Form 10-Q
period 1997-09-30
C H ROBINSON WORLDWIDE INC
filed 1997-11-14
CIK 1043277

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
    /x/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                        PERIOD ENDED SEPTEMBER 30, 1997

OR

   / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
             THE TRANSITION PERIOD FROM ___________ TO ____________


                             Commission File Number
                                   000-23189



                         C.H. ROBINSON WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)


                     Delaware                        41-1883630
           (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)        Identification No.)



   8100 Mitchell Road, Suite 200, Eden Prairie, Minnesota           55344-2248
        (Address of principal executive offices)                    (Zip Code)

                                 (612) 937-8500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

 Yes           No /x/


As of November 13, 1997, the number of outstanding shares of the registrant's common stock was 41,264,621.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  Financial Statements


               C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                  (In Thousands, except per share amounts)



                         ASSETS                                      September 30,        December 31,
                                                                         1997                 1996
                                                                     (Unaudited)
                                                                 -----------------    -----------------
CURRENT ASSETS:
     Cash and cash equivalents                                            $104,685             $ 42,567
     Available-for-sale securities                                          12,944               42,711
     Receivables, net of allowance for doubtful
       accounts of $10,436 and  $10,079                                    201,895              170,935
     Inventories                                                             3,338                5,276
     Deferred tax benefit                                                    4,915                6,698
     Prepaid expenses and other                                              6,700                2,088
     Net Assets of discontinued operations                                  14,082               10,147
                                                                 -----------------    -----------------
                         Total current assets                             $348,559             $280,422

PROPERTY AND EQUIPMENT, net                                                 21,766               23,047
INTANGIBLE & OTHER ASSETS, net                                              12,795               17,311
                                                                 -----------------    -----------------
                                                                          $383,120             $320,780
                                                                 =================    =================
LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Accounts payable                                                     $163,494             $140,376
     Accrued expenses-
       Compensation and  profit-sharing contribution                        17,711               17,991
       Income taxes & other                                                 20,234                7,985
                                                                 -----------------    -----------------
                         Total current liabilities                         201,439              166,352

STOCKHOLDERS' INVESTMENT
     Preferred stock, $0.10 par value,
      20,000 shares authorized;
      none outstanding                                                           -                    -
     Common stock, $0.10 par value;
      130,000 shares authorized, 41,265
      and 41,375 issued and outstanding                                      4,126                4,137
     Foreign currency translation adjustment                                  (466)                (346)
     Retained earnings                                                     178,021              150,637
                                                                 -----------------    -----------------
                         Total stockholders' investment                    181,681              154,428
                                                                 -----------------    -----------------
                                                                          $383,120             $320,780
                                                                 =================    =================



                 The accompanying notes are an integral part
                of these condensed consolidated balance sheets.

                C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                     (In Thousands, except per share data)
                                  (unaudited)


                                                                Three Months Ended                       Nine Months Ended
                                                                   September 30,                           September 30,
                                                         --------------------------------     ------------------------------------
                                                              1997              1996                 1997                1996
                                                         --------------    --------------     ----------------    ----------------

GROSS REVENUES                                                 $466,408          $413,585           $1,321,560          $1,188,609
COST OF TRANSPORTATION AND
   PRODUCTS                                                     412,944           368,474            1,168,940           1,056,578
                                                         --------------    --------------     ----------------    ----------------
NET REVENUES                                                     53,464            45,111              152,620             132,031
SELLING GENERAL AND ADMINISTRATIVE
   EXPENSES                                                      38,146            31,602              110,611              94,173
                                                         --------------    --------------     ----------------    ----------------
INCOME FROM OPERATIONS                                           15,318            13,509               42,009              37,858
INVESTMENT AND OTHER INCOME                                         936               723                2,817               2,114
                                                         --------------    --------------     ----------------    ----------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR INCOME TAXES                              16,254            14,232               44,826              39,972
PROVISION FOR INCOME TAXES                                        6,369             5,559               17,708              15,614
                                                         --------------    --------------     ----------------    ----------------
NET INCOME FROM CONTINUING
   OPERATIONS                                                     9,885             8,673               27,118              24,358
NET INCOME FROM DISCONTINED
  OPERATIONS, net of income taxes                                   550               566                1,450               1,649
                                                         --------------    --------------     ----------------    ----------------
NET INCOME                                                     $ 10,435          $  9,239           $   28,568          $   26,007
                                                         ==============    ==============     ================    ================

NET INCOME PER SHARE:
     Net income from continuing operations                     $   0.24          $   0.21           $     0.66          $     0.58
     Net income from discontinued operations                       0.01              0.01                 0.03                0.04
                                                         --------------    --------------     ----------------    ----------------
     Net income                                                $   0.25          $   0.22           $     0.69          $     0.62
                                                         ==============    ==============     ================    ================

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                                    41,265            41,425               41,292              41,930
                                                         ==============    ==============     ================    ================



                 The accompanying notes are an integral part
                  of these condensed consolidated statements.

                 C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                 (In Thousands)
                                  (unaudited)

                                                                             For the Nine Months Ended
                                                                                    September 30,
                                                                    -------------------------------------------
                                                                            1997                     1996
                                                                    -----------------         -----------------
OPERATING ACTIVITIES:
  Net income                                                                  $28,568                   $26,007
  Adjustments to reconcile net income to net cash provided
    by operations-
     Depreciation and amortization                                              6,293                     5,556
     Incentive stock expense                                                        -                       859
     Deferred income taxes                                                       (992)                   (1,303)
     Changes in operating elements-
       Receivables                                                            (30,960)                  (31,528)
       Inventories                                                              1,938                       635
       Prepaid expenses and other current assets                               (4,612)                      468
       Accounts payable                                                        23,118                    20,339
       Accrued compensation and profit sharing                                    663                    (1,872)
       Accrued income taxes and other                                          12,249                       (33)
                                                                    -----------------         -----------------
         Net cash provided by operating activities                             36,265                    19,128
                                                                    -----------------         -----------------

INVESTING ACTIVITIES:
  Additions of property and equipment                                          (4,078)                   (3,674)
  Disposals of property and equipment                                           1,311                        55
  Sales of long-term investments                                                4,349                       115
  Purchases of long-term investments                                                -                    (1,040)
  Sale of available-for-sale securities                                        78,670                    25,419
  Purchase of available-for-sale securities                                   (48,903)                  (32,525)
  Cash provided/(used) by discontinued operations                              (3,935)                    2,130
  Other, net                                                                      577                       481
                                                                    -----------------         -----------------
         Net cash provided by (used for) investing
          activities                                                           27,991                    (9,039)
                                                                    -----------------         -----------------

FINANCING ACTIVITIES:
  Sale of common stock                                                            103                         -
  Repurchase of common stock                                                   (1,416)                   (6,853)
  Cash dividends                                                                 (825)                     (621)
                                                                    -----------------         -----------------
         Net cash used for financing activities                                (2,138)                   (7,474)
                                                                    -----------------         -----------------
         Net increase in cash and cash equivalents                             62,118                     2,615

CASH AND CASH EQUIVALENTS, beginning of period                                $42,567                   $34,452
                                                                    -----------------         -----------------
CASH AND CASH EQUIVALENTS, end of period                                     $104,685                   $37,067
                                                                    =================         =================

                The accompanying notes are an integral part of
                   these condensed consolidated statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   GENERAL:

     C.H. Robinson Worldwide, Inc. and Subsidiaries (the Company) is a global provider of multimodal transportation services and logistic solutions through a network of branch offices throughout the United States, Canada, Mexico and Europe. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and its majority owned and controlled subsidiaries. The Company's financial services segment is presented in the accompanying consolidated financial statements as discontinued operations. Minority interest in subsidiaries are not significant. All significant intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

     The condensed consolidated financial statements which are unaudited have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's final Prospectus dated October 15, 1997, as well as the Company's Registration Statement on Form S-1 and all amendments thereto (Registration No. 333-33731).

2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 establishes accounting standards for computing and presenting earnings per share and is effective for periods ending after December 15, 1997. The adoption of SFAS No. 128 will not have a material impact on the Company's calculation of income per share.

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes accounting standards requiring presentation of comprehensive income, which includes unrealized gains and losses on securities and foreign currency translation adjustments, on the face of the financial statements effective for periods beginning after December 15, 1997. The adoption of SFAS No. 130 will not have a material impact on the Company's results of operations or financial position.

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes accounting standards for segment reporting effective for periods beginning after December 15, 1997. The adoption of SFAS No. 131 will have no effect on the company's financial statements.

3.   SUBSEQUENT EVENTS:

     On October 10, 1997 the Company paid a special cash dividend of $1.50 per share ($61.9 million in the aggregate) to stockholders of record as of October 10, 1997. On October 13, 1997 the Company removed restrictions on shares previously awarded to employees which will generate an estimated $40.3 million tax benefit.

     Certain stockholders of the Company sold 12,165,155 shares of the Company's stock to the public pursuant to a registered public offering on October 15, 1997. The proceeds of the offering were paid entirely to selling stockholders. Pursuant to SEC rules related to stock issued or sold to employees at prices below the initial public offering price for the twelve months preceding the initial public offering effective date, the Company recorded a charge to expense of $21.6 million on October 15, 1997. During the fourth quarter of 1997, the Company will also charge to expense approximately $3.0 million for other expenses related to the initial public offering.

     The Company sold its financial services business on October 14, 1997 for $40.3 million. The Company paid a liquidating distribution to stockholders of record on October 14, 1997 of $39.2 million ($0.95 per share), the net proceeds resulting from this sale.

     On August 14, 1997 the Company adopted incentive stock award and stock purchase plans. Under the incentive stock award plan, officers, directors, employees, consultants and independent contractors may receive options, stock appreciation rights, restricted stock and other stock-based awards for not more than 2,000,000 shares of common stock. On October 14, 1997, certain employees were granted 471,917 stock options at a grant price of $18.00 (the offering price per share). The stock purchase plan, under which employees may purchase up to 2,000,000 shares of common stock, will commence on January 1, 1998.

ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Cautionary Statement Relevant to Forward-Looking Information

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in Exhibit 99 hereto.


GENERAL

     Gross revenues represent the total amount of services and goods sold by the Company to its customers. Costs of transportation and products include direct costs of transportation contracted by the Company, including motor carrier, intermodal, ocean, air, and other costs, and the purchase price of products sourced by the Company. The Company acts principally as a service provider to add value and expertise in the execution and procurement of these services for its customers. The net revenues of the Company (gross revenues less cost of transportation and products) are the primary indicator of the Company's ability to source, add value and resell services and products that are provided by third parties, and are considered by management to be the primary measurement of growth for the Company. Accordingly, the discussion of results of operations below focuses on the changes in the Company's net revenues.

RESULTS OF  OPERATIONS

The following table summarizes net revenue by service line:


                                                Three Months Ended                        Nine Months Ended
                                                   September 30,                             September 30,
                                       ------------------------------------       ------------------------------------
                                            1997        1996      % change             1997        1996      % change
Net Revenue (in thousands)
       Transportation                      $41,205     $33,853        21.7%          $116,887    $ 96,446        21.2%
       Sourcing                              9,997       9,533         4.9%            29,659      30,915        -4.1%
       Information services                  2,262       1,725        31.1%             6,074       4,670        30.1%
                                       ------------------------------------       ------------------------------------
         Total                             $53,464     $45,111        18.5%          $152,620    $132,031        15.6%
                                       ====================================       ====================================

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     Revenues. Gross revenues for the three months ended September 30, 1997 were $466.4 million, an increase of 12.8% over gross revenues of $413.6 million for the three months ended September 30, 1997. Net revenues for the three months ended September 30, 1996 were $53.5 million, an increase of 18.5% over net revenues of $45.1 million for the three months ended September 30, 1997 resulting from an increase in transportation services net revenues of 21.7% to $41.2 million, an increase in sourcing net revenues of 4.9% to $10.0 million, and an increase in information services net revenues of 31.1% to $2.3 million.

     The increase in transportation net revenue resulted from an increase in transaction volume offset by a slight decline in the net revenue per transaction. This increase in transaction volume and net revenues was driven by significant expansion of business with current customers, primarily larger accounts, and from new domestic and international customers.

     The sourcing net revenues increase of 4.9% was driven by net revenue growth from a branch that sources produce for the Company's large retail chain customers, by other branches expanding their warehouse and crossdock sourcing services and offset by a decline in net revenues resulting from the elimination in December 1996 of a program at a large branch to source and distribute various seafood and other products.

     The increase in information services net revenue was the result of significant growth in transaction volume. Net revenue per transaction decreased slightly due to the increase in less expensive electronic transactions which have been growing faster than manual transactions.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1997 were $38.1 million, an increase of 20.7% over $31.6 million for the three months ended September 30, 1997. This increase was primarily due to increased personnel and warehouse costs associated with the Company's growth.

     Income from Operations. Income from operations was $15.3 million for the three months ended September 30, 1997, an increase of 13.4% over $13.5 million for the three months ended September 30,1996.

     Investment and Other Income. Investment and other income was $0.9 million for the three months ended September 30, 1997, an increase of 29.6% over $0.7 million for the three months ended September 30,1996

     Provision for Income Taxes. The effective income tax rates for continuing operations were 39.2% and 39.1% for the three months ended September 30, 1997 and 1996, respectively. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

     Net Income from Continuing Operations. Net income from continuing operations was $9.9 million for the three months ended September 30, 1997, an increase of 14.0% over $8.7 million for the three months ended September 30, 1996. Net income from continuing operations per share increased by 14.3% to $0.24 for the three months ended September 30, 1997 compared to $0.21 for the three months ended September 30, 1996.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Revenues. Gross revenues for the nine months ended September 30, 1997 were $1.3 billion, an increase of 11.2% over gross revenues of $1.2 billion for the nine months ended September 30, 1996. Net revenues for the nine months ended September 30, 1997 were $152.6 million, an increase of 15.6% over net revenues of $132.0 million for the nine months ended September 30, 1997 resulting from an increase in transportation services net revenues of 21.2% to $116.9 million, a decrease in sourcing net revenues of 4.1% to $29.7 million, and an increase in information services net revenues of 30.1% to $6.1 million.

     The increase in transportation net revenue resulted from an increase in transaction volume offset by a slight decline in the net revenue per transaction. This increase in transaction volume and net revenues was driven by significant expansion of business with current customers, primarily larger accounts, and from new domestic and international customers.

     Sourcing net revenues decreased by 4.1% primarily due to the elimination in December 1996 of a program at a large branch to source and distribute various seafood and other products, offset partially by net revenue growth from a branch that sources produce for the Company's large retail chain customers, and by various branches expanding their warehouse and crossdock sourcing services.

     The increase in information services net revenue was the result of significant growth in transaction volume. Net revenue per transaction decreased slightly due to the increase in less expensive electronic transactions which have been growing faster than manual transactions.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1997 were $110.6 million, an increase of 17.5% over $94.2 million for the nine months ended September 30, 1997. This increase was primarily due to increased personnel and warehouse costs associated with the Company's growth.

     Income from Operations. Income from operations was $42.0 million for the nine months ended September 30, 1997, an increase of 11.0% over $37.9 million for the nine months ended September 30,1996.

     Investment and Other Income. Investment and other income was $2.8 million for the nine months ended September 30, 1997, an increase of 33.3% over $2.1 million for the nine months ended September 30,1996.

     Provision for Income Taxes. The effective income tax rates for continuing operations were 39.5% and 39.1% for the nine months ended September 30, 1997 and 1996, respectively. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

     Net Income from Continuing Operations. Net income from continuing operations was $27.1 million for the nine months ended September 30, 1997, an increase of 11.3% over $24.4 million for the nine months ended September 30, 1996. Net income from continuing operations per share increased by 13.8% to $0.66 for the nine months ended September 30, 1997 compared to $0.58 for the nine months ended September 30, 1996, primarily due to an increase in net income and partly as a result of a decrease in shares outstanding due to the Company's share repurchases.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically generated substantial cash from operations which has enabled it to fund its growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $104.7 million and available-for-sale securities totaled $12.9 million as of September 30, 1997. Working capital at September 30, 1997 totaled $147.1 million. The Company has had no long-term debt for the last five years.

     On October 13, 1997, the Company removed restrictions on shares previously awarded to employees which will generate an estimated $40.3 million tax benefit. In addition, the Company paid a special cash dividend of $1.50 per share ($61.9
million in total) on October 10, 1997.   As disclosed in the Company's Form
8-K dated October 29,1997, the Company sold its financial services business on October 14, 1997 for $40.3 million. The Company declared and paid a liquidating distribution to stockholders of record on October 14, 1997 of $39.2 million ($0.95 per share), the net proceeds resulting from this sale. Management does not anticipate any significant effects on the Company's operations as a result of these non-recurring transactions. The Company has declared a $0.06 per share dividend payable to shareholders of record as of December 12, 1997 payable on December 30, 1997.

     Management believes that the Company's available cash, together with expected future cash generated from operations, are expected to be sufficient to satisfy its anticipated needs for working capital, capital expenditures, cash dividends and stock repurchases. In addition, the Company has $17.5 million available under its two existing lines of credit at interest rates of 6.34% and 6.58%, respectively, as of September 30, 1997. The lines of credit do not restrict the payment of dividends.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

                          PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings

     None.

ITEM 2.  Changes in Securities and Use of Proceeds

     None.

ITEM 3.  Defaults Upon Senior Securities

     None.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     At a special meeting held on August 14, 1997, stockholders approved reincorporation of the Company in Delaware, an Omnibus Stock Plan and a Stock Purchase Plan. Votes were cast as follows:

                               FOR         AGAINST   WITHHELD
     Reincorporation        36,947,795        0     4,316,826
     Omnibus Stock Plan     36,947,795        0     4,316,826
     Stock Purchase Plan    36,947,795        0     4,316,826


ITEM 5.  Other Information

     None.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

   27  Financial Data Schedule

   99  Cautionary Statement

(b)  Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 1997

                              C.H.ROBINSON WORLDWIDE, INC.



                              By  /s/ D.R. Verdoorn
                                ------------------------------
                                 D.R. Verdoorn
                                 Chief Executive Officer



                              By  /s/ John Wiehoff
                                ------------------------------
                                 John Wiehoff
                                 Controller
                                 (principal accounting officer)