Form 10-K
period 1997-12-31
C H ROBINSON WORLDWIDE INC
filed 1998-03-25
CIK 1043277

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
  [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1997

                                      OR

  [_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________


                       Commission File Number:  000-23189

                         C.H. ROBINSON WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                              41-1883630
      (State or other jurisdiction               (I.R.S. Employer
    of incorporation or organization)           Identification No.)

 8100 MITCHELL ROAD, EDEN PRAIRIE, MINNESOTA        55344-2248
  (Address of principal executive offices)          (Zip Code)

                                (612) 937-8500
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X    No  ______
                                                  ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 13, 1998 was approximately $735,787,803 (based on the last sale price of such stock as quoted on The Nasdaq National Market ($22.75) on such date).

  As of March 13, 1998, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 41,264,621.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 (the "Annual Report"), are incorporated by reference in Parts II and IV.

  Portions of the Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held May 5, 1998 (the "Proxy Statement"), are incorporated by reference in Part III.

                                     PART I

ITEM 1.        BUSINESS

OVERVIEW

     Founded in 1905, C.H. Robinson Worldwide, Inc. (the "Company" or "Robinson") is the largest third-party logistics company in North America with 1997 gross revenues of $1.8 billion. The Company is a global provider of multimodal transportation services and logistics solutions through a network of 119 offices in 38 states and Canada, Mexico, Belgium, the United Kingdom, France, Spain, Italy, Singapore and South Africa. Through contracts with over 14,000 motor carriers, the Company maintains the single largest network of motor carrier capacity in North America and is one of the largest third-party providers of intermodal services in the United States. In addition, the Company regularly provides air, ocean and customs services. As an integral part of the Company's transportation services, the Company provides a wide range of value-added logistics services, such as raw materials sourcing, freight consolidation, cross-docking and contract warehousing. During 1997, the Company handled over 1,000,000 shipments for more than 8,600 customers, ranging from Fortune 100 companies to small businesses in a wide variety of industries.

     The Company has developed global multimodal transportation and distribution networks to provide seamless logistics services worldwide. As a result, the Company has the capability of managing all aspects of the supply chain on behalf of its customers. As a non-asset based transportation provider, the Company can focus on optimizing the transportation solution for its customer rather than on its own asset utilization, using established relationships with motor carriers, railroads (primarily intermodal service providers), air freight carriers and ocean carriers. Through its motor carrier contracts, the Company maintains access to more than 370,000 dry vans, 128,000 temperature-controlled vans and containers and 96,000 flatbed trailers. The Company also has intermodal marketing contracts with 11 railroads, including all of the major North American railroads, which give the Company access to more than 150,000 additional trailers and containers.

     Throughout its 90-year history, the Company has been in the business of sourcing fresh produce. Much of the Company's logistics expertise can be traced to its significant experience in handling perishable commodities. Due to the time-sensitive nature and quality requirements of the shipments, fresh produce represents a unique logistics challenge, and the distribution and transportation costs are significant compared with, and may exceed, the cost of the produce being shipped. The Company has developed a network of produce sources and maintains access to specialized equipment and transportation modes designed to ensure timely delivery of uniform quality produce. In response to demand from large grocery retailers and food service distributors, the Company has developed its own brand of produce, The Fresh 1(R), which is sourced through various relationships and packed to order through contract packing agreements. The Company has also leveraged its food sourcing and logistics expertise into the sourcing of food ingredients on behalf of food manufacturers.

     The Company's unique business philosophy has accounted for its strong historical results and has positioned the Company for continued growth. The Company's principal competitive advantage is its large decentralized branch network, staffed by approximately 1,400 salespersons who are employees rather than agents. These branch employees are in close proximity to both customers and carriers which facilitates quick responses to customers' changing needs. Branch employees act as a team in both marketing the Company's services and providing these services to individual customers. The Company compensates its branch employees principally on the basis of their branch's profitability, which in the Company's opinion produces a more service-oriented, focused and creative sales force. The Company believes it is substantially owned by approximately 1,000 of its employees holding more than 70% of the Company's Common Stock.

     The Company was reincorporated in Delaware in 1997 as the successor to a business existing, in various legal forms, since 1905. The Company's corporate office is located at 8100 Mitchell Road, Eden Prairie, Minnesota 55344-2248, and its telephone number is (612)937-8500. Its web site address is www.chrobinson.com.

LOGISTIC SERVICES

     As a global, third-party logistics company, the Company provides multimodal transportation and related logistics services, sourcing and fee-based information services.

     The Company seeks to establish long-term relationships with its customers in order to provide logistics solutions that reduce or eliminate inefficiencies in customers' supply chains. Whenever appropriate, the Company analyzes the customer's current transportation rate structures, modes of shipping and carrier selection. The Company may also examine the customer's warehousing, picking procedures, loading, unloading and dock scheduling procedures, as well as packaging and pallet configuration procedures. The Company then evaluates how these procedures interact with shipping, manufacturing and customer service. Upon completion of an initial analysis, the Company proposes solutions which allow the customer to streamline operating procedures and contain costs, while improving the management of its supply chain. Robinson branch employees remain involved with the customer throughout the analysis and implementation of the proposed solution. In the course of providing day-to-day transportation services, branch employees offer further logistics analysis and solutions as the employees become more familiar with the customer's daily operations and the nuances of its supply chain. The Company's ultimate goal is to assist the customer in managing its entire supply chain while being the customer's key provider of individual transportation services.

MULTIMODAL TRANSPORTATION SERVICES

     On a day-to-day basis, customers communicate their freight needs, typically on a load-by-load basis, to the Company by means of a telephone call, fax transmission, e-mail or EDI message to the branch office salesperson responsible for the particular customer. That salesperson enters all appropriate information about each load into the Company's computer based Customer Oriented Shipment Management Operating System ("COSMOS"), determines the appropriate mode of transportation for the load and selects a carrier or carriers, based upon the salesperson's knowledge of the carrier's service capability, equipment availability, freight rates and other relevant factors. The salesperson then communicates with the carrier's dispatch office to confirm a price for the transportation and the carrier's commitment to provide the transportation. At this point, the salesperson provides the carrier information to the customer, together with the Company's sales price, which is intended to provide a profit to the Company for the totality of services performed for the customer. By accepting the customer's order, the Company becomes legally responsible for transportation of the load from origin to destination, rather than being a mere freight broker. The carrier's contract is with the Company, not the customer, and the Company is responsible for prompt payment of carrier charges. The Company is also responsible to its customer for any claims for damage to freight while in transit or performance. In most cases, the Company receives reimbursement from the carrier for these claims.

     As a result of the Company's logistics capabilities, many customers now look to Robinson to handle all, or a substantial portion, of their freight transportation requirements to or from a particular manufacturing facility or distribution center. In a number of instances, the Company has contracts with the customer whereby the Company agrees to handle a specified number of loads usually to specified destinations, such as from the customer's plant to a distribution center, at specific rates, but subject to seasonal variation. Most of the Company's rate commitments are for periods of one year or less. To meet its obligations under these customer contracts, Robinson may obtain advance commitments from one or more carriers to transport all, or a significant portion, of the contracted loads, again at specific rates, for the length of Robinson's customer contract.

     As part of its customer focus, Robinson offers a wide range of logistics services on a worldwide basis to assure timely, efficient and cost effective delivery through the use of one or more transportation modes. These logistics services include: transportation management (price and modal comparisons and selection; shipment consolidation and optimization; improvement of operating and shipping procedures and claims management); minimization of storage (through cross-docking and other flow-through operations); logistics network and nodal location analysis to optimize the entire supply chain; tracking and tracing; reverse logistics and other special needs; management information; and analysis of a customer's risk and claims management practices. Robinson will evaluate a customer's core carrier program by reviewing such factors as carriers' insurance certificates, safety ratings and financial stability as well as establishing a program to measure and monitor key quality standards for those core carriers. These services are bundled with underlying transportation services and are not typically separately priced, but instead are reflected as a part of the cost of transportation services provided by the Company on a transactional basis pursuant to continuing customer relationships. Incident to these transportation services, the Company may supply sourcing, contract warehousing, consulting and other services, for which it is separately compensated.

     The Company is capable of arranging all modes of transportation services on a worldwide basis:

     . Truck--Through its contracts with over 14,000 motor carriers, the Company maintains access to more than 370,000 dry vans, 128,000 temperature-controlled units and 96,000 flatbeds. It offers both time-definite and expedited truck transportation. In many instances, particularly in connection with its sourcing business, the Company will consolidate partial loads for several customers into full truckloads.

     . Intermodal--Intermodal transportation involves the shipment of a coordinated manner. The Company provides intermodal service by both rail and ship, arranges local pickup and delivery (known as drayage) through local motor carriers and provides temperature-controlled double and triple-stacked intermodal containers. The Company currently owns or leases approximately 650 intermodal containers. The Company also has intermodal marketing contracts with 11 railroads, which give the Company access to more than 150,000 additional trailers and containers.

     . Ocean--As an indirect ocean carrier and freight forwarder, the Company consolidates shipments, determines routing, selects ocean carriers, contracts for ocean shipments, provides for local pickup and delivery of shipments and arranges for customs clearance of shipments, including the payment of duties.

     . Air--The Company provides door-to-door service as a full-service air freight forwarder, both domestically and internationally.

     The table below shows the Company's net revenue by transportation mode for the periods indicated:

                                    TRANSPORTATION SERVICES NET REVENUE
                                              (IN THOUSANDS)

                                            Year Ended December 31,
                             --------------------------------------------------
                               1993     1994       1995       1996       1997
                             -------   -------   --------   --------   --------
Truck.....................   $63,549   $81,122   $ 97,636   $110,460   $133,110
Intermodal................     4,411     7,828      6,864      8,014      9,680
Ocean.....................     6,278     6,865      7,212      8,121      9,226
Air.......................       323       550      1,402      1,687      1,954
Miscellaneous (1).........     2,686     2,922      3,907      4,964      5,290
                             -------   -------   --------   --------   --------
 Total....................   $77,247   $99,287   $117,021   $133,246   $159,260
                             =======   =======   ========   ========   ========

___________
(1) Consists of customs clearance (Automated Brokerage Interface (ABI) and Automated Clearing House (ACH) capabilities with the U.S. Customs Service) and warehousing.

     As the Company has emphasized integrated logistics solutions, its relationships with many customers have become broader, with the Company becoming a business partner responsible for a greater portion of supply chain management. Customers may be served by specially created Robinson teams and over several branches.

SOURCING

     Throughout its 90-year history, Robinson has been in the business of sourcing fresh produce. Much of the Company's logistics expertise can be traced to the Company's significant experience in handling perishable commodities. Because of its perishable nature, produce must be quickly packaged, transported within tight timetables in temperature controlled equipment and distributed quickly to replenish high turnover inventories maintained by wholesalers, food service companies and retailers. In most instances, the Company consolidates individual customers' produce orders into truckload quantities at the point of origin and arranges for transportation of the truckloads, often to multiple destinations. Approximately one-half of the Company's sourcing business is with produce wholesalers, who purchase produce in relatively large quantities through the Company and resell the produce to grocery retailers, restaurants and other resellers of food. More than one-third of Robinson's sourcing business is with grocery store chains and other multistore retailers, and most of the Company's remaining customers are food service companies that distribute a range of food products to retailers, restaurants and institutions.

     During the past five years, the Company has actively sought to expand its food sourcing customer base by focusing on the larger multistore retailers. As these retailers have expanded through store openings and industry consolidation, their traditional methods of produce sourcing and store-level distribution, which relied principally on regional or even local purchases from wholesalers, have become inefficient. The Company's logistics and perishable commodities sourcing expertise can greatly improve the retailers' produce purchasing as well as assure uniform quality from region to region and store to store. The Company introduced its proprietary The Fresh 1(R) brand of produce in 1989, which includes a wide range of uniform quality, top grade fruits and vegetables purchased from various domestic and international growers.

     The Company has also sought to leverage its food sourcing and logistics expertise into the food ingredients market and has focused on the major food manufacturers that utilize significant quantities of various ingredients in producing food products. Examples of ingredients sourced for food processors include fruit juice concentrates, dehydrated onions, chocolate and natural food colors.

     Sourcing accounted for approximately 24%, 22% and 19% of the Company's net revenues in 1995, 1996 and 1997, respectively.

INFORMATION SERVICES

     A subsidiary of the Company, T-Chek Systems LLC provides motor carrier customers with funds transfer and driver payroll services, fuel management services, fuel and use tax reporting as well as on-line access to custom-tailored information management reports, all through the use of its proprietary automated system. This system enables motor carriers to track equipment, manage fleets and dictate where and when their drivers purchase fuel. For several companies and truck stop chains, T-Chek captures sales and fuel cost data, applies the margin agreed between seller and purchaser, reprices the sale, invoices the carrier and provides management information to the seller. T-Chek is also seeking to market other tracking, tracing and communications services and products, primarily to motor carriers.

     Through its subsidiary, Payment and Logistics LLC, the Company provides freight payment services to shippers using a proprietary system, often linked to the carriers by EDI, with the ability to process freight payments by electronic funds transfer. This paperless system also enables the Company to automatically audit the customer's freight rates, eliminate duplicate payments to carriers and produce reports containing information about such matters as shipping patterns, freight volumes and overall transportation costs. The Company and the customer use these data to better manage the customer's supply chain.

     The Company's information services accounted for approximately 3%, 4% and 4% of the Company's net revenues in 1995, 1996 and 1997, respectively.

ORGANIZATION

     To allow the Company to stay close to customers and markets, the Company has created and continues to expand a network of 119 offices, supported by executives and services in a central office.

BRANCH NETWORK

     Branch salespersons are responsible for developing new business, receiving and processing orders from specific customers located in the area served by the branch and contracting with carriers to provide the transportation requested. In addition to routine transportation, salespersons are often called upon to handle customers' unusual, seasonal and emergency needs. Shipments to be transported by truck are almost always contracted at the branch level. Some branches may rely on expertise in other branches when contracting intermodal, international and air shipments.

     Salespersons in the branches both sell and service their customers rather than rely exclusively on a central office or dedicated sales staff. Sales opportunities are identified through the Company's database, industry directories, referrals by existing customers and leads generated by branch office personnel through knowledge of their local and regional markets. Each branch is also responsible for locating and contracting with carriers to serve the branch's customers.

     The table below shows certain information about the Company's branches for the periods indicated:

                                  BRANCH DATA
                             (DOLLARS IN THOUSANDS)


                                                     Year Ended December 31,
                                             ------------------------------------------
                                              1993     1994     1995     1996     1997
                                             ------   ------   ------   ------   ------
Average employees per branch...............     14.6     15.8     14.6     15.4     16.2
Average net revenues per branch............   $1,392   $1,597   $1,683   $1,717   $1,822
Average net revenues per employee..........   $   98   $  105   $  113   $  115   $  115

     As of December 31, 1997, the Company's branch salespersons represented approximately 70% of the Company's total work force and all branch employees, including support staff, represented over 90% of the Company's work force. At December 31, 1997, the number of salespersons per Company branch ranged from three to 54.

     Branch Expansion. The Company expects to continue to add branch offices as management determines that a new branch may contribute to continued growth and as branch salespersons develop the capability to manage a new branch. The Company intends to focus particularly on opening overseas branches as opportunities arise to serve the local needs of multinational customers. Additional branches are often opened within a territory previously served by another branch, such as within major cities, as the volume of business in a particular area warrants opening a separate branch. Capital required to open a new branch is modest, involving a lease for a small amount of office space, communication links and often employee compensation guaranties for a short time.

     Unique Branch Network. For almost two decades, new branch salespersons have been hired through a sophisticated profiling system using standardized tests to measure an applicant against the traits determined by the Company to be those of successful Robinson employees. These common traits facilitate cooperative efforts necessary for the success of each office. Applicants are recruited nationally from across the United States and Canada, typically have college degrees and some have business experience, not necessarily within the transportation industry. The Company is highly selective in determining to whom it offers employment.

     Newly hired branch employees receive extensive on-the-job training at the branch level, which ranges from six months to a year and emphasizes development of the necessary skills and attitude to become productive members of a branch team. The Company believes most salespersons become productive employees in a matter of weeks. After gaining a year of experience, each salesperson attends a Company-sponsored national meeting to receive additional training and foster relationships between branches.

     Employees at the branch level form a team, which is enhanced by the Company's unique incentive compensation system under which a significant part of the compensation of most branch managers and salespersons is dependent on the profitability of the particular branch. For any calendar year, branch managers and salespersons who have been employed for at least one complete year participate in the branch's earnings for that calendar year, based on a system of "points" awarded to the employees on the basis of their productivity and contribution. Most of a branch manager's compensation is provided by this compensation program. For 1997, incentive-based compensation averaged approximately 30% of branch salespersons' total compensation, 65% of branch managers' total compensation and 60% of officers' total compensation. Branch employees also participate in the

Company's Profit Sharing Plan, contributions to which depend on overall Company profitability. In connection with establishing new branches and other special circumstances, the Company may guaranty a level of compensation to the branch manager and key salespersons.

     All managers throughout the Company who have significant responsibilities are eligible to participate in the Company's 1997 Omnibus Stock Plan. Employees at all levels, after a qualifying period of employment, are eligible to participate in the Company's Employee Stock Purchase Plan.


     Individual salespersons benefit through the growth and profitability of individual branches and are motivated by the opportunity to become branch managers, assistant managers or department managers. All branch salespersons are full time employees.

EXECUTIVE OFFICERS

     Under the Company's decentralized operating system, branch managers report directly to, and receive guidance and support from, a small group of executive officers at the Company's central office. Customers, carriers, managers and employees have direct access to the Company's Chief Executive Officer, D.R. Verdoorn, and all other executive officers. These executives provide training and education concerning logistics, develop new services and applications to be offered to customers and provide broad market analysis.

     The executive officers of the Company serve at the discretion of the Board of Directors and are chosen annually by the Board of Directors. Set forth below are the names, ages and positions of the executive officers of the Company.

     Name                  Age   Position
     ----                  ---   --------

     D.R. Verdoorn          59   President, Chief Executive Officer and Director
     Looe Baker III         48   Vice President and Director
     Barry W. Butzow        51   Vice President and Director
     Gregory D. Goven       46   Vice President
     Robert S. Ingram       57   Vice President, Transportation
     Michael T. Rempe       44   Vice President, Produce
     Thomas M. Jostes       37   Vice President, Transportation
     Thomas D. Perdue       48   Vice President, Intermodal
     Dale S. Hanson         59   Vice President, Finance, Chief Financial Officer and Director
     Owen P. Gleason        46   Vice President, General Counsel, Secretary and Director
     Jennifer T. Amys       47   Vice President, Chief Information Officer
     John P. Wiehoff        36   Corporate Controller and Treasurer

     D.R. Verdoorn has been the President and Chief Executive Officer of the Company and its predecessor since 1977 and a director since 1975. He has been with the Company since 1963. He has served on the Boards of Directors for United Fresh Fruit and Vegetable Association and the Produce Marketing Association. Mr. Verdoorn attended Central College in Pella, Iowa.

     Looe Baker III has been a Vice President of the Company since 1979 and a director since 1984. Mr. Baker began his career with the Company in 1971. Mr. Baker has served on the Board of Directors for the Produce Marketing Association. He is a director of Orval Kent Holding Co. He holds a Bachelor of Science degree from Drake University.

     Barry W. Butzow has been a Vice President of the Company since 1984 and a director since 1986. He began employment with the Company in 1969. He holds a Bachelor of Arts degree from Moorhead State University.

     Gregory D. Goven has been a Vice President of the Company since 1988. Mr. Goven joined the Company in 1973. Mr. Goven holds a Bachelor of Science degree from North Dakota State University. Mr. Goven's wife is the first cousin of Mr. Verdoorn.

     Robert S. Ingram has been Vice President, Transportation since 1996 and prior to that was Vice President of Intermodal from 1992. Prior to joining the Company, Mr. Ingram held several executive positions with the Burlington Northern Railway, the Soo Line Railroad, Sealand Service and several regional railroads. He holds a Bachelor of Science degree from the University of Pennsylvania.

     Michael T. Rempe has been Vice President, Produce since 1994, after starting with the Company in 1989 as Director of Produce Merchandising. Prior to that, he held several senior positions in the retail grocery industry. Mr. Rempe is currently on the Board of Directors of the Produce Marketing Association and Produce for Better Health. Mr. Rempe attended Indiana University Purdue University in Indianapolis.

     Thomas M. Jostes has served as Vice President, Transportation since 1995 and has been employed by the Company since 1984. Mr. Jostes holds a Bachelor of Arts degree from Iowa State University.

     Thomas D. Perdue has been Vice President, Intermodal since 1995. From 1992 through 1995, he was Assistant Vice President of Intermodal Operations for the Burlington Northern Railway, and prior thereto, he held various senior transportation operations and marketing positions with Burlington Northern Railway. Mr. Perdue holds a Bachelor of Science degree from Indiana University.

     Dale S. Hanson has been Vice President, Finance and Chief Financial Officer of the Company since 1990 and a director since 1988. Prior to joining the Company, Mr. Hanson held various executive positions with First Bank System, Inc. (now U.S. Bancorp), including Executive Vice President of First Bank System, Inc., President of FBS Merchant Banking Group and President of First Bank of St. Paul. Mr. Hanson holds a Bachelor of Arts degree from Carleton College.

     Owen P. Gleason has been Vice President and General Counsel of the Company since 1990 and served as corporate counsel since 1978. Mr. Gleason has been a director since 1986. Mr. Gleason holds a law degree from Oklahoma City University and a Bachelor's Degree from Ripon College.

     Jennifer T. Amys has been Vice President and Chief Information Officer of the Company since 1994. From 1989 through 1993, she was Director of Systems Development and Support for The Quaker Oats Company and prior to that held other senior MIS positions for several transportation and food companies. She has a Masters of Business Administration degree from the University of Minnesota and a Bachelor of Science degree from the University of Taiwan.

     John P. Wiehoff has been Treasurer of the Company since May 1997 and Corporate Controller since 1992. Prior to that, he was employed as an audit manager by Arthur Andersen LLP. He holds a Bachelor of Science degree from St. John's University.

EMPLOYEES

     As of December 31, 1997, the Company had a total of 1,925 employees, substantially all of whom are full-time employees and approximately 1,700 of whom were located in the Company's branch offices. Corporate services such as accounting, information systems, legal, credit support and claims support are provided centrally. The Company believes that its compensation and benefit plans are among the most competitive in the industry and that its relationship with employees is excellent.

CUSTOMERS AND MARKETING

     The Company seeks to establish long-term relationships with its customers and to increase the amount of business done with each customer by seeking to provide the customer with a full range of logistic services. In 1997, the Company served approximately 8,600 customers, ranging from Fortune 100 companies to small businesses in a wide variety of industries. During 1997, no customer accounted for more than 4% of gross revenues. In recent years, revenue growth has been achieved through the growth and consolidation of customers, expansion of the services provided by the Company and an increase in the number of customers served.

     The Company believes that decentralization allows salespersons to better serve the Company's customers by fostering the development of a broad knowledge of logistics and local and regional market conditions as well as the specific logistics issues facing individual customers. With the guidance of experienced branch managers (who have an average tenure of 13 years with the Company), branches are given significant latitude in pursuing opportunities and committing the Company's resources to serve customers.

     Branches seek additional business from existing customers and pursue new customers, based on their knowledge of local markets and the range and value of logistics services that the Company is capable of providing. The Company has begun placing increased emphasis on national sales and marketing support to enhance branch capabilities. Increasingly, branches call on central office executives, a national sales staff and a central logistics group to support them in the pursuit of multinational corporations and other companies with more complex logistics requirements.

RELATIONSHIPS WITH CARRIERS

     The Company seeks to establish long-term relationships with carriers in order to assure dependable services, favorable pricing and carrier availability during peak shipping periods and periods of undercapacity. To strengthen and maintain these relationships, Company salespersons regularly communicate with carriers serving their region and seek to assist carriers with equipment utilization, reduction of empty miles and equipment repositioning. The Company has a policy of prompt payment and provides centralized claims management on behalf of various shippers. Many smaller carriers effectively consider Robinson as their sales and marketing department.

     As of December 31, 1997, the Company had contracts with more than 14,000 motor carriers (representing approximately 128,000 temperature controlled vans, 370,000 dry vans and 96,000 flatbeds). Those carriers include owner-operators of a single truck, small and mid-size fleets, private fleets and the largest national trucking companies. Consequently, the Company is not dependent on any one carrier. As of December 31, 1997, the Company also had intermodal marketing contracts with 11 railroads, including all of the major North American railroads, giving the Company access to more than 150,000 additional trailers and containers. The Company qualifies each motor carrier to assure that it is properly licensed and insured and has the resources to provide the necessary level of service on a dependable basis. The Company's motor carrier contracts require that the carrier commit to a minimum number of shipments, issue invoices only to and accept payment solely from, Robinson and permit Robinson to withhold payment to satisfy previous claims or shortages. Carrier contracts also establish transportation rates that can be modified by issuance of an individual load confirmation. The Company's contracts with railroads govern the transportation services and payment terms by which the Company's intermodal shipments are transported by rail. Intermodal transportation rates are typically negotiated between the Company and the railroad on a customer-specific basis.

COMPETITION

     The transportation services industry is highly competitive and fragmented. The Company competes primarily against a large number of other non-asset based logistics companies, as well as asset-based logistics companies, third-party freight brokers, carriers offering logistics services and freight forwarders. The Company also competes against carriers' internal sales forces and shippers' own transportation departments. It also buys and sells transportation services from and to companies with which it competes.

     The Company believes that its most significant competitive advantages are:
(i) its large decentralized branch network, staffed by salespersons who are employees rather than agents, which enables the Company's salespersons to gain significant knowledge about individual customers and the local and regional markets they serve, (ii) its ability to provide a broad range of logistics services and (iii) its ability to provide services on a worldwide basis.

COMMUNICATIONS AND INFORMATION SYSTEMS

     To handle the large number of daily transactions and to accommodate its decentralized branch system, the Company has designed an extensive communications and information system. Employees are linked with each other and with customers and carriers by telephone, facsimile, e-mail and/or EDI to communicate requirements and availability, to confirm and bill orders and, through the Company's Internet home page, to trace shipments. The Company has developed its own proprietary computer based system, COSMOS. The most recent enhancements help salespersons service customer orders, select the optimal modes of transportation, build and consolidate loads and selects routes, all based on customer-specific service parameters. COSMOS makes load data visible to the entire branch sales team, enabling the salespersons to select carriers and track loads in progress, and automatically provides visible alerts to any arising problems. The Company's internally developed proprietary decision support system ("BSMART") uses data captured from daily transactions to generate various management reports which are available to the Company's large logistics customers to provide information on traffic patterns, product mix and production schedules. BSMART enables customers to analyze their own customer base, transportation expenditure trends and the impact on out-of-route and out-of-stock costs.

     The Company continues to assess what impact the year 2000 will have on its current information systems. A plan is under way to complete the necessary programming using primarily internal resources. The cost of this programming is expected to be immaterial to the Company's overall financial position and is being expensed as incurred.

GOVERNMENT REGULATION

     The transportation industry has been subject to legislative and regulatory changes that have affected the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. The Company cannot predict the effect, if any, that future legislative and regulatory changes may have on the transportation industry.

     The Company is subject to licensing and regulation as a transportation provider. The Company is licensed by the Department of Transportation ("DOT") as a broker in arranging for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. The Company provides motor carrier transportation services that require registration with the DOT and compliance with certain economic regulations administered by the DOT, including a requirement to maintain insurance coverage in minimum prescribed amounts. The Company is subject to regulation by the Federal Maritime Commission as an ocean freight forwarder and maintains a non-vessel operating common carrier bond. The Company operates as an indirect air cargo carrier subject to economic regulation by the DOT. The Company provides customs brokerage services as a customs broker under a license issued by the United States Customs Service of the Department of Treasury. The Company sources fresh produce under a license issued by the United States Department of Agriculture. Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Although Congress enacted legislation in 1994 that substantially preexmpts the authority of states to exercise economic regulation of motor carriers and brokers of freight, the Company and several of its subsidiaries continue to be subject to a variety of vehicle registration and licensing requirements. The Company and the carriers that the Company relies on in arranging transportation services for its customers are also subject to a variety of federal and state safety and environmental regulations. Although compliance with the regulations governing licensees in these areas has not had a materially adverse effect on the Company's operations or financial condition in the past, there can be no assurance that such regulations or changes thereto will not adversely impact the Company's operations in the future. Violation of these regulations could also subject the Company to fines or, in the event of serious violation, suspension or revocation of operating authority as well as increased claims liability.

RISK MANAGEMENT AND INSURANCE

     In its truck and intermodal operations, the Company assumes full value cargo risk to its customers. The Company subrogates its losses against the motor or rail carrier with the transportation responsibilities. The Company requires all motor carriers participating in its contract program to carry at least $750,000 in general liability insurance and $25,000 in cargo insurance. Many carriers carry insurance limits exceeding these minimums. Railroads, which are generally self-insured, provide limited common carrier liability protection, generally up to $250,000 per shipment. For both truck and rail transportation, higher coverage is available to the customer on a load-by-load basis at an additional price.

     In its international freight forwarding, ocean transportation and air freight businesses, the Company does not assume cargo liability to its customers above minimum industry standards. The Company offers its customers the option to purchase ocean marine cargo coverage to insure goods in transit. When the Company agrees to store goods for its customers for longer terms, it provides limited warehouseman's coverage to its customers and contracts for warehousing services from companies which provide the Company the same degree of coverage.

     The Company maintains a broad cargo liability policy to protect it against catastrophic losses that may not be recovered from the responsible carrier with a deductible of $100,000 per incident. The Company also carries various liability policies, including auto and general liability, with a $75 million umbrella.

     Agricultural chemicals used on agricultural commodities intended for human consumption are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Concern about particular chemicals and alleged contamination has led to recalls of products, and tort claims have been brought by consumers of allegedly affected produce. Because the Company is a seller of produce, it may have legal responsibility arising from sales of produce. While the Company carries product liability coverage of $75 million, settlement of class action claims is often costly, and the Company cannot assure that its liability coverage will be adequate and will continue to be available. In addition, in connection with any recall, the Company may be required to bear the cost of repurchasing, transporting and destroying any allegedly contaminated product, for which it is not insured. Any recall or allegation of contamination could affect the Company's reputation, particularly of its The Fresh 1(R) brand. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.

FORWARD-LOOKING STATEMENTS

     This Form 10-K Annual Report and the Company's financial statements and other documents incorporated by reference contain forward-looking statements
that involve risk and uncertainties.   The Company's actual results may differ
significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those contained above in this Item 1--Business, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Exhibit 99.

ITEM 2.   PROPERTIES

     Principally all of the Company's branch offices and its central office are leased from third parties under leases with initial terms ranging from three to ten years. The Company considers its current offices adequate for its current level of operations. The Company has not had difficulty in obtaining sufficient office space and believes it can renew existing leases or relocate branches to new offices as leases expire.

ITEM 3.    LEGAL PROCEEDINGS

     In 1995, the United States Customs Service began an investigation of possible duties owed on imports of certain juice concentrates by a subsidiary of the Company. The Company has been advised by the United States Attorney for the Eastern District of New York that its subsidiary was not the target or the subject of a criminal investigation, although the United States Attorney is not bound by such statements. The Company believes, however, that the United States Customs Service will seek additional duties of approximately $4.0 million and may seek civil monetary penalties against the subsidiary of the Company. The Company believes the disposition of this matter will not have a material adverse effect on the business, financial condition or results of operations of the Company, although there can be no assurance that the duties and penalties sought against the subsidiary will not exceed the Company's reserves for this matter.

     The Company is currently not otherwise subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On February 28, 1997, the Company issued an aggregate of 282,086 restricted shares of Common Stock to 57 employees under the Company's prior stock programs related to incentive compensation earned for the year ended December 31, 1996 (and determined after the end of the year). The number of shares issued was based on book value per share of Common Stock on December 31, 1996. Such issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 3(b) and Rule 701 thereunder inasmuch as (1) the Company was not subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and was not an investment company registered or required to be registered under the Investment Company Act of 1940 at the time of issuance, (2) the conditions of Rule 701(b)(1) and (3) were satisfied in that each such issuance was made pursuant to a written contract with each such employee, which was furnished to the employee, and (3) the conditions of Rule 701(b)(5) were satisfied in that the aggregate amount of securities offered and sold (282,086 shares valued at $1,066,285) (x) did not exceed $5,000,000 and (y) did not exceed the greater of (i) $500,000, (ii) $48,117,000 (15% of the total assets of the Company at December 31, 1996) or (iii) 6,185,288 shares (15% of the number of shares outstanding as of February 28, 1997, giving effect to such sales).

     On June 30, 1997, the Company sold 25,000 shares of Common Stock to
Gerald A. Schwalbach, a director of the Company, for cash in the amount of $103,000, the book value of the stock at May 31, 1997. Such stock was purchased for investment and not with a view to distribution, and the sale thereof was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

     The Company's Common Stock began trading on The Nasdaq National Market under the symbol "CHRW" on October 15, 1997. Certain stockholders of the Company sold 12,165,155 shares of the Company's Common Stock to the public pursuant to a registered public offering, the proceeds of which were paid entirely to the selling stockholders. Prior to such date, there was no established public trading market for the Company's Common Stock.

     The following table sets forth, for the period indicated, the high and low sales prices of the Company's Common Stock, as quoted on The Nasdaq National Market.

1997                                             High         Low
----                                            ------      ------
Fourth quarter (commencing October 15, 1997)    $26.50      $19.75

     On March 13, 1998, the closing sales price per share of the Company's Common Stock as quoted on The Nasdaq National Market was $22.75 per share. On March 13, 1998, there were approximately 1,200 holders of record and approximately 5,000 beneficial owners of the Company's Common Stock.

     For 1996, the Company paid aggregate annual dividends of $0.185 per share. For 1997, the Company paid quarterly dividends of $0.01 per share for the first and second quarters. On October 10, 1997, the Company paid an extraordinary cash dividend of $1.50 per share to stockholders of record on October 10, 1997. The Company paid a liquidating distribution of the net proceeds of the sale of the Company's consumer finance services business on October 14, 1997, to stockholders of record on October 14, 1997 of $0.95 per share. On December 30, 1997, the Company paid a quarterly dividend of $0.06 per share to shareholders of record as of December 12, 1997. The Company has declared a quarterly dividend of $0.06 per share payable to shareholders of record as of March 12, 1998 payable on April 1,

1998. The declaration of dividends by the Company is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon the results of operations, capital requirements and financial condition of the Company, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or continue to pay dividends on the shares of Common Stock in the future.

ITEM 6.   SELECTED FINANCIAL DATA

     Selected financial data on page 16 of the Annual Report is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 17 through 19 of the Annual Report is incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements for the year ended December 31, 1997 on pages 20 through 30 of the Annual Report are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the Company's Board of Directors on pages 2 through 4, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 12 of the Proxy Statement are incorporated by reference. Information with respect to the Company's executive officers is provided in Part I, Item 1.

ITEM 11.  EXECUTIVE COMPENSATION

     "Executive Compensation" on pages 4 through 6 of the Proxy Statement is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "Security Ownership of Certain Beneficial Owners and Management" on page 11 of the Proxy Statement is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Certain Transactions" on page 11 of the Proxy Statement is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements.

          The Company's consolidated financial statements for the year ended December 31, 1997, listed in the accompanying Index to Consolidated Financial Statements at page F-1, on pages 20 through 30 of the Annual Report are incorporated by reference.

     (2)  Financial Statement Schedules.

          Schedule II. Valuation and Qualifying Accounts, is included at the end of this Report.

     (3)  Index to Exhibits

          Number  Description
          ------  -----------
          3.1     Certificate of Incorporation of the Company (Incorporated by
                  reference to Exhibit 3.1 to the Registrant's Registration
                  Statement on Form S-1, Registration No. 333-33731)

          3.2     Bylaws of the Company (Incorporated by reference to Exhibit
                  3.2 to the Registrant's Registration Statement on Form S-1,
                  Registration No. 333-33731)

          3.3     Certificate of Designations of Series A Junior Participating
                  Preferred Stock of the Company (Incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on
                  Form S-1, Registration No. 333-33731)

          4.1 Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration
                  Statement on Form S-1, Registration No. 333-33731)

          4.2     Form of Rights Agreement between the Company and Norwest Bank
                  Minnesota, National Association (Incorporated by reference to
                  Exhibit 4.2 to the Registrant's Registration Statement on
                  Form S-1, Registration No. 333-33731)

          10.1    Form of Central Office Management Incentive Program, including
                  Deferred Compensation Agreement (Incorporated by reference to
                  Exhibit 10.1 to the Registrant's Registration Statement on
                  Form S-1, Registration No. 333-33731)

          10.2 Operational Executive Compensation Program (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration
                  Statement on Form S-1, Registration No. 333-33731)

          10.3    Employee Incentive Program (Incorporated by reference to
                  Exhibit 10.3 to the Registrant's Registration Statement on
                  Form S-1, Registration No. 333-33731)

          10.4    1997 Omnibus Stock Plan (Incorporated by reference to
                  Exhibit 10.4 to the Registrant's Registration Statement on
                  Form S-1, Registration No. 333-33731)

          10.5    Form of Management--Employee Agreement between the Company and each of by D.R. Verdoorn, Looe Baker III and Barry Butzow
                  (Incorporated by reference to Exhibit 10.5 to the Registrant's
                  Registration Statement on Form S-1, Registration No. 333-
                  33731)

          10.6    Form of Management--Employee Agreement entered into by Gregory
                  Goven, Dale Hanson, Thomas Jostes, Bernard Madej and Michael
                  Rempe (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, Registration
                  No. 333-33731)

          10.7 Form of Management--Employee Agreement between the Company and by Thomas Perdue (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1,
                  Registration No. 333-33731)

          10.8    Amended and Restated Promissory Note, due on demand or June
                  30, 1998, payable by C.H. Robinson Company to the order of First Bank National Association, up to an aggregate principal amount of $10,000,000 (Incorporated by reference to Exhibit
                  10.8 to the Registrant's Registration Statement on Form S-1,
                  Registration No. 333-33731)

          10.9    Guaranty, dated as of November 30, 1992, by C.H. Robinson,
                  Inc. for the benefit of First Bank National Association
                  (Incorporated by reference to Exhibit 10.9 to the Registrant's
                  Registration Statement on Form S-1, Registration No. 333-
                  33731)

          10.10 Master Equipment Lease Agreement, dated August 19, 1994, between Wagonmaster Transportation Company and AT&T Commercial
                  Finance Corporation (Incorporated by reference to Exhibit
                  10.10 to the Registrant's Registration Statement on Form S-1,
                  Registration No. 333-33731)

          10.11   Keep-Well Agreement, dated August 19, 1994, between C.H.
                  Robinson, Inc., Wagonmaster Transportation Company and AT&T
                  Commercial Finance Corporation (Incorporated by reference to
                  Exhibit 10.11 to the Registrant's Registration Statement on
                  Form S-1, Registration No. 333-33731)

          10.12 Master Equipment Lease Agreement, dated ________, 1994, between Wagonmaster Transportation Company and Metlife Capital
                  Limited

                  Partnership (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, Registration
                  No. 333-33731)

          10.13   Keep-Well Agreement, dated April__, 1994, between C.H.
                  Robinson, Inc., Wagonmaster Transportation Company and Metlife
                  Capital Limited Partnership (Incorporated by reference to
                  Exhibit 10.13 to the Registrant's Registration Statement on
                  Form S-1, Registration No. 333-33731)

          10.14   Form of Management Confidentiality and Noncompetition
                  Agreement (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, Registration
                  No. 333-33731)

          10.15   Form of Stock Option Agreement (Incorporated by reference to
                  Exhibit 10.22 to the Registrant's Registration Statement on
                  Form S-1, Registration No. 333-33731)

          10.16 Stock Purchase Agreement dated September 9, 1997 by and between Cityside Holding Company, C.H. Robinson, Inc. and
                  Norwest Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated October
                  14, 1997)

          10.17 Amendment to Stock Purchase Agreement dated October 13, 1997, by and between Cityside Holding L.L.C., C.H. Robinson, Inc.
                  and Norwest Corporation (Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated October 14, 1997)

          10.18   Escrow Agreement dated October 13, 1997, by and between
                  Cityside Holding L.L.C., C.H.Robinson, Inc. and Norwest Bank
                  Iowa, N.A. (Incorporated by reference to Exhibit 10.1 to the
                  Registrant's Current Report on Form 8-K dated October 14,
                  1997)

          *10.19  Long Term Lease Agreement, dated to be effective August 1,
                  1997, between C.H. Robinson Company and Gemstar Container
                  Corporation.

          *10.20  Long Term Lease Agreement, dated to be effective November 1,
                  1997, between C.H. Robinson Company and Gemstar Container
                  Corporation.

          *13 Selected pages of the Company's Annual Report to Stockholders for the year ended December 31, 1997

          *21     Subsidiaries of the Company

          *23     Consent of Arthur Andersen LLP

          24      Powers of Attorney (included on signature page of this Report)

          *27     Financial Data Schedule [Filed in electronic format only]

          *99     Cautionary Statement for Purposes of the "Safe Harbor"
                  Provisions of the Private Securities Litigation Reform Act of
                  1995

          _________________
          * Filed herewith

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated October 14, 1997 to report the sale by the Company of its consumer finance business to Norwest Corporation as an Item 2 reportable event.

(c)  See Item 14(a)(3) above.

(d)  See Item 14(a)(2) above.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following financial statements of the Company and its subsidiaries required to be included in Item 14(a)(1) are listed below:

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Financial Statements (incorporated by reference under Item 8 of
Part II from pages 20 through 30 of the Company's Annual Report to Stockholders for the year ended December 31, 1997):

     Consolidated Balance Sheets as of December 31, 1997 and 1996

     Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Stockholders' Investment for the years ended
          December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended December 31,
          1997, 1996 and 1995

     Notes to Consolidated Financial Statements

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on March 25, 1998.

                              C.H. ROBINSON WORLDWIDE, INC.


                              By: /s/ Owen P. Gleason
                                 ---------------------------------------------
                                 Owen P. Gleason
                                 Vice President, General Counsel and Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1998.

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dale S. Hanson and Owen P. Gleason (with full power to act alone), as his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign an Annual Report on Form 10-K of C.H. Robinson Worldwide, Inc., and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

            Signature                       Title
            ---------                       -----
/s/ D. R. Verdoorn             President, Chief Executive Officer and Director
------------------------       (Principal Executive Officer)
    D.R. Verdoorn

/s/ Dale S. Hanson             Vice President Finance, Chief Financial Officer
------------------------       and Director (Principal Financial Officer)
    Dale S. Hanson

/s/ John P. Wiehoff            Corporate Controller and Treasurer (Principal
------------------------       Accounting Officer)
    John P. Wiehoff

/s/ Looe Baker III             Vice President and Director
------------------------
    Looe Baker III

/s/ Barry W. Butzow            Vice President and Director
------------------------
    Barry W. Butzow

/s/ Owen P. Gleason            Vice President, General Counsel, Secretary and
------------------------       Director
    Owen P. Gleason

/s/ Robert Ezrilov             Director
------------------------
    Robert Ezrilov

/s/ Gerald A. Schwalbach       Director
------------------------
    Gerald A. Schwalbach

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To C.H. Robinson Worldwide, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in C.H. Robinson Worldwide, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
 February 6, 1998

C.H. Robinson Worldwide, Inc.

            Schedule II. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

The transactions in the allowance for doubtful accounts for the years ended December 31, 1995, and 1996 and 1997 were as follows (in thousands):

--------------------------------------------------------------------------------------
                                         December 31,    December 31,    December 31,
                                             1995            1996            1997
--------------------------------------------------------------------------------------
Balance, beginning of
  Year                                        $ 5,719         $ 8,033         $10,079
--------------------------------------------------------------------------------------
Provision                                       4,583           5,139           3,870
--------------------------------------------------------------------------------------
Write-off's                                    (2,269)         (3,093)         (5,013)
--------------------------------------------------------------------------------------
Balance, end of year                          $ 8,033         $10,079         $ 8,936
--------------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

Number  Description
------  -----------
3.1  Certificate of Incorporation of the Company (Incorporated by reference to
     Exhibit 3.1 to the Registrant's Registration Statement on Form S-1,
     Registration No. 333-33731)

3.2  Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the
     Registrant's Registration Statement on Form S-1, Registration No. 333-3373
     1)

3.3  Certificate of Designations of Series A Junior Participating Preferred
     Stock of the Company (Incorporated by reference to Exhibit 3.3 to the
     Registrant's Registration Statement on Form S-1, Registration No. 333-
     33731)

4.1  Form of Certificate for Common Stock (Incorporated by reference to
     Exhibit 4.1 to the Registrant's Registration Statement on Form S-1,
     Registration No. 333-33731)

4.2  Form of Rights Agreement between the Company and Norwest Bank Minnesota,
     National Association (Incorporated by reference to Exhibit 4.2 to the
     Registrant's Registration Statement on Form S-1, Registration No. 333-
     33731)

10.1 Form of Central Office Management Incentive Program, including Deferred
     Compensation Agreement (Incorporated by reference to Exhibit 10.1 to the
     Registrant's Registration Statement on Form S-1, Registration No. 333-
     33731)

10.2 Operational Executive Compensation Program (Incorporated by reference to
     Exhibit 10.2 to the Registrant's Registration Statement on Form S-1,
     Registration No. 333-33731)

10.3 Employee Incentive Program (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-
     33731 )

10.4 1997 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.4 to the
     Registrant's Registration Statement on Form S-1, Registration No. 333-
     33731)

10.5 Form of Management--Employee Agreement between the Company and each of by D.R. Verdoorn, Looe Baker III and Barry Butzow (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1,
     Registration No. 333-33731)

10.6 Form of Management--Employee Agreement entered into by Gregory Goven, Dale
     Hanson, Thomas Jostes, Bernard Madej and Michael Rempe (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.7 Form of Management--Employee Agreement between the Company and by Thomas
     Perdue (Incorporated by reference to Exhibit 10.7 to the Registrant's
     Registration Statement on Form S-1, Registration No. 333-33731)

10.8 Amended and Restated Promissory Note, due on demand or June 30, 1998, payable by C.H. Robinson Company to the order of First Bank National
     Association, up to an aggregate principal amount of $10,000,000
     (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration
     Statement on Form S-1, Registration No. 333-33731)

10.9 Guaranty, dated as of November 30, 1992, by C.H. Robinson, Inc. for the benefit of First Bank National Association (Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1,
     Registration No. 333-33731)

10.10  Master Equipment Lease Agreement, dated August 19, 1994, between
       Wagonmaster Transportation Company and AT&T Commercial Finance
       Corporation (Incorporated by reference to Exhibit 10.10 to the
       Registrant's Registration Statement on Form S-1, Registration No. 333-
       33731)

10.11  Keep-Well Agreement, dated August 19, 1994, between C.H. Robinson, Inc.,
       Wagonmaster Transportation Company and AT&T Commercial Finance
       Corporation (Incorporated by reference to Exhibit 10.11 to the
       Registrant's Registration Statement on Form S-1, Registration No. 333-
       33731)

10.12  Master Equipment Lease Agreement, dated ________, 1994, between
       Wagonmaster Transportation Company and Metlife Capital Limited
       Partnership (Incorporated by reference to Exhibit 10.12 to the
       Registrant's Registration Statement on Form S-1, Registration No. 333-
       33731)

10.13  Keep-Well Agreement, dated April __, 1994, between C.H. Robinson, Inc.,
       Wagonmaster Transportation Company and Metlife Capital Limited
       Partnership (Incorporated by reference to Exhibit 10.13 to the
       Registrant's Registration Statement on Form S-1, Registration No. 333-
       33731)

10.14  Form of Management Confidentiality and Noncompetition Agreement
       (Incorporated by reference to Exhibit 10.21 to the Registrant's
       Registration Statement on Form S-1, Registration No. 333-33731)

10.15  Form of Stock Option Agreement (Incorporated by reference to Exhibit
       10.22 to the Registrant's Registration Statement on Form S-1,
       Registration No. 333-33731)

10.16  Stock Purchase Agreement dated September 9, 1997 by and between Cityside
       Holding Company, C.H. Robinson, Inc. and Norwest Corporation
       (Incorporated by reference to Exhibit 2.1 to the Registrant's Current
       Report on Form 8-K dated October 14, 1997)

10.17 Amendment to Stock Purchase Agreement dated October 13, 1997, by and between Cityside Holding L.L.C., C.H. Robinson, Inc. and Norwest
       Corporation (Incorporated by reference to Exhibit 2.2 to the Registrant's
       Current Report on Form 8-K dated October 14, 1997)

10.18  Escrow Agreement dated October 13, 1997, by and between Cityside Holding
       L.L.C., C.H.Robinson, Inc. and Norwest Bank Iowa, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 14, 1997)

*10.19 Long Term Lease Agreement, dated to be effective August 1, 1997, between
       C.H. Robinson Company and Gemstar Container Corporation.

*10.20 Long Term Agreement, dated to be effective November 1, 1997, between C.H.
       Robinson Company and Gemstar Container Corporation.

*13 Selected pages of the Company's Annual Report to Stockholders for the year ended December 31, 1997

*21    Subsidiaries of the Company

*23    Consent of Arthur Andersen LLP

24     Powers of Attorney (included on signature page of this Report)

*27    Financial Data Schedule [Filed in electronic format only]

*99    Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the
       Private Securities Litigation Reform Act of 1995

          _________________
          * Filed herewith