Form 10-Q
period 1998-03-31
C H ROBINSON WORLDWIDE INC
filed 1998-05-14
CIK 1043277

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
 /x/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                          PERIOD ENDED MARCH 31, 1998

OR

 / /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
             THE TRANSITION PERIOD FROM ___________ TO ____________


                             Commission File Number
                                   000-23189



                         C.H. ROBINSON WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)


                    Delaware                           41-1883630
           (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)          Identification No.)



8100 South Mitchell Road, Suite 200, Eden Prairie, Minnesota       55344-2248
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

Yes /x/        No


As of April 30, 1998, the number of outstanding shares of the registrant's common stock was 41,264,621.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                 C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (In Thousands, except per share amounts)

ASSETS                                           March 31,   December 31,
                                                   1998          1997
                                                (Unaudited)
                                                -----------  ------------

CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 63,519       $ 62,497
  Available-for-sale securities                     14,219         10,428
  Receivables, net of allowance for doubtful
     accounts of $9,995 and $8,936                 212,219        206,743
  Inventories                                        3,355          3,109
  Deferred tax benefit                               4,203          4,781
  Prepaid expenses and other                         3,493          5,797
  Income taxes receivable                            7,178         17,334
                                                  --------       --------
     Total current assets                          308,186        310,689

PROPERTY AND EQUIPMENT, net                         22,417         22,226
INTANGIBLE & OTHER ASSETS, net                       8,778          7,713
                                                  --------       --------
                                                  $339,381       $340,628
                                                  ========       ========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts Payable                                $176,346       $166,789
  Accrued Expenses                                      --             --
  Compensation and profit-sharing contribution       7,195         22,107
  Income taxes & other                              11,932         12,751
                                                  --------       --------
     Total current liabilities                     195,473        201,647

STOCKHOLDERS' INVESTMENT
  Preferred stock, $0.10 par value, 20,000 shares
     authorized; none outstanding                       --             --
  Common stock, $0.10 par value; 130,000 shares
     authorized, 41,265 issued, 41,223 and
     41,265 outstanding                              4,122          4,126
  Additional paid-in capital                        61,139         62,108
  Foreign currency translation adjustment             (763)          (718)
  Retained Earnings                                 79,410         73,465
                                                  --------       --------
     Total stockholders' investment                143,908        138,981
                                                  --------       --------
                                                  $339,381       $340,628
                                                  ========       ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                     (In Thousands, except per share data)
                                  (unaudited)

                                                          Three Months
                                                         Ended March 31,
                                                       ------------------
                                                         1998     1997
                                                       --------  --------

GROSS REVENUES                                         $468,189  $403,705
COST OF TRANSPORTATION AND PRODUCTS                     412,968   356,819
                                                       --------  --------
NET REVENUES                                             55,221    46,886
SELLING GENERAL AND ADMINISTRATIVE EXPENSES              41,867    35,471
                                                       --------  --------
INCOME FROM OPERATIONS                                   13,354    11,415
INVESTMENT AND OTHER INCOME                                 491       851
                                                       --------  --------
INCOME FROM CONTINUING OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                             13,845    12,266
PROVISION FOR INCOME TAXES                                5,471     4,840
                                                       --------  --------
NET INCOME FROM CONTINUING OPERATIONS                     8,374     7,426
NET INCOME FROM DISCONTINUED OPERATIONS,
  net of income taxes                                        --       439
                                                       --------  --------
NET INCOME                                             $  8,374  $  7,865
                                                       ========  ========
BASIC NET INCOME PER SHARE:
  From continuing operations                           $   0.20  $   0.18
  From discontinued operations                               --      0.01
                                                       --------  --------
  Net income                                           $   0.20  $   0.19
                                                       ========  ========
DILUTED NET INCOME PER SHARE:
  From continuing operations                           $   0.20  $   0.18
  From discontinued operations                               --      0.01
                                                       --------  --------
  Net income                                           $   0.20  $   0.19
                                                       ========  ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                41,251    41,359

DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS                101        --
                                                       --------  --------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING              41,352    41,359
                                                       ========  ========

  The accompanying notes are an integral part of these condensed consolidated statement.

                 C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Income
                                 (In Thousands)
                                  (unaudited)



                                                       Three Months
                                                      Ended March 31,
                                                      ---------------
                                                       1998     1997
                                                      ------   ------
NET INCOME                                            $8,374   $7,865

OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustment                (45)      --
                                                      ------   ------
COMPREHENSIVE INCOME                                  $8,329   $7,865
                                                      ======   ======

  The accompanying notes are an integral part of these condensed consolidated statements.

                 C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                              -------------------
                                                                 1998       1997
                                                              --------    --------
OPERATING ACTIVITIES:
  Net income                                                   $  8,374   $  7,865
  Adjustments to reconcile net income to net cash provided
     by operating activities -
     Depreciation and amortization                                1,938      1,885
     Deferred income taxes                                          201       (817)
     Changes in operating elements -
       Receivables                                               (5,476)    (7,212)
       Inventories                                                 (246)       962
       Prepaid expenses and other current assets                  2,304        (62)
       Accounts payable                                          10,154      7,162
       Accrued compensation and profit sharing                  (14,912)   (12,934)
       Accrued income taxes and other                             9,337      5,656
                                                               --------   --------
          Net cash provided by operating activities              11,674      2,505

INVESTING ACTIVITIES:
  Additions of property and equipment                            (1,621)    (1,337)
  Disposals of property and equipment                                22          7
  Sales of long-term investments                                     --          5
  Purchases of long-term investments                               (250)        --
  Sale of available-for-sale                                      8,336     20,739
  Purchase of available-for-sale                                (12,127)   (14,252)
  Cash used by discontinued operations                               --     (1,825)
  Other, net                                                       (968)    (1,090)
                                                               --------   --------
     Net cash provided by (used for) investing activities        (6,608)     2,247

FINANCING ACTIVITIES:

  Repurchase of common stock                                     (1,570)      (458)
  Cash dividends                                                 (2,474)      (402)
                                                               --------   --------
     Net cash used for financing activities                      (4,044)      (860)
                                                               --------   --------
     Net increase in cash and cash equivalents                    1,022      3,892

CASH AND CASH EQUIVALENTS, beginning of period                   62,497     42,567
                                                               --------   --------
CASH AND CASH EQUIVALENTS, end of period                       $ 63,519   $ 46,459
                                                               ========   ========

   The accompanying notes are an integral part of these condensed consolidated statements.

                 C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


GENERAL:

     C.H. Robinson Worldwide, Inc. and Subsidiaries (the "Company") is a global provider of multimodal transportation services and logistic solutions through a network of branch offices throughout the United States, Canada, Mexico and Europe. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and its majority owned and controlled subsidiaries. The Company's financial services segment is presented in the accompanying consolidated financial statements as discontinued operations. Minority interest in subsidiaries are not significant. All significant intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

     The condensed consolidated financial statements which are unaudited have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) in June 1997. SFAS No. 131 establishes accounting standards for segment reporting and is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to affect the Company's financial statements or the disclosures contained therein.

ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

GENERAL

     Gross revenues represent the total amount of services and goods sold by the Company to its customers. Costs of transportation and products include direct costs of transportation contracted by the Company, including motor carrier, intermodal, ocean, air, and other costs, and the purchase price of products sourced by the Company. The Company acts principally as a service provider to add value and expertise in the execution and procurement of these services for its customers. The net revenues of the Company (gross revenues less costs of transportation and products) are the primary indicator of the Company's ability to source, add value and resell services and products that are provided by third parties, and are considered by management to be the primary measurement of growth for the Company. Accordingly, the discussion of results of operations below focuses on the changes in the Company's net revenues.

     In the transportation industry generally, results of operations show a seasonal pattern as customers reduce shipments during and after the winter holiday season. In recent years, the Company's operating income and earnings from continuing operations have been higher in the second and third quarters than in the first and fourth quarters. Although seasonality in the transportation industry has not had a significant impact on the Company's cash flow or results of operations in recent years, the Company cannot fully predict the impact it may have in the future. Inflation has not materially affected the Company's operations due to the short-term, transactional basis of its business.

RESULTS OF  OPERATIONS

     The following table summarizes net revenue by service line:

                              Three Months Ended March 31,
                              ----------------------------
                                1998       1997     change
                               --------  --------  -------

Net Revenue (in thousands)
  Transportation                $41,740   $35,975     16.0%
  Sourcing                       11,097     9,098     22.0
  Information services            2,384     1,813     31.5
                               --------  --------
  Total                         $55,221   $46,886     17.8
                               ========  ========

     The following table represents certain income statement data shown as percentages of the Company's net revenues:

                                            Three Months Ended
                                                 March 31,
                                              ---------------
                                                1998    1997
                                              ------- -------
Net revenues                                    100.0%  100.0%
Selling, general and administrative expenses     75.8    75.7
                                              ------- -------
Income from operations                           24.2    24.3
Investment and other income                       0.9     1.8
                                              ------- -------
Income from continuing operations before
 provision for income taxes                      25.1    26.1
Provision for income taxes                        9.9    10.3
                                              ------- -------
Net income from continuing operations            15.2%   15.8%
                                              ======= =======

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Revenues. Gross revenues for the three months ended March 31, 1998 were $468.2 million, an increase of 16.0% over gross revenues of $403.7 million for the three months ended March 31, 1997. Net revenues for the three months ended March 31, 1998 were $55.2 million, an increase of 17.8% over net revenues of $46.9 million for the three months ended March 31, 1997 resulting from an increase in transportation services net revenues of 16.0% to $41.7 million, an increase in sourcing net revenues of 22.0% to $11.1 million, and an increase in information services net revenues of 31.5% to $2.4 million.

     The increase in transportation net revenue resulted primarily from an increase in transaction volume. The increase in transaction volume was driven by significant expansion of business with current customers and from new domestic and international customers.

     Sourcing net revenues increased by 22.0% due principally to net revenue growth from sourcing produce for the Company's large retail chain customers and temporary opportunities created by adverse weather conditions in major produce growing areas. The Company's branch network and relationships with produce growers worldwide provided the Company with sources of produce in this challenging market and provided growth to both the number of transactions and the profit per transaction.

     The increase in information services net revenue was the result of significant growth in transaction volume. Net revenue per transaction decreased slightly due to the increase in less expensive electronic transactions which have been growing faster than manual transactions.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1998 were $41.9 million, an increase of 18.0% over $35.5 million for the three months ended March 31, 1997. This increase was primarily due to increased costs associated with the Company's growth. Selling, general and administrative expenses as a percent of net revenue increased to 75.8% for the three months ended March 31, 1998 compared to 75.7% for the three months ended March 31,1997. This slight increase is due in part to new expenses associated with being a publicly held company and increased communications costs, offset partly by a reduction in personnel expenses as a percent of net revenue.

     Income from Operations. Income from operations was $13.4 million for the three months ended March 31, 1998, an increase of 17.0% over $11.4 million for the three months ended March 31, 1997. Income from operations as percent of net revenue were 24.2% and 24.3% for the three months ended March 31, 1998 and for the three months ended March 31, 1997, respectively.

     Investment and Other Income. Investment and other income was $491,000 for the three months ended March 31, 1998, a decrease of 42.3% from $851,000 for the three months ended March 31, 1997. This decrease was the result of a special dividend paid on October 10, 1997 which lowered the amount of cash available for investments.

     Provision for Income Taxes. The effective income tax rates for continuing operations were 39.5% for the three months ended March 31, 1998 and for the three months ended March 31, 1997. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

     Net Income from Continuing Operations. Net income from continuing operations was $8.4 million for the three months ended March 31, 1998, an increase of 12.8% over $7.4 million for the three months ended March 31, 1997. Net income from continuing operations per share increased by 11.1% to $0.20 (basic and diluted) for the three months ended March 31, 1998 compared to $0.18 (basic and diluted) for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically generated substantial cash from operations which has enabled it to fund its growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $63.5 million and available-for-sale securities totaled $14.2 million as of March 31, 1998. Working capital at March 31, 1998 totaled $112.7 million. The Company has had no long-term debt for the last five years.

     Management believes that the Company's available cash, together with expected future cash generated from operations, is expected to be sufficient to satisfy its anticipated needs for working capital, capital expenditures, cash dividends and stock repurchases. In addition, the Company has $17.5 million available under its two existing lines of credit at interest rates of 6.7% and 6.6%, respectively, as of March 31, 1998. The lines of credit do not restrict the payment of dividends. There were no borrowings under the lines of credit during 1997 or the three months ended March 31, 1998.

     The Company continues to assess what impact the year 2000 will have on its current information systems. A plan is underway to complete necessary programming using primarily internal resources. The cost of this programming is not expected to be material to the Company's overall financial position and is being expensed as incurred. The Company believes that failure by its customers or suppliers to address this issue in a timely manner will not have a significant impact on the company or its operations.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in Exhibit 99 to the Company's Form 10-K filed with the Securities and Exchange Commission with respect to the Company's fiscal year ended December 31, 1997.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

                          PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings

     In accordance with reporting requirements promulgated by the Securities and Exchange Commission, the Company has no new information to report regarding legal proceedings for this Quarterly Report on Form 10-Q.

ITEM 2.  Changes in Securities and Use of Proceeds

     None.

ITEM 3.  Defaults Upon Senior Securities

     None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None.

ITEM 5.  Other Information

     None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

         27    Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1998

                              C.H.ROBINSON WORLDWIDE, INC.



                              By /s/ D.R. Verdoorn
                                -----------------------------
                                 D.R. Verdoorn
                                 Chief Executive Officer



                              By /s/ John Wiehoff
                                -----------------------------
                                 John Wiehoff
                                 Controller
                                 (principal accounting officer)

                                 EXHIBIT INDEX



Exhibit No.  Description
----------   -----------

    27      Financial Data Schedule