Form 10-Q
period 1998-06-30
C H ROBINSON WORLDWIDE INC
filed 1998-08-14
CIK 1043277

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
    /x/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1998

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

                        Yes  /x/         No


As of July 31, 1998, the number of outstanding shares of the registrant's common stock was 41,208,887.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                 C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    (In Thousands, except per share amounts)

                                                                               June 30,
                                                                                 1998          December 31,
     ASSETS                                                                   (Unaudited)          1997
                                                                             --------------    -------------
CURRENT ASSETS:
     Cash and Cash Equivalents                                                  $  81,396       $  62,497
     Available-for-sale securities                                                 25,539          10,428
     Receivables, net of allowance for doubtful
         accounts of $11,107 and $8,936                                           248,537         206,743
     Inventories                                                                    4,060           3,109
     Deferred tax benefit                                                           3,710           4,781
     Prepaid expenses and other                                                     5,080           5,797
     Income taxes receivable                                                           --          17,334
                                                                                ---------       ---------

         Total current assets                                                     368,322         310,689

PROPERTY AND EQUIPMENT, net                                                        21,848          22,226
INTANGIBLE & OTHER ASSETS, net                                                      8,083           7,713
                                                                                ---------       ---------
                                                                                $ 398,253       $ 340,628
                                                                                =========       =========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Accounts Payable                                                           $ 208,444       $ 166,789
     Accrued Expenses --
         Compensation and profit-sharing contribution                              14,818          22,107
         Income taxes & other                                                      22,424          12,751
                                                                                ---------       ---------

         Total current liabilities                                                245,686         201,647

STOCKHOLDERS' INVESTMENT
     Preferred stock, $0.10 par value, 20,000 shares
         authorized; none outstanding                                                  --              --
     Common stock, $0.10 par value; 130,000 shares
         authorized, 41,265 issued, 41,211 and
         41,265 outstanding                                                         4,121           4,126
     Additional paid-in capital                                                    60,862          62,108
     Retained Earnings                                                             88,549          73,465
     Foreign currency translation adjustment                                         (965)           (718)
                                                                                ---------       ---------

         Total stockholders' investment                                           152,567         138,981
                                                                                ---------       ---------
                                                                                $ 398,253       $ 340,628
                                                                                =========       =========


         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
    Condensed Consolidated Statements of Operations and Comprehensive Income
                      (In Thousands, except per share data)
                                   (unaudited)

                                                                        Three Months            Six Months
                                                                       Ended June 30,         Ended June 30,
                                                                     -------------------  ----------------------
                                                                       1998       1997        1998        1997
                                                                     --------   --------  -----------   --------
GROSS REVENUES                                                       $546,672   $451,447  $ 1,014,861   $855,152
COST OF TRANSPORTATION AND PRODUCTS                                   483,380    399,177      896,348    755,996
                                                                     --------   --------  -----------   --------

NET REVENUES                                                           63,292     52,270      118,513     99,156
SELLING GENERAL AND ADMINISTRATIVE EXPENSES                            44,671     36,994       86,538     72,465
                                                                     --------   --------  -----------   --------

INCOME FROM OPERATIONS                                                 18,621     15,276       31,975     26,691
INVESTMENT AND OTHER INCOME                                               639      1,030        1,130      1,881
                                                                     --------   --------  -----------   --------

INCOME FROM CONTINUING OPERATIONS BEFORE
     PROVISION FOR INCOME TAXES                                        19,260     16,306       33,105     28,572
PROVISION FOR INCOME TAXES                                              7,648      6,499       13,119     11,339
                                                                     --------   --------  -----------   --------

NET INCOME FROM CONTINUING OPERATIONS                                  11,612      9,807       19,986     17,233
NET INCOME FROM DISCONTINUED OPERATIONS,
     net of income taxes                                                   --        461           --        900
                                                                     --------   --------  -----------   --------

NET INCOME                                                           $ 11,612   $ 10,268  $    19,986   $ 18,133
                                                                     --------   --------  -----------   --------

OTHER COMPREHENSIVE INCOME:
     Foreign currency translation adjustment                             (202)        --         (247)        --
                                                                     --------   --------  -----------   --------

COMPREHENSIVE INCOME                                                 $ 11,410   $ 10,268  $    19,739   $ 18,133
                                                                     ========   ========  ===========   ========

BASIC NET INCOME PER SHARE:
     From continuing operations                                      $   0.28   $   0.24  $      0.48   $   0.42
     From discontinued operations                                          --       0.01           --       0.02
                                                                     --------   --------  -----------   --------
     Net income                                                      $   0.28   $   0.25  $      0.48   $   0.44
                                                                     ========   ========  ===========   ========

DILUTED NET INCOME PER SHARE:
     From continuing operations                                      $   0.28   $   0.24  $      0.48   $   0.42
     From discontinued operations                                          --       0.01           --       0.02
                                                                     --------   --------  -----------   --------
     Net income                                                      $   0.28   $   0.25  $      0.48   $   0.44
                                                                     ========   ========  ===========   ========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                              41,215     41,253       41,233     41,306

DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS                              100         --          101         --
                                                                     --------   --------  -----------   --------

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                            41,315     41,253       41,334     41,306
                                                                     ========   ========  ===========   ========


         The accompanying notes are an integral part of these condensed consolidated statements.

                  C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                            ------------------------------------
                                                                                 1998                   1997
                                                                            --------------        --------------
OPERATING ACTIVITIES:
     Net income                                                             $      19,986         $      18,133
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                              4,137                 4,073
         Loss on sale of assets                                                        11                    75
         Deferred income taxes                                                        532                (1,662)
         Changes in operating elements -
              Receivables                                                         (41,794)              (33,376)
              Inventories                                                            (951)                  258
              Prepaid expenses and other current assets                               717                   424
              Accounts payable                                                     41,655                25,393
              Accrued compensation and profit sharing                              (7,289)               (5,411)
              Accrued income taxes and other                                       27,007                 4,403
                                                                            -------------         -------------

                  Net cash provided by operating activities                        44,011                12,310

INVESTING ACTIVITIES:
     Additions of property and equipment                                           (2,791)               (2,807)
     Disposals of property and equipment                                               22                    26
     Sales/maturities of available-for-sale securities                             12,053                34,362
     Purchases of available-for-sale securities                                   (27,162)              (41,876)
     Cash used by discontinued operations                                              --                (2,332)
     Other, net                                                                    (1,036)                  176
                                                                            -------------         -------------

                  Net cash used for investing activities                          (18,914)              (12,451)

FINANCING ACTIVITIES:
     Sales of common stock                                                            826                   103
     Repurchase of common stock                                                    (2,077)               (1,416)
     Cash dividends                                                                (4,947)                 (825)
                                                                            -------------         -------------

                  Net cash used for financing activities                           (6,198)               (2,138)
                                                                            -------------         -------------

                  Net increase in cash and cash equivalents                        18,899                (2,279)

CASH AND CASH EQUIVALENTS, beginning of period                                     62,497                42,567
                                                                            -------------         -------------

CASH AND CASH EQUIVALENTS, end of period                                    $      81,396         $      40,288
                                                                            =============         =============

         The accompanying notes are an integral part of these condensed consolidated statements.

                  C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


GENERAL:

         C.H. Robinson Worldwide, Inc. and Subsidiaries (the "Company") is a global provider of multimodal transportation services and logistic solutions through a network of branch offices throughout the United States, along with offices in Canada, Mexico, Belgium, the United Kingdom, France, Italy, Poland, Brazil and South Africa. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and its majority owned and controlled subsidiaries. The Company's financial services segment, which was sold in the fourth quarter of 1997, is presented in the accompanying consolidated financial statements as discontinued operations. Minority interests in subsidiaries are not significant. All significant intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

         The condensed consolidated financial statements which are unaudited have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K.

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

ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto.

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

         In the transportation industry generally, results of operations show a seasonal pattern as customers reduce shipments during and after the winter holiday season. In recent years, the Company's operating income and income from continuing operations have been higher in the second and third quarters than in the first and fourth quarters. Although seasonality in the transportation industry has not had a significant impact on the Company's cash flow or results of operations in recent years, the Company cannot fully predict the impact it may have in the future. Inflation has not materially affected the Company's operations due to the short-term, transactional basis of its business.

RESULTS OF OPERATIONS

         The following table summarizes net revenue by service line:

                                               Three Months Ended                               Six Months Ended
                                                    June 30,                                        June 30,
                                    -----------------------------------------       -----------------------------------------
                                        1998          1997        % change              1998         1997         % change
                                    ------------  ------------ --------------       ------------- -----------  --------------
Net Revenue (in thousands)
          Transportation            $     48,485  $     39,707          22.1%       $      90,225 $    75,682           19.2%
          Sourcing                        12,186        10,564          15.4%              23,283      19,662           18.4%
          Information services             2,621         1,999          31.1%               5,005       3,812           31.3%
                                    ------------  ------------ --------------       ------------- -----------  --------------
Total                               $     63,292  $     52,270          21.1%       $     118,513 $    99,156           19.5%
                                    ============  ============ ==============       ============= ===========  ==============


         The following table represents certain income statement data shown as percentages of the Company's net revenues:

                                                                 Three Months Ended                    Six Months Ended
                                                                      June 30,                             June 30,
                                                           -------------------------------       ----------------------------
                                                                1998               1997             1998             1997
                                                           --------------       ----------       -----------     ------------
Net revenues                                                  100.0%             100.0%            100.0%          100.0%
Selling, general and administrative expenses                   70.6%              70.8%             73.0%           73.1%
                                                           --------------       ----------       -----------     ------------
Income from operations                                         29.4%              29.2%             27.0%           26.9%
Investment and other income                                     1.0%               2.0%              1.0%            1.9%
                                                           --------------       ----------       -----------     ------------
Income from continuing operations before                       30.4%              31.2%             28.0%           28.8%
provision for income taxes
Provision for income taxes                                     12.1%              12.4%             11.1%           11.4%
                                                           --------------       ----------       -----------     ------------
Net income from continuing operations                          18.3%              18.8%             16.9%           17.4%
                                                           ==============       ==========       ===========     ============


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Revenues. Gross revenues for the three months ended June 30, 1998 were $546.7 million, an increase of 21.1% over gross revenues of $451.4 million for the three months ended June 30, 1997. Net revenues for the three months ended June 30, 1998 were $63.3 million, an increase of 21.1% over net revenues of $52.3 million for the three months ended June 30, 1997, resulting from an increase in transportation services net revenues of 22.1% to $48.5 million, an increase in sourcing net revenues of 15.4% to $12.2 million, and an increase in information services net revenues of 31.1% to $2.6 million.

         The increase in transportation net revenue resulted primarily from an increase in transaction volume. The increase in transaction volume was driven by significant expansion of business with current customers and from new domestic and international customers.

         Sourcing net revenues increased by 15.4% due principally to net revenue growth from sourcing produce for the Company's large retail chain customers and a new program with an international produce exporter.

         The increase in information services net revenue was the result of significant growth in transaction volume. Net revenue per transaction decreased slightly due to the increase in less expensive electronic transactions which have been growing faster than manual transactions.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 1998 were $44.7 million, an increase of 20.8% over $37.0 million for the three months ended June 30, 1997. Selling, general and administrative expenses as a percent of net revenue remained relatively constant at 70.6% for the three months ended June 30, 1998 compared to 70.8% for the three months ended June 30,1997.

         Income from Operations. Income from operations was $18.6 million for the three months ended June 30, 1998, an increase of 21.9% over $15.3 million for the three months ended June 30, 1997. Income from operations as a percent of net revenue were 29.4% and 29.2% for the three months ended June 30, 1998 and for the three months ended June 30, 1997, respectively.

         Investment and Other Income. Investment and other income was $639,000 for the three months ended June 30, 1998, a decrease of 38.0% from $1.0 million for the three months ended June 30, 1997. This decrease was the result of a special dividend paid on October 10, 1997 in conjunction with the initial public offering, which lowered the amount of cash available for investments.

         Provision for Income Taxes. The effective income tax rates for continuing operations were 39.7% and 39.9% for the three months ended June 30, 1998 and for the three months ended June 30, 1997. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

         Net Income from Continuing Operations. Net income from continuing operations was $11.6 million for the three months ended June 30, 1998, an increase of 18.4% over $9.8 million for the three months ended June 30, 1997. Net income from continuing operations per share increased by 16.7% to $0.28 (basic and diluted) for the three months ended June 30, 1998 compared to $0.24 (basic and diluted) for the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Revenues. Gross revenues for the six months ended June 30, 1998 were $1.0 billion, an increase of 18.7% over gross revenues of $855.2 million for the six months ended June 30, 1997. Net revenues for the six months ended June 30, 1998 were $118.5 million, an increase of 19.5% over net revenues of $99.2 million for the six months ended June 30, 1997, resulting from an increase in transportation services net revenues of 19.2% to $90.2 million, an increase in sourcing net revenues of 18.4% to $23.3 million, and an increase in information services net revenues of 31.3% to $5.0 million.

         The increase in transportation net revenue resulted primarily from an increase in transaction volume. The increase in transaction volume was driven by significant expansion of business with current customers and from new domestic and international customers.

         Sourcing net revenues increased by 18.4% due principally to net revenue growth from sourcing produce for the Company's large retail chain customers, a new program with an international produce exporter and temporary opportunities created by adverse weather conditions in major produce growing areas. The Company's branch network and relationships with produce growers worldwide provided the Company with sources of produce in this challenging market and provided growth to both the number of transactions and the profit per transaction.

         The increase in information services net revenue was the result of significant growth in transaction volume. Net revenue per transaction decreased slightly due to the increase in less expensive electronic transactions which have been growing faster than manual transactions.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1998 were $86.5 million, an increase of 19.4% over $72.5 million for the six months ended June 30, 1997. Selling, general and administrative expenses as a percent of net revenue remained relatively constant at 73.0% for the six months ended June 30, 1998 compared to 73.1% for the six months ended June 30, 1997.

         Income from Operations. Income from operations was $32.0 million for the six months ended June 30, 1998, an increase of 19.8% over $26.7 million for the six months ended June 30, 1997. Income from operations as a percent of net revenue were 27.0% and 26.9% for the six months ended June 30, 1998 and for the six months ended June 30, 1997, respectively.

         Investment and Other Income. Investment and other income was $1.1 million for the six months ended June 30, 1998, a decrease of 39.9% from $1.9 million for the six months ended June 30, 1997. This decrease was the result of a special dividend paid on October 10, 1997 in conjunction with the initial public offering, which lowered the amount of cash available for investments.

         Provision for Income Taxes. The effective income tax rates for continuing operations were 39.6% and 39.7% for the six months ended June 30, 1998 and for the six months ended June 30, 1997. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of their federal benefit.

         Net Income from Continuing Operations. Net income from continuing operations was $20.0 million for the six months ended June 30, 1998, an increase of 16.0% over $17.2 million for the six months ended June 30, 1997. Net income from continuing operations per share increased by 14.3% to $0.48 (basic and diluted) for the six months ended June 30, 1998 compared to $0.42 (basic and diluted) for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically generated substantial cash from operations which has enabled it to fund its growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $81.4 million and $62.5 million and available-for-sale securities totaled $25.5 million and $10.4 million as of June 30, 1998 and December 31, 1997, respectively. Working capital at June 30, 1998 and December 31, 1997 totaled $122.6 million and $109.0 million, respectively. The Company has had no long-term debt for the last five years.

         Management believes that the Company's available cash, together with expected future cash generated from operations, is expected to be sufficient to satisfy its anticipated needs for working capital, capital expenditures, cash dividends and stock repurchases. In addition, the Company has $17.5 million available under its two existing lines of credit at interest rates of 6.7% and 6.6%, respectively, as of June 30, 1998. The lines of credit do not restrict the payment of dividends. There were no borrowings under the lines of credit during 1997 or the six months ended June 30, 1998.

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

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases "believes," "may," "will," "expects," "should," "continue," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in
Exhibit 99 to the Company's Form 10-K filed with the Securities and Exchange Commission with respect to the Company's fiscal year ended December 31, 1997.

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

         None.

ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Company's stockholders was held on May 5, 1998. At the meeting, stockholders voted on the reelection of two directors for terms expiring at the Annual Meeting of the Company in 2001. Each of the directors was reelected by a vote as follows: D.R. Verdoorn received 25,634,013 votes "For" and 84,671 votes were "Withheld;" and Barry W. Butzow received 25,616,591 votes "For" and 102,093 votes were "Withheld."

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 13, 1998

                                     C.H.ROBINSON WORLDWIDE, INC.



                                     By   /s/ D. R. Verdoorn
                                        -------------------------------
                                          D.R. Verdoorn
                                          Chief Executive Officer



                                     By   /s/ Chad Lindbloom
                                        ------------------------------
                                          Chad Lindbloom
                                          Controller
                                          (principal accounting officer)

                                  EXHIBIT INDEX



Exhibit No.    Description
-----------    -----------
   27          Financial Data Schedule