Form 10-Q
period 1998-09-30
C H ROBINSON WORLDWIDE INC
filed 1998-11-13
CIK 1043277

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     /x/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1998

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
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


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

                              Yes  /x/         No


As of October 31, 1998, the number of outstanding shares of the registrant's common stock was 41,200,819.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                 C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    (In Thousands, except per share amounts)

                                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                                    1998          1997
                                                                                  ---------    ---------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ..................................................   $ 101,258    $  62,497
   Available-for-sale securities ..............................................      20,723       10,428
   Receivables, net of allowance for doubtful accounts of $12,279 and $8,936 ..     237,805      206,743
   Inventories ................................................................       3,302        3,109
   Deferred tax benefit .......................................................       6,761        4,781
   Prepaid expenses and other .................................................       5,462        5,797
   Income taxes receivable ....................................................        --         17,334
                                                                                  ---------    ---------
     Total current assets .....................................................     375,311      310,689

PROPERTY AND EQUIPMENT, net ...................................................      20,223       22,226
INTANGIBLE & OTHER ASSETS, net ................................................      10,550        7,713
                                                                                  ---------    ---------
                                                                                  $ 406,084    $ 340,628
                                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Accounts payable ...........................................................   $ 202,084    $ 166,789
   Accrued expenses-
     Compensation and profit-sharing contribution .............................      20,931       22,107
     Income taxes & other .....................................................      21,384       12,751
                                                                                  ---------    ---------
       Total current liabilities ..............................................     244,399      201,647

STOCKHOLDERS' INVESTMENT
   Preferred stock, $0.10 par value, 20,000 shares authorized; none outstanding        --           --
   Common stock, $0.10 par value; 130,000 shares authorized;
     41,265 issued, 41,203 and 41,265 outstanding .............................       4,126        4,126
   Additional paid-in capital .................................................      62,000       62,108
   Retained earnings ..........................................................      97,988       73,465
   Foreign currency translation adjustment ....................................      (1,052)        (718)
   Treasury stock at cost (62 and 0 shares)....................................      (1,377)        --
                                                                                  ---------    ---------
       Total stockholders' investment .........................................     161,685      138,981
                                                                                  ---------    ---------
                                                                                  $ 406,084    $ 340,628
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
                                   (unaudited)

                                                 THREE MONTHS                  NINE MONTHS
                                              ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                          --------------------------   --------------------------
                                             1998           1997          1998           1997
                                          -----------    -----------   -----------    -----------
GROSS REVENUES ........................   $   516,181    $   466,408   $ 1,531,042    $ 1,321,560
COST OF TRANSPORTATION
   AND PRODUCTS .......................       452,422        412,944     1,348,770      1,168,940
                                          -----------    -----------   -----------    -----------
NET REVENUES ..........................        63,759         53,464       182,272        152,620
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES ............        44,826         38,146       131,364        110,611
                                          -----------    -----------   -----------    -----------
INCOME FROM OPERATIONS ................        18,933         15,318        50,908         42,009
INVESTMENT AND OTHER INCOME ...........           831            936         1,961          2,817
                                          -----------    -----------   -----------    -----------
INCOME FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES ..        19,764         16,254        52,869         44,826
PROVISION FOR INCOME TAXES ............         7,853          6,369        20,972         17,708
                                          -----------    -----------   -----------    -----------
NET INCOME FROM CONTINUING
   OPERATIONS .........................        11,911          9,885        31,897         27,118
NET INCOME FROM DISCONTINUED
   OPERATIONS, net of income taxes ....          --              550          --            1,450
                                          -----------    -----------   -----------    -----------
NET INCOME ............................   $    11,911    $    10,435   $    31,897    $    28,568
                                          -----------    -----------   -----------    -----------

OTHER COMPREHENSIVE INCOME:
Foreign currency translation
   adjustment..........................           (88)          --            (335)          --
                                          -----------    -----------   -----------    -----------
COMPREHENSIVE INCOME ..................   $    11,823    $    10,435   $    31,562    $    28,568
                                          ===========    ===========   ===========    ===========

BASIC NET INCOME PER SHARE:
   From continuing operations .........   $      0.29    $      0.24   $      0.77    $      0.66
   From discontinued operations .......          --             0.01          --             0.03
                                          -----------    -----------   -----------    -----------
   Net income .........................   $      0.29    $      0.25   $      0.77    $      0.69
                                          ===========    ===========   ===========    ===========

DILUTED NET INCOME PER SHARE:
   From continuing operations .........   $      0.29    $      0.24   $      0.77    $      0.66
   From discontinued operations .......          --             0.01          --             0.03
                                          -----------    -----------   -----------    -----------
   Net income .........................   $      0.29    $      0.25   $      0.77    $      0.69
                                          ===========    ===========   ===========    ===========

BASIC WEIGHTED AVERAGE SHARES
   OUTSTANDING ........................        41,203         41,265        41,223         41,292

DILUTIVE EFFECT OF OUTSTANDING STOCK
   OPTIONS ............................            89           --              97           --
                                          -----------    -----------   -----------    -----------

DILUTED WEIGHTED AVERAGE SHARES
   OUTSTANDING ........................        41,292         41,265        41,320         41,292
                                          ===========    ===========   ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated statements.

                 C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (unaudited)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                           ----------------------
                                                                             1998         1997
                                                                           ---------    ---------
OPERATING ACTIVITIES:
   Net income ..........................................................   $  31,897    $  28,568
   Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization .....................................       6,274        6,293
     Loss on sale of assets ............................................          32         --
     Deferred income taxes .............................................      (2,692)        (992)
     Changes in operating elements-
       Receivables .....................................................     (28,669)     (30,960)
       Inventories .....................................................        (193)       1,938
       Prepaid expenses and other current assets .......................         491       (4,612)
       Accounts payable ................................................      29,969       23,118
       Accrued compensation and profit sharing .........................      (1,230)         663
       Accrued income taxes and other ..................................      25,323       12,249
                                                                           ---------    ---------
         Net cash provided by operating activities .....................      61,202       36,265

INVESTING ACTIVITIES:
   Additions of property and equipment .................................      (4,007)      (4,078)
   Disposals of property and equipment .................................       1,857        1,311
   Sales of long term investments ......................................        --          4,349
   Sales/maturities of available-for-sale securities ...................      22,285       78,670
   Purchases of available-for-sale securities ..........................     (32,578)     (48,903)
   Cash used by discontinued operations ................................        --         (3,935)
   Other, net ..........................................................      (3,538)         577
                                                                           ---------    ---------
         Net cash provided by (used for) investing activities ..........     (15,981)      27,991

FINANCING ACTIVITIES:
   Sales of common stock ...............................................       1,062          103
   Repurchases of common stock .........................................      (2,575)      (1,416)
   Cash dividends ......................................................      (4,947)        (825)
                                                                           ---------    ---------
         Net cash used for financing activities ........................      (6,460)      (2,138)
                                                                           ---------    ---------
         Net increase in cash and cash equivalents .....................      38,761       62,118

CASH AND CASH EQUIVALENTS, beginning of period .........................      62,497       42,567
                                                                           ---------    ---------

CASH AND CASH EQUIVALENTS, end of period ...............................   $ 101,258    $ 104,685
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

                  C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


GENERAL:

         Unless the context otherwise requires, the use of the terms "Company," "we," "us," and "our" in the following refers to C.H. Robinson Worldwide, Inc. and its Subsidiaries.

         We are a global provider of multimodal transportation services and logistic solutions through a network of branch offices throughout the United States, along with offices in Canada, Mexico, Belgium, the United Kingdom, France, Italy, Poland, Brazil and South Africa. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and its majority owned and controlled subsidiaries. Our financial services segment, which was sold in the fourth quarter of 1997, is presented in the accompanying consolidated financial statements as discontinued operations. Minority interests in subsidiaries are not significant. All significant intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

         The condensed consolidated financial statements which are unaudited have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) in June 1997. SFAS No. 131 establishes accounting standards for segment reporting and is effective for fiscal years beginning after December 15, 1997. We believe the adoption of SFAS No. 131 will not affect our financial statements or the disclosures contained therein.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto.

GENERAL

         Gross revenues represent the total amount of services and goods we have sold to our customers. Costs of transportation and products include our direct costs of transportation contracted, including motor carrier, intermodal, ocean, air, and other costs, and our purchase price of products sourced. We act principally as a service provider to add value and expertise in the execution and procurement of these services for our customers. Our net revenues (gross revenues less costs of transportation and products) are the primary indicator of our ability to source, add value and resell services and products that are provided by third parties, and are considered by management to be our primary measurement of growth. Accordingly, the discussion of results of operations below focuses on the changes in our net revenues.

         In the transportation industry generally, results of operations show a seasonal pattern as customers reduce shipments during and after the winter holiday season. In recent years, our operating income and income from continuing operations have been higher in the second and third quarters than in the first and fourth quarters. Although seasonality in the transportation industry has not had a significant impact on the Company's cash flow or results of operations in recent years, we cannot fully predict the impact it may have in the future. Inflation has not materially affected our operations due to the short-term, transactional basis of our business.

RESULTS OF OPERATIONS

         The following table summarizes net revenue by service line:


                                 Three Months Ended            Nine Months Ended
                                   September 30,                  September 30,
                             ---------------------------   ---------------------------
                               1998       1997  % change     1998      1997   % change
                             ---------------------------   ---------------------------
Net Revenue (in thousands)
   Transportation            $ 49,036   $ 41,205   19.0%   $139,261   $116,887   19.1%
   Sourcing                    11,451      9,997   14.5      34,734     29,659   17.1
   Information services         3,272      2,262   44.7       8,277      6,074   36.3
                             --------------------------    --------------------------
      Total                  $ 63,759   $ 53,464   19.3%   $182,272   $152,620   19.4%
                             ==========================    ==========================

         The following table represents certain income statement data shown as percentages of the Company's net revenues:

                                                      Three Months Ended  Nine Months Ended
                                                         September 30,      September 30,
                                                         --------------    --------------
                                                          1998     1997     1998     1997
                                                         -----    -----    -----    -----
Net revenues                                             100.0%   100.0%   100.0%   100.0%
Selling, general and administrative expenses              70.3     71.3     72.1     72.5
                                                         -----    -----    -----    -----
Income from operations                                    29.7     28.7     27.9     27.5
Investment and other income                                1.3      1.8      1.1      1.9
                                                         -----    -----    -----    -----
Income from continuing operations before provision for
income taxes                                              31.0     30.4     29.0     29.4
Provision for income taxes                                12.3     11.9     11.5     11.6
                                                         -----    -----    -----    -----
Net income from continuing operations                     18.7%    18.5%    17.5%    17.8%
                                                         =====    =====    =====    =====

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues. Gross revenues for the three months ended September 30, 1998 were $516.2 million, an increase of 10.7% over gross revenues of $466.4 million for the three months ended September 30, 1997. Net revenues for the three months ended September 30, 1998 were $63.8 million, an increase of 19.3% over net revenues of $53.5 million for the three months ended September 30, 1997, resulting from an increase in transportation services net revenues of 19.0% to $49.0 million, an increase in sourcing net revenues of 14.5% to $11.5 million, and an increase in information services net revenues of 44.7% to $3.3 million. Our net revenue growth is increasing at a faster rate than our gross revenue growth due to the different growth rates in the mix of our service lines. Our information services net revenues as a percentage of gross revenues is highest of our three lines, followed by our transportation business and finally our sourcing business. As our transportation and information services lines have been growing faster than our sourcing line, our net revenues are growing faster than gross revenues and are becoming a larger percentage of gross revenues than in previous periods.

         The increase in transportation net revenue resulted primarily from an increase in transaction volume. The increase in transaction volume was driven by significant expansion of business with current customers and from new domestic and international customers.

         Sourcing net revenues increased by 14.5% due principally to net revenue growth from sourcing produce for our large retail chain customers and a new program with an international produce exporter.

         The increase in information services net revenue was the result of significant growth in transaction volume. We continue to add customers and expand services with existing customers. We also acquired a non-asset based
LTL carrier with an information services line in the third quarter of 1998. This addition of net revenue accounted for approximately one fourth of our third quarter growth in information services net revenue.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1998 were $44.8 million, an increase of 17.5% over $38.1 million for the three months ended September 30, 1997. Selling, general and administrative expenses as a percent of net revenue decreased to 70.3% for the three months ended September 30, 1998 compared to 71.3% for the three months ended September 30, 1997. This reduction was due primarily to the elimination and consolidation of warehouse facilities.

         Income from Operations. Income from operations was $18.9 million for the three months ended September 30, 1998, an increase of 23.6% over $15.3 million for the three months ended September 30, 1997. Income from operations as a percent of net revenue were 29.7% and 28.7% for the three months ended September 30, 1998 and for the three months ended September 30, 1997, respectively.

         Investment and Other Income. Investment and other income was $831,000 for the three months ended September 30, 1998, a decrease of 11.2% from $936,000 for the three months ended September 30, 1997. This decrease was the result of a special dividend paid on October 10, 1997 in conjunction with the initial public offering, which lowered the amount of cash available for investments.

         Provision for Income Taxes. The effective income tax rates for continuing operations were 39.7% and 39.2% for the three months ended September 30, 1998 and for the three months ended September 30, 1997. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of their federal benefit.

         Net Income from Continuing Operations. Net income from continuing operations was $11.9 million for the three months ended September 30, 1998, an increase of 20.5% over $9.9 million for the three months ended September 30, 1997. Net income from continuing operations per share increased by 20.8% to $0.29 (basic and diluted) for the three months ended September 30, 1998 compared to $0.24 (basic and diluted) for the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues. Gross revenues for the nine months ended September 30, 1998 were $1.53 billion, an increase of 15.9% over gross revenues of $1.32 billion for the nine months ended September 30, 1997. Net revenues for the nine months ended September 30, 1998 were $182.3 million, an increase of 19.4% over net revenues of $152.6 million for the nine months ended September 30, 1997, resulting from an increase in transportation services net revenues of 19.1% to $139.3 million, an increase in sourcing net revenues of 17.1% to $34.7 million, and an increase in information services net revenues of 36.3% to $8.3 million. Our net revenue growth is increasing at a faster rate than our gross revenue growth due to the different growth rates in the mix of our service lines. Our information services net revenues as a percentage of gross revenues is highest of our three lines, followed by our transportation business and finally our sourcing business. As our transportation and information services lines have been growing faster than our sourcing line, our net revenues are growing faster than gross revenues and are becoming a larger percentage of gross revenues than in previous periods.

         The increase in transportation net revenue resulted primarily from an increase in transaction volume. The increase in transaction volume was driven by significant expansion of business with current customers and from new domestic and international customers.

         Sourcing net revenues increased by 17.1% due principally to net revenue growth from sourcing produce for our large retail chain customers, a new program with an international produce exporter and temporary opportunities created by adverse weather conditions in major produce growing areas. Our branch network and relationships with produce growers worldwide provided us with sources of produce in this challenging market.

         The increase in information services net revenue was the result of significant growth in transaction volume. We continue to add customers and expand services with existing customers. We also acquired a non-asset based LTL carrier with an information services line in the third quarter of 1998. This addition of net revenue accounted for approximately one tenth of our year to date growth in information services net revenue.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1998 were $131.4 million, an increase of 18.8% over $110.6 million for the nine months ended September 30, 1997. Selling, general and administrative expenses as a percent of net revenue decreased slightly to 72.1% for the nine months ended September 30, 1998 compared to 72.5% for the nine months ended September 30, 1997 due primarily to the elimination and consolidation of warehouse facilities.

         Income from Operations. Income from operations was $50.9 million for the nine months ended September 30, 1998, an increase of 21.2% over $42.0 million for the nine months ended September 30, 1997. Income from operations as a percent of net revenue were 27.9% and 27.5% for the nine months ended September 30, 1998 and for the nine months ended September 30, 1997, respectively.

         Investment and Other Income. Investment and other income was $2.0 million for the nine months ended September 30, 1998, a decrease of 30.4% from $2.8 million for the nine months ended September 30, 1997. This decrease was the result of a special dividend paid on October 10, 1997 in conjunction with the initial public offering, which lowered the amount of cash available for investments.

         Provision for Income Taxes. The effective income tax rates for continuing operations were 39.7% and 39.5% for the nine months ended September 30, 1998 and for the nine months ended September 30, 1997. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of their federal benefit.

         Net Income from Continuing Operations. Net income from continuing operations was $31.9 million for the nine months ended September 30, 1998, an increase of 17.6% over $27.1 million for the nine months ended September 30, 1997. Net income from continuing operations per share increased by 16.7% to $0.77 (basic and diluted) for the nine months ended September 30, 1998 compared to $0.66 (basic and diluted) for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $101.3 million and $62.5 million and available-for-sale securities totaled $20.7 million and $10.4 million as of September 30, 1998 and December 31, 1997, respectively. Working capital at September 30, 1998 and December 31, 1997 totaled $130.9 million and $109.0 million, respectively. We have had no long-term debt for the last five years and have no material commitments for future capital expenditures.

         We generated $61.2 million of positive cash flow from operations for the nine months ended September 30, 1998. We used $16.0 million of cash and cash equivalents for investing activities, including $10.3 million for net purchases of available-for-sale securities and $4.0 million to fund capital expenditures necessary for continued growth. We also used $6.5 million of cash and cash equivalents for financing activities, primarily to pay quarterly cash dividends.

         Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations, is expected to be sufficient to satisfy its anticipated needs for working capital, capital expenditures and cash dividends for all future periods. In addition, we have $17.5 million available under two existing lines of credit at interest rates of 6.4% and 6.2%, respectively, as of September 30, 1998. The lines of credit renew annually and do not restrict the payment of dividends. There were no borrowings under the lines of credit during 1997 or the nine months ended September 30, 1998. We expect to be able to renew these lines of credit in the future.

IMPACT OF YEAR 2000

         The Company is addressing issues associated with computing difficulties that may affect existing computer systems as a result of malfunctions in programming codes written using two digits rather than four to define the applicable year. We have completed an assessment of our compliance with Year 2000 issues and will modify or replace portions of our hardware and software so that our computer systems will function properly with respect to dates after December 31, 1999. We have completed a majority of the modifications and are currently in the testing phase of our Year 2000 compliance process. This testing includes running test transactions with dates beyond December 31, 1999 through our systems to ensure our daily and monthly processing of transactions accepts the transactions, processes and stores them, and allows for extraction of the transaction data as needed to operate our business and generate our internal and external financial information. We expect to complete all such testing on our systems by December 31, 1998, with the exception of some testing efforts on our information services line, which we expect to complete by March 31, 1999.

         We have also determined that our general ledger system, fixed assets system and our payroll system are not compliant with Year 2000 requirements and are in process of replacing these systems. Our new general ledger system and fixed assets system are operational and are currently running parallel to our existing systems, with expected full conversion to occur before December 31, 1998. Our expected completion date for having our payroll system operational is June 30, 1999. Our information services line also has a commercial application from the Federal Reserve which is not Year 2000 compliant. Management expects a new version will be available by June 30, 1999. We do not anticipate any disruptions to be caused by embedded circuitry in our operational systems.

         In addition, we do not believe any material relationships exist with any customer, produce supplier or transportation carrier that would have a material impact on our business, results of operations or financial condition in the instance that these third parties would have material systems interruptions as a result of the Year 2000 situation. We have no single third party relationship that accounts for more than 5% of our business.

         Although we believe we have internally addressed our risks and have not discovered any material exposure with our third party relationships, there are inherent risks that we may not meet our objectives by December 31, 1999. In the event our systems are unable to process information or process information incorrectly, business interruption could result. Additionally, we could suffer loss of business if a number of our third party relationships, taken together, have similar problems. It is impossible to fully assess the potential consequences in the event there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

Any such business interruption could have a material adverse effect on our results of operations, liquidity, and financial condition depending on the duration of the interruption. We are developing contingency plans in the event we are unable to complete remediation efforts or unidentified problems develop. We expect to have these plans in place by June 30, 1999, but there can be no assurance that unexpected difficulties will not arise.

         We are using primarily internal resources for system modifications and testing. Total costs we have incurred, plus costs we plan to incur for programming, testing, purchase of Year 2000 testing software, and outside consultant costs are expected to be in the range of $300,000 to $400,000.
We have incurred and expensed approximately $200,000 as of September 30, 1998. The actual cost could exceed this estimate. These costs, however, are not expected to have a material effect on our financial condition, results of operations, or cash flows. Our costs to replace the noncompliant systems mentioned above are not included in the range, as these replacements were planned to occur and we have not accelerated the replacement due to Year 2000 requirements. All other costs are being expensed as incurred.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition, and the Company's assumptions about anticipated problems and estimated costs associated with Year 2000 issues. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases "believes," "may," "will," "expects," "should," "continue," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. The Company cautions that these statements by their nature involve risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in Exhibit 99 to the Company's Form 10-K filed with the Securities and Exchange Commission with respect to the Company's fiscal year ended December 31, 1997.


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

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 12, 1998

                                            C.H. ROBINSON WORLDWIDE, INC.



                                            By /s/ D.R. Verdoorn
                                               -------------------------------
                                               D.R. Verdoorn
                                               Chief Executive Officer



                                            By /s/ Chad Lindbloom
                                               -------------------------------
                                               Chad Lindbloom
                                               Controller
                                               (principal accounting officer)

                                  EXHIBIT INDEX



Exhibit No.           Description
-----------           -----------

      27              Financial Data Schedule