Form 10-K
period 1998-12-31
C H ROBINSON WORLDWIDE INC
filed 1999-03-26
CIK 1043277

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
       (Mark One)
         [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                        Commission File Number: 000-23189

                          C.H. ROBINSON WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                   41-1883630
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]         No  [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 12, 1999 was approximately $878,140,625 (based on the last sale price of such stock as quoted on The Nasdaq National Market ($26.875) on such date).

         As of March 12, 1999, the number of shares outstanding of the registrant's Common Stock, par value $.01 per share, was 41,187,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 (the "Annual Report"), are incorporated by reference in Parts II and IV.

         Portions of the Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held May 4, 1999 (the "Proxy Statement"), are incorporated by reference in Part III.

                                     PART I

ITEM 1.           BUSINESS

Overview

         Founded in 1905, C.H. Robinson Worldwide, Inc. (the "Company" or "Robinson") is one of the largest third-party logistics companies in North America with 1998 gross revenues of $2 billion. The Company is a global provider of multimodal transportation services and logistics solutions through a network of 120 offices in 38 states and Canada, Mexico, Belgium, the United Kingdom, France, Spain, Italy, Poland, Brazil, Argentina, Venezuela and South Africa. Through contracts with over 17,000 motor carriers, the Company maintains the single largest network of motor carrier capacity in North America and is one of the largest third-party providers of intermodal services in the United States. In addition, the Company regularly provides air, ocean and customs services. As an integral part of the Company's transportation services, the Company provides a wide range of value-added logistics services, such as fresh produce sourcing, freight consolidation and cross-docking. During 1998, the Company handled over 1,000,000 shipments for customers ranging from Fortune 100 companies to small businesses in a wide variety of industries.

         The Company has developed global multimodal transportation and distribution networks to provide seamless logistics services worldwide. As a result, the Company has the capability of managing all aspects of the supply chain on behalf of its customers. As a non-asset based transportation provider, the Company can focus on optimizing the transportation solution for its customer rather than on its own asset utilization, using established relationships with motor carriers, railroads (primarily intermodal service providers), air freight carriers and ocean carriers. Through its motor carrier contracts, the Company maintains access to more than 450,000 dry vans, 140,000 temperature-controlled vans and containers and 100,000 flatbed trailers. The Company also has intermodal marketing contracts with 12 railroads, including all of the major North American railroads, which give the Company access to more than 180,000 additional trailers and containers.

         Throughout its 94-year history, the Company has been in the business of sourcing fresh produce. Much of the Company's logistics expertise can be traced to its significant experience in handling perishable commodities. Due to the time-sensitive nature and quality requirements of the shipments, fresh produce represents a unique logistics challenge, and the distribution and transportation costs are significant. The Company has developed a network of produce sources and maintains access to specialized equipment and transportation modes designed to ensure timely delivery of uniform quality produce. In response to demand from large grocery retailers and food service distributors, the Company has developed its own brand of produce, The Fresh 1(R), which is sourced through various relationships and packed to order through contract packing agreements.

         The Company's business philosophy has accounted for its strong historical results and has positioned the Company for continued growth. The Company's principal competitive advantage is its large decentralized branch network, staffed by approximately 1,600 salespersons who are employees rather than agents. These branch employees are in close proximity to both customers and carriers which facilitates quick responses to customers' changing needs. Branch employees act as a team in both marketing the Company's services and providing these services to individual customers. The Company compensates its branch employees principally on the basis of their branch's profitability, which in the Company's opinion produces a more service-oriented, focused and creative sales force. The Company believes it is owned by more than 1,000 of its employees holding a majority of the Company's Common Stock.

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

         In December of 1998, the Company acquired Comexter Group. Comexter Group provides transportation, freight forwarding, customs brokerage and trading services in Argentina, the Mercosur and between South America, the United States and Europe. Comexter Group has offices in Sao Paulo, Brazil; Buenos Aires, Argentina; and Miami, Florida, and had combined annual net revenues of approximately $1,000,000 in 1998.

         In January 1999, the Company acquired Norminter S.A., a European third party logistics company, and its subsidiaries. Norminter, headquartered in Caen, France, provides transportation and logistics services within Europe to shippers in a variety of industries. Norminter had combined annual net revenues of approximately $5,000,000 in 1998. In addition to Caen, Norminter has offices located in Pau, Metz and Lyon, France; Madrid and Barcelona, Spain; and Birmingham, U.K, adding seven more offices to the Company's 120 offices worldwide.

         The Company's corporate office is located at 8100 Mitchell Road, Eden Prairie, Minnesota 55344-2248, and its telephone number is (612) 937-8500. Its web site address is www.chrobinson.com.

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

Multimodal Transportation Services

         On a day-to-day basis, customers communicate their freight needs, typically on a load-by-load basis, to the Company by means of a telephone call, fax transmission, Internet, e-mail or EDI message to the branch office salesperson responsible for the particular customer. That salesperson enters all appropriate information about each load into the Company's computer based Customer Oriented Shipment Management Operating System ("COSMOS"), determines the appropriate mode of transportation for the load and selects a carrier or carriers, based upon the salesperson's knowledge of the carrier's service capability, equipment availability, freight rates and other relevant factors. The salesperson then communicates with the carrier's dispatch office to confirm a price for the transportation and the carrier's commitment to provide the transportation. At this point, the salesperson provides the carrier information to the customer, together with the Company's sales price, which is intended to provide a profit to the Company for the totality of services performed for the customer. By accepting the customer's order, the Company becomes legally responsible for transportation of the load from origin to destination, rather than being a mere freight broker. The carrier's contract is with the Company, not the customer, and the Company is responsible for prompt payment of carrier charges. The Company is also responsible to its customer for any claims for damage to freight while in transit or performance. In most cases, the Company receives reimbursement from the carrier for these claims.

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

         The Company is capable of arranging all modes of transportation services on a worldwide basis:

         o Truck--Through its contracts with over 17,000 motor carriers, the Company maintains access to more than 450,000 dry vans, 140,000 temperature-controlled units and 100,000 flatbeds. It offers both time-definite and expedited truck transportation. In many instances, particularly in connection with its sourcing business, the Company will consolidate partial loads for several customers into full truckloads.

         o Less Than Truckload ("LTL") -- LTL transportation involves the shipment of small package, single or multiple pallet, up to and including full trailer-load freight. The Company focuses on pallet to partial load freight, although it handles any size shipment. Through contracts with motor carriers and its proprietary Internet-based software system, Robinson consolidates both freight and freight information to provide shippers with single source tracking and tracing capability, and the economic benefits of consolidating partial loads into full truckloads.

         o Intermodal--Intermodal transportation involves the shipment of trailers or containers by a combination of truck, rail and/or ship in a coordinated manner. The Company provides intermodal service by both rail and ship, arranges local pickup and delivery (known as drayage) through local motor carriers and provides temperature-controlled double and triple-stacked intermodal containers. The Company currently owns or leases approximately 500 intermodal containers. The Company also has intermodal marketing contracts with 12 railroads, which give the Company access to more than 180,000 additional trailers and containers.

         o Ocean--As an indirect ocean carrier and freight forwarder, the Company consolidates shipments, determines routing, selects ocean carriers, contracts for ocean shipments, provides for local pickup and delivery of shipments and arranges for customs clearance of shipments, including the payment of duties.

         o Air--The Company provides door-to-door service as a full-service air freight forwarder, both domestically and internationally.

         The table below shows the Company's net revenue by transportation mode for the periods indicated:


                       Transportation Services Net Revenue
                                 (in thousands)

                                     Year Ended December 31,
                      ----------------------------------------------------
                        1994       1995       1996       1997       1998
                      --------   --------   --------   --------   --------

Truck(1)...........   $ 81,122   $ 97,636   $110,460   $133,110   $164,186
Intermodal ........      7,828      6,864      8,014      9,680      6,671
Ocean .............      6,865      7,212      8,121      9,226     10,215
Air ...............        550      1,402      1,687      1,954      3,427
Miscellaneous(2)...      2,922      3,907      4,964      5,290      5,298

   Total .......   $ 99,287   $117,021   $133,246   $159,260   $189,797

-------------
(1)  Includes LTL net revenue.
(2) Consists of customs clearance (Automated Brokerage Interface (ABI) and Automated Clearing House (ACH) capabilities with the U.S. Customs
         Service), warehousing, and other miscellaneous services.

         As the Company has emphasized integrated logistics solutions, its relationships with many customers have become broader, with the Company becoming a business partner responsible for a greater portion of supply chain management. Customers may be served by specially created Robinson teams and over several branches. Robinson's multimodal transportation services are provided to numerous international customers through its domestic branch offices as well as through branch offices in Canada, Mexico, Belgium, the United Kingdom, France, Spain, Italy, Poland, Brazil, Argentina, Venezuela and South Africa. The Notes to the Company's Consolidated Financial Statements present the Company's gross revenues from international customers for the years ended December 31, 1996, 1997 and 1998, and the Company's long-lived assets as of December 31, 1997 and 1998, in the United States and in foreign locations.

Sourcing

         Throughout its 94-year history, Robinson has been in the business of sourcing fresh produce. Much of the Company's logistics expertise can be traced to the Company's significant experience in handling perishable commodities. Because of its perishable nature, produce must be quickly packaged, transported within tight timetables in temperature controlled equipment and distributed quickly to replenish high turnover inventories maintained by wholesalers, food service companies and retailers. In most instances, the Company consolidates individual customers' produce orders into truckload quantities at the point of origin and arranges for transportation of the truckloads, often to multiple destinations. The Company's sourcing business is with produce wholesalers, who purchase produce in relatively large quantities through the Company and resell the produce to grocery retailers, restaurants and other resellers of food, and with grocery store chains and other multistore retailers. Most of the Company's remaining customers are food service companies that distribute a range of food products to retailers, restaurants and institutions.

         During the past five years, the Company has actively sought to expand its food sourcing customer base by focusing on the larger multistore retailers. As these retailers have expanded through store openings and industry consolidation, their traditional methods of produce sourcing and store-level distribution, which relied principally on regional or even local purchases from wholesalers, have become inefficient. The Company's logistics and perishable commodities sourcing expertise can greatly improve the retailers' produce purchasing as well as assure uniform quality from region to region and store to store. The Company introduced its proprietary The Fresh 1(R) brand of produce in 1989, which includes a wide range of uniform quality, top grade fruits and vegetables purchased from various domestic and international growers. During 1998, the Company entered into new sourcing programs that have expanded the

Company's market presence and sourcing capabilities with respect to both product lines and nationally recognized brand names.

         Sourcing accounted for approximately 22%, 19% and 18% of the Company's net revenues in 1996, 1997 and 1998, respectively.

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

         Through its subsidiary, Payment and Logistics LLC, the Company provides freight payment services to shippers using a proprietary system, often linked to the carriers by EDI, with the ability to process freight payments by electronic funds transfer. This system also enables the Company to automatically audit the customer's freight rates, eliminate duplicate payments to carriers and produce reports containing information about such matters as shipping patterns, freight volumes and overall transportation costs. The Company and the customer use these data to better manage the customer's supply chain.

         The Company's information services accounted for approximately 4%, 4% and 5% of the Company's net revenues in 1996, 1997 and 1998, respectively.

Organization

         To allow the Company to stay close to customers and markets, the Company has created and continues to expand a network of 127 offices (including the seven offices added in January 1999 through the acquisition of Norminter S.A.), supported by executives and services in a central office.

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

         The table below shows certain information about the Company's branches for the periods indicated:


                                   Branch Data
                             (Dollars in thousands)

                                             Year Ended December 31,
                                    ------------------------------------------
                                     1994     1995     1996     1997     1998
                                    ------   ------   ------   ------   ------

Average employees per branch ....     15.8     14.6     15.4     16.2     18.4
Average net revenues per branch .   $1,597   $1,683   $1,717   $1,822   $2,047
Average net revenues per employee   $  105   $  113   $  115   $  115   $  120

         As of December 31, 1998, the Company's branch salespersons represented approximately 70% of the Company's total work force and all branch employees, including support staff, represented approximately 90% of the Company's work force. At December 31, 1998, the number of salespersons per Company branch ranged from three to 59.

         Branch Expansion. The Company expects to continue to add branch offices as management determines that a new branch may contribute to continued growth and as branch salespersons develop the capability to manage a new branch. The Company intends to continue to open overseas branches as opportunities arise to serve the local needs of multinational customers. Additional branches are often opened within a territory previously served by another branch, such as within major cities, as the volume of business in a particular area warrants opening a separate branch. Capital required to open a new branch is modest, involving a lease for a small amount of office space, communication links and often employee compensation guaranties for a short time.

         Branch Employees. For almost two decades, new branch salespersons have been hired through a sophisticated profiling system using standardized tests to measure an applicant against the traits determined by the Company to be those of successful Robinson employees. These common traits facilitate cooperative efforts necessary for the success of each office. Applicants are recruited nationally from across the United States and Canada, typically have college degrees and some have business experience, not necessarily within the transportation industry. The Company is highly selective in determining to whom it offers employment.

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

         Employees at the branch level form a team, which is enhanced by the Company's incentive compensation system under which a significant part of the cash compensation of most branch managers and salespersons is dependent on the profitability of the particular branch. For any calendar year, branch managers and salespersons who have been employed for at least one complete year participate in the branch's earnings for that calendar year, based on a system of "points" awarded to the employees on the basis of their productivity and contribution. Most of a branch manager's cash compensation is provided by this compensation program. For 1998, incentive-based cash compensation averaged approximately 33% of branch salespersons' total cash compensation, 65% of branch managers' total cash compensation and 57% of officers' total cash compensation. Branch employees also participate in the Company's Profit Sharing Plan, contributions to which depend on overall Company profitability. In connection with establishing new branches and other special circumstances, the Company may guaranty a level of compensation to the branch manager and key salespersons.

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


Name                      Age    Position
----                      ---    --------
D.R. Verdoorn             60     Chairman of the Board, President and Chief Executive Officer
Barry W. Butzow           52     Senior Vice President, Office of the President and Director
Gregory D. Goven          47     Senior Vice President, Office of the President
John P. Wiehoff           37     Senior Vice President, Office of the President and Chief Financial Officer
Micheal T. Rempe          45     Vice President, Produce
Thomas M. Jostes          38     Vice President, Transportation
Owen P. Gleason           47     Vice President, General Counsel, Secretary and Director
Jennifer T. Amys          48     Vice President, Chief Information Officer
Joseph J. Mulvehill       45     Vice President, International
Chad M. Lindbloom         34     Corporate Controller
Troy A. Renner            34     Treasurer and Tax Director


         D.R. Verdoorn has been the President and Chief Executive Officer of the Company and its predecessor since 1977 and a director since 1975. In 1998, Mr. Verdoorn was also named Chairman of the Board. He has been with the Company since 1963. He has served on the Boards of Directors for United Fresh Fruit and Vegetable Association and the Produce Marketing Association. Mr. Verdoorn attended Central College in Pella, Iowa.

         Barry W. Butzow has been a director since 1986. Mr. Butzow has been a Vice President of the Company since 1984 and was recently named a Senior Vice President in the Office of the President. He began employment with the Company in 1969. He holds a Bachelor of Arts degree from Moorhead State University.

         Gregory D. Goven has been a Vice President of the Company since 1988 and was recently named a Senior Vice President in the Office of the President. Mr. Goven joined the Company in 1973. Mr. Goven holds a Bachelor of Science degree from North Dakota State University. Mr. Goven's wife is the first cousin of Mr. Verdoorn.

         John P. Wiehoff was recently named Senior Vice President in the Office of the President. He has been Chief Financial Officer since June 1998, after starting with the Company in 1992 as Corporate Controller and also serving as Treasurer of the Company from May 1997. Prior to that, he was employed as an audit manager by Arthur Andersen LLP. He holds a Bachelor of Science degree from St. John's University.

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

         Joseph J. Mulvehill was appointed Vice President, International in 1998, and has been employed by the Company since 1975. Mr. Mulvehill holds a Bachelor of Arts degree from the University of St. Thomas.

         Chad M. Lindbloom has been the Corporate Controller of the Company since June 1998. Mr. Lindbloom joined the Company in 1990 as a staff accountant. Mr. Lindbloom holds a Bachelor of Science degree and a Masters of Business Administration from the Carlson School of Management at the University of Minnesota.

         Troy A. Renner has been the Treasurer of the Company since June 1998, and Tax Director since 1995. Prior to that, he was employed as a tax manager by Arthur Andersen LLP. Mr. Renner holds a Bachelor of Science and a law degree from the University of Minnesota.

Employees

         As of December 31, 1998, the Company had a total of 2,205 employees, substantially all of whom are full-time employees and approximately 2,000 of whom were located in the Company's branch offices. Corporate services such as accounting, information systems, legal, credit support and claims support are provided centrally. The Company believes that its compensation and benefit plans are among the most competitive in the industry and that its relationship with employees is excellent.

Customers and Marketing

         The Company seeks to establish long-term relationships with its customers and to increase the amount of business done with each customer by seeking to provide the customer with a full range of logistic services. The Company serves customers ranging from Fortune 100 companies to small businesses in a wide variety of industries. During 1998, no customer accounted for more than 6% of gross revenues. In recent years, revenue growth has been achieved through the growth and consolidation of customers, expansion of the services provided by the Company and an increase in the number of customers served.

         The Company believes that decentralization allows salespersons to better serve the Company's customers by fostering the development of a broad knowledge of logistics and local and regional market conditions as well as the specific logistics issues facing individual customers. With the guidance of experienced branch managers (who have an average tenure of 12 years with the Company), branches are given significant latitude in pursuing opportunities and committing the Company's resources to serve customers.

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

         As of December 31, 1998, the Company had contracts with more than 17,000 motor carriers (representing approximately 140,000 temperature controlled vans, 450,000 dry vans and 100,000 flatbeds). Those carriers include owner-operators of a single truck, small and mid-size fleets, private fleets and the largest national trucking companies. Consequently, the Company is not dependent on any one carrier. As of December 31, 1998, the Company also had intermodal marketing contracts with 12 railroads, including all of the major North American railroads, giving the Company access to more than 180,000 additional trailers and containers. The Company qualifies each motor carrier to assure that it is properly licensed and insured and has the resources to provide the necessary level of service on a dependable basis. The Company's motor carrier contracts require that the carrier commit to a minimum number of shipments, issue invoices only to and accept payment solely from Robinson and permit Robinson to withhold payment to satisfy previous claims or shortages. Carrier contracts also establish transportation rates that can be modified by issuance of an individual load confirmation. The Company's contracts with railroads govern the transportation services and payment terms by which the Company's intermodal shipments are transported by rail. Intermodal transportation rates are typically negotiated between the Company and the railroad on a customer-specific basis.

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

         The Company often competes with respect to price, scope of services or a combination thereof, but believes that its most significant competitive advantages are: (i) its large decentralized branch network, staffed by salespersons who are employees rather than agents, which enables the Company's salespersons to gain significant knowledge about individual customers and the local and regional markets they serve, (ii) its ability to provide a broad range of logistics services and (iii) its ability to provide door-to-door services on a worldwide basis.

Communications and Information Systems

         To handle the large number of daily transactions and to accommodate its decentralized branch system, the Company has designed an extensive communications and information system. Employees are linked with each other and with customers and carriers by telephone, facsimile, Internet, e-mail and/or EDI to communicate requirements and availability, to confirm and bill orders and, through the Company's Internet home page, to trace shipments. The Company has developed its own proprietary computer based system, COSMOS. The most recent enhancements help salespersons service customer orders, select the optimal modes of transportation, build and consolidate loads and selects routes, all based on customer-specific service parameters. COSMOS makes load data visible to the entire branch sales team, enabling the salespersons to select carriers and track loads in progress, and automatically provides visible alerts to any arising problems. The Company's internally developed proprietary decision support system ("BSMART") uses data captured from daily transactions to generate various management reports which are available to the Company's large logistics customers to provide information on traffic patterns, product mix and production schedules. BSMART enables customers to analyze their own customer base, transportation expenditure trends and the impact on out-of-route and out-of-stock costs.

         As discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, the Company completed an assessment of its compliance with Year 2000 issues and will modify or replace portions of its hardware and software so that its computer systems will function properly with respect to dates after December 31, 1999. The Company has completed a majority of the modifications and is currently in the testing phase of its Year 2000 compliance process. This testing includes running test transactions with dates beyond December 31, 1999 through its systems to ensure its daily, monthly and yearly processes accept the transactions, process and store them, and allow for extraction of the transaction data as needed to operate its business and generate its internal and external financial information. The Company is in the process of completing all such testing on its systems, with a majority of its testing on its information services line to be completed by June 30, 1999.

         In addition, the Company does not believe any material relationships exist with any customer, produce supplier or transportation carrier that would have a material impact on its business, results of operations or financial condition in the instance that these third parties would have material systems interruptions as a result of the Year 2000 situation. The Company has no single third party relationship that accounts for more than 6% of its business.

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

         The Company is subject to licensing and regulation as a transportation provider. The Company is licensed by the Department of Transportation ("DOT") as a broker in arranging for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. The Company provides motor carrier transportation services that require registration with the DOT and compliance with certain economic regulations administered by the DOT, including a requirement to maintain insurance coverage in minimum prescribed amounts. The Company is subject to regulation by the Federal Maritime Commission as an ocean freight forwarder and maintains a non-vessel operating common carrier bond. The Company operates as an indirect air cargo carrier subject to economic regulation by the DOT. The Company provides customs brokerage services as a customs broker under a license issued by the United States Customs Service of the Department of Treasury. The Company sources fresh produce under a license issued by the United States Department of Agriculture. Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, the Company and several of its subsidiaries continue to be subject to a variety of vehicle registration and licensing requirements. The Company and the carriers that the Company relies on in arranging transportation services for its customers are also subject to a variety of federal and state safety and environmental regulations. Although compliance with the regulations governing licensees in these areas has not had a materially adverse effect on the Company's operations or financial condition in the past, there can be no assurance that such regulations or changes thereto will not adversely impact the Company's operations in the future. Violation of these regulations could also subject the Company to fines or, in the event of serious violation, suspension or revocation of operating authority as well as increased claims liability.

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

ITEM 2.           PROPERTIES

         All of the Company's 127 offices (including the seven offices added in January 1999 through the acquisition of Norminter S.A.) are leased from third parties under leases with initial terms ranging from three to ten years. The Company leases approximately 65,000 square feet of office space in Eden Prairie, Minnesota as its corporate headquarters. The Company's corporate headquarters lease expires in 2000, with a renewal option for five years. The following table sets forth certain information with respect to the Company's largest branch offices:

          City/State                      Approximate Square Feet
------------------------------         ------------------------------
Oak Brook, IL                                      9,861
Southfield, MI                                     9,118
Tampa, FL                                          8,721
Burr Ridge, IL                                     7,328
Des Plaines, IL                                    6,324
Watertown, MA                                      6,000
Paulsboro, NJ                                      5,910
Sugarland, TX                                      5,548
College Park, MD                                   5,500
Independence, OH                                   5,475
Secaucus, NJ                                       5,253
Omaha, NE                                          5,160
Dallas, TX                                         5,157
Coralville, IA                                     5,143
Cheektowga, NY                                     5,000
Plano, TX                                          4,932
Knoxville, TN                                      4,890
St. Louis, MO                                      4,884
Louisville, KY                                     4,835
Ashland, VA                                        4,680

         The Company also leases 55,665 square feet of warehouse space in Aurora, Colorado, and 53,000 square feet of warehouse space in Medley, Florida. The Company considers its current offices adequate for its current level of operations. The Company has not had difficulty in obtaining sufficient office space and believes it can renew existing leases or relocate branches to new offices as leases expire.

ITEM 3.           LEGAL PROCEEDINGS

         In 1995, the United States Customs Service began an investigation of possible duties owed on imports of certain juice concentrates by Daystar-Robinson, Inc., a subsidiary of the Company ("Daystar"). The Company has been advised by the United States Attorney for the Eastern District of New York that Daystar was not the target or the subject of a criminal investigation, although the United States Attorney is not bound by such statements. When indictments were issued in the matter in 1998, Daystar was not named as a defendant. The Company believes, however, that the United States Customs Service will seek additional duties of approximately $4.0 million and may seek civil monetary penalties against Daystar. The Company believes the disposition of this matter will not have a material adverse effect on the business, financial condition or results of operations of the Company, although there can be no assurance that the duties and penalties sought against Daystar will not exceed the Company's reserves for this matter.

         The Company is currently not otherwise subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, financial condition or results of operations of the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

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

         The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock, as quoted on The Nasdaq National Market.


1998                                                High            Low
                                                -----------     -----------
First Quarter                                     $26.00          $21.375
Second Quarter                                     26.75           21.75
Third Quarter                                      25.813          17.50
Fourth Quarter                                     26.00           14.75

1997                                               High             Low
                                                -----------     -----------
Fourth Quarter (commencing October 15, 1997)      $26.50          $19.75

         On March 12, 1999, the closing sales price per share of the Company's Common Stock as quoted on The Nasdaq National Market was $26.875 per share. On March 12, 1999, there were approximately 1,400 holders of record and approximately 5,200 beneficial owners of the Company's Common Stock. On February 10, 1999, the Company announced that its Board of Directors authorized a stock repurchase program under which up to 2,000,000 shares of the Company's Common Stock may be repurchased from time to time through open market transactions, block purchases, tender offers, private transactions, accelerated share repurchase programs or otherwise. The Company intends to fund such repurchases with internally generated funds.

         For 1997, the Company paid quarterly dividends of $0.01 per share for the first and second quarters. On October 10, 1997, the Company paid an extraordinary cash dividend of $1.50 per share to stockholders of record on October 10, 1997. The Company paid a liquidating distribution of the net proceeds of the sale of the Company's consumer finance services business on October 14, 1997, to stockholders of record on October 14, 1997 of $0.95 per share. On December 30, 1997, the Company paid a quarterly dividend of $0.06 per share to shareholders of record as of December 12, 1997. The Company declared quarterly dividends during 1998 for an aggregate of $0.25 per share. The Company has declared a quarterly dividend of $0.07 per share payable to shareholders of record as of March 8, 1999 payable on April 1, 1999. The declaration of dividends by the Company is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon the results of operations, capital requirements and financial condition of the Company, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or continue to pay dividends on the shares of Common Stock in the future.

ITEM 6.           SELECTED FINANCIAL DATA

         Selected consolidated financial and operating data on page 16 of the Annual Report is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis on pages 17 through 20 of the Annual Report is incorporated by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Disclosure about Market Risk on page 20 of the Annual Report is incorporated by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements on pages 21 through 31 of the Annual Report are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the Company's Board of Directors on pages 2 through 4, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 10 of the Proxy Statement are incorporated by reference. Information with respect to the Company's executive officers is provided in Part I, Item 1.

ITEM 11.          EXECUTIVE COMPENSATION

         "Executive Compensation" on pages 4 and 5 of the Proxy Statement is incorporated by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         "Security Ownership of Certain Beneficial Owners and Management" on page 9 of the Proxy Statement is incorporated by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         "Certain Transactions" on page 9 of the Proxy Statement is incorporated by reference.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a)      (1)      Financial Statements.

                  The Company's consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements at page F-1, on pages 21 through 31 of the Annual Report are incorporated by reference.

         (2)      Financial Statement Schedules.

                  Schedule II. Valuation and Qualifying Accounts, is included at the end of this Report.

         (3)      Index to Exhibits

                  Number            Description
                  ------            -----------

                  3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 333- 33731)

                  3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

                  3.3 Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to
                                    Exhibit 3.3 to the Registrant's Registration
                                    Statement on Form S-1, Registration No.
                                    333-33731)

                  4.1 Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, Registration No. 333- 33731)

                  4.2 Form of Rights Agreement between the Company and Norwest Bank Minnesota, National Association (Incorporated by reference to
                                    Exhibit 4.2 to the Registrant's Registration
                                    Statement on Form S-1, Registration No.
                                    333-33731)

                  10.1 Form of Central Office Management Incentive Program, including Deferred Compensation Agreement (Incorporated by reference to
                                    Exhibit 10.1 to the Registrant's
                                    Registration Statement on Form S-1,
                                    Registration No. 333-33731)

                  10.2 Operational Executive Compensation Program (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

                  10.3 Employee Incentive Program (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

                  10.4 1997 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

                  10.5 Form of Management--Employee Agreement between the Company and each of by D.R. Verdoorn and Barry Butzow (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

                  10.6 Form of Management--Employee Agreement entered into by Gregory Goven, Thomas Jostes and Michael Rempe (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

                  10.7 Form of Management--Employee Agreement between the Company and by Thomas Perdue (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

                  10.8 Amended and Restated Promissory Note, due on demand or June 30, 1999, payable by C.H. Robinson Company to the order of U.S. Bank National Association, up to an aggregate principal amount of $10,000,000 (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, Registration
                                    No. 333-33731)

                  10.9 Guaranty, dated as of November 30, 1992, by C.H. Robinson, Inc. for the benefit of U.S. Bank National Association (Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

                  10.10 Master Equipment Lease Agreement, dated August 19, 1994, between Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

                  10.11 Keep-Well Agreement, dated August 19, 1994, between C.H. Robinson, Inc., Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

                  10.12 Master Equipment Lease Agreement, dated ________, 1994, between Wagonmaster Transportation Company and Metlife Capital Limited Partnership (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

                  10.13 Keep-Well Agreement, dated April __, 1994, between C.H. Robinson, Inc., Wagonmaster Transportation Company and Metlife Capital Limited Partnership (Incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

                  10.14 Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

                  10.15 Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

                  10.16 Stock Purchase Agreement dated September 9, 1997 by and between Cityside Holding Company, C.H. Robinson, Inc. and Norwest Corporation (Incorporated by reference to
                                    Exhibit 2.1 to the Registrant's Current
                                    Report on Form 8-K dated October 14, 1997)

                  10.17 Amendment to Stock Purchase Agreement dated October 13, 1997, by and between Cityside Holding L.L.C., C.H. Robinson, Inc. and Norwest Corporation (Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated October 14,
                                    1997)

                  10.18 Escrow Agreement dated October 13, 1997, by and between Cityside Holding L.L.C., C.H. Robinson, Inc. and Norwest Bank Iowa, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 14, 1997)

                  10.19 Long Term Lease Agreement, dated to be effective August 1, 1997, between C.H. Robinson Company and Genstar Container Corporation (Incorporated by reference to
                                    Exhibit 10.19 to the Registrant's Annual
                                    Report on Form 10-K for the year ended
                                    December 31, 1997)

                  10.20 Long Term Lease Agreement, dated to be effective November 1, 1997, between C.H. Robinson Company and Genstar Container Corporation (Incorporated by reference to
                                    Exhibit 10.20 to the Registrant's Annual
                                    Report on Form 10-K for the year ended
                                    December 31, 1997)

                  *10.21            C.H. Robinson Worldwide, Inc. Directors'
                                    Stock Plan

                  *13 Selected pages of the Company's Annual Report to Stockholders for the year ended December 31, 1998

                  *21               Subsidiaries of the Company

                  *23               Consent of Arthur Andersen LLP

                  24 Powers of Attorney (included on signature page of this Report)

                  *27 Financial Data Schedule [Filed in electronic format only]

                  *99 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

                  -----------------
                  * Filed herewith

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c)      See Item 14(a)(3) above.

(d)      See Item 14(a)(2) above.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         The following financial statements of the Company and its subsidiaries required to be included in Item 14(a)(1) are listed below:

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Financial Statements (incorporated by reference under Item 8 of
Part II from pages 21 through 31 of the Company's Annual Report to Stockholders for the year ended December 31, 1998):

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Stockholders' Investment for the years ended
                   December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended December 31,
                   1998, 1997 and 1996

         Notes to Consolidated Financial Statements

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on March 26, 1999.

                           C.H. ROBINSON WORLDWIDE, INC.


                           By: /s/ Owen P. Gleason
                               ------------------------------------
                                   Owen P. Gleason
                                   Vice President, General Counsel and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1999.

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John P. Wiehoff and Owen P. Gleason (with full power to act alone), as his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of C.H. Robinson Worldwide, Inc., and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

          Signature                         Title

     /s/ D. R. Verdoorn          Chairman of the Board, President and Chief
----------------------------     Executive Officer (Principal Executive
        D.R. Verdoorn            Officer)

     /s/ John P.Wiehoff          Senior Vice President, Office of the President,
----------------------------     and Chief Financial Officer (Principal
       John P. Wiehoff           Financial Officer)

    /s/ Chad M. Lindbloom        Corporate Controller (Principal Accounting
----------------------------     Officer)
      Chad M. Lindbloom

     /s/ Dale S. Hanson          Director
----------------------------
       Dale S. Hanson

     /s/ Looe Baker III          Director
----------------------------
       Looe Baker III

     /s/ Barry W. Butzow         Senior Vice President, Office of the President,
----------------------------     and Director
       Barry W. Butzow

     /s/ Owen P. Gleason         Vice President, General Counsel, Secretary and
----------------------------     Director
       Owen P. Gleason

     /s/ Robert Ezrilov          Director
----------------------------
       Robert Ezrilov

  /s/ Gerald A. Schwalbach       Director
----------------------------
    Gerald A. Schwalbach

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To C.H. Robinson Worldwide, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in C.H. Robinson Worldwide, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                     ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
   February 4, 1999

C.H. Robinson Worldwide, Inc.

                 Schedule II. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

The transactions in the allowance for doubtful accounts for the years ended December 31, 1996, and 1997 and 1998 were as follows (in thousands):



                                December 31,    December 31,    December 31,
                                   1996            1997            1998

Balance, beginning of year       $  8,033        $ 10,079        $  8,936
Provision                           5,139           3,870           6,902
Write-offs                         (3,093)         (5,013)         (3,426)
                                 --------        --------        --------
Balance, end of year             $ 10,079        $  8,936        $ 12,412

                                Index to Exhibits

Number   Description

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

10.1 Form of Central Office Management Incentive Program, including Deferred Compensation Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.2 Operational Executive Compensation Program (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.3 Employee Incentive Program (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.4 1997 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.5 Form of Management--Employee Agreement between the Company and each of by D.R. Verdoorn and Barry Butzow (Incorporated by reference to Exhibit
         10.5 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.6 Form of Management--Employee Agreement entered into by Gregory Goven, Thomas Jostes and Michael Rempe (Incorporated by reference to Exhibit
         10.6 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.7 Form of Management--Employee Agreement between the Company and by Thomas Perdue (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.8 Amended and Restated Promissory Note, due on demand or June 30, 1999, payable by C.H. Robinson Company to the order of U.S. Bank National Association, up to an aggregate principal amount of $10,000,000 (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.9 Guaranty, dated as of November 30, 1992, by C.H. Robinson, Inc. for the benefit of U.S. Bank National Association (Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.10 Master Equipment Lease Agreement, dated August 19, 1994, between Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.11 Keep-Well Agreement, dated August 19, 1994, between C.H. Robinson, Inc., Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.12 Master Equipment Lease Agreement, dated ________, 1994, between Wagonmaster Transportation Company and Metlife Capital Limited Partnership (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.13 Keep-Well Agreement, dated April __, 1994, between C.H. Robinson, Inc., Wagonmaster Transportation Company and Metlife Capital Limited Partnership (Incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.14 Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.15    Form of Stock Option Agreement (Incorporated by reference to Exhibit
         10.22 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.16 Stock Purchase Agreement dated September 9, 1997 by and between Cityside Holding Company, C.H. Robinson, Inc. and Norwest Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated October 14, 1997)

10.17 Amendment to Stock Purchase Agreement dated October 13, 1997, by and between Cityside Holding L.L.C., C.H. Robinson, Inc. and Norwest Corporation (Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated October 14, 1997)

10.18 Escrow Agreement dated October 13, 1997, by and between Cityside Holding L.L.C., C.H. Robinson, Inc. and Norwest Bank Iowa, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 14, 1997)

10.19 Long Term Lease Agreement, dated to be effective August 1, 1997, between C.H. Robinson Company and Genstar Container Corporation (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

10.20 Long Term Lease Agreement, dated to be effective November 1, 1997, between C.H. Robinson Company and Genstar Container Corporation (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

*10.21   C.H. Robinson Worldwide, Inc. Directors' Stock Plan

*13 Selected pages of the Company's Annual Report to Stockholders for the year ended December 31, 1997

*21      Subsidiaries of the Company

*23      Consent of Arthur Andersen LLP

24       Powers of Attorney (included on signature page of this Report)

*27      Financial Data Schedule [Filed in electronic format only]

*99 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
-----------------
* Filed herewith