Form 10-Q
period 1999-03-31
C H ROBINSON WORLDWIDE INC
filed 1999-05-14
CIK 1043277

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR

             THE TRANSITION PERIOD FROM ___________ TO ____________


                             Commission File Number
                                    000-23189



                          C.H. ROBINSON WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                         41-1883630
         --------                                         ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)



8100 Mitchell Road, Suite 200, Eden Prairie, Minnesota            55344-2248
------------------------------------------------------            ----------
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

                                 Yes [x] No [ ]


As of April 30, 1999, the number of outstanding shares of the registrant's common stock was 41,201,085.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                 C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)


                                                                March 31,      December 31,
ASSETS                                                            1999             1998
                                                               -------------   -----------
                                                               (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents................................   $  93,953       $   99,341
   Available-for-sale securities............................      29,196           30,730
   Receivables, net of allowance for doubtful accounts of
     $16,297 and $12,412....................................     249,528          221,021
   Deferred tax benefit.....................................      15,399           12,821
   Inventories..............................................       5,544            3,488
   Prepaid expenses and other...............................       4,736            7,442
                                                               ---------       ----------
       Total current assets.................................     398,356          374,843

PROPERTY AND EQUIPMENT, net.................................      19,425           19,484
INTANGIBLE & OTHER ASSETS, net..............................      19,733           14,789
                                                               ---------       ----------
                                                               $ 437,514       $  409,116
                                                               =========       ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Accounts payable.........................................   $ 217,038       $  192,908
   Accrued expenses -
     Compensation and profit-sharing contribution...........      12,386           27,481
     Income taxes & other...................................      30,654           19,209
                                                               ---------       ----------
       Total current liabilities............................     260,078          239,598

STOCKHOLDERS' INVESTMENT
   Preferred stock, $0.10 par value, 20,000 shares
     authorized;  none outstanding..........................          --               --
   Common stock, $0.10 par value; 130,000 shares
     authorized; 41,265 shares issued, 41,201 and 41,190
     shares outstanding.....................................       4,120            4,119
   Additional paid-in capital...............................      62,008           62,054
   Retained earnings........................................     114,067          106,178
   Cumulative other comprehensive loss......................      (1,274)          (1,145)
   Treasury stock at cost (64 and 75 shares)................      (1,485)          (1,688)
                                                               ---------       ----------
       Total stockholders' investment.......................     177,436          169,518
                                                               ---------       ----------
                                                               $ 437,514       $  409,116
                                                               =========       ==========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
    Condensed Consolidated Statements of Operations and Comprehensive Income
                      (In thousands, except per share data)
                                   (unaudited)


                                                                   Three Months
                                                                  Ended March 31,
                                                              ----------------------
                                                                1999          1998
                                                              ---------    ---------

GROSS REVENUES...........................................     $ 509,275    $ 468,189
COST OF TRANSPORTATION AND PRODUCTS......................       442,256      412,968
                                                              ---------    ---------
NET REVENUES.............................................        67,019       55,221
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.............        50,108       41,867
                                                              ---------    ---------
INCOME FROM OPERATIONS...................................        16,911       13,354
INVESTMENT AND OTHER INCOME..............................           947          491
                                                              ---------    ---------
INCOME BEFORE PROVISION FOR INCOME TAXES.................        17,858       13,845
PROVISION FOR INCOME TAXES...............................         7,086        5,471
                                                              ---------    ---------
NET INCOME...............................................        10,772        8,374
OTHER COMPREHENSIVE INCOME (LOSS):
   Foreign currency translation adjustment...............          (129)         (45)
                                                              ---------    ---------
COMPREHENSIVE INCOME.....................................     $  10,643    $   8,329
                                                              =========    =========

BASIC NET INCOME PER SHARE...............................     $    0.26    $    0.20

DILUTED NET INCOME PER SHARE.............................     $    0.26    $    0.20

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING................        41,186       41,251

DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS.............           157          101
                                                              ---------    ---------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING..............        41,343       41,352
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

                 C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)


                                                                      Three Months Ended
                                                                            March 31,
                                                                     ----------------------
                                                                        1999          1998
                                                                     ---------    ---------
OPERATING ACTIVITIES:
   Net income....................................................    $  10,772    $   8,374
   Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization...............................        2,342        1,938
     Deferred income taxes.......................................       (3,128)         201
     Gain on sale of assets......................................          (18)          --
   Changes in operating elements-
     Receivables.................................................      (19,435)      (5,476)
     Inventories.................................................       (2,056)        (246)
     Prepaid expenses and other..................................        2,869        2,304
     Accounts payable............................................       14,892       10,154
     Accrued compensation and profit sharing contribution........      (15,390)     (14,912)
     Accrued income taxes and other..............................       11,323        9,337
                                                                     ---------    ---------
       Net cash provided by operating activities.................        2,171       11,674

INVESTING ACTIVITIES:
   Purchases of property and equipment...........................       (1,450)      (1,621)
   Sales of property and equipment...............................           65           22
   Purchases of long-term investments............................           --         (250)
   Sales/maturities of available-for-sale securities.............        7,330        8,336
   Purchases of available-for-sale securities....................       (5,796)     (12,127)
   Other, net....................................................       (4,983)        (968)
                                                                     ---------    ---------
       Net cash used for investing activities....................       (4,834)      (6,608)

FINANCING ACTIVITIES:
   Sale of common stock..........................................          606           --
   Repurchase of common stock....................................         (448)      (1,570)
   Cash dividends................................................       (2,883)      (2,474)
                                                                     ---------    ---------
       Net cash used for financing activities....................       (2,725)      (4,044)
                                                                     ---------    ---------
       Net increase (decrease) in cash and cash equivalents......       (5,388)       1,022

CASH AND CASH EQUIVALENTS, beginning of period...................       99,341       62,497
                                                                     ---------    ---------

CASH AND CASH EQUIVALENTS, end of period.........................    $  93,953    $  63,519
                                                                     =========    =========

The accompanying notes are an integral part of these condensed consolidated statements.

                  C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. General:

Basis of Presentation

         C.H. Robinson Worldwide, Inc. and its Subsidiaries ("the Company," "we," "us," or "our") is a global provider of multimodal transportation services and logistics solutions through a network of 129 branch offices in 38 states throughout the United States, along with offices in Canada, Mexico, Belgium, the United Kingdom, France, Spain, Italy, Poland, Brazil, Argentina, Venezuela and South Africa. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and its majority owned and controlled subsidiaries. Minority interests in subsidiaries are not significant. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

         The condensed consolidated financial statements which are unaudited have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto.

General

         Gross revenues represent the total dollar value of services and goods we sell to our customers. Our costs of transportation and products include the contracted direct costs of transportation, including motor carrier, intermodal, ocean, air, and other costs, and the purchase price of the products we source. We act principally as a service provider to add value and expertise in the execution and procurement of these services for our customers. Our net revenues (gross revenues less cost of transportation and products) are the primary indicator of our ability to source, add value and resell services and products that are provided by third parties, and are considered by management to be our primary measurement of growth. Accordingly, the discussion of results of operations below focuses on the changes in our net revenues.

         In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. In recent years, our operating income and income from continuing operations have been higher in the second and third quarters than in the first and fourth quarters. Seasonality in the transportation industry has not had a significant impact on our results of operations or our cash flows in recent years. Also, inflation has not materially affected our operations due to the short-term, transactional basis of our business. However, we cannot fully predict the impact seasonality and inflation may have in the future.

Results of  Operations

         The following table summarizes our net revenues by service line:


                                           Three Months Ended
                                                March 31,
                                  ----------------------------------
                                    1999        1998        change
                                  ---------    --------    ---------
Net revenues (in thousands)
   Transportation                 $  53,071    $ 41,740      27.1 %
   Sourcing                          10,374      11,097      (6.5)
   Information services               3,574       2,384      49.9
                                  ---------    --------
       Total                      $  67,019    $ 55,221      21.4 %
                                  =========    ========

The following table represents certain income statement data shown as percentages of our net revenues:


                                                   Three Months Ended
                                                       March 31,
                                                    ---------------
                                                     1999     1998
                                                    ------   ------
Net revenues                                         100.0%   100.0%
Selling, general and administrative expenses          74.8     75.8
                                                    ------   ------
Income from operations                                25.2     24.2
Investment and other income                            1.4      0.9
                                                    ------   ------
Income before provision for income taxes              26.6     25.1
Provision for income taxes                            10.5      9.9
                                                    ------   ------
Net income                                            16.1%    15.2%
                                                    ======   ======


Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Revenues. Gross revenues for the three months ended March 31, 1999 were $509.3 million, an increase of 8.8% over gross revenues of $468.2 million for the three months ended March 31, 1998. Net revenues for the three months ended March 31, 1999 were $67.0 million, an increase of 21.4% over net revenues of $55.2 million for the three months ended March 31, 1998 resulting from an increase in transportation services net revenues of 27.1% to $53.1 million, a decrease in sourcing net revenues of 6.5% to $10.4 million, and an increase in information services net revenues of 49.9% to $3.6 million. Our net revenues are increasing at a faster rate than our gross revenues due to expanding margins in our truck transportation revenues and the different growth rates in the mix of our service lines. Our information services net revenues as a percentage of their gross revenues is highest of our three lines, followed by our transportation business and finally our sourcing business.

         The increase in transportation net revenue resulted primarily from an increase in our truck transportation, including our short haul and less-than-truckload business. The increase in transaction volume was driven by significant expansion of business with current customers and from new domestic and international customers.

         Sourcing net revenues decreased by 6.5% due principally to the abnormal growth of 22.0% shown in the first quarter of 1998 as compared to the first quarter of 1997. Adverse weather conditions in major produce growing areas in the first quarter of 1998 coupled with the strength of our branch network and relationships with produce growers worldwide provided us with sources of produce in this challenging market and provided growth to both our number of transactions and our profit per transaction. No similar conditions existed in the first quarter of 1999.

         The increase in information services net revenue was the result of significant growth in transaction volume with our existing customers. Additionally, during the fourth quarter of 1998, we added many new customers to our portfolio which contributed to the current growth.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1999 were $50.1 million, an increase of 19.7% over $41.9 million for the three months ended March 31, 1998. This increase was primarily due to increased costs associated with our growth. Selling, general and administrative expenses as a percentage of net revenues decreased to 74.8% for the three months ended March 31, 1999 compared to 75.8% for the three months ended March 31,1998. This decrease is due primarily to a reduction in personnel expenses as a percentage of net revenues. Our personnel expenses as a percentage of net revenues have historically been highest in the first quarter of the year, with declining percentages each quarter thereafter as a result of our compensation structure. With the strong growth in this first quarter's profitability, these declining percentages were slightly accelerated.

         Income from Operations. Income from operations was $16.9 million for the three months ended March 31, 1999, an increase of 25.2% over $13.4 million for the three months ended March 31, 1998. Income from operations as percent of net revenue were 25.2% and 24.2% for the three months ended March 31, 1999 and 1998.

         Investment and Other Income. Investment and other income was $947,000 for the three months ended March 31, 1999, an increase of 92.9% from $491,000 for the three months ended March 31, 1998. Our cash and investments as of March 31, 1999 increased $51.2 million over the balance as of March 31, 1998 as a result of our operations.

         Provision for Income Taxes. The effective income tax rates for continuing operations were 39.7% and 39.5% for the three months ended March 31, 1999 and 1998. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

         Net Income from Continuing Operations. Net income from continuing operations was $10.8 million for the three months ended March 31, 1999, an increase of 28.6% over $8.4 million for the three months ended March 31, 1998. Net income from continuing operations per share increased by 30.0% to $0.26 (basic and diluted) for the three months ended March 31, 1999 compared to $0.20 (basic and diluted) for the three months ended March 31, 1998.

Liquidity and Capital Resources

         We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $94.0 million and $99.3 million and available-for-sale securities totaled $29.2 million and $30.7 million as of March 31, 1999 and December 31, 1998. Working capital at March 31, 1999 and December 31, 1998 totaled $138.3 million and $135.2 million. We have had no long-term debt for the last five years and have no material commitments for future capital expenditures. We do not believe that the conversion to the euro will have a material business or financial impact on us.

         We generated $2.2 million of positive cash flow from operations for the three months ended March 31, 1999. This was due to net income generated for the quarter, offset by annual employee bonus payments and profit sharing contributions which occur in the first quarter of each year. We used $4.8 million of cash and cash equivalents for investing activities, including $7.3 million generated by sales and maturities of available-for-sale securities, $5.8 million spent on purchases of available-for-sale securities, $5.0 million spent for acquisitions, net of cash acquired, and $1.5 million to fund capital expenditures necessary for continued growth. We also used $2.7 million of cash and cash equivalents for financing activities, primarily to pay quarterly cash dividends. We have declared a $0.07 per share dividend payable to shareholders of record as of March 8, 1999 payable on April 1, 1999.

         Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations, are expected to be sufficient to satisfy our anticipated needs for working capital, capital expenditures and cash dividends for all future periods. In addition, we have $17.5 million available under our two existing lines of credit, both with interest rates of 5.9%, as of March 31, 1999. The lines of credit renew annually and do not restrict the payment of dividends. There were no borrowings under the lines of credit during the quarter ended March 31, 1999 or during 1998. We expect to be able to renew these lines of credit in the future.

Impact of Year 2000

         We have completed an assessment of our compliance with Year 2000 issues and will modify or replace portions of our hardware and software so that our computer systems will function properly with respect to dates after December 31, 1999. We have completed a majority of the modifications and are currently in the testing phase of our Year 2000 compliance process. This testing includes running test transactions with dates beyond December 31, 1999 through our systems to ensure our daily, monthly and yearly processes accept the transactions, process and store them, and allow for extraction of the transaction data as needed to operate our business and generate our internal and external financial information. We are in process of completing all such testing on our systems, with a majority of our testing to be completed by June 30, 1999.

         Our existing fixed assets and payroll systems are not Year 2000 compliant. We are in process of replacing these systems. Our new fixed assets system is currently operational and running parallel to our existing system, with expected full conversion to occur before June 30, 1999. Our expected completion date for the payroll system is June 30, 1999.

         We do not anticipate any disruptions to be caused by embedded circuitry in our operational systems. Our information services line also has a commercial application from the Federal Reserve which is not Year 2000 compliant. A new version will be available by June 30, 1999. We do not anticipate this to create any implementation problems on our scheduled timeline.

         In addition, we are not aware of any material relationships with any customer, produce supplier or transportation carrier that would have a material impact on our business, results of operations or financial condition in the instance that these third parties would have material systems interruptions as a result of the Year 2000 situation. We have no single third party relationship that accounts for more than 6% of our business.

         Although we believe we have internally addressed our risks and have not discovered any material exposure with our third party relationships, there are inherent risks that we may not meet our objectives by December 31, 1999 or that unforeseen circumstances may arise. We could experience business interruption in the event our systems would be unable to process information or would process information incorrectly. Additionally, we could suffer loss of business if a number of our third party relationships, taken together, would have similar problems. It is impossible to fully assess the potential consequences in the event there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government. Any such business interruption could have a material adverse effect on our results of operations, liquidity, and financial condition depending on the duration and severity of the interruption. We are developing contingency plans in the event we are unable to complete remediation efforts or unidentified problems develop. We expect to have these plans in place by June 30, 1999.

         We are using primarily internal resources for system modifications and testing. Total costs we have incurred, plus costs we plan to incur for programming, testing, purchase of Year 2000 testing software, and outside consultant costs are expected to be in the range of $500,000 to $600,000. The actual cost could exceed this estimate. These costs, however, are not expected to have a material effect on our financial condition, results of operations or cash flows. We have incurred and expensed approximately $400,000 as of March 31, 1999. Our costs to replace the noncompliant systems mentioned above are not included in the range, as these replacements were planned to occur and we have not accelerated the replacement due to Year 2000 requirements. All other costs are being expensed as incurred.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         We had approximately $123.2 million of cash and investments on March 31, 1999, approximately $94.0 million of which were cash and cash equivalents and $29.2 million of which were available for sale (non-trading) securities. Substantially all of the cash equivalents and available for sale securities are investment grade, fixed income securities from domestic issuers. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments; however, because we consider it unlikely that we would need or choose to substantially liquidate our investments, we believe that such an increase in interest rates would not have a material impact on our future earnings or cash flows. We also conduct business in foreign currencies and at times we enter into forward contracts to hedge against foreign currency exposure. There were no such contracts outstanding during the quarter ended March 31, 1999. We also have inventory which is subject to certain commodity price volatility, and we sometimes choose to hedge our positions with futures and options. We believe a reasonable near-term change in foreign currency exchange rates or commodity prices would not have a material impact on our future earnings or cash flows because the amount of our inventory and foreign currency exposure is not material.

Cautionary Statement Relevant to Forward-Looking Information

         Our discussions and analysis of our financial condition and results of operations, including our Year 2000 and market risk discussions, contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our current assumptions about future financial performance, anticipated problems, estimated Year 2000 costs and our plans for future operations, which are subject to various risks and uncertainties. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases "believes," "may," "will," "expects," "should," "continue," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including those described in Exhibit 99 to our Form 10-K filed with the Securities and Exchange Commission with respect to the fiscal year ended December 31, 1998.

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

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

            27    Financial Data Schedule


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1999

                                       C.H. ROBINSON WORLDWIDE, INC.



                                       By /s/ D. R. Verdoorn
                                          -----------------------------
                                          D.R. Verdoorn
                                          Chief Executive Officer



                                       By /s/ Chad Lindbloom
                                          -----------------------------
                                          Chad Lindbloom
                                          Controller
                                          (principal accounting officer)

                                  EXHIBIT INDEX



Exhibit No.     Description
-----------     -----------

   27           Financial Data Schedule