Form 10-Q
period 1999-06-30
C H ROBINSON WORLDWIDE INC
filed 1999-08-09
CIK 1043277

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)
     /x/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                          PERIOD ENDED JUNE 30, 1999

                                      OR

     / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
            THE TRANSITION PERIOD FROM ___________ TO ____________


                            Commission File Number
                                   000-23189


                         C.H. ROBINSON WORLDWIDE, INC.
            (Exact name of registrant as specified in its charter)


               Delaware                                    41-1883630
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)



     8100 South Mitchell Road, Eden Prairie, Minnesota           55344-2248
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

                               Yes  /x/         No


As of July 31, 1999, the number of outstanding shares of the registrant's common stock was 41,187,405.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                   (In thousands, except per share amounts)

ASSETS                                                            June 30,    December 31,
                                                                    1999          1998
                                                               -----------    ------------
                                                               (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                     $    101,125   $     99,341
 Available-for-sale securities                                       31,611         30,730
 Receivables, net of allowance for doubtful accounts
  of $17,807 and $12,412                                            273,351        221,021
 Deferred tax benefit                                                16,930         12,821
 Inventories                                                          4,711          3,488
 Prepaid expenses and other                                           4,824          7,442
                                                               ------------   ------------
     Total current assets                                           432,552        374,843

PROPERTY AND EQUIPMENT, net                                          18,477         19,484
INTANGIBLE & OTHER ASSETS, net                                       17,921         14,789
                                                               ------------   ------------
                                                               $    468,950   $    409,116
                                                               ============   ============

                   LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
 Accounts payable                                              $    230,160       $192,908
 Accrued expenses-
   Compensation and profit-sharing contribution                      18,480         27,481
   Income taxes & other                                              32,181         19,209
                                                               ------------   ------------
     Total current liabilities                                      280,781        239,598

STOCKHOLDERS' INVESTMENT:
 Preferred stock, $0.10 par value, 20,000 shares authorized;
  none outstanding                                                       --             --
 Common stock, $0.10 par value; 130,000 shares authorized;
  41,265 shares issued, 41,190 and 41,190 shares outstanding          4,119          4,119
 Additional paid-in capital                                          62,062         62,054
 Retained earnings                                                  125,166        106,178
 Cumulative other comprehensive loss                                 (1,251)        (1,145)
 Treasury stock at cost (75 and 75 shares)                           (1,927)        (1,688)
                                                               ------------   ------------
     Total stockholders' investment                                 188,169        169,518
                                                               ------------   ------------
                                                               $    468,950   $    409,116
                                                               ============   ============

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Operations and Comprehensive Income
                     (In thousands, except per share data)
                                  (unaudited)

                                               Three Months                      Six Months
                                              Ended June 30,                    Ended June 30,
                                         -------------------------------------------------------
                                            1999         1998          1999             1998
                                         ---------    ----------    -----------     ------------
GROSS REVENUES                           $   579,423   $ 546,672    $ 1,088,698     $  1,014,861
COST OF TRANSPORTATION AND
 PRODUCTS                                    506,027     483,380        948,283          896,348
                                         -----------   ---------    -----------     ------------
NET REVENUES                                  73,396      63,292        140,415          118,513
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                      51,336      44,671        101,444           86,538
                                         -----------   ---------    -----------     ------------
INCOME FROM OPERATIONS                        22,060      18,621         38,971           31,975
INVESTMENT AND OTHER INCOME                    1,133         639          2,080            1,130
                                         -----------   ---------    -----------     ------------
INCOME BEFORE PROVISION FOR INCOME
 TAXES                                        23,193      19,260         41,051           33,105
PROVISION FOR INCOME TAXES                     9,211       7,648         16,297           13,119
                                         -----------   ---------    -----------     ------------
NET INCOME                                    13,982      11,612         24,754           19,986
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment           23        (202)          (106)            (247)
                                         -----------   ---------    -----------     ------------
COMPREHENSIVE INCOME                     $    14,005   $  11,410    $    24,648     $     19,739
                                         ===========   =========    ===========     ============

BASIC NET INCOME PER SHARE               $      0.34   $    0.28    $      0.60     $       0.48
DILUTED NET INCOME PER SHARE             $      0.34   $    0.28    $      0.60     $       0.48
BASIC WEIGHTED AVERAGE SHARES
 OUTSTANDING                                  41,195      41,215         41,190           41,233
DILUTIVE EFFECT OF OUTSTANDING
 STOCK OPTIONS                                   283         100            220              101
                                         -----------   ---------    -----------     ------------
DILUTED WEIGHTED AVERAGE SHARES
 OUTSTANDING                                  41,478      41,315         41,410           41,334
                                         ===========   =========    ===========     ============

  The accompanying notes are an integral part of these condensed consolidated statements.

                 C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             ----------------------
                                                                  1999       1998
                                                             ----------------------
OPERATING ACTIVITIES:
 Net income                                                  $    24,754   $  19,986
 Adjustments to reconcile net income to net cash provided
  by operating activities-
  Depreciation and amortization                                    4,703       4,137
  Deferred income taxes                                           (4,744)        532
  Loss (gain) on sale of assets                                       (3)         11
 Changes in operating elements-
  Receivables                                                    (43,258)    (41,794)
  Inventories                                                     (1,223)       (951)
  Prepaid expenses and other                                       2,781         717
  Accounts payable                                                28,014      41,655
  Accrued compensation and profit sharing contribution            (9,296)     (7,289)
  Accrued income taxes and other                                  14,210      27,007
                                                             -----------   ---------
   Net cash provided by operating activities                      15,938      44,011

INVESTING ACTIVITIES:
 Purchases of property and equipment                              (2,779)     (2,791)
 Sales of property and equipment                                     106          22
 Sales/maturities of available-for-sale securities                 7,840      12,053
 Purchases of available-for-sale securities                       (8,721)    (27,162)
 Other, net                                                       (4,604)     (1,036)
                                                             -----------   ---------
   Net cash used for investing activities                         (8,158)    (18,914)

FINANCING ACTIVITIES:
 Sales of treasury stock                                             913         826
 Repurchases of treasury stock                                    (1,143)     (2,077)
 Cash dividends                                                   (5,766)     (4,947)
                                                             -----------   ---------
   Net cash used for financing activities                         (5,996)     (6,198)
                                                             -----------   ---------
   Net increase in cash and cash equivalents                       1,784      18,899

CASH AND CASH EQUIVALENTS, beginning of period                    99,341      62,497
                                                             -----------   ---------

CASH AND CASH EQUIVALENTS, end of period                     $   101,125   $  81,396
                                                             ===========   =========

  The accompanying notes are an integral part of these condensed consolidated statements.

                 C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   General:

Basis Of Presentation

     C.H. Robinson Worldwide, Inc. and its Subsidiaries (the "Company," "we," "us," or "our") is a global provider of multimodal transportation services and logistic solutions through a network of 129 branch offices in 38 states throughout the United States, along with offices in Canada, Mexico, Belgium, the United Kingdom, France, Spain, Germany, Italy, Poland, Brazil, Argentina, Venezuela and South Africa. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and its majority owned and controlled subsidiaries. Minority interests in subsidiaries are not significant. All significant intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

     The condensed consolidated financial statements which are unaudited have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K.

ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto.

General

     Gross revenues represent the total dollar value of services and goods we sell to our customers. Our costs of transportation and products include the direct costs of transportation, including motor carrier, intermodal, ocean, air, and other costs, and the purchase price of the products we source. We act principally as a service provider to add value and expertise in the execution and procurement of these services for our customers. Our net revenues (gross revenues less cost of transportation and products) are the primary indicator of our ability to source, add value and resell services and products that are provided by third parties, and are considered by management to be our primary measurement of growth. Accordingly, the discussion of results of operations below focuses on the changes in our net revenues.

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

Results of Operations

     The following table summarizes net revenue by service line:

                                    Three Months Ended                      Six Months Ended
                                         June 30,                               June 30,
                             ------------------------------    ----------------------------------
                                 1999      1998    % Change         1999       1998     % Change
                             ------------------------------    ----------------------------------
Net revenues (in thousands)
   Transportation            $   58,507   $ 48,485    20.7%     $ 111,578   $  90,225         23.7%
   Sourcing                      11,065     12,186    (9.2)%       21,439      23,283         (7.9)%
   Information services           3,824      2,621    45.9%         7,398       5,005         47.8%
                             -----------------------------      ----------------------------------
     Total                   $   73,396   $ 63,292    16.0%     $ 140,415   $ 118,513         18.5%
                             =============================      ==================================

     The following table represents certain income statement data shown as percentages of our net revenues:

                                                Three Months Ended            Six Months Ended
                                                     June 30,                     June 30,
                                              ---------------------     ----------------------
                                                  1999      1998           1999         1998
                                              --------   ---------      ----------   ----------
Net revenues                                      100.0%    100.0%       100.0%        100.0%
Selling, general and administrative expenses       69.9%     70.6%        72.2%         73.0%
                                              -------------------       --------------------
Income from operations                             30.1%     29.4%        27.8%         27.0%
Investment and other income                         1.5%      1.0%         1.4%          1.0%
                                              -------------------       --------------------
Income before provision for income taxes           31.6%     30.4%        29.2%         28.0%
Provision for income taxes                         12.5%     12.1%        11.6%         11.1%
                                              -------------------       --------------------
Net income                                         19.1%     18.3%        17.6%         16.9%
                                              ===================       ====================

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Revenues. Gross revenues for the three months ended June 30, 1999 were $579.4 million, an increase of 6.0% over gross revenues of $546.7 million for the three months ended June 30, 1998. Net revenues for the three months ended June 30, 1999 were $73.4 million, an increase of 16.0% over net revenues of $63.3 million for the three months ended June 30, 1998 resulting from an increase in transportation services net revenues of 20.7% to $58.5 million, a decrease in sourcing net revenues of 9.2% to $11.1 million, and an increase in information services net revenues of 45.9% to $3.8 million. Our net revenues are increasing at a faster rate than our gross revenues due to expanding margins in our truck transportation revenues and the different growth rates in the mix of our service lines. Our information services net revenues as a percentage of their gross revenues is highest of our three lines, followed by our transportation business and finally our sourcing business.

     The increase in transportation net revenues resulted primarily from an increase in our truck transportation, including our short haul and less-than-truckload business. The increase in transaction volume was driven by significant expansion of business with current customers and from new domestic and international customers. We also expanded our truck margins slightly due primarily to our ability to hire services of trucks at more favorable rates resulting from increased supply in the marketplace.

     Sourcing net revenues decreased by 9.2% due principally to the abnormal growth of 15.4% shown in the second quarter of 1998 as compared to the second quarter of 1997. Adverse weather conditions in major produce growing areas in the first and second quarters of 1998 coupled with the strength of our branch network and relationships with produce growers worldwide provided us with sources of produce in this challenging market. This provided growth to both our number of transactions and our profit per transaction. No similar conditions existed in the second quarter of 1999.

     The increase in information services net revenues was the result of significant growth in transaction volume with our existing customers. Additionally, during the fourth quarter of 1998, we added many new customers to our portfolio which contributed to the current growth.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 1999 were $51.3 million, an increase of 14.9% over $44.7 million for the three months ended June 30, 1998. This increase was primarily due to increased costs associated with our growth. Selling, general and administrative expenses as a percentage of net revenues decreased to 69.9% for the three months ended June 30, 1999 compared to 70.6% for the three months ended June 30, 1998. This decrease is due primarily to a reduction in personnel expenses as a percentage of net revenues resulting from efficiency gains and our compensation structure. Our personnel expenses as a percentage of net revenues have historically been highest in the first quarter of the year, with declining percentages each quarter thereafter as a result of our compensation structure. With the continued growth in our profitability, these declining percentages have been slightly accelerated. We can not be certain that these trends will continue in the future.

     Income from Operations. Income from operations was $22.1 million for the three months ended June 30, 1999, an increase of 18.5% over $18.6 million for the three months ended June 30, 1998. Income from operations as percent of net revenue was 30.1% and 29.4% for the three months ended June 30, 1999 and 1998.

     Investment and Other Income. Investment and other income was $1.1 million for the three months ended June 30, 1999, an increase of 77.3% from $639,000 for the three months ended June 30, 1998. Our cash and investments as of June 30, 1999 increased $25.8 million over the balance as of June 30, 1998 as a result of our operations.

     Provision for Income Taxes. The effective income tax rates for operations were 39.7% and 39.7% for the three months ended June 30, 1999 and 1998. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

     Net Income. Net income was $14.0 million for the three months ended June 30, 1999, an increase of 20.4% over $11.6 million for the three months ended June 30, 1998. Net income per share increased by 21.4% to

$0.34 (basic and diluted) for the three months ended June 30, 1999 compared to $0.28 (basic and diluted) for the three months ended June 30, 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Revenues. Gross revenues for the six months ended June 30, 1999 were $1.09 billion, an increase of 7.3% over gross revenues of $1.01 billion for the six months ended June 30, 1998. Net revenues for the six months ended June 30, 1999 were $140.4 million, an increase of 18.5% over net revenues of $118.5 million for the six months ended June 30, 1998 resulting from an increase in transportation services net revenues of 23.7% to $111.6 million, a decrease in sourcing net revenues of 7.9% to $21.4 million, and an increase in information services net revenues of 47.8% to $7.4 million. Our net revenues are increasing at a faster rate than our gross revenues due to expanding margins in our truck transportation revenues and the different growth rates in the mix of our service lines. Our information services net revenues as a percentage of their gross revenues is highest of our three lines, followed by our transportation business and finally our sourcing business.

     The increase in transportation net revenues resulted primarily from an increase in our truck transportation, including our short haul and less-than-truckload business. The increase in transaction volume was driven by significant expansion of business with current customers and from new domestic and international customers. We also expanded our truck margins slightly in the second quarter due primarily to our ability to hire services of trucks at more favorable rates resulting from increased supply in the marketplace.

     Sourcing net revenues decreased by 7.9% due principally to the abnormal growth of 18.4% shown in the first six months of 1998 as compared to the first six months of 1997. Adverse weather conditions in major produce growing areas in the first six months of 1998 coupled with the strength of our branch network and relationships with produce growers worldwide provided us with sources of produce in this challenging market. This provided growth to both our number of transactions and our profit per transaction. No similar conditions existed in the first six months of 1999.

     The increase in information services net revenues was the result of significant growth in transaction volume with our existing customers. Additionally, during the fourth quarter of 1998, we added many new customers to our portfolio which contributed to the current growth.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1999 were $101.4 million, an increase of 17.2% over $86.5 million for the six months ended June 30, 1998. This increase was primarily due to increased costs associated with our growth. Selling, general and administrative expenses as a percentage of net revenues decreased to 72.2% for the six months ended June 30, 1999 compared to 73.0% for the six months ended June 30, 1998. This decrease is due primarily to a reduction in personnel expenses as a percentage of net revenues revenues resulting from efficiency gains and our compensation structure. Our personnel expenses as a percentage of net revenues have historically been highest in the first quarter of the year, with declining percentages each quarter thereafter as a result of our compensation structure. With the continued growth in our profitability, these declining percentages have been slightly accelerated. With the continued growth in our profitability, these declining percentages have been slightly accelerated. We can not be certain that these trends will continue in the future.

     Income from Operations. Income from operations was $39.0 million for the six months ended June 30, 1999, an increase of 21.9% over $32.0 million for the six months ended June 30, 1998. Income from operations as percent of net revenue was 27.8% and 27.0% for the six months ended June 30, 1999 and 1998.

     Investment and Other Income. Investment and other income was $2.1 million for the six months ended June 30, 1999, an increase of 84.1% from $1.1 million for the six months ended June 30, 1998. Our cash and investments as of June 30, 1999 increased $25.8 million over the balance as of June 30, 1998 as a result of our operations.

     Provision for Income Taxes. The effective income tax rates for operations were 39.7% and 39.6% for the six months ended June 30, 1999 and 1998. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

     Net Income. Net income was $24.8 million for the six months ended June 30, 1999, an increase of 23.9% over $20.0 million for the six months ended June 30, 1998. Net income per share increased by 25.0% to $0.60 (basic and diluted) for the six months ended June 30, 1999 compared to $0.48 (basic and diluted) for the six months ended June 30, 1998.

Liquidity and Capital Resources

     We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $101.1 million and $99.3 million and available-for-sale securities totaled $31.6 million and $30.7 million as of June 30, 1999 and December 31, 1998. Working capital at June 30, 1999 and December 31, 1998 totaled $151.8 million and $135.2 million. We have had no long-term debt for the last five years and have no material commitments for future capital expenditures. The conversion to the euro has not had a material business or financial impact on us, and we don't expect any material business or financial impacts to occur in the foreseeable future.

     We generated $15.9 million of positive cash flow from operations for the six months ended June 30, 1999. This was due to net income generated, offset by annual employee bonus payments and profit sharing contributions which occur in the first quarter of each year. We used $8.2 million net of cash and cash equivalents for investing activities, resulting from $7.8 million generated by sales and maturities of available-for-sale securities, $8.7 million spent on purchases of available-for-sale securities, $4.6 million spent for acquisitions and other, and $2.8 million to fund capital expenditures necessary for continued growth. We also used $6.0 million of cash and cash equivalents for financing activities, primarily to pay quarterly cash dividends. We have declared a $0.07 per share dividend payable to shareholders of record as of June 10, 1999 payable on July 1, 1999.

     Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations, are expected to be sufficient to satisfy our anticipated needs for working capital, capital expenditures and cash dividends for all future periods. During 1999, the Board of Directors authorized a stock repurchase program under which up to two million shares of our common stock may be repurchased. Any repurchases would be made from available cash or cash generated from future operations. In addition, we have $17.5 million available under our two existing lines of credit, both with interest rates of 6.2%, as of June 30, 1999. The lines of credit renew annually and do not restrict the payment of dividends. There were no borrowings under the lines of credit during the six months ended June 30, 1999 or during 1998. We expect to be able to renew these lines of credit in the future.

Impact of Year 2000

     We have completed an assessment of our compliance with Year 2000 issues and will modify or replace portions of our hardware and software so that our computer systems will function properly with respect to dates after December 31, 1999. We have completed a majority of the modifications and testing of our Year 2000 compliance process. This testing included running test transactions with dates beyond December 31, 1999 through our systems to ensure our daily, monthly and yearly processes accept the transactions, process and store them, and allow for extraction of the transaction data as needed to operate our business and generate our internal and external financial information.

     We do not anticipate any disruptions to be caused by embedded circuitry in our operational systems. Our information services line also has a commercial application from the Federal Reserve which is not Year 2000 compliant. A new version is expected to be available by September 30, 1999. We do not anticipate this to create any implementation problems on our scheduled timeline.

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

     Although we believe we have internally addressed our risks and have not discovered any material exposure with our third party relationships, there are inherent risks that we may not meet our objectives by December 31, 1999 or that unforeseen circumstances may arise. We could experience business interruption in the event our systems would be unable to process information or would process information incorrectly. Additionally, we could suffer loss of business if a number of our third party relationships, taken together, would have similar problems. It is impossible to fully assess the potential consequences in the event there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government. Any such business interruption could have a material adverse effect on our results of operations, liquidity, and financial condition depending on the duration and severity of the interruption. We are developing contingency plans in the event we are unable to complete remediation efforts or unidentified problems develop. We expect to have these plans in place by September 30, 1999.

     We are using primarily internal resources for system modifications and testing. Total costs we have incurred, plus costs we plan to incur for programming, testing, purchase of Year 2000 testing software, and outside consultant costs are expected to be in the range of $500,000 to $600,000. The actual cost could exceed this estimate. These costs, however, are not expected to have a material effect on our financial condition, results of operations or cash flows. We have incurred and expensed approximately $450,000 as of June 30,
1999.   All system modification costs are being expensed as incurred.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     We had approximately $132.7 million of cash and investments on June 30, 1999, approximately $101.1 million of which were cash and cash equivalents and $31.6 million of which were available for sale (non-trading) securities. Substantially all of the cash equivalents and available for sale securities are investment grade, fixed income securities from domestic issuers. Because of the credit risk criteria of our investment policy, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. However, because we consider it unlikely that we would need or choose to substantially liquidate our investments, we believe that such an increase in interest rates would not have a material impact on our future earnings or cash flows. We also conduct business in foreign currencies and at times we enter into forward contracts to hedge against foreign currency exposure. There were no such contracts outstanding during the six months ended June 30, 1999. We also have inventory which is subject to certain commodity price volatility, and we sometimes choose to hedge our positions with futures and options. We believe a reasonable near-term change in foreign currency exchange rates or commodity prices would not have a material impact on our future earnings or cash flows because the amount of our inventory and foreign currency exposure is not material.

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

     None.

ITEM 3.  Defaults Upon Senior Securities

     None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Company's stockholders was held on May 4, 1999. At the meeting, stockholders voted on the reelection of three directors for terms expiring at the Annual Meeting of the Company in 2002. Each of the directors was reelected by a vote as follows: Looe Baker III received 27,503,492 votes "For" and 616,265 votes were "Withheld;" Robert Ezrilov received 27,513,166 votes "For" and 606,591 votes were "Withheld," and Owen P. Gleason received 27,513,489 votes "For" and 606,268 votes were "Withheld."

ITEM 5.  Other Information

     None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27   Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 9, 1999

                              C.H.ROBINSON WORLDWIDE, INC.



                              By /s/ D.R. Verdoorn
                                 -----------------
                                 D.R. Verdoorn
                                 Chief Executive Officer



                              By /s/ Chad Lindbloom
                                 ------------------
                                 Chad Lindbloom
                                 Controller
                                 (principal accounting officer)

                                 EXHIBIT INDEX



Exhibit No.    Description
----------     -----------

    27         Financial Data Schedule