Form 10-Q
period 1999-09-30
C H ROBINSON WORLDWIDE INC
filed 1999-11-10
CIK 1043277

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                                  (Mark One)
        /x/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                            PERIOD ENDED SEPTEMBER 30, 1999

                                      OR

     / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
               THE TRANSITION PERIOD FROM  __________ TO ____________


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

                              Yes  /x/    No


As of October 31, 1999, the number of outstanding shares of the registrant's common stock was 41,174,579.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                   (In thousands, except per share amounts)


    ASSETS                                                      September 30,   December 31,
                                                                     1999           1998
                                                                -------------   ------------
                                                                 (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                      $      99,820   $     99,341
 Available-for-sale securities                                         30,895         30,730
 Receivables, net of allowance for doubtful accounts
  of $19,377 and $12,412                                              279,804        221,021
 Deferred tax benefit                                                  18,781         12,821
 Inventories                                                            3,218          3,488
 Prepaid expenses and other                                             3,662          7,442
                                                                -------------   ------------
    Total current assets                                              436,180        374,843

PROPERTY AND EQUIPMENT, net                                            19,145         19,484
INTANGIBLE & OTHER ASSETS, net                                         25,223         14,789
                                                                -------------   ------------
                                                                $     480,548   $    409,116
                                                                =============   ============

                               LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
 Accounts payable                                               $     232,316   $    192,908
 Accrued expenses-
  Compensation and profit-sharing contribution                         24,618         27,481
  Income taxes & other                                                 24,725         19,209
                                                                -------------   ------------
    Total current liabilities                                         281,659        239,598

STOCKHOLDERS' INVESTMENT:
 Preferred stock, $0.10 par value, 20,000 shares authorized;
  none outstanding                                                         --             --
 Common stock, $0.10 par value; 130,000 shares authorized;
  41,265 shares issued, 41,176 and 41,190 shares outstanding            4,118          4,119
 Additional paid-in capital                                            62,073         62,054
 Retained earnings                                                    136,326        106,178
 Cumulative other comprehensive loss                                   (1,177)        (1,145)
 Treasury stock at cost (89 and 75 shares)                             (2,451)        (1,688)
                                                                -------------   ------------
    Total stockholders' investment                                    198,889        169,518
                                                                -------------   ------------
                                                                $     480,548   $    409,116
                                                                =============   ============

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Operations and Comprehensive Income
                     (In thousands, except per share data)
                                  (unaudited)


                                                    Three Months               Nine Months
                                                 Ended September 30,        Ended September 30,
                                              ------------------------   -------------------------
                                                  1999        1998          1999          1998
                                              -----------  -----------   -----------   -----------
GROSS REVENUES                                $   593,354  $   516,181   $ 1,682,052   $ 1,531,042
COST OF TRANSPORTATION AND PRODUCTS               518,351      452,422     1,466,634     1,348,770
                                              -----------  -----------   -----------   -----------
NET REVENUES                                       75,003       63,759       215,418       182,272
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       52,810       44,826       154,254       131,364
                                              -----------  -----------   -----------   -----------
INCOME FROM OPERATIONS                             22,193       18,933        61,164        50,908
INVESTMENT AND OTHER INCOME                         1,095          831         3,175         1,961
                                              -----------  -----------   -----------   -----------
INCOME BEFORE PROVISION FOR INCOME TAXES           23,288       19,764        64,339        52,869
PROVISION FOR INCOME TAXES                          9,246        7,853        25,543        20,972
                                              -----------  -----------   -----------   -----------
NET INCOME                                         14,042       11,911        38,796        31,897
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment                74          (88)          (32)         (334)
                                              -----------  -----------   -----------   -----------
COMPREHENSIVE INCOME                          $    14,116  $    11,823   $    38,764   $    31,563
                                              ===========  ===========   ===========   ===========

BASIC NET INCOME PER SHARE                    $      0.34  $      0.29   $      0.94   $      0.77
DILUTED NET INCOME PER SHARE                  $      0.34  $      0.29   $      0.94   $      0.77

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING          41,181       41,203        41,187        41,223
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS          331           89           257            97
                                              -----------  -----------   -----------   -----------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING        41,512       41,292        41,444        41,320
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

                 C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                           ----------------------
                                                                              1999        1998
                                                                           ----------   ---------
OPERATING ACTIVITIES:
  Net income                                                               $   38,796   $  31,897
  Adjustments to reconcile net income to net cash provided
    by operating activities-
    Depreciation and amortization                                               7,020       6,274
    Deferred income taxes                                                      (6,603)     (2,692)
    Loss on sale of assets                                                          7          32
  Changes in operating elements-
    Receivables                                                               (44,704)    (28,669)
    Inventories                                                                   270        (193)
    Prepaid expenses and other                                                  3,099         491
    Accounts payable                                                           26,883      29,969
    Accrued compensation and profit sharing contribution                       (3,158)     (1,230)
    Accrued income taxes and other                                              5,394      25,323
                                                                           ----------   ---------
      Net cash provided by operating activities                                27,004      61,202

INVESTING ACTIVITIES:
  Purchases of property and equipment                                          (5,013)     (4,007)
  Sales of property and equipment                                                 111       1,857
  Sales/maturities of available-for-sale securities                            13,116      22,285
  Purchases of available-for-sale securities                                  (13,281)    (32,578)
  Other, net                                                                  (12,065)     (3,538)
                                                                           ----------   ---------
      Net cash used for investing activities                                  (17,132)    (15,981)

FINANCING ACTIVITIES:
  Sales of common stock                                                         1,207       1,062
  Repurchases of common stock                                                  (1,951)     (2,575)
  Cash dividends                                                               (8,649)     (4,947)
                                                                           ----------   ---------
      Net cash used for financing activities                                   (9,393)     (6,460)
                                                                           ----------   ---------
      Net increase in cash and cash equivalents                                   479      38,761

CASH AND CASH EQUIVALENTS, beginning of period                                 99,341      62,497
                                                                           ----------   ---------

CASH AND CASH EQUIVALENTS, end of period                                   $   99,820   $ 101,258
                                                                           ==========   =========

  The accompanying notes are an integral part of these condensed consolidated statements.

                 C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   General:

Basis of Presentation

     C.H. Robinson Worldwide, Inc. and its Subsidiaries (the "Company," "we," "us," or "our") is a global provider of multimodal transportation services and logistic solutions through a network of 130 branch offices in 38 states throughout the United States, along with offices in Canada, Mexico, Belgium, the United Kingdom, France, Spain, Germany, Italy, Poland, Brazil, Argentina and Venezuela. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and its majority owned and controlled subsidiaries. Minority interests in subsidiaries are not significant. All significant intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

     The condensed consolidated financial statements which are unaudited have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto.

General

     Gross revenues represent the total dollar value of services and goods we sell to our customers. Our costs of transportation and products include the direct costs of transportation, including motor carrier, railroad, ocean, air, and other costs, and the purchase price of the products we source. We act principally as a service provider to add value and expertise in the execution and procurement of these services for our customers. Our net revenues (gross revenues less cost of transportation and products) are the primary indicator of our ability to source, add value and resell services and products that are provided by third parties, and are considered by management to be our primary measurement of growth. Accordingly, the discussion of results of operations below focuses on the changes in our net revenues.

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

Results of Operations

     The following table summarizes net revenues by service line:

                                           Three Months Ended              Nine Months Ended
                                             September 30,                   September 30,
                                    -----------------------------   -------------------------------
                                       1999      1998    % change     1999        1998     % change
                                    ---------  --------  --------   ---------  ---------   --------
Net revenues (in thousands)
   Transportation                   $  58,787  $ 49,036      19.9%  $ 170,365  $ 139,261       22.3%
   Sourcing                            11,737    11,451       2.5%     33,176     34,734       (4.5)%
   Information services                 4,479     3,272      36.9%     11,877      8,277       43.5%
                                    -----------------------------   -------------------------------
   Total                            $  75,003  $ 63,759      17.6%  $ 215,418  $ 182,272       18.2%
                                    =============================   ===============================

     The following table represents certain income statement data shown as percentages of our net revenues:

                                                          Three Months Ended      Nine Months Ended
                                                            September 30,           September 30,
                                                         --------------------   ---------------------
                                                            1999       1998        1999       1998
                                                        ----------   --------   ---------   ---------
Net revenues                                                 100.0%    100.0%       100.0%     100.0%
Selling, general and administrative expenses                  70.4%     70.3%        71.6%      72.1%
                                                        --------------------    --------------------
Income from operations                                        29.6%     29.7%        28.4%      27.9%
Investment and other income                                    1.4%      1.3%         1.5%       1.1%
                                                        --------------------    --------------------
Income before provision for income taxes                      31.0%     31.0%        29.9%      29.0%
Provision for income taxes                                    12.3%     12.3%        11.9%      11.5%
                                                        --------------------   ---------------------
Net income                                                    18.7%     18.7%        18.0%      17.5%
                                                        ====================   =====================

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Revenues. Gross revenues for the three months ended September 30, 1999 were $593.4 million, an increase of 15.0% over gross revenues of $516.2 million for the three months ended September 30, 1998. Net revenues for the three months ended September 30, 1999 were $75.0 million, an increase of 17.6% over net revenues of $63.8 million for the three months ended September 30, 1998 resulting from an increase in transportation services net revenues of 19.9% to $58.8 million, an increase in sourcing net revenues of 2.5% to $11.7 million, and an increase in information services net revenues of 36.9% to $4.5 million. Our net revenues are increasing at a faster rate than our gross revenues due to the different growth rates in the mix of our service lines. Our information services net revenues as a percentage of their gross revenues is highest of our three lines, followed by our transportation business and finally our sourcing business.

     The increase in transportation net revenues resulted primarily from an increase in our truck transportation, including our short haul and less-than-truckload business. The increase in transaction volume was driven by significant expansion of business with current customers and from new domestic and international customers. Our truck margins decreased due primarily to equipment supply constraints in the marketplace.

     Sourcing net revenues increased by 2.5% consistent with our long term growth rates. Our growth in this line is primarily related to our existing customer base.

     The increase in information services net revenues was the result of significant growth in transaction volume with our existing customers. Additionally, during the fourth quarter of 1998, we added many new customers to our portfolio which contributed to the current growth.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1999 were $52.8 million, an increase of 17.8% over $44.8 million for the three months ended September 30, 1998. This increase was primarily due to increased costs associated with our growth. Selling, general and administrative expenses as a percentage of net revenues increased slightly to 70.4% for the three months ended September 30, 1999 compared to 70.3% for the three months ended September 30, 1998.

     Income from Operations. Income from operations was $22.2 million for the three months ended September 30, 1999, an increase of 17.2% over $18.9 million for the three months ended September 30, 1998. Income from operations as a percentage of net revenues was 29.6% and 29.7% for the three months ended September 30, 1999 and 1998.

     Investment and Other Income. Investment and other income was $1.1 million for the three months ended September 30, 1999, an increase of 31.8% from $831,000 for the three months ended September 30, 1998. Our cash and investments as of September 30, 1999 increased $8.7 million over the balance as of September 30, 1998 as a result of our operations.

     Provision for Income Taxes. The effective income tax rates from operations were 39.7% and 39.7% for the three months ended September 30, 1999 and 1998. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

     Net Income. Net income was $14.0 million for the three months ended September 30, 1999, an increase of 17.9% over $11.9 million for the three months ended September 30, 1998. Net income per share increased by 17.2% to $0.34 (basic and diluted) for the three months ended September 30, 1999 compared to $0.29 (basic and diluted) for the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Revenues. Gross revenues for the nine months ended September 30, 1999 were $1.68 billion, an increase of 9.9% over gross revenues of $1.53 billion for the nine months ended September 30, 1998. Net revenues for the nine months ended September 30, 1999 were $215.4 million, an increase of 18.2% over net revenues of $182.3 million for the nine months ended September 30, 1998 resulting from an increase in transportation services net revenues of 22.3% to $170.4 million, a decrease in sourcing net revenues of 4.5% to $33.2 million, and an increase in information services net revenues of 43.5% to $11.9 million. Our net revenues are increasing at a faster rate than our gross revenues due to the different growth rates in the mix of our service lines. Our information services net revenues as a percentage of their gross revenues is highest of our three lines, followed by our transportation business and finally our sourcing business .

     The increase in transportation net revenues resulted primarily from an increase in our truck transportation, including our short haul and less-than-truckload business. The increase in transaction volume was driven by significant expansion of business with current customers and from new domestic and international customers.

     Sourcing net revenues decreased by 4.5% due principally to the abnormal growth of 17.9% shown in the first nine months of 1998 as compared to the first nine months of 1997. Adverse weather conditions in major produce growing areas in the first nine months of 1998 coupled with the strength of our branch network and relationships with produce growers worldwide provided us with sources of produce in this challenging market. This provided growth to both our number of transactions and our profit per transaction. No similar conditions existed in the first nine months of 1999.

     The increase in information services net revenues was the result of significant growth in transaction volume with our existing customers. Additionally, during the fourth quarter of 1998, we added many new customers to our portfolio which contributed to the current growth.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1999 were $154.3 million, an increase of 17.4% over $131.4 million for the nine months ended September 30, 1998. This increase was primarily due to increased costs associated with our growth. Selling, general and administrative expenses as a percentage of net revenues decreased to 71.6% for the nine months ended September 30, 1999 compared to 72.1% for the nine months ended September 30, 1998. This decrease is due primarily to a reduction in personnel expenses as a percentage of net revenues resulting from efficiency gains and our compensation structure. Our personnel expenses as a percentage of net revenues have historically been highest in the first quarter of the year, with declining percentages each quarter thereafter as a result of our compensation structure. With the continued growth in our profitability, these declining percentages have been slightly accelerated. We can not be certain that these trends will continue in the future.

     Income from Operations. Income from operations was $61.2 million for the nine months ended September 30, 1999, an increase of 20.1% over $50.9 million for the nine months ended September 30, 1998. Income from operations as a percentage of net revenues was 28.4% and 27.9% for the nine months ended September 30, 1999 and 1998.

     Investment and Other Income. Investment and other income was $3.2 million for the nine months ended September 30, 1999, an increase of 61.9% from $2.0 million for the nine months ended September 30, 1998. Our cash and investments as of September 30, 1999 increased $8.7 million over the balance as of September 30, 1998 as a result of our operations.

     Provision for Income Taxes. The effective income tax rates from operations were 39.7% and 39.7% for the nine months ended September 30, 1999 and 1998. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

     Net Income. Net income was $38.8 million for the nine months ended September 30, 1999, an increase of 21.6% over $31.9 million for the nine months ended September 30, 1998. Net income per share increased by 21.6% to $0.94 (basic and diluted) for the nine months ended September 30, 1999 compared to $0.77 (basic and diluted) for the nine months ended September 30, 1998.

Liquidity and Capital Resources

     We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $99.8 million and $99.3 million and available-for-sale securities totaled $30.9 million and $30.7 million as of September 30, 1999 and December 31, 1998. Working capital at September 30, 1999 and December 31, 1998 totaled $154.5 million and $135.2 million. We have had no long-term debt for the last five years and have no material commitments for future capital expenditures. The conversion to the euro has not had a material business or financial impact on us, and we don't expect any material business or financial impacts to occur in the foreseeable future.

     We generated $27.0 million of positive cash flow from operating activities for the nine months ended September 30, 1999. This was due to net income generated, offset by increases in our receivables and accounts payable resulting from our growth. We used $17.1 million net of cash and cash equivalents for investing activities, resulting from $13.1 million generated by sales and maturities of available-for-sale securities, $13.3 million spent on purchases of available-for-sale securities, $12.1 million spent for acquisitions and other investing activities, and $5.0 million to fund capital expenditures necessary for continued growth. We also used $9.4 million of cash and cash equivalents for financing activities, primarily to pay quarterly cash dividends. We have declared a $0.07 per share dividend payable to shareholders of record as of September 10, 1999 payable on October 1, 1999.

     Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations, are expected to be sufficient to satisfy our anticipated needs for working capital, capital expenditures and cash dividends for all future periods. During 1999, the Board of Directors authorized a stock repurchase program under which up to two million shares of our common stock may be repurchased. In addition, we have $17.5 million available under our two existing lines of credit, both with interest rates of 6.4%, as of September 30, 1999. The lines of credit renew annually and do not restrict the payment of dividends. There were no borrowings under the lines of credit during the nine months ended September 30, 1999 or during 1998. We expect to be able to renew these lines of credit in the future.

Impact of Year 2000

     We have completed an assessment of our compliance with Year 2000 issues and have modified or replaced portions of our hardware and software so that our computer systems will function properly with respect to dates after December 31, 1999. We have performed testing of these modifications and the rest of our existing systems to ensure the systems are Year 2000 compliant. This testing included running test transactions with dates beyond December 31, 1999 through our systems to ensure our daily, monthly and yearly processes accept the transactions, process and store them, and allow for extraction of the transaction data as needed to operate our business and generate our internal and external financial information. In addition, we do not anticipate any disruptions to be caused by embedded circuitry in our operational systems.

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

     Although we believe we have internally addressed our risks and have not discovered any material exposure with our third party relationships, there are inherent risks that we may not meet our objectives by December 31, 1999 or that unforeseen circumstances may arise. We could experience business interruption in the event our systems would be unable to process information or would process information incorrectly. Additionally, we could suffer loss of business if a number of our third party relationships, taken together, would have similar problems. It is impossible to fully assess the potential consequences in the event there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government. Any such business interruption could have a material adverse effect on our results of operations, liquidity, and financial condition depending on the duration and severity of the interruption. We are in the final stages of developing contingency plans on our significant systems and applications in the event we are unable to complete remediation efforts or unidentified problems develop.

     We are using primarily internal resources for system modifications and testing. Total costs we have incurred, plus costs we plan to incur for programming, testing, purchase of Year 2000 testing software, and outside consultant costs are expected to be in the range of $500,000 to $600,000. The actual cost could exceed this estimate. These costs, however, are not expected to have a material effect on our financial condition, results of operations or cash flows. We have incurred and expensed approximately $500,000 as of September 30, 1999. All system modification costs are being expensed as incurred.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     We had approximately $130.7 million of cash and investments on September 30, 1999, approximately $99.8 million of which were cash and cash equivalents and $30.9 million of which were available for sale (non-trading) securities. Substantially all of the cash equivalents and available for sale securities are investment grade, fixed income securities from domestic issuers. Because of the credit risk criteria of our investment policy, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We also conduct business in foreign currencies and at times we enter into forward contracts to hedge against foreign currency exposure. There were no such contracts outstanding during the nine months ended September 30, 1999. We also have inventory which is subject to certain commodity price volatility, and we sometimes choose to hedge our positions with futures and options. We believe a reasonable near-term change in foreign currency exchange rates or commodity prices would not have a material impact on our future earnings or cash flows because the amount of our inventory and foreign currency exposure is not material.

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

     None.

ITEM 5.  Other Information

     None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27    Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 9, 1999

                                   C.H. ROBINSON WORLDWIDE, INC.



                                   By /s/ D.R. Verdoorn
                                      --------------------------------
                                      D.R. Verdoorn
                                      Chief Executive Officer



                                   By /s/ Chad Lindbloom
                                      --------------------------------
                                      Chad Lindbloom
                                      Controller
                                      (principal accounting officer)

                                 EXHIBIT INDEX



Exhibit No.    Description
----------     -----------

    27         Financial Data Schedule