Form 10-K
period 1999-12-31
C H ROBINSON WORLDWIDE INC
filed 2000-03-24
CIK 1043277

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
  (Mark One)
     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       OR

     [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                       Commission File Number:  000-23189

                         C.H. ROBINSON WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)

                         Delaware                                                          41-1883630
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)

       8100 Mitchell Road, Eden Prairie, Minnesota                                       55344-2248
         Address of principal executive offices)                                         (Zip Code)

                                (952) 937-8500
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.10 per
                                                            share
                                                            Preferred Share
                                                            Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 10, 2000 was approximately $1,709,870,973 (based on the last sale price of such stock as quoted on The Nasdaq National Market ($49.438) on such date).

     As of March 10, 2000, the number of shares outstanding of the registrant's Common Stock, par value $.10 per share, was 42,276,929.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 (the "Annual Report"), are incorporated by reference in
Part II.

     Portions of the Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held May 2, 2000 (the "Proxy Statement"), are incorporated by reference in Part III.

                                    PART I

ITEM 1.  BUSINESS

Overview

     Founded in 1905, C.H. Robinson Worldwide, Inc. (the "Company" or "Robinson") is one of the largest third-party logistics companies in North America with 1999 gross revenues of $2.3 billion. The Company is a global provider of multimodal transportation services and logistics solutions through a network of 131 offices in the United States, Canada, Mexico, Europe and South America. Through contracts with approximately 20,000 motor carriers, the Company maintains the single largest network of motor carrier capacity in North America and is one of the largest third-party providers of intermodal services in the United States. In addition, the Company regularly provides air, ocean and customs services. As an integral part of the Company's transportation services, the Company provides a wide range of value-added logistics services, such as fresh produce sourcing, freight consolidation, information reporting and cross-docking. During 1999, the Company handled over 1,500,000 shipments for more than 10,000 customers ranging from Fortune 100 companies to small businesses in a wide variety of industries.

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

     Throughout its 95-year history, the Company has been in the business of sourcing fresh produce. Much of the Company's logistics expertise can be traced to its significant experience in handling perishable commodities. Due to the time-sensitive nature and quality requirements of the shipments, fresh produce represents a unique logistics challenge, and the distribution and transportation costs are significant. The Company has developed a network of produce sources and maintains access to specialized equipment and transportation modes designed to ensure timely delivery of uniform quality produce. In response to demand from large grocery retailers and food service distributors, the Company has developed its own brand of produce, The Fresh 1/(R)/, and entered into licensing agreements for national brand names. The produce for these brands is sourced through various relationships and packed to order through contract packing agreements.

     The Company's business philosophy has accounted for its strong historical results and has positioned the Company for continued growth. The Company's principal competitive advantage is its large decentralized branch network, staffed by approximately 2,392 salespersons who are employees rather than agents. These branch employees are in close proximity to both customers and carriers which facilitates quick responses to customers' changing needs. Branch employees act as a team in both marketing the Company's services and providing these services to individual customers. The Company compensates its branch employees principally on the basis of individual performance and their branch's profitability, which in the Company's opinion produces a more service-oriented, focused and creative sales force. The Company believes it is owned by more than 1,000 of its employees holding a majority of the Company's Common Stock.

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

     In August 1999, the Company acquired the ongoing operations and certain assets of Vertex Transportation, Inc., a non-asset based third-party transportation provider in East Rochester, New York. Vertex was the operating subsidiary of Country Wide Transport Services, Inc., which had annual net revenues of approximately $5,000,000 in 1998.

     In December 1999, the Company acquired the ongoing operations and certain assets of American Backhaulers, Inc., a privately held, non-asset based third-party transportation provider, located primarily in Chicago, Illinois. American
Backhaulers had annual net revenues of approximately $54,000,000 in 1999.   The
Company issued 1,120,715 shares as part of the purchase price for this acquisition.

     The Company's corporate office is located at 8100 Mitchell Road, Eden Prairie, Minnesota 55344-2248, and its telephone number is (952) 937-8500. Its web site address is www.chrobinson.com.

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

Multimodal Transportation Services

     On a day-to-day basis, customers communicate their freight needs, typically on a load-by-load basis, to the Company by means of a telephone call, fax transmission, Internet, e-mail or EDI message to the branch office salesperson responsible for the particular customer. All appropriate information about each load is entered into the Company's computer based operating system. With the help of the operating system, a salesperson then determines the appropriate mode of transportation for the load and selects a carrier or carriers, based upon the salesperson's knowledge of the carrier's service capability, equipment availability, freight rates and other relevant factors. A salesperson then communicates with the carrier's dispatch office to confirm a price for the transportation and the carrier's commitment to provide the transportation. At this point, the salesperson provides the carrier information to the customer, together with the Company's sales price, which is intended to provide a profit to the Company for the totality of services performed for the customer. By accepting the customer's order, the Company becomes legally responsible for transportation of the load from origin to destination, rather than being a mere freight broker. The carrier's contract is with the Company, not the customer, and the Company is responsible for prompt payment of carrier charges. The Company is also responsible to its customer for any claims for damage to freight while in transit or performance. In most cases, the Company receives reimbursement from the carrier for these claims.

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

     The Company is capable of arranging all modes of transportation services on a worldwide basis:

     . Truck--Through its contracts with approximately 20,000 motor carriers, the Company maintains access to dry vans, temperature-controlled units and flatbeds. It offers both time-definite and expedited truck transportation. In many instances, particularly in connection with its sourcing business, the Company will consolidate partial loads for several customers into full truckloads.

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

     . Intermodal--Intermodal transportation involves the shipment of trailers or containers by a combination of truck, rail and/or ship in a coordinated manner. The Company provides intermodal service by both rail and ship, arranges local pickup and delivery (known as drayage) through local motor carriers and provides temperature-controlled double and triple-stacked intermodal containers. The Company currently owns or leases approximately 500 intermodal containers. The Company also has intermodal marketing contracts with railroads, which give the Company access to additional trailers and containers.

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

     The table below shows the Company's net revenues by transportation mode for the periods indicated:

                          Transportation Net Revenues
                                 (in thousands)
                                         Year Ended December 31,
                          ---------------------------------------------------
                            1995       1996       1997       1998       1999
                          --------   --------   --------   -------     ------

Truck(1)...............  $ 97,636   $110,460   $133,110   $164,186   $202,877
Intermodal.............     6,864      8,014      9,680      6,671     10,738
Ocean..................     7,212      8,121      9,226     10,215     11,476
Air....................     1,402      1,687      1,954      3,427      2,858
Miscellaneous(2).......     3,907      4,964      5,290      5,298      5,899

  Total................  $117,021   $133,246   $159,260   $189,797   $233,848

________________

(1)  Includes LTL net revenues.

(2) Consists of customs clearance (Automated Brokerage Interface (ABI) and Automated Clearing House (ACH) capabilities with the U.S. Customs Service), warehousing, and other miscellaneous services.

     As the Company has emphasized integrated logistics solutions, its relationships with many customers have become broader, with the Company becoming a business partner responsible for a greater portion of supply chain management. Customers may be served by specially created Robinson teams and over several branches. Robinson's multimodal transportation services are provided to numerous international customers through its domestic branch offices as well as through branch offices in Canada, Mexico, Belgium, England, France, Germany, Italy, Poland, Spain, Argentina, Brazil and Venezuela. The Notes to the Company's Consolidated Financial Statements present the Company's gross revenues from international customers for the years ended December 31, 1997, 1998 and 1999, and the Company's long-lived assets as of December 31, 1998 and 1999, in the United States and in foreign locations.

Sourcing

     Throughout its 95-year history, Robinson has been in the business of sourcing fresh produce. Much of the Company's logistics expertise can be traced to the Company's significant experience in handling perishable commodities. Because of its perishable nature, produce must be quickly packaged, transported within tight timetables in temperature controlled equipment and distributed quickly to replenish high turnover inventories maintained by wholesalers, food service companies and retailers. In most instances, the Company consolidates individual customers' produce orders into truckload quantities at the point of origin and arranges for transportation of the truckloads, often to multiple destinations. The Company's sourcing business is with produce wholesalers, who purchase produce in relatively large quantities through the Company and resell the produce to grocery retailers, restaurants and other resellers of food, and with grocery store chains and other multistore retailers. Most of the Company's remaining customers are food service companies that distribute a range of food products to retailers, restaurants and institutions.

     During the past five years, the Company has actively sought to expand its food sourcing customer base by focusing on the larger multistore retailers. As these retailers have expanded through store openings and industry consolidation, their traditional methods of produce sourcing and store-level distribution, which relied principally on regional or even local purchases from wholesalers, have become inefficient. The Company's logistics and perishable commodities sourcing expertise can greatly improve the retailers' produce purchasing as well as assure uniform quality from region to region and store to store. The Company provides just-in-time replenishment services to retailers. The Company introduced its proprietary The Fresh 1/(R)/ brand of produce in 1989, which includes a wide range of uniform quality, top grade fruits and vegetables purchased from various domestic and international growers. During 1998, the Company entered into new sourcing programs, including licensing agreements for major national brands, that have expanded the Company's market presence and sourcing capabilities with respect to both product lines and nationally recognized brand names.

     Sourcing accounted for approximately 19%, 18% and 15% of the Company's net revenues in 1997, 1998 and 1999, respectively.

Information Services

     A subsidiary of the Company, T-Chek Systems, Inc. provides motor carrier customers with funds transfer and driver payroll services, fuel management services, fuel and use tax reporting as well as on-line access to custom-tailored information management reports, all through the use of its proprietary automated system. This system enables motor carriers to track equipment, manage fleets and dictate where and when their drivers purchase fuel. For several companies and truck stop chains, T-Chek captures sales and fuel cost data, applies the margin agreed between seller and purchaser, reprices the sale, invoices the carrier and provides management information to the seller.

     Through its subsidiary, Payment & Logistics Services, Inc., the Company provides freight payment services to shippers using a proprietary system, often linked to the carriers by EDI, with the ability to process freight payments by electronic funds transfer. This system also enables the Company to automatically audit the customer's freight rates, eliminate duplicate payments to carriers and produce reports containing information about such matters as shipping patterns, freight volumes and overall transportation costs. Upon agreement, the Company and the customer can use this data to better manage the customer's supply chain.

     The Company's information services accounted for approximately 4%, 5% and 6% of the Company's net revenues in 1997, 1998 and 1999, respectively.

Organization

     To allow the Company to stay close to customers and markets, the Company has created and continues to expand a network of 131 offices supported by executives and services in a central office.

Branch Network

     Branch salespersons are responsible for developing new business, receiving and processing orders from specific customers located in the area served by the branch and contracting with carriers to provide the transportation requested. In addition to routine transportation, salespersons are often called upon to handle customers' unusual, seasonal and emergency needs. Shipments to be transported by truck are almost always contracted at the branch level, and branches cooperate with each other to cover loads. Some branches may rely on expertise in other branches when contracting LTL, intermodal, international and air shipments.

     Salespersons in the branches both sell and service their customers rather than rely exclusively on a central office or dedicated sales staff. Sales opportunities are identified through the Company's database, industry directories, referrals by existing customers and leads generated by branch office personnel through knowledge of their local and regional markets. Each branch is also responsible for locating and contracting with carriers.

     The table below shows certain information about the Company's branches for the periods indicated:

                                  Branch Data
                            (Dollars in thousands)
                                                Year Ended December 31,
                                    --------------------------------------------
                                      1995     1996     1997     1998     1999
                                    -------   ------   ------  -------  --------

Average employees per branch            14.6     15.4     16.2     18.4     23.9
Average net revenues per branch       $1,683   $1,717   $1,822   $2,082   $2,263
Average net revenues per employee     $  113   $  115   $  115   $  119   $  120

     As of December 31, 1999, the Company's branch salespersons represented approximately 70% of the Company's total work force and all branch employees, including support staff, represented over 90% of the Company's work force. At December 31, 1999, the number of salespersons per Company branch ranged from three to approximately 450 (including salespersons and customer support at American Backhaulers).

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

     Employees at the branch level form a team, which is enhanced by the Company's incentive compensation system under which a significant part of the cash compensation of most branch managers and salespersons is dependent on the profitability of the particular branch. For any calendar year, branch managers and salespersons who have been employed for at least one complete year participate in the branch's earnings for that calendar year, based on a system of "points" awarded to the employees on the basis of their productivity and contribution. Most of a branch manager's cash compensation is provided by this compensation program. For 1999, incentive-based cash compensation averaged approximately 30% of branch salespersons' total cash compensation, 59% of branch managers' total cash compensation and 56% of officers' total cash compensation. Branch employees also participate in significant individual incentive compensation based on achieving individual growth goals, and in the Company's Profit Sharing Plan, contributions to which depend on overall Company profitability and other factors. In connection with establishing new branches and other special circumstances, the Company may guaranty a level of compensation to the branch manager and key salespersons.

     All managers and other employees throughout the Company who have significant responsibilities are eligible to participate in the Company's 1997 Omnibus Stock Plan. Employees at all levels, after a qualifying period of employment, are eligible to participate in the Company's Employee Stock Purchase Plan.

     Individual salespersons benefit both through the growth and profitability of individual branches and by achieving individual goals, and are motivated by the opportunity to become branch managers, assistant managers or department managers. All branch salespersons are full time employees.

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

Name                   Age     Position
----                   ---     --------
D.R. Verdoorn           61     Chairman of the Board and Chief Executive Officer
John P. Wiehoff         38     President
Barry W. Butzow         53     Senior Vice President and Director
Gregory D. Goven        48     Senior Vice President
Owen P. Gleason         48     Vice President, General Counsel, Secretary and Director
James V. Larson         46     Vice President, Transportation
Chad M. Lindbloom       35     Vice President and Chief Financial Officer
Timothy P. Manning      35     Vice President, Branch Operations and Organizational Resources
Joseph J. Mulvehill     46     Vice President, International
Michael T. Rempe        46     Vice President, Produce
Mark Walker             42     Vice President, Chief Information Officer
Troy A. Renner          35     Treasurer
Thomas K. Mahlke        28     Corporate Controller

     D.R. Verdoorn has been Chief Executive Officer of the Company and its predecessor since 1977, and a director since 1975. In 1998, Mr. Verdoorn was also named Chairman of the Board. He has been with the Company since 1963. He has served on the Boards of Directors for United Fresh Fruit and Vegetable Association and the Produce Marketing Association. Mr. Verdoorn attended Central College in Pella, Iowa.

     John P. Wiehoff has been President of the Company since December 1999. Previous positions with the Company include Senior Vice President and Chief Financial Officer since July 1, 1998, Treasurer, and Corporate Controller since 1992. Prior to that, he was employed by Arthur Andersen LLP. He holds a Bachelor of Science degree from St. John's University.

     Barry W. Butzow has been a Vice President of the Company since 1984 and a director since 1986. In October of 1998, he was named a Senior Vice President. He began employment with the Company in 1969. He holds a Bachelor of Arts degree from Moorhead State University.

     Gregory D. Goven has been a Vice President of the Company since 1988, and was named a Senior Vice President in October of 1998. Mr. Goven joined the Company in 1973. Mr. Goven holds a Bachelor of Science degree from North Dakota State University. Mr. Goven's wife is the first cousin of Mr. Verdoorn.

     Owen P. Gleason has been Vice President and General Counsel of the Company since 1990 and served as corporate counsel since 1978. Mr. Gleason has been a director since 1986. Mr. Gleason holds a law degree from Oklahoma City University and a Bachelor's Degree from Ripon College.

     James V. Larson has been Vice President, Transportation since July 1999. Prior to that, he served as Vice President of Sales, and later as President, of Preferred Translocation Systems, which he founded in 1986 and which was acquired by the Company in July 1998.

     Chad M. Lindbloom has been Vice President and Chief Financial Officer of the Company since December 1999. From June of 1998 until December of 1999, he served as the Company's Corporate Controller. Mr. Lindbloom joined the Company in 1990 as a staff accountant. Mr. Lindbloom holds a Bachelor of Science degree and a Masters of Business Administration from the Carlson School of Management at the University of Minnesota.

     Timothy P. Manning has been Vice President, Branch Operations and Organizational Resources since December 1999. Previous positions with the Company include Transportation Manager in the St. Louis branch office, and in October 1998, Mr. Manning was named Director of Operations. Mr. Manning joined the Company in 1989. Mr. Manning holds a Bachelor of Science degree from the University of Minnesota.

     Joseph J. Mulvehill has been Vice President, International since 1998. Mr. Mulvehill joined the Company in 1975. Mr. Mulvehill holds a Bachelor of Arts degree from the University of St. Thomas.

     Michael T. Rempe has been Vice President, Produce since 1994, after starting with the Company in 1989 as Director of Produce Merchandising. Prior to that, he held several senior positions in the retail grocery industry. Mr. Rempe has served on the board of directors of the Produce Marketing Association and is currently on the board of directors of Produce for Better Health. Mr. Rempe attended Indiana University Purdue University at Indianapolis.

     Mark Walker has been Vice President and Chief Information Officer since December 1999. Additional positions with the Company include President of T-Chek Systems LLC and President of Payment & Logistics Services LLC. Mr. Walker joined the Company in 1980. Mr. Walker holds a Bachelor of Sciences degree from Iowa State University and a Masters of Business Administration from the University of St. Thomas.

     Troy A. Renner has been Treasurer of the Company since June 1998, and Tax Director since 1995. Prior to that, he was employed as a tax manager by Arthur Andersen LLP. Mr. Renner holds a Bachelor of Science and a law degree from the University of Minnesota.

     Thomas K. Mahlke has been Corporate Controller of the Company since December 1999. Mr. Mahlke joined the Company in November of 1997 as Accounting Manager. Prior to that, he was employed as a supervisory senior accountant by Arthur Andersen LLP since 1992. Mr. Mahlke holds a Bachelor of Accountancy degree from the University of North Dakota.

Employees

     As of December 31, 1999, the Company had a total of 3,125 employees, substantially all of whom are full-time employees and approximately 2,914 of whom were located in the Company's branch offices. Corporate services such as accounting, information systems, legal, credit support and claims support are provided centrally. The Company believes that its compensation and benefit plans are among the most competitive in the industry and that its relationship with employees is excellent.

Customers and Marketing

     The Company seeks to establish long-term relationships with its customers and to increase the amount of business done with each customer by seeking to provide the customer with a full range of logistic services. The Company serves customers ranging from Fortune 100 companies to small businesses in a wide variety of industries. During 1999, no customer accounted for more than 6% of gross revenues. In recent years, revenue growth has been achieved through the growth and consolidation of customers, expansion of the services provided by the Company and an increase in the number of customers served.

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

     As of December 31, 1999, the Company had contracts with approximately 20,000 motor carriers (providing access to temperature controlled vans, dry vans and flatbeds). Those carriers include owner-operators of a single truck, small and mid-size fleets, private fleets and the largest national trucking companies. Consequently, the Company is not dependent on any one carrier. As of December 31, 1999, the Company also had intermodal marketing contracts with railroads, including all of the major North American railroads, giving the Company access to additional trailers and containers. The Company qualifies each motor carrier to assure that it is properly licensed and insured and has the resources to provide the necessary level of service on a dependable basis. The Company's motor carrier contracts require that the carrier commit to a minimum number of shipments, issue invoices only to and accept payment solely from Robinson and permit Robinson to withhold payment to satisfy previous claims or shortages. Carrier contracts also establish transportation rates that can be modified by issuance of an individual load confirmation. The Company's contracts with railroads govern the transportation services and payment terms by which the Company's intermodal shipments are transported by rail. Intermodal transportation rates are typically negotiated between the Company and the railroad on a customer-specific basis.

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

     The Company often competes with respect to price, scope of services or a combination thereof, but believes that its most significant competitive advantages are:

     . its large decentralized branch network, staffed by salespersons who are employees rather than agents, which enables the Company's salespersons to gain significant knowledge about individual customers and the local and regional markets they serve,

     .    its technology, including Internet communications capabilities,

     .    its ability to provide a broad range of logistics services and

     .    its ability to provide door-to-door services on a worldwide basis.

Communications and Information Systems

     To handle the large number of daily transactions and to accommodate its decentralized branch system, the Company has designed an extensive communications and information system. Employees are linked with each other and with customers and carriers by telephone, facsimile, Internet, e-mail and/or EDI to communicate requirements and availability, to confirm and bill orders and, through the Company's Internet home page CHRWe-Center (www.chrobinson.com), to contract loads or equipment and track and trace shipments. Customers and carriers also have access to the Company's systems through the CHRW e-Center. The Company has developed its own proprietary computer based systems that help salespersons service customer orders, select the optimal modes of transportation, build and consolidate loads and selects routes, all based on customer-specific service parameters, makes load data visible to the entire sales team as well as customers and carriers, enabling the salespersons to select carriers and track loads in progress, and automatically provides visible alerts to any arising problems. The Company's internally developed proprietary decision support system uses data captured from daily transactions to generate various management reports which are available to the Company's logistics customers to provide information on traffic patterns, product mix and production schedules, and enables customers to analyze their own customer base, transportation expenditure trends and the impact on out-of-route and out-of-stock costs.

     The Company did not experience any material disruptions or other problems with its internal computer systems related to the Year 2000 issue. In addition, the Company is not aware of any material systems interruptions with any customer, produce supplier or transportation carrier that has had a material impact on its business as a result of the Year 2000 situation. The Company has no single third party relationship that accounts for more than 6% of its business.

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

     The Company maintains a broad cargo liability policy to protect it against catastrophic losses that may not be recovered from the responsible carrier. The Company also carries various liability policies, including auto and general liability, with a $100 million umbrella.

     Agricultural chemicals used on agricultural commodities intended for human consumption are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Concern about particular chemicals and alleged contamination has led to recalls of products, and tort claims have been brought by consumers of allegedly affected produce. Because the Company is a seller of produce, it may have legal responsibility arising from sales of produce. While the Company carries product liability coverage of $75 million, settlement of class action claims is often costly, and the Company cannot assure that its liability coverage will be adequate and will continue to be available. In addition, in connection with any recall, the Company may be required to bear the cost of repurchasing, transporting and destroying any allegedly contaminated product, for which it is not insured. Any recall or allegation of contamination could affect the Company's reputation, particularly of it's the Fresh 1/(R)/ brand. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.

Forward-Looking Statements

     This Form 10-K Annual Report and the Company's financial statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and other documents incorporated by reference contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our current assumptions about future financial performance, anticipated problems, and our plans for future operations, which are subject to various risks and uncertainties. When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases "believes," "may," "will," "expects," "should," "continue," "anticipates," "intends," "will likely result," "estimates," "projects," or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending upon a variety of important factors, including those described in Exhibit 99 to this Form 10-K.

ITEM 2.  PROPERTIES

     All of the Company's 131 offices are leased from third parties under leases with initial terms ranging from three to ten years. The Company leases approximately 65,000 square feet of office space in Eden Prairie, Minnesota as its corporate headquarters, and an additional approximately 40,000 square feet of office space in Eden Prairie for branch sales and operating activities. The Company's corporate headquarters and Eden Prairie sales office leases expire in 2004. The following table sets forth certain information with respect to the Company's largest branch offices:

                    City/state               Approximate Square Feet
                -------------------        ---------------------------

                Southfield, MI                      13,076
                Oak Brook, IL                        9,861
                Tampa, FL                            8,721
                Burr Ridge, IL                       7,328
                Des Plaines, IL                      6,324
                Watertown, MA                        6,000
                Paulsboro, NJ                        5,910
                Sugarland, TX                        5,548
                Independence, OH                     5,475
                Secaucus, NJ                         5,253
                Omaha, NE                            5,160
                Dallas, TX                           5,157
                Coralville, IA                       5,143
                Cheektowga, NY                       5,000
                Plano, TX                            4,932
                Knoxville, TN                        4,890
                St. Louis, MO                        4,884
                Louisville, KY                       4,835
                Ashland, VA                          4,680

     The Company also leases 55,665 square feet of warehouse space in Aurora, Colorado, and 53,000 square feet of warehouse space in Medley, Florida. Through its asset acquisition from American Backhaulers, the Company has added approximately 40,000 square feet of office space in Chicago, Illinois, and will exercise an option to add an additional approximately 20,000 square feet of office space. The Company considers its current offices adequate for its current level of operations. The Company has not had difficulty in obtaining sufficient office space and believes it can renew existing leases or relocate branches to new offices as leases expire.

ITEM 3. LEGAL PROCEEDINGS

     In 1995, the United States Customs Service began an investigation of possible duties owed on imports of certain juice concentrates by Daystar-Robinson, Inc., a subsidiary of the Company ("Daystar"). In the fourth quarter of 1999, the United States Customs Service agreed to a compromise with Daystar, whereby Daystar agreed to pay additional duties of approximately $4,175,940 and a civil monetary penalty of $1,500,000, to be paid in quarterly installments over a seven year period following an initial installment of $1,000,000. In December 1999, the Company paid in advance the full amount owed by Daystar pursuant to the compromise agreement. The disposition of this matter has not had, and is not expected to have, a material adverse effect on the business, financial condition or results of operations of the Company. The Company had adequately reserved for the payment of duties and penalties owed by Daystar.

     The Company is currently not otherwise subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

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

1999                                           Low           High
                                            --------       --------
Fourth Quarter                               $27.438        $42.063
Third Quarter                                 30.500         37.625
Second Quarter                                25.500         37.625
First Quarter                                 24.000         29.750

1998                                           Low            High
                                          ------------    -----------
Fourth Quarter                               $14.375        $26.250
Third Quarter                                 15.625         25.813
Second Quarter                                21.500         27.000
First Quarter                                 21.000         26.250

     On March 10, 2000, the closing sales price per share of the Company's Common Stock as quoted on The Nasdaq National Market was $49.438 per share. On March 15, 2000, there were approximately 1,400 holders of record and approximately 5,200 beneficial owners of the Company's Common Stock. On February 10, 1999, the Company announced that its Board of Directors authorized a stock repurchase program under which up to 2,000,000 shares of the Company's Common Stock may be repurchased from time to time through open market transactions, block purchases, tender offers, private transactions, accelerated share repurchase programs or otherwise. The Company intends to fund such repurchases with internally generated funds.

     The Company declared quarterly dividends during 1998 for an aggregate of $0.25 per share, and quarterly dividends during 1999 for an aggregate of $0.29 per share. The Company has declared a quarterly dividend of $0.08 per share payable to shareholders of record as of March 8, 2000 payable on April 3, 2000. The declaration of dividends by the Company is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon the results of operations, capital requirements and financial condition of the Company, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or continue to pay dividends on the shares of Common Stock in the future.

     On December 16, 1999, the Company acquired the operations and certain assets of American Backhaulers, Inc. The purchase price of the assets was $136,925,000, including $100,000,000 in cash and 1,120,715 newly issued shares of common stock. The shares of common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected consolidated financial and operating data on page 10 of the Annual Report is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis on pages 11 through 15 of the Annual Report is incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Disclosure about Market Risk on page 15 of the Annual Report is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements on pages 16 through 27 of the Annual Report are incorporated by reference.

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

     "Certain Transactions" on page 8 of the Proxy Statement is incorporated by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements.

         The Company's consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements at page F-1, on pages 16 through 27 of the Annual Report are incorporated by reference.

     (2) Financial Statement Schedules.

         Schedule II. Valuation and Qualifying Accounts, is included at the end of this Report.

     (3) Index to Exhibits

         Number     Description
         ------     -----------


          2.1 Asset Purchase Agreement dated November 18, 1999, by and among the Company, C.H. Robinson Company, American Backhaulers, Inc., Paul L. Loeb, the Paul L. Loeb Family Trust and the Jodi Sue Loeb Family Trust (Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated December 28, 1999).

          3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

          3.2       Bylaws of the Company (Incorporated by reference to Exhibit
                    3.2 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

          3.3 Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

          4.1 Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

          4.2 Form of Rights Agreement between the Company and Norwest Bank Minnesota, National Association (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

          *+10.1    Operational Executive Compensation Program for 1999

          +10.2     Employee Incentive Program (Incorporated by reference to
                    Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

          +10.3     1997 Omnibus Stock Plan (Incorporated by reference to
                    Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

          +10.4     Form of Stock Option Agreement (Incorporated by reference to
                    Exhibit 10.22 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

          +10.5 C.H. Robinson Worldwide, Inc. Directors' Stock Plan (Incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998)

          +10.6 Form of Management--Employee Agreement between the Company and each of by D.R. Verdoorn and Barry Butzow (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

          +10.7 Form of Management--Employee Agreement entered into by Gregory Goven and Michael Rempe (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

          10.8 Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

          10.9 Master Equipment Lease Agreement, dated August 19, 1994, between Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to
                    Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

          10.10 Keep-Well Agreement, dated August 19, 1994, between C.H. Robinson, Inc., Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to
                    Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

          10.11 Master Equipment Lease Agreement, dated ________, 1994, between Wagonmaster Transportation Company and Metlife Capital Limited Partnership (Incorporated by reference to
                    Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

          10.12 Keep-Well Agreement, dated April __, 1994, between C.H. Robinson, Inc., Wagonmaster Transportation Company and Metlife Capital Limited Partnership (Incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

          10.13 Long Term Lease Agreement, dated to be effective August 1, 1997, between C.H. Robinson Company and Genstar Container Corporation (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

          10.14 Long Term Lease Agreement, dated to be effective November 1, 1997, between C.H. Robinson Company and Genstar Container Corporation (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

          *10.15 Credit Agreement, dated as of December 29, 1999, by and among C.H. Robinson Worldwide, Inc., U.S. Bank National Association and Norwest Bank Minnesota, National Association

          *10.16 Revolving Note, dated December 29, 1999, payable by C.H. Robinson Worldwide, Inc. to the order of U.S. Bank National Association, up to an aggregate principal amount of $20,000,000

          *10.17 Revolving Note, dated December 29, 1999, payable by C.H. Robinson Worldwide, Inc. to the order of Norwest Bank Minnesota, National Association, up to an aggregate principal amount of $20,000,000


          *+10.18   Management Bonus Plan

          *13 Selected pages of the Company's Annual Report to Stockholders for the year ended December 31, 1999

          *21       Subsidiaries of the Company

          *23       Consent of Arthur Andersen LLP

          24 Powers of Attorney (included on signature page of this Report)

          *27       Financial Data Schedule [Filed in electronic format only]

          *99 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
          _________________
          + Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of the Form 10-K Report.

          *  Filed herewith

(b)  Reports on Form 8-K

     A report on Form 8-K, dated December 2, 1999, was filed by the Registrant; such Report contained information under Item 5 (Other Events) and included as an exhibit under Item 7 a copy of a press release issued by the Registrant.

     A report on Form 8-K, dated December 28, 1999, was filed by the Registrant; such Report contained information under Item 2 (Acquisition or Disposition of Assets) and included under Item 7 as an exhibit a copy of the Asset Purchase Agreement by and among the Registrant, C.H. Robinson Company, American Backhaulers, Inc., Paul L. Loeb, the Paul L. Loeb Family Trust and the Jodi Sue Loeb Family Trust.

(c)  See Item 14(a)(3) above.
(d)  See Item 14(a)(2) above.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following financial statements of the Company and its subsidiaries required to be included in Item 14(a)(1) are listed below:

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Financial Statements (incorporated by reference under Item 8 of
Part II from pages 16 through 27 of the Company's Annual Report to Stockholders for the year ended December 31, 1999):

     Consolidated Balance Sheets as of December 31, 1999 and 1998

     Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Stockholders' Investment and Comprehensive Income for the years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on March 24, 2000.

                         C.H. ROBINSON WORLDWIDE, INC.


                         By: /s/ Owen P. Gleason
                             -----------------------------
                                  Owen P. Gleason
                                  Vice President, General Counsel and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2000.

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

            Signature                                         Title
    /s/ D. R. Verdoorn                 Chairman of the Board and Chief Executive Officer
---------------------------
         D.R. Verdoorn                 (Principal Executive Officer)

     /s/ Chad M. Lindbloom             Vice President and Chief Financial Officer
---------------------------
         Chad M. Lindbloom             (Principal Financial Officer)

     /s/ Thomas K. Mahlke              Corporate Controller (Principal Accounting Officer)
----------------------------
         Thomas K. Mahlke

     /s/ Dale S. Hanson                 Director
----------------------------
         Dale S. Hanson

     /s/ Looe Baker III                 Director
-----------------------------
         Looe Baker III

     /s/ Barry W. Butzow                Senior Vice President and Director
-------------------------------
         Barry W. Butzow

     /s/ Owen P. Gleason                Vice President, General Counsel, Secretary and Director
--------------------------------
         Owen P. Gleason

     /s/ Robert Ezrilov                 Director
---------------------------------
            Robert Ezrilov

     /s/ Gerald A. Schwalbach           Director
----------------------------------
         Gerald A. Schwalbach

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To C.H. Robinson Worldwide, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in C.H. Robinson Worldwide, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
January 28, 2000

C.H. Robinson Worldwide, Inc.

                 Schedule II. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

The transactions in the allowance for doubtful accounts for the years ended December 31, 1999, 1998 and 1997 were as follows (in thousands):


                                        December 31,  December 31,  December 31,
                                            1999          1998          1997

    Balance, beginning of year           $12,412       $ 8,936       $10,079
    Provision                             10,393         6,902         3,870
    Write-offs                            (4,525)       (3,426)       (5,013)
                                         -------       -------       -------
    Balance, end of year                 $18,280       $12,412       $ 8,936

                               Index to Exhibits

Number Description
------ -----------

2.1 Asset Purchase Agreement dated November 18, 1999, by and among the Company, C.H. Robinson Company, American Backhaulers, Inc., Paul L. Loeb, the Paul L. Loeb Family Trust and the Jodi Sue Loeb Family Trust (Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated December 28, 1999).

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

4.2 Form of Rights Agreement between the Company and Norwest Bank Minnesota, National Association (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

*+10.1  Operational Executive Compensation Program for 1999

+10.2 Employee Incentive Program (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

+10.3 1997 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

+10.4   Form of Stock Option Agreement (Incorporated by reference to Exhibit
        10.22 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

+10.5 C.H. Robinson Worldwide, Inc. Directors' Stock Plan (Incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998)

+10.6 Form of Management--Employee Agreement between the Company and each of by D.R. Verdoorn and Barry Butzow (Incorporated by reference to Exhibit
        10.5 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

+10.7 Form of Management--Employee Agreement entered into by Gregory Goven and Michael Rempe (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.8 Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.9 Master Equipment Lease Agreement, dated August 19, 1994, between Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.10 Keep-Well Agreement, dated August 19, 1994, between C.H. Robinson, Inc., Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.11 Master Equipment Lease Agreement, dated ________, 1994, between Wagonmaster Transportation Company and Metlife Capital Limited Partnership (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.12 Keep-Well Agreement, dated April __, 1994, between C.H. Robinson, Inc., Wagonmaster Transportation Company and Metlife Capital Limited Partnership (Incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, Registration No. 333-33731)

10.13 Long Term Lease Agreement, dated to be effective August 1, 1997, between C.H. Robinson Company and Genstar Container Corporation (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

10.14 Long Term Lease Agreement, dated to be effective November 1, 1997, between C.H. Robinson Company and Genstar Container Corporation (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

*10.15 Credit Agreement, dated as of December 29, 1999, by and among C.H. Robinson Worldwide, Inc., U.S. Bank National Association and Norwest Bank Minnesota, National Association

*10.16 Revolving Note, dated December 29, 1999, payable by C.H. Robinson Worldwide, Inc. to the order of U.S. Bank National Association, up to an aggregate principal amount of $20,000,000

*10.17 Revolving Note, dated December 29, 1999, payable by C.H. Robinson Worldwide, Inc. to the order of Norwest Bank Minnesota, National Association, up to an aggregate principal amount of $20,000,000

*+10.18 Management Bonus Plan

*13 Selected pages of the Company's Annual Report to Stockholders for the year ended December 31, 1999

*21     Subsidiaries of the Company

*23     Consent of Arthur Andersen LLP

24      Powers of Attorney (included on signature page of this Report)

*27     Financial Data Schedule [Filed in electronic format only]

*99 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
_________________
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of the Form 10-K Report.

*  Filed herewith