Form 10-Q
period 2000-03-31
C H ROBINSON WORLDWIDE INC
filed 2000-05-15
CIK 1043277

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED MARCH 31, 2000

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

                          Yes [x]            No [ ]


As of April 30, 2000, the number of outstanding shares of the registrant's common stock was 42,300,250.

                         PART I-- FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                 C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)

ASSETS                                                            March 31,   December 31,
                                                                    2000          1999
                                                                  ---------    ---------
                                                                 (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                      $  27,213    $  49,637
   Receivables, net of allowance for doubtful accounts of
     $18,511 and $18,280                                            323,208      270,296
   Deferred tax benefit                                              18,493       18,480
   Inventories                                                        3,168        1,785
   Prepaid expenses and other                                         3,169        2,854
                                                                  ---------    ---------
       Total current assets                                         375,251      343,052

PROPERTY AND EQUIPMENT, net                                          27,577       24,747
INTANGIBLE AND OTHER ASSETS, net                                    153,522      154,862
                                                                  ---------    ---------
                                                                  $ 556,350    $ 522,661
                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Accounts payable                                               $ 257,320    $ 231,592
   Accrued expenses -
     Compensation and profit-sharing contribution                    18,653       28,115
     Income taxes and other                                          21,673       16,187
                                                                  ---------    ---------
       Total current liabilities                                    297,636      275,894

STOCKHOLDERS' INVESTMENT
   Preferred stock, $0.10 par value, 20,000 shares authorized;         --           --
     no shares issued or outstanding
   Common stock, $0.10 par value, 130,000 shares authorized;
     42,386 shares issued, 42,300 and 42,284 shares outstanding       4,230        4,228
   Additional paid-in capital                                        98,965       98,958
   Retained earnings                                                159,413      147,586
   Cumulative other comprehensive loss                               (1,155)      (1,053)
   Treasury stock at cost (86 and 102 shares)                        (2,739)      (2,952)
                                                                  ---------    ---------
       Total stockholders' investment                               258,714      246,767
                                                                  ---------    ---------
                                                                  $ 556,350    $ 522,661
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

                                                             Three Months
                                                             Ended March 31,
                                                       ------------------------
                                                          2000           1999
                                                       ---------      ---------

GROSS REVENUES                                         $ 650,091      $ 509,275
COST OF TRANSPORTATION AND PRODUCTS                      551,716        442,256
                                                       ---------      ---------
NET REVENUES                                              98,375         67,019
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              73,286         50,108
                                                       ---------      ---------
INCOME FROM OPERATIONS                                    25,089         16,911
INVESTMENT AND OTHER INCOME                                   50            947
                                                       ---------      ---------
INCOME BEFORE PROVISION FOR INCOME TAXES                  25,139         17,858
PROVISION FOR INCOME TAXES                                 9,930          7,086
                                                       ---------      ---------
NET INCOME                                                15,209         10,772

OTHER COMPREHENSIVE LOSS:
   Foreign currency translation adjustment                  (102)           (45)
                                                       ---------      ---------
COMPREHENSIVE INCOME                                   $  15,107      $   8,329
                                                       =========      =========

BASIC NET INCOME PER SHARE                             $    0.36      $    0.26

DILUTED NET INCOME PER SHARE                           $    0.36      $    0.26

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                 42,281         41,186

DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS                 456            157
                                                       ---------      ---------

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING               42,737         41,343
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

                 C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
OPERATING ACTIVITIES:
   Net income                                                 $ 15,209    $ 10,772
   Adjustments to reconcile net income to net cash provided
     by (used for) operating activities-
     Depreciation and amortization                               4,204       2,342
     Deferred income taxes                                          79      (3,128)
     Loss (gain) on sale of assets                                 200         (18)
   Changes in operating elements-
     Receivables                                               (52,912)    (19,435)
     Inventories                                                (1,383)     (2,056)
     Prepaid expenses and other                                   (315)      2,869
     Accounts payable                                           25,639      14,892
     Accrued compensation and profit sharing contribution       (9,472)    (15,390)
     Accrued income taxes and other                              5,486      11,323
                                                              --------    --------
       Net cash provided by (used for) operating activities    (13,265)      2,171

INVESTING ACTIVITIES:
   Purchases of property and equipment                          (5,365)     (1,450)
   Sales of property and equipment                                  20          65
   Sales/maturities of available-for-sale securities              --         7,330
   Purchases of available-for-sale securities                     --        (5,796)
   Other, net                                                     (743)     (4,983)
                                                              --------    --------
       Net cash used for investing activities                   (6,088)     (4,834)

FINANCING ACTIVITIES:
   Sale of common stock                                            992         606
   Repurchase of common stock                                     (770)       (448)
   Cash dividends                                               (3,293)     (2,883)
                                                              --------    --------
       Net cash used for financing activities                   (3,071)     (2,725)
                                                              --------    --------
       Net decrease in cash and cash equivalents               (22,424)     (5,388)

CASH AND CASH EQUIVALENTS, beginning of period                  49,637      99,341
                                                              --------    --------

CASH AND CASH EQUIVALENTS, end of period                      $ 27,213    $ 93,953
                                                              ========    ========


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                  C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       General:

Basis of Presentation

         C.H. Robinson Worldwide, Inc. and its Subsidiaries ("the Company," "we," "us," or "our") is a global provider of multimodal transportation services and logistics solutions through a network of 132 branch offices in 39 states throughout the United States, along with offices in Canada, Mexico, South America and Europe. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and its majority owned and controlled subsidiaries. Minority interests in subsidiaries are not significant. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

         The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K.


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

         In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. In recent years, our operating income and income from continuing operations have been lower in the first quarter than in the other three quarters. Seasonality in the transportation industry has not had a significant impact on our results of operations or our cash flows in recent years. Also, inflation has not materially affected our operations due to the short-term, transactional basis of our business. However, we cannot fully predict the impact seasonality and inflation may have in the future.

Results of  Operations

         The following table summarizes our net revenues by service line:

                                                   Three Months Ended
                                                        March 31,
                                          -------------------------------------
                                             2000          1999        change
                                          ----------   ------------  ----------
          Net revenues (in thousands)
             Transportation               $  82,509      $  53,071       55.5 %
             Sourcing                        10,890         10,374        5.0
             Information services             4,976          3,574       39.2
                                          ---------      ---------
                 Total                    $  98,375      $  67,019       46.8 %
                                          =========      =========

         The following table represents certain income statement data shown as percentages of our net revenues:

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                          2000     1999
                                                         -----    -----
          Net revenues                                   100.0%   100.0%
          Selling, general and administrative expenses    74.5     74.8
                                                         -----    -----
          Income from operations                          25.5     25.2
          Investment and other income                      0.1      1.4
                                                         -----    -----
          Income before provision for income taxes        25.6     26.6
          Provision for income taxes                      10.1     10.5
                                                         -----    -----
          Net income                                      15.5%    16.1%
                                                         =====    =====


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         Revenues. Gross revenues for the three months ended March 31, 2000 were $650.1 million, an increase of 27.7% over gross revenues of $509.3 million for the three months ended March 31, 1999. Net revenues for the three months ended March 31, 2000 were $98.4 million, an increase of 46.8% over net revenues of $67.0 million for the three months ended March 31, 1999 resulting from an increase in transportation services net revenues of 55.5% to $82.5 million, an increase in sourcing net revenues of 5.0% to $10.9 million, and an increase in information services net revenues of 39.2% to $5.0 million. Our net revenues increased at a faster rate than our gross revenues due to the different growth rates of our service lines. Our information services net revenues as a percentage of gross revenues is highest of our three lines, followed by our transportation business and finally our sourcing business.

         The increase in transportation net revenues resulted primarily from an increase in our truck transportation, including our short haul and less-than-truckload business. The increase was primarily volume driven, with significant expansion of business with current customers and from new domestic and international customers. Approximately one-half of our net revenue growth in the first quarter of 2000 was due to acquisitions that were not part of our first quarter of 1999 results.

         Sourcing net revenues increased by 5.0% due principally to our expansion of business with large retailers, offset by a decline in business with produce wholesalers.

         The increase in information services net revenues was the result of significant growth in transaction volume from new and existing customers and growth in market share due to consolidation of our competitors in the information services industry. In addition, we continue to integrate and cross-sell our information services business with our transportation carriers, which has added growth to both businesses.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2000 were $73.3 million, an increase of 46.3% over $50.1 million for the three months ended March 31, 1999. This increase was primarily due to increased costs associated with our growth and our acquisitions in late 1999. Selling, general and administrative expenses as a percentage of net revenues decreased to 74.5% for the three months ended March 31, 2000 compared to 74.8% for the three months ended March 31,1999. This decrease is due primarily to our net revenue growth of 46.8%. A portion of our selling, general and administrative expenses are of a relatively fixed nature, and as we experience higher levels of net revenue growth, we create efficiencies in this overhead component of our selling, general and administrative expenses.

         Income from Operations. Income from operations was $25.1 million for the three months ended March 31, 2000, an increase of 48.4% over $16.9 million for the three months ended March 31, 1999. Income from operations as a percentage of net revenues was 25.5% and 25.2% for the three months ended March 31, 2000 and 1999.

         Investment and Other Income. Investment and other income was $50,000 for the three months ended March 31, 2000, a decrease of 94.7% from $947,000 for the three months ended March 31, 1999. Our cash and investments as of March 31, 2000 decreased $95.9 million over the balance as of March 31, 1999 due primarily to cash paid for acquisitions in late 1999.

         Provision for Income Taxes. The effective income tax rates for continuing operations were 39.5% and 39.7% for the three months ended March 31, 2000 and 1999. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

         Net Income. Net income was $15.2 million for the three months ended March 31, 2000, an increase of 41.2% over $10.8 million for the three months ended March 31, 1999. Net income per share increased by 38.5% to $0.36 (basic and diluted) for the three months ended March 31, 2000 compared to $0.26 (basic and diluted) for the three months ended March 31, 1999.

Liquidity and Capital Resources

         We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $27.2 million and $49.6 million as of March 31, 2000 and December 31, 1999. Our cash and cash equivalents decreased in the first quarter primarily due to the funding of working capital of $24.8 million for the American Backhaulers, Inc. (ABH) operations. We acquired certain assets and liabilities of ABH in December 1999, but did not purchase the receivables in the acquisition. Working capital at March 31, 2000 and December 31, 1999 totaled $77.6 million and $67.2 million. We have had no long-term debt for the last five years and have no material commitments for future capital expenditures.

         We used $13.3 million of cash flow from operations for the three months ended March 31, 2000 and generated $2.2 million of cash flow from operations for the three months ended March 31, 1999. The fluctuation in cash from operations was due primarily to the funding of the working capital of ABH in the first quarter of 2000.

         We used $6.1 million and $4.8 million of cash and cash equivalents for investing activities for the quarters ended March 31, 2000 and 1999. The increase in cash used for investing activities in the first quarter of 2000 related to three components. We used an additional $3.9 million for purchases of property and equipment in the first quarter of 2000 compared to 1999, primarily on computers and related equipment. Cash generated from net sales of available-for-sale securities was down $1.5 million in the first quarter of 2000 compared to 1999 because we liquidated our investment portfolio to fund the acquisition of ABH. These two components caused us to use $5.4 million of additional cash in the first quarter of 2000 compared to 1999. This increased cash usage was offset by reduced spending of $4.3 million on acquisitions and other assets in the first quarter of 2000 compared to 1999.

         We also used $3.1 million and $2.7 million of cash and cash equivalents for financing activities for the quarters ended March 31, 2000 and 1999, primarily to pay quarterly cash dividends. We have declared an $0.08 per share dividend payable to shareholders of record as of March 8, 2000 payable on April 3, 2000.

         We have $40.0 million available under our line of credit, with an interest rate of 6.72% as of March 31, 2000. The line of credit expires on December 16, 2002 and does not restrict the payment of dividends. During the first quarter of 2000, we had gross borrowings on this facility of $33.0 million, all of which was repaid during the quarter. The maximum outstanding balance during the quarter was $8.5 million. We were in compliance with all covenants of the agreement as of March 31, 2000. We expect to be able to renew this line of credit in the future.

         Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations and the amounts available under our debt facility, are expected to be sufficient to satisfy our anticipated needs for working capital, capital expenditures and cash dividends for all future periods. Our board of directors has authorized management to repurchase up to a total of 3,000,000 shares of our common stock for reissuance upon the exercise of employee stock options and other stock plans. Any purchases would be made from available cash or cash generated from future operations. As of March 31, 2000, we had purchased a total of 240,000 shares.

Market Risk

We had approximately $27.2 million of cash and cash equivalents on March 31, 2000. Substantially all of the cash equivalents are money market securities from domestic issuers. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investing practices. We also conduct business in foreign currencies and at times we enter into forward contracts to hedge against foreign currency exposure. There were no such contracts outstanding during the quarter ended March 31, 2000. We also have inventory which is subject to certain commodity price volatility, and we sometimes choose to hedge our positions with futures and options. We believe a reasonable near-term change in foreign currency exchange rates or commodity prices would not have a material impact on our future earnings or cash flows because the amount of our inventory and foreign currency exposure is not material. We have not experienced, nor do we believe that the conversion to the euro will have a material business or financial impact on us.

Cautionary Statement Relevant to Forward-Looking Information

         Our discussions and analysis of our financial condition and results of operations, including our market risk discussions, contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our current assumptions about future financial performance, anticipated problems and our plans for future operations, which are subject to various risks and uncertainties. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases "believes," "may," "will," "expects," "should," "continue," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including those described in
Exhibit 99 to our Form 10-K filed with the Securities and Exchange Commission with respect to the fiscal year ended December 31, 1999.

                          PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None.

ITEM 2.  Changes in Securities and Use of Proceeds

         None.

ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27    Financial Data Schedule


(b)      Reports on Form 8-K

         On February 25, 2000, the Company filed a Form 8-K/A to amend the Current Report on Form 8-K originally filed on December 28, 1999 to include the financial statement information indicated in Item 7. The original December 28, 1999 filing described the Company's acquisition of operations and certain assets of American Backhaulers, Incorporated.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 15, 2000

                                           C.H. ROBINSON WORLDWIDE, INC.



                                           By  /s/ D.R. Verdoorn
                                              ---------------------------------
                                                D.R. Verdoorn
                                                Chief Executive Officer



                                           By  /s/ Thomas K. Mahlke
                                              ---------------------------------
                                                Thomas K. Mahlke
                                                Controller
                                                (principal accounting officer)

                                  EXHIBIT INDEX



Exhibit No.          Description
-----------          -----------

     27              Financial Data Schedule