Form 10-Q
period 2000-06-30
C H ROBINSON WORLDWIDE INC
filed 2000-08-11
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

      OR

☐< B>	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number
000-23189

C.H. ROBINSON WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1883630 (I.R.S. Employer Identification No.)

8100 Mitchell Road, Eden Prairie, Minnesota (Address of principal executive offices)	55344-2248 (Zip Code)

(952) 937-8500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes    ☒    No☐

As of July 31, 2000, the number of outstanding shares of the registrant’s common stock was 42,271,502.

PART I — FINANCIAL INFORMATION

ITEM 1.      Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

ASSETS	June 30, 2000	December 31, 1999
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 39,568	$ 49,637
Receivables, net of allowance for doubtful accounts of $18,996 and $18,280	367,657	270,296
Deferred tax benefit	19,438	18,480
Inventories	3,422	1,785
Prepaid expenses and other	3,572	2,854

Total current assets	433,657	343,052
PROPERTY AND EQUIPMENT, net	29,209	24,747
INTANGIBLE AND OTHER ASSETS, net	151,674	154,862

	$ 614,540	$ 522,661

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$ 294,480	$ 231,592
Accrued expenses-
Compensation and profit-sharing contribution	22,383	28,115
Income taxes and other	24,441	16,187

Total current liabilities	341,304	275,894

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value; 130,000 shares authorized; 42,386 shares issued, 42,279 and 42,284 shares outstanding	4,228	4,228
Additional paid-in capital	99,005	98,958
Retained earnings	174,974	147,586
Cumulative other comprehensive loss	(1,125)	(1,053)
Treasury stock at cost (107 and 102 shares)	(3,846)	(2,952)

Total stockholders’ investment	273,236	246,767

	$ 614,540	$ 522,661

The accompanying notes are an integral part of these condensed consolidated balance sheets.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
GROSS REVENUES	$750,994	$579,423	$1,401,085	$1,088,698
COST OF TRANSPORTATION AND PRODUCTS	644,596	506,027	1,196,312	948,283

NET REVENUES	106,398	73,396	204,773	140,415
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	74,962	51,336	148,248	101,444

INCOME FROM OPERATIONS	31,436	22,060	56,525	38,971
INVESTMENT AND OTHER INCOME (EXPENSE)	(123)	1,133	(73)	2,080

INCOME BEFORE PROVISION FOR INCOME TAXES	31,313	23,193	56,452	41,051
PROVISION FOR INCOME TAXES	12,369	9,211	22,299	16,297

NET INCOME	18,944	13,982	34,153	24,754
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	30	23	(72)	(106)

COMPREHENSIVE INCOME	$ 18,974	$ 14,005	$ 34,081	$ 24,648

BASIC NET INCOME PER SHARE	$ 0.45	$ 0.34	$ 0.81	$ 0.60
DILUTED NET INCOME PER SHARE	$ 0.44	$ 0.34	$ 0.80	$ 0.60
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	42,291	41,195	42,286	41,190
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	522	283	489	220

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	42,813	41,478	42,775	41,410

          The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2000	1999
OPERATING ACTIVITIES:
Net income	$ 34,153	$ 24,754
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	8,346	4,703
Deferred income taxes	(1,108)	(4,744)
Loss (gain) on sale of assets	272	(3)
Changes in operating elements-
Receivables	(97,361)	(43,258)
Inventories	(1,637)	(1,223)
Prepaid expenses and other	(718)	2,781
Accounts payable	62,798	28,014
Accrued compensation and profit sharing contribution	(5,732)	(9,296)
Accrued income taxes and other	8,807	14,210

Net cash provided by operating activities	7,820	15,938

INVESTING ACTIVITIES:
Purchases of property and equipment	(10,039)	(2,779)
Sales of property and equipment	118	106
Sales/maturities of available-for-sale securities	—	7,840
Purchases of available-for-sale securities	—	(8,721)
Other, net	(445)	(4,604)

Net cash used for investing activities	(10,366)	(8,158)

FINANCING ACTIVITIES:
Sales of common stock	1,725	913
Repurchases of common stock	(2,573)	(1,143)
Cash dividends	(6,675)	(5,766)

Net cash used for financing activities	(7,523)	(5,996)

Net increase (decrease) in cash and cash equivalents	(10,069)	1,784

CASH AND CASH EQUIVALENTS, beginning of period	49,637	99,341

CASH AND CASH EQUIVALENTS, end of period	$ 39,568	$101,125

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    General:

Basis of Presentation

          C.H. Robinson Worldwide, Inc. and its Subsidiaries (the “Company,” “we,” “us,” or “our”) is a global provider of multimodal transportation services and logistics solutions through a network of 132 branch offices in 39 states throughout the United States, along with offices in Canada, Mexico, South America and Europe. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and its majority owned and controlled subsidiaries. Minority interests in subsidiaries are not significant. All significant intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

          The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K.

ITEM 2.    Managements’ Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto.

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

Results of Operations

          The following table summarizes our net revenues by service line:

	Three Months Ended June 30,			Six Months Ended June 30,
	2000	1999	% change	2000	1999	% change
Net revenues (in thousands)
Transportation	$ 88,740	$58,507	51.7%	$171,249	$111,578	53.5%
Sourcing	12,615	11,065	14.0%	23,505	21,439	9.6%
Information services	5,043	3,824	31.9%	10,019	7,398	35.4%

Total	$106,398	$73,396	45.0%	$204,773	$140,415	45.8%

          The following table represents certain income statement data shown as percentages of our net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Net revenues	100.0%	100.0%	100.0%	100.0%
Selling, general and administrative expenses	70.5%	69.9%	72.4%	72.2%

Income from operations	29.5%	30.1%	27.6%	27.8%
Investment and other income (expense)	(0.1)%	1.5%	0.0%	1.4%

Income before provision for income taxes	29.4%	31.6%	27.6%	29.2%
Provision for income taxes	11.6%	12.5%	10.9%	11.6%

Net income	17.8%	19.1%	16.7%	17.6%

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

          Revenues.    Gross revenues for the three months ended June 30, 2000 were $751.0 million, an increase of 29.6% over gross revenues of $579.4 million for the three months ended June 30, 1999. Net revenues for the three months ended June 30, 2000 were $106.4 million, an increase of 45.0% over net revenues of $73.4 million for the three months ended June 30, 1999 resulting from an increase in transportation net revenues of 51.7% to $88.7 million, an increase in sourcing net revenues of 14.0% to $12.6 million, and an increase in information services net revenues of 31.9% to $5.0 million. Our net revenues increased at a faster rate than our gross revenues due to the different growth rates of our service lines. Our information services net revenues as a percentage of gross revenues is highest of our three lines, followed by our transportation business and finally our sourcing business.

          The increase in transportation net revenues resulted primarily from an increase in our truck transportation, including our short haul and less-than-truckload business. The increase was primarily volume driven, with significant expansion of business with current customers and from new domestic and international customers. Approximately one-half of our net revenue growth in the second quarter of 2000 was due to acquisitions that were not part of our second quarter of 1999 results.

          Sourcing net revenues increased by 14.0% due principally to our expansion of business with large retailers, offset by a decline in business with produce wholesalers. In addition, our sourcing net revenues from the second quarter of 1999 decreased by 9.2% compared to sourcing net revenues in the second quarter of 1998, making the comparison of 2000 to 1999 more favorable .

           The increase in information services net revenues was the result of significant growth in transaction volume from new and existing customers. In addition, we continue to integrate and cross-sell our information services business with our transportation carriers, which has added growth to both businesses. We also added a new program for a new customer in the third quarter of 1999, which contributed to approximately 9% of the 31.9% overall increase in net revenues.

          Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended June 30, 2000 were $75.0 million, an increase of 46.0% over $51.3 million for the three months ended June 30, 1999. This increase was primarily due to increased costs associated with our growth and our acquisitions in late 1999. Selling, general and administrative expenses as a percentage of net revenues increased to 70.5% for the three months ended June 30, 2000 compared to 69.9% for the three months ended June 30, 1999. This increase is due primarily to the costs associated with acquisitions in late 1999.

          Income from Operations.    Income from operations was $31.4 million for the three months ended June 30, 2000, an increase of 42.5% over $22.1 million for the three months ended June 30, 1999. Income from operations as a percentage of net revenues was 29.5% and 30.1% for the three months ended June 30, 2000 and 1999.

          Investment and Other Income (Expense).    Investment and other income (expense) was ($123,000) for the three months ended June 30, 2000, compared to $1,133,000 for the three months ended June 30, 1999. Our cash and investments as of June 30, 2000 decreased $61.6 million over the balance as of June 30, 1999 due primarily to cash paid for acquisitions in late 1999 and the use of cash for working capital needs of the acquired businesses. We borrowed on our existing line of credit for most of the quarter, with a maximum balance outstanding of $10.0 million during the quarter.

          Provision for Income Taxes.    The effective income tax rates were 39.5% and 39.7% for the three months ended June 30, 2000 and 1999. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

          Net Income.    Net income was $18.9 million for the three months ended June 30, 2000, an increase of 35.5% over $14.0 million for the three months ended June 30, 1999. Net income per share increased by 32.4% to $0.45 (basic) and 29.4% to $0.44 (diluted) for the three months ended June 30, 2000 compared to $0.34 (basic and diluted) for the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

          Revenues.    Gross revenues for the six months ended June 30, 2000 were $1.40 billion, an increase of 28.7% over gross revenues of $1.09 billion for the six months ended June 30, 1999. Net revenues for the six months ended June 30, 2000 were $204.8 million, an increase of 45.8% over net revenues of $140.4 million for the six months ended June 30, 1999 resulting from an increase in transportation net revenues of 53.5% to $171.2 million, an increase in sourcing net revenues of 9.6% to $23.5 million, and an increase in information services net revenues of 35.4% to $10.0 million. Our net revenues increased at a faster rate than our gross revenues due to the different growth rates of our service lines. Our information services net revenues as a percentage of gross revenues is highest of our three lines, followed by our transportation business and finally our sourcing business.

          The increase in transportation net revenues resulted primarily from an increase in our truck transportation, including our short haul and less-than-truckload business. The increase was primarily volume driven, with significant expansion of business with current customers and from new domestic and international customers. Approximately one-half of our net revenue growth in the first six months of 2000 was due to acquisitions that were not part of our first six months of 1999 results.

          Sourcing net revenues increased by 9.6% due principally to our expansion of business with large retailers, offset by a decline in business with produce wholesalers. In addition, our sourcing net revenues from the first six months of 1999 decreased by 7.9% compared to sourcing net revenues from the first six months of 1998, making the comparison of 2000 to 1999 more favorable.

           The increase in information services net revenues was the result of significant growth in transaction volume from new and existing customers. In addition, we continue to integrate and cross-sell our information services business with our transportation carriers, which has added growth to both businesses. We also added a new customer and a new program in the third quarter of 1999, which contributed to approximately 9% of the 35.4% overall increase in net revenues.

          Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the six months ended June 30, 2000 were $148.2 million, an increase of 46.1% over $101.4 million for the six months ended June 30, 1999. This increase was primarily due to increased costs associated with our growth and our acquisitions in late 1999. Selling, general and administrative expenses as a percentage of net revenues increased to 72.4% for the six months ended June 30, 2000 compared to 72.2% for the six months ended June 30, 1999. This increase is due primarily to the costs associated with acquisitions in late 1999.

          Income from Operations.    Income from operations was $56.5 million for the six months ended June 30, 2000, an increase of 45.0% over $39.0 million for the six months ended June 30, 1999. Income from operations as a percentage of net revenues was 27.6% and 27.8% for the six months ended June 30, 2000 and 1999.

          Investment and Other Income (Expense).    Investment and other income (expense) was ($73,000) for the six months ended June 30, 2000, compared to $2,080,000 for the six months ended June 30, 1999. Our cash and investments as of June 30, 2000 decreased $61.6 million over the balance as of June 30, 1999 due primarily to cash paid for acquisitions in late 1999 and the use of cash for working capital needs of the acquired businesses. We borrowed on our existing line of credit throughout the first six months of 2000, with a maximum balance outstanding of $10.0 million during the period.

          Provision for Income Taxes.    The effective income tax rates were 39.5% and 39.7% for the six months ended June 30, 2000 and 1999. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

          Net Income.    Net income was $34.2 million for the six months ended June 30, 2000, an increase of 38.0% over $24.8 million for the six months ended June 30, 1999. Net income per share increased by 35.0% to $0.81 (basic) and 33.3% to $0.80 (diluted) for the six months ended June 30, 2000 compared to $0.60 (basic and diluted) for the six months ended June 30, 1999.

Liquidity and Capital Resources

          We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $39.6 million and $49.6 million as of June 30, 2000 and December 31, 1999. Our cash and cash equivalents decreased in the first six months of 2000 primarily due to the funding of working capital of $26.1 million for the American Backhaulers, Inc. (ABH) operations. We acquired certain assets and liabilities of ABH in December 1999, but did not purchase the receivables in the acquisition. Working capital at June 30, 2000 and December 31, 1999 totaled $92.4 million and $67.2 million. We have had no long-term debt for the last five years and have no material commitments for future capital expenditures.

          We generated $7.8 million and $15.9 million of cash flow from operations for the six months ended June 30, 2000 and 1999. The decrease in cash from operations was due primarily to the funding of the working capital of ABH of $26.1 million in 2000, offset by growth in net income of $9.4 million in the first six months of 2000.

          We used $10.4 million and $8.2 million of cash and cash equivalents for investing activities for the six months ended June 30, 2000 and 1999. The increase in cash used for investing activities related primarily to two components. We used an additional $7.2 million for purchases of property and equipment in the first six months of 2000 compared to 1999, primarily on computers and related equipment. This increased cash usage was offset by reduced spending of $4.2 million on acquisitions and other assets in the first six months of 2000 compared to 1999.

           We also used $7.5 million and $6.0 million of cash and cash equivalents for financing activities for the six months ended June 30, 2000 and 1999, primarily to pay quarterly cash dividends. We have declared an $0.08 per share dividend payable to shareholders of record as of June 12, 2000 payable on July 3, 2000.

          We have $40.0 million available under our line of credit, with an interest rate of 7.23% as of June 30, 2000. The line of credit expires on December 16, 2002 and does not restrict the payment of dividends. During the first six months of 2000, we had gross borrowings on this facility of $119.5 million, all of which was repaid by June 30, 2000. The maximum outstanding balance during the six month period was $10.0 million. We were in compliance with all covenants of the agreement as of June 30, 2000. We expect to be able to renew this line of credit in the future.

          Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations and the amounts available under our debt facility, are expected to be sufficient to satisfy our anticipated needs for working capital, capital expenditures and cash dividends for all future periods. Our board of directors has authorized management to repurchase up to a total of 3,000,000 shares of our common stock for reissuance upon the exercise of employee stock options and other stock plans. Any purchases would be made from available cash or cash generated from future operations. As of June 30, 2000, we had purchased a total of 278,700 shares.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

          We had approximately $39.6 million of cash and cash equivalents on June 30, 2000. Substantially all of the cash equivalents are money market securities from domestic issuers. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investing practices. We also conduct business in foreign currencies and at times we enter into forward contracts to hedge against foreign currency exposure. There were no such contracts outstanding during the six months ended June 30, 2000. We also have inventory which is subject to certain commodity price volatility, and we sometimes choose to hedge our positions with futures and options. We believe a reasonable near-term change in foreign currency exchange rates or commodity prices would not have a material impact on our future earnings or cash flows because the amount of our inventory and foreign currency exposure is not material. We have not experienced, nor do we believe that the conversion to the euro will have a material business or financial impact on us.

Cautionary Statement Relevant to Forward-Looking Information

          Our discussions and analysis of our financial condition and results of operations, including our market risk discussions, contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our current assumptions about future financial performance, anticipated problems and our plans for future operations, which are subject to various risks and uncertainties. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases “believes”, “may”, “will”, “expects”, “should”, “continue”, “anticipates”, “intends”, “will likely result”, “estimates”, “ projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including those described in Exhibit 99 to our Form 10-K filed with the Securities and Exchange Commission with respect to the fiscal year ended December 31, 1999.

PART II – OTHER INFORMATION

ITEM 1.    Legal Proceedings

          None.

ITEM 2.    Changes in Securities and Use of Proceeds

          None.

ITEM 3.    Defaults Upon Senior Securities

          None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

          The Annual Meeting of the Company’s stockholders was held on May 2, 2000. At the meeting, stockholders voted on the reelection of two directors for terms expiring at the Annual Meeting of the Company in 2003. Each of the directors was reelected by a vote as follows: Gerald A. Schwalbach received 34,428,280 votes “For” and 765,673 votes were “ Withheld;” and Dale S. Hanson received 34,425,894 votes “For” and 768,059 votes were “Withheld.”

ITEM 5.    Other Information

          On May 2, 2000, the Board of Directors increased the number of directors of the Company to eight, and appointed Gregory D. Goven to fill the vacancy created by the increase in the number of directors for the three-year term expiring at the Annual Meeting of the Company in 2003.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

27 Financial Data Schedule

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2000
C.H. ROBINSON WORLDWIDE, INC.

By	/s/ D.R. Verdoorn
D.R. Verdoorn
Chief Executive Officer

By	/s/ Thomas K. Mahlke
Thomas K. Mahlke
Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

27	Financial Data Schedule