Form 10-Q
period 2000-09-30
C H ROBINSON WORLDWIDE INC
filed 2000-11-13
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes /x/    No

As of October 31, 2000, the number of outstanding shares of the registrant’s common stock was 42,235,878.

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2000	December 31, 1999

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$54,730	$49,637
Receivables, net of allowances
of $20,208 and $18,280	370,725	270,296
Deferred tax benefit	20,416	18,480
Inventories	1,872	1,785
Prepaid expenses and other	4,187	2,854

Total current assets	451,930	343,052

PROPERTY AND EQUIPMENT, net	29,865	24,747
INTANGIBLE AND OTHER ASSETS, net	156,065	154,862

	$637,860	$522,661

CURRENT LIABILITIES:
Accounts payable	$297,031	$231,592
Accrued expenses-
Compensation and profit-sharing contribution	31,941	28,115
Income taxes and other	23,706	16,187

Total current liabilities	352,678	275,894

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value; 20,000 shares authorized;
No shares issued or outstanding	--	--

Common stock, $0.10 par value; 130,000 shares authorized;
42,386 shares issued, 42,235 and 42,284 shares outstanding	4,224	4,228
Additional paid-in capital	98,935	98,958
Retained earnings	190,054	147,586
Cumulative other comprehensive loss	(1,297)	(1,053)
Treasury stock at cost (151 and 102 shares)	(6,734)	(2,952)

Total stockholders’ investment	285,182	246,767

	$637,860	$522,661

The accompanying notes are an integral part of these condensed consolidated balance sheets.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

GROSS REVENUES	$747,615	$593,354	$2,148,700	$1,682,052
COST OF TRANSPORTATION AND PRODUCTS	640,461	518,351	1,836,773	1,466,634

NET REVENUES	107,154	75,003	311,927	215,418
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	77,004	52,810	225,252	154,254

INCOME FROM OPERATIONS	30,150	22,193	86,675	61,164
INVESTMENT AND OTHER INCOME	361	1,095	288	3,175

INCOME BEFORE PROVISION FOR INCOME TAXES	30,511	23,288	86,963	64,339
PROVISION FOR INCOME TAXES	12,051	9,246	34,350	25,543

NET INCOME	18,460	14,042	52,613	38,796
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(172)	74	(244)	(32)

COMPREHENSIVE INCOME	$18,288	$14,116	$52,369	$38,764

BASIC NET INCOME PER SHARE	$0.44	$0.34	$1.24	$0.94
DILUTED NET INCOME PER SHARE	$0.43	$0.34	$1.23	$0.94
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	42,259	41,181	42,277	41,187
DILUTIVE EFFECT OF OUTSTANDING STOCK OPTIONS	702	331	560	257

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	42,961	41,512	42,837	41,444

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,

	2000	1999

OPERATING ACTIVITIES:
Net income	$52,613	$38,796
Adjustments to reconcile net income to net cash provided
by operating activities-
Depreciation and amortization	12,744	7,020
Deferred income taxes	(881)	(6,603)
Changes in operating elements-
Receivables	(97,968)	(44,704)
Inventories	(87)	270
Prepaid expenses and other	(1,321)	3,099
Accounts payable	63,249	26,883
Accrued compensation and profit sharing contribution	3,771	(3,158)
Accrued income taxes and other	8,072	5,394
Loss on sale of assets	273	7

Net cash provided by operating activities	40,465	27,004

INVESTING ACTIVITIES:
Purchases of property and equipment	(13,021)	(5,013)
Sales of property and equipment	131	111
Sales/maturities of available-for-sale securities	-	13,116
Purchases of available-for-sale securities	-	(13,281)
Other, net	(8,614)	(12,065)

Net cash used for investing activities	(21,504)	(17,132)

FINANCING ACTIVITIES:
Sales of common stock	2,500	1,207
Repurchases of common stock	(6,310)	(1,951)
Cash dividends	(10,058)	(8,649)

Net cash used for financing activities	(13,868)	(9,393)

Net increase in cash and cash equivalents	5,093	479

CASH AND CASH EQUIVALENTS, beginning of period	49,637	99,341

CASH AND CASH EQUIVALENTS, end of period	$54,730	$99,820

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General:

Basis of Presentation

     C.H. Robinson Worldwide, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) is a global provider of multimodal transportation services and logistics solutions through a network of 134 branch offices in 40 states throughout the United States, along with offices in Canada, Mexico, South America and Europe. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and its majority owned and controlled subsidiaries. Minority interests in subsidiaries are not significant. All significant intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

     The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table summarizes our net revenues by service line (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2000	1999	% change	2000	1999	% change

Net revenues
Transportation	$91,061	$58,787	54.9%	$262,310	$170,365	54.0%
Sourcing	10,956	11,737	(6.7)%	34,461	33,176	3.9%
Information services	5,137	4,479	14.7%	15,156	11,877	27.6%

Total	$107,154	$75,003	42.9%	$311,927	$215,418	44.8%

The following table represents certain income statement data shown as percentages of our net revenues:

			Three Months Ended		Nine Months Ended
			September 30,		September 30,

			2000	1999	2000	1999

Net revenues			100.0%	100.0%	100.0%	100.0%
Selling, general and administrative expenses			71.9%	70.4%	72.2%	71.6%

Income from operations			28.1%	29.6%	27.8%	28.4%
Investment and other income			0.3%	1.4%	0.1%	1.5%

Income before provision for income taxes			28.4%	31.0%	27.9%	29.9%
Provision for income taxes			11.2%	12.3%	11.0%	11.9%

Net income			17.2%	18.7%	16.9%	18.0%

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Revenues. Gross revenues for the three months ended September 30, 2000 were $747.6 million, an increase of 26.0% over gross revenues of $593.4 million for the three months ended September 30, 1999. Net revenues for the three months ended September 30, 2000 were $107.2 million, an increase of 42.9% over net revenues of $75.0 million for the three months ended September 30, 1999 resulting from an increase in transportation net revenues of 54.9% to $91.1 million, an increase in information services net revenues of 14.7% to $5.1 million and a decrease in sourcing net revenues of 6.7% to $11.0 million. Our net revenues increased at a faster rate than our gross revenues due primarily to the different growth rates of our service lines. Our information services net revenues as a percentage of gross revenues is highest of our three service lines, followed by our transportation business and finally our sourcing business.

     The increase in transportation net revenues resulted primarily from an increase in our truck transportation, including our short haul and less-than-truckload business. The increase was primarily volume driven, with significant expansion of business with current customers and from new domestic and international customers. Our margin per transaction increased in the third quarter of 2000 compared to 1999, due primarily to a tight truck market in 1999, which negatively impacted our margins. Our margin per transaction has remained consistent throughout 2000. Approximately one-half of our net revenue growth in the third quarter of 2000 was due to acquisitions that were not part of our third quarter of 1999 results.

     Sourcing revenue decreased primarily due to declining net revenues with produce wholesalers. Our produce net revenues with large, national retailers continue to grow.

     The increase in information services net revenues was the result of growth in transaction volume from new and existing customers and growth in market share of T-Chek, our fuel-card business. In addition, we continue to integrate and cross-sell our information services business with our transportation carriers, which has added growth to both businesses. This growth was offset by declining revenue in our freight payment subsidiary, resulting in information services growth slower than prior quarters.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2000 were $77.0 million, an increase of 45.8% over $52.8 million for the three months ended September 30, 1999. This increase was primarily due to increased costs associated with our growth and acquisitions in late 1999. Selling, general and administrative expenses as a percentage of net revenues increased to 71.9% for the three months ended September 30, 2000 compared to 70.4% for the three months ended September 30, 1999. This increase is primarily due to higher personnel expense as a percentage of net revenues, resulting from two factors. Our recent acquisitions have higher personnel expense as a percentage of net revenues than did our ongoing business, and we incurred additional personnel costs associated with information technology including systems integration of acquisitions .

     Income from Operations. Income from operations was $30.2 million for the three months ended September 30, 2000, an increase of 35.9% over $22.2 million for the three months ended September 30, 1999. Income from operations as a percentage of net revenues was 28.1% and 29.6% for the three months ended September 30, 2000 and 1999.

     Investment and Other Income. Investment and other income was $361,000 for the three months ended September 30, 2000, a decrease of 67.0% from $1.1 million for the three months ended September 30, 1999. Our cash and investments as of September 30, 2000 decreased $76.0 million over the balance as of September 30, 1999 due primarily to cash paid for acquisitions in late 1999.

     Provision for Income Taxes. The effective income tax rates for continuing operations were 39.5% and 39.7% for the three months ended September 30, 2000 and 1999. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

     Net Income. Net income was $18.5 million for the three months ended September 30, 2000, an increase of 31.5% over $14.0 million for the three months ended September 30, 1999. Basic net income per share increased by 29.4% to $0.44 for the three months ended September 30, 2000 compared to $0.34 for the three months ended September 30, 1999. Diluted net income per share increased by 26.5% to $0.43 for the three months ended September 30, 2000 compared to $0.34 for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenues. Gross revenues for the nine months ended September 30, 2000 were $2.15 billion, an increase of 27.7% over gross revenues of $1.68 billion for the nine months ended September 30, 1999. Net revenues for the nine months ended September 30, 2000 were $311.9 million, and increase of 44.8% over net revenues of $215.4 million for the nine months ended September 30, 1999 resulting from an increase in transportation services net revenues of 54.0% to $262.3 million, an increase in sourcing net revenues of 3.9% to $34.5 million, and an increase in information services net revenues of 27.6% to $15.2 million. Our net revenues increased at a faster rate than our gross revenues due primarily to the different growth rates of our service lines. Our information services net revenues as a percentage of gross revenues is highest of our three lines, followed by our transportation business and finally our sourcing business.

     The increase in transportation net revenues resulted primarily from an increase in our truck transportation, including our short haul and less-than-truckload business. The increase in transaction volume was driven by significant expansion of business with current customers and from new domestic and international customers. Approximately one-half of our net revenue growth in the first nine months of 2000 was due to acquisitions that were not part of our results for the same period of 1999.

     Sourcing net revenues increased due to growth in our retail produce business, offset by declining net revenues with produce wholesalers.

     The increase in information services net revenues was the result of significant growth in transaction volume with our existing customers. Additionally, we added a new program with a new customer in the third quarter of 1999 that provided additional growth in the first six months of 2000. This revenue stream appears in the third quarter of both years, causing the third quarter growth being smaller than year to date growth .

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $225.3 million, an increase of 46.0% over $154.3 million for the nine months ended September 30, 1999. This increase was primarily due to increased costs associated with our growth and acquisitions in late 1999. Selling, general, administrative expenses as a percentage of net revenues increased to 72.2% for the nine months ended September 30, 2000 compared to 71.6% for the nine months ended September 30, 1999. This increase is primarily due to higher personnel expense as a percentage of net revenues, resulting from two factors. Our recent acquisitions have higher personnel expense as a percentage of net revenues than did our ongoing business, and we incurred additional personnel costs associated with information technology including systems integration of acquisitions.

     Income from Operations. Income from operations was $86.7 for the nine months ended September 30, 2000, an increase of 41.7% over $61.2 million for the nine months ended September 30, 1999. Income from operations as a percentage of net revenues was 27.8% and 28.4% for the nine months ended September 30, 2000 and 1999.

     Investment and Other Income. Investment and other income was $288,000 for the nine months ended September 30, 2000, a decrease of 90.9% from $3.2 million for the nine months ended September 30, 1999. Our cash and investments as of September 30, 2000 decreased $76.0 million over the balance as of September 30, 1999 due primarily to cash paid for acquisitions in late 1999.

     Provision for Income Taxes. The effective income tax rates from operations were 39.5% and 39.7% for the nine months ended September 30, 2000 and 1999. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

     Net Income. Net income was $52.6 million for the nine months ended September 30, 2000, an increase of 35.6% over $38.8 million for the nine months ended September 30, 1999. Basic net income per share increased 31.9% to $1.24 for the nine months ended September 30, 2000 compared to $0.94 for the nine months ended September 30, 1999. Diluted net income per share increased 30.9% to $1.23 for the nine months ended September 30, 2000 compared to $0.94 for the nine months ended September 30, 1999.

Liquidity and Capital Resources

     We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $54.7 million and $49.6 million as of September 30, 2000 and December 31, 1999. Working capital at September 30, 2000 and December 31, 1999 totaled $99.3 million and $67.2 million. The growth related primarily to the funding of working capital of American Backhaulers, Inc. (ABH) operations. We acquired certain assets and liabilities of ABH in December 1999, but did not purchase the receivables or assume the payables in the acquisition. We have had no long-term debt for the last five years and have no material commitments for future capital expenditures.

     We generated $40.5 million and $27.0 million of cash flow from operations for the nine months ended September 30, 2000 and 1999. The increase in cash from operations was due primarily to the growth in net income of $13.8 million in the first nine months of 2000 compared to the first nine months of 1999.

     We used $21.5 million and $17.1 million of cash and cash equivalents for investing activities for the nine months ended September 30, 2000 and 1999. The increase in cash used for investing activities in the first nine months of 2000 related primarily to two components. We used an additional $8.0 million for purchases of property and equipment in the first nine months of 2000 compared to 1999, primarily on computers and related equipment. This increased cash usage was offset by reduced spending of $3.4 million on acquisitions and other assets in the first nine months of 2000 compared to 1999.

     We also used $13.9 million and $9.4 million of cash and cash equivalents for financing activities for the nine months ended September 30, 2000 and 1999, primarily to repurchase common stock and to pay quarterly cash dividends. As more stock options are becoming vested, we have increased our repurchases of stock in anticipation of increased option exercises. We also repurchase common stock to cover our quarterly sales under the employee stock purchase plan. We have declared an $0.08 per share dividend payable to shareholders of record as of September 8, 2000 payable on October 2, 2000.

     We have $40.0 million available under a line of credit with two banks, with an interest rate of 7.21% as of September 30, 2000. The line of credit expires on December 16, 2002 and does not restrict the payment of dividends. We had gross borrowings on this facility of $33.0 million, all of which was repaid by June 2000. The maximum outstanding balance during the nine months was $8.5 million. We were in compliance with all covenants of the agreement as of September 30, 2000. We expect to be able to renew this line of credit in the future. We also have a line of credit outstanding between our European subsidiary and its main bank. Available credit under this line is 20 million French francs at a rate of Euribor plus 90 basis points (5.78% at September 30, 2000). This is a discretionary line of credit and has no expiration date and is renewable. As of September 30, 2000, the outstanding balance was 15.4 million French francs, which is included in current liabilities.

     Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations and the amounts available under our debt facility, are expected to be sufficient to satisfy our anticipated needs for working capital, capital expenditures and cash dividends for all future periods. Our board of directors has authorized management to repurchase up to a total of 3,000,000 shares of our common stock for reissuance upon the exercise of employee stock options, other stock plans and other purposes. Any purchases would be made from available cash or cash generated from future operations. As of September 30, 2000, we had purchased a total of 342,400 shares.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

    We had approximately $54.7 million of cash and cash equivalents on September 30, 2000. Substantially all of the cash equivalents are money market securities from domestic issuers. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investing practices. We also conduct business in foreign currencies and at times we enter into forward contracts to hedge against foreign currency exposure. There were no such contracts outstanding during the nine months ended September 30, 2000. We also have inventory, which is subject to certain commodity price volatility. We believe a reasonable near-term change in foreign currency exchange rates or commodity prices would not have a material impact on our future earnings or cash flows because the amount of our inventory and foreign currency exposure is not material. We have not experienced, nor do we believe that the conversion to the euro will have a material business or financial impact on us.

Cautionary Statement Relevant to Forward-Looking Information

     Our discussions and analysis of our financial condition and results of operations, including our market risk discussions, contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our current assumptions about future financial performance, anticipated problems and our plans for future operations, which are subject to various risks and uncertainties. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases “believes”, “ may”, “will”, “expects”, “should”, “continue”, “anticipates”, “intends”, “will likely result”, “estimates”, “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including those described in Exhibit 99 to our Form 10-K filed with the Securities and Exchange Commission with respect to the fiscal year ended December 31, 1999.

     PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings
None.
ITEM 2.	Changes in Securities and Use of Proceeds
None.
ITEM 3.	Defaults Upon Senior Securities
None.
ITEM 4.	Submission of Matters to a Vote of Security Holders
None
ITEM 5.	Other Information

     On October 17, 2000, the Board of Directors of the Company declared a two-for-one common stock split in the form of a one-hundred percent (100%) stock dividend, payable December 1, 2000 to stockholders of record as of the close of business on November 10, 2000.

ITEM 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
27	Financial Data Schedule
(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2000

C.H.ROBINSON WORLDWIDE, INC.

By /s/ D.R. Verdoorn D.R. Verdoorn Chief Executive Officer

By /s/ Thomas K. Mahlke Thomas K. Mahlke Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

27	Financial Data Schedule