Form 10-K
period 2000-12-31
C H ROBINSON WORLDWIDE INC
filed 2001-03-30
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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
Preferred Share Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 16, 2001 was approximately $1,665,450,896 (based on the last sale price of such stock as quoted on The Nasdaq National Market ($23.625) on such date).

     As of March 16, 2001, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 84,571,404.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2000 (the “Annual Report”), are incorporated by reference in Part II.

     Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 1, 2001 (the “Proxy Statement”), are incorporated by reference in Part III.

PART I

ITEM 1. BUSINESS

Overview

     Founded in 1905, C.H. Robinson Worldwide, Inc. (the “Company” or “Robinson”) is one of the largest third-party logistics companies in North America with 2000 gross revenues of $2.9 billion. The Company is a global provider of multimodal transportation services and logistics solutions through a network of 137 offices in the United States, Canada, Mexico, Europe and South America. Through contracts with approximately 20,000 motor carriers, Robinson maintains the single largest network of motor carrier capacity in North America and is one of the largest third-party providers of intermodal services in the United States. In addition, Robinson regularly provides air, ocean and customs services. As an integral part of its transportation services, Robinson provides a wide range of value-added logistics services, such as fresh produce sourcing, freight consolidation, information reporting and cross-docking. During 2000, Robinson handled over 2,300,000 shipments for more than 14,000 customers ranging from Fortune 100 companies to small businesses in a wide variety of industries.

     Robinson has developed global multimodal transportation and distribution networks to provide seamless logistics services worldwide. As a result, the Company has the capability of managing all aspects of the supply chain on behalf of its customers. As a non-asset based transportation provider, Robinson can focus on optimizing the transportation solution for its customer rather than on its own asset utilization, using established relationships with motor carriers, railroads (primarily intermodal service providers), air freight carriers and ocean carriers.

     Throughout its 95-year history, the Company has been in the business of sourcing fresh produce. Much of Robinson’s logistics expertise can be traced to its significant experience in handling perishable commodities. Due to the time-sensitive nature and quality requirements of the shipments, fresh produce represents a unique logistics challenge, and the distribution and transportation costs are significant. Robinson has developed a network of produce sources and maintains access to specialized equipment and transportation modes designed to ensure timely delivery of uniform quality produce. In response to demand from large grocery retailers and food service distributors, the Company has developed its own brand of produce, The Fresh 1®, and entered into licensing agreements for national brand names. The produce for these brands is sourced through various relationships and packed to order through contract packing agreements.

     Robinson’s business philosophy has accounted for its strong historical results and has positioned the Company for continued growth. The Company’s principal competitive advantage is its large decentralized branch network, staffed by approximately 2,590 salespersons who are employees rather than agents. These branch employees are in close proximity to both customers and carriers, which facilitates quick responses to customers’ changing needs. Branch employees act as a team in both marketing Robinson’s services and providing these services to individual customers. Robinson compensates its branch employees principally on the basis of individual performance and their branch’s profitability, which in the Company’s opinion produces a more service-oriented, focused and creative sales force. The Company believes more than 1,000 of its employees hold approximately half of the Company’s Common Stock.

     The Company was reincorporated in Delaware in 1997 as the successor to a business existing, in various legal forms, since 1905. Robinson’s Common Stock began trading on The Nasdaq National Market under the symbol “CHRW” on October 15, 1997. Certain stockholders of the Company sold 24,330,310 shares of the Company’s Common Stock to the public pursuant to a registered public offering, the proceeds of which were paid entirely to the selling stockholders. Prior to such date, there was no established public trading market for the Company’s Common Stock.

     In August 2000, the Company acquired the ongoing operations and certain assets of Trans-Consolidated, Inc., a privately held, non-asset based third-party refrigerated less-than-truckload transportation provider, located in Brooklyn Center, MN. Trans-Consolidated had annual net revenues of approximately $3,200,000 in 1999.

     In October 2000, the Company’s Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend, paid on December 1, 2000 to stockholders of record on November 10, 2000. This was the first Robinson stock split since the Company’s initial public offering.

     Robinson’s corporate office is located at 8100 Mitchell Road, Eden Prairie, Minnesota 55344-2248, and its telephone number is (952) 937-8500. Its web site address is www.chrobinson.com.

Logistics Services

     As a global, third-party logistics company, Robinson provides multimodal transportation and related logistics services, sourcing and fee-based information services.

     The Company seeks to establish long-term relationships with its customers in order to provide logistics solutions that reduce or eliminate inefficiencies in customers’ supply chains. Whenever appropriate, Robinson analyzes the customer’s current transportation rate structures, modes of shipping and carrier selection. Robinson may also examine the customer’s warehousing, picking procedures, loading, unloading and dock scheduling procedures, as well as packaging and pallet configuration procedures. The Company then evaluates how these procedures interact with shipping, manufacturing and customer service. Upon completion of an initial analysis, Robinson proposes solutions that allow the customer to streamline operating procedures and contain costs, while improving the management of its supply chain. Robinson branch employees remain involved with the customer throughout the analysis and implementation of the proposed solution. In the course of providing day-to-day transportation services, branch employees offer further logistics analysis and solutions as the employees become more familiar with the customer’s daily operations and the nuances of its supply chain. The Company’s ultimate goal is to assist the customer in managing its entire supply chain while being the customer’s key provider of individual transportation services.

Multimodal Transportation Services

     On a day-to-day basis, customers communicate their freight needs, typically on a load-by-load basis, to Robinson by means of a telephone call, fax transmission, Internet, e-mail or EDI message to the branch office salesperson responsible for the particular customer. All appropriate information about each load is entered into the Company’s computer based operating system. With the help of the operating system, a salesperson then determines the appropriate mode of transportation for the load and selects a carrier or carriers, based upon the salesperson’s knowledge of the carrier’s service capability, equipment availability, freight rates and other relevant factors. A salesperson then communicates with the carrier’s dispatch office to confirm a price for the transportation and the carrier’s commitment to provide the transportation. At this point, the salesperson provides the carrier information to the customer, together with the Company’s sales price, which is intended to provide a profit to Robinson for the totality of services performed for the customer. By accepting the customer’s order, Robinson becomes legally responsible for transportation of the load from origin to destination, rather than being a mere freight broker. The carrier’s contract is with Robinson, not the customer, and Robinson is responsible for prompt payment of carrier charges. Robinson is also responsible to its customer for any claims for damage to freight while in transit or performance. In most cases, Robinson receives reimbursement from the carrier for these claims.

     As a result of its logistics capabilities, many customers now look to Robinson to handle all, or a substantial portion, of their freight transportation requirements to or from a particular manufacturing facility or distribution center. In a number of instances, Robinson has contracts with the customer whereby Robinson agrees to handle a specified number of loads usually to specified destinations, such as from the customer’s plant to a distribution center, at specific rates, but subject to seasonal variation. Most of the Company’s rate commitments are for periods of one year or less. To meet its obligations under these customer contracts, Robinson may obtain advance commitments from one or more carriers to transport all, or a significant portion, of the contracted loads, again at specific rates, for the length of Robinson’s customer contract.

     As part of its customer focus, Robinson offers a wide range of logistics services on a worldwide basis to assure timely, efficient and cost effective delivery through the use of one or more transportation modes. These logistics services include: transportation management (price and modal comparisons and selection; shipment consolidation and optimization; improvement of operating and shipping procedures and claims management); minimization of storage (through cross-docking and other flow-through operations); logistics network and nodal location analysis to optimize the entire supply chain; tracking and tracing; reverse logistics and other special needs; management information; and analysis of a customer’s risk and claims management practices. Robinson will evaluate a customer’s core carrier program by reviewing such factors as carriers’ insurance certificates, safety ratings and financial stability as well as establishing a program to measure and monitor key quality standards for those core carriers. These services are bundled with underlying transportation services and are not typically separately priced, but instead are reflected as a part of the cost of transportation services provided by the Company on a transactional basis pursuant to continuing customer relationships. In addition to these transportation services, Robinson may supply sourcing, contract warehousing, consulting and other services, for which it is separately compensated.

        The Company is capable of arranging all modes of transportation services on a worldwide basis:

  Truck — Through its contracts with approximately 20,000 motor carriers, Robinson maintains access to dry vans, temperature-controlled units and flatbeds. It offers both time-definite and expedited truck transportation. In many instances, particularly in connection with its sourcing business, the Company will consolidate partial loads for several customers into full truckloads.

   Less Than Truckload (“LTL”) — LTL transportation involves the shipment of small package, single or multiple pallet, up to and including full trailer-load freight. Robinson focuses on pallet to partial load freight, although it handles any size shipment. Through contracts with motor carriers and its proprietary Internet-based software system, Robinson consolidates both freight and freight information to provide shippers with single source tracking and tracing capability, and the economic benefits of consolidating partial loads into full truckloads.

  Intermodal — Intermodal transportation involves the shipment of trailers or containers by a combination of truck, rail and/or ship in a coordinated manner. Robinson provides intermodal service by both rail and ship, arranges local pickup and delivery (known as drayage) through local motor carriers and provides temperature-controlled double and triple-stacked intermodal containers. The Company currently owns or leases approximately 500 intermodal containers. Robinson also has intermodal marketing contracts with railroads, which give the Company access to additional trailers and containers.

  Ocean — As an indirect ocean carrier and freight forwarder, Robinson consolidates shipments, determines routing, selects ocean carriers, contracts for ocean shipments, provides for local pickup and delivery of shipments and arranges for customs clearance of shipments, including the payment of duties.

  Air — The Company provides door-to-door service as a full-service air freight forwarder, both domestically and internationally.

The table below shows the Company’s net revenues by transportation mode for the periods indicated:

Transportation Net Revenues
(in thousands)
	Year Ended December 31,
	1996	1997	1998	1999	2000

Truck(1)	$110,460	$133,110	$164,186	$202,877	$313,650
Intermodal	8,014	9,680	6,671	10,738	14,422
Ocean	8,121	9,226	10,215	11,476	16,337
Air	1,687	1,954	3,427	2,858	3,555
Miscellaneous(2)	4,964	5,290	5,298	5,899	7,177

Total	$133,246	$159,260	$189,797	$233,848	$355,141

(1) Includes LTL net revenues.

(2) Consists of customs clearance (Automated Brokerage Interface (ABI) and Automated Clearing House (ACH) capabilities with the U.S. Customs Service), warehousing, and other miscellaneous services.

     As Robinson has emphasized integrated logistics solutions, its relationships with many customers have become broader, with the Company becoming a business partner responsible for a greater portion of supply chain management. Customers may be served by specially created Robinson teams and through several branches.

Robinson’s multimodal transportation services are provided to numerous international customers through its domestic branch offices as well as through branch offices in Canada, Mexico, Belgium, England, France, Germany, Italy, Poland, Spain, Argentina, Brazil and Venezuela. The Notes to the Company’s Consolidated Financial Statements present Robinson’s gross revenues from international customers for the years ended December 31, 1998, 1999 and 2000, and the Company’s long-lived assets as of December 31, 1999 and 2000, in the United States and in foreign locations.

Sourcing

     Throughout its 95-year history, Robinson has been in the business of sourcing fresh produce. Much of the Company’s logistics expertise can be traced to Robinson’s significant experience in handling perishable commodities. Because of its perishable nature, produce must be quickly packaged, transported within tight timetables in temperature controlled equipment and distributed quickly to replenish high turnover inventories maintained by wholesalers, food service companies and retailers. In most instances, Robinson consolidates individual customers’ produce orders into truckload quantities at the point of origin and arranges for transportation of the truckloads, often to multiple destinations. The Company’s sourcing business is with produce wholesalers, who purchase produce in relatively large quantities through Robinson and resell the produce to grocery retailers, restaurants and other resellers of food, and with grocery store chains and other multistore retailers. Most of Robinson’s remaining customers are food service companies that distribute a range of food products to retailers, restaurants and institutions.

     During the past five years, the Company has actively sought to expand its food sourcing customer base by focusing on the larger multistore retailers. As these retailers have expanded through store openings and industry consolidation, their traditional methods of produce sourcing and store-level distribution, which relied principally on regional or even local purchases from wholesalers, have become inefficient. Robinson’s logistics and perishable commodities sourcing expertise can greatly improve the retailers’ produce purchasing as well as assure uniform quality from region to region and store to store. The Company provides just-in-time replenishment services to retailers. The Company introduced its proprietary The Fresh 1® brand of produce in 1989, which includes a wide range of uniform quality, top grade fruits and vegetables purchased from various domestic and international growers. During 1998, Robinson entered into new sourcing programs, including licensing agreements for major national brands, that have expanded the Company’s market presence and sourcing capabilities with respect to both product lines and nationally recognized brand names.

     Sourcing accounted for approximately 18%, 15% and 10% of the Company’s net revenues in 1998, 1999 and 2000, respectively.

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

     Through its subsidiary, Payment & Logistics Services, Inc., the Company provides freight payment services to shippers using a proprietary system, often linked to the carriers by EDI, with the ability to process freight payments by electronic funds transfer. This system also enables Robinson to automatically audit the customer’s freight rates, eliminate duplicate payments to carriers and produce reports containing information about such matters as shipping patterns, freight volumes and overall transportation costs. Upon agreement, the Company and the customer can use this data to better manage the customer’s supply chain. Robinson is not actively trying to grow this business. Freight payment and audit is an extremely competitive industry, requiring large volumes of business to be profitable. Robinson has continued in this business primarily as an added service to those customers who request it.

     The Company’s information services accounted for approximately 5%, 6% and 5% of the Company’s net revenues in 1998, 1999 and 2000, respectively.

Organization

     To allow the Company to stay close to customers and markets, Robinson has created and continues to expand a network of 137 offices supported by executives and services in a central office.

Branch Network

     Branch salespersons are responsible for developing new business, receiving and processing orders from specific customers and customers located in the area served by the branch and contracting with carriers to provide the transportation requested. In addition to routine transportation, salespersons are often called upon to handle customers’ unusual, seasonal and emergency needs. Shipments to be transported by truck are almost always contracted at the branch level, and branches cooperate with each other to cover loads. Some branches may rely on expertise in other branches when contracting LTL, intermodal, international and air shipments.

     Salespersons in the branches both sell and service their customers rather than rely exclusively on a central office or dedicated sales staff. Sales opportunities are identified through the Company’s database, industry directories, referrals by existing customers and leads generated by branch office personnel through knowledge of their local and regional markets. Each branch is also responsible for locating and contracting with carriers.

The table below shows certain information about the Company’s branches for the periods indicated:

Branch Data
(Dollars in thousands)
	Year Ended December 31,
	1996	1997	1998	1999	2000

Average employees per branch	15.4	16.2	18.4	23.9	26.8
Average net revenues per branch	$1,717	$1,822	$2,082	$2,263	$3,148
Average net revenues per employee	$115	$115	$119	$120	$122

     As of December 31, 2000, Robinson’s branch salespersons represented approximately 71% of the Company’s total work force and all branch employees, including support staff, represented over 84% of the Company’s work force. At December 31, 2000, the number of salespersons per Company branch ranged from three to approximately 450 (including salespersons and customer support at American Backhaulers).

     Branch Expansion. Robinson expects to continue to add branch offices as management determines that a new branch may contribute to continued growth and as branch salespersons develop the capability to manage a new branch. Robinson intends to continue to open overseas branches as opportunities arise to serve the local needs of multinational customers. Additional branches are often opened within a territory previously served by another branch, such as within major cities, as the volume of business in a particular area warrants opening a separate branch. Capital required to open a new branch is modest, involving a lease for a small amount of office space, communication links and often employee compensation guaranties for a short time.

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

     Newly hired branch employees receive extensive on-the-job training at the branch level, which ranges from six months to a year and emphasizes development of the necessary skills and attitude to become productive members of a branch team. The Company believes most salespersons become productive employees in a matter of weeks. After gaining approximately a year of experience, each salesperson attends a Company-sponsored national meeting to receive additional training and foster relationships between branches.

     Employees at the branch level form a team, which is enhanced by Robinson’s incentive compensation system. Under this system, part of the cash compensation of most branch managers and salespersons is dependent on the profitability of the particular branch or business unit. For any calendar year, branch managers and salespersons who have been employed for at least one complete year are paid a portion of the branch’s earnings for that calendar year, based on a system of “points” awarded to the employees on the basis of their productivity and contribution. Most of a branch manager’s cash compensation is provided by this compensation program. For 2000, incentive-based cash compensation averaged approximately 35% of branch salespersons’ total cash compensation, 64% of branch managers’ total cash compensation and 64% of officers’ total cash compensation. Branch employees can earn significant individual incentive compensation based on achieving individual growth goals, and in the Company’s Profit Sharing Plan, contributions that depend on overall Company profitability and other factors. In connection with establishing new branches and other special circumstances, Robinson may guarantee a level of compensation to the branch manager and key salespersons.

     All managers and other employees throughout the Company who have significant responsibilities are eligible to participate in the Company’s 1997 Omnibus Stock Plan. Employees at all levels, after a qualifying period of employment, are eligible to participate in the Company’s Employee Stock Purchase Plan.

     Individual salespersons benefit both through the growth and profitability of individual branches and by achieving individual goals, and are motivated by the opportunity to become branch managers, assistant managers or department managers. All branch salespersons are full time employees.

Executive Officers

     Under the Company’s decentralized operating system, branch managers report directly to, and receive guidance and support from, a small group of executive officers at the Company’s central office. Customers, carriers, managers and employees have direct access to the Company’s Chief Executive Officer, D.R. Verdoorn, and all other executive officers. These executives provide training and education concerning logistics, develop new services and applications to be offered to customers and provide broad market analysis.

     The executive officers of the Company serve at the discretion of the Board of Directors and are chosen annually by the Board of Directors. Set forth below are the names, ages and positions of the executive officers of the Company.

Name	Age	Position

D.R. Verdoorn	62	Chairman of the Board and Chief Executive Officer
John P. Wiehoff	39	President
Barry W. Butzow	54	Senior Vice President and Director
Gregory D. Goven	49	Senior Vice President and Director
Owen P. Gleason	49	Vice President, General Counsel, Secretary and Director
James V. Larsen	47	Vice President, Transportation
Chad M. Lindbloom	36	Vice President and Chief Financial Officer
Timothy P. Manning	36	Vice President, Branch Operations and Organizational Resources
Joseph J. Mulvehill	47	Vice President, International
Michael T. Rempe	47	Vice President, Produce
Mark Walker	43	Vice President and Chief Information Officer
Troy A. Renner	36	Treasurer
Thomas K. Mahlke	29	Corporate Controller

     D.R. Verdoorn has been Chief Executive Officer of the Company and its predecessor since 1977, and a director since 1975. In 1998, Mr. Verdoorn was also named Chairman of the Board. He has been with the Company since 1963. He has served on the Boards of Directors for United Fresh Fruit and Vegetable Association and the Produce Marketing Association. Since October 2000, he has served as a director of G&K Services, Inc., a provider of corporate identity apparel programs and facility services. Mr. Verdoorn attended Central College in Pella, Iowa.

     John P. Wiehoff has been President of the Company since December 1999. Previous positions with the Company include Senior Vice President and Chief Financial Officer since July 1, 1998, Treasurer, and Corporate

Controller since 1992. Prior to that, he was employed by Arthur Andersen LLP. He holds a Bachelor of Science degree from St. John’s University.

     Barry W. Butzow has been a Vice President of the Company since 1984 and a director since 1986. In October of 1998, he was named a Senior Vice President. He began employment with the Company in 1969. He holds a Bachelor of Arts degree from Moorhead State University.

     Gregory D. Goven has been a Vice President of the Company since 1988, and was named a Senior Vice President in October of 1998. Mr. Goven has been a director since 2000. Mr. Goven joined the Company in 1973. Mr. Goven holds a Bachelor of Science degree from North Dakota State University. Mr. Goven’s wife is the first cousin of Mr. Verdoorn.

     Owen P. Gleason has been Vice President and General Counsel of the Company since 1990 and served as corporate counsel since 1978. Mr. Gleason has been a director since 1986. Mr. Gleason holds a law degree from Oklahoma City University and a Bachelor’s Degree from Ripon College.

     James V. Larsen has been Vice President, Transportation since July 1999. Prior to that, he served as Vice President of Sales, and later as President, of Preferred Translocation Systems, which he founded in 1986 and which was acquired by the Company in July 1998.

     Chad M. Lindbloom has been Vice President and Chief Financial Officer of the Company since December 1999. From June of 1998 until December of 1999, he served as the Company’s Corporate Controller. Mr. Lindbloom joined the Company in 1990 as a staff accountant. Mr. Lindbloom holds a Bachelor of Science degree and a Masters of Business Administration from the Carlson School of Management at the University of Minnesota.

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

Employees

     As of December 31, 2000, the Company had a total of 3,677 employees, substantially all of whom are full-time employees and approximately 3,085 of whom were located in the Company’s branch offices. Corporate services such as accounting, information systems, legal, credit support and claims support are provided centrally.

Robinson believes that its compensation and benefit plans are among the most competitive in the industry and that its relationship with employees is excellent.

Customers and Marketing

     Robinson seeks to establish long-term relationships with its customers and to increase the amount of business done with each customer by seeking to provide the customer with a full range of logistics services. The Company serves 14,000 customers worldwide ranging from Fortune 100 companies to small businesses in a wide variety of industries. During 2000, no customer accounted for more than 8% of gross revenues or 4% of net revenues. In recent years, revenue growth has been achieved through the growth and consolidation of customers, expansion of the services provided by the Company and an increase in the number of customers served.

     Robinson believes that decentralization allows salespersons to better serve its customers by fostering the development of a broad knowledge of logistics and local and regional market conditions as well as the specific logistics issues facing individual customers. With the guidance of experienced branch managers (who have an average tenure of 12 years with the Company), branches are given significant latitude in pursuing opportunities and committing the Company’s resources to serve customers.

     Branches seek additional business from existing customers and pursue new customers, based on their knowledge of local markets and the range and value of logistics services that the Company is capable of providing. Robinson has begun placing increased emphasis on national sales and marketing support to enhance branch capabilities. Increasingly, branches call on central office executives, a national sales staff and a central logistics group to support them in the pursuit of multinational corporations and other companies with more complex logistics requirements.

Relationships with Carriers

     Robinson seeks to establish long-term relationships with carriers in order to assure dependable services, favorable pricing and carrier availability during peak shipping periods and periods of undercapacity. To strengthen and maintain these relationships, Company salespersons regularly communicate with carriers serving their region and seek to assist carriers with equipment utilization, reduction of empty miles and equipment repositioning. The Company has a policy of prompt payment and provides centralized claims management on behalf of various shippers. Many smaller carriers effectively consider Robinson as their sales and marketing department.

     As of December 31, 2000, Robinson had contracts with approximately 20,000 motor carriers (providing access to temperature controlled vans, dry vans and flatbeds). Those carriers include owner-operators of a single truck, small and mid-size fleets, private fleets and the largest national trucking companies. Consequently, the Company is not dependent on any one carrier. As of December 31, 2000, Robinson also had intermodal marketing contracts with railroads, including all of the major North American railroads, giving the Company access to additional trailers and containers. Robinson qualifies each motor carrier to assure that it is properly licensed and insured and has the resources to provide the necessary level of service on a dependable basis. The Company’s motor carrier contracts require that the carrier commit to a minimum number of shipments, issue invoices only to and accept payment solely from Robinson and permit Robinson to withhold payment to satisfy previous claims or shortages. Carrier contracts also establish transportation rates that can be modified by issuance of an individual load confirmation. The Company’s contracts with railroads govern the transportation services and payment terms by which Robinson’s intermodal shipments are transported by rail. Intermodal transportation rates are typically negotiated between the Company and the railroad on a customer-specific basis.

Competition

     The transportation services industry is highly competitive and fragmented. The Company competes primarily against a large number of other non-asset based logistics companies, as well as asset-based logistics companies, third-party freight brokers, carriers offering logistics services and freight forwarders. Robinson also competes against carriers’ internal sales forces and shippers’ own transportation departments. It also buys and sells transportation services from and to companies with which it competes.

     The Company often competes with respect to price, scope of services or a combination thereof, but believes that its most significant competitive advantages are:

  its large decentralized branch network, staffed by salespersons who are employees rather than agents, which enables the Company’s salespersons to gain significant knowledge about individual customers, carriers and the local and regional markets they serve, its technology, including Internet communications capabilities,

  its ability to provide a broad range of logistics services and its ability to provide door-to-door services on a worldwide basis.

Communications and Information Systems

     To handle the large number of daily transactions and to accommodate its decentralized branch system, the Company has designed an extensive communications and information system. Employees are linked with each other and with customers and carriers by telephone, facsimile, Internet, e-mail and/or EDI to communicate requirements and availability, to confirm and bill orders and, through the Company’s Internet home page CHRW e-Center (www.chrobinson.com), to contract loads or equipment and track and trace shipments. Customers and carriers also have access to Robinson’s systems through the CHRW e-Center. The Company has developed its own proprietary computer based systems that help salespersons service customer orders, select the optimal modes of transportation, build and consolidate loads and selects routes, all based on customer-specific service parameters, makes load data visible to the entire sales team as well as customers and carriers, enabling the salespersons to select carriers and track loads in progress, and automatically provides visible alerts to any arising problems. Robinson’s internally developed proprietary decision support system uses data captured from daily transactions to generate various management reports which are available to the Company’s logistics customers to provide information on traffic patterns, product mix and production schedules, and enables customers to analyze their own customer base, transportation expenditure trends and the impact on out-of-route and out-of-stock costs.

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

     Robinson is subject to licensing and regulation as a transportation provider. The Company is licensed by the Department of Transportation (“DOT”) as a broker in arranging for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. The Company provides motor carrier transportation services that require registration with the DOT and compliance with certain economic regulations administered by the DOT, including a requirement to maintain insurance coverage in minimum prescribed amounts. The Company is subject to regulation by the Federal Maritime Commission as an ocean freight forwarder and maintains a non-vessel operating common carrier bond. The Company operates as an indirect air cargo carrier subject to economic regulation by the DOT. The Company provides customs brokerage services as a customs broker under a license issued by the United States Customs Service of the Department of Treasury. The Company sources fresh produce under a license issued by the United States Department of Agriculture. Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, the Company and several of its subsidiaries continue to be subject to a variety of vehicle registration and licensing requirements. The Company and the carriers that the Company relies on in arranging transportation services for its customers are also subject to a variety of federal and state safety and environmental regulations. Although compliance with the regulations governing licensees in these areas has not had a materially adverse effect on the Company’s operations or financial condition in the past, there can be no assurance that such regulations or changes thereto will not adversely impact the Company’s operations in the future. Violation of these regulations could also subject the Company to fines or, in the event of serious violation, suspension or revocation of operating authority as well as increased claims liability.

Risk Management and Insurance

     In its truck and intermodal operations, Robinson assumes full value cargo risk to its customers. The Company subrogates its losses against the motor or rail carrier with the transportation responsibilities. Robinson requires all motor carriers participating in its contract program to carry at least $100 million in general liability insurance and $25,000 in cargo insurance. Many carriers carry insurance limits exceeding these minimums. Railroads, which are generally self-insured, provide limited common carrier liability protection, generally up to $250,000 per shipment. For both truck and rail transportation, higher coverage is available to the customer on a load-by-load basis at an additional price.

     In its international freight forwarding, ocean transportation and air freight businesses, the Company does not assume cargo liability to its customers above minimum industry standards. Robinson offers its customers the option to purchase ocean marine cargo coverage to insure goods in transit. When the Company agrees to store goods for its customers for longer terms, it provides limited warehouseman’s coverage to its customers and contracts for warehousing services from companies that provide Robinson the same degree of coverage.

     The Company maintains a broad cargo liability policy to protect it against catastrophic losses that may not be recovered from the responsible carrier. Robinson also carries various liability policies, including auto and general liability, with a $100 million umbrella.

     Agricultural chemicals used on agricultural commodities intended for human consumption are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Concern about particular chemicals and alleged contamination has led to recalls of products, and tort claims have been brought by consumers of allegedly affected produce. Because the Company is a seller of produce, it may have legal responsibility arising from sales of produce. While the Company carries product liability coverage of $75 million, settlement of class action claims is often costly, and Robinson cannot assure that its liability coverage will be adequate and will continue to be available. In addition, in connection with any recall, Robinson may be required to bear the cost of repurchasing, transporting and destroying any allegedly contaminated product, for which it is not insured. Any recall or allegation of contamination could affect the Company’s reputation, particularly of it’s the Fresh 1® brand. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.

Forward-Looking Statements

     This Form 10-K Annual Report and the Company’s financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and other documents incorporated by reference contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our current assumptions about future financial performance, anticipated problems, and our plans for future operations, which are subject to various risks and uncertainties. When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases “believes,” “may,” “will,” “expects,” “should,” continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects,” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending upon a variety of important factors, including those described in Exhibit 99 to this Form 10-K.

ITEM 2. PROPERTIES

     All of the Company’s 137 offices are leased from third parties under leases with initial terms ranging from three to ten years. The Company leases approximately 65,000 square feet of office space in Eden Prairie, Minnesota as its corporate headquarters, and an additional approximately 40,000 square feet of office space in Eden Prairie for branch sales and operating activities. Robinson’s corporate headquarters and Eden Prairie sales office leases expire in 2004. The following table sets forth certain information with respect to the Company’s largest branch offices:

City/State	Approximate Square Feet

Chicago, IL	90,000
Rochester, NY	23,800
Vancouver, WA	16,360
Southfield, MI	15,206
Burr Ridge, IL	12,016
Oak Brook, IL	9,861
Tampa, FL	8,721
College Park, GA	8,668
Cordova, TN	7,276
Des Plaines, IL	6,324
Paulsboro, NJ	5,910
Woburn, MA	5,871
Overland Park, KS	5,821
Indianapolis, IN	5,686
Coralville, IA	5,601
Independence, OH	5,475
Secaucus, NJ	5,253
Omaha, NE	5,160
Dallas, TX	5,157
Atlanta, GA	5,004
Cheektowga, NY	5,000

     The Company also leases approximately 550,000 square feet of warehouse space throughout the country. Of this total, 206,600 square feet is in Omaha, Nebraska, 62,000 square feet is in La Vergne, Tennessee, 55,665 square feet is in Aurora, Colorado, 53,300 square feet is in Medley, Florida, and 51,000 square feet is in Rochester, NY. The Company considers its current offices adequate for its current level of operations. Robinson has not had difficulty in obtaining sufficient office space and believes it can renew existing leases or relocate branches to new offices as leases expire.

ITEM 3. LEGAL PROCEEDINGS

     The Company is currently not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s Common Stock began trading on The Nasdaq National Market under the symbol “CHRW” on October 15, 1997. Certain stockholders of the Company sold 24,330,310 shares of the Company’s Common Stock to the public pursuant to a registered public offering, the proceeds of which were paid entirely to the selling stockholders. Prior to such date, there was no established public trading market for the Company’s Common Stock. On October 24, 2000, the Company’s Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend. The new shares were distributed on December 1, 2000 to shareholders of record as of the close of business on November 10, 2000. All share and per share amounts in this Form 10-K have been restated to reflect the Company’s stock split.

     The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s Common Stock, as quoted on The Nasdaq National Market.

2000	Low	High

Fourth Quarter	$23.969	$32.500
Third Quarter	23.500	31.883
Second Quarter	17.500	25.398
First Quarter	18.625	25.500

1999	Low	High

Fourth Quarter	$14.063	$21.031
Third Quarter	15.375	18.688
Second Quarter	12.875	18.375
First Quarter	12.500	14.813

     On March 16, 2001, the closing sales price per share of the Company’s Common Stock as quoted on The Nasdaq National Market was $23.625 per share. On March 16, 2001, there were approximately 1,820 holders of record and approximately 7,400 beneficial owners of the Company’s Common Stock. On February 10, 1999, the Company announced that its Board of Directors authorized a stock repurchase program under which up to 2,000,000 shares of the Company’s Common Stock may be repurchased from time to time through open market transactions, block purchases, tender offers, private transactions, accelerated share repurchase programs or otherwise. The Company intends to fund such repurchases with internally generated funds.

     The Company declared quarterly dividends during 1999 for an aggregate of $0.145 per share, and quarterly dividends during 2000 for an aggregate of $0.17 per share. The Company has declared a quarterly dividend of $0.05 per share payable to shareholders of record as of March 9, 2001 payable on April 2, 2001. The declaration of dividends by the Company is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon the results of operations, capital requirements and financial condition of the Company, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or continue to pay dividends on the shares of Common Stock in the future.

ITEM 6. SELECTED FINANCIAL DATA

     Selected consolidated financial and operating data on page 12 of the Annual Report is incorporated in this Form 10-K by reference. This information is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s Discussion and Analysis on pages 13 through 15 of the Annual Report is incorporated in this Form 10-K by reference. This section is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Disclosure about Market Risk on page 15 of the Annual Report is incorporated in this Form 10-K by reference. This section is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company’s consolidated financial statements and notes thereto on pages 16 through 26 of the Annual Report are incorporated in this Form 10-K by reference. These financial statements are also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the Company’s Board of Directors on pages 2 through 4, and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 12 of the Proxy Statement are incorporated in this Form 10-K by reference. Information with respect to the Company’s executive officers is provided in Part I, Item 1.

ITEM 11. EXECUTIVE COMPENSATION

     “Executive Compensation” on pages 4 through 9 of the Proxy Statement (except for the information set forth under the subcaption “Compensation Committee Report on Executive Compensation”) is incorporated in this Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     “Security Ownership of Certain Beneficial Owners and Management” on page 11 of the Proxy Statement is incorporated in this Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

“Certain Transactions” on page 10 of the Proxy Statement is incorporated in this Form 10-K by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements.

The Company’s consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements at page F-1, on pages 16 through 26 of the Annual Report are incorporated in this Form 10-K by reference. These financial statements are included in Exhibit 13 to this Form 10-K, as filed with the SEC.

(2) Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts, is included at the end of this Form 10-K.

(3) Index to Exhibits

Number	Description

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

	4.1	Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

	4.2	Form of Rights Agreement between the Company and Norwest Bank Minnesota, National Association (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†	10.1	Operational Executive Compensation Program for 1999 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

†	10.2	Employee Incentive Program (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†	10.3	1997 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†	10.4	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†	10.5	C.H. Robinson Worldwide, Inc. Directors’ Stock Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

†	10.6	Form of Management—Employee Agreement between the Company and each of by D.R. Verdoorn and Barry Butzow (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†	10.7	Form of Management—Employee Agreement entered into by Gregory Goven and Michael Rempe (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

	10.8	Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

	10.9	Master Equipment Lease Agreement, dated August 19, 1994, between Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

	10.10	Keep-Well Agreement, dated August 19, 1994, between C.H. Robinson, Inc., Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

	10.11	Master Equipment Lease Agreement, dated ______, 1994, between Wagonmaster Transportation Company and Metlife Capital Limited Partnership (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

	10.12	Keep-Well Agreement, dated April __, 1994, between C.H. Robinson, Inc., Wagonmaster Transportation Company and Metlife Capital Limited Partnership (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

	10.13

Long Term Lease Agreement, dated to be effective August 1, 1997, between C.H. Robinson Company and Genstar Container Corporation (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997)

	10.14	Long Term Lease Agreement, dated to be effective November 1, 1997, between C.H. Robinson Company and Genstar Container Corporation (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997)

	10.15	Credit Agreement, dated as of December 29, 1999, by and among C.H. Robinson Worldwide, Inc., U.S. Bank National Association and Norwest Bank Minnesota, National Association (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

	10.16	Revolving Note, dated December 29, 1999, payable by C.H. Robinson Worldwide, Inc. to the order of U.S. Bank National Association, up to an aggregate principal amount of $20,000,000 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

	10.17	Revolving Note, dated December 29, 1999, payable by C.H. Robinson Worldwide, Inc. to the order of Norwest Bank Minnesota, National Association, up to an aggregate principal amount of $20,000,000 (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

†	10.18	Management Bonus Plan (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

	10.19	Asset Purchase Agreement dated November 18, 1999, by and among the Company, C.H. Robinson Company, American Backhaulers, Inc., Paul L. Loeb, the Paul L. Loeb Family Trust and the Jodi Sue Loeb Family Trust (Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K dated December 28, 1999)

†	10.20	Robinson Companies Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-47080)

*	10.21	Robinson Companies Nonqualified Deferred Compensation Plan Trust Agreement, dated January 1, 2001, by and between C. H. Robinson Worldwide, Inc. and American Express Trust Company

*†	10.22	Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C. H. Robinson Worldwide, Inc. and John P. Wiehoff

*	13	Selected pages of the Company’s Annual Report to Stockholders for the year ended December 31, 2000

*	21	Subsidiaries of the Company

*	23	Consent of Arthur Andersen LLP

	24	Powers of Attorney (included on signature page of this Report)

*	99	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

_________________

†		Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of the Form 10-K Report.

*		Filed herewith

(b) Reports on Form 8-K

A report on Form 8-K, dated October 25, 2000, was filed by the Registrant; such Report contained information under Item 5 (Other Events) and included as an exhibit under Item 7 a copy of a press release issued by the Registrant.

(c) See Item 14(a)(3) above.

(d) See Item 14(a)(2) above.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following financial statements of the Company and its subsidiaries required to be included in Item 14(a)(1) are listed below:

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Financial Statements (incorporated by reference under Item 8 of Part II from pages 16 through 26 of the Company’s Annual Report to Stockholders for the year ended December 31, 2000):

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders’ Investment and Comprehensive Income for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

F-1

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on March 30, 2001.

C.H. ROBINSON WORLDWIDE, INC.
By: /s/ Owen P. Gleason

Owen P. Gleason
Vice President, General Counsel and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.

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

Signature	Title

/s/ D. R. Verdoorn	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
D.R. Verdoorn

/s/ Chad M. Lindbloom	Vice President and Chief Financial Officer
(Principal Financial Officer)
Chad M. Lindbloom

/s/ Thomas K. Mahlke	Corporate Controller (Principal Accounting Officer)

Thomas K. Mahlke

/s/ Dale S. Hanson	Director

Dale S. Hanson

/s/ Looe Baker III	Director

Looe Baker III

/s/ Barry W. Butzow	Senior Vice President and Director

Barry W. Butzow

/s/ Owen P. Gleason	Vice President, General Counsel, Secretary and Director

Owen P. Gleason

/s/ Robert Ezrilov	Director

Robert Ezrilov

/s/ Gerald A. Schwalbach	Director

Gerald A. Schwalbach

/s/ Gregory D. Goven	Senior Vice President and Director

Gregory D. Goven

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To C.H. Robinson Worldwide, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in C.H. Robinson Worldwide, Inc.’s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The accompanying schedule is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
January 29, 2001

C.H. Robinson Worldwide, Inc.

Schedule II. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

The transactions in the allowance for doubtful accounts for the years ended December 31, 2000, 1999 and 1998 were as follows (in thousands):

	December 31,	December 31,	December 31,
	2000	1999	1998

Balance, beginning of year	$18,280	$12,412	$8,936
Provision	7,940	10,393	6,902
Write-offs	(3,508)	(4,525)	(3,426)

Balance, end of year	$22,712	$18,280	$12,412

S-1

Index to Exhibits

	Number	Description

	3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

	3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

	3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

	4.1	Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

	4.2	Form of Rights Agreement between the Company and Norwest Bank Minnesota, National Association (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†	10.1	Operational Executive Compensation Program for 1999 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

†	10.2	Employee Incentive Program (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†	10.3	1997 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†	10.4	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†	10.5	C.H. Robinson Worldwide, Inc. Directors’ Stock Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

†	10.6	Form of Management—Employee Agreement between the Company and each of by D.R. Verdoorn and Barry Butzow (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†	10.7	Form of Management—Employee Agreement entered into by Gregory Goven and Michael Rempe (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

	10.8	Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

	10.9	Master Equipment Lease Agreement, dated August 19, 1994, between Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

	10.10	Keep-Well Agreement, dated August 19, 1994, between C.H. Robinson, Inc., Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

	10.11	Master Equipment Lease Agreement, dated ______, 1994, between Wagonmaster Transportation Company and Metlife Capital Limited Partnership (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

	10.12	Keep-Well Agreement, dated April __, 1994, between C.H. Robinson, Inc., Wagonmaster Transportation Company and Metlife Capital Limited Partnership (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

	10.13	Long Term Lease Agreement, dated to be effective August 1, 1997, between C.H. Robinson Company and Genstar Container Corporation (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997)

	10.14	Long Term Lease Agreement, dated to be effective November 1, 1997, between C.H. Robinson Company and Genstar Container Corporation (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997)

	10.15	Credit Agreement, dated as of December 29, 1999, by and among C.H. Robinson Worldwide, Inc.,U.S. Bank National Association and Norwest Bank Minnesota, National Association (Incorporated byreference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

	10.16	Revolving Note, dated December 29, 1999, payable by C.H. Robinson Worldwide, Inc. to the order of U.S. Bank National Association, up to an aggregate principal amount of $20,000,000 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

	10.17	Revolving Note, dated December 29, 1999, payable by C.H. Robinson Worldwide, Inc. to the order of Norwest Bank Minnesota, National Association, up to an aggregate principal amount of $20,000,000 (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

†	10.18	Management Bonus Plan (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

	10.19	Asset Purchase Agreement dated November 18, 1999, by and among the Company, C.H. Robinson Company, American Backhaulers, Inc., Paul L. Loeb, the Paul L. Loeb Family Trust and the Jodi Sue Loeb Family Trust (Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K dated December 28, 1999).

†	10.20	Robinson Companies Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-47080)

*	10.21	Robinson Companies Nonqualified Deferred Compensation Plan Trust Agreement, dated January 1, 2001, by and between C. H. Robinson Worldwide, Inc. and American Express Trust Company

*†	10.22	Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C. H. Robinson Worldwide, Inc. and John P. Wiehoff

*	13	Selected pages of the Company’s Annual Report to Stockholders for the year ended December 31,2000

*	21	Subsidiaries of the Company

*	23	Consent of Arthur Andersen LLP

24	Powers of Attorney (included on signature page of this Report)

*99	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

_________________

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of the Form 10-K Report
*	Filed herewith