Form 10-Q
period 2001-03-31
C H ROBINSON WORLDWIDE INC
filed 2001-05-15
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

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

Yes ☒ No ☐

As of April 30, 2001, the number of outstanding shares of the registrant's common stock was 84,616,282.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(In thousands, except per share amounts)

ASSETS	March 31, 2001	December 31, 2000
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$71,569	$79,912
Receivables, net of allowance for doubtful accounts of $23,709 and $22,712	361,214	354,953
Deferred tax asset	18,648	21,219
Prepaid expenses and other	5,216	4,155
Total current assets	456,647	460,239

PROPERTY AND EQUIPMENT, net	28,881	29,402
INTANGIBLE AND OTHER ASSETS, net	154,931	154,566
	$640,459	$644,207

LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$276,875	$285,932
Accrued expenses—
Compensation and profit-sharing contribution	14,007	33,456
Income taxes and other	37,159	26,863
Total current liabilities	328,041	346,251

LONG-TERM OBLIGATIONS AND OTHER	2,353	940

STOCKHOLDERS' INVESTMENT
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 130,000 shares authorized; 85,149 and 85,008 shares issued, 84,389 and 84,621 shares outstanding	8,439	8,462
Additional paid-in capital	100,889	101,571
Retained earnings	218,367	204,463
Deferred compensation	(6,797)	(6,980)
Cumulative other comprehensive loss	(1,087)	(1,049)
Treasury stock at cost (383 and 387 shares)	(9,746)	(9,451)
Total stockholders' investment	310,065	297,016
	$640,459	$644,207

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2001	2000

GROSS REVENUES	$732,484	$650,091
COST OF TRANSPORTATION AND PRODUCTS	619,175	551,716
NET REVENUES	113,309	98,375
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	83,935	73,286
INCOME FROM OPERATIONS	29,374	25,089
INVESTMENT AND OTHER INCOME	506	50
INCOME BEFORE PROVISION FOR INCOME TAXES	29,880	25,139
PROVISION FOR INCOME TAXES	11,746	9,930
NET INCOME	18,134	15,209

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(38)	(102)
COMPREHENSIVE INCOME	$18,096	$15,107

BASIC NET INCOME PER SHARE	$0.21	$0.18

DILUTED NET INCOME PER SHARE	$0.21	$0.18

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	84,372	84,562

DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	1,383	912
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	85,755	85,474

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2000
OPERATING ACTIVITIES:
Net income	$18,134	$15,209
Adjustments to reconcile net income to net cash provided by (used for) operating activities—
Depreciation and amortization	4,838	4,204
Deferred compensation expense	183	—
Deferred income taxes	3,214	79
Loss on sale or disposal of assets	18	200
Changes in operating elements—
Receivables	(6,261)	(52,912)
Prepaid expenses and other	(1,061)	(1,698)
Accounts payable	(9,067)	25,639
Accrued compensation and profit sharing contribution	(19,449)	(9,472)
Accrued income taxes and other	10,296	5,486
Net cash provided by (used for) operating activities	845	(13,265)

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,419)	(5,365)
Sales of property and equipment	—	20
Other, net	(1,548)	(743)
Net cash used for investing activities	(3,967)	(6,088)

FINANCING ACTIVITIES:
Sale of common stock	1,866	992
Repurchase of common stock	(2,867)	(770)
Cash dividends	(4,220)	(3,293)
Net cash used for financing activities	(5,221)	(3,071)
Net decrease in cash and cash equivalents	(8,343)	(22,424)

CASH AND CASH EQUIVALENTS, beginning of period	79,912	49,637
CASH AND CASH EQUIVALENTS, end of period	$71,569	$27,213

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.             General:

Basis of Presentation

                 C.H. Robinson Worldwide, Inc. and its Subsidiaries ("the Company," "we," "us," or "our") is a leading global provider of multimodal transportation services and logistics solutions, operating through a network of 138 offices in North America, South America and Europe. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and its majority owned and controlled subsidiaries. Minority interests in subsidiaries are not significant. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

                 The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K.

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

Results of Operations

                 The following table summarizes our net revenues by service line:

	Three Months Ended March 31,
	2001	2000	Change
Net revenues (in thousands)
Transportation:
Truck	$87,208	$73,298	19.0%
Intermodal	3,745	3,170	18.1
Ocean	3,475	3,404	2.1
Air	663	599	10.7
Miscellaneous	1,637	2,038	(19.7)

Total transportation	96,728	82,509	17.2
Sourcing	11,530	10,890	5.9
Information services	5,051	4,976	1.5

Total	$113,309	$98,375	15.2%

                 The following table represents certain income statement data shown as percentages of our net revenues:

	Three Months Ended March 31,
	2001	2000
Net revenues	100.0%	100.0%
Selling, general and administrative expenses	74.1	74.5

Income from operations	25.9	25.5
Investment and other income	0.5	0.1

Income before provision for income taxes	26.4	25.6
Provision for income taxes	10.4	10.1

Net income	16.0%	15.5%

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

                 Revenues. Gross revenues for the three months ended March 31, 2001 were $732.5 million, an increase of 12.7% over gross revenues of $650.1 million for the three months ended March 31, 2000. Net revenues for the three months ended March 31, 2001 were $113.3 million, an increase of 15.2% over net revenues of $98.4 million for the three months ended March 31, 2000, resulting from an increase in transportation services net revenues of 17.2% to $96.7 million, an increase in sourcing revenues of 5.9% to $11.5 million, and an increase in information services net revenues of 1.5% to $5.1 million. Our transportation business, which historically has had a net revenue margin higher than our sourcing business, experienced the highest net revenue growth rate of our three lines of business.

Transportation net revenues are currently 85.4% of our total net revenues. For the quarter, our transportation net revenues grew at 17.2%, with growth in our truck business of 19.0%, and in our intermodal business of 18.1%. Our truck business growth was primarily volume driven, with slight expansion in our net revenue margin. We have historically been able to grow in slowing economies by adding new customers and providing additional services to existing customers. The net revenue margin expansion is primarily related to the mix of services provided. Our intermodal business continues to grow as we work with our customers to find the best transportation solution. The miscellaneous decline resulted from a loss of management fee revenues that existed in the first quarter of 2000. As our customer's needs changed, we changed with them to eliminate a management fee relationship but we retained some of the freight. The international air and ocean portion of the business had experienced slower growth due partially to reduced volume during the quarter from some of our larger customers.

                 Sourcing net revenues increased in the first quarter primarily due to continued growth with large, national retail customers.

                 T-Chek Systems related revenues, which represent approximately 95% of the information services business, showed first quarter net revenue growth of approximately 8%. Our other information services business reported declining net revenues for the quarter.

                 Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2001 were $83.9 million, an increase of 14.5% over $73.3 million for the three months ended March 31, 2000. Selling, general and administrative expenses as a percentage of net revenues decreased to 74.1% for the three months ended March 31, 2001 compared to 74.5% for the three months ended March 31, 2000. This decrease is due primarily to our net revenue growth of 17.2%. A portion of our selling, general and administrative expenses are of a relatively fixed nature, and as we experience higher levels of net revenue growth, we create efficiencies in this fixed component of our selling, general and administrative expenses.

                 Income from Operations. Income from operations was $29.4 million for the three months ended March 31, 2001, an increase of 17.1% over $25.1 million for the three months ended March 31, 2000. Income from operations as a percentage of net revenues was 25.9% and 25.5% for the three months ended March 31, 2001 and 2000.

                 Investment and Other Income. Investment and other income was $506,000 for the three months ended March 31, 2001, an increase of 912.0% from $50,000 for the three months ended March 31, 2000. Our cash and investments as of March 31, 2001 increased $44.4 million over the balance as of March 31, 2000. In December 1999, we paid $100 million to purchase American Backhaulers (ABH) which lowered our cash available for investment.

                 Provision for Income Taxes. The effective income tax rates for continuing operations were 39.3% and 39.5% for the three months ended March 31, 2001 and 2000. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

                 Net Income. Net income was $18.1 million for the three months ended March 31, 2001, an increase of 19.2% over $15.2 million for the three months ended March 31, 2000. Net income per share increased by 16.7% to $0.21 (basic and diluted) for the three months ended March 31, 2001 compared to $0.18 (basic and diluted) for the three months ended March 31, 2000.

Liquidity and Capital Resources

                 We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $71.6 million and $79.9 million as of March 31, 2001 and December 31, 2000. Our cash and cash equivalents decreased in the first quarter primarily due to payment of our year end bonuses and profit sharing.

                 We generated $845,000 of cash flow from operations for the three months ended March 31, 2001 and used $13.3 million of cash flow from operations for the three months ended March 31, 2000. The fluctuation in cash from operations was due primarily to the funding of the working capital of ABH in the first quarter of 2000. In addition, our first quarter operating cash flow historically is the lowest of our four quarters due to the payment of annual bonuses and profit sharing.

                 We used $4.0 million and $6.1 million of cash and cash equivalents for investing activities for the quarters ended March 31, 2001 and 2000. We purchased $2.4 million and $5.4 million of property and equipment during those quarters, consisting primarily of computers and related equipment. In addition, we made a final earn-out payment to the former owners of Preferred Translocation Systems in January, 2001.

                 We also used $5.2 million and $3.1 million of cash and cash equivalents for financing activities for the quarters ended March 31, 2001 and 2000, primarily to pay quarterly cash dividends and to repurchase common stock. We declared a $0.05 per share dividend payable to shareholders of record as of March 9, 2001 that was paid on April 2, 2001.

                 We have $40.0 million available under an existing line of credit at an interest rate of LIBOR plus 60 basis points (5.27% as of March 31, 2001). During the first quarter of 2001, we had no borrowings on this facility. Our credit agreement contains certain financial covenants, but does not restrict the payment of dividends. We were in compliance with all covenants of the agreement as of March 31, 2001. The line of credit expires on December 16, 2002 and we expect to be able to renew the line of credit in the future.

                 We also have 20 million French francs available under a line of credit at an interest rate of Euribor plus 90 basis points (5.57% at March 31, 2001). This discretionary line of credit has no expiration date. As of March 31, 2001, the outstanding balance was 10.5 million French francs or $1.4 million, which is included in income taxes and other current liabilities. Our credit agreement contains certain financial covenants, but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of March 31, 2001.

                 Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations and the amounts available under our lines of credit, are expected to be sufficient to satisfy our anticipated needs for working capital, capital expenditures and cash dividends for all future periods.

Market Risk

                 We had approximately $71.6 million of cash and investments on March 31, 2001, all of which were cash and cash equivalents. Substantially all of the cash equivalents are money market securities from domestic issuers. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investing practices.

Cautionary Statement Relevant to Forward-Looking Information

                 Our discussions and analysis of our financial condition and results of operations, including our market risk discussions, contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our current assumptions about future financial performance, anticipated problems and our plans for future operations, which are subject to various risks and uncertainties. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases "believes," "may," "will," "expects," "should," "continue," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including those described in Exhibit 99 to our Form 10-K filed with the Securities and Exchange Commission with respect to the fiscal year ended December 31, 2000.

PART II — OTHER INFORMATION

ITEM 1.    Legal Proceedings

                 None.

ITEM 2.    Changes in Securities and Use of Proceeds

                None.

ITEM 3.    Defaults Upon Senior Securities

                None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

                None.

ITEM 5.    Other Information

                None.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

10.1	Robinson Companies Nonqualified Deferred Compensation Plan Trust Agreement, dated January 1, 2001, by and between C.H. Robinson Worldwide, Inc. and American Express Trust Company (Incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

(b)           Reports on Form 8-K

                 None

SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ D. R Verdoorn
D.R. Verdoorn Chief Executive Officer

By	/s/ Thomas K. Mahlke
Thomas K. Mahlke Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Robinson Companies Nonqualified Deferred Compensation Plan Trust Agreement, dated January 1, 2001, by and between C.H. Robinson Worldwide, Inc. and American Express Trust Company (Incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).