Form 10-Q
period 2001-06-30
C H ROBINSON WORLDWIDE INC
filed 2001-08-08
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Yes /x/   No

As of July 31, 2001, the number of outstanding shares of the registrant’s common stock was 84,550,512.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

ASSETS	June 30, 2001	December 31, 2000

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$71,585	$79,912
Receivables, net of allowance for doubtful accounts
of $23,847 and $22,712	378,948	354,953
Deferred tax asset	16,174	21,219
Prepaid expenses and other	6,203	4,155

Total current assets	472,910	460,239

PROPERTY AND EQUIPMENT, net	27,795	29,402
INTANGIBLE AND OTHER ASSETS, net	152,594	154,566

	$653,299	$644,207

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:

Accounts payable	$274,628	$285,932
Accrued expenses –
Compensation and profit-sharing contribution	21,816	33,456
Income taxes and other	30,020	26,863

Total current liabilities	326,464	346,251

LONG TERM OBLIGATIONS AND OTHER	866	940

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized;
No shares issued or outstanding	--	--
Common stock, $0.10 par value; 130,000 shares authorized;
85,009 and 85,008 shares issued, 84,324 and 84,621 shares outstanding	8,432	8,462
Additional paid-in capital	100,345	101,571
Retained earnings	236,781	204,463
Deferred compensation	(6,614)	(6,980)
Cumulative other comprehensive loss	(1,224)	(1,049)
Treasury stock at cost (448 and 387 shares)	(11,751)	(9,451)

Total stockholders’ investment	325,969	297,016

	$653,299	$644,207

The accompanying notes are an integral part of these condensed consolidated balance sheets.

     C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

GROSS REVENUES	$796,694	$750,994	$1,529,178	$1,401,085

COST OF TRANSPORTATION AND
PRODUCTS	678,691	644,596	1,297,866	1,196,312

NET REVENUES	118,003	106,398	231,312	204,773
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	81,446	74,962	165,381	148,248

INCOME FROM OPERATIONS	36,557	31,436	65,931	56,525
INVESTMENT AND OTHER INCOME
(EXPENSE)	739	(123)	1,245	(73)

INCOME BEFORE PROVISION FOR INCOME
TAXES	37,296	31,313	67,176	56,452
PROVISION FOR INCOME TAXES	14,654	12,369	26,400	22,299

NET INCOME	22,642	18,944	40,776	34,153
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(137)	30	(175)	(72)

COMPREHENSIVE INCOME	$22,505	$18,974	$40,601	$34,081

BASIC NET INCOME PER SHARE	$0.27	$0.22	$0.48	$0.40
DILUTED NET INCOME PER SHARE	$0.26	$0.22	$0.48	$0.40
BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING	84,353	84,582	84,362	84,571
DILUTIVE EFFECT OF OUTSTANDING
STOCK OPTIONS	1,529	1,044	1,456	979

DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING	85,882	85,626	85,818	85,550

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,

	2001	2000

OPERATING ACTIVITIES:
Net income	$40,776	$34,153
Adjustments to reconcile net income to net cash provided
by operating activities –
Depreciation and amortization	9,600	8,346
Deferred compensation expense	366	--
Deferred income taxes	3,205	(1,108)
Loss on sale or disposal of assets	270	272
Changes in operating elements –
Receivables	(23,995)	(97,361)
Prepaid expenses and other	(1,951)	(2,355)
Accounts payable	(11,312)	62,798
Accrued compensation and profit sharing contribution	(11,640)	(5,732)
Accrued income taxes and other	3,157	8,807

Net cash provided by operating activities	8,476	7,820

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,431)	(10,039)
Sales of property and equipment	--	118
Other, net	(366)	(445)

Net cash used for investing activities	(4,797)	(10,366)

FINANCING ACTIVITIES:
Sale of common stock	2,944	1,725
Repurchase of common stock	(6,500)	(2,573)
Cash dividends	(8,450)	(6,675)

Net cash used for financing activities	(12,006)	(7,523)

Net decrease in cash and cash equivalents	(8,327)	(10,069)

CASH AND CASH EQUIVALENTS, beginning of period	79,912	49,637

CASH AND CASH EQUIVALENTS, end of period	$71,585	$39,568

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General:

Basis of Presentation

     C.H. Robinson Worldwide, Inc. and its Subsidiaries (the “Company,” “we,” “us,” or “our”) is a global provider of multimodal transportation services and logistics solutions through a network of 138 branch offices in North America, South America and Europe. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and its majority owned and controlled subsidiaries. Minority interests in subsidiaries are not significant. All significant intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

     The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K.

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

     In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. In recent years, our operating income has been lower in the first quarter than in the other three quarters. Seasonality in the transportation industry has not had a significant impact on our results of operations or our cash flows in recent years. Also, inflation has not materially affected our operations due to the short-term, transactional basis of our business. However, we cannot fully predict the impact seasonality and inflation may have in the future.

Results of Operations

The following table summarizes our net revenues by service line:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2001	2000	% change	2001	2000	% change

Net revenues (in thousands)
Transportation:
Truck	$89,958	$77,407	16.2%	$177,166	$150,705	17.6%
Intermodal	3,849	3,667	5.0%	7,594	6,837	11.1%
Ocean	4,034	4,823	(16.4)%	7,509	8,227	(8.7)%
Air	792	1,024	(22.7)%	1,455	1,623	(10.4)%
Miscellaneous	1,741	1,819	(4.3)%	3,378	3,857	(12.4	) %

Total transportation:	100,374	88,740	13.1%	197,102	171,249	15.1%
Sourcing	12,436	12,615	(1.4)%	23,966	23,505	2.0%
Information services	5,193	5,043	3.0%	10,244	10,019	2.2%

Total	$118,003	$106,398	10.9%	$231,312	$204,773	13.0%

The following table represents certain income statement data shown as percentages of our net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Net revenues	100.0%	100.0%	100.0%	100.0%
Selling, general and administrative expenses	69.0%	70.5%	71.5%	72.4%

Income from operations	31.0%	29.5%	28.5%	27.6%
Investment and other income (expense)	0.6%	(0.1)%	0.5%	0.0%

Income before provision for income taxes	31.6%	29.4%	29.0%	27.6%
Provision for income taxes	12.4%	11.6%	11.4%	10.9%

Net income	19.2%	17.8%	17.6%	16.7%

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Revenues. Gross revenues for the three months ended June 30, 2001 were $796.7 million, an increase of 6.1% over gross revenues of $751.0 million for the three months ended June 30, 2000. Net revenues for the three months ended June 30, 2001 were $118.0 million, an increase of 10.9% over net revenues of $106.4 million for the three months ended June 30, 2000, resulting from an increase in transportation net revenues of 13.1% to $100.4 million, a decrease in sourcing net revenues of 1.4% to $12.4 million, and an increase in information services net revenues of 3.0% to $5.2 million. Our net revenues increased at a faster rate than our gross revenues due to the different growth rates of our service lines. The net revenue margin, or net revenues as a percentage of gross revenues, varies by business line. Information services has the highest net revenue margin, followed by transportation and finally sourcing.

     Transportation net revenues were 85.1% of our total net revenues for the quarter. Our transportation net revenues grew at 13.1%, with growth in our truck business of 16.2%, and in our intermodal business of 5.0%. Our truck business growth, including less-than-truckload business, was primarily volume driven, as net revenue per transaction stayed relatively consistent. Our intermodal net revenue growth rate slowed compared to recent quarters, primarily as a result of somewhat depressed truckload rates, which lessened the financial incentives to move goods via intermodal, and also slower growth of the economy. Our net revenues in air, ocean and miscellaneous (primarily customs brokerage revenue) decreased a total of 14.3% for the quarter. A significant portion of our net revenues in these three areas is earned from several key customers. Our business with these key customers is down due to their decreased volumes.

     Sourcing net revenues decreased 1.4% in the second quarter. The company continues to see the trend of less volume with its traditional business with produce wholesalers, which is offset by increases in volumes and net revenues with large retailers. The consolidation and growth of large grocery retailers has contributed to less reliance on produce wholesalers.

     T-Chek Systems-related revenues made up 98% of the information services net revenues during the second quarter of 2001 compared to 90% in the second quarter of 2000. In 2000, the remaining 10% consisted of some software maintenance revenues that ended in December 2000 and freight payment services. We completed a one year phase-out of our freight payment services in June 2001. T-Chek-related revenues were up 13.3% this quarter. T-Chek’s growth has been negatively impacted by the slowdown in the U.S. truckload market because it generates fees when its customers buy fuel, and many carriers are having difficult times financially.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2001 were $81.4 million, an increase of 8.6% over $75.0 million for the three months ended June 30, 2000. Selling, general and administrative expenses as a percentage of net revenues decreased to 69.0% for the three months ended June 30, 2001 compared to 70.5% for the three months ended June 30, 2000. During 2000, we incurred expenses integrating American Backhaulers, our acquisition in December 1999. Those integration expenses have been much lower in 2001. Also, our branch network was able to reduce their discretionary spending during the quarter to add to the decrease in selling, general and administrative expenses as a percentage of revenue.

     Income from Operations. Income from operations was $36.6 million for the three months ended June 30, 2001, an increase of 16.3% over $31.4 million for the three months ended June 30, 2000. Income from operations as a percentage of net revenues was 31.0% and 29.5% for the three months ended June 30, 2001 and 2000.

     Investment and Other Income (Expense). Investment and other income was $739,000 for the three months ended June 30, 2001 compared to an expense of $123,000 for the three months ended June 30, 2000. Our cash and investments as of June 30, 2001 increased $32.0 million over the balance as of June 30, 2000. In December 1999, we paid $100 million to purchase American Backhaulers (ABH) which lowered our cash available for investments in 2000. This caused us to borrow on our line of credit during 2000, which created interest expense.

     Provision for Income Taxes. The effective income tax rates were 39.3% and 39.5% for the three months ended June 30, 2001 and 2000. The effective tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

     Net Income. Net income was $22.6 million for the three months ended June 30, 2001, an increase of 19.5% over $18.9 million for the three months ended June 30, 2000. Net income per share increased by 22.7% to $0.27 (basic) and 18.2% to $0.26 (diluted) for the three months ended June 30, 2001 compared to $0.22 (basic and diluted) for the three months ended June 30, 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Revenues. Gross revenues for the six months ended June 30, 2001 were $1.53 billion, and increase of 9.1% over gross revenues of $1.40 billion for the six months ended June 30, 2000. Net revenues for the six months ended June 30, 2001 were $231.3 million, an increase of 13.0% over net revenues of $204.8 million for the six months ended June 30, 2000, resulting from an increase in transportation net revenues of 15.1% to $197.1 million, an increase in sourcing net revenues of 2.0% to $24.0 million, and an increase in information services net revenues of 2.2% to $10.2 million. Our net revenues increased at a faster rate than our gross revenues due to the different growth rates of our service lines. The net revenue margin, or net revenues as a percentage of gross revenues, varies by business line. Information services has the highest net revenue margin, followed by transportation and finally sourcing.

     Transportation net revenues were 85.2% of our total net revenues for the six months ended June 30, 2001. Our transportation net revenues grew at 15.1%, with growth in our truck business of 17.6%, and in our intermodal business of 11.1%. Our truck business growth was primarily volume driven, with slight expansion in our net revenue margin. We have historically been able to grow in slowing economies by adding new customers and providing additional services to existing customers. The net revenue margin expansion is primarily related to the mix of services provided. Our intermodal net revenue growth rate slowed compared to recent periods. This was primarily a result of somewhat depressed truckload rates, which lessened the financial incentives to move goods via intermodal and also slower growth of the economy. Our net revenues in air, ocean and miscellaneous (primarily customs brokerage revenue) decreased a total of 10.0%. A significant portion of our net revenues in these three areas is earned from several key customers. Our business with these key customers is down due to their decreased volumes.

     Sourcing net revenues increased 2.0% in the first six months of the year. The company continues to see the trend of less volume with its traditional business with produce wholesalers, which is offset by increases in volumes and net revenues with large retailers. The consolidation and growth of large grocery retailers has contributed to less reliance on produce wholesalers.

     T-Chek Systems-related revenues made up 97% of the information services net revenues during the first six months of 2001 compared to 89% in the first six months of 2000. In 2000, the remaining 11% consisted of some software maintenance revenues that ended in December 2000 and freight payment services. We completed a one year phase-out of our freight payment services in June 2001. T-Chek-related revenues were up 10.8% in the first six months of 2001. T-Chek’s growth has been negatively impacted by the slowdown in the U.S. truckload market because it generates fees when its customers buy fuel, and many carriers are having difficult times financially.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2001 were $165.4 million, an increase of 11.6% over $148.2 million for the six months ended June 30, 2000. Selling, general and administrative expenses as a percentage of net revenues decreased to 71.5% for the six months ended June 30, 2001 compared to 72.4% for the six months ended June 30, 2000. During 2000, we incurred expenses integrating American Backhaulers, our acquisition in December 1999. Those integration expenses have been much lower in 2001. Also, our branch network was able to reduce their discretionary spending during the period to add to the decrease in selling, general and administrative expenses as a percentage of revenue.

     Income from Operations. Income from operations was $65.9 million for the six months ended June 30, 2001, an increase of 16.6% over $56.5 million for the six months ended June 30, 2000. Income from operations as a percentage of net revenues was 28.5% and 27.6% for the six months ended June 30, 2001 and 2000.

     Investment and Other Income (Expense). Investment and other income was $1,245,000 for the six months ended June 30, 2001 compared to an expense of $73,000 for the six months ended June 30, 2000. Our cash and cash equivalents as of June 30, 2001 increased $32.0 million over the balance as of June 30, 2000. In December 1999, we paid $100 million to purchase American Backhaulers (ABH) which lowered our cash available for investment in 2000. This caused us to borrow on our line of credit during 2000, which created interest expense.

     Provision for Income Taxes. The effective income tax rates were 39.3% and 39.5% for the six months ended June 30, 2001 and 2000. The effective income tax rate for both periods is greater than the statutory rate primarily due to state income taxes, net of federal benefit.

     Net Income. Net income was $40.8 million for the six months ended June 30, 2001, an increase of 19.4% over $34.2 million for the six months ended June 30, 2000. Net income per share increased by 20.0% to $0.48 (basic and diluted) for the six months ended June 30, 2001 compared to $0.40 (basic and diluted) for the six months ended June 30, 2000.

Liquidity and Capital Resources

     We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $71.6 million and $79.9 million as of June 30, 2001 and December 31, 2000. Our cash and cash equivalents decreased in the first six months primarily due to the shutdown of our freight payment company. This company had a $22 million positive cash balance as of December 31, 2000 and was closed in early June, 2001.

     We generated $8.5 million and $7.8 million of cash flow from operations for the six months ended June 30, 2001 and 2000. Our operating cash flows were reduced during the first six months of 2001 as a result of closing our freight payment service and were reduced during the first six months of 2000 as a result of funding the working capital of American Backhaulers (ABH).

     We used $4.8 million and $10.4 million of cash and cash equivalents for investing activities for the six months ended June 30, 2001 and 2000. The decrease in cash used for investing activities is primarily due to our decrease in capital expenditures to $4.4 million in the first six months of 2001 from $10.0 million in the first six months of 2000. In 2000 we purchased computers and related equipment to upgrade our company-wide network and to accommodate our headcount growth. During 2001, we have maintained a consistent headcount, which decreases our need for new capital expenditures.

     We also used $12.0 million and $7.5 million of cash and cash equivalents for financing activities for the six months ended June 30, 2001 and 2000, primarily to pay quarterly cash dividends and to repurchase common stock. We declared a $0.05 per share dividend payable to stockholders of record of June 12, 2001, paid on July 2, 2001.

     We have $40.0 million available under an existing line of credit at an interest rate of LIBOR plus 60 basis points (4.46% as of June 30, 2001). During the first six months of 2001, we had borrowings of $9.0 million, all of which was repaid by June 30, 2001. Our credit agreement contains certain financial covenants, but does not restrict the payment of dividends. We were in compliance with all covenants of the agreement as of June 30, 2001. The line of credit expires on December 16, 2002 and we expect to be able to renew the line of credit in the future.

     We also have 20 million French francs available under a line of credit at an interest rate of Euribor plus 90 basis points (5.43% at June 30, 2001). This discretionary line of credit has no expiration date. As of June 30, 2001, the outstanding balance was 14.9 million French francs or $1.9 million, which is included in income taxes and other current liabilities. Our credit agreement contains certain financial covenants, but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of June 30, 2001.

     Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations and the amounts available under our lines of credit, are expected to be sufficient to satisfy our anticipated needs for working capital, capital expenditures and cash dividends for all future periods.

New Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase accounting method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Management is currently reviewing the provision of these Statements and their impact on the Company’s results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We had approximately $71.6 million of cash and investments on June 30, 2001, all of which were cash and cash equivalents. Substantially all of the cash equivalents are money market securities from domestic issuers.

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

Cautionary Statement Relevant to Forward-Looking Information

     Our discussions and analysis of our financial condition and results of operations, including our market risk discussions, contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our current assumptions about future financial performance, anticipated problems and our plans for future operations, which are subject to various risks and uncertainties. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases “believes”, “may”, “will”, “expects”, “should”, “continue”, “anticipates”, “intends”, “will likely result”, “estimates”, “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including those described in Exhibit 99 to our Form 10-K filed with the Securities and Exchange Commission with respect to the fiscal year ended December 31, 2000.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Changes in Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Company’s stockholders was held on May 1, 2001. At the meeting, stockholders voted on the reelection of two directors for terms expiring at the Annual Meeting of the Company in 2004. Each of the directors was reelected by a vote as follows: D.R. Verdoorn received 67,717,695 votes “For” and 10,568,522 votes were “Withheld;” and Barry W. Butzow received 67,731,457 votes “For” and 10,554,760 votes were "Withheld".

     The Company's 1997 Omnibus Stock Plan (the “Plan”) was amended to increase the number of shares authorized for issuance under the Plan by 5,000,000 with 34,519,661 votes in favor, 27,295,951 against, 283,236 abstentions and 16,187,369 broker non-votes.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

10.1 1997 Omnibus Stock Plan (as amended May 1, 2001).

(b)     Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2001

C.H.ROBINSON WORLDWIDE, INC.

By /s/ D.R. Verdoorn
D.R. Verdoorn
Chief Executive Officer

By /s/ Thomas K. Mahlke
Thomas K. Mahlke
Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit No.     Description

           10.1      1997 Omnibus Stock Plan (as amended May 1, 2001).