Form 10-Q
period 2001-09-30
C H ROBINSON WORLDWIDE INC
filed 2001-11-14
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

Yes  ☒     No  ☐

As of October 31, 2001, the number of outstanding shares of the registrant's common stock was 84,501,657.

PART I –  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

ASSETS	September 30, 2001	December 31, 2000
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$86,552	$79,912
Receivables, net of allowance for doubtful accounts of $24,445 and $22,712	386,880	354,953
Deferred tax asset	12,466	21,219
Prepaid expenses and other	5,468	4,155

Total current assets	491,366	460,239

PROPERTY AND EQUIPMENT, net	31,860	29,402
INTANGIBLE AND OTHER ASSETS, net	150,628	154,566

	$673,854	$644,207

LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$280,925	$285,932
Accrued expenses –
Compensation and profit-sharing contribution	24,642	33,456
Income taxes and other	23,756	26,863

Total current liabilities	329,323	346,251

LONG TERM OBLIGATIONS AND OTHER	2,410	940

STOCKHOLDERS' INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value; 130,000 shares authorized; 85,008 and 85,008 shares issued, 84,510 and 84,621 shares outstanding	8,451	8,462
Additional paid-in capital	99,682	101,571
Retained earnings	255,187	204,463
Deferred compensation	(6,431)	(6,980)
Cumulative other comprehensive loss	(1,310)	(1,049)
Treasury stock at cost (498 and 387 shares)	(13,458)	(9,451)

Total stockholders' investment	342,121	297,016

	$673,854	$644,207

The accompanying notes are an integral part of these condensed consolidated balance sheets.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
GROSS REVENUES	$784,517	$747,615	$2,313,695	$2,148,700
COST OF TRANSPORTATION AND PRODUCTS	671,325	640,461	1,969,191	1,836,773

NET REVENUES	113,192	107,154	344,504	311,927
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	78,422	77,004	243,803	225,252

INCOME FROM OPERATIONS	34,770	30,150	100,701	86,675
INVESTMENT AND OTHER INCOME	2,508	361	3,753	288

INCOME BEFORE PROVISION FOR INCOME TAXES	37,278	30,511	104,454	86,963
PROVISION FOR INCOME TAXES	14,650	12,051	41,050	34,350

NET INCOME	22,628	18,460	63,404	52,613
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(86)	(172)	(261)	(244)

COMPREHENSIVE INCOME	$22,542	$18,288	$63,143	$52,369

BASIC NET INCOME PER SHARE	$0.27	$0.22	$0.75	$0.62
DILUTED NET INCOME PER SHARE	$0.26	$0.21	$0.74	$0.61
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	84,294	84,518	84,339	84,553
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	1,400	1,404	1,437	1,121

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	85,694	85,922	85,776	85,674

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,

	2001	2000

OPERATING ACTIVITIES:
Net income	$63,404	$52,613
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	14,417	12,744
Deferred compensation expense	549	—
Deferred income taxes	9,453	(881)
Gain/loss on sale or disposal of assets	(996)	273
Changes in operating elements-
Receivables	(31,927)	(97,968)
Prepaid expenses and other	(1,313)	(1,408)
Accounts payable	(5,009)	63,249
Accrued compensation and profit sharing contribution	(8,814)	3,771
Accrued income taxes and other	(3,107)	8,072

Net cash provided by operating activities	36,657	40,465

INVESTING ACTIVITIES:
Purchases of property and equipment	(15,296)	(13,021)
Sales of property and equipment	5,000	131
Cash paid for acquisitions	—	(5,898)
Other, net	(1,136)	(2,716)

Net cash used for investing activities	(11,432)	(21,504)

FINANCING ACTIVITIES:
Stock issued for employee benefit plans	4,071	2,500
Repurchase of common stock	(9,978)	(6,310)
Cash dividends	(12,678)	(10,058)

Net cash used for financing activities	(18,585)	(13,868)

Net increase in cash and cash equivalents	6,640	5,093
CASH AND CASH EQUIVALENTS, beginning of period	79,912	49,637

CASH AND CASH EQUIVALENTS, end of period	$86,552	$54,730

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General:

Basis of Presentation

       C.H. Robinson Worldwide, Inc. and its Subsidiaries (the "Company," "we," "us," or "our") is a global provider of multimodal transportation services and logistics solutions through a network of 139 branch offices in North America, South America and Europe.  The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and its majority owned and controlled subsidiaries.  Minority interests in subsidiaries are not significant.  All significant intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

       The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented.  The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of results to be expected for the entire year.  Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements.  The condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K.

2.      New Accounting Pronouncements:

       On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets.  Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase accounting method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization.  We have assessed the impact of SFAS 141 and 142 on our financial condition and results of operations.  At the present, we believe there is no impairment of goodwill.  Further, recorded goodwill of $145.0 million as of  September 30, 2001 will no longer be amortized starting on January 1, 2002.  This will reduce our expected amortization expense by $5.3 million in 2002.

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

       In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season.  In recent years, our operating incomehas been lower in the first quarter than in the other three quarters.  Seasonality in the transportation industry has not had a significant impact on our results of operations or our cash flows in recent years. Also, inflation has not materially affected our operations due to the short-term, transactional basis of our business.  However, we cannot fully predict the impact seasonality and inflation may have in the future.

Results of Operations

       The following table summarizes our net revenues by service line:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000	% change	2001	2000	% change
Net revenues (in thousands)
Transportation:
Truck	$86,516	$79,945	8.2%	$263,682	$230,650	14.3%
Intermodal	4,053	3,752	8.0%	11,647	10,589	10.0%
Ocean	3,649	4,413	(17.3)%	11,158	12,640	(11.7)%
Air	538	1,211	(55.6)%	1,993	2,834	(29.7)%
Miscellaneous	1,924	1,740	10.6%	5,302	5,597	(5.3)%

Total transportation	96,680	91,061	6.2%	293,782	262,310	12.0%
Sourcing	11,186	10,956	2.1%	35,152	34,461	2.0%
Information services	5,326	5,137	3.7%	15,570	15,156	2.7%

Total	$113,192	$107,154	5.6%	$344,504	$311,927	10.4%

       The following table represents certain income statement data shown as a percentage of our net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net revenues	100.0%	100.0%	100.0%	100.0%
Selling, general and administrative expenses	69.3%	71.9%	70.8%	72.2%

Income from operations	30.7%	28.1%	29.2%	27.8%
Investment and other income	2.2%	0.3%	1.1%	0.1%

Income before provisions for income taxes	32.9%	28.4%	30.3%	27.9%
Provision for income taxes	12.9%	11.2%	11.9%	11.0%

Net income	20.0%	17.2%	18.4%	16.9%

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

       Revenues.  Gross revenues for the three months ended September 30, 2001 were $784.5 million, an increase of 4.9% over gross revenues of $747.6 million for the three months ended September 30, 2000.  Net revenues for the three months ended September 30, 2001 were $113.2 million, an increase of 5.6% over net revenues of $107.2 million for the three months ended September 30, 2000, resulting from an increase in transportation net revenues of 6.2% to $96.7 million, an increase in sourcing net revenues of 2.1% to $11.2 million and an increase in information services net revenues of 3.7% to $5.3 million.  Our net revenues increased at a faster rate than our gross revenues due to the different growth rates of our service lines.  The net revenue margin, or net revenues as a percentage of gross revenues, varies by business line.  Information services has the highest net revenue margin, followed by transportation and finally sourcing.

       Transportation net revenues were 85.4% of our total net revenues for the quarter.  Our transportation net revenues grew at 6.2%, with growth in our truck business of 8.2%, and in our intermodal business of 8.0%.  Our truck business growth, including less-than-truckload business, was primarily volume driven, as net revenue per transaction declined slightly.  Our intermodal net revenue growth rate slowed compared to recent quarters, primarily as a result of somewhat depressed truckload rates, which lessened the financial incentives to move goods via intermodal, and also slower growth of the economy.  Our net revenues in air, ocean and miscellaneous (primarily customs brokerage revenue) decreased a total of 17.0% for the quarter.  A significant portion of our net revenues in these three areas is earned from several key customers.  Our business with these key customers is down due to their decreased volumes.

       Sourcing net revenues increased 2.1% in the third quarter, as we continue to experience a transition in the customer base of our sourcing business.  The consolidation and growth of large grocery retailers has contributed to less reliance on produce wholesalers.  Historically, our primary customer base was produce wholesalers, although we also have been selling to national retailers.  During the quarter, we have increased our business with large produce retailers faster than our traditional business with produce wholesalers decreased.

       Information services net revenues increased 3.7% in the third quarter.  In the third quarter of 2000, this business line was comprised of T-Chek Systems, a freight payment company and software license fees.  The license fees terminated at the end of 2000 and the freight payment company was phased out June 30, 2001.  For the third quarter of 2001, T-Chek Systems had growth of 14.4%.

       Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2001 were $78.4 million, an increase of 1.8% over $77.0 million for the three months ended September 30, 2000.  Selling, general and administrative expenses as a percentage of net revenues decreased to 69.3% for the three months ended September 30, 2001 compared to 71.9% for the three months ended September 30, 2000.  This quarter we had notable declines in communications costs,  travel and entertainment expenses and contractor costs.  We continue to examine our use of data and voice communication lines, finding ways to minimize usage and buy these services at lower rates.  The events of September 11, 2001, in addition to emphasis on expense control, contributed to a reduction in travel and entertainment spending in the third quarter.  Additionally, contractor costs for IT development related to the integration of systems from acquisitions continue to decline.

       Income from Operations.  Income from operations was $34.8 million for the three months ended September 30, 2001, an increase of 15.3% over $30.2 million for the three months ended September 30, 2000.  Income from operations as a percentage of net revenues was 30.7% and 28.1% for the three months ended September 30, 2001 and 2000.

       Investment and Other Income.  Investment and other income was $2.5 million for the three months ended September 30, 2001 compared to $361,000 for the three months ended September 30, 2000.  This includes $2.0 million from unusual items, principally a gain on sale.  Our cash and cash equivalents as of September 30, 2001 increased $31.8 million over the balance as of September 30, 2000.

       Provision for Income Taxes.  The effective income tax rates were 39.3% and 39.5% for the three months ended September 30, 2001 and 2000.  The effective tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

       Net Income.  Net income was $22.6 million for the three months ended September 30, 2001, an increase of 22.6% over $18.5 million for the three months ended September 30, 2000.  Net income per share increased by 22.7% to $0.27 (basic) and 23.8% to $0.26 (diluted) for the three months ended September 30, 2001 compared to $0.22 (basic) and $0.21 (diluted) for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

       Revenues.  Gross revenues for the nine months ended September 30, 2001 were $2.31 billion, an increase of 7.7% over gross revenues of $2.15 billion for the nine months ended September 30, 2000.  Net revenues for the nine months ended September 30, 2001 were $344.5 million, an increase of 10.4% over net revenues of $311.9 million for the nine months ended September 30, 2000, resulting from an increase in transportation net revenues of 12.0% to $293.8 million, an increase in sourcing net revenues of 2.0% to $35.2 million, and an increase in information services net revenues of 2.7% to $15.6 million.  Our net revenues increased at a faster rate than our gross revenues due to the different growth rates of our service lines.  The net revenue margin, or net revenues as a percentage of gross revenues, varies by business line.  Information services has the highest net revenue margin, followed by transportation and finally sourcing.

       Transportation net revenues were 85.3% of our total net revenues for the nine months ended September 30, 2001.  Our transportation net revenues grew at 12.0%, with growth in our truck business of 14.3%, and in our intermodal business of 10.0%.  Our truck business growth was primarily volume driven, with slight expansion in our net revenue margin.  We have historically been able to grow in slowing economies by adding new customers and providing additional services to existing customers.  The net revenue margin expansion is primarily related to the mix of services provided.  Our intermodal net revenue growth rate slowed compared to recent periods.  This was primarily a result of somewhat depressed truckload rates, which lessened the financial incentives to move goods via intermodal and also slower growth of the economy.  Our net revenues in air, ocean and miscellaneous (primarily customs brokerage revenue) decreased a total of 12.4%.  A significant portion of our net revenues in these three areas is earned from several key customers.  Our business with these key customers is down due to their decreased volumes.

       Sourcing net revenues increased 2.0% in the first nine months of the year as we continue to experience a transition in the customer base of our sourcing business.  The consolidation and growth of large grocery retailers has contributed to less reliance on produce wholesalers.  Historically, our primary customer base was produce wholesalers, although we also have been selling to national retailers.  During the first nine months of the year, we have increased our business with large produce retailers faster than our traditional business with produce wholesalers decreased.

       Information services net revenues increased 2.7% in the first nine months of the year.  In the first nine months of 2000, this business line was comprised of T-Chek Systems, a freight payment company and software license fees.  The license fees terminated at the end of 2000 and the freight payment company was phased out June 30, 2001.  For the first nine months of the year, T-Chek had growth of 12.1%.

       Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2001 were $243.8 million, an increase of 8.2% over $225.3 million for the nine months ended September 30, 2000.  Selling, general and administrative expenses as a percentage of net revenues decreased to 70.8% for the nine months ended September 30, 2001 compared to 72.2% for the nine months ended September 30, 2000.  During the first nine months of 2001, we had notable declines in communications and contractor costs.  We continue to examine our use of data and voice communication lines, finding ways to minimize usage and buy these services at lower rates.  Additionally, contractor costs for IT development related to the integration of systems from acquisitions continue to decline.

       Income from Operations. Income from operations was $100.7 million for the nine months ended September 30, 2001, an increase of 16.2% over $86.7 million for the nine months ended September 30, 2000.  Income from operations as a percentage of net revenues was 29.2% and 27.8% for the nine months ended September 30, 2001 and 2000.

       Investment and Other Income.  Investment and other income was $3.8 million for the nine months ended September 30, 2001 compared to $288,000 for the nine months ended September 30, 2000.  This includes $2.0 million from unusual items, principally a gain on sale.  Our cash and cash equivalents as of September 30, 2001 increased $31.8 million over the balance as of September 30, 2000.

       Provision for Income Taxes. The effective income tax rates were 39.3% and 39.5% for the nine months ended September 30, 2001 and 2000.  The effective income tax rate for both periods is greater than the statutory rate primarily due to state income taxes, net of federal benefit.

       Net Income.  Net income was $63.4 million for the nine months ended September 30, 2001, an increase of 20.5% over $52.6 million for the nine months ended September 30, 2000.  Net income per share increased by 21.0% to $0.75 (basic) and 21.3% to $0.74 (diluted) for the nine months ended September 30, 2001 compared to $0.62 (basic) and $0.61 (diluted) for the nine months ended September 30, 2000.

Liquidity and Capital Resources

       We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock.  Cash and cash equivalents totaled $86.6 million and $79.9 million as of September 30, 2001 and December 31, 2000.

       We generated $36.7 million and $40.5 million of cash flow from operations for the nine months ended September 30, 2001 and 2000. Our operating cash flows were reduced during the first nine months of 2001 as a result of closing our freight payment company.  This company had a positive cash balance of $22 million as of December 31, 2000 and was closed in early June 2001.

       We used $11.4 million and $21.5 million of cash and cash equivalents for investing activities for the nine months ended September 30, 2001 and 2000.  The decrease in cash used for investing activities is primarily due to our decrease in net capital expenditures to $10.3 million in the first nine months of 2001 from  $12.9 million in the first nine months of 2000.  In 2000 we purchased computers and related equipment to upgrade our company-wide network and to accommodate our headcount growth.  During 2001, we have maintained a consistent headcount which decreases our need for new capital expenditures.  In addition, we spent $5.9 million in the first nine months of 2000 on acquisitions.  We have made no acquisitions in 2001.

       We also used $18.6 million and $13.9 million of cash and cash equivalents for financing activities for the nine months ended September 30, 2001 and 2000, primarily to pay quarterly cash dividends and to repurchase common stock.  We declared a $0.05 per share dividend payable to stockholders of record as of September 7, 2001, paid on October 1, 2001.

       We had $40.0 million available under an existing line of credit at an interest rate of LIBOR plus 60 basis points, which was terminated during the third quarter.  During the first nine months of 2001, we had borrowings of $9.0 million, all of which was repaid by September 30, 2001.

       We also have 20 million French francs available under a line of credit at an interest rate of Euribor plus 90 basis points (3.73% at September 30, 2001).  This discretionary line of credit has no expiration date.  As of September 30, 2001, the outstanding balance was 13.4 million French francs or $1.9 million, which is included in income taxes and other current liabilities.  Our credit agreement contains certain financial covenants, but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of September 30, 2001.

       Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations and the amounts available under our line of credit, are expected to be sufficient to satisfy our anticipated needs for working capital, capital expenditures and cash dividends for all future periods.

New Accounting Pronouncements

       On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets.  Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase accounting method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization.  We have assessed the impact of SFAS 141 and 142 on our financial condition and results of operations.  At the present, we believe there is no impairment of goodwill.  Further, recorded goodwill of $145.0 million as of  September 30, 2001 will no longer be amortized starting on January 1, 2002.  This will reduce our expected amortization expense by $5.3 million in 2002.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

       We had approximately $86.6 million of cash and investments on September 30, 2001, all of which were cash and cash equivalents.  Substantially all of the cash equivalents are money market securities from domestic issuers.  Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk.  We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates.  A rise in interest rates could negatively affect the fair value of our investments.  We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investing practices.

Cautionary Statement Relevant to Forward-Looking Information

       Our discussions and analysis of our financial condition and results of operations, including our market risk discussions, contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations or beliefs, including, but not limited to, our current assumptions about future financial performance, anticipated problems and our plans for future operations, which are subject to various risks and uncertainties.  When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases "believes", "may", "will", "expects", "should", "continue", "anticipates", "intends", "will likely result", "estimates", "projects" or similar expressions and variations thereof are intended to identify such forward-looking statements.  However, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including those described in Exhibit 99 to our Form 10-K filed with the Securities and Exchange Commission with respect to the fiscal year ended December 31, 2000.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

              None.

ITEM 2.  Changes in Securities and Use of Proceeds

              None.

ITEM 3.  Defaults Upon Senior Securities

              None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

              None.

ITEM 5.  Other Information

              None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

              None.

(b)         Reports on Form 8-K

              A report on Form 8-K was filed by the Company on July 18, 2001; such report contained information under Item 9 (Regulation FD) and included as an exhibit under Item 7 a copy of the Company's earnings release for the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 14, 2001

C.H.ROBINSON WORLDWIDE, INC.

By	/s/ D.R. Verdoorn
D.R. Verdoorn
Chief Executive Officer

By	/s/ Thomas K. Mahlke
Thomas K. Mahlke
Controller
(principal accounting officer)