Form 10-K
period 2001-12-31
C H ROBINSON WORLDWIDE INC
filed 2002-03-15
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 8, 2002 was approximately $2,230,052,336 (based on the last sale price of such stock as quoted on The Nasdaq National Market ($31.16) on such date).

As of March 8, 2002, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 84,504,469.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2001 (the “Annual Report”), are incorporated by reference in Part II.

Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 7, 2002 (the “Proxy Statement”), are incorporated by reference in Part III.

PART I

ITEM 1.    BUSINESS

Overview

Founded in 1905, C.H. Robinson Worldwide, Inc. (the “Company” or “Robinson”) is one of the largest third-party logistics companies in North America with 2001 gross revenues of $3.09 billion. The Company is a global provider of multimodal transportation services and logistics solutions through a network of 139 offices in the United States, Canada, Mexico, Europe and South America. Through contracts with approximately 20,000 motor carriers, Robinson maintains the single largest network of motor carrier capacity in North America and is one of the largest third-party providers of intermodal services in the United States. In addition, Robinson regularly provides air, ocean and customs services. As an integral part of its transportation services, Robinson provides a wide range of value-added logistics services, such as fresh produce sourcing, freight consolidation, information reporting and cross-docking. During 2001, Robinson handled approximately 2.5 million shipments for more than 15,000 customers ranging from Fortune 100 companies to small businesses in a wide variety of industries.

Robinson has developed global multimodal transportation and distribution networks to provide seamless logistics services worldwide. As a result, the Company has the capability of managing all aspects of the supply chain on behalf of its customers. As a non-asset based transportation provider, Robinson can focus on optimizing the transportation solution for its customer rather than on its own asset utilization, using established relationships with motor carriers, railroads (primarily intermodal service providers), air freight and ocean carriers.

Throughout its 96-year history, the Company has been in the business of sourcing fresh produce. Much of Robinson’s logistics expertise can be traced to its significant experience in handling perishable commodities. Due to the time-sensitive nature and quality requirements of the shipments, fresh produce represents a unique logistics challenge, and the distribution and transportation costs are significant. Robinson has developed a network of produce sources and maintains access to specialized equipment and transportation modes designed to ensure timely delivery of uniform quality produce. In response to demand from large grocery retailers and food service distributors, the Company has developed its own brand of produce, The Fresh 1®, and entered into licensing agreements for national brand names. The produce for these brands is sourced through various relationships and packed to order through contract packing agreements.

Robinson’s business philosophy has accounted for its strong historical results and has positioned the Company for continued growth. The Company’s principal competitive advantage is its large decentralized branch network, staffed by approximately 2,670 salespersons who are in close proximity to both customers and carriers. This facilitates quick responses to customers’ changing needs. Branch employees act as a team in both marketing Robinson’s services and providing these services to individual customers. Robinson compensates its branch employees principally on the basis of individual performance and their branch’s profitability, which in the Company’s opinion produces a more service-oriented, focused and creative sales force. The Company believes its employees continue to hold substantial amounts of the Company’s Common Stock.

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

In January 2002, the Company acquired the ongoing operations and certain assets of Smith Terminal Transportation Services, Inc., which does business as FTS, a privately held, non-asset based third-party provider of transportation and logistics services, located in Miami, Florida. FTS had annual gross revenues of approximately $27 million in 2001.

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

Multimodal Transportation Services

On a day-to-day basis, customers communicate their freight needs, typically on a load-by-load basis, to Robinson by means of a telephone call, fax transmission, Internet, e-mail or EDI message to the branch office salesperson responsible for the particular customer. All appropriate information about each load is entered into the Company’s computer based operating system. With the help of the operating system, a salesperson then determines the appropriate mode of transportation for the load and selects a carrier or carriers, based upon the salesperson’s knowledge of the carrier’s service capability, equipment availability, freight rates and other relevant factors. A salesperson then communicates with the carrier’s dispatch office to confirm a price for the transportation and the carrier’s commitment to provide the transportation. At this point, the salesperson provides the carrier information to the customer, together with the Company’s sales price, which is intended to provide a profit to Robinson for the totality of services performed for the customer. By accepting the customer’s order, Robinson becomes legally responsible for transportation of the load from origin to destination. The carrier’s contract is with Robinson, not the customer, and Robinson is responsible for prompt payment of carrier charges. Robinson is also responsible to its customer for any claims for damage to freight while in transit or performance. In most cases, Robinson receives reimbursement from the carrier for these claims.

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

The Company is capable of arranging several modes of transportation services on a worldwide basis:

•
Truck — Through its contracts with approximately 20,000 motor carriers, Robinson maintains access to dry vans, temperature-controlled units and flatbeds. It offers both time-definite and expedited truck transportation. In many instances, particularly in connection with its sourcing business, the Company will consolidate partial loads for several customers into full truckloads.

•
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

•
Intermodal — Intermodal transportation involves the shipment of trailers or containers by a combination of truck, rail and/or ship in a coordinated manner. Robinson provides intermodal service by both rail and ship, arranges local pickup and delivery (known as drayage) through local motor carriers and provides temperature-controlled double and triple-stacked intermodal containers. The Company currently owns or leases approximately 180 intermodal containers. Robinson also has intermodal marketing contracts with railroads, which give the Company access to additional trailers and containers.

•
Ocean — As an indirect ocean carrier and freight forwarder, Robinson consolidates shipments, determines routing, selects ocean carriers, contracts for ocean shipments, provides for local pickup and delivery of shipments and arranges for customs clearance of shipments, including the payment of duties.

•	Air — The Company provides door-to-door service as a full-service air freight forwarder, both domestically and internationally.

The table below shows the Company’s gross profits by transportation mode for the periods indicated:

Transportation Gross Profits
(in thousands)
	Year Ended December 31,
	1997	1998	1999	2000	2001
Truck(1)	$133,110	$164,186	$202,877	$313,650	$347,991
Intermodal	9,680	6,671	10,738	14,422	16,119
Ocean	9,226	10,215	11,476	16,337	16,345
Air	1,954	3,427	2,858	3,555	2,699
Miscellaneous(2)	5,290	5,298	5,899	7,177	7,286

Total	$159,260	$189,797	$233,848	$355,141	$390,440

(1)	Includes LTL gross profits.

(2)	Consists of customs clearance (Automated Brokerage Interface (ABI) and Automated Clearing House (ACH) capabilities with the U.S. Customs Service), warehousing, and other miscellaneous services.

Transportation accounted for approximately 79%, 85% and 86% of the Company’s gross profits in 1999, 2000 and 2001, respectively.

As Robinson has emphasized integrated logistics solutions, its relationships with many customers have become broader, with the Company becoming a business partner responsible for a greater portion of supply chain management. Customers may be served by specially created Robinson teams and through several branches. Robinson’s multimodal transportation services are provided to numerous international customers through its domestic branch offices as well as through branch offices in Canada, Mexico, Belgium, England, France, Germany, Italy, Poland, Spain, Argentina, Brazil, Chile and Venezuela. The Notes to the Company’s Consolidated Financial Statements present Robinson’s gross revenues from international customers for the years ended December 31, 1999, 2000 and 2001 and the Company’s long-lived assets as of December 31, 2000 and 2001, in the United States and in foreign locations.

Sourcing

Throughout its 96-year history, Robinson has been in the business of sourcing fresh produce. Much of the Company’s logistics expertise can be traced to Robinson’s significant experience in handling perishable commodities. Because of its perishable nature, produce must be quickly packaged, transported within tight timetables in temperature controlled equipment and distributed quickly to replenish high turnover inventories maintained by wholesalers, food service companies and retailers. In most instances, Robinson consolidates individual customers’ produce orders into truckload quantities at the point of origin and arranges for transportation of the truckloads, often to multiple destinations. The Company’s sourcing business is with produce wholesalers, who purchase produce in relatively large quantities through Robinson and resell the produce to grocery retailers, restaurants and other resellers of food, food service companies and with grocery store chains and other multistore retailers.

During the past six years, the Company has actively sought to expand its food sourcing customer base by focusing on the larger multistore retailers. As these retailers have expanded through store openings and industry consolidation, their traditional methods of produce sourcing and store-level distribution, which relied principally on regional or even local purchases from wholesalers, have become inefficient. Robinson’s logistics and perishable commodities sourcing expertise can greatly improve the retailers’ produce purchasing as well as assure uniform quality from region to region and store to store. The Company provides just-in-time replenishment services to retailers. The Company introduced its proprietary The Fresh 1® brand of produce in 1989, which includes a wide range of uniform quality, top grade fruits and vegetables purchased from various domestic and international growers. Since 1998, Robinson has entered into new sourcing programs, including licensing agreements for major national brands, that have expanded the Company’s market presence and sourcing capabilities with respect to both product lines and nationally recognized brand names.

Sourcing accounted for approximately 15%, 10% and 10% of the Company’s gross profits in 1999, 2000 and 2001, respectively.

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

Through the first half of 2001, a Robinson subsidiary, Payment & Logistics Services, Inc., provided freight payment services to shippers. Robinson closed this business on June 30, 2001.

The Company’s carrier information services accounted for approximately 6%, 5% and 5% of the Company’s gross profits in 1999, 2000 and 2001, respectively.

Organization

To allow the Company to stay close to customers and markets, Robinson has created and continues to expand a network of 139 offices supported by executives and services in a central office.

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

As of December 31, 2001, Robinson’s branch salespersons represented approximately 71% of the Company’s total work force and all branch employees, including support staff, represented over 82% of the Company’s work force. At December 31, 2001, the number of salespersons per branch ranged from two to approximately 475.

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

Branch Employees.    For almost two decades, new branch salespersons have been hired through a sophisticated profiling system using standardized tests to measure an applicant against the traits determined by the Company to be those of successful Robinson employees. These common traits facilitate cooperative efforts necessary for the success of each office. Applicants are recruited from across the United States, Canada, Mexico, South America and Europe, typically have college degrees and some have business experience, not necessarily within the transportation industry. The Company is highly selective in determining to whom it offers employment.

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

Employees at the branch level form a team, which is enhanced by Robinson’s incentive compensation system. Under this system, part of the cash compensation of most branch managers and salespersons is dependent on the profitability of the particular branch or business unit. For any calendar year, branch managers and salespersons who have been employed for at least one complete year are paid a portion of the branch’s earnings for that calendar year, based on a system of “points” awarded to the employees on the basis of their productivity and contribution. Most of a branch manager’s cash compensation is provided by this compensation program. For 2001, incentive-based cash compensation averaged approximately 30% of branch salespersons’ total cash compensation, 68% of branch managers’ total cash compensation and 63% of officers’ total cash compensation. Branch employees can earn significant individual incentive compensation based on achieving individual growth goals, and in the Company’s Profit Sharing Plan, contributions that depend on overall Company profitability and other factors. In connection with establishing new branches and other special circumstances, Robinson may guarantee a level of compensation to the branch manager and key salespersons.

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

Executive Officers

Under the Company’s decentralized operating system, branch managers report directly to, and receive guidance and support from, a small group of executive officers at the Company’s central office. Customers, carriers, managers and employees have direct access to D.R. Verdoorn, the Company’s Chief Executive Officer, John Wiehoff, the Company’s President, and all other executive officers. These executives provide training and education concerning logistics, develop new services and applications to be offered to customers and provide broad market analysis.

The executive officers of the Company serve at the discretion of the Board of Directors and are chosen annually by the Board of Directors. Set forth below are the names, ages and positions of the executive officers of the Company.

Name	Age	Position
D.R. Verdoorn	63	Chairman of the Board and Chief Executive Officer
John P. Wiehoff	40	President and Director
Barry W. Butzow	55	Senior Vice President and Director
Gregory D. Goven	50	Senior Vice President and Director
Owen P. Gleason	50	Vice President, General Counsel and Secretary
James V. Larsen	48	Vice President
Chad M. Lindbloom	37	Vice President and Chief Financial Officer
Timothy P. Manning	37	Vice President
Joseph J. Mulvehill	48	Vice President, International
Michael T. Rempe	48	Vice President, Produce
Paul A. Radunz	45	Vice President and Chief Information Officer
Scott A. Satterlee	33	Vice President
Mark A. Walker	44	Vice President
Troy A. Renner	37	Treasurer
Thomas K. Mahlke	30	Corporate Controller

D.R. Verdoorn has been Chief Executive Officer of the Company and its predecessor since 1977, and a director since 1975. In 1998, Mr. Verdoorn was also named Chairman of the Board. He has been with the Company since 1963. He has served on the Boards of Directors for United Fresh Fruit and Vegetable Association and the Produce Marketing Association. Since October 2000, he has served as a director of G&K Services, Inc., a provider of corporate identity apparel programs and facility services. Mr. Verdoorn attended Central College in Pella, Iowa. On February 22, 2002, the Company announced John P. Wiehoff would be named Chief Executive

Officer as of May 7, 2002, the date of the Company’s Annual Meeting of Stockholders. Following the transition, Mr. Verdoorn will continue to serve as Chairman of the Board of Directors.

John P. Wiehoff has been President of the Company since December 1999 and a director of the Company since December 2001. Previous positions with the Company include Senior Vice President and Chief Financial Officer from July 1998 to December 1999, Treasurer from August 1997 to July 1998 and Corporate Controller from 1992 to July 1998. Prior to that, he was employed by Arthur Andersen LLP. He holds a Bachelor of Science degree from St. John’s University. On February 22, 2002, the Company announced Mr. Wiehoff would be named Chief Executive Officer as of May 7, 2002, the date of the Company’s Annual Meeting of Stockholders.

Barry W. Butzow has been a Vice President of the Company since 1984 and a director since 1986. In October 1998, he was named a Senior Vice President. He began employment with the Company in 1969. He holds a Bachelor of Arts degree from Moorhead State University.

Gregory D. Goven has been a Vice President of the Company since 1988, and was named a Senior Vice President in October 1998. Mr. Goven has been a director since 2000. Mr. Goven joined the Company in 1973. Mr. Goven holds a Bachelor of Science degree from North Dakota State University. Mr. Goven’s wife is the first cousin of Mr. Verdoorn.

Owen P. Gleason has been Vice President, General Counsel and Secretary of the Company since 1990 and served as corporate counsel since 1978. Mr. Gleason was also a director of the Company from 1986 until 2001. Mr. Gleason holds a law degree from Oklahoma City University and a Bachelor’s Degree from Ripon College.

James V. Larsen has been a Vice President since July 1999. Prior to that, he served as Vice President of Sales, and later as President, of Preferred Translocation Systems, which he founded in 1986 and which was acquired by the Company in July 1998.

Chad M. Lindbloom has been Vice President and Chief Financial Officer of the Company since December 1999. From June 1998 until December 1999, he served as the Company’s Corporate Controller. Mr. Lindbloom joined the Company in 1990 as a staff accountant. Mr. Lindbloom holds a Bachelor of Science degree and a Masters of Business Administration from the Carlson School of Management at the University of Minnesota.

Timothy P. Manning has been a Vice President since December 1999. Previous positions with the Company include Transportation Manager in the St. Louis branch office, and in October 1998, Mr. Manning was named Director of Operations. Mr. Manning joined the Company in 1989. Mr. Manning holds a Bachelor of Science degree from the University of Minnesota.

Joseph J. Mulvehill has been Vice President, International since 1998. Prior to this, he was Manager of the Miami branch office from 1982 to 1998. Mr. Mulvehill joined the Company in 1975. Mr. Mulvehill holds a Bachelor of Arts degree from the University of St. Thomas.

Michael T. Rempe has been Vice President, Produce since 1994, after starting with the Company in 1989 as Director of Produce Merchandising. Prior to that, he held several senior positions in the retail grocery industry. Mr. Rempe has served on the board of directors of the Produce Marketing Association and is currently on the board of directors of the United Fresh Fruit and Vegetable Association. Mr. Rempe attended Indiana University Purdue University at Indianapolis.

Paul A. Radunz has been Vice President and Chief Information Officer of the Company since October 2001. Prior to joining the Company, he served as Senior Vice President and Chief Information Officer of GE Card Services and GE Capital Fleet Services. Mr. Radunz has a Bachelor of Arts from St. Olaf College.

Scott A. Satterlee has been a Vice President since February 2002. Additional positions with the Company include Director of Operations and Manager of the Salt Lake City branch office. Mr. Satterlee joined the Company in 1991. Mr. Satterlee holds a Bachelor of Arts from the University of St. Thomas.

Mark A. Walker has been a Vice President since December 1999. Additional positions with the Company include Chief Information Office from December 1999 to October 2001, President of T–Chek Systems, Inc. and President of Payment & Logistics Services LLC. Mr. Walker joined the Company in 1980. Mr. Walker holds a

Bachelor of Sciences degree from Iowa State University and a Masters of Business Administration from the University of St. Thomas.

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

Employees

As of December 31, 2001, the Company had a total of 3,770 employees, substantially all of whom are full-time employees and approximately 3,100 of whom were located in the Company’s branch offices. Corporate services such as accounting, information systems, legal, credit support and claims support are provided centrally. Robinson believes that its compensation and benefit plans are among the most competitive in the industry and that its relationship with employees is excellent.

Customers and Marketing

Robinson seeks to establish long-term relationships with its customers and to increase the amount of business done with each customer by seeking to provide the customer with a full range of logistics services. The Company serves over 15,000 customers worldwide ranging from Fortune 100 companies to small businesses in a wide variety of industries. During 2001, no customer accounted for more than 7% of gross revenues or 3% of gross profits. In recent years, revenue growth has been achieved through the growth and consolidation of customers, expansion of the services provided by the Company and an increase in the number of customers served.

Robinson believes that decentralization allows salespersons to better serve its customers by fostering the development of a broad knowledge of logistics and local and regional market conditions as well as the specific logistics issues facing individual customers. With the guidance of experienced branch managers (who have an average tenure of 11 years with the Company), branches are given significant latitude in pursuing opportunities and committing the Company’s resources to serve customers.

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

As of December 31, 2001, Robinson had contracts with approximately 20,000 motor carriers (providing access to temperature controlled vans, dry vans and flatbeds). Those carriers include owner-operators of a single truck, small and mid-size fleets, private fleets and the largest national trucking companies. Consequently, the Company is not dependent on any one carrier Robinson qualifies each motor carrier to assure that it is properly licensed and insured and has the resources to provide the necessary level of service on a dependable basis.

As of December 31, 2001, Robinson also had intermodal marketing contracts with railroads, including all of the major North American railroads, giving the Company access to additional trailers and containers. The Company’s contracts with railroads govern the transportation services and payment terms by which Robinson’s intermodal shipments are transported by rail. Intermodal transportation rates are typically negotiated between the Company and the railroad on a customer-specific basis.

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

The Company often competes with respect to price, scope of services or a combination thereof, but believes that its most significant competitive advantages are:

•	its large decentralized branch network which enables the Company’s salespersons to gain significant knowledge about individual customers, carriers and the local and regional markets they serve,

•	its technology, including Internet communications capabilities,

•	its ability to provide a broad range of logistics services and

•	its ability to provide door-to-door services on a worldwide basis.

Communications and Information Systems

To handle the large number of daily transactions and to accommodate its decentralized branch system, the Company has designed an extensive communications and information system. Employees are linked with each other and with customers and carriers by telephone, facsimile, Internet, e-mail and/or EDI to communicate requirements and availability, to confirm and bill orders and, through the Company’s Internet sites CHRWonline and CHRWtrucks.com, to contract loads or equipment and track and trace shipments. Customers and carriers also have access to Robinson’s systems through the Internet. The Company has developed its own proprietary computer based systems that help salespersons service customer orders, select the optimal modes of transportation, build and consolidate loads and select routes, all based on customer-specific service parameters. These systems also make load data visible to the entire sales team as well as customers and carriers, enabling the salespersons to select carriers and track loads in progress, and automatically provide visible alerts to any arising problems. Robinson’s internally developed proprietary decision support system uses data captured from daily transactions to generate various management reports which are available to the Company’s logistics customers to provide information on traffic patterns, product mix and production schedules, and enables customers to analyze their own customer base, transportation expenditure trends and the impact on out-of-route and out-of-stock costs.

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

Robinson is subject to licensing and regulation as a transportation provider. The Company is licensed by the Department of Transportation (“DOT”) as a broker in arranging for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. The Company provides motor carrier transportation services that require registration with the DOT and compliance with certain economic regulations administered by the DOT, including a requirement to maintain insurance coverage in minimum prescribed amounts. The Company is subject to regulation by the Federal Maritime Commission as an ocean freight forwarder and maintains a non-vessel operating common carrier bond. The Company operates as an indirect air cargo carrier subject to economic regulation by the DOT. The Company provides customs brokerage services as a customs broker under a license issued by the United States Customs Service of the Department of Treasury. The Company sources fresh produce under a license issued by the United States Department of Agriculture. Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. The Company’s T-Chek operations have recently become subject to federal and state money transfer regulations. Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, the Company and several of its subsidiaries continue to be subject to a variety of licensing requirements. The Company and the carriers that the Company relies on in arranging transportation services for its customers are also subject to a variety of federal and state safety and environmental regulations. Although compliance with the regulations governing licensees in these areas has not had a materially adverse effect on the Company’s operations or financial condition in the past, there can be no assurance that such regulations or changes thereto will not adversely impact the Company’s operations in the future. Violation of these regulations could also subject the Company to fines or, in the event of serious violation, suspension or revocation of operating authority as well as increased claims liability.

Risk Management and Insurance

In its truck and intermodal operations, Robinson assumes cargo risk to its customers. The Company subrogates its losses against the motor or rail carrier with the transportation responsibilities. Robinson requires all motor carriers participating in its contract program to carry at least $750,000 in general auto insurance and $25,000 in cargo insurance. Many carriers carry insurance limits exceeding these minimums. Railroads, which are generally self-insured, provide limited common carrier liability protection, generally up to $250,000 per shipment. For both truck and rail transportation, higher coverage is available to the customer on a load-by-load basis at an additional price.

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

Agricultural chemicals used on agricultural commodities intended for human consumption are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Concern about particular chemicals and alleged contamination has led to recalls of products, and tort claims have been brought by consumers of allegedly affected produce. Because the Company is a seller of produce, it may have legal responsibility arising from sales of produce. While the Company carries product liability coverage of $75 million, settlement of class action claims is often costly, and Robinson cannot assure that its liability coverage will be adequate and will continue to be available. In addition, in connection with any recall, Robinson may be required to bear the cost of repurchasing, transporting and destroying any allegedly contaminated product, for which it is not insured. Any recall or allegation of contamination could affect the Company’s reputation, particularly of its the Fresh 1® brand. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.

Forward-Looking Statements

This Form 10-K Annual Report and the Company’s financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and other documents incorporated by reference contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our current assumptions about future financial performance, anticipated problems, and our plans for future operations, which are subject to various risks and uncertainties. When used in this Form 10–K and in future filings by the Company with the Securities and Exchange

Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases “believes,” “may,” “will,” “expects,” “should,” continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects,” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10–K that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending upon a variety of important factors, including those described in Exhibit 99 to this Form 10–K.

ITEM 2.    PROPERTIES

All of the Company’s 139 offices are leased from third parties under leases with initial terms ranging from three to ten years. The Company leases approximately 65,000 square feet of office space in Eden Prairie, Minnesota as its corporate headquarters, and an additional approximately 40,000 square feet of office space in Eden Prairie for branch sales and operating activities. Robinson’s corporate headquarters and Eden Prairie sales office leases expire in 2005. The following table sets forth certain information with respect to the Company’s largest branch offices:

City/State	Approximate Square Feet
Chicago, IL	90,000
Southfield, MI	15,206
Des Plaines, IL	14,725
Coralville, IA	10,071
Oak Brook, IL	9,861
Tampa, FL	8,721
College Park, GA	8,668
Burr Ridge, IL	7,328
Cordova, TN	7,276
Grand Rapids, MI	7,074
Montvale, NJ	6,952
Brooklyn Center, MN	6,603
Paulsboro, NJ	5,910
Woburn, MA	5,871
Overland Park, KS	5,821
Sugarland, TX	5,700
Charlotte, NC	5,697
Indianapolis, IN	5,686

The Company also leases approximately 500,000 square feet of warehouse space throughout the country. Of this total, 130,000 square feet is in Omaha, Nebraska, 70,000 square feet is in La Vergne, Tennessee, 70,000 square feet is in Bolingbrook, Illinois, 55,665 square feet is in Aurora, Colorado, 53,300 square feet is in Medley, Florida, 40,800 square feet is in Rochester, NY and 38,400 square feet is in Jacksonville, Florida. The Company considers its current offices adequate for its current level of operations. Robinson has not had difficulty in obtaining sufficient office space and believes it can renew existing leases or relocate branches to new offices as leases expire.

ITEM 3.    LEGAL PROCEEDINGS

The Company is currently not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

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

2001	Low	High
Fourth Quarter	$25.781	$30.297
Third Quarter	25.188	31.594
Second Quarter	22.813	31.281
First Quarter	22.938	32.250

2000	Low	High
Fourth Quarter	$23.969	$32.500
Third Quarter	23.500	31.883
Second Quarter	17.500	25.398
First Quarter	18.625	25.500

On March 8, 2002, the closing sales price per share of the Company’s Common Stock as quoted on The Nasdaq National Market was $31.16 per share. On March 8, 2002, there were approximately 1,800 holders of record of the Company’s Common Stock. In conjunction with the initial public offering, the Company’s Board of Directors authorized a stock repurchase program under which up to 2,000,000 shares of the Company’s Common Stock may be repurchased from time to time through open market transactions, block purchases, tender offers, private transactions, accelerated share repurchase programs or otherwise. During 1999, the Board of Directors also authorized a second stock repurchase plan, allowing for the repurchase of 4,000,000 shares. The Company intends to fund such repurchases with internally generated funds.

The Company declared quarterly dividends during 2000 for an aggregate of $0.17 per share, and quarterly dividends during 2001 for an aggregate of $0.21 per share. The Company has declared a quarterly dividend of $0.06 per share payable to shareholders of record as of March 8, 2002 payable on April 1, 2002. The declaration of dividends by the Company is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon the results of operations, capital requirements and financial condition of the Company, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or continue to pay dividends on the shares of Common Stock in the future.

ITEM 6.    SELECTED FINANCIAL DATA

Selected consolidated financial and operating data on page 5 of the Annual Report is incorporated in this Form 10-K by reference. This information is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management’s Discussion and Analysis on pages 6 through 9 of the Annual Report is incorporated in this Form 10-K by reference. This section is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about Market Risk on page 9 of the Annual Report is incorporated in this Form 10-K by reference. This section is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and notes thereto on pages 10 through 20 of the Annual Report are incorporated in this Form 10-K by reference. These financial statements are also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the Company’s Board of Directors contained under the heading “Election of Directors”, and information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated in this Form 10-K by reference. Information with respect to the Company’s executive officers is provided in Part I,
Item 1.

ITEM 11.    EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” in the Proxy Statement (except for the information set forth under the subcaption “Compensation Committee Report on Executive Compensation”) is incorporated in this Form 10-K by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated in this Form 10-K by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading “Certain Transactions” in the Proxy Statement is incorporated in this Form 10-K by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements.

The Company’s consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements at page F-1, on pages 10 through 20 of the Annual Report are incorporated in this Form 10-K by reference. These financial statements are included in Exhibit 13 to this Form 10-K, as filed with the SEC.

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

†10.1	Operational Executive Compensation Program for 1999 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

†10.2	1997 Omnibus Stock Plan (as amended May 1, 2001) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

†10.3	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.4	C.H. Robinson Worldwide, Inc. Directors’ Stock Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10–K for the year ended December 31, 1998)

†10.5
Form of Management—Employee Agreement between the Company and each of D.R. Verdoorn and Barry Butzow (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.6
Form of Management—Employee Agreement entered into by Gregory Goven and Michael Rempe (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

10.7	Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S–1, Registration No. 333-33731)

10.8
Master Equipment Lease Agreement, dated August 19, 1994, between Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

10.9
Keep-Well Agreement, dated August 19, 1994, between C.H. Robinson, Inc., Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.10	Management Bonus Plan (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10–K for the year ended December 31, 1999)

10.11
Asset Purchase Agreement dated November 18, 1999, by and among the Company, C.H. Robinson Company, American Backhaulers, Inc., Paul L. Loeb, the Paul L. Loeb Family Trust and the Jodi Sue Loeb Family Trust (Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8–K dated December 28, 1999)

†10.12	Robinson Companies Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-47080)

10.13	Robinson Companies Nonqualified Deferred Compensation Plan Trust Agreement, dated January 1, 2001, by and between C. H. Robinson Worldwide, Inc. and American Express Trust Company

†10.14	Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C. H. Robinson Worldwide, Inc. and John P. Wiehoff

*13	Selected pages of the Company’s Annual Report to Stockholders for the year ended December 31, 2001

*21	Subsidiaries of the Company

*23	Consent of Arthur Andersen LLP

24	Powers of Attorney (included on signature page of this Report)

*99	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10–K pursuant to Item 14(c) of the Form 10–K Report.

*	Filed herewith

(b)	Reports on Form 8–K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

(c)	See Item 14(a)(3) above.

(d)	See Item 14(a)(2) above.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements of the Company and its subsidiaries required to be included in Item 14(a)(1) are listed below:

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Financial Statements (incorporated by reference under Item 8 of Part II from pages 10 through 20 of the Company’s Annual Report to Stockholders for the year ended December 31, 2001):

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders’ Investment and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

F-1

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on March 15, 2002.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Owen P. Gleason
Owen P. Gleason Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2002.

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

Signature	Title

/s/ D. R. Verdoorn D.R. Verdoorn	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Chad M. Lindbloom Chad M. Lindbloom	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Thomas K. Mahlke Thomas K. Mahlke	Corporate Controller (Principal Accounting Officer)

/s/ Looe Baker III Looe Baker III	Director

/s/ Barry W. Butzow Barry W. Butzow	Senior Vice President and Director

/s/ Robert Ezrilov Robert Ezrilov	Director

/s/ Gerald A. Schwalbach Gerald A. Schwalbach	Director

/s/ Gregory D. Goven Gregory D. Goven	Senior Vice President and Director

/s/ Wayne M. Fortun Wayne M. Fortun	Director

/s/ John P. Wiehoff John P. Wiehoff	President and Director

Report of independent public accountants

To C.H. Robinson Worldwide, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in C.H. Robinson Worldwide, Inc.’s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The accompanying schedule is the responsibility of the company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen

Minneapolis, Minnesota
February 4, 2002

C.H. Robinson Worldwide, Inc.

Schedule II. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

The transactions in the allowance for doubtful accounts for the years ended December 31, 2001, 2000 and 1999 were as follows (in thousands):

	December 31, 2001	December 31, 2000	December 31, 1999
Balance, beginning of year	$22,712	$18,280	$12,412
Provision	9,043	7,940	10,393
Write-offs	(8,744)	(3,508)	(4,525)

Balance, end of year	$23,011	$22,712	$18,280

S-1

Index to Exhibits

Number	Description
3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

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

†10.1	Operational Executive Compensation Program for 1999 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

†10.2	1997 Omnibus Stock Plan (as amended May 1, 2001) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

†10.3	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.4	C.H. Robinson Worldwide, Inc. Directors’ Stock Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10–K for the year ended December 31, 1998)

†10.5
Form of Management—Employee Agreement between the Company and each of D.R. Verdoorn and Barry Butzow (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.6
Form of Management—Employee Agreement entered into by Gregory Goven and Michael Rempe (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

10.7	Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

10.8
Master Equipment Lease Agreement, dated August 19, 1994, between Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

10.9
Keep-Well Agreement, dated August 19, 1994, between C.H. Robinson, Inc., Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.10	Management Bonus Plan (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.11
Asset Purchase Agreement dated November 18, 1999, by and among the Company, C.H. Robinson Company, American Backhaulers, Inc., Paul L. Loeb, the Paul L. Loeb Family Trust and the Jodi Sue Loeb Family Trust (Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8–K dated December 28, 1999).

†10.12	Robinson Companies Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-47080)

10.13	Robinson Companies Nonqualified Deferred Compensation Plan Trust Agreement, dated January 1, 2001, by and between C. H. Robinson Worldwide, Inc. and American Express Trust Company

†10.14	Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C. H. Robinson Worldwide, Inc. and John P. Wiehoff

*13	Selected pages of the Company’s Annual Report to Stockholders for the year ended December 31, 2001

*21	Subsidiaries of the Company

*23	Consent of Arthur Andersen LLP

24	Powers of Attorney (included on signature page of this Report)

*99	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10–K pursuant to Item 14(c) of the Form 10–K Report

*	Filed herewith