Form 10-Q
period 2002-03-31
C H ROBINSON WORLDWIDE INC
filed 2002-05-15
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Yes     /x/            No    /   /

As of April 30, 2002, the number of outstanding shares of the registrant’s common stock was 84,549,708.

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

ASSETS	March 31, 2002	December 31, 2001
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$118,037	$115,741
Receivables, net of allowance for doubtful accounts of $24,681 and $23,011	360,063	370,378
Deferred tax asset	11,104	12,164
Prepaid expenses and other	4,151	4,932

Total current assets	493,355	503,215

PROPERTY AND EQUIPMENT, net	29,799	30,920
INTANGIBLE AND OTHER ASSETS, net	162,808	149,355

Total assets	$685,962	$683,490

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$267,455	$267,708
Accrued expenses –
Compensation and profit-sharing contribution	11,756	32,098
Income taxes and other	28,447	23,722

Total current liabilities	307,658	323,528

LONG TERM LIABILITIES:
Deferred tax liability	3,922	3,241
Non-qualified deferred compensation obligation	1,872	906

Total liabilities	313,452	327,675

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 130,000 shares authorized; 85,040 and 85,008 shares issued, 84,567 and 84,457 shares outstanding	8,457	8,446
Additional paid-in capital	98,940	99,551
Retained earnings	286,485	270,711
Deferred compensation	(6,951)	(6,247)
Cumulative other comprehensive loss	(1,253)	(1,592)
Treasury stock at cost (473 and 551 shares)	(13,168)	(15,054)

Total stockholders’ investment	372,510	355,815

	$685,962	$683,490

The accompanying notes are an integral part of these condensed consolidated balance sheets.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2002	2001
GROSS REVENUES	$740,031	$732,484
COST OF TRANSPORTATION AND PRODUCTS	626,434	619,175

GROSS PROFIT	113,597	113,309
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Personnel expenses	58,886	57,263
Other selling, general, and administrative expenses	20,873	26,672

Total selling, general, and administrative expenses	79,759	83,935

INCOME FROM OPERATIONS	33,838	29,374
INVESTMENT AND OTHER INCOME	328	506

INCOME BEFORE PROVISION FOR INCOME TAXES	34,166	29,880
PROVISION FOR INCOME TAXES	13,324	11,746

NET INCOME	20,842	18,134

OTHER COMPREHENSIVE GAIN (LOSS):
Foreign currency translation adjustment	339	(38)

COMPREHENSIVE INCOME	$21,181	$18,096

BASIC NET INCOME PER SHARE	$0.25	$0.21

DILUTED NET INCOME PER SHARE	$0.24	$0.21

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	84,567	84,372

DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	1,411	1,383

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	85,978	85,755

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
OPERATING ACTIVITIES:
Net income	$20,842	$18,134
Adjustments to reconcile net income to net cash provided by operating activities–
Depreciation and amortization	3,542	4,838
Deferred compensation expense	222	183
Deferred income taxes	1,741	3,214
Loss on sale of assets	—	18
Changes in operating elements–
Receivables	14,431	(6,261)
Inventories	190	(156)
Prepaid expenses and other	601	(905)
Accounts payable	(1,563)	(9,155)
Accrued compensation and profit sharing contribution	(20,346)	(19,449)
Accrued income taxes and other	4,725	10,384

Net cash provided by operating activities	24,385	845

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,576)	(2,419)
Cash paid for acquisitions, net	(15,716)	—
Other, net	(93)	(1,548)

Net cash used for investing activities	(17,385)	(3,967)

FINANCING ACTIVITIES:
Sale of common stock	2,902	1,866
Repurchase of common stock	(2,542)	(2,867)
Cash dividends	(5,064)	(4,220)

Net cash used for financing activities	(4,704)	(5,221)

Net increase (decrease) in cash and cash equivalents	2,296	(8,343)

CASH AND CASH EQUIVALENTS, beginning of period	115,741	79,912

CASH AND CASH EQUIVALENTS, end of period	$118,037	$71,569

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General:

Basis of Presentation

C.H. Robinson Worldwide, Inc. and its Subsidiaries (“the Company,” “we,” “us,” or “our”) is a leading global provider of multimodal transportation services and logistics solutions, operating through a network of 144 offices in North America, South America and Europe. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and its majority owned and controlled subsidiaries. Minority interests in subsidiaries are not significant. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K.

2.	New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. We adopted SFAS No. 142 effective January 1, 2002.

As of March 31, 2002, we had goodwill and other intangible assets of $157.4 million that are subject to the provisions of SFAS No. 142 consisting of $155.5 million of unamortizable goodwill and intangible assets and $1.9 million of other amortizable intangible assets. We acquired the operating assets and certain liabilities of Smith Terminal Transportation Services (FTS) on January 15, 2002 which resulted in $12.0 million of unamortizable goodwill and $0.8 million of other intangible assets. We are in the process of completing an impairment test to determine the impact of adopting SFAS No. 142 on our earnings and financial position, and believe that the results of the initial impairment test of goodwill will not result in any transitional impairment losses as a cumulative effect of a change in accounting principle. Had SFAS No. 141 and 142 been effective January 1, 2001, net income and earnings per share would have been reported as the following amounts (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Reported net income	$20,842	$18,134
Add: Goodwill amortization, net of tax	—	798

Adjusted net income	$20,842	$18,932

Reported basic earnings per share	$0.25	$0.21
Add: Goodwill amortization, net of tax	—	0.01

Adjusted basic earnings per share	$0.25	$0.22

Reported diluted earnings per share	$0.24	$0.21
Add: Goodwill amortization, net of tax	—	0.01

Adjusted diluted earnings per share	$0.24	$0.22

Amortization expense for the three months ended March 31, 2002 was $188,000. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of March 31, 2002 is as follows:

2002	$698
2003	577
2004	546
2005	162
2006	162

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the our Condensed Consolidated Financial Statements and Notes thereto.

General

Gross revenues represent the total dollar value of services and goods we sell to our customers. Our costs of transportation and products include the contracted direct costs of transportation, including motor carrier, rail, ocean, air, and other costs, and the purchase price of the products we source. We act principally as a service provider to add value and expertise in the execution and procurement of these services for our customers. Our gross profit (gross revenues less cost of transportation, products, and handling) is the primary indicator of our ability to source, add value and resell services and products that are provided by third parties, and is considered by management to be our primary measurement of growth. Accordingly, the discussion of results of operations below focuses on the changes in our gross profit. Prior to our 2001 Annual Report filed on Form 10-K, gross profit was referred to as net revenues in our financial statements, company materials, and reports filed with the SEC.

In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. In recent years, our income from operations has been lower in the first quarter than in the other three quarters. Seasonality in the transportation industry has not had a significant impact on our results of operations or our cash flows in recent years. Also, inflation has not materially affected our operations due to the short-term, transactional basis of our business. However, we cannot fully predict the impact seasonality and inflation may have in the future.

Results of Operations

The following table summarizes our gross profit by service line:

	Three Months Ended March 31,
	2002	2001	% change
Gross profit (in thousands)
Transportation:
Truck	$85,952	$87,208	(1.4)%
Intermodal	4,168	3,745	11.3
Ocean	3,839	3,475	10.5
Air	553	663	(16.6)
Miscellaneous	2,056	1,637	25.6

Total transportation	96,568	96,728	(0.2)

Sourcing	11,324	11,530	(1.8)
Information services	5,705	5,051	12.9

Total	$113,597	$113,309	0.3%

The following table represents certain statement of operations data shown as percentages of our gross profit:

	Three Months Ended March 31,
	2002	2001
Gross profit	100.0%	100.0%
Selling, general, and administrative expenses:
Personnel expenses	51.8	50.6
Other selling, general, and administrative expenses	18.4	23.5

Total selling, general, and administrative expenses	70.2	74.1

Income from operations	29.8	25.9
Investment and other income	0.3	0.5

Income before provision for income taxes	30.1	26.4
Provision for income taxes	11.8	10.4

Net income	18.3%	16.0%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Gross Profit.    Gross revenues for the three months ended March 31, 2002 were $740.0 million, an increase of 1.0% over gross revenues of $732.5 million for the three months ended March 31, 2001. Gross profit for the three months ended March 31, 2002 was $113.6 million, an increase of 0.3% over gross profit of $113.3 million for the three months ended March 31, 2001. This was a result of a decrease in transportation services gross profit of 0.2% to $96.6 million, a decrease in sourcing gross profit of 1.8% to $11.3 million and an increase in information services gross profit of 12.9% to $5.7 million. Our gross profit typically grows at a different rate than our gross revenues due to the mix of services we provide.

Transportation gross profit was 85.0% of our total gross profit for the quarter. Our transportation gross profit declined by 0.2% in the first quarter primarily due to a decline of 1.4% in our truck transportation gross profit, which comprises 89% of total transportation gross profit. The decline in truck gross profit was due to a slight decline in truckload volumes, offset by a slight increase in truckload gross profit per transaction and an increase in our less-than-truckload gross profit.

Sourcing gross profit decreased 1.8% in the first quarter, as we continue to experience a transition in the customer base of our sourcing business. The Company continues to see the trend of less volume with its traditional business with produce wholesalers, which is offset by increases in volume and gross profit with large retailers.

Information services gross profit increased 12.9% in the first quarter. Gross profit related to T-Chek, which now comprises 100% of information services, increased 19.4 % during the quarter. This increase is due to growth in our customer base and a changing fee structure in the industry.

Selling, General, and Administrative Expenses.    Personnel expenses for the three months ended March 31, 2002 were $58.9 million, an increase of 2.8% over personnel expenses of $57.3 million for the three months ended March 31, 2001. Personnel expenses as a percentage of gross profit increased to 51.8% for the three months ended March 31, 2002 compared to 50.5% for the three months ended March 31, 2001 due to faster growth in our employee count compared to our gross profit growth.

Other selling, general, and administrative expenses for the three months ended March 31, 2002 were $20.9 million, a decrease of 21.7% from $26.7 million for the three months ended March 31, 2001. Amortization of goodwill and certain intangible assets has been eliminated due to the adoption of a new accounting standard effective January 1, 2002, which reduced amortization expense by $1.3 million in the first quarter. In addition, we had notable declines in communications costs, travel expenses, and contractor costs.

Income from Operations.    Income from operations was $33.8 million for the three months ended March 31, 2002, an increase of 15.2% over $29.4 million for the three months ended March 31, 2001. Income from operations as a percentage of gross profit was 29.8% and 25.9% for the three months ended March 31, 2002 and 2001.

Investment and Other Income.    Investment and other income was $0.3 million for the three months ended March 31, 2002, a decrease of 35.2% from $0.5 million for the three months ended March 31, 2001. This is due to lower interest rates associated with our short-term investments. Our cash and cash equivalents as of March 31, 2002 increased $46.5 million over the balance as of March 31, 2001.

Provision for Income Taxes.    Our effective income tax rates were 39.0% and 39.3% for the three months ended March 31, 2002 and 2001. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income.    Net income was $20.8 million for the three months ended March 31, 2002, an increase of 14.9% over $18.1 million for the three months ended March 31, 2001. Basic net income per share increased by 19.0% to $0.25 from $0.21 per share in 2001. Diluted net income per share increased 14.3% to $0.24 from $0.21 per share in 2001.

Liquidity and Capital Resources

We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $118.0 million and $115.7 million as of March 31, 2002 and December 31, 2001.

We generated $24.4 million and $0.8 million of cash flow from operations for the three months ended March 31, 2002 and 2001. The fluctuation in cash from operations was due primarily to improved receivables collection and slower gross revenue growth.

We used $17.4 million and $4.0 million of cash and cash equivalents for investing activities for the quarter ended March 31, 2002 and 2001. In January 2002, we acquired the operating assets and certain liabilities of Smith Terminal Transportation Services (FTS) for $15.7 million. For the quarter ended March 31, 2002 and 2001, we purchased $1.6 million and $2.4 million of property and equipment, consisting primarily of computers and related equipment.

We used $4.7 million and $5.2 million of cash and cash equivalents for financing activities for the quarter ended March 31, 2002 and 2001, primarily to pay quarterly cash dividends and to repurchase common stock. We declared a $0.06 per share dividend payable to shareholders of record as of March 8, 2002 that was paid on April 1, 2002.

We had a $40.0 million line of credit at an interest rate of LIBOR plus 60 basis points, which we terminated during the third quarter of 2001. During 2001, we borrowed $9.0 million on one day, all of which was repaid the following business day. We believe we could obtain a similar line of credit on short notice if needed.

We also have 3 million Euros (formerly denominated in French francs) available under a line of credit at an interest rate of Euribor plus 45 basis points (3.81% at March 31, 2002). This discretionary line of credit has no expiration date and is currently being renegotiated. As of March 31, 2002, we had no outstanding balance on this facility. As of March 31, 2001, the outstanding balance was 10.5 million French francs or $1.4 million, which is included in income taxes and other current liabilities. Our credit agreement contains certain financial covenants, but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of March 31, 2002.

Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations and the amounts available under our line of credit, will be sufficient to satisfy our anticipated needs for working capital, capital expenditures and cash dividends for all future periods.

Critical Accounting Policies

In the Company’s financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001, the Company’s most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to revenue recognition and allowance for doubtful accounts. The Company reviewed its policies and determined that those policies remain our most critical accounting policies for the quarter ended March 31, 2002. The Company did not make any changes in those policies during the quarter.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. We adopted SFAS No. 142 effective January 1, 2002.

As of March 31, 2002, we had goodwill and other intangible assets of $157.4 million that are subject to the provisions of SFAS No. 142 consisting of $155.5 million of unamortizable goodwill and intangible assets and $1.9 million of other amortizable intangible assets. We acquired the operating assets and certain liabilities of Smith Terminal Transportation Services (FTS) on January 15, 2002 which resulted in $12.0 million of unamortizable goodwill and $0.8 million of other intangible assets. We are in the process of completing an impairment test to determine the impact of adopting SFAS No. 142 on our earnings and financial position, and believe that the results of the initial impairment test of goodwill will not result in any transitional impairment losses as a cumulative effect of a change in accounting principle. Had SFAS No. 141 and 142 been effective January 1, 2001, net income and earnings per share would have been reported as the following amounts (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Reported net income	$20,842	$18,134
Add: Goodwill amortization, net of tax	—	798

Adjusted net income	$20,842	$18,932

Reported basic earnings per share	$0.25	$0.21
Add: Goodwill amortization, net of tax	—	0.01

Adjusted basic earnings per share	$0.25	$0.22

Reported diluted earnings per share	$0.24	$0.21
Add: Goodwill amortization, net of tax	—	0.01

Adjusted diluted earnings per share	$0.24	$0.22

Amortization expense for the three months ended March 31, 2002 was $188,000. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of March 31, 2002 is as follows:

2002	$698
2003	577
2004	546
2005	162
2006	162

Market Risk

We had approximately $118.0 million of cash and investments on March 31, 2002, all of which were cash and cash equivalents. Substantially all of the cash equivalents are money market securities from domestic issuers or bonds maturing in less than sixty days. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investing practices.

Cautionary Statement Relevant to Forward-Looking Information

Our discussions and analysis of our financial condition and results of operations, including our market risk discussions, contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our current assumptions about future financial performance, anticipated problems and our plans for future operations, which are subject to various risks and uncertainties. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including those described in Exhibit 99 to our Form 10–K filed with the Securities and Exchange Commission with respect to the fiscal year ended December 31, 2001.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

None.

ITEM 2.    Changes in Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8–K

A report on Form 8-K was filed by the Company on February 6, 2002; such report contained information under Item 9 (Regulation FD) and included as an exhibit under Item 7 a copy of the Company’s earnings release for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2002

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ JOHN P. WIEHOFF John P. Wiehoff Chief Executive Officer

By	/s/ THOMAS K. MAHLKE Thomas K. Mahlke Controller (principal accounting officer)