Form 10-Q
period 2002-06-30
C H ROBINSON WORLDWIDE INC
filed 2002-08-13
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

Yes  ☒    No  ☐

As of August 1, 2002, the number of outstanding shares of the registrant’s common stock was 84,577,391.

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

ASSETS	June 30, 2002	December 31, 2001
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$124,658	$115,741
Receivables, net of allowance for doubtful accounts of $26,169 and $23,011	409,056	370,378
Deferred tax asset	12,313	12,164
Prepaid expenses and other	5,084	4,932

Total current assets	551,111	503,215

PROPERTY AND EQUIPMENT, net	29,448	30,920
INTANGIBLE AND OTHER ASSETS, net	162,303	149,355

Total assets	$742,862	$683,490

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$299,878	$267,708
Accrued expenses –
Compensation and profit-sharing contribution	22,488	32,098
Income taxes and other	23,999	23,722

Total current liabilities	346,365	323,528

LONG TERM LIABILITIES:
Deferred tax liability	4,735	3,241
Non-qualified deferred compensation obligation	1,675	906

Total liabilities	352,775	327,675

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 130,000 shares authorized; 85,042 and 85,008 shares issued, 84,576 and 84,457 shares outstanding	8,458	8,446
Additional paid-in capital	97,858	99,551
Retained earnings	306,622	270,711
Deferred compensation	(6,783)	(6,247)
Cumulative other comprehensive loss	(2,483)	(1,592)
Treasury stock at cost (466 and 551 shares)	(13,585)	(15,054)

Total stockholders’ investment	390,087	355,815

	$742,862	$683,490

The accompanying notes are an integral part of these condensed consolidated balance sheets.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
GROSS REVENUES	$842,720	$796,694	$1,582,751	$1,529,178
COST OF TRANSPORTATION AND PRODUCTS	721,150	678,691	1,347,584	1,297,866

GROSS PROFIT	121,570	118,003	235,167	231,312
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Personnel expenses	58,634	56,445	117,520	113,708
Other selling, general, and administrative expenses	21,965	25,001	42,838	51,673

Total selling, general, and administrative expenses	80,599	81,446	160,358	165,381

INCOME FROM OPERATIONS	40,971	36,557	74,809	65,931
INVESTMENT AND OTHER INCOME	352	739	680	1,245

INCOME BEFORE PROVISION FOR INCOME TAXES	41,323	37,296	75,489	67,176
PROVISION FOR INCOME TAXES	16,117	14,654	29,441	26,400

NET INCOME	25,206	22,642	46,048	40,776

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(1,230)	(137)	(891)	(175)

COMPREHENSIVE INCOME	$23,976	$22,505	$45,157	$40,601

BASIC NET INCOME PER SHARE	$0.30	$0.27	$0.55	$0.48

DILUTED NET INCOME PER SHARE	$0.29	$0.26	$0.54	$0.48

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	84,339	84,353	84,307	84,362
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	1,641	1,529	1,518	1,456

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	85,980	85,882	85,825	85,818

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
OPERATING ACTIVITIES:
Net income	$46,048	$40,776
Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation and amortization	7,121	9,600
Deferred compensation expense	454	366
Deferred income taxes	1,345	3,205
Loss on sale of assets	335	270
Changes in operating elements –
Receivables	(35,794)	(23,995)
Prepaid expenses and other	(142)	(1,951)
Accounts payable	30,859	(11,312)
Accrued compensation and profit sharing contribution	(9,614)	(11,640)
Accrued income taxes and other	277	3,157

Net cash provided by operating activities	40,889	8,476

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(4,454)	(4,431)
Cash paid for acquisitions, net	(15,716)	—
Other, net	(470)	(366)

Net cash used for investing activities	(20,640)	(4,797)

FINANCING ACTIVITIES:
Sale of common stock	5,098	2,944
Repurchase of common stock	(6,298)	(6,500)
Cash dividends	(10,132)	(8,450)

Net cash used for financing activities	(11,332)	(12,006)

Net increase (decrease) in cash and cash equivalents	8,917	(8,327)

CASH AND CASH EQUIVALENTS, beginning of period	115,741	79,912

CASH AND CASH EQUIVALENTS, end of period	$124,658	$71,585

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and its Subsidiaries (“the Company,” “we,” “us,” or “our”) is a leading global provider of multimodal transportation services and logistics solutions, operating through a network of 146 offices in North America, South America, Europe and Asia. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and its majority owned and controlled subsidiaries. Minority interests in subsidiaries are not significant. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the six months ended June 30, 2002 and 2001 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K.

2.    New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. We adopted SFAS No. 142 effective January 1, 2002.

As of June 30, 2002, we had goodwill and other intangible assets of $157.4 million that are subject to the provisions of SFAS No. 142 consisting of $155.6 million of unamortizable goodwill and intangible assets and $1.8 million of other amortizable intangible assets. We completed an impairment test to determine the impact of adopting SFAS No. 142 on our earnings and financial position. This impairment test did not result in any impairment losses. Had SFAS No. 141 and 142 been effective January 1, 2001, net income and earnings per share would have been reported as the following amounts (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported net income	$25,206	$22,642	$46,048	$40,776
Add: Goodwill amortization, net of tax	—	780	—	1,578

Adjusted net income	$25,206	$23,422	$46,048	$42,354

Reported basic earnings per share	$0.30	$0.27	$0.55	$0.48
Add: Goodwill amortization, net of tax	—	0.01	—	0.02

Adjusted basic earnings per share	$0.30	$0.28	$0.55	$0.50

Reported diluted earnings per share	$0.29	$0.26	$0.54	$0.48
Add: Goodwill amortization, net of tax	—	0.01	—	0.02

Adjusted diluted earnings per share	$0.29	$0.27	$0.54	$0.50

Amortization expense for the three month and six month periods ended June 30, 2002 was $188,000 and $376,000 respectively. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of June 30, 2002 is as follows:

2002	$698,000
2003	577,000
2004	546,000
2005	162,000
2006	162,000

In August 2001, the FASB issued SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations, which is effective January 1, 2003. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We are currently in the process of evaluating this standard but do not believe that adoption will have an effect on our consolidated results of operations, financial position or cash flows.

In September 2001, the FASB issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. The adoption of this standard on January 1, 2002 did not have an effect on our historical consolidated results of operations, financial position and cash flows.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto.

General

Gross revenues represent the total dollar value of services and goods we sell to our customers. Our costs of transportation and products include the contracted direct costs of transportation, including motor carrier, rail, ocean, air, and other costs, and the purchase price of the products we source. We act principally as a service provider to add value and expertise in the execution and procurement of these services for our customers. Our gross profit (gross revenues less the direct cost of transportation, products, and handling) is the primary indicator of our ability to source, add value and resell services and products that are provided by third parties, and is considered by management to be our primary performance measurement. Accordingly, the discussion of results of operations below focuses on the changes in our gross profit. Prior to our 2001 Annual Report filed on Form 10-K, gross profit was referred to as net revenues in our financial statements, company materials, and reports filed with the SEC.

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

Results of Operations

The following table summarizes our gross profit by service line:

	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001	% change	2002	2001	% change
Gross profit (in thousands)
Transportation:
Truck	$89,724	$89,958	(0.3)%	$175,676	$177,166	(0.8)%
Intermodal	5,066	3,849	31.6	9,234	7,594	21.6
Ocean	4,301	4,034	6.6	8,140	7,509	8.4
Air	846	792	6.8	1,399	1,455	(3.8)
Miscellaneous	2,099	1,741	20.6	4,155	3,378	23.0

Total transportation	102,036	100,374	1.7	198,604	197,102	0.8

Sourcing	13,018	12,436	4.7	24,342	23,966	1.6
Information services	6,516	5,193	25.5	12,221	10,244	19.3

Total	$121,570	$118,003	3.0%	$235,167	$231,312	1.7%

The following table represents certain statement of operations data shown as percentages of our gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Gross profit	100.0%	100.0%	100.0%	100.0%
Selling, general, and administrative expenses
Personnel expenses	48.2	47.8	50.0	49.2
Other selling, general, and administrative expenses	18.1	21.2	18.2	22.3

Total selling, general, and administrative expenses	66.3	69.0	68.2	71.5
Income from operations	33.7	31.0	31.8	28.5
Investment and other income	0.3	0.6	0.3	0.5

Income before provision for income taxes	34.0	31.6	32.1	29.0
Provision for income taxes	13.3	12.4	12.5	11.4

Net income	20.7%	19.2%	19.6%	17.6%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues.    Gross revenues for the three months ended June 30, 2002 were $842.7 million, an increase of 5.8% over gross revenues of $796.7 million for the three months ended June 30, 2001. Gross profit for the three months ended June 30, 2002 was $121.6 million, an increase of 3.0% over gross profit of $118.0 million for the three months ended June 30, 2001. This was a result of an increase in transportation services gross profit of 1.7% to

$102.0 million, an increase in sourcing gross profit of 4.7% to $13.0 million and an increase in information services gross profit of 25.5% to $6.5 million. Our gross profit typically grows at a different rate than our gross revenues due to the mix of services we provide.

Transportation gross profit was 83.9% of our total gross profit for the quarter. Our transportation gross profit increased 1.7% as a result of gross profit increases in our intermodal, international and transportation management businesses, combined with a 0.3% decline in the company’s truck transportation business. We had slight increases in truck volume during the quarter, but experienced a decrease in our gross profit per transaction.

Sourcing gross profit increased 4.7% in the second quarter. We continue to see the trend of less volume with our traditional business with produce wholesalers, which is offset by increases in volumes and gross profit with large retailers.

Information services gross profit increased 25.5% for the second quarter. T-Chek related profit, which as of July 1, 2001 comprised 100% of information services, increased 27.6% during the quarter. This increase was caused by both an increase in volume and an increase in average fees per transaction.

Selling, General, and Administrative Expenses.    Personnel expenses for the three months ended June 30, 2002 were $58.6 million, an increase of 3.9% over personnel expenses of $56.4 million for the three months ended June 30, 2001. Personnel expenses as a percentage of gross profit increased to 48.2% for the three months ended June 30, 2002 compared to 47.8% for the three months ended June 30, 2001 due to an increase in headcount and health insurance costs.

Other selling, general, and administrative expenses for the three months ended June 30, 2002 were $22.0 million, a decrease of 12.1% from $25.0 million for the three months ended June 30, 2001. Amortization of goodwill and certain intangible assets has been eliminated due to the adoption of a new accounting standard effective January 1, 2002, which reduced amortization expense by $1.3 million in the second quarter. In addition, we had notable declines in communications costs, travel expenses, and contractor costs.

Income from Operations.    Income from operations was $41.0 million for the three months ended June 30, 2002, an increase of 12.1% over $36.6 million for the three months ended June 30, 2001. Income from operations as a percentage of gross profit was 33.7% and 31.0% for the three months ended June 30, 2002 and 2001.

Investment and Other Income.    Investment and other income was $0.4 million for the three months ended June 30, 2002, a decrease of 52.4% from $0.7 million for the three months ended June 30, 2001. This is due to a decline in interest rates associated with our short-term investments.

Provision for Income Taxes.    Our effective income tax rates were 39.0% and 39.3% for the three months ended June 30, 2002 and 2001. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income.    Net income was $25.2 million for the three months ended June 30, 2002, an increase of 11.3% over $22.6 million for the three months ended June 30, 2001. Basic net income per share increased by 11.1% to $0.30 from $0.27 per share in 2001. Diluted net income per share increased 11.5% to $0.29 from $0.26 per share in 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues.    Gross revenues for the six months ended June 30, 2002 were $1.58 billion, an increase of 3.5% over gross revenues of $1.53 billion for the six months ended June 30, 2001. Gross profit for the six months ended June 30, 2002 was $235.2 million, an increase of 1.7% over gross profit of $231.3 million for the six months ended June 30, 2001. This was a result of an increase in transportation services gross profit of 0.8% to $198.6 million, an increase in sourcing gross profit of 1.6% to $24.3 million and an increase in information services gross profit of 19.3% to $12.2 million. Our gross profit typically grows at a different rate than our gross revenues due to the mix of services we provide.

Transportation gross profit was 84.5% of our total gross profit for the period. Our transportation gross profit increased 0.8% during the six months ended June 30, 2002. The increase was the result of gross profit increases in intermodal and international, combined with a 0.8% decline in the company’s truck transportation business. We had slight increases in truck volume during the period, but experienced a decrease in our gross profit per transaction.

Sourcing gross profit increased 1.6% during the six months ended June 30, 2002. We continue to see the trend of less volume with our traditional business with produce wholesalers, which is offset by increases in volumes and gross profit with large retailers.

Information services gross profit increased 19.3% for the six months ended June 30, 2002. T-Chek related profit, which as of July 1, 2001 comprised 100% of information services, increased 23.6% during the period. This increase was caused by both an increase in volume and an increase in average fees per transaction.

Selling, General, and Administrative Expenses.    Personnel expenses for the six months ended June 30, 2002 were $117.5 million, an increase of 3.4% over personnel expenses of $113.7 million for the six months ended June 30, 2001. Personnel expenses as a percentage of gross profit increased to 50.0% for the six months ended June 30, 2002 compared to 49.2% for the six months ended June 30, 2001 due to an increase in headcount and health insurance costs.

Other selling, general, and administrative expenses for the six months ended June 30, 2002 were $42.8 million, a decrease of 17.1% from $51.7 million for the six months ended June 30, 2001. Amortization of goodwill and certain intangible assets has been eliminated due to the adoption of a new accounting standard effective January 1, 2002, which reduced amortization expense by $2.6 million for the six months ended June 30, 2002. In addition, we had notable declines in communications costs, travel expenses, and contractor costs.

Income from Operations.    Income from operations was $74.8 million for the six months ended June 30, 2002, an increase of 13.5% over $65.9 million for the six months ended June 30, 2001. Income from operations as a percentage of gross profit was 31.8% and 28.5% for the six months ended June 30, 2002 and 2001.

Investment and Other Income.    Investment and other income was $0.7 million for the six months ended June 30, 2002, a decrease of 45.4% from $1.2 million for the six months ended June 30, 2001. This is due to a decline in interest rates associated with our short-term investments.

Provision for Income Taxes.    Our effective income tax rates were 39.0% and 39.3% for the six months ended June 30, 2002 and 2001. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income.    Net income was $46.0 million for the six months ended June 30, 2002, an increase of 12.9% over $40.8 million for the six months ended June 30, 2001. Basic net income per share increased by 14.6% to $0.55 from $0.48 per share in 2001. Diluted net income per share increased 12.5% to $0.54 from $0.48 per share in 2001.

Liquidity and Capital Resources

We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $124.7 million and $115.7 million as of June 30, 2002 and December 31, 2001.

We generated $40.9 million and $8.5 million of cash flow from operations for the six months ended June 30, 2002 and 2001. Our operating cash flows were reduced during the first six months of 2001 as a result of closing our freight payment company. This company had a positive cash balance of $22 million as of December 31, 2000 and was closed in early June 2001.

We used $20.6 million and $4.8 million of cash and cash equivalents for investing activities for the six months ended June 30, 2002 and 2001. In January 2002, we acquired the operating assets and certain liabilities of

Smith Terminal Transportation Services (FTS) for $15.7 million. For the six months ended June 30, 2002 and 2001, we purchased $4.5 million and $4.4 million of property and equipment, consisting primarily of computers and related equipment.

We used $11.3 million and $12.0 million of cash and cash equivalents for financing activities for the six months ended June 30, 2002 and 2001, primarily to pay quarterly cash dividends and to repurchase common stock. We declared a $0.06 per share dividend payable to shareholders of record as of June 7, 2002 that was paid on July 1, 2002.

We had a $40.0 million line of credit at an interest rate of LIBOR plus 60 basis points, which we terminated during the third quarter of 2001. During 2001, we borrowed $9.0 million on one day, all of which was repaid the following business day. We believe we could obtain a similar line of credit on short notice if needed.

We also have 3 million Euros (formerly denominated in French francs) available under a line of credit at an interest rate of Euribor plus 45 basis points (3.84% at June 30, 2002). This discretionary line of credit has no expiration date. As of June 30, 2002, we had no outstanding balance on this facility. As of June 30, 2001, the outstanding balance was 14.9 million French francs or $1.9 million, which is included in income taxes and other current liabilities. Our credit agreement contains certain financial covenants, but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of June 30, 2002.

Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations and the amounts available under our line of credit, will be sufficient to satisfy our anticipated needs for working capital, capital expenditures and cash dividends for all future periods.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our 2001 Annual Report on Form 10-K. The accounting policies used in preparing our interim 2002 condensed consolidated financial statements are the same as those described in our annual report, except as described in Note 2 of this report, “New Accounting Pronouncements,” which we consider to be one of our critical accounting policies.

In preparing the financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are relatively straightforward. There are, however, a few policies that are critical because they are important in determining the financial condition and results of operations and they can be difficult to apply. Our critical accounting policies include those related to the collectibility of accounts receivable, revenue recognition, and the evaluation of long-lived assets, including goodwill, for impairment.

New Accounting Pronouncements

See Note 2 of the notes to the condensed consolidated financial statements for a discussion on new accounting pronouncements.

Market Risk

We had approximately $124.7 million of cash and investments on June 30, 2002, all of which were cash and cash equivalents. Substantially all of the cash equivalents are money market securities from domestic issuers or bonds maturing in less than sixty days. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investing practices.

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

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s stockholders was held on May 7, 2002. At the meeting, stockholders voted on the reelection of two directors for terms expiring at the Annual Meeting of the Company in 2005. Each of the directors was reelected by a vote as follows: Robert Ezrilov received 75,486,079 votes “For” and 1,343,124 votes were “Withheld;” and Wayne M. Fortun received 75,615,575 votes “For” and 1,213,628 votes were “Withheld.”

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

A report on Form 8-K was filed by the Company on April 23, 2002; such report contained information under Item 9 (Regulation FD) and included as an exhibit under Item 7 a copy of the Company’s earnings release for the quarter ended March 31, 2002.

A report on Form 8-K was filed by the Company on June 20, 2002, reporting on the June 18, 2002 appointment by the Company’s Board of Directors of Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2002, replacing Arthur Anderson LLP. The report includes as Exhibit 16, a letter dated June 18, 2002, from Arthur Andersen LLP to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 13, 2002

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ JOHN P. WIEHOFF
John P. Wiehoff Chief Executive Officer

By	/s/ THOMAS K. MAHLKE
Thomas K. Mahlke Controller (principal accounting officer)