Form 10-Q
period 2002-09-30
C H ROBINSON WORLDWIDE INC
filed 2002-11-14
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Yes    ☒    No    ☐

As of November 1, 2002, the number of outstanding shares of the registrant’s common stock was 84,486,679.

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

ASSETS	September 30, 2002	December 31, 2001
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$121,624	$115,741
Short-term investments	25,098	—
Receivables, net of allowance for doubtful accounts of $24,767 and $23,011	398,036	370,378
Deferred tax asset	13,024	12,164
Prepaid expenses and other	4,682	4,932

Total current assets	562,464	503,215

PROPERTY AND EQUIPMENT, net	27,848	30,920
INTANGIBLE AND OTHER ASSETS, net	161,916	149,355

Total assets	$752,228	$683,490

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$283,780	$267,708
Accrued expenses –
Compensation and profit-sharing contribution	29,432	32,098
Income taxes and other	23,810	23,722

Total current liabilities	337,022	323,528

LONG TERM LIABILITIES:
Deferred tax liability	5,023	3,241
Non-qualified deferred compensation obligation	1,450	906

Total liabilities	343,495	327,675

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 130,000 shares authorized; 85,042 and 85,008 shares issued, 84,505 and 84,457 shares outstanding	8,450	8,446
Additional paid-in capital	97,491	99,551
Retained earnings	327,507	270,711
Deferred compensation	(6,549)	(6,247)
Cumulative other comprehensive loss	(2,606)	(1,592)
Treasury stock at cost (537 and 551 shares)	(15,560)	(15,054)

Total stockholders’ investment	408,733	355,815

Total liabilities and stockholders’ investment	$752,228	$683,490

The accompanying notes are an integral part of these condensed consolidated balance sheets.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
GROSS REVENUES	$872,245	$784,517	$2,454,996	$2,313,695
COST OF TRANSPORTATION AND PRODUCTS	749,161	671,325	2,096,745	1,969,191

GROSS PROFIT	123,084	113,192	358,251	344,504
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Personnel expenses	59,234	55,325	176,754	169,033
Other selling, general, and administrative expenses	21,486	23,097	64,324	74,770

Total selling, general, and administrative expenses	80,720	78,422	241,078	243,803

INCOME FROM OPERATIONS	42,364	34,770	117,173	100,701
INVESTMENT AND OTHER INCOME
Interest income and other	422	2,685	1,343	3,961
Non-qualified deferred compensation investment loss	(242)	(177)	(483)	(208)

Total investment and other income	180	2,508	860	3,753

INCOME BEFORE PROVISION FOR INCOME TAXES	42,544	37,278	118,033	104,454
PROVISION FOR INCOME TAXES	16,593	14,650	46,034	41,050

NET INCOME	25,951	22,628	71,999	63,404

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(122)	(86)	(1,014)	(261)

COMPREHENSIVE INCOME	$25,829	$22,542	$70,985	$63,143

BASIC NET INCOME PER SHARE	$0.31	$0.27	$0.85	$0.75

DILUTED NET INCOME PER SHARE	$0.30	$0.26	$0.84	$0.74

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	84,292	84,294	84,302	84,339
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	1,208	1,400	1,429	1,437

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	85,500	85,694	85,731	85,776

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
OPERATING ACTIVITIES:
Net income	$71,999	$63,404
Adjustments to reconcile net income to net cash provided by operating activities–
Depreciation and amortization	10,661	14,417
Deferred compensation expense	688	549
Deferred income taxes	922	9,453
Loss (gain) on sale of assets	521	(996)
Changes in operating elements–
Receivables	(24,774)	(31,927)
Prepaid expenses and other	260	(1,313)
Accounts payable	14,764	(5,009)
Accrued compensation and profit sharing contribution	(2,670)	(8,814)
Accrued income taxes and other	88	(3,107)

Net cash provided by operating activities	72,459	36,657

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,924)	(15,296)
Sales of property and equipment	—	5,000
Purchases of available for sale securities, net	(25,098)	—
Cash paid for acquisitions, net	(15,716)	—
Change in other assets/liabilities, net	(1,086)	(1,136)

Net cash used for investing activities	(47,824)	(11,432)

FINANCING ACTIVITIES:
Stock issued for employee benefit plans	6,057	4,071
Repurchase of common stock	(9,608)	(9,978)
Cash dividends	(15,201)	(12,678)

Net cash used for financing activities	(18,752)	(18,585)

Net increase in cash and cash equivalents	5,883	6,640

CASH AND CASH EQUIVALENTS, beginning of period	115,741	79,912

CASH AND CASH EQUIVALENTS, end of period	$121,624	$86,552

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

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K.

2.	N ew Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. We adopted SFAS No. 142 effective January 1, 2002.

As of September 30, 2002, we had goodwill and other intangible assets of $157.2 million that are subject to the provisions of SFAS No. 142 consisting of $155.6 million of unamortizable goodwill and intangible assets and $1.6 million of other amortizable intangible assets. We completed an impairment test to determine the impact of adopting SFAS No. 142 on our earnings and financial position. This impairment test did not result in any impairment losses. Had SFAS No. 141 and 142 been effective January 1, 2001, net income and earnings per share would have been reported as the following amounts (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net income	$25,951	$22,628	$71,999	$63,404
Add: Goodwill amortization, net of tax	—	780	—	2,340

Adjusted net income	$25,951	$23,408	$71,999	$65,744

Reported basic earnings per share	$0.31	$0.27	$0.85	$0.75
Add: Goodwill amortization, net of tax	—	0.01	—	0.03

Adjusted basic earnings per share	$0.31	$0.28	$0.85	$0.78

Reported diluted earnings per share	$0.30	$0.26	$0.84	$0.74
Add: Goodwill amortization, net of tax	—	0.01	—	0.03

Adjusted diluted earnings per share	$0.30	$0.27	$0.84	$0.77

Amortization expense for the three month and nine month periods ended September 30, 2002 was $163,000 and $539,000 respectively. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of September 30, 2002 is as follows:

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company expects that adoption of this statement will not have a significant impact on the Company’s consolidated financial statements.

3.	Litigation

The Company, along with T-J Transport, Inc., a carrier hired by the Company, among others, is named as a defendant in three wrongful death lawsuits, stemming from a multi-vehicle accident, that are currently pending in the Circuit Court for the Third Circuit in Madison County, Illinois. The plaintiffs, representing the estates of the deceased, have asserted liability based on the alleged negligence in the hiring of the truck driver involved in the accident. Each plaintiff seeks an unspecified amount of compensatory and punitive damages. The Circuit Court granted in a pre-trial motion partial summary judgment in favor of the plaintiffs finding that the Company is vicariously liable for the actions of the truck driver. The Company requested the Illinois Supreme Court to intervene and reverse the partial summary judgment, but the Company’s request for immediate relief has been denied. The first of the three cases is now scheduled to go to trial in December. The Company denies all allegations and is vigorously defending the suit, and intends to appeal the finding of vicarious liability. Currently, the amount of any possible loss to the Company cannot be estimated; however, an unfavorable result could have a material adverse effect.

Recently, the Company was named as a defendant in two lawsuits by a number of present and former employees of the Company. The first lawsuit alleges a hostile working environment, unequal pay, promotions and opportunities for women and failure to pay overtime. The second lawsuit alleges a failure to pay overtime. The plaintiffs in both lawsuits seek unspecified monetary and non-monetary damages and class action certification. The Company denies all allegations and is vigorously defending the suits. Currently, the amount of any possible loss to the Company cannot be estimated; however, an unfavorable result could have a material adverse effect.

In addition to the litigation noted above, the Company is engaged in routine litigation arising in the ordinary course of its business operations, none of which is expected to have a material adverse effect on the financial condition or results of operations of the Company.

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

Results of Operations

The following table summarizes our gross profit by service line:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001	% change	2002	2001	% change
Gross profit (in thousands)
Transportation:
Truck	$90,999	$86,516	5.2%	$266,675	$263,682	1.1%
Intermodal	5,736	4,053	41.5	14,970	11,647	28.5
Ocean	4,339	3,649	18.9	12,479	11,158	11.8
Air	830	538	54.3	2,229	1,993	11.8
Miscellaneous	2,298	1,924	19.4	6,453	5,302	21.7

Total transportation	104,202	96,680	7.8	302,806	293,782	3.1
Sourcing	12,105	11,186	8.2	36,447	35,152	3.7
Information services	6,777	5,326	27.2	18,998	15,570	22.0

Total	$123,084	$113,192	8.7%	$358,251	$344,504	4.0%

The following table represents certain statement of operations data shown as percentages of our gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Gross profit	100.0%	100.0%	100.0%	100.0%
Selling, general, and administrative expenses
Personnel expenses	48.1	48.9	49.3	49.1
Other selling, general, and administrative expenses	17.5	20.4	18.0	21.7

Total selling, general, and administrative expenses	65.6	69.3	67.3	70.8
Income from operations	34.4	30.7	32.7	29.2
Investment and other income
Interest income and other	0.3	2.4	0.4	1.1
Non-qualified deferred compensation investment loss	(0.2)	(0.2)	(0.1)	(0.1)

Total investment and other income	0.1	2.2	0.2	1.1

Income before provision for income taxes	34.6	32.9	32.9	30.3
Provision for income taxes	13.5	12.9	12.8	11.9

Net income	21.1%	20.0%	20.1%	18.4%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues. Gross revenues for the three months ended September 30, 2002 were $872.2 million, an increase of 11.2% over gross revenues of $784.5 million for the three months ended September 30, 2001. Gross profit for the three months ended September 30, 2002 was $123.1 million, an increase of 8.7% over gross profit of $113.2 million for the three months ended September 30, 2001. This was a result of an increase in transportation gross profit of 7.8% to $104.2 million, an increase in sourcing gross profit of 8.2% to $12.1 million, and an increase in information services gross profit of 27.2% to $6.8 million. The gross profit margin, or gross profit as a percentage of gross revenues, varies by service line. Information services has the highest gross profit margin, followed by transportation, and finally sourcing.

Transportation gross profit was 84.7% of our total gross profit for the quarter. Our transportation gross profit increased 7.8% as a result of gross profit increases in all modes of transportation. The increase in our truck transportation business of 5.2% was driven by volume growth, as gross profit per transaction declined due to rising costs of capacity. Intermodal, air and ocean growth was due to increased volume and gross profit per transaction.

Sourcing gross profit increased 8.2% in the third quarter. We continue to see increases in volume and gross profit with large retailers, offset by the trend of less volume with our traditional business with produce wholesalers.

Information services gross profit increased 27.2% for the third quarter, primarily due to significant transaction growth.

Selling, General, and Administrative Expenses. Personnel expenses for the three months ended September 30, 2002 were $59.2 million, an increase of 7.1% over personnel expenses of $55.3 million for the three months ended September 30, 2001. Personnel expenses as a percentage of gross profit decreased to 48.1% for the three months ended September 30, 2002 compared to 48.9% for the three months ended September 30, 2001. Personnel expenses as a percentage of gross profit declined as we continue to aggressively manage costs in our decentralized, profit-based compensation structure.

Other selling, general, and administrative expenses for the three months ended September 30, 2002 were $21.5 million, a decrease of 7.0% from $23.1 million for the three months ended September 30, 2001. Amortization of goodwill and certain intangible assets has been eliminated due to the adoption of a new accounting standard effective January 1, 2002, which reduced amortization expense by $1.3 million in the third quarter. In addition, we had notable declines in communications costs and travel expenses.

Income from Operations. Income from operations was $42.4 million for the three months ended September 30, 2002, an increase of 21.8% over $34.8 million for the three months ended September 30, 2001. Income from operations as a percentage of gross profit was 34.4% and 30.7% for the three months ended September 30, 2002 and 2001.

Investment and Other Income. Interest and other income was $422,000 for the three months ended September 30, 2002, a decrease of 84.3% from $2.7 million for the three months ended September 30, 2001. The results from 2001 include $2.0 million from unusual items, principally a gain on sale. Non-qualified deferred compensation investment loss was $242,000 for the three months ended September 30, 2002, an increase of 36.7% from a loss of $177,000 for the three months ended September 30, 2001.

Provision for Income Taxes. Our effective income tax rates were 39.0% and 39.3% for the three months ended September 30, 2002 and 2001. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income was $26.0 million for the three months ended September 30, 2002, an increase of 14.7% over $22.6 million for the three months ended September 30, 2001. Basic net income per share increased by 14.8% to $0.31 from $0.27 per share in 2001. Diluted net income per share increased 15.4% to $0.30 from $0.26 per share in 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues. Gross revenues for the nine months ended September 30, 2002 were $2.45 billion, an increase of 6.1% over gross revenues of $2.31 billion for the nine months ended September 30, 2001. Gross profit for the nine months ended September 30, 2002 was $358.3 million, an increase of 4.0% over gross profit of $344.5 million for the nine months ended September 30, 2001. This was a result of an increase in transportation gross profit of 3.1% to $302.8 million, an increase in sourcing gross profit of 3.7% to $36.4 million and an increase in information services gross profit of 22.0% to $19.0 million. The gross profit margin, or gross profit as a percentage of gross revenues, varies by service line. Information services has the highest gross profit margin, followed by transportation, and finally sourcing.

Transportation gross profit was 84.5% of our total gross profit for the period. Our transportation gross profit increased 3.1% during the nine months ended September 30, 2002, as a result of gross profit increases in all modes of transportation. The increase in our truck transportation business of 1.1% was driven by volume growth, as gross profit per transaction declined due to rising costs of capacity. Intermodal, air and ocean growth was due to increased volume and gross profit per transaction.

Sourcing gross profit increased 3.7% during the nine months ended September 30, 2002. We continue to see increases in volume and gross profits with large retailers, offset by the trend of less volume with our traditional business with produce wholesalers

Information services gross profit increased 22.0% for the nine months ended September 30, 2002. This increase is due to significant transaction growth and an increase in average fees per transaction.

Selling, General, and Administrative Expenses. Personnel expenses for the nine months ended September 30, 2002 were $176.8 million, an increase of 4.6% over personnel expenses of $169.0 million for the nine months ended September 30, 2001. Personnel expenses as a percentage of gross profit increased to 49.3% for the nine months ended September 30, 2002 compared to 49.1% for the nine months ended September 30, 2001 due to an increase in headcount and health insurance costs.

Other selling, general, and administrative expenses for the nine months ended September 30, 2002 were $64.3 million, a decrease of 14.0% from $74.8 million for the nine months ended September 30, 2001. Amortization of goodwill and certain intangible assets has been eliminated due to the adoption of a new accounting standard effective January 1, 2002, which reduced amortization expense by $3.9 million for the nine months ended September 30, 2002. In addition, we had notable declines in communications costs, travel expenses, and contractor costs.

Income from Operations. Income from operations was $117.2 million for the nine months ended September 30, 2002, an increase of 16.4% over $100.7 million for the nine months ended September 30, 2001. Income from operations as a percentage of gross profit was 32.7% and 29.2% for the nine months ended September 30, 2002 and 2001.

Investment and Other Income. Interest and other income was $1.3 million for the nine months ended September 30, 2002, a decrease of 66.1% from $4.0 million for the nine months ended September 30, 2001. The results from 2001 include $2.0 million from unusual items, principally a gain on sale. Non-qualified deferred compensation investment loss was $483,000 for the nine months ended September 30, 2002, an increase of 132.2% from a loss of $208,000 for the nine months ended September 30, 2001.

Provision for Income Taxes. Our effective income tax rates were 39.0% and 39.3% for the nine months ended September 30, 2002 and 2001. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income was $72.0 million for the nine months ended September 30, 2002, an increase of 13.6% over $63.4 million for the nine months ended September 30, 2001. Basic net income per share increased by 13.3% to $0.85 from $0.75 per share in 2001. Diluted net income per share increased 13.5% to $0.84 from $0.74 per share in 2001.

Liquidity and Capital Resources

We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $121.6 million and $115.7 million as of September 30, 2002 and December 31, 2001. We also had $25.1 million of available-for-sale securities on September 30, 2002. These securities are made up of tax exempt, high quality, short-term maturity bonds.

We generated $72.5 million and $36.7 million of cash flow from operations for the nine months ended September 30, 2002 and 2001. We completed a one-year phase out of our freight payment services subsidiary in June 2001, which had a negative $23.2 million impact on our operating cash flow during 2001. At December 31, 2000, this business had $25.4 million in payables and $2.2 million in receivables.

We used $47.8 million and $11.4 million of cash and cash equivalents for investing activities for the nine months ended September 30, 2002 and 2001. In January 2002, we acquired the operating assets and certain liabilities of Smith Terminal Transportation Services (FTS) for $15.7 million. In July 2002, we purchased $25.1 million of available for sale securities. These securities are tax exempt, high quality, and short-term in nature. For the nine months ended September 30, 2002 and 2001, we purchased $5.9 million and $10.2 million of property and equipment, consisting primarily of computers and related equipment.

We used $18.8 million and $18.6 million of cash and cash equivalents for financing activities for the nine months ended September 30, 2002 and 2001, primarily to pay quarterly cash dividends and to repurchase common stock. We declared a $0.06 per share dividend payable to shareholders of record as of September 6, 2002 that was paid on October 1, 2002.

We had a $40.0 million line of credit at an interest rate of LIBOR plus 60 basis points, which we terminated during the third quarter of 2001. During 2001, we borrowed $9.0 million on one day, all of which was repaid the following business day. We believe we could obtain a similar line of credit on short notice if needed.

We also have 3 million Euros (formerly denominated in French francs) available under a line of credit at an interest rate of Euribor plus 45 basis points (3.72% at September 30, 2002). This discretionary line of credit has no expiration date. As of September 30, 2002, we had no outstanding balance on this facility. As of September 30, 2001, the outstanding balance was 13.4 million French francs or $1.9 million, which is included in income taxes and other current liabilities. Our credit agreement contains certain financial covenants, but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of September 30, 2002.

Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations and the amounts available under our line of credit, will be sufficient to satisfy our anticipated needs for working capital, capital expenditures and cash dividends for all future periods. However, an unfavorable result in the outstanding litigation described in Part II, Item 1 of this Form 10-Q may have a material adverse impact on future available cash.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had approximately $121.6 million of cash and cash equivalents on September 30, 2002, all of which were cash and cash equivalents. Substantially all of the cash equivalents are money market securities from domestic issuers or bonds maturing in less than ninety days. In addition, we had approximately $25.1 million in short-term investments. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investing practices.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Cautionary Statement Relevant to Forward-Looking Information

Our discussions and analysis of our financial condition and results of operations, including our market risk discussions, contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our current assumptions about future financial performance, anticipated problems and our plans for future operations, which are subject to various risks and uncertainties. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as market demand, pricing, and risks associated with litigation and insurance coverage, and risks associated with operations outside of the U.S., changing economic conditions such as general economic slowdown and decreased consumer confidence, and other risk factors described in Exhibit 99 to our Form 10-K filed with the Securities and Exchange Commission with respect to the fiscal year ended December 31, 2001.

PART II — OTHER INFORMATION

ITEM 1.    Legal Proceedings

From time to time, the Company is engaged in routine litigation arising in the ordinary course of its business operations, for which the Company maintains insurance in amounts deemed prudent. The Company, along with T-J Transport, Inc., a carrier hired by the Company, among others, is named as a defendant in three wrongful death lawsuits, stemming from a multi-vehicle accident, that are currently pending in the Circuit Court for the Third Circuit in Madison County, Illinois. The plaintiffs, representing the estates of the deceased, have asserted liability based on the alleged negligence in the hiring of the truck driver involved in the accident. Each plaintiff seeks an unspecified amount of compensatory and punitive damages. The Circuit Court granted in a pre-trial motion partial summary judgment in favor of the plaintiffs finding that the Company is vicariously liable for the actions of the truck driver. The Company requested the Illinois Supreme Court to intervene and reverse the partial summary judgment, but the Company’s request for immediate relief has been denied. The first of the three cases is now scheduled to go to trial in December. The Company denies all allegations and is vigorously defending the suit, and intends to appeal the finding of vicarious liability. Currently, the amount of any possible loss to the Company cannot be estimated; however, an unfavorable result could have a material adverse effect.

From time to time, the Company is also involved in litigation arising out of its employment relationships. On October 2, 2002, the Company was named as a defendant in a lawsuit filed in the United States District Court for the District of Minnesota by a number of present and former female employees of the Company. The lawsuit alleges a hostile working environment, unequal pay, promotions and opportunities for women and failure to pay overtime. The plaintiffs seek unspecified monetary and non-monetary damages and class action certification. The Company denies all allegations and is vigorously defending the suit. Currently, the amount of any possible loss to the Company cannot be estimated; however, an unfavorable result could have a material adverse effect.

On November 7, 2002, the Company was named as a defendant in a lawsuit filed in the United States District Court for the District of Minnesota by former employees of the Company. The lawsuit alleges systematic failure by the Company to pay for overtime hours worked by its male employees under the federal Fair Labor Standards Act (FLSA). The suit seeks payment of the overtime wages earned, as well as double damages and other relief, on behalf of the plaintiffs and potential collective members who join in the lawsuit. The Company denies all allegations and is vigorously defending the suit. Currently, the amount of any possible loss to the Company cannot be estimated; however, an unfavorable result could have a material adverse effect.

The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 2.    Changes in Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

A report on Form 8-K was filed by the Company on July 24, 2002; such report contained information under Item 9 (Regulation FD) and included as an exhibit under Item 7 a copy of the Company’s earnings release for the quarter ended June 30, 2002.

A report on Form 8-K was filed by the Company on August 13, 2002; such report contained information under Item 9 (Regulation FD) and included as an exhibit under Item 7 a copy of the sworn statements of its Chief Executive Officer and Chief Financial Officer pursuant to the Commission’s order of June 27, 2002, requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934, and a copy of the certifications of the Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 14, 2002

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ John P. Wiehoff
John P. Wiehoff Chief Executive Officer

By	/s/ THOMAS K. MAHLKE
Thomas K. Mahlke Controller (principal accounting officer)

Certification of Chief Executive Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

I, John P. Wiehoff, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of C.H. Robinson Worldwide, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
This registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/ JOHN P. WIEHOFF
Name:	John P. Wiehoff
Title:	Chief Executive Officer

Certification of Chief Financial Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

I, Chad M. Lindbloom, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of C.H. Robinson Worldwide, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
This registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/ CHAD M. LINDBLOOM
Name:	Chad M. Lindbloom
Title:	Chief Financial Officer