Form 10-K
period 2002-12-31
C H ROBINSON WORLDWIDE INC
filed 2003-03-17
CIK 1043277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

Yes ☑ No ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,524,893,000 (based on the last sale price of such stock as quoted on The NASDAQ National Market ($33.53) on such date).

As of March 7, 2003, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 84,571,837.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2002 (the “Annual Report”), are incorporated by reference in Part II.

Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 6, 2003 (the “Proxy Statement”), are incorporated by reference in Part III.

PART I

ITEM 1.     BUSINESS

Overview

Founded in 1905, C.H. Robinson Worldwide, Inc. (“the Company”, “we”, “us”, or “our”) is one of the largest third-party logistics companies in North America with 2002 gross revenues of $3.3 billion. We are a global provider of multimodal transportation services and logistics solutions operating through a network of 150 offices in North America, South America, Europe, and Asia. Through contracts with approximately 20,000 motor carriers, we maintain the single largest network of motor carrier capacity in North America and are one of the largest third-party providers of intermodal services in the United States. In addition, we regularly provide air, ocean, and customs services. As an integral part of our transportation services, we provide a wide range of value-added logistics services, such as fresh produce sourcing, freight consolidation, and information reporting. During 2002, we handled approximately 2.7 million shipments for more than 15,000 customers ranging from Fortune 100 companies to small businesses in a wide variety of industries.

We have developed global multimodal transportation and distribution networks to provide seamless logistics services worldwide. As a result, we have the capability of managing all aspects of the supply chain on behalf of our customers. As a non-asset based transportation provider, we focus on seeking solutions that work for our customers rather than on asset utilization, using established relationships with motor carriers, railroads (primarily intermodal service providers), air freight and ocean carriers.

Throughout our 98-year history, we have been in the business of sourcing fresh produce. Much of our logistics expertise can be traced to our significant experience in handling perishable commodities. Due to the time-sensitive nature and quality requirements of the shipments, fresh produce represents a unique logistics challenge, and the distribution and transportation costs are significant. We have developed a network of produce sources and maintain access to specialized equipment and transportation modes designed to ensure timely delivery of uniform quality produce. In response to demand from large grocery retailers and food service distributors, we have developed our own brand of produce, The Fresh 1®, and entered into licensing agreements for national brand names. The produce for these brands is sourced through various relationships and packed to order through contract packing agreements.

Our business philosophy has accounted for our strong historical results and has positioned us for continued growth. Our principal competitive advantage is our large decentralized branch network, staffed by approximately 2,700 salespersons. These branch employees are in close proximity to both customers and carriers, which facilitates quick responses to customers’ changing needs. Branch employees act as a team in both marketing our services and providing these services to individual customers. We compensate our branch employees principally on the basis of individual performance and their branch’s profitability, which in our opinion produces a more service-oriented, focused, and creative sales force. We believe our employees continue to hold substantial amounts of our Common Stock.

We were reincorporated in Delaware in 1997 as the successor to a business existing, in various legal forms, since 1905. Our Common Stock began trading on The NASDAQ National Market under the symbol “CHRW” on October 15, 1997. Certain stockholders sold 24,330,310 shares of our Common Stock to the public pursuant to a registered public offering, the proceeds of which were paid entirely to the selling stockholders. Prior to such date, there was no established public trading market for our Common Stock.

In October 2000, our Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend, paid on December 1, 2000 to stockholders of record on November 10, 2000. This was our first stock split since our initial public offering.

In January 2002, we acquired the ongoing operations and certain assets of Smith Terminal Transportation Services, Inc., which did business as FTS, a privately held, non-asset based third-party provider of transportation and logistics services, located in Miami, Florida. FTS had annual gross revenues of approximately $27 million in 2001.

Our corporate office is located at 8100 Mitchell Road, Eden Prairie, Minnesota 55344-2248, and our telephone number is (952) 937-8500. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.chrobinson.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

Logistics Services

As a global, third-party logistics company, we provide multimodal transportation and related logistics services, sourcing, and fee-based information services.

We seek to establish long-term relationships with our customers in order to provide logistics solutions that reduce or eliminate inefficiencies in customers’ supply chains. Whenever appropriate, we analyze the customer’s current transportation rate structures, modes of shipping, and carrier selection. We may also examine the customer’s warehousing, picking procedures, loading, unloading, and dock scheduling procedures, as well as packaging and pallet configuration procedures. We then evaluate how these procedures interact with shipping, manufacturing, and customer service. Upon completion of an initial analysis, we propose solutions that allow the customer to streamline operating procedures and contain costs, while improving the management of its supply chain. Our branch employees remain involved with the customer throughout the analysis and implementation of the proposed solution. In the course of providing day-to-day transportation services, branch employees offer further logistics analysis and solutions as the employees become more familiar with the customer’s daily operations and the nuances of its supply chain. Our ultimate goal is to assist the customer in managing its entire supply chain while being the customer’s key provider of individual transportation services.

Multimodal Transportation Services

On a day-to-day basis, customers communicate their freight needs, typically on a load-by-load basis, to us by means of a telephone call, fax transmission, Internet, e-mail, or EDI message to the branch office salesperson responsible for the particular customer. All appropriate information about each load is entered into our operating system. With the help of information provided by the operating system, a salesperson then determines the appropriate mode of transportation for the load and selects a carrier or carriers, based upon the salesperson’s knowledge of the carrier’s service capability, equipment availability, freight rates, and other relevant factors. A salesperson then communicates with the carrier’s dispatch office to confirm a price for the transportation and the carrier’s commitment to provide the transportation. At this point, the salesperson provides the carrier information to the customer, together with our sales price, which is intended to provide a profit to us for the totality of services performed for the customer. By accepting the customer’s order, we become legally responsible for transportation of the load from origin to destination. The carrier’s contract is with us, not the customer, and we are responsible for prompt payment of carrier charges. We are also responsible to our customer for any claims for damage to freight while in transit or performance. In most cases, we receive reimbursement from the carrier for these claims.

As a result of our logistics capabilities, many customers look to us to handle all, or a substantial portion, of their freight transportation requirements to or from a particular manufacturing facility or distribution center. In a number of instances, we have contracts with the customer whereby we agree to handle a specified number of loads usually to specified destinations, such as from the customer’s plant to a distribution center, at specific rates, but subject to seasonal variation. Most of our rate commitments are for periods of one year or less. To meet our obligations under these customer contracts, we may obtain advance commitments from one or more carriers to transport the contracted loads for the length of our customer contract.

As part of our customer focus, we offer a wide range of logistics services on a worldwide basis to assure timely, efficient, and cost effective delivery through the use of one or more transportation modes. These logistics services include: transportation management (price and modal comparisons and selection; shipment consolidation and optimization; improvement of operating and shipping procedures and claims management); minimization of storage (through cross-docking and other flow-through operations); logistics network and location analysis to optimize the entire supply chain; tracking and tracing; reverse logistics and other special needs; management information; and analysis of a customer’s risk and claims management practices. We will evaluate a customer’s core carrier program by establishing a program to measure and monitor key quality standards for those core carriers. Many of these services are bundled with underlying transportation services and are not typically separately priced, but instead are reflected as a part of the cost of transportation services provided by us on a transactional basis pursuant to continuing customer relationships. In addition to these transportation services, we may supply sourcing, contract warehousing, consulting, and other services, for which we are separately compensated.

We are capable of arranging all modes of transportation services on a worldwide basis:

•	Truck — Through our contracts with approximately 25,000 motor carriers, we maintain access to dry vans, temperature-controlled units, and flatbeds. We offer both time-definite and expedited truck transportation. In many instances we will consolidate partial loads for several customers into full truckloads.

•	Less Than Truckload (“LTL”) — LTL transportation involves the shipment of small package, single or multiple pallet, up to and including full trailer-load freight. We focus on pallet to partial load freight, although we handle any size shipment. Through contracts with motor carriers and our Internet-based operating system, we consolidate both freight and freight information to provide shippers with single source tracking and tracing capability.

•	Intermodal — Intermodal transportation involves the shipment of trailers or containers by a combination of truck, rail and/or ship in a coordinated manner. We provide intermodal service by both rail and ship, arrange local pickup and delivery (known as drayage) through local motor carriers, and provide temperature-controlled double-stacked intermodal containers. We also have intermodal marketing contracts with railroads, which give us access to additional trailers and containers.

•	Ocean — As an indirect ocean carrier and freight forwarder, we consolidate shipments, determine routing, select ocean carriers, contract for ocean shipments, provide for local pickup and delivery of shipments, and arrange for customs clearance of shipments, including the payment of duties.

•	Air — We provide door-to-door service as a full-service air freight forwarder, primarily internationally.

The table below shows our gross profits by transportation mode for the periods indicated:

Transportation Gross Profits

(in thousands)

	Year Ended December 31,
	1998	1999	2000	2001	2002
Truck(1)	$164,186	$202,877	$313,650	$347,991	$361,353
Intermodal	6,671	10,738	14,422	16,119	21,111
Ocean	10,215	11,476	16,337	16,345	17,007
Air	3,427	2,858	3,555	2,699	3,068
Miscellaneous(2)	5,298	5,899	7,177	7,286	8,772

Total	$189,797	$233,848	$355,141	$390,440	$411,311

(1)	Includes LTL gross profits.

(2)	Consists of customs clearance (Automated Brokerage Interface (ABI) and Automated Clearing House (ACH) capabilities with the U.S. Customs Service), warehousing, and other miscellaneous services.

Transportation accounted for approximately 85% of our gross profits in each of 2002, 2001, and 2000.

As we have emphasized integrated logistics solutions, our relationships with many customers have become broader and we have become business partners with our customers, responsible for a greater portion of their supply chain management. Customers may be served by specially created teams and through several branches. Our multimodal transportation services are provided to numerous international customers through our worldwide branch network. The “Notes to Consolidated Financial Statements” present the allocation of our gross revenues from domestic and foreign customers for the years ended December 31, 2002, 2001, and 2000 and our long-lived assets as of December 31, 2002 and 2001, in the United States and in foreign locations.

Sourcing

Throughout our 98-year history, we have been in the business of sourcing fresh produce. Much of our logistics expertise can be traced to our significant experience in handling perishable commodities. Because of its perishable nature, produce must be quickly packaged, transported within tight timetables in temperature controlled equipment and distributed quickly to replenish high turnover inventories maintained by wholesalers, food service companies and retailers. In most instances, we consolidate individual customers’ produce orders into truckload quantities at the point of origin and arrange for transportation of the truckloads, often to multiple destinations. Our sourcing business is with produce wholesalers, who purchase produce in relatively large quantities through us and resell the produce to grocery retailers, restaurants and other resellers of food, food service companies, and with retail grocery store chains and other multistore retailers.

During the past seven years, we have actively sought to expand our food sourcing customer base by focusing on the large multistore retailers. As these retailers have expanded through store openings and industry consolidation, their traditional methods of produce sourcing and store-level distribution, which relied principally on regional or even local purchases from wholesalers, have become inefficient. Our logistics and perishable commodities sourcing expertise can improve the retailers’ produce purchasing as well as assure uniform quality from region to region and store to store. We provide just-in-time replenishment services to retailers. We introduced our proprietary The Fresh 1® brand of produce in 1989, which includes a wide range of uniform quality, top grade fruits and vegetables purchased from various domestic and international growers. Since 1998, we have entered into new sourcing programs, including licensing agreements for major national brands, that have expanded our market presence and sourcing capabilities with respect to both product lines and nationally recognized brand names.

Sourcing accounted for approximately 10% of our gross profits in each of 2002, 2001, and 2000.

Information Services

A subsidiary of C.H. Robinson, T-Chek Systems, Inc. provides motor carrier customers with funds transfer and driver payroll services, fuel management services, fuel and use tax reporting, and on-line access to custom-tailored information management reports, all through the use of its proprietary automated system. This system enables motor carriers to track equipment, manage fleets, and dictate where and when their drivers purchase fuel. For several companies and truck stop chains, T-Chek captures sales and fuel cost data, provides management information to the seller, and invoices the carrier for fuel, cash advances, and our fee.

Information services accounted for approximately 5% of our gross profits in each of 2002, 2001, and 2000.

Organization

To allow us to stay close to customers and markets, we have created and continue to expand a network of 150 offices supported by executives and services in a central corporate office.

Branch Network

Branch salespersons are responsible for developing new business, receiving and processing orders from specific customers and customers located in the area served by the branch, and contracting with carriers to provide the transportation requested. In addition to routine transportation, salespersons are often called upon to handle customers’ unusual, seasonal, and emergency needs. Shipments to be transported by truck are almost always contracted at the branch level, and branches cooperate with each other to cover loads. Some branches may rely on expertise in other branches when contracting LTL, intermodal, international and air shipments.

Salespersons in the branches both sell to and service their customers. Sales opportunities are identified through our database, industry directories, referrals by existing customers, and leads generated by branch office personnel through knowledge of their local and regional markets. Each branch is also responsible for locating and contracting with carriers.

As of December 31, 2002, our branch salespersons represented 69.5% of our total work force and all branch employees, including support staff, represented 85.8% of our work force. At December 31, 2002, the number of salespersons per branch ranged from two to approximately 360.

Branch Expansion. We expect to continue to add branch offices as management determines that a new branch may contribute to continued growth, and as branch salespersons develop the capability to manage a new branch. Additional branches are often opened within a territory previously served by another branch, such as within major cities, as the volume of business in a particular area warrants opening a separate branch. Capital required to open a new branch is modest, involving a lease for a small amount of office space, communication links and often employee compensation guaranties for a short time.

Branch Employees. For almost two decades, new branch salespersons have been hired through a profiling system using standardized tests to measure an applicant against the traits determined by us to be those of our successful employees. These common traits facilitate cooperative efforts necessary for the success of each office. Applicants are recruited from across North America, South America, Europe, and Asia, typically have college degrees, and some have business experience, not necessarily within the transportation industry. We are highly selective in determining to whom we offer employment.

Newly hired branch employees receive on-the-job training at the branch level, which ranges from six months to a year and emphasizes development of the necessary skills and customer service philosophy to become productive members of a branch team. We believe most salespersons become productive employees in a matter of weeks. After gaining approximately a year of experience, each salesperson attends our national training session to receive additional training and foster relationships between branches.

Employees at the branch level form a team, which is enhanced by our incentive compensation system. Under this system, part of the cash compensation of most branch managers and salespersons is dependent on the profitability of the particular branch or business unit. For any calendar year, branch managers and salespersons who have been employed for at least one complete year are paid a portion of the branch’s earnings for that calendar year, based on a system of “points” awarded to the employees on the basis of their productivity and contribution. For 2002, incentive-based cash compensation averaged approximately 30% of branch salespersons’ total cash compensation, 71% of branch managers’ total cash compensation and 64% of officers’ total cash compensation. Branch employees can earn significant individual incentive compensation based on achieving individual and branch growth goals, and contributions that depend on our overall profitability and other factors in our Profit Sharing Plan. In connection with establishing new branches and other special circumstances, we may guarantee a level of compensation to the branch manager and key salespersons for a short period of time.

All of our managers and other employees who have significant responsibilities are eligible to participate in our amended 1997 Omnibus Stock Plan. Employees at all levels, after a qualifying period of employment, are eligible to participate in the our Employee Stock Purchase Plan.

Individual salespersons benefit both through the growth and profitability of individual branches and by achieving individual goals, and are motivated by the opportunity to become branch managers, assistant managers or department managers. All branch salespersons are full time employees.

Executive Officers

Under our decentralized business structure, branch managers report directly to, and receive guidance and support from, a small group of executive officers at our central corporate office. Customers, carriers, managers, and employees have direct access to our chief executive officer, John Wiehoff, and all other executive officers. These executives provide training and education concerning logistics, develop new services and applications to be offered to customers, and provide broad market analysis.

The executive officers serve at the discretion of the Board of Directors and are chosen annually by the Board of Directors. Set forth below are the names, ages and positions of the executive officers.

Name	Age	Position
John P. Wiehoff	41	Chief Executive Officer, President and Director
Barry W. Butzow	56	Senior Vice President and Director
James E. Butts	47	Vice President
Laura Gillund	42	Vice President, Human Resources
Owen P. Gleason	51	Vice President, General Counsel and Secretary
James V. Larsen	49	Vice President
James P. Lemke	35	Vice President, Produce
Chad M. Lindbloom	38	Vice President and Chief Financial Officer
Timothy P. Manning	38	Vice President
Joseph J. Mulvehill	49	Vice President, International
Paul A. Radunz	46	Vice President and Chief Information Officer
Michael T. Rempe	49	Vice President, Produce
Scott A. Satterlee	34	Vice President
Mark A. Walker	45	Vice President
Steven M. Weiby	36	Vice President
Troy A. Renner	37	Treasurer and Assistant Secretary
Thomas K. Mahlke	31	Corporate Controller

John P. Wiehoff has been Chief Executive Officer since May 2002, following a three-year succession process during which he was named President in December 1999. He has been a director of the Company since December 2001. He was Senior Vice President and Chief Financial Officer from July 1998 to December 1999. Previous positions with the Company include Treasurer and Corporate Controller. Prior to that, he was employed by Arthur Andersen LLP. He holds a Bachelor of Science degree from St. John’s University.

Barry W. Butzow has been a Vice President of the Company since 1984 and a director since 1986. In October 1998, he was named a Senior Vice President. He began employment with the Company in 1969. He holds a Bachelor of Arts degree from Moorhead State University.

James E. Butts has been a Vice President of the Company since April 2002. Previous positions with the Company include Transportation Manager at the Chicago South and Detroit branches. Mr. Butts has been with Robinson since 1978. Mr. Butts holds a Bachelor of Arts degree from Wayne State University.

Laura Gillund joined the Company in August 2002. Before coming to Robinson, she was the senior vice president of human resources at Wells Fargo Home Mortgage, Inc. for seven years. Ms. Gillund holds a Bachelor of Arts degree in International Relations from the University of Minnesota and a Masters degree in Industrial Relations from the University of Minnesota.

Owen P. Gleason has been Vice President, General Counsel and Secretary of the Company since 1990 and served as corporate counsel since 1978. Mr. Gleason was also a director of the Company from 1986 until 2001. Mr. Gleason holds a law degree from Oklahoma City University and a Bachelor’s Degree from Ripon College.

James V. Larsen has been a Vice President since July 1999. Prior to that, he was an executive of Preferred Translocation Systems, which he founded in 1986 and which was acquired by the Company in July 1998. He served as Vice President of Sales and later as President of Preferred Translocation Systems.

James P. Lemke has been a Vice President, Produce since January 2003. Prior to that, he served as the vice president and manager of the Corporate Procurement and Distribution Services division. Mr. Lemke joined the Company in 1989. Mr. Lemke holds a Bachelors of Arts degree in International Relations from the University of Minnesota.

Chad M. Lindbloom has been Vice President and Chief Financial Officer since December 1999. From June 1998 until December 1999, he served as Corporate Controller. Mr. Lindbloom joined the Company in 1990. Mr. Lindbloom holds a Bachelor of Science degree and a Masters of Business Administration from the Carlson School of Management at the University of Minnesota.

Timothy P. Manning has been a Vice President since December 1999. Previous positions with the Company include Transportation Manager in the St. Louis branch office, and in October 1998, Mr. Manning was named Director of Operations. Mr. Manning joined the Company in 1989. Mr. Manning holds a Bachelor of Science degree from the University of Minnesota.

Joseph J. Mulvehill has been Vice President, International since 1998. Previous positions within the Company include Manager of the Miami branch office from 1982 to 1998. Mr. Mulvehill joined the Company in 1975. Mr. Mulvehill holds a Bachelor of Arts degree from the University of St. Thomas.

Paul A. Radunz has been a Vice President and Chief Information Officer of the Company since October 2001. Prior to joining the Company, he served as Senior Vice President and Chief Information Officer of GE Card Services and GE Capital Fleet Services. Mr. Radunz has a Bachelor of Arts degree from St. Olaf College.

Michael T. Rempe has been Vice President, Produce since 1994, after starting with the Company in 1989 as Director of Produce Merchandising. Prior to that, he held several senior positions in the retail grocery industry. Mr. Rempe attended Indiana University Purdue University at Indianapolis.

Scott A. Satterlee has been a Vice President since February 2002. Additional positions with the Company include Director of Operations and Manager of the Salt Lake City branch office. Mr. Satterlee joined the Company in 1991. Mr. Satterlee holds a Bachelor of Arts degree from the University of St. Thomas.

Mark A. Walker has been a Vice President since December 1999. Additional positions with the Company include Chief Information Office from December 1999 to October 2001, President of T-Chek Systems LLC and President of Payment & Logistics Services LLC. Mr. Walker joined the Company in 1980. Mr. Walker holds a Bachelor of Sciences degree from Iowa State University and a Masters of Business Administration from the University of St. Thomas.

Steven M. Weiby has been a Vice President since January 2003. Additional positions with the Company include Director of Business Development and Manager of the Hartford office. Mr. Weiby joined the Company in 1988. Mr. Weiby holds a Bachelor of Arts degree from Carleton College and a Masters of Business Administration from the University of Connecticut.

Troy A. Renner has been Treasurer of the Company since June 1998, and Tax Director since 1995. Prior to that, he was employed as a tax manager by Arthur Andersen LLP. Mr. Renner holds a Bachelor of Science and a law degree from the University of Minnesota.

Thomas K. Mahlke has been Corporate Controller of the Company since December 1999. Mr. Mahlke joined the Company in November 1997 as Accounting Manager. Prior to that, he was employed as a supervisory senior accountant by Arthur Andersen LLP. Mr. Mahlke holds a Bachelor of Accountancy degree from the University of North Dakota.

Employees

As of December 31, 2002, we had a total of 3,814 employees, substantially all of whom are full-time employees and approximately 3,271 of whom were located in our branch offices. Corporate services such as accounting, information systems, legal, marketing communications, human resources, credit support, and claims support are provided centrally. We believe that our compensation and benefit plans are among the most competitive in the industry and that our relationship with employees is good.

Customers and Marketing

We seek to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing the customer with a full range of logistics services. We serve over 15,000 customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries. During 2002, no customer accounted for more than 8% of gross revenues or 4% of gross profits. In recent years, revenue growth has been achieved through the growth and consolidation of customers, expansion of the services provided by us and an increase in the number of customers served.

We believe that decentralization allows salespersons to better serve our customers by developing a broad knowledge of logistics and local and regional market conditions as well as the specific logistics issues facing individual customers. With the guidance of experienced branch managers (who have an average tenure of 11 years with us), branches are given significant latitude in pursuing opportunities and committing our resources to serve customers.

Branches seek additional business from existing customers and pursue new customers, based on their knowledge of local markets and the range and value of logistics services that we are capable of providing. We have begun placing increased emphasis on national sales and marketing support to enhance branch capabilities. Increasingly, branches call on executives, a national sales staff and a central logistics group to support them in the pursuit of multinational corporations and other companies with more complex logistics requirements.

Relationships with Carriers

We seek to establish long-term relationships with carriers in order to assure dependable services, favorable pricing, and carrier availability during peak shipping periods and periods of undercapacity. To strengthen and maintain these relationships, our salespersons regularly communicate with carriers serving their region and seek to assist carriers with equipment utilization, reduction of empty miles, and equipment repositioning. We have a policy of prompt payment and provide centralized claims management on behalf of various shippers. Many smaller carriers effectively consider us as their sales and marketing department.

As of December 31, 2002, we had contracts with approximately 25,000 motor carriers (providing access to temperature controlled vans, dry vans and flatbeds). Those carriers include owner-operators of a single truck, small and mid-size fleets, private fleets and the largest national trucking companies. Consequently, we are not dependent on any one carrier. Our largest truckload carrier was less than 1% of our total purchased truckload cost in 2002. We qualify each motor carrier to assure that it is properly licensed and insured and has the resources to provide the necessary level of service on a dependable basis. Our motor carrier contracts require that the carrier commit to a minimum number of shipments, issue invoices only to and accept payment solely from us, and permit us to withhold payment to satisfy previous claims or shortages. Carrier contracts also establish transportation rates that can be modified by issuance of an individual load confirmation. As of December 31, 2002, we also had intermodal marketing contracts with railroads, including all of the major North American railroads, giving us access to additional trailers and containers. Our contracts with railroads govern the transportation services and payment terms by which our intermodal shipments are transported by rail. Intermodal transportation rates are typically negotiated between us and the railroad on a customer-specific basis.

Competition

The transportation services industry is highly competitive and fragmented. We compete against a large number of other non-asset based logistics companies, asset-based logistics companies, third-party freight brokers, carriers offering logistics services, and freight forwarders. We also compete against carriers’ internal sales forces and shippers’ own transportation departments. We also buy and sell transportation services from and to companies with which we compete.

We often compete with respect to price, scope of services, or a combination thereof, but believe that our most significant competitive advantages are:

•	our large decentralized branch network which enables our salespersons to gain significant knowledge about individual customers, carriers and the local and regional markets they serve, and to provide superior customer service based on that knowledge,

•	our technology,

•	our ability to provide a broad range of logistics services, and

•	our ability to provide door-to-door services on a worldwide basis.

Communications and Information Systems

To handle the large number of daily transactions and to accommodate our decentralized branch system, we have designed an extensive communications and information system. Employees are linked with each other and with customers and carriers by telephone, facsimile, Internet, e-mail, and/or EDI to communicate requirements and availability, to confirm and bill orders and, through our Internet sites CHRWonline and CHRWtrucks.com, to contract loads or equipment and track and trace shipments. Customers and carriers also have access to our systems through the Internet. We have developed our own proprietary operating systems that help salespersons service customer orders, select the optimal modes of transportation, build and consolidate loads, and select routes, all based on customer-specific service parameters. Systems also make load data visible to the entire sales team as well as customers and carriers, enabling the salespersons to select carriers and track loads in progress, and automatically provide visible alerts to any arising problems. Our proprietary operating systems use data captured from daily transactions to generate various management reports which are available to our logistics customers to provide information on traffic patterns, product mix, and production schedules, and enable customers to analyze their own customer base, transportation expenditure trends, and the impact on out-of-route and out-of-stock costs.

Government Regulation

The transportation industry has been subject to legislative and regulatory changes that have affected the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. We cannot predict the effect, if any, that future legislative and regulatory changes may have on the transportation industry.

We are subject to licensing and regulation as a transportation provider and are licensed by the Department of Transportation (“DOT”) as a broker in arranging for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. We provide motor carrier transportation services that require registration with the DOT and compliance with certain economic regulations administered by the DOT, including a requirement to maintain insurance coverage in minimum prescribed amounts. We are subject to regulation by the Federal Maritime Commission as an ocean freight forwarder and maintain a non-vessel operating common carrier bond. We operate as an indirect air cargo carrier subject to economic regulation by the DOT and provide customs brokerage services as a customs broker under a license issued by the United States Customs Service of the Department of Treasury.

We source fresh produce under a license issued by the United States Department of Agriculture. Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Our T-Chek operations have recently become subject to federal and state money transfer regulations as a result of the law changes under the USA PATRIOT Act of 2001.

Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, we continue to be subject to a variety of vehicle registration and licensing requirements. We, along with the carriers that we rely on in arranging transportation services for our customers, are also subject to a variety of federal and state safety and environmental regulations. Although compliance with the regulations governing licensees in these areas has not had a materially adverse effect on our operations or financial condition in the past, there can be no assurance that such regulations or changes thereto will not adversely impact our operations in the future. Violation of these regulations could also subject us to fines or, in the event of serious violation, suspension or revocation of operating authority as well as increased claims liability.

Risk Management and Insurance

We generally assume full value cargo risk to our customers in our truck and intermodal operations, unless stipulated contractually otherwise. We subrogate our losses against the motor or rail carrier with the transportation responsibilities. We require all motor carriers participating in our contract program to carry at least $750,000 in general liability insurance and $25,000 in cargo insurance. Many carriers carry insurance limits exceeding these minimums. Railroads, which are generally self-insured, provide limited common carrier liability protection, generally up to $250,000 per shipment. For both truck and rail transportation, higher coverage is available to the customer on a load-by-load basis at an additional price.

We do not assume cargo liability to our customers above minimum industry standards in our international freight forwarding, ocean transportation, and air freight businesses. We offer our customers the option to purchase ocean marine cargo coverage to insure goods in transit. When we agree to store goods for our customers for longer terms, we provide limited warehouseman’s coverage to our customers and contract for warehousing services from companies that provide us the same degree of coverage.

We maintain a broad cargo liability policy to protect us against catastrophic losses that may not be recovered from the responsible carrier. We also carry various liability policies, including auto and general liability, with a $100 million umbrella.

Agricultural chemicals used on agricultural commodities intended for human consumption are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Concern about particular chemicals and alleged contamination has led to recalls of products, and tort claims have been brought by consumers of allegedly affected produce. Because we are a seller of produce, we may have legal responsibility arising from sales of produce. While we carry product liability coverage under our general liability and umbrella policies, settlement of class action claims is often costly, and we cannot assure that our liability coverage will be adequate and will continue to be available. In addition, in connection with any recall, we may be required to bear the cost of repurchasing, transporting, and destroying any allegedly contaminated product, for which we are not insured. Any recall or allegation of contamination could affect our reputation, particularly of our The Fresh 1® brand. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.

Cautionary Statement Relevant to Forward-Looking Information

This Annual Report on Form 10-K and our financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and other documents incorporated by reference contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our current assumptions about future financial performance; the continuation of historical trends; the sufficiency of our cash balances and cash generated from operating activities for future liquidity and capital resource needs; the effects, benefits or other aspects of current or future acquisitions or dispositions; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; the results, timing, outcome or effect of litigation and our intentions or expectations of prevailing with respect thereto; anticipated problems and our plans for future operations; and the economy in general or the future of the third-party logistics industry, all of which are subject to various risks and uncertainties.

When used in this Form 10-K and in our other filings with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of any of our executive officers, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.

We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as market demand and pressures on the pricing for our services; changing market conditions, competition and growth rates within the third-party logistics industry; availability of truck capacity or alternative means of transporting freight, and changes in relationships with existing truck, rail, ocean and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to integrate the operations of acquired companies with our historic operations successfully; changes in accounting policies; risks associated with litigation and insurance coverage; risks associated with operations outside of the U.S.; changing economic conditions such as general economic slowdown, decreased consumer confidence, fuel shortages and the impact of war on the economy; and other risks and uncertainties, including those described in Exhibit 99.1 to this Form 10-K.

ITEM 2.     PROPERTIES

We lease approximately 67,000 square feet of office space in Eden Prairie, Minnesota as our corporate headquarters. Our corporate headquarters lease expires in 2005. We lease approximately 16,000 square feet of additional office space in Eden Prairie, Minnesota as the operating headquarters for our subsidiary, T-Chek Systems.

All of our 150 branch offices are leased from third parties under leases with initial terms ranging from three to ten years. Our branch offices range in space from 1,000 to 79,000 square feet. The following table lists our largest US branch offices:

City/State	Approximate Square Feet

Chicago, IL	79,000
Eden Prairie, MN	40,000
Southfield, MI	15,206
Des Plaines, IL	14,725
Willowbrook, IL	11,352
Coralville, IA	10,071
Oak Brook, IL	9,861
College Park, GA	9,317
Tampa, FL	8,721
Paulsboro, NJ	7,979
Cordova, TN	7,276
Grand Rapids, MI	7,074
Brooklyn Center, MN	6,603
Knoxville, TN	6,577
Miami, FL	6,292
Montvale, NJ	6,207
Independence, OH	6,043
Woburn, MA	5,871
Overland Park, KS	5,821

We also lease approximately 490,000 square feet of warehouse space throughout the United States. The following table lists our largest warehouses:

City/State	Approximate Square Feet

Omaha, NE	130,000
La Vergne, TN	70,000
Bollingbrook, IL	70,000
Aurora, CO	55,700
Medley, FL	53,300
Rochester, NY	40,800

We consider our current office spaces and warehouse facilities adequate for our current level of operations. We have not had difficulty in obtaining sufficient office space and believe we can renew existing leases or relocate branches to new offices as leases expire.

ITEM 3.     LEGAL PROCEEDINGS

Along with T-J Transport, Inc., a carrier hired by us, we and others were named as defendants in three wrongful death lawsuits stemming from a multi-vehicle accident in 1999. The plaintiffs, representing the estates of the deceased, asserted liability based on the alleged negligence of the defendants. All three of these lawsuits have been settled.

We settled the first of the three cases on January 3, 2003. Our insurance carriers had issued letters potentially denying coverage for some or all of the categories of possible damages. We believe our insurance carriers subsequently failed to discharge their good faith obligation to settle the lawsuit. We contributed $4.25 million as part of a complete settlement of our liability in the first lawsuit, while reserving our rights to proceed against our insurers. We filed a separate lawsuit against two of our insurance carriers, alleging wrongful conduct in the defense and settlement of the first case and demanding reimbursement of the $4.25 million contribution that we made.

Our insurance carriers settled the second and third lawsuits in February and March 2003 without contribution from us.

On October 2, 2002, we were named as a defendant in a lawsuit filed in the United States District Court for the District of Minnesota by a number of our present and former female employees. The lawsuit alleges a hostile working environment, unequal pay, promotions and opportunities for women and failure to pay overtime. The plaintiffs seek unspecified monetary and non-monetary damages and class action certification. We deny all allegations and are vigorously defending the suit. Currently, the amount of any possible loss to us cannot be estimated; however, an unfavorable result could have a material adverse effect.

On November 7, 2002, we were named as a defendant in a lawsuit filed in the United States District Court for the District of Minnesota by a number of our former employees. The lawsuit alleges systematic failure by us to pay for overtime hours worked by our male employees under the federal Fair Labor Standards Act (FLSA). The suit seeks payment of the overtime wages earned, as well as double damages and other relief, on behalf of the plaintiffs and potential collective members who join in the lawsuit. We deny all allegations and are vigorously defending the suit. Currently, the amount of any possible loss to us cannot be estimated; however, an unfavorable result could have a material adverse effect.

We are not otherwise subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which are expected to have a material adverse effect on our financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock began trading on The NASDAQ National Market under the symbol “CHRW” on October 15, 1997. Certain of our stockholders sold 24,330,310 shares of our Common Stock to the public pursuant to a registered public offering, the proceeds of which were paid entirely to the selling stockholders. Prior to such date, there was no established public trading market for the Company’s Common Stock. On October 24, 2000, our Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend. The new shares were distributed on December 1, 2000 to shareholders of record as of the close of business on November 10, 2000. All share and per share amounts in this Form 10-K have been restated to reflect our stock split.

The following table sets forth, for the periods indicated, the high and low sales prices of our Common Stock, as quoted on The NASDAQ National Market.

2002	Low	High
Fourth Quarter	$25.840	$32.860
Third Quarter	25.830	33.630
Second Quarter	31.140	35.400
First Quarter	27.900	33.830

2001	Low	High
Fourth Quarter	$25.780	$30.290
Third Quarter	25.140	31.600
Second Quarter	22.820	31.280
First Quarter	22.938	32.250

On March 7, 2003, the closing sales price per share of our Common Stock as quoted on The NASDAQ National Market was $31.33 per share. On March 7, 2003, there were approximately 375 holders of record and approximately 11,300 beneficial owners of our Common Stock. In conjunction with our initial public offering, our Board of Directors authorized a stock repurchase plan under which up to 2,000,000 shares of our Common Stock may be repurchased from time to time through open market transactions, block purchases, tender offers, private transactions, accelerated share repurchase programs or otherwise. We purchased approximately 433,300 shares of our Common Stock in 2002 under this plan. During 1999, the Board of Directors authorized a second stock repurchase plan, allowing for the repurchase of 4,000,000 shares. No shares have been repurchased under this plan. We intend to fund such repurchases with internally generated funds.

We declared quarterly dividends during 2001 for an aggregate of $0.21 per share, and quarterly dividends during 2002 for an aggregate of $0.26 per share. We have declared a quarterly dividend of $0.08 per share payable to shareholders of record as of March 7, 2003, payable on April 1, 2003. Our declaration of dividends is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon our results of operations, capital requirements and financial condition, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or continue to pay dividends on the shares of Common Stock in the future.

ITEM 6.     SELECTED FINANCIAL DATA

Selected consolidated financial and operating data on page 6 of the Annual Report is incorporated in this Form 10-K by reference. This information is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                    RESULTS OF OPERATIONS

Management’s Discussion and Analysis on pages 7 through 11 of the Annual Report is incorporated in this Form 10-K by reference. This section is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about Market Risk on page 11 of the Annual Report is incorporated in this Form 10-K by reference. This section is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto on pages 12 through 22 of the Annual Report are incorporated in this Form 10-K by reference. These financial statements are also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

                    AND FINANCIAL DISCLOSURE

Change in Independent Auditors on page 24 of the Annual Report is incorporated in this Form 10-K by reference. This section is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our Board of Directors contained under the heading “Election of Directors,” and information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated in this Form 10-K by reference. Information with respect to our executive officers is provided in Part I, Item 1.

ITEM 11.     EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” in the Proxy Statement (except for the information set forth under the subcaption “Compensation Committee Report on Executive Compensation”) is incorporated in this Form 10-K by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Equity Compensation Plans

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2002.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders[1]	3,919,519	20.65	7,711,934
Equity compensation plans not approved by security holders	—	—	—
Total	3,919,519	20.65	7,711,934

1	Includes stock available for issuance under our Directors’ Stock Plan and our Employee Stock Purchase Plan, as well as options and restricted stock granted and shares that may become subject of future awards under our 1997 Omnibus Stock Plan. Specifically, 36,551 shares remain available under our Directors’ Stock Plan and 3,339,066 shares remain available under our Employee Stock Purchase Plan. Under our 1997 Omnibus Stock Plan, 4,336,317 shares may become subject of future awards in the form of stock option grants or the issuance of restricted stock.

(b)	Security Ownership

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated in this Form 10-K by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading “Certain Transactions” in the Proxy Statement is incorporated in this Form 10-K by reference.

ITEM 14.     CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was carried out of the effectiveness of the design and operation of our disclosure controls and procedures as of a date (the “Evaluation Date”) within the 90-day period prior to the filing of this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in internal controls.

Subsequent to the date of management’s evaluation, there were no significant changes made in our internal controls or in other factors that could significantly affect these controls.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements.

Our consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements at page F-1, on pages 12 through 15 of the Annual Report are incorporated in this Form 10-K by reference. These financial statements are included in Exhibit 13 to this Form 10-K, as filed with the SEC.

(2)	Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts, is included at the end of this Form 10-K. All schedules, other than Schedule II, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

(3)	Index to Exhibits

Number	Description

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

3.3

Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.1	Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.2

Form of Rights Agreement between the Company and Norwest Bank Minnesota, National Association (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.1	1997 Omnibus Stock Plan (as amended May 1, 2001) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

†10.2	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.3	C.H. Robinson Worldwide, Inc. Directors’ Stock Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

†10.4

Form of Management—Employee Agreement between the Company and each of D.R. Verdoorn and Barry Butzow (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.5

Form of Management—Employee Agreement entered into by Gregory Goven and Michael Rempe (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

10.6	Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

10.7

Master Equipment Lease Agreement, dated August 19, 1994, between Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

10.8

Keep-Well Agreement, dated August 19, 1994, between C.H. Robinson, Inc., Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.9	Management Bonus Plan (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.10

Asset Purchase Agreement dated November 18, 1999, by and among the Company, C.H. Robinson Company, American Backhaulers, Inc., Paul L. Loeb, the Paul L. Loeb Family Trust and the Jodi Sue Loeb Family Trust (Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K dated December 28, 1999)

†10.11	Robinson Companies Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-47080)

10.12

Robinson Companies Nonqualified Deferred Compensation Plan Trust Agreement, dated January 1, 2001, by and between C. H. Robinson Worldwide, Inc. and American Express Trust Company (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

†10.13

Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C. H. Robinson Worldwide, Inc. and John P. Wiehoff (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

*13	Selected pages of the Company’s Annual Report to Stockholders for the year ended December 31, 2002

16.1

Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 18, 2002 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2002)

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*23.2	Notice Regarding Consent of Arthur Andersen LLP

24	Powers of Attorney (included on signature page of this Report)

*99.1	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

*99.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.3	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report.

*	Filed herewith

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

Report on Form 8-K, dated October 23, 2002, filed in connection with our release of earnings for the three months ended September 30, 2002

Report on Form 8-K, dated November 14, 2002, filed in connection with the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(c)	See Item 15(a)(3) above.

(d)	See Item 15(a)(2) above.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements of the Company and its subsidiaries required to be included in Item 15(a)(1) are listed below:

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Financial Statements (incorporated by reference under Item 8 of Part II from pages 12 through 24 of our Annual Report to Stockholders for the year ended December 31, 2002):

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Investment for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

F-1

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on March 17, 2003.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Owen P. Gleason
Owen P. Gleason
Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2003.

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

Signature	Title

/s/ John P. Wiehoff	Chief Executive Officer, President and Director (Principal Executive Officer)
John P. Wiehoff

/s/ Chad M. Lindbloom	Vice President and Chief Financial Officer (Principal Financial Officer)
Chad M. Lindbloom

/s/ Thomas K. Mahlke	Corporate Controller (Principal Accounting Officer)
Thomas K. Mahlke

/s/ D.R. Verdoorn	Chairman of the Board
D.R. Verdoorn

/s/ Barry W. Butzow	Senior Vice President and Director
Barry W. Butzow

/s/ Robert Ezrilov	Director
Robert Ezrilov

/s/ Gerald A. Schwalbach	Director
Gerald A. Schwalbach

/s/ Gregory D. Goven	Director
Gregory D. Goven

/s/ Wayne M. Fortun	Director
Wayne M. Fortun

/s/ Brian P. Short	Director
Brian P. Short

Certification of Chief Executive Officer

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, John P. Wiehoff, certify that:

1.     I have reviewed this annual report on Form 10-K of C.H. Robinson Worldwide, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ John P. Wiehoff
John P. Wiehoff
President and Chief Executive Officer

Certification of Chief Financial Officer

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Chad M. Lindbloom, certify that:

1.     I have reviewed this annual report on Form 10-K of C.H. Robinson Worldwide, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Chad M. Lindbloom
Chad M. Lindbloom
Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

C.H. Robinson Worldwide, Inc.

Eden Prairie, Minnesota

We have audited the consolidated financial statements of C.H. Robinson Worldwide, Inc. (the Company) as of and for the year ended December 31, 2002 and have issued our report thereon dated January 31, 2003 (March 13, 2003 as to the litigation settlements described in Note 8), which expresses an unqualified opinion and includes explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, described in Note 3. Such financial statements and report are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the financial statement schedule of the Company listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. The consolidated financial statements and financial statement schedule of the Company for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose reports dated February 4, 2002, expressed an unqualified opinion on those financial statements and financial statement schedule. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements for the year ended December 31, 2002 taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Deloitte & Touche LLP

Minneapolis, Minnesota

January 31, 2003 (March 13, 2003 as to the litigation settlements described in Note 8)

THIS IS A COPY OF A PREVIOUSLY ISSUED REPORT

The following report is a copy of a report previously issued by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Annual Report.

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

/s/    Arthur Andersen

Minneapolis, Minnesota

February 4, 2002

C.H. Robinson Worldwide, Inc.

Schedule II. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

The transactions in the allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

	December 31, 2002	December 31, 2001	December 31, 2000
Balance, beginning of year	$23,011	$22,712	$18,280
Provision	5,807	9,043	7,940
Write-offs	(4,663)	(8,744)	(3,508)

Balance, end of year	$24,155	$23,011	$22,712

S-1

Index to Exhibits

Number	Description
3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

3.3

Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.1	Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.2

Form of Rights Agreement between the Company and Norwest Bank Minnesota, National Association (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.1	1997 Omnibus Stock Plan (as amended May 1, 2001) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

†10.2	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.3	C.H. Robinson Worldwide, Inc. Directors’ Stock Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

†10.4

Form of Management—Employee Agreement between the Company and each of D.R. Verdoorn and Barry Butzow (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.5

Form of Management—Employee Agreement entered into by Gregory Goven and Michael Rempe (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

10.6	Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

10.7

Master Equipment Lease Agreement, dated August 19, 1994, between Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

10.8

Keep-Well Agreement, dated August 19, 1994, between C.H. Robinson, Inc., Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.9	Management Bonus Plan (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.10

Asset Purchase Agreement dated November 18, 1999, by and among the Company, C.H. Robinson Company, American Backhaulers, Inc., Paul L. Loeb, the Paul L. Loeb Family Trust and the Jodi Sue Loeb Family Trust (Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K dated December 28, 1999).

†10.11	Robinson Companies Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-47080)

Number	Description

10.12

Robinson Companies Nonqualified Deferred Compensation Plan Trust Agreement, dated January 1, 2001, by and between C. H. Robinson Worldwide, Inc. and American Express Trust Company (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

†10.13

Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C. H. Robinson Worldwide, Inc. and John P. Wiehoff (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

*13	Selected pages of the Company’s Annual Report to Stockholders for the year ended December 31, 2002

16.1

Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 18, 2002 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2002)

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche

*23.2	Notice Regarding Consent of Arthur Andersen LLP.

24	Powers of Attorney (included on signature page of this Report)

*99.1	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

*99.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.3	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report

*	Filed herewith