Form 10-Q
period 2003-03-31
C H ROBINSON WORLDWIDE INC
filed 2003-05-09
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

    OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

Yes     ☒      No    ☐

As of April 30, 2003, the number of outstanding shares of the registrant’s common stock was 84,375,840.

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

ASSETS	March 31, 2003	December 31, 2002
CURRENT ASSETS:
Cash and cash equivalents	$137,166	$132,999
Available-for-sale securities	45,380	45,227
Receivables, net of allowance for doubtful accounts of $24,311 and $24,155	416,436	391,670
Deferred tax asset	13,561	14,579
Prepaid expenses and other	6,034	4,097

Total current assets	618,577	588,572

PROPERTY AND EQUIPMENT, net	25,296	26,476
INTANGIBLE AND OTHER ASSETS, net	162,601	162,103

Total assets	$806,474	$777,151

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$289,639	$275,157
Accrued expenses –
Compensation and profit-sharing contribution	22,373	39,533
Income taxes and other	38,105	28,784

Total current liabilities	350,117	343,474

LONG TERM LIABILITIES:
Deferred tax liability	7,088	6,280
Nonqualified deferred compensation obligation	2,075	1,567

Total liabilities	359,280	351,321

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 130,000 shares authorized; 85,042 shares issued, 84,617 and 84,506 shares outstanding	8,462	8,451
Additional paid-in capital	94,350	96,687
Retained earnings	365,158	345,080
Deferred compensation	(6,082)	(6,316)
Cumulative other comprehensive loss	(2,109)	(2,439)
Treasury stock at cost (425 and 536 shares)	(12,585)	(15,633)

Total stockholders’ investment	447,194	425,830

Total liabilities and stockholders’ investment	$806,474	$777,151

The accompanying notes are an integral part of these condensed consolidated balance sheets.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002
GROSS REVENUES	$816,744	$740,031
COST OF TRANSPORTATION, PRODUCTS, AND HANDLING	683,653	626,434

GROSS PROFITS	133,091	113,597
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Personnel	67,219	58,886
Other selling, general, and administrative	22,412	20,873

Total selling, general, and administrative expenses	89,631	79,759

INCOME FROM OPERATIONS	43,460	33,838
INVESTMENT AND OTHER INCOME	344	328

INCOME BEFORE PROVISION FOR INCOME TAXES	43,804	34,166
PROVISION FOR INCOME TAXES	16,968	13,324

NET INCOME	26,836	20,842

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	330	339

COMPREHENSIVE INCOME	$27,166	$21,181

BASIC NET INCOME PER SHARE	$0.32	$0.25

DILUTED NET INCOME PER SHARE	$0.31	$0.24

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	84,332	84,567

DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	1,291	1,411

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	85,623	85,978

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES:
Net income	$26,836	$20,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,780	3,542
Deferred compensation expense	234	222
Provision for doubtful accounts	1,206	1,971
Deferred income taxes	1,826	1,741
Loss on disposal of assets	196	—
Changes in operating elements, net of effects of acquisitions:
Receivables	(25,972)	12,460
Inventories	(55)	190
Prepaid expenses and other	(1,882)	601
Accounts payable	14,478	(1,563)
Accrued compensation and profit sharing contribution	(17,160)	(20,346)
Accrued income taxes and other	9,321	4,725

Net cash provided by operating activities	11,808	24,385

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,305)	(1,576)
Purchase of available-for-sale securities	(153)	—
Cash paid for acquisitions, net of cash acquired	—	(15,716)
Other	(481)	(432)

Net cash used for investing activities	(1,939)	(17,724)

FINANCING ACTIVITIES:
Proceeds from stock issued for employee benefit plans	3,455	2,902
Repurchase of common stock	(2,733)	(2,542)
Cash dividends	(6,754)	(5,064)

Net cash used for financing activities	(6,032)	(4,704)

Effect of exchange rates on cash	330	339

Net increase in cash and cash equivalents	4,167	2,296

CASH AND CASH EQUIVALENTS, beginning of period	132,999	115,741

CASH AND CASH EQUIVALENTS, end of period	$137,166	$118,037

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and its Subsidiaries (“the Company,” “we,” “us,” or “our”) is a global provider of multimodal transportation services and logistics solutions operating through a network of 150 branch offices operating in North America, South America, Europe, and Asia. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and its majority owned and controlled subsidiaries. Minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

2.	Stock-based compensation

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to our stock options and other stock-based compensation plans.

In accordance with APB Opinion No. 25, compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equals the fair market value of our common stock at the date of grant, thereby resulting in no recognition of compensation expense.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended
In thousands, except per-share data	March 31, 2003	March 31, 2002
Net income
Net income — as reported	$26,836	$20,842
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(1,318)	(1,074)
Net income — pro forma	$25,518	$19,768

Earnings per common share
Basic — as reported	$0.32	$0.25
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.02)	(0.02)
Basic — pro forma	$0.30	$0.23

Diluted — as reported	$0.31	$0.24
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.01)	(0.01)
Diluted — pro forma	$0.30	$0.23

Weighted average common shares outstanding
Basic	84,332	84,567
Diluted	85,623	85,978

We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

	2003	2002
Risk-free rate	3.51%	3.8-4.7%
Expected dividend yield	1.0%	1.0%
Expected stock price volatility	38.2%	40.0-42.0%
Expected option term	7 years	7 years
Fair value per option	$11.73	$11.42-13.18

The fair value of options is amortized to expense over a five-year option-vesting period in determining the pro forma impact.

3.	New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligation, which was effective January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of this statement on January 1, 2003 did not have an effect on our consolidated results of operations, financial position, or cash flows.

In July 2002, the FASB issued SFAS No, 146, Accounting for Costs Associated with Exit or Disposal. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement on January 1, 2003 did not have an effect on our consolidated results of operations, financial position, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 15, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an effect on our financial statement disclosures, consolidated results of operations, financial position, or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to account for stock-based compensation in accordance with APB Opinion No. 25. We adopted the disclosure provisions of SFAS No. 148 at March 31, 2003 (see Note 2). The adoption of this standard on January 1, 2003 did not have an effect on our consolidated financial position, results of operations, or cash flows.

4.	Litigation

We, a carrier hired by us, and others were named as defendants in three wrongful death lawsuits stemming from a multi-vehicle accident in 1999. We settled the first of the three cases on January 3, 2003 by contributing $4.3 million as part of a complete settlement of our liability in the first lawsuit. Our insurance carriers subsequently settled the remaining two lawsuits during the first quarter of 2003 without a contribution from us. We filed a separate lawsuit against two of our insurance carriers, alleging wrongful conduct in the defense and settlement of the first case and demanding reimbursement of the $4.3 million contribution made by us.

During 2002, we were named as a defendant in two lawsuits by a number of present and former employees. The first lawsuit alleges a hostile working environment, unequal pay, promotions, and opportunities for women, and failure to pay overtime. The second lawsuit alleges a failure to pay overtime. The plaintiffs in both lawsuits seek unspecified monetary and non-monetary damages and class action certification. We deny all allegations and are vigorously defending the suits. Currently, the amount of any possible loss to us cannot be estimated; however, an unfavorable result could have a material adverse effect on our consolidated financial statements.

We are not otherwise subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the our Condensed Consolidated Financial Statements and Notes thereto.

Forward-looking Information

Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events and by their nature involve risks and uncertainties. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in market demand and pricing for our services, the impact of competition, changes in relationships with our customers, our ability to source capacity to transport freight, our ability to source produce, the risks associated with litigation and insurance coverage, our ability to integrate acquisitions, the impacts of war, the risks associated with operations outside the United States, and changing economic conditions. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Exhibit 99.1 to our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002 filed on March 17, 2003.

General

We are a global provider of multimodal transportation services and logistics solutions operating through a network of 150 branch offices in North America, South America, Europe, and Asia. Gross revenues represent the total dollar value of services and goods we sell to our customers. Our costs of transportation, products, and handling include the contracted direct costs of transportation, including motor carrier, rail, ocean, air, and other costs, and the purchase price of the products we source. We act principally as a service provider to add value and expertise in the execution and procurement of these services for our customers. Our gross profits (gross revenues less cost of transportation, products, and handling) are the primary indicator of our ability to source, add value and resell services and products that are provided by third parties, and are considered by management to be our primary performance measurement. Accordingly, the discussion of results of operations below focuses on the changes in our gross profits.

In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. In recent years, our income from operations has been lower in the first quarter than in the other three quarters, but it has not had a significant impact on our results of operations or on our cash flows in recent years. Also, inflation has not materially affected our operations due to the short-term, transactional basis of our business. However, we cannot fully predict the impact seasonality and inflation may have in the future.

Results of Operations

The following table summarizes our gross profits by service line:

	Three Months Ended March 31,
	2003	2002	% change
Gross profits (in thousands)
Transportation
Truck	$100,543	$85,952	17.0%
Intermodal	5,433	4,168	30.4
Ocean	4,605	3,839	20.0
Air	771	553	39.4
Miscellaneous	2,632	2,056	28.0

Total transportation	113,984	96,568	18.0

Sourcing	11,821	11,324	4.4
Information services	7,286	5,705	27.7

Total	$133,091	$113,597	17.2%

The following table represents certain statement of operations data shown as percentages of our gross profits:

	Three Months Ended March 31,
	2003	2002
Gross profits	100.0%	100.0%
Selling, general, and administrative expenses:
Personnel expenses	50.5	51.8
Selling, general, and other administrative expenses	16.8	18.4

Total selling, general, and administrative expenses	67.3	70.2

Income from operations	32.7	29.8
Investment and other income	0.2	0.3

Income before provision for income taxes	32.9	30.1
Provision for income taxes	12.7	11.7

Net income	20.2%	18.4%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues. Gross revenues for the three months ended March 31, 2003 were $816.7 million, an increase of 10.4% over gross revenues of $740.0 million for the three months ended March 31, 2002. Gross profits for the three months ended March 31, 2003 were $133.1 million, an increase of 17.2% over gross profits of $113.6 million for the three months ended March 31, 2002. This was a result of an increase in transportation services gross profits of 18.0% to $114.0 million, an increase in sourcing gross profits of 4.4% to $11.8 million and an increase in information services gross profits of 27.7% to $7.3 million. Our gross profits increased at a different rate than our gross revenues due primarily to our mix of business. The gross profit margin, or gross profits as a percentage of gross revenues, varies by service line. Information Services has the highest gross profit margin, followed by Transportation, and finally Sourcing.

Transportation gross profits were 85.6% of our total gross profits for the quarter. Total Transportation gross profits increased by 18.0%. The increase in our truck transportation business of 17.0% was driven by volume growth in both truckload and less-than-truckload shipments. Gross profit per transaction in our truckload business was virtually unchanged. Our aggressive sales efforts throughout 2002 resulted in expansion of services with existing customers and growth with new customers.

Intermodal gross profits increased by 30.4% in the first quarter of 2003 as a result of increased volumes and margin expansion. Volume growth was driven by our aggressive sales efforts and customers’ greater confidence in intermodal service levels and their increased focus on cost savings. Gross profit per transaction in our intermodal business increased largely due to the mix of freight.

Air and ocean gross profits combined increased 22.4% this quarter compared to the first quarter of 2002. We opened an office in Hong Kong during the second quarter of 2002, and that office was a significant contributor to our growth in these modes. Growth with new customers also contributed to our international forwarding growth.

Miscellaneous transportation gross profits consists of customs brokerage fees, transportation management fees, warehouse and cross-dock services, and other miscellaneous transportation related services. The increase of 28.0% in the first quarter was driven by an increase in both customs brokerage business and in transportation management fees.

Sourcing gross profits increased 4.4% in the first quarter of 2003. The transition continues in our customer base for this business, which is primarily the buying and selling of fresh fruits and vegetables. We continue to see increases in volume and gross profits in our integrated relationships with large retailers, offset by a decline with our produce wholesale customers.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. Information Services gross profits increased 27.7% in the first quarter, primarily due to significant transaction growth. Changes in industry pricing, including growth in transaction fees charged to truckstops, also contributed to gross profit growth.

Personnel Expenses. Personnel expenses for the three months ended March 31, 2003 were $67.2 million, an increase of 14.2% over personnel expenses of $58.9 million for the three months ended March 31, 2002 Personnel expenses as a percentage of gross profits decreased to 50.5% for the three months ended March 31, 2003 compared to 51.8% for the three months ended March 31, 2002. Our branch network has been able to leverage growth with fewer resources through consolidation of administrative functions and improved productivity. Additionally, while our compensation system is largely variable cost, pay-for-performance, we do have some fixed personnel costs that have not grown as fast as gross profits.

Selling, General, and Administrative Expenses. Other selling, general, and administrative expenses for the three months ended March 31, 2003 were $22.4 million, an increase of 7.4% from $20.9 million for the three months ended March 31, 2002. Increased legal expense was offset by slower growth in travel, communications, and occupancy expenses. Our bad debt and depreciation expenses declined. While many of our expenses are variable, we historically gain leverage in periods of growth.

Income from Operations. Income from operations was $43.5 million for the three months ended March 31, 2003, an increase of 28.4% over $33.8 million for the three months ended March 31, 2002. Income from operations as a percentage of gross profits was 32.7% and 29.8% for the three months ended March 31, 2003 and 2002.

Investment and Other Income. Investment and other income was $344,000 for the three months ended March 31, 2003, an increase of 4.9% from $328,000 for the three months ended March 31, 2002. Our cash and cash equivalents as of March 31, 2003 increased $19.1 million over the balance as of March 31, 2002.

Provision for Income Taxes. Our effective income tax rates were 38.7% and 39.0% for the three months ended March 31, 2003 and 2002. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income was $26.8 million for the three months ended March 31, 2003, an increase of 28.8% over $20.8 million for the three months ended March 31, 2002. Basic net income per share increased by 28.0% to $0.32 from $0.25 per share in 2002. Diluted net income per share increased 29.2% to $0.31 from $0.24 per share in 2002.

Liquidity and Capital Resources

We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $137.2 million and $133.0 million as of March 31, 2003 and December 31, 2002. We also had available-for-sale securities of $45.4 million and $45.2 million as of March 31, 2003 and December 31, 2002.

We generated $11.8 million and $24.4 million of cash flow from operations for the three months ended March 31, 2003 and 2002. The most significant impact causing the change in cash flow from operations was our revenue growth. As our business grows, our investment in receivables, net of payables, increases. During the first quarter of 2002 our revenue was flat compared to growth of 17.2% in the first quarter of 2003.

We used $1.9 million and $17.7 million of cash and cash equivalents for investing activities for the quarters ended March 31, 2003 and 2002. In January 2002, we acquired the operating assets and certain liabilities of Smith Terminal Transportation Services (FTS) for $15.7 million. For the quarters ended March 31, 2003 and 2002, we purchased $1.3 million and $1.6 million of property and equipment, consisting primarily of computers and related equipment.

We used $6.0 million and $4.7 million of cash and cash equivalents for financing activities for the quarters ended March 31, 2003 and 2002, primarily to pay quarterly cash dividends and to repurchase common stock. The increase in cash used for financing activities resulted from our increase in the dividend payout rate from $0.06 per share in 2002 to $0.08 per share beginning in the first quarter of 2003. We declared a $0.08 per share dividend payable to shareholders of record as of March 7, 2003 that was paid on April 1, 2003.

We have 3 million Euros (formerly denominated in French francs) available under a line of credit at an interest rate of Euribor plus 45 basis points (3.02% at March 31, 2003). This discretionary line of credit has no expiration date and is currently being renegotiated. As of March 31, 2003 and 2002, we had no outstanding balance on this facility. Our credit agreement contains certain financial covenants, but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of March 31, 2003.

Absent a change in our current business plan or material acquisition, management believes that our available cash, together with expected future cash generated from operations and the amounts available under our line of credit, will be sufficient to satisfy our anticipated needs for working capital, capital expenditures and cash dividends for all future periods.

Critical Accounting Policies and Estimates

In the Company’s consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002, the Company’s most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to valuations for accounts receivable and valuation of goodwill. The Company reviewed its policies and determined that those policies and estimates remain our most critical accounting policies and estimates for the quarter ended March 31, 2003. The Company did not make any changes in those policies and estimates during the quarter.

New Accounting Pronouncements

See Note 3 of the notes to the condensed consolidated financial statements for a discussion on new accounting pronouncements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had approximately $182.5 million of cash and investments on March 31, 2003, consisting of $137.2 million of cash and cash equivalents and $45.4 of available-for-sale securities. Substantially all of the cash equivalents are money market securities from domestic issuers orbonds maturing in less than sixty days. All of our available-for-sale securities are high-quality, short-term bonds. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investments.

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

PART II—OTHER INFORMATION

ITEM 1.     Legal Proceedings

Along with T-J Transport, Inc., a carrier hired by us, we and others were named as defendants in three wrongful death lawsuits stemming from a multi-vehicle accident in 1999. The plaintiffs, representing the estates of the deceased, asserted liability based on the alleged negligence of the defendants. All three of these lawsuits were settled in the first quarter of 2003.

We settled the first of the three cases on January 3, 2003. Our insurance carriers had issued letters potentially denying coverage for some or all of the categories of possible damages. We believe our insurance carriers subsequently failed to discharge their good faith obligation to settle the lawsuit. We contributed $4.3 million as part of a complete settlement of our liability in the first lawsuit, while reserving our rights to proceed against our insurers. We filed a separate lawsuit against two of our insurance carriers, alleging wrongful conduct in the defense and settlement of the first case and demanding reimbursement of the $4.3 million contribution that we made. Our insurance carriers settled the second and third lawsuits in February and March 2003 without contribution from us.

From time to time, the Company is also involved in litigation arising out of its employment relationships. As first reported in our Form 10-Q for the quarter ended September 30, 2002, on October 2, 2002, the Company was named as a defendant in a lawsuit filed in the United States District Court for the District of Minnesota by a number of present and former female employees of the Company. The lawsuit alleges a hostile working environment, unequal pay, promotions and opportunities for women and failure to pay overtime. The plaintiffs seek unspecified monetary and non-monetary damages and class action certification. The Company denies all allegations and is vigorously defending the suit. Currently, the amount of any possible loss to the Company cannot be estimated; however, an unfavorable result could have a material adverse effect on our consolidated financial statements.

Also as first reported in our Form 10-Q for the quarter ended September 30, 2002, on November 7, 2002, the Company was named as a defendant in a lawsuit filed in the United States District Court for the District of Minnesota by former employees of the Company. The lawsuit alleges systematic failure by the Company to pay for overtime hours worked by its male employees under the federal Fair Labor Standards Act (FLSA). The suit seeks payment of the overtime wages earned, as well as double damages and other relief, on behalf of the plaintiffs and potential collective members who join in the lawsuit. The Company denies all allegations and is vigorously defending the suit. Currently, the amount of any possible loss to the Company cannot be estimated; however, an unfavorable result could have a material adverse effect on our consolidated financial statements.

The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, financial condition, results of operations, or cash flows of the Company.

ITEM 2.     Changes in Securities and Use of Proceeds

None.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

None.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8–K

A report on Form 8-K was filed by the Company on January 6, 2003; such report contained information under Item 5 (Other Events) and included as an exhibit under Item 7 a copy of the Company’s press release announcing settlement of a wrongful death lawsuit.

A report on Form 8-K was filed by the Company on February 5, 2003; such report contained information under Item 9 (Regulation FD) and included as an exhibit under Item 7 a copy of the Company’s earnings release for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2003
C.H. ROBINSON WORLDWIDE, INC.

	By	/s/ JOHN P. WIEHOFF

John P. Wiehoff
President and Chief Executive Officer

	By	/s/ THOMAS K. MAHLKE

Thomas K. Mahlke
Corporate Controller
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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ CHAD M. LINDBLOOM
Chad M. Lindbloom
Chief Financial Officer