Form 10-Q
period 2003-06-30
C H ROBINSON WORLDWIDE INC
filed 2003-08-12
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 1, 2003, the number of outstanding shares of the registrant’s common stock was 84,595,193.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$168,223	$132,999
Available-for-sale securities	45,516	45,227
Receivables, net of allowance for doubtful accounts of $24,462 and $24,155	415,742	391,670
Deferred tax asset	14,410	14,579
Prepaid expenses and other	6,160	4,097

Total current assets	650,051	588,572
PROPERTY AND EQUIPMENT, net	24,589	26,476
GOODWILL, net	152,970	152,970
OTHER ASSETS, net	10,473	9,133

Total assets	$838,083	$777,151

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$296,451	$275,157
Accrued expenses—
Compensation and profit-sharing contribution	35,936	39,533
Income taxes and other	26,331	28,784

Total current liabilities	358,718	343,474
LONG TERM LIABILITIES:
Deferred tax liability	9,517	6,280
Nonqualified deferred compensation obligation	2,371	1,567

Total liabilities	370,606	351,321

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 130,000 shares authorized; 85,042 shares issued, 84,574 and 84,506 shares outstanding	8,457	8,451
Additional paid-in capital	93,577	96,687
Retained earnings	387,348	345,080
Deferred compensation	(5,848)	(6,316)
Cumulative other comprehensive loss	(1,439)	(2,439)
Treasury stock at cost (468 and 536 shares)	(14,618)	(15,633)

Total stockholders’ investment	467,477	425,830

	$838,083	$777,151

The accompanying notes are an integral part of these condensed consolidated balance sheets.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
GROSS REVENUES	$935,206	$842,720	$1,751,950	$1,582,751
COST OF TRANSPORTATION, PRODUCTS, AND HANDLING	799,181	721,150	1,482,834	1,347,584

GROSS PROFITS	136,025	121,570	269,116	235,167
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Personnel	67,747	58,634	134,966	117,520
Other selling, general, and administrative	22,126	21,965	44,538	42,838

Total selling, general, and administrative expenses	89,873	80,599	179,504	160,358

INCOME FROM OPERATIONS	46,152	40,971	89,612	74,809
INVESTMENT AND OTHER INCOME	1,050	352	1,394	680

INCOME BEFORE PROVISION FOR INCOME TAXES	47,202	41,323	91,006	75,489
PROVISION FOR INCOME TAXES	18,251	16,117	35,219	29,441

NET INCOME	28,951	25,206	55,787	46,048
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	672	(1,230)	1,002	(891)

COMPREHENSIVE INCOME	$29,623	$23,976	$56,789	$45,157

BASIC NET INCOME PER SHARE	$0.34	$0.30	$0.66	$0.55

DILUTED NET INCOME PER SHARE	$0.34	$0.29	$0.65	$0.54

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	84,391	84,339	84,362	84,307
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	1,735	1,641	1,513	1,518

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	86,126	85,980	85,875	85,825

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES:
Net income	$55,787	$46,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,466	7,121
Deferred compensation expense	468	454
Provision for doubtful accounts	2,538	4,091
Deferred income taxes	3,406	1,345
Loss on disposal of assets	306	335
Changes in operating elements, net of effects of acquisitions:
Receivables	(26,610)	(38,655)
Prepaid expenses and other	(2,063)	(142)
Accounts payable	21,287	30,859
Accrued compensation and profit sharing contribution	(3,597)	(9,614)
Accrued income taxes and other	(2,453)	277

Net cash provided by operating activities	54,535	42,119

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(2,850)	(4,454)
Purchase of available-for-sale securities	(291)	—
Cash paid for acquisitions, net of cash acquired	—	(15,716)
Other	(1,571)	(809)

Net cash used for investing activities	(4,712)	(20,979)

FINANCING ACTIVITIES:
Proceeds from stock issued for employee benefit plans	4,896	5,098
Repurchase of common stock	(6,985)	(6,298)
Cash dividends	(13,512)	(10,132)

Net cash used for financing activities	(15,601)	(11,332)

Effect of exchange rates on cash	1,002	(891)
Net increase in cash and cash equivalents	35,224	8,917
CASH AND CASH EQUIVALENTS, beginning of period	132,999	115,741

CASH AND CASH EQUIVALENTS, end of period	$168,223	$124,658

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

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the six months ended June 30, 2003 and 2002 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

2. Stock-based compensation:

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

	Three Months Ended		Six Months Ended
In thousands, except per-share data	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income
Net income—as reported	$28,951	$25,206	$55,787	$46,048
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(1,341)	(1,091)	(2,659)	(2,081)

Net income from continuing operations—pro forma	$27,610	$24,115	$53,128	$43,967

Earnings per common share—
Basic—as reported	$0.34	$0.30	$0.66	$0.55
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.01)	(0.01)	(0.03)	(0.03)

Basic—pro forma	$0.33	$0.29	$0.63	$0.52

Diluted—as reported	$0.34	$0.29	$0.65	$0.54
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.02)	(0.01)	(0.03)	(0.03)

Diluted—pro forma	$0.32	$0.28	$0.62	$0.51

Weighted average common shares outstanding
Basic	84,391	84,339	84,362	84,307
Diluted	86,126	85,980	85,875	85,825

We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

	2003	2002
Risk-free rate	3.51%	3.8-4.7%
Expected dividend yield	1.0%	1.0%
Expected stock price volatility	38.2%	40.0-42.0%
Expected option term	7 years	7 years
Fair value per option	$11.73	$11.42-13.18

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not anticipate that the adoption of SFAS No. 150 will have an impact on our financial statement disclosures, consolidated results of operations, financial position, or cash flows.

4. Litigation

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

Forward-looking Information

Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events and by their nature involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in market demand and pricing for our services, the impact of competition, changes in relationships with our customers, our ability to source capacity to transport freight, our ability to source produce, the risks associated with litigation and insurance coverage, our ability to integrate acquisitions, the impacts of war, the risks associated with operations outside the United States, and changing economic conditions. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Exhibit 99.1 to our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002 filed on March 17, 2003.

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

In the transportation industry, results of operations generally show a seasonal pattern as customers reduce transactions during and after the winter holiday season. In recent years, our income from operations has been lower in the first quarter than in the other three quarters, but it has not had a significant impact on our results of operations or on our cash flows. Also, inflation has not materially affected our operations due to the short-term, transactional basis of our business. However, we cannot fully predict the impact seasonality and inflation may have in the future.

Results of Operations

The following table summarizes our gross profits by service line:

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% change	2003	2002	% change
Gross profits (in thousands)
Transportation:
Truck	$98,673	$89,724	10.0%	$199,216	$175,676	13.4%
Intermodal	7,168	5,066	41.5	12,601	9,234	36.5
Ocean	5,242	4,301	21.9	9,847	8,140	21.0
Air	1,056	846	24.8	1,827	1,399	30.6
Miscellaneous	2,827	2,099	34.7	5,459	4,155	31.4

Total transportation	114,966	102,036	12.7	228,950	198,604	15.3
Sourcing	13,787	13,018	5.9	25,608	24,342	5.2
Information services	7,272	6,516	11.6	14,558	12,221	19.1

Total	$136,025	$121,570	11.9%	$269,116	$235,167	14.4%

The following table represents certain statement of operations data shown as percentages of our gross profits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Gross profits	100.0%	100.0%	100.0%	100.0%
Selling, general, and administrative expenses
Personnel expenses	49.8	48.2	50.2	50.0
Other selling, general, and administrative expenses	16.3	18.1	16.5	18.2

Total selling, general, and administrative expenses	66.1	66.3	66.7	68.2

Income from operations	33.9	33.7	33.3	31.8
Investment and other income	0.8	0.3	0.5	0.3

Income before provision for income taxes	34.7	34.0	33.8	32.1
Provision for income taxes	13.4	13.3	13.1	12.5

Net income	21.3%	20.7%	20.7%	19.6%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues. Gross revenues for the three months ended June 30, 2003 were $935.2 million, an increase of 11.0% over gross revenues of $842.7 million for the three months ended June 30, 2002. Gross profits for the three months ended June 30, 2003 were $136.0 million, an increase of 11.9% over gross profits of $121.6 million for the three months ended June 30, 2002. This was a result of an increase in transportation services gross profits of 12.7% to $115.0 million, an increase in sourcing gross profits of 5.9% to $13.8 million and an increase in information services gross profits of 11.6% to $7.3 million. Our gross profits increased at a different rate than our gross revenues due primarily to our mix of business. The gross profit margin, or gross profits as a percentage of gross revenues, varies by service line. Information Services has the highest gross profit margin, followed by Transportation, and finally Sourcing.

Transportation gross profits, 84.5% of our total gross profits for the quarter, increased 12.7%. The increase in our truck transportation business of 10.0% was driven primarily by transaction growth and a slight increase in profit per transaction. Our truckload profit per transaction increased slightly compared to the second quarter of 2002, when our margins declined due to market conditions in parts of the country. Our truckload profit per transaction in the second quarter of 2003 was consistent with historical levels for this period.

Intermodal gross profits increased by 41.5% in the second quarter of 2003 as a result of increased volumes and margin expansion. Volume growth was driven by our aggressive sales efforts, and customers’ greater confidence in intermodal service levels and their increased focus on cost savings. Gross profit per transaction in our intermodal business increased largely due to the mix of freight.

Air and ocean gross profits combined increased 22.4% this quarter compared to the second quarter of 2002. We opened an office in Hong Kong during the second quarter of 2002, and that office was a significant contributor to our growth in these modes. New customers also contributed to our international forwarding growth.

Miscellaneous transportation gross profits consists of customs brokerage fees, transportation management fees, warehouse and cross-dock services, and other miscellaneous transportation related services. The increase of 34.7% in the second quarter was driven by an increase in both customs brokerage business and in transportation management fees.

Sourcing gross profits increased 5.9% in the second quarter of 2003. The transition continues in our customer base for this business, which is primarily the buying and selling of fresh fruits and vegetables. We continue to see increases in volume and gross profits in our integrated relationships with large retailers, offset by a decline with our produce wholesale customers.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. Information Services gross profits increased 11.6% in the second quarter, due primarily to transaction growth. Following industry trends, T-Chek changed its pricing during the first quarter of 2002, which generated additional gross profit growth through the first quarter of 2003. Our growth rate in the second quarter of 2003 was no longer impacted by this price change.

Personnel Expenses. Personnel expenses for the three months ended June 30, 2003 were $67.7 million, an increase of 15.5% over personnel expenses of $58.6 million for the three months ended June 30, 2002. Our consolidated headcount increased by 116 to 3,989 during the second quarter, from the first quarter of 2003. Average gross profit per employee increased 7.0% in the second quarter of 2003 compared to the second quarter of 2002. Our branch network has been able to leverage growth with fewer people through improved productivity. Gross profits per employee is a key performance indicator used by management to analyze our productivity, to benchmark the financial performance of our branches and to analyze impacts of technology and other investments in our business.

Personnel expense as a percentage of gross profit increased in the second quarter of 2003 to 49.8% compared to 48.2% in the second quarter of 2002. The increase is largely attributable to an accrual for anticipated restricted stock grants in 2003 of approximately 1 million shares. These shares will vest over a five-year period, based on the company’s financial performance. This board-approved program is being created under our existing Omnibus Stock Incentive Plan in order to further align certain employees’ interests towards long-term company growth.

Selling, General, and Administrative Expenses. Other selling, general, and administrative expenses for the three months ended June 30, 2003 were $22.1 million, an increase of 0.7% from $22.0 million for the three months ended June 30, 2002. Increased legal and travel expenses were offset by slight declines in our bad debt, communications, and depreciation expense. While many of our expenses are variable, we gain leverage in periods of growth.

Income from Operations. Income from operations was $46.2 million for the three months ended June 30, 2003, an increase of 12.6% over $41.0 million for the three months ended June 30, 2002. Income from operations as a percentage of gross profits was 33.9% and 33.7% for the three months ended June 30, 2003 and 2002.

Investment and Other Income. Investment and other income was $1.1 million for the three months ended June 30, 2003, an increase of 198.3% from $0.4 million for the three months ended June 30, 2002. Our cash and cash equivalents as of June 30, 2003 increased $43.6 million over the balance as of June 30, 2002.

In addition, $0.5 million of the increase in investment and other income was related an increase in value in our non-qualified deferred compensation plan portfolio of investments. During the second quarter of 2003, we had investment income of $0.3 million compared to investment loss of $0.2 million during the second quarter of 2002. In this plan, participants may elect to defer up to 100% of their cash compensation into a choice of investment options. We have chosen to purchase matching investments to fund our future liability of these deferrals. According to accounting rules, the gain or loss on our investment asset is non-operating, while the gain or loss on our liability for the participant’s investment is a component of personnel expense. The investments had an aggregate market value of $2,371,000 and $1,675,000 as of June 30, 2003 and 2002.

Provision for Income Taxes. Our effective income tax rates were 38.7% and 39.0% for the three months ended June 30, 2003 and 2002. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income was $29.0 million for the three months ended June 30, 2003, an increase of 14.9% over $25.2 million for the three months ended June 30, 2002. Basic net income per share increased by 13.3% to $0.34 from $0.30 per share in 2002. Diluted net income per share increased 17.2% to $0.34 from $0.29 per share in 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues. Gross revenues for the six months ended June 30, 2003 were $1.75 billion, an increase of 10.7% over gross revenues of $1.58 billion for the six months ended June 30, 2002. Gross profits for the six months ended June 30, 2003 were $269.1 million, an increase of 14.4% over gross profits of $235.2 million for the six months ended June 30, 2002. This was a result of an increase in transportation services gross profits of 15.3% to $229.0 million, an increase in sourcing gross profits of 5.2% to $25.6 million and an increase in information services gross profits of 19.1% to $14.6 million. Our gross profits increased at a different rate than our gross revenues due primarily to our mix of business. The gross profit margin, or gross profits as a percentage of gross revenues, varies by service line. Information Services has the highest gross profit margin, followed by Transportation, and finally Sourcing.

Transportation gross profits, 85.1% of our total gross profits for the six months ended June 30, 2003, increased by 15.3%. The increase in our truck transportation business of 13.4% was driven primarily by transaction growth and a slight increase in profit per transaction. Our aggressive sales efforts throughout 2002 resulted in expansion of services with existing customers and growth with new customers.

Intermodal gross profits increased by 36.5% for the six months ended June 30, 2003, as a result of increased volumes and margin expansion. Volume growth was driven by our aggressive sales efforts and customers’ greater confidence in intermodal service levels and their increased focus on cost savings. Gross profit per transaction in our intermodal business increased largely due to the mix of freight.

Air and ocean gross profits combined increased 22.4% for the six months ended June 30, 2003. We opened an office in Hong Kong during the second quarter of 2002, and that office was a significant contributor to our growth in these modes. New customers also contributed to our international forwarding growth.

Miscellaneous transportation gross profits consists of customs brokerage fees, transportation management fees, warehouse and cross-dock services, and other miscellaneous transportation related services. The increase of

31.4% in the six months ended June 30, 2003, was driven by an increase in both customs brokerage business and in transportation management fees.

Sourcing gross profit increased 5.2% during the six months ended June 30, 2003. The transition continues in our customer base for this business, which is primarily the buying and selling of fresh fruits and vegetables. We continue to see increases in volume and gross profits in our integrated relationships with large retailers, offset by a decline with our produce wholesale customers.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. Information Services gross profits increased 19.1% during the six months ended June 30, 2003, due primarily to transaction growth. Following industry trends, T-Chek changed its pricing during the first quarter of 2002, which generated additional gross profit growth through the first quarter of 2003.

Personnel Expenses. Personnel expenses for the six months ended June 30, 2003 were $135.0 million, an increase of 14.8% over personnel expenses of $117.5 million for the six months ended June 30, 2002. Average gross profit per employee, a key management indicator of productivity, increased 11.0% in the first six months of 2003, compared to the same period in 2002. Our branch network has been able to leverage growth with fewer people through improved productivity. Gross profits per employee is a key performance indicator used by management to analyze our productivity, to benchmark the financial performance of our branches and to analyze impacts of technology and other investments in our business.

Personnel expenses as a percentage of gross profits increased to 50.2% for the six months ended June 30, 2003 compared to 50.0% for the six months ended June 30, 2002. The increase in personnel expense as a percentage of gross profit is largely attributable to an accrual for anticipated restricted stock grants in 2003 of approximately 1 million shares. These shares will vest over a five-year period, based on the company’s financial performance. This board-approved program is being created under our existing Omnibus Stock Incentive Plan in order to further align certain employees’ interest towards long-term company growth.

Selling, General, and Administrative Expenses. Other selling, general, and administrative expenses for the six months ended June 30, 2003 were $44.5 million, an increase of 4.0% from $42.8 million for the six months ended June 30, 2002. Increased legal and travel expenses were offset by slower growth in our bad debt, communications, and depreciation expense. While many of our expenses are variable, we historically gain leverage in periods of growth.

Income from Operations. Income from operations was $89.6 million for the six months ended June 30, 2003, an increase of 19.8% over $74.8 million for the six months ended June 30, 2002. Income from operations as a percentage of gross profits was 33.3% and 31.8% for the six months ended June 30, 2003 and 2002.

Investment and Other Income. Investment and other income was $1.4 million for the six months ended June 30, 2003, an increase of 105.0% from $0.7 million for the six months ended June 30, 2002. Our cash and cash equivalents as of June 30, 2003 increased $43.6 million over the balance as of June 30, 2002. Improved returns on our non-qualified deferred compensation investment portfolio accounted for $0.4 million of this increase.

Provision for Income Taxes. Our effective income tax rates were 38.7% and 39.0% for the six months ended June 30, 2003 and 2002. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income was $55.8 million for the six months ended June 30, 2003, an increase of 21.1% over $46.0 million for the six months ended June 30, 2002. Basic net income per share increased by 20.0% to $0.66 from $0.55 per share in 2002. Diluted net income per share increased 20.4% to $0.65 from $0.54 per share in 2002.

Liquidity and Capital Resources

We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $168.2 million and $133.0 million as of June 30, 2003 and December 31, 2002. We also had available-for-sale securities of $45.5 million and $45.2 million as of June 30, 2003 and December 31, 2002.

We generated $54.5 million and $42.1 million of cash flow from operations for the six months ended June 30, 2003 and 2002. The most significant impact causing the change in cash flow from operations was our net income growth.

We used $4.7 million and $21.0 million of cash and cash equivalents for investing activities for the six months ended June 30, 2003 and 2002. In January 2002, we acquired the operating assets and certain liabilities of Smith Terminal Transportation Services (FTS) for $15.7 million. For the six months ended June 30, 2003 and 2002, we purchased $2.9 million and $4.5 million of property and equipment, consisting primarily of computers and related equipment.

We used $15.6 million and $11.3 million of cash and cash equivalents for financing activities for the six months ended June 30, 2003 and 2002, primarily to pay quarterly cash dividends and to repurchase common stock. The increase in cash used for financing activities resulted from our increase in the dividend from $0.06 per share in 2002 to $0.08 per share beginning in the first quarter of 2003. We declared a $0.08 per share dividend payable to shareholders of record as of June 6, 2003 that was paid on July 1, 2003.

We have 3 million Euros (formerly denominated in French francs) available under a line of credit at an interest rate of Euribor plus 45 basis points (2.6% at June 30, 2003). This discretionary line of credit has no expiration date. As of June 30, 2003, we had no outstanding balance on this facility. Our credit agreement contains certain financial covenants, but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of June 30, 2003.

Absent a change in our current business plan or a material acquisition, management believes that our available cash, together with expected future cash generated from operations and the amounts available under our line of credit, will be sufficient to satisfy our anticipated needs for working capital, capital expenditures and cash dividends for all future periods.

Critical Accounting Policies and Estimates

Our consolidated financial statements include our accounts and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing our financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2002, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting estimates and the policies surrounding them.

REVENUE RECOGNITION. Gross revenues consist of the total dollar value of goods and services purchased from the Company by customers. Gross profits are gross revenues less the direct costs of transportation, products, and handling. We act principally as the service provider for these transactions and recognize revenue as these services are rendered and goods are delivered. At that time, our obligations to the transactions are completed and collection of receivables is reasonably assured. Emerging Issues Task Force No, 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” establishes the criteria for recognizing revenues on a gross or net basis. Nearly all transactions in our Transportation and Sourcing business are recorded at the gross amount we charge our customers for the service we provide. In these transactions, we are the primary obligor, we are the principal to the transaction, we have all credit risk, we maintain substantially all risks and rewards, we have discretion to select the supplier, and we have latitude in pricing decisions. Additionally in our Sourcing business, we take loss of inventory risk after customer order and during shipment and have general inventory risk. Certain transactions in customs brokerage, transportation management, and all transactions in Information Services are recorded at the net amount we charge our customers for the service we provide because the factors stated above are not present.

VALUATIONS FOR ACCOUNTS RECEIVABLE. The allowance for doubtful accounts on accounts receivable is one of our most critical accounting estimates, due to the fact that accounts receivable is the largest asset on our balance sheet. This estimate is based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance was $24.5 million as of June 30, 2003, an increase of 1.3% over $24.2 million as of December 31, 2002. Net accounts receivable for that same period increased 6.1%. Management believes that the recorded allowance is sufficient and appropriate based on the exposures identified and our historical experience.

VALUATION OF GOODWILL. We manage and report our operations as one operating segment. Our branches represent a series of homogenous reporting units that are aggregated for the purpose of analyzing goodwill for impairment, thus goodwill is evaluated for impairment on an enterprise wide basis. Based on the substantial excess of our market capitalization over our book value, management has determined that there is no indication of goodwill impairment at June 30, 2003.

New Accounting Pronouncements

See Note 3 of the notes to the condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had approximately $213.7 million of cash and investments on June 30, 2003, consisting of $168.2 million of cash and cash equivalents and $45.5 of available-for-sale securities. Substantially all of the cash equivalents are money market securities from domestic issuers orbonds maturing in less than sixty days. All of our available-for-sale securities are high-quality, short-term bonds. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investments.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

(b) Changes in internal controls over financial reporting.

During the quarter ended June 30, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, the Company is involved in litigation arising out of its employment relationships. As first reported in our Form 10-Q for the quarter ended September 30, 2002, on October 2, 2002, the Company was named as a defendant in a lawsuit filed in the United States District Court for the District of Minnesota by a number of present and former female employees of the Company. The lawsuit alleges a hostile working environment, unequal pay, promotions and opportunities for women, and failure to pay overtime. The plaintiffs seek unspecified monetary and non-monetary damages and class action certification. The Company denies all allegations and is vigorously defending the suit. Currently, the amount of any possible loss to the Company cannot be estimated; however, an unfavorable result could have a material adverse effect on our consolidated financial statements.

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

The Annual Meeting of the Company’s stockholders was held on May 6, 2003. At the meeting, stockholders voted on the reelection of two directors for terms expiring at the Annual Meeting of the Company in 2006. Each of the directors was reelected by a vote as follows: John P. Wiehoff received 75,905,135 votes “For” and 849,715 votes were “Withheld;” and Gerald A. Schwalbach received 76,081,378 votes “For” and 673,472 votes were “Withheld.”

At the meeting, stockholders ratified Deloitte & Touche LLP as the Company’s Independent Auditors by a vote as follows: 75,688,436 votes “For”, 986,751 votes “Against”, and 79,663 votes abstained.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A report on Form 8-K was filed by the Company on April 22, 2003; such report contained information under Item 9 (Regulation FD) and included as an exhibit under Item 7 a copy of the Company’s earnings release for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2003

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ JOHN P. WIEHOFF
John P. Wiehoff Chief Executive Officer

By:	/s/ THOMAS K. MAHLKE
Thomas K. Mahlke Controller (principal accounting officer)