Form 10-Q
period 2003-09-30
C H ROBINSON WORLDWIDE INC
filed 2003-11-13
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of November 1, 2003, the number of outstanding shares of the registrant’s common stock was 84,446,583.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$178,901	$132,999
Available-for-sale securities	45,620	45,227
Receivables, net of allowance for doubtful accounts of $24,202 and $24,155	438,453	391,670
Deferred tax asset	11,383	14,579
Prepaid expenses and other	5,332	4,097

Total current assets	679,689	588,572

PROPERTY AND EQUIPMENT, net	23,902	26,476
GOODWILL, net	153,470	152,970
INTANGIBLE AND OTHER ASSETS, net	10,044	9,133

Total assets	$867,105	$777,151

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$299,585	$275,157
Accrued expenses—
Compensation and profit-sharing contribution	42,145	39,533
Income taxes and other	24,208	28,784

Total current liabilities	365,938	343,474

LONG TERM LIABILITIES:
Deferred tax liability	9,887	6,280
Non-qualified deferred compensation obligation	2,378	1,567

Total liabilities	378,203	351,321

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 130,000 shares authorized; 85,042 shares issued, 84,651 and 84,506 shares outstanding	8,465	8,451
Additional paid-in capital	90,734	96,687
Retained earnings	409,487	345,080
Deferred compensation	(5,614)	(6,316)
Cumulative other comprehensive loss	(1,236)	(2,439)
Treasury stock at cost (391 and 536 shares)	(12,934)	(15,633)

Total stockholders’ investment	488,902	425,830

Total liabilities and stockholders’ investment	$867,105	$777,151

The accompanying notes are an integral part of these condensed consolidated balance sheets.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
GROSS REVENUES
Transportation	$720,571	$669,850	$2,085,347	$1,849,460
Sourcing	191,249	195,618	563,865	586,538
Information Services	7,518	6,777	22,076	18,998

Total gross revenues	919,338	872,245	2,671,288	2,454,996
COST OF TRANSPORTATION, PRODUCTS AND HANDLING
Transportation	605,221	565,648	1,741,047	1,546,654
Sourcing	178,296	183,513	525,304	550,091

Total cost of transportation, products and handling	783,517	749,161	2,266,351	2,096,745

GROSS PROFITS	135,821	123,084	404,937	358,251
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Personnel expenses	67,258	59,234	202,244	176,754
Other selling, general, and administrative expenses	21,755	21,486	66,293	64,324

Total selling, general, and administrative expenses	89,013	80,720	268,517	241,078

INCOME FROM OPERATIONS	46,808	42,364	136,420	117,173
INVESTMENT AND OTHER INCOME
Interest income	573	437	1,683	1,219
Non-qualified deferred compensation investment gain (loss)	61	(242)	244	(483)
Other	(290)	(15)	(189)	124

Total investment and other income	344	180	1,738	860

INCOME BEFORE PROVISION FOR INCOME TAXES	47,152	42,544	138,158	118,033
PROVISION FOR INCOME TAXES	18,248	16,593	53,467	46,034

NET INCOME	28,904	25,951	84,691	71,999
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	211	(122)	1,213	(1,014)

COMPREHENSIVE INCOME	$29,115	$25,829	$85,904	$70,985

BASIC NET INCOME PER SHARE	$0.34	$0.31	$1.00	$0.85

DILUTED NET INCOME PER SHARE	$0.34	$0.30	$0.98	$0.84

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	84,401	84,292	84,375	84,302
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	1,827	1,208	1,618	1,429

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	86,228	85,500	85,993	85,731

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES:
Net income	$84,691	$71,999
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	8,142	10,661
Deferred compensation expense	702	688
Provision for doubtful accounts	3,076	4,626
Deferred income taxes	6,803	922
Loss on sale of assets	355	521
Changes in operating elements—
Receivables	(49,859)	(28,170)
Prepaid expenses and other	(1,235)	260
Accounts payable	24,425	14,764
Accrued compensation and profit sharing contribution	2,612	(2,670)
Accrued income taxes and other	(4,576)	88

Net cash provided by operating activities	75,136	73,689

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(4,291)	(5,924)
Purchases of available for sale securities, net	(403)	(25,098)
Cash paid for acquisitions, net	(500)	(15,716)
Change in other assets/liabilities, net	(1,732)	(1,302)

Net cash used for investing activities	(6,926)	(48,040)

FINANCING ACTIVITIES:
Stock issued for employee benefit plans	8,261	6,057
Repurchase of common stock	(11,501)	(9,608)
Cash dividends	(20,281)	(15,201)

Net cash used for financing activities	(23,521)	(18,752)

Effect of exchange rates on cash	1,213	(1,014)

Net increase in cash and cash equivalents	45,902	5,883

CASH AND CASH EQUIVALENTS, beginning of period	132,999	115,741

CASH AND CASH EQUIVALENTS, end of period	$178,901	$121,624

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and its Subsidiaries (“the Company,” “we,” “us,” or “our”) is a global provider of multimodal transportation services and logistics solutions operating through a network of 151 offices in North America, South America, Europe, and Asia. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and its majority owned and controlled subsidiaries. Minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per-share data	2003	2002	2003	2002
Net income
Net income—as reported	$28,904	$25,951	$84,691	$71,999
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(1,322)	(1,104)	(3,981)	(3,185)

Net income from continuing operations—pro forma	$27,582	$24,847	$80,710	$68,814

Earnings per common share—
Basic—as reported	$0.34	$0.31	$1.00	$0.85
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.01)	(0.01)	(0.04)	(0.03)

Basic—pro forma	$0.33	$0.30	$0.96	$0.82

Diluted—as reported	$0.34	$0.30	$0.98	$0.84
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.02)	(0.01)	(0.04)	(0.04)

Diluted—pro forma	$0.32	$0.29	$0.94	$0.80

Weighted average common shares outstanding
Basic	84,401	84,292	84,375	84,302
Diluted	86,228	85,500	85,993	85,731

We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

	2003	2002
Risk-free rate	2.9-3.5%	3.8-4.7%
Expected dividend yield	1.0%	1.0%
Expected stock price volatility	28.6-38.2%	40.0-40.2%
Expected option term	7 years	7 years
Fair value per option	$10.82-11.73	$11.42-13.18

3. New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to account for stock-based compensation in accordance with APB Opinion No. 25. We adopted the disclosure provisions of SFAS No. 148 at March 31, 2003 (see Note 2). The adoption of this standard did not have an effect on our consolidated financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an effect on our consolidated financial position, results of operations, or cash flows.

4. Goodwill and Intangible Assets

A summary of our intangible assets as of September 30, 2003 is as follows (in thousands):

	Unamortizable intangible assets	Amortizable intangible assets
Gross	$168,230	$3,555
Accumulated amortization	(11,870)	(2,586)

Net	$156,360	$969

The change in the carrying amount of goodwill for the nine months ended September 30, 2003 is as follows (in thousands):

Balance December 31, 2002	$163,673
Goodwill associated with acquisitions	500

Balance September 30, 2003	$164,173

Amortization expense for the nine months ended September 30, 2003 for other intangible assets was $468,000. Estimated amortization expense for each of the 5 succeeding fiscal years based on the intangible assets at September 30, 2003 is as follows:

2004	$567,000
2005	184,000
2006	184,000
2007	22,000
2008	7,500

5. Litigation

During 2002, we were named as a defendant in two lawsuits by a number of present and former employees. The first lawsuit alleges a hostile working environment, unequal pay, promotions, and opportunities for women, and failure to pay overtime. The second lawsuit alleges a failure to pay overtime. The plaintiffs in both lawsuits seek unspecified monetary and non-monetary damages and class action certification. We deny all allegations and are vigorously defending the suits. In addition, we have insurance coverage for some of the claims asserted in the first lawsuit. Currently, the amount of any possible loss to us cannot be estimated; however, an unfavorable result could have a material adverse effect on our consolidated financial statements.

We are not otherwise subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

6. Supplementary Information

Our consolidated statement of operations and comprehensive income presents a breakdown of our gross revenues and cost of transportation, products, and handling among Transportation, Sourcing and Information Services for the first time this quarter. This provides additional information to our stockholders and other interested parties to analyze our business results. Future quarterly and annual filings will include this information. Our Information Services business is a fee-based business, which generates a 100% profit margin. The following table sets forth this same information for all quarters completed in the years 2003, 2002 and 2001 for comparative purposes (in thousands).

	2003
	First Quarter	Second Quarter	Third Quarter
Gross revenues
Transportation	$641,544	$723,232	$720,571
Sourcing	167,914	204,702	191,249
Information Services	7,286	7,272	7,518

Total	816,744	935,206	919,338

Cost of transportation, products and handling
Transportation	527,560	608,266	605,221
Sourcing	156,093	190,915	178,296

Total	683,653	799,181	783,517

Gross profits	$133,091	$136,025	$135,821

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross revenues
Transportation	$546,387	$633,223	$669,850	$667,751
Sourcing	187,939	202,981	195,618	164,793
Information Services	5,705	6,516	6,777	6,933

Total	740,031	842,720	872,245	839,477

Cost of transportation, products and handling
Transportation	449,819	531,187	565,648	559,246
Sourcing	176,615	189,963	183,513	154,704

Total	626,434	721,150	749,161	713,950

Gross profits	$113,597	$121,570	$123,084	$125,527

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross revenues
Transportation	$552,107	$593,762	$583,670	$602,876
Sourcing	175,326	197,739	195,521	168,093
Information Services	5,051	5,193	5,326	5,408

Total	732,484	796,694	784,517	776,377

Cost of transportation, products and handling
Transportation	455,379	493,388	486,990	506,218
Sourcing	163,796	185,303	184,335	158,091

Total	619,175	678,691	671,325	664,309

Gross profits	$113,309	$118,003	$113,192	$112,068

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto.

Forward-looking Information

Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events and by their nature involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in market demand and pricing for our services, the impact of competition, changes in relationships with our customers, our ability to source capacity to transport freight, our ability to source produce, the risks associated with litigation and insurance coverage, our ability to integrate the operations of acquired companies, the impacts of war on the economy, the risks associated with operations outside the United States, and changing economic conditions. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Exhibit 99.1 to our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002 filed on March 17, 2003.

General

We are a global provider of multimodal transportation services and logistics solutions operating through a network of 151 branch offices in North America, South America, Europe, and Asia. Gross revenues represent the total dollar value of services and goods we sell to our customers. Our costs of transportation, products, and handling include the contracted direct costs of transportation, including motor carrier, rail, ocean, air, and other costs, and the purchase price of the products we source. We act principally as a service provider to add value and expertise in the execution and procurement of these services for our customers. Our gross profits (gross revenues less cost of transportation, products, and handling) are the primary indicator of our ability to source, add value and resell services and products that are provided by third parties, and are considered by management to be our primary performance measurement. Accordingly, the discussion of results of operations below focuses on the changes in our gross profits. We provide our gross profit percentages below to provide additional information to our stockholders for analyzing our business results, although our business decisions are based primarily on gross profits and our profitability in relation to gross profits.

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

Results of Operations

The following table sets forth our gross profit percentages between services and products. We are disclosing this information for the first time this quarter in order to provide additional information to our stockholders and other interested parties for analyzing our business results. See Note 5 of our “Notes to Condensed Consolidated Financial Statements” for further information on all quarters of 2001, 2002 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Transportation	16.0%	15.6%	16.5%	16.4%
Sourcing	6.8	6.2	6.8	6.2
Information Services	100.0	100.0	100.0	100.0
Total	14.8%	14.1%	15.2%	14.6%

The following table summarizes our gross profits by service line:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	% change	2003	2002	% change
Gross profits (in thousands)
Transportation:
Truck	$99,384	$90,999	9.2%	$298,600	$266,675	12.0%
Intermodal	7,851	5,736	36.9	20,452	14,970	36.6
Ocean	4,317	4,339	(0.5)	14,164	12,479	13.5
Air	1,137	830	37.0	2,964	2,229	33.0
Miscellaneous	2,661	2,298	15.8	8,120	6,453	25.8

Total transportation	115,350	104,202	10.7	344,300	302,806	13.7

Sourcing	12,953	12,105	7.0	38,561	36,447	5.8
Information Services	7,518	6,777	10.9	22,076	18,998	16.2

Total	$135,821	$123,084	10.3%	$404,937	$358,251	13.0%

The following table represents certain statement of operations data shown as percentages of our gross profits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Gross profits	100.0%	100.0%	100.0%	100.0%
Selling, general, and administrative expenses
Personnel expenses	49.5	48.1	49.9	49.3
Other selling, general, and administrative expenses	16.0	17.5	16.4	18.0

Total selling, general, and administrative expenses	65.5	65.6	66.3	67.3
Income from operations	34.5	34.4	33.7	32.7
Investment and other income
Interest income	0.4	0.4	0.4	0.3
Non-qualified deferred compensation investment gain (loss)	0.0	(0.2)	0.1	(0.1)
Other	(0.2)	0.0	(0.1)	0.0

Total investment and other income	0.2	0.2	0.4	0.2

Income before provision for income taxes	34.7	34.6	34.1	32.9
Provision for income taxes	13.4	13.5	13.2	12.8

Net income	21.3%	21.1%	20.9%	20.1%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues. Gross revenues for the three months ended September 30, 2003 were $919.3 million, an increase of 5.4% over gross revenues of $872.2 million for the three months ended September 30, 2002. Gross profits for the three months ended September 30, 2003 were $135.8 million, an increase of 10.3% over gross profits of $123.1 million for the three months ended September 30, 2002. This was a result of an increase in Transportation gross profit of 10.7% to $115.4 million, an increase in Sourcing gross profit of 7.0% to $13.0 million, and an increase in Information Services gross profit of 10.9% to $7.5 million.

For the third quarter, our gross profit percentage, or gross profit as a percentage of gross revenues, increased to 14.8% in 2003 from 14.1% in 2002, primarily due to the mix of our service lines. Transportation gross profit percentage increased to 16.0% from 15.6% due primarily to growth in our less-than-truckload and management fee business, both of which are growing faster and have higher gross profit percentages than total Transportation. Sourcing gross profit percentage increased to 6.8% from 6.2% primarily due to volatility in commodity pricing. Our employees focus on gross profits dollars, not the percentage earned, and therefore our gross profit percentage can experience fluctuations during times of commodity price volatility. In addition, we have been providing more value-added services to our customers as part of our produce sourcing business. Those new services are typically higher margin than our traditional produce business. Our Information Services business is a fee-based business, which generates 100% profit margin.

For the third quarter, Transportation gross profit increased 10.7% to $115.4 million from $104.2 million in 2002. The increase in our truck transportation business of 9.2% was driven primarily by volume growth in both truckload and less-than-truckload transactions, while profit per transaction was virtually unchanged. Increased market share with our large customers, coupled with new account development, drove our volume growth.

Intermodal growth of 36.9% in the third quarter was the result of increased volumes and margin expansion. Volume growth was driven by our aggressive sales efforts and a stronger focus on mode conversion opportunities for our customers. The margin expansion was due primarily to prior year market conditions, which caused our margins last year to shrink. Margins in 2003 returned to levels more consistent with historical results.

Our combined air and ocean gross profits increased 5.5% this quarter compared to the third quarter of 2002. Timing issues impacted our growth rate this quarter, as some of our customers’ shipping patterns occurred in different periods than was the case in 2002.

Miscellaneous transportation gross profits consist of customs brokerage fees, transportation management fees, warehouse and cross-dock services, and other miscellaneous transportation related services. The increase of 15.8% in the third quarter was driven by an increase in transportation management fees, offset by a decrease in customs brokerage fees.

For the third quarter, Sourcing gross profit increased 7.0% to $13.0 million from $12.1 million in 2002. We continue to see increases in volume and gross profit in our integrated relationships with large retailers and food service providers, offset by a decline in our business with produce wholesale customers.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. For the third quarter, Information Services gross profit increased 10.9% to $7.5 million from $6.8 million in 2002, primarily due to transaction growth. Following industry trends, T-Chek changed its pricing during the first quarter of 2002, which generated additional gross profit growth through the first quarter of 2003. Our growth rates in the second and third quarters of 2003 were no longer impacted by this price change.

Personnel Expenses. Personnel expenses for the three months ended September 30, 2003 were $67.3 million, an increase of 13.5% over personnel expenses of $59.2 million for the three months ended September 30, 2002. For the third quarter, personnel expense as a percentage of gross profit increased to 49.5% in 2003 from 48.1% in 2002. The increase is largely attributable to an accrual for anticipated restricted stock grants in 2003.

Other Selling, General, and Administrative Expenses. Other selling, general, and administrative expenses for the three months ended September 30, 2003 were $21.8 million, an increase of 1.3% from $21.5 million for the three months ended September 30, 2002. Increased travel expenses were offset by a slight decline in our depreciation expense. While many of our expenses are variable, we gain leverage in periods of growth.

Income from Operations. Income from operations was $46.8 million for the three months ended September 30, 2003, an increase of 10.5% over $42.4 million for the three months ended September 30, 2002. Income from operations as a percentage of gross profit was 34.5% and 34.4% for the three months ended September 30, 2003 and 2002.

Investment and Other Income. Interest and other income was $344,000 for the three months ended September 30, 2003, an increase of 91.1% from $180,000 for the three months ended September 30, 2002. Interest income increased 31.1% to $573,000 from $437,000, however, our other loss increased to $290,000 in the third quarter of 2003 from $15,000 in 2002 due to losses on disposal of fixed assets and transactional foreign currency loss.

In addition, $303,000 of the increase in investment and other income was related to an increase in value in our non-qualified deferred compensation plan portfolio of investments. In this plan, participants may elect to defer up to 100% of their cash compensation into a choice of investment options. We have chosen to purchase matching investments to fund our future liability of these deferrals. According to accounting rules, the gain or loss on our investment asset is non-operating, while the gain or loss on our liability for the participant’s investment is a component of personnel expense. The investments had an aggregate market value of $2,378,000 and $1,450,000 as of September 30, 2003 and 2002.

Provision for Income Taxes. Our effective income tax rates were 38.7% and 39.0% for the three months ended September 30, 2003 and 2002. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income was $28.9 million for the three months ended September 30, 2003, an increase of 11.4% over $26.0 million for the three months ended September 30, 2002. Basic net income per share increased by 9.7% to $0.34 from $0.31 per share in 2002. Diluted net income per share increased 13.3% to $0.34 from $0.30 per share in 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues. Gross revenues for the nine months ended September 30, 2003 were $2.67 billion, an increase of 8.8% over gross revenues of $2.45 billion for the nine months ended September 30, 2002. Gross profits for the nine months ended September 30, 2003 were $404.9 million, an increase of 13.0% over gross profits of $358.3 million for the nine months ended September 30, 2002. This was a result of an increase in Transportation gross profit of 13.7% to $344.3 million, an increase in Sourcing gross profit of 5.8% to $38.6 million and an increase in Information Services gross profit of 16.2% to $22.1 million.

For the nine months ended September 30, our gross profit percentage, or gross profit as a percentage of gross revenues, increased to 15.2% in 2003 from 14.6% in 2002, primarily due to the mix of our service lines. Transportation gross profit percentage increased slightly to 16.5% from 16.4%, while Sourcing gross profit percentage increased to 6.8% from 6.2% primarily due to volatility in commodity pricing. Our employees focus on gross profits dollars, not the percentage earned, and therefore our gross profit percentage can experience fluctuations during times of commodity price volatility. In addition, we have been providing more value-added services to our customers as part of our produce sourcing business. Those new services are typically higher margin than our traditional produce business. Our Information Services business is a fee-based business, which generates a 100% profit margin.

Transportation gross profits increased by 13.7% for the nine months ended September 30, 2003 to $334.3 million from $302.8 million in 2002. The increase in our truck transportation business of 12.0% was driven primarily by volume growth in both truckload and less-than-truckload transactions, while profit per transaction was virtually unchanged. Increased market share with our large customers, coupled with new account development, drove our volume growth.

Intermodal gross profits increased 36.6% for the nine months ended September 30, 2003 as a result of increased volumes and margin expansion. Volume growth was driven by our aggressive sales efforts and a stronger focus on mode conversion opportunities for our customers. The margin expansion was due primarily to prior-year market conditions, which caused our margins last year to shrink. Margins in 2003 returned to levels more consistent with historical results.

Air and ocean gross profits combined increased 16.5% for the nine months ended September 30, 2003. We opened an office in Hong Kong during the second quarter of 2002, and that office was a significant contributor to our growth in these modes. New customers also contributed to our international forwarding growth.

Miscellaneous transportation gross profits consists of customs brokerage fees, transportation management fees, warehouse and cross-dock services, and other miscellaneous transportation related services. The increase of 25.8% for the nine months ended September 30, 2003, was driven by an increase in both customs brokerage business and in transportation management fees.

For the nine months ended September 30, 2003, Sourcing gross profit increased 5.8% to $38.6 million from $36.5 million in 2002. We continue to see increases in volume and gross profit in our integrated relationships with large retailers and food service providers, offset by a decline in our business with produce wholesale customers.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. For the nine months ended September 30, 2003, Information Services gross profit increased 16.2% to $22.1 million from $19.0 million, primarily due to transaction growth. Following industry trends, T-Chek changed its pricing during the first quarter of 2002, which generated additional gross profit growth through the first quarter of 2003.

Personnel Expenses. Personnel expenses for the nine months ended September 30, 2003 were $202.2 million, an increase of 14.4% over personnel expenses of $176.8 million for the nine months ended September 30, 2002. Personnel expenses as a percentage of gross profit increased to 49.9% for the nine months ended September 30, 2003 compared to 49.3% for the nine months ended September 30, 2002. The increase is largely attributable to an accrual for anticipated restricted stock grants in 2003.

Other Selling, General, and Administrative Expenses. Other selling, general, and administrative expenses for the nine months ended September 30, 2003 were $66.3 million, an increase of 3.1% from $64.3 million for the nine months ended September 30, 2002. Increased legal and travel expenses were offset by declines in our bad debt and depreciation expenses. While many of our expenses are variable, we historically gain leverage in periods of growth.

Income from Operations. Income from operations was $136.4 million for the nine months ended September 30, 2003, an increase of 16.4% over $117.2 million for the nine months ended September 30, 2002. Income from operations as a percentage of gross profit was 33.7% and 32.7% for the nine months ended September 30, 2003 and 2002.

Investment and Other Income. Interest and other income was $1.7 million for the nine months ended September 30, 2003, an increase of 102.1% from $860,000 for the nine months ended September 30, 2002. Our cash and cash equivalents as of September 30, 2003 increased $57.3 million over the balance as of September 30, 2002. Improved returns on our non-qualified deferred compensation investment portfolio accounted for $727,000 of this increase.

Provision for Income Taxes. Our effective income tax rates were 38.7% and 39.0% for the nine months ended September 30, 2003 and 2002. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income was $84.7 million for the nine months ended September 30, 2003, an increase of 17.6% over $72.0 million for the nine months ended September 30, 2002. Basic net income per share increased by 17.6% to $1.00 from $0.85 per share in 2002. Diluted net income per share increased 16.7% to $0.98 from $0.84 per share in 2002.

Liquidity and Capital Resources

We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $178.9 million and $133.0 million as of September 30, 2003 and December 31, 2002. We also had available-for-sale securities of $45.6 million and $45.2 million on September 30, 2003 and December 31, 2002.

We generated $75.1 million and $73.7 million of cash flow from operations for the nine months ended September 30, 2003 and 2002. Increased net income was offset by an increased use of working capital in net receivables and payables resulting from growth in business.

We used $6.9 million and $48.0 million of cash and cash equivalents for investing activities for the nine months ended September 30, 2003 and 2002. In January 2002, we acquired the operating assets and certain liabilities of Smith Terminal Transportation Services (FTS) for $15.7 million. In July 2002, we purchased $25.1 million of available for sale securities. For the nine months ended September 30, 2003 and 2002, we purchased $4.3 million and $5.9 million of property and equipment, consisting primarily of computers and related equipment.

We used $23.5 million and $18.8 million of cash and cash equivalents for financing activities for the nine months ended September 30, 2003 and 2002, primarily to pay quarterly cash dividends and to repurchase common stock. We declared a $0.08 per share dividend payable to shareholders of record as of September 5, 2003 that was paid on October 1, 2003.

We have 3 million Euros available under a line of credit at an interest rate of Euribor plus 45 basis points (2.56% at September 30, 2003). This discretionary line of credit has no expiration date. As of September 30, 2003 and 2002, we had no outstanding balance on this facility. Our credit agreement contains certain financial covenants, but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of September 30, 2003.

Assuming no change in our current business plan or a material acquisition, we believe that our available cash, together with expected future cash generated from operations and the amounts available under our line of credit, will be sufficient to satisfy our anticipated needs for working capital, capital expenditures and cash dividends for all future periods.

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

REVENUE RECOGNITION. Gross revenues consist of the total dollar value of goods and services purchased from us by customers. Gross profits are gross revenues less the direct costs of transportation, products, and handling. We act principally as the service provider for these transactions and recognize revenue as these services are rendered and goods are delivered. At that time, our obligations to the transactions are completed and collection of receivables is reasonably assured. Emerging Issues Task Force Issue No, 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” establishes the criteria for recognizing revenues on a gross or net basis. Nearly all transactions in our Transportation and Sourcing business are recorded at the gross amount we charge our customers for the service we provide and goods we sell. In these transactions, we are the primary obligor, we are the principal to the transaction, we have all credit risk, we maintain substantially all risks and rewards, we have discretion to select the supplier, and we have latitude in pricing decisions. Additionally in our Sourcing business, we take loss of inventory risk after customer order and during shipment and have general inventory risk. Certain transactions in customs brokerage, transportation management, and all transactions in Information Services are recorded at the net amount we charge our customers for the service we provide because the factors stated above are not present.

VALUATIONS FOR ACCOUNTS RECEIVABLE. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $24.2 million as of September 30, 2003 remained consistent to the allowance of $24.2 million as of December 31, 2002. Net accounts receivable for that same period increased 11.9%. We believe that the recorded allowance is sufficient and appropriate based on the exposures identified and our historical experience.

GOODWILL. We manage and report our operations as one operating segment. Our branches represent a series of homogenous reporting units that are aggregated for the purpose of analyzing goodwill for impairment, thus goodwill is evaluated for impairment on an enterprise wide basis. Based on the substantial excess of our market capitalization over our book value, we have determined that there is no indication of goodwill impairment at September 30, 2003.

New Accounting Pronouncements

See Note 3 of the notes to the condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion on new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had approximately $178.9 million of cash and cash equivalents on September 30, 2003, substantially all of which are money market securities from domestic issuers or bonds maturing in less than ninety days. In addition, we had approximately $45.6 million in short-term investments. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investing practices.

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

During the quarter ended September 30, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company is involved in litigation arising out of its employment relationships. As first reported in our Form 10-Q for the quarter ended September 30, 2002, on October 2, 2002, the Company was named as a defendant in a lawsuit filed in the United States District Court for the District of Minnesota by a number of present and former female employees of the Company. The lawsuit alleges a hostile working environment, unequal pay, promotions and opportunities for women and failure to pay overtime. The plaintiffs seek unspecified monetary and non-monetary damages and class action certification. The Company denies all allegations and is vigorously defending the suit. In addition, we have insurance coverage for some of the claims asserted in the lawsuit. Currently, the amount of any possible loss to the Company cannot be estimated; however, an unfavorable result could have a material adverse effect.

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

ITEM 2. Changes in Securities and Use of Proceeds

Participants in the Robinson Companies Retirement Plan may, among other investment options, elect to invest their contributions and our matching contributions in shares of the Company’s common stock. When plan participants elect to invest plan contributions in shares of the Company’s common stock, the plan trustee, American Express, purchases shares of the Company’s common stock on the open market and holds those shares beneficially for plan participants. During the quarter ended September 30, 2003, plan participants elected to invest plan contributions in a total of approximately 11,116 shares of the Company’s common stock having an approximate aggregate purchase price of $424,610.44. Because participants may elect to invest plan contributions in shares of the Company’s common stock, the plan is required to be registered under the Securities Act of 1933. On November 12, 2003, the Company registered the plan pursuant to a Form S-8 filed with the Securities and Exchange Commission.

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

A report on Form 8-K was filed by the Company on July 22, 2003; such report contained information under Item 9 (Regulation FD) and included as an exhibit under Item 7 a copy of the Company’s earnings release for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2003

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By	/s/ Thomas K. Mahlke
Thomas K. Mahlke
Controller (principal accounting officer)