Form 10-K
period 2003-12-31
C H ROBINSON WORLDWIDE INC
filed 2004-03-15
CIK 1043277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,703,756,000 (based on the last sale price of such stock as quoted on The NASDAQ National Market ($35.44) on such date).

As of March 5, 2004, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 85,397,843.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2003 (the “Annual Report”), are incorporated by reference in Part II.

Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 20, 2004 (the “Proxy Statement”), are incorporated by reference in Part III.

PART I

ITEM 1. BUSINESS

Overview

C.H. Robinson Worldwide, Inc. (“the company,” “Robinson,” “we,” “us,” or “our”) is one of the largest third party logistics companies in North America with 2003 gross revenues of $3.6 billion. We provide freight transportation services and logistics solutions to companies of all sizes, in a wide variety of industries. During 2003, we handled approximately 3.2 million shipments for more than 16,000 customers. We operate through a network of 158 offices, which we call branches, in North America, South America, Europe, and Asia. We have developed global multimodal transportation and distribution networks to provide seamless logistics services worldwide. As a result, we have the capability of managing all aspects of the supply chain on behalf of our customers.

We are a non-asset based transportation provider, meaning we do not own the transportation equipment that is used to transport our customers’ freight. Through our relationships with approximately 30,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), air freight and ocean carriers, we select and hire the appropriate transportation to manage our customers’ freight needs. Being non-asset based means we can be flexible and focus on seeking solutions that work for our customers, rather than on asset utilization. As an integral part of our transportation services, we provide a wide range of value-added logistics services, such as supply chain analysis, freight consolidation, core carrier program management, and information reporting.

In addition to multimodal transportation services, we have two other logistics business lines: fresh produce sourcing and fee-based information services.

Sourcing (the buying, selling, and brokering of fresh produce) was our original business when we were founded in 1905. Much of our logistics expertise can be traced to our significant experience in handling perishable commodities. We purchase fresh produce through our network of produce suppliers. Our customers include produce wholesalers, large grocery retailers, restaurants, and foodservice distributors. In the majority of cases, we also arrange the transport of the fresh produce we sell through our relationships with owners of specialized transportation equipment. In response to demand and changing market conditions, we have developed our own brand of produce, The Fresh 1®, and have entered into licensing agreements for national brand names. The produce for these brands is sourced through various relationships and packed to order through contract packing agreements. We have also instituted quality assurance and monitoring procedures as part of our national brand programs.

Information Services, our third business line, is comprised of a C.H. Robinson subsidiary, T-Chek Systems, Inc. T-Chek’s customers are motor carriers, for which it provides a variety of management and information services such as funds transfer, driver payroll services, fuel management services, and fuel and use tax reporting. For several companies and truck stop chains, T-Chek captures sales and fuel cost data, provides management information to the seller, transfers funds to the truck stop, and invoices the carrier for fuel, cash advances, and our fee.

Our business model has been the main driver of our strong historical results and has positioned us for continued growth. Our principal competitive advantage is our large decentralized branch network of 158 offices, staffed by approximately 3,000 salespeople. These branch employees are in close proximity to both customers and carriers, which gives them broad knowledge of their local markets and enables them to respond quickly to customers’ and carriers’ changing needs. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on the profitability of their branch and their contributions to the success of the branch. We believe this makes our sales employees more service-oriented, focused, and creative.

We have grown over the years both internally by expanding or opening new branch offices and by selective acquisitions when circumstances warranted. In October 2003, we acquired the ongoing operations, assets and certain liabilities of Frank M. Viet GmbH Internationale Spedition (“Viet”). Viet is an international freight forwarding and third party logistics company based in Hamburg, Germany. Viet had annual gross revenues of approximately $5.6 million in 2002. In February 2004, we acquired Camway Transportation Corporation (“Camway”), a third party logistics company based in Toledo, Ohio, that provides domestic truckload and intermodal transportation brokerage services. Camway had annual gross revenues of approximately $17.0 million in 2003.

Multimodal Transportation Services

C.H. Robinson is a third party logistics company. We provide freight transportation and logistics services. We are a non-asset based provider, meaning we do not own the transportation equipment used to transport the freight. We make a profit or margin on the difference between what we charge to our customers for the totality of services provided to them, and what we pay to the transportation provider (also known as a “carrier”) to transport the freight.

We can arrange all of the following modes of transportation, on a worldwide basis:

•	Truck — Through our contracts with approximately 30,000 motor carriers, we have access to dry vans, temperature-controlled units, and flatbeds. We also offer time-definite and expedited truck transportation. In many instances we will consolidate partial loads for several customers into full truckloads.

•	Less Than Truckload (“LTL”) — LTL transportation involves the shipment of small packages and single or multiple pallets of freight, up to and including full trailer-load freight. We focus on shipments of a single pallet or larger, although we handle any size shipment. Through our contracts with motor carriers and our operating system, we consolidate freight and freight information to provide our customers with a single source of information on their freight.

•	Intermodal — C.H. Robinson’s intermodal transportation service is the shipment of freight in trailers or containers, by a combination of truck and rail. We have intermodal marketing contracts with several railroads, and we arrange local pickup and delivery (known as drayage) through local motor carriers.

•	Ocean — As an indirect ocean carrier and freight forwarder, we consolidate shipments, determine routing, select ocean carriers, contract for ocean shipments, provide for local pickup and delivery of shipments, and arrange for customs clearance of shipments, including the payment of duties.

•	Air — We provide door-to-door service as a full-service air freight forwarder, primarily internationally.

On a day-to-day basis, customers communicate their freight needs, typically on a load-by-load basis, to the branch office salesperson responsible for their account. They communicate with us by means of telephone, fax, Internet, e-mail, or EDI (Electronic Data Interchange). The branch employee enters all appropriate information about each load into our operating system. With the help of information provided by the operating system, the salesperson then determines the appropriate mode of transportation for the load and selects a carrier or carriers, based upon their knowledge of the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Based on the information he or she has about the market and rates, the salesperson may either determine an appropriate price at that point, or wait to communicate with a carrier directly before setting a price. Once the carrier is selected, the salesperson communicates with the carrier’s dispatch office to agree on the price for the transportation and the carrier’s commitment to provide the transportation. At this point, the salesperson provides the carrier information to the customer. Our branch employees price our services to provide a profit to us for the totality of services performed for the customer.

We are a principal in the transaction. By accepting the customer’s order, we become responsible for transportation of the load from origin to destination. The carrier’s contract is with us, not the customer, and we are responsible for prompt payment of carrier charges. Also, we usually are responsible to our customer for any claims for damage to freight while in transit or performance. In most cases, we receive reimbursement from the carrier for these claims.

As a result of our logistics capabilities, some of our customers have us handle all, or a substantial portion, of their freight transportation requirements to or from a particular manufacturing facility or distribution center. In a number of instances, we have contracts with the customer in which we agree to handle a specified number of loads usually to specified destinations, such as from the customer’s plant to a distribution center. Our commitment to handle the loads is usually at specific rates, but subject to seasonal variation. Most of our rate commitments are for one year or less. To meet our obligations under these customer contracts, we may get advance commitments from one or more carriers to transport the contracted loads, for the length of our customer contract, but most of our truckload freight is priced to our carriers on a spot market, or transactional, basis.

In the course of providing day-to-day transportation services, our branch employees often identify opportunities for additional logistics services as they become more familiar with our customer’s daily operations and the nuances of its supply chain. We offer a wide range of logistics services on a worldwide basis that reduce or eliminate supply chain inefficiencies. We will analyze the customer’s current transportation rate structures, modes of shipping, and carrier selection. We can evaluate a customer’s core carrier program by establishing a program to measure and monitor key quality standards for those core carriers. We can identify opportunities to consolidate shipments for cost savings. We will suggest ways to improve operating and shipping procedures, and manage claims. We can help customers minimize storage through cross-docking and other flow-through operations. We may also examine the customer’s warehousing and dock procedures. Many of these services are bundled with underlying transportation services and are not typically priced separately. They are usually included as a part of the cost of transportation services provided by us, based on the nature of the customer relationship. In addition to these transportation services, we may supply sourcing, contract warehousing, consulting, and other services, for which we are usually paid separately.

As we have emphasized integrated logistics solutions, our relationships with many customers have broadened and we have become business partners with our customers, responsible for a greater portion of their supply chain management. We may serve our customers through specially created teams and through several branches. Our multimodal transportation services are provided to numerous international customers through our worldwide branch network. See our “Notes to Consolidated Financial Statements” included as part of our audited consolidated financial statements for an allocation of our gross revenues from domestic and foreign customers for the years ended December 31, 2003, 2002, and 2001 and our long-lived assets as of December 31, 2003 and 2002, in the United States and in foreign locations.

The table below shows our gross profits by transportation mode for the periods indicated:

Transportation Gross Profits

(in thousands)

	Year Ended December 31,
	2003	2002	2001	2000	1999
Truck(1)	$401,709	$361,353	$347,991	$313,650	$202,877
Intermodal	28,103	21,111	16,119	14,422	10,738
Ocean	19,027	17,007	16,345	16,337	11,476
Air	4,891	3,068	2,699	3,555	2,858
Miscellaneous(2)	10,973	8,772	7,286	7,177	5,899

Total	$464,703	$411,311	$390,440	$355,141	$233,848

(1)	Includes LTL gross profits.
(2)	Consists of customs clearance (Automated Brokerage Interface (ABI) and Automated Clearing House (ACH) capabilities with the Bureau of U.S. Customs and Border Protection), warehousing, fee-based transportation management services, and other miscellaneous services.

Transportation services accounted for approximately 85% of our gross profits in each of 2003, 2002, and 2001.

Sourcing

Throughout our 99-year history, we have been in the business of sourcing fresh produce. Much of our logistics expertise can be traced to our significant experience in handling perishable commodities. Because of its perishable nature, produce must be quickly packaged, transported within tight timetables in temperature controlled equipment, and distributed quickly to replenish high turnover inventories maintained by wholesalers, foodservice companies, restaurants, and retailers. In most instances, we consolidate individual customers’ produce orders into truckload quantities at the point of origin and arrange for transportation of the truckloads, often to multiple destinations.

During the past eight years, we have actively sought to expand our sourcing customer base by focusing on large multistore grocery retailers. Traditionally, grocery retailers have relied mainly on regional or even local purchases from food wholesalers for produce sourcing and store-level distribution. As these retailers have expanded through store openings and industry consolidation, these methods have become inefficient. Our logistics and perishable commodities sourcing expertise can improve the retailers’ produce purchasing, and provide uniform quality from region to region and store to store. Our sourcing services have expanded to include just-in-time replenishment, commodity management and business analysis. In response to demand and changing market conditions, we introduced our proprietary brand of produce, The Fresh 1®, which includes a wide range of fruits and vegetables that are uniform in quality and top grade. Since 1998, we have entered into new branded produce programs, including licensing agreements for major national brands. These brands have expanded our market presence and relationships with some of our retail customers. We have also instituted quality assurance and monitoring programs as part of our national brand programs.

Sourcing accounted for approximately 10% of our gross profits in each of 2003, 2002, and 2001.

Information Services

Information Services is comprised of a subsidiary of C.H. Robinson, T-Chek Systems, Inc. T-Chek’s customers are motor carriers and truck stop chains. T-Chek provides its motor carrier customers with funds transfer and driver payroll services, fuel management services, fuel and use tax reporting, and on-line access to custom-tailored information management reports, all through the use of its proprietary automated systems. These systems enable motor carriers to track equipment, manage fleets, and dictate where and when their drivers purchase fuel. For several companies and truck stop chains, T-Chek captures sales and fuel cost data, provides management information to the seller, and invoices the carrier for fuel, cash advances, and our fee.

Information Services accounted for approximately 5% of our gross profits in each of 2003, 2002, and 2001.

Organization

To keep us close to our customers and markets, we have created and continue to expand a network of 158 offices, which we call “branches.” Our branches are supported by executives and other centralized, shared services. Approximately 14% of our employees are corporate employees who provide these centralized, shared services.

Branch Network

Each branch office is responsible for its own growth and profitability. Our branch salespeople are responsible for developing new business, negotiating and pricing services, receiving and processing service requests from customers, and contracting with carriers to provide the transportation requested. In addition to routine transportation, salespeople are often called upon to handle customers’ unusual, seasonal, and emergency needs. Shipments to be transported by truck are usually contracted and priced at the branch level, and branches cooperate with each other to hire carriers to transport loads. Branches may rely on expertise in other branches when contracting LTL, intermodal, international and air shipments. Multiple branches may also work together to service larger, national accounts where the expertise and resources of more than one branch are required to meet the customer’s needs. Their efforts are usually coordinated by one “lead” branch on the account.

Salespeople in the branches both sell to and service their customers. Sales opportunities are identified through our database, referrals from current customers, leads generated by branch office personnel through knowledge of their local and regional markets, and third party sources such as industry directories. Salespeople are also responsible for recruiting new carriers, who are qualified by our carrier services group to make sure they are properly licensed and insured, and have the resources to provide the necessary level of service on a dependable basis.

Branch Expansion. We expect to continue to open new branch offices. New branch offices are viewed as a long-term contributor to overall company growth. In addition to market opportunity, a major consideration in opening a new branch is whether we have branch salespeople that are ready to manage a new branch. Additional branches are often opened within a territory previously served by another branch, such as within major cities, as the volume of business in a particular area warrants opening a separate branch. A modest amount of capital is required to open a new branch, usually involving a lease for a small amount of office space, communications and hardware, and often employee compensation guaranties for a short time.

Branch Employees. Because the quality of our employees is essential to our success, we are highly selective in our hiring. We recruit applicants from across North America, South America, Europe, and Asia. Our applicants typically have college degrees, and some have business experience, although not necessarily within the transportation industry.

Newly hired branch employees go through on-the-job training at the branch level, which ranges from six months to a year and emphasizes development of the necessary skills and customer service philosophy to become productive members of a branch team. We expect most new salespeople to start contributing to the success of the branch in a matter of weeks. After approximately a year of experience, each salesperson attends our national training meeting to get additional training and have the opportunity to develop relationships with employees of other branches.

Employees at the branch level form a team. The team structure is motivated by our incentive compensation system, in which a significant portion of the cash compensation of most branch managers and salespeople is dependent on the profitability of their particular branch or business unit. For any calendar year, branch managers and salespeople who have been employed for at least one complete year are paid a portion of the branch’s earnings for that calendar year, based on a system of “points” awarded to the employees on the basis of their productivity and contributions. Employees can also receive profit sharing contributions that depend on our overall profitability and other factors in our Profit Sharing Plan. In some special circumstances, such as opening new branches, we may guarantee a level of compensation to the branch manager and key salespersons for a short period of time.

All of our managers and certain other employees who have significant responsibilities are eligible to participate in our amended 1997 Omnibus Stock Plan. To promote long-term share ownership, in 2003, 656 employees were awarded a total of 866,025 restricted stock units or shares. Employees at all levels, after a qualifying period of employment, are eligible to participate in our Employee Stock Purchase Plan.

Individual salespeople benefit both through the growth and profitability of individual branches and by achieving individual goals. They are motivated by the opportunity to advance in a variety of career paths, including branch management, national sales, and national account management. We have a “promote from within” philosophy, and fill nearly all branch management positions with current employees.

Executive Officers

Under our decentralized business structure, branch managers report directly to, and receive guidance and support from, a small group of executive officers at our central corporate office. Customers, carriers, managers, and employees have direct access to our chief executive officer, John Wiehoff, and all other executive officers. These executives provide training and education, develop new services and applications to be offered to customers, share operations and management guidance, and provide broad market analysis.

The executive officers serve at the discretion of the Board of Directors and are chosen annually by the Board of Directors. Below are the names, ages, and positions of the executive officers:

Name	Age	Position
John P. Wiehoff	42	chief executive officer, president and director
James E. Butts	48	vice president
Linda U. Feuss	47	vice president, general counsel and secretary
Laura Gillund	43	vice president, human resources
James V. Larsen	50	vice president
James P. Lemke	36	vice president, produce
Chad M. Lindbloom	39	vice president and chief financial officer
Timothy P. Manning	39	vice president
Joseph J. Mulvehill	50	vice president, international
Christopher J. O’Brien	36	vice president
Paul A. Radunz	47	vice president and chief information officer
Michael T. Rempe	50	vice president, produce
Scott A. Satterlee	35	vice president
Mark A. Walker	46	vice president
Steven M. Weiby	37	vice president
Molly M. DuBois	33	director of branch operations
Troy A. Renner	38	treasurer and assistant secretary
Thomas K. Mahlke	32	corporate controller

John P. Wiehoff has been chief executive officer since May 2002, following a three-year succession process during which he was named president in December 1999. He has been a director of C.H. Robinson since December 2001. He was vice president and chief financial officer from June 1998 to December 1999. Previous positions with Robinson include treasurer and corporate controller. Prior to joining the company in 1992, he was employed by Arthur Andersen LLP. He holds a Bachelor of Science degree from St. John’s University.

James E. Butts has been a vice president and officer of C.H. Robinson since April 2002. Previous positions with the company include transportation manager at the Chicago South and Detroit branches. Jim has been with Robinson since 1978, and holds a Bachelor of Arts degree from Wayne State University.

Linda U. Feuss joined C.H. Robinson in October 2003 as vice president, general counsel and secretary. Before joining Robinson, she was executive vice president, legal and human resources, for PEMSTAR Inc. Prior to that, she had served as vice president and general counsel at The Pillsbury Company, and associate general counsel of Siemens Corporation. Linda holds a Bachelor of Arts degree from Colgate University and a Juris Doctor from Emory University.

Laura Gillund joined C.H. Robinson in August 2002. Before coming to Robinson, she was the senior vice president of human resources at Wells Fargo Home Mortgage, Inc. for seven years. Laura holds a Bachelor of Arts degree in International Relations from the University of Minnesota and a Masters degree in Industrial Relations from the University of Minnesota.

James V. Larsen has been a vice president since July 1999. Prior to that, he was an executive of Preferred Translocation Systems, which he founded in 1986 and which was acquired by Robinson in July 1998. He served as vice president of sales and later as president of Preferred Translocation Systems.

James P. Lemke has been a vice president, produce since January 2003. Prior to that, he served as the vice president and manager of C.H. Robinson’s Corporate Procurement and Distribution Services division. Jim joined the company in 1989. Jim holds a Bachelors of Arts degree in International Relations from the University of Minnesota.

Chad M. Lindbloom has been vice president and chief financial officer since December 1999. From June 1998 until December 1999, he served as corporate controller. Chad joined the company in 1990. Chad holds a Bachelor of Science degree and a Masters of Business Administration from the Carlson School of Management at the University of Minnesota.

Timothy P. Manning has been a vice president since December 1999. Previous positions with C.H. Robinson include transportation manager in the St. Louis branch office, and in October 1998, Tim was named director of operations. Tim joined the company in 1989. Tim holds a Bachelor of Science degree from the University of Minnesota.

Joseph J. Mulvehill has been vice president, international since 1998. Previous positions with Robinson include manager of the Miami branch office from 1982 to 1998. Joe joined the company in 1975, and holds a Bachelor of Arts degree from the University of St. Thomas.

Christopher J. O’Brien has been a vice president since May 2003. Additional positions with Robinson include manager of the Raleigh, North Carolina branch, general manager and later president of the company’s European division. Chris joined the company in 1993. He holds a Bachelor of Arts degree from Alma College in Michigan.

Paul A. Radunz has been a vice president and chief information officer of C.H. Robinson since October 2001. Prior to joining the company, he served as senior vice president and chief information officer of GE Card Services and GE Capital Fleet Services. Paul has a Bachelor of Arts degree from St. Olaf College.

Michael T. Rempe has been vice president, produce since 1994, after starting with C.H. Robinson in 1989 as director of produce merchandising. Prior to that, he held several senior positions in the retail grocery industry. Mike attended Indiana University Purdue University at Indianapolis.

Scott A. Satterlee has been a vice president since February 2002. Additional positions with C.H. Robinson include director of operations and manager of the Salt Lake City branch office. Scott joined the company in 1991. Scott holds a Bachelor of Arts degree from the University of St. Thomas.

Mark A. Walker has been a vice president since December 1999. Additional positions with Robinson include chief information officer from December 1999 to October 2001, president of T-Chek Systems LLC, and president of Payment & Logistics Services LLC. Mark joined the company in 1980. Mark holds a Bachelor of Science degree from Iowa State University and a Masters of Business Administration from the University of St. Thomas.

Steven M. Weiby has been a vice president since January 2003. Additional positions with Robinson include director of business development and manager of the Hartford office. Steve joined the company in 1988. Steve holds a Bachelor of Arts degree from Carleton College and a Masters of Business Administration from the University of Connecticut.

Molly M. DuBois has been a director of branch operations since March 2003. Previous positions with Robinson include transportation manager at a customer-specific branch office and manager of branch operations. Molly joined the company in 1992. Molly holds a Bachelor of Science degree from Winona State University.

Troy A. Renner has been treasurer of C.H. Robinson since June 1998, and tax director since 1995. He was also named assistant secretary in 2003. Prior to that, he was employed as a tax manager by Arthur Andersen LLP. Troy holds a Bachelor of Science and a Juris Doctor from the University of Minnesota.

Thomas K. Mahlke has been corporate controller of C.H. Robinson since December 1999. Tom joined Robinson in November 1997 as accounting manager. Prior to that, he was employed as a supervisory senior accountant by Arthur Andersen LLP. Tom holds a Bachelor of Accountancy degree from the University of North Dakota.

Employees

As of December 31, 2003, we had a total of 4,112 employees, of whom 3,551 were located in our branch offices. Corporate services such as accounting, information systems, legal, marketing communications, human resources, credit support, and claims support are provided centrally. We believe that our compensation and benefit plans are among the most competitive in the industry and that our relationship with our employees is good.

Customers and Marketing

We seek to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing them with a full range of logistics services. During 2003, we served over 16,000 customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries. During 2003, no customer accounted for more than 8% of gross revenues or 5% of gross profits. In recent years, we have grown by adding new customers and by increasing our volumes and providing more services to our existing customers.

We believe that our decentralized structure enables our salespeople to better serve our customers by developing a broad knowledge of logistics and local and regional market conditions, as well as the specific logistics issues facing individual customers. With the guidance of experienced branch managers (who have an average tenure of 12 years with us), branches are given significant latitude to pursue opportunities and to commit our resources to serve our customers.

Branches seek additional business from existing customers and pursue new customers based on their knowledge of local markets and the range and value of logistics services that we can provide. We have also expanded our national sales and marketing support to enhance branch sales capabilities. Increasingly, branches call on our executives, our national sales staff and a central logistics group to support them in the pursuit of multinational corporations and other companies with more complex logistics requirements.

Relationships with Carriers

We continually work on establishing relationships with good carriers to assure dependable services, favorable pricing, and carrier availability during peak shipping periods and periods when demand for transportation equipment is greater than the supply. To strengthen and maintain our relationships with carriers, our salespeople regularly communicate with carriers serving their region and try to assist them by increasing their equipment utilization, reducing their empty miles, and repositioning their equipment. To make it easier for carriers to work with us, we have a policy of prompt payment.

As of December 31, 2003, we had contracts with approximately 30,000 motor carriers. These motor carriers provide access to temperature controlled vans, dry vans and flatbeds. These carriers are of all sizes, including owner-operators of a single truck, small and mid-size fleets, private fleets and the largest national trucking companies. Consequently, we are not dependent on any one carrier. Our largest truckload carrier was less than 1% of our total purchased truckload cost in 2003. We qualify each motor carrier to make sure it is properly licensed and insured, and that it has the resources to provide the necessary level of service on a dependable basis. Our motor carrier contracts require that the carrier issue invoices only to and accept payment solely from us, and allow us to withhold payment to satisfy previous claims or shortages. To fulfill regulatory requirements, our motor carrier contracts commit to a series of three shipments and an initial transportation rate. Our contracts do not include volume commitments, and the initial contract rate is modified each time we confirm an individual load with a carrier. As of December 31, 2003, we also had intermodal marketing contracts with several railroads, including all of the major North American railroads, giving us access to additional trailers and containers. Our contracts with railroads specify the transportation services and payment terms by which our intermodal shipments are transported by rail. Intermodal transportation rates are typically negotiated between us and the railroad on a customer-specific basis.

Competition

The transportation services industry is highly competitive and fragmented. We compete against a large number of other non-asset based logistics companies, asset-based logistics companies, third party freight brokers, carriers offering logistics services, and freight forwarders. We also compete against carriers’ internal sales forces and shippers’ own transportation departments. We also buy and sell transportation services from and to companies with which we compete.

We often compete with respect to price, scope of services, or a combination thereof, but believe that our most significant competitive advantages are:

•	our large decentralized branch network, which enables our salespersons to gain broad knowledge about individual customers, carriers and the local and regional markets they serve, and to provide superior customer service based on that knowledge,

•	our proprietary information systems,

•	our ability to provide a broad range of logistics services, and

•	our ability to provide door-to-door services on a worldwide basis.

Communications and Information Systems

Our information systems are essential to our ability to efficiently communicate, service our customers and carriers, and manage our business. Our proprietary information systems help our employees efficiently manage more than 3 million shipments annually and 30,000 carrier relationships. Our employees are linked with each other and with our customers and our carriers by telephone, fax, Internet, e-mail, and/or EDI to communicate load requirements and availability, and to confirm and bill orders. Through our Internet sites CHRWonline and CHRWtrucks.com, customers and carriers can contract loads or equipment and track and trace shipments. Customers and carriers also have access to other information in our operating systems through the Internet.

Our branch employees use our information systems to identify freight matching opportunities, communicate and coordinate activity with other branches, and “cross-cover” or find equipment for other branches’ freight. Our systems help our salespeople service customer orders, select the optimal modes of transportation, build and consolidate loads, and select routes, all based on customer-specific service parameters. Our systems also make load data visible to the entire sales team as well as customers and carriers, enabling our salespeople to select carriers and track loads in progress. Our systems automatically provide visible alerts to any arising problems. Our systems use data captured from daily transactions to generate various management reports that are available to our customers. These reports provide them with information on traffic patterns, product mix, and production schedules, and support analysis of their own customer base, transportation expenditure trends, and the impact on out-of-route costs.

Government Regulation

The transportation industry has been subject to legislative and regulatory changes that have affected the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. For example, in 2004 the U.S. Department of Transportation Federal Motor Carrier Safety Administration issued new Hours of Service regulations that affect many of our suppliers. We do not believe that these new regulations will have a material impact on our business and we cannot predict the effect, if any, that future legislative and regulatory changes may have on the transportation industry.

We are subject to licensing and regulation as a transportation broker and are licensed by the U.S. Department of Transportation (“DOT”) to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. Under certain circumstances, one of our subsidiary companies provides limited motor carrier transportation services that require registration with the DOT and compliance with certain economic regulations administered by the DOT, including a requirement to maintain insurance coverage in minimum prescribed amounts. We are also subject to regulation by the Federal Maritime Commission as an ocean freight forwarder and we maintain a non-vessel operating common carrier bond. We operate as an indirect air cargo carrier subject to economic regulation by the DOT and provide customs brokerage services as a customs broker under a license issued by the Bureau of U.S Customs and Border Protection.

We source fresh produce under a license issued by the U.S. Department of Agriculture. Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Our T-Chek operations have recently become subject to federal and state money transfer regulations as a result of the law changes under the USA PATRIOT Act of 2001.

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

Risk Management and Insurance

We generally assume full value cargo risk for our customers in our truck and intermodal operations, unless stipulated contractually otherwise. We subrogate our losses against the motor or rail carrier with the transportation responsibilities. We require all motor carriers we work with to carry at least $750,000 in general liability insurance and $25,000 in cargo insurance. Many carriers carry insurance limits exceeding these minimums. Railroads, which are generally self-insured, provide limited common carrier liability protection, generally up to $250,000 per shipment.

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

Agricultural chemicals used on agricultural commodities intended for human consumption are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Concern about particular chemicals and alleged contamination can lead to product recalls, and tort claims may be brought by consumers of allegedly affected produce. As a seller of produce, we may, under certain circumstances, have legal responsibility arising from produce sales. We carry product liability coverage under our general liability and umbrella policies to cover this type of risk. In addition, in the event of a recall, we may be required to bear the cost of repurchasing, transporting, and destroying any allegedly contaminated product, which is generally not insured. Any recall or allegation of contamination could affect our reputation, particularly of our The Fresh 1® brand. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.

Investor Information

We were reincorporated in Delaware in 1997 as the successor to a business existing, in various legal forms, since 1905. Our corporate office is located at 8100 Mitchell Road, Eden Prairie, Minnesota 55344-2248, and our telephone number is (952) 937-8500. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.chrobinson.com) as soon as reasonably practicable after we electronically file the material with the Securities and Exchange Commission.

Cautionary Statement Relevant to Forward-Looking Information

This Annual Report on Form 10-K and our financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and other documents incorporated by reference contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our current assumptions about future financial performance; the continuation of historical trends; the sufficiency of our cash balances and cash generated from operating activities for future liquidity and capital resource needs; the effects, benefits or other aspects of current or future acquisitions or dispositions; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; the results, timing, outcome or effect of litigation and our intentions or expectations of prevailing with respect thereto; anticipated problems and our plans for future operations; and the economy in general or the future of the third party logistics industry, all of which are subject to various risks and uncertainties.

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

We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as market demand and pressures on the pricing for our services; changing market conditions, competition and growth rates within the third party logistics industry; availability of truck capacity or alternative means of transporting freight, and changes in relationships with existing truck, rail, ocean and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to integrate the operations of acquired companies with our historic operations successfully; changes in accounting policies; risks associated with litigation and insurance coverage; risks associated with operations outside of the U.S.; changing economic conditions such as general economic slowdown, decreased consumer confidence, fuel shortages and the impact of war on the economy; and other risks and uncertainties, including those described in Exhibit 99.1 to this Form 10-K.

ITEM 2. PROPERTIES

We lease approximately 67,000 square feet of office space in Eden Prairie, Minnesota as our corporate headquarters. Our corporate headquarters lease expires in 2014. We lease approximately 16,000 square feet of additional office space in Eden Prairie, Minnesota as the operating headquarters for our subsidiary, T-Chek Systems.

All of our 158 branch offices are leased from third parties under leases with initial terms ranging from three to ten years. Our branch offices range in space from 1,000 to 79,000 square feet. The following table lists our largest US branch offices:

City/State	Approximate Square Feet
Chicago, IL	79,000
Eden Prairie, MN	40,000
Southfield, MI	15,206
Des Plaines, IL	14,725
Willowbrook, IL	11,352
Oak Brook, IL	10,749
Coralville, IA	10,071
College Park, GA	9,317
Tampa, FL	8,721
Paulsboro, NJ	7,979
Cordova, TN	7,276
Grand Rapids, MI	7,074
Brooklyn Center, MN	6,603
Knoxville, TN	6,577
Miami, FL	6,292
Montvale, NJ	6,207
Sugarland, TX	6,102
Duluth, GA	6,069
Independence, OH	6,043
Medley, FL	6,000

We also lease approximately 567,000 square feet of warehouse space throughout the United States. The following table lists our largest warehouses:

City/State	Approximate Square Feet
Omaha, NE	157,000
Bollingbrook, IL	145,000
Rochester, NY	76,500
La Vergne, TN	62,000
Medley, FL	53,500

On January 29, 2004, we purchased an office building in Chicago, Illinois for $9.5 million. This building will have approximately 80,000 square feet of office space. This building will replace the leased space we currently occupy in Chicago, as disclosed in the table above. We consider our current office spaces and warehouse facilities adequate for our current level of operations. We have not had difficulty in obtaining sufficient office space and believe we can renew existing leases or relocate branches to new offices as leases expire.

ITEM 3. LEGAL PROCEEDINGS

As previously reported in our Form 10-K for the year ended December 31, 2002, we and others were named as defendants in three wrongful death lawsuits stemming from a multi-vehicle accident in 1999. All three of these lawsuits have been settled.

We settled the first of the three cases on January 3, 2003. Our insurance carriers had issued letters potentially denying coverage for some or all of the categories of possible damages. We believe our insurance carriers subsequently failed to discharge their good faith obligation to settle the lawsuit. We contributed $4.25 million as part of a complete settlement of our liability in the first lawsuit, while reserving our rights to proceed against our insurers. We filed a separate lawsuit against two of our insurance carriers, alleging wrongful conduct in the defense and settlement of the first case and demanding reimbursement of the $4.25 million contribution that we made. That case is still pending. Our insurance carriers settled the second and third lawsuits in February and March 2003 without contribution from us.

From time to time, we are involved in litigation arising out of our employment relationships. As first reported in our Form 10-Q for the quarter ended September 30, 2002, we were named as a defendant in a lawsuit filed on October 2, 2002, in the United States District Court for the District of Minnesota by a number of our present and former female employees. The lawsuit alleges a hostile working environment, unequal pay, promotions and opportunities for women and failure to pay overtime. The plaintiffs seek unspecified monetary and non-monetary damages and class action certification. We deny all allegations and are vigorously defending the suit. In addition, we have insurance coverage for some of the claims asserted in the lawsuit. Currently, the amount of any possible loss to us cannot be estimated; however, an unfavorable result could have a material adverse effect on our financial condition, results of operations, and cash flows.

Also as first reported in our Form 10-Q for the quarter ended September 30, 2002, on November 7, 2002, we were named as a defendant in a lawsuit filed in the United States District Court for the District of Minnesota by former employees of the company. The lawsuit alleges systematic failure by us to pay for overtime hours worked by our male employees under the federal Fair Labor Standards Act. The suit seeks payment of the overtime wages earned, as well as double damages and other relief, on behalf of the plaintiffs and potential collective members who join in the lawsuit. We deny all allegations and are vigorously defending the suit. Currently, the amount of any possible loss to us cannot be estimated; however, an unfavorable result could have a material adverse effect on our financial condition, results of operations, and cash flows.

We currently are not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition, results of operations, and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

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

The following table sets forth, for the periods indicated, the high and low sales prices of our Common Stock, as quoted on the NASDAQ National Market.

2003	Low	High
Fourth Quarter	$36.72	$43.00
Third Quarter	34.51	41.00
Second Quarter	32.01	38.76
First Quarter	27.00	34.49

2002	Low	High
Fourth Quarter	$25.84	$32.86
Third Quarter	25.83	33.63
Second Quarter	31.14	35.40
First Quarter	27.90	33.83

On March 5, 2004, the closing sales price per share of our Common Stock as quoted on the NASDAQ National Market was $39.99 per share. On March 5, 2004, there were approximately 350 holders of record and approximately 12,000 beneficial owners of our Common Stock.

In conjunction with our initial public offering, our Board of Directors authorized a stock repurchase plan under which up to 2,000,000 shares of our Common Stock may be repurchased from time to time through open market transactions, block purchases, tender offers, private transactions, accelerated share repurchase programs or otherwise. We purchased approximately 282,100 shares of our Common Stock in 2003 under this plan. There are no shares remaining to be purchased under this plan. During 1999, the Board of Directors authorized a second stock repurchase plan, allowing for the repurchase of 4,000,000 shares. We purchased approximately 157,300 shares of our Common Stock in 2003 under this plan. We intend to fund any future repurchases with internally generated funds.

We declared quarterly dividends during 2002 for an aggregate of $0.26 per share, and quarterly dividends during 2003 for an aggregate of $0.36 per share. We have declared a quarterly dividend of $0.12 per share payable to shareholders of record as of March 15, 2004, payable on April 1, 2004. Our declaration of dividends is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon our results of operations, capital requirements and financial condition, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or continue to pay dividends on the shares of Common Stock in the future.

Participants in the Robinson Companies Retirement Plan may, among other investment options, elect to invest their contributions and our matching contributions in shares of our Common Stock. When plan participants elect to invest plan contributions in shares of our Common Stock, the plan trustee, American Express, purchases shares of our Common Stock on the open market and holds those shares beneficially for plan participants. During the quarter ended December 31, 2003, plan participants elected to invest plan contributions in a total of approximately 8,340 shares of our Common Stock having an approximate aggregate purchase price of $345,487. Because participants may elect to invest plan contributions in shares of our Common Stock, the plan is required to be registered under the Securities Act of 1933. There is no exemption from registration under the Securities Act available for the plan. On November 12, 2003, we registered the plan pursuant to a Form S-8 filed with the Securities and Exchange Commission.

ITEM 6. SELECTED FINANCIAL DATA

Selected consolidated financial and operating data on page 15 of the Annual Report is incorporated in this Form 10-K by reference. This information is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis on pages 16 through 25 of the Annual Report is incorporated in this Form 10-K by reference. This section is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about Market Risk on page 25 of the Annual Report is incorporated in this Form 10-K by reference. This section is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto on pages 26 through 41 of the Annual Report are incorporated in this Form 10-K by reference. These financial statements are also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in Independent Auditors on page 42 of the Annual Report is incorporated in this Form 10-K by reference. This section is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 9A. CONTROLS AND PROCEDURES

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

During the quarter ended December 31, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, directors, and all other company employees performing similar functions. This code of ethics, which is one of several policies within our Corporate Compliance Program, is posted on the Investors page of our website at www.chrobinson.com under the caption “Corporate Compliance Program Reference Tool.”

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the web address specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” in the Proxy Statement (except for the information set forth under the subcaption “Compensation Committee Report on Executive Compensation”) is incorporated in this Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plans

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders[1]	4,320,627	$23.33	6,710,555
Equity compensation plans not approved by security holders	—	—	—
Total	4,320,627	23.33	6,710,555

1	Includes stock available for issuance under our Directors’ Stock Plan and our Employee Stock Purchase Plan, as well as options and restricted stock granted and shares that may become subject of future awards under our 1997 Omnibus Stock Plan. Specifically, 35,196 shares remain available under our Directors’ Stock Plan and 3,205,067 shares remain available under our Employee Stock Purchase Plan. Under our 1997 Omnibus Stock Plan, 3,470,292 shares may become subject of future awards in the form of stock option grants or the issuance of restricted stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Proposal Two: Selection of Independent Auditors” in the Proxy Statement is incorporated in this Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements.

Our consolidated financial statements listed below on pages 26 through 41 of the Annual Report are incorporated in this Form 10-K by reference. These financial statements are included in Exhibit 13 to this Form 10-K, as filed with the SEC.

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Investment for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

Schedule II. Valuation and Qualifying Accounts is included at the end of this Form 10-K. All schedules, other than Schedule II, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

(3) Index to Exhibits

See Exhibit Index on page 19 for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document. We will furnish to a security holder upon request a copy of any Exhibit at cost.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

Report on Form 8-K, dated October 21, 2003, filed in connection with our release of earnings for the three months ended September 30, 2003

(c) See Item 15(a)(3) above.

(d) See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on March 15, 2004.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Linda U. Feuss
Linda U. Feuss
Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2004.

Signature	Title

/s/ John P. Wiehoff John P. Wiehoff	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Chad M. Lindbloom Chad M. Lindbloom	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Thomas K. Mahlke Thomas K. Mahlke	Corporate Controller (Principal Accounting Officer)

* D.R. Verdoorn	Chairman of the Board

* Barry W. Butzow	Director

* Robert Ezrilov	Director

* Gerald A. Schwalbach	Director

* Wayne M. Fortun	Director

* Brian P. Short	Director

* Michael W. Wickham	Director

* By: /s/ Linda U. Feuss Linda U. Feuss Attorney-in-Fact

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

C.H. Robinson Worldwide, Inc.

Eden Prairie, Minnesota

We have audited the consolidated financial statements of C.H. Robinson Worldwide, Inc. (the “Company”) as of and for the years ended December 31, 2003 and 2002 and have issued our report thereon dated March 12, 2004, which expresses an unqualified opinion and includes explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, described in Note 3 and additional disclosures relating to the components comprising gross revenues and cost of transportation, products and handling in the consolidated financial statements, described in Note 1. Such financial statements and report are included in your 2003 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the financial statement schedule of the Company listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. The consolidated statements of operations, stockholders’ investment, and cash flows and financial statement schedule of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 4, 2002 expressed an unqualified opinion on those financial statements and financial statement schedule. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements for the years ended December 31, 2003 and 2002 taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 12, 2004

THIS IS A COPY OF A PREVIOUSLY ISSUED REPORT

The following report is a copy of a report previously issued by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Annual Report.

To C.H. Robinson Worldwide, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in C.H. Robinson Worldwide Inc.’s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The accompanying schedule is the responsibility of the company’s management and presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Minneapolis, MN

February 4, 2002

C.H. Robinson Worldwide, Inc.

Schedule II. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

The transactions in the allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):

	December 31, 2003	December 31, 2002	December 31, 2001
Balance, beginning of year	$24,155	$23,011	$22,712
Provision	5,180	5,807	9,043
Write-offs	(5,766)	(4,663)	(8,744)

Balance, end of year	$23,569	$24,155	$23,011

Index to Exhibits

Number	Description
3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.1	Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.2	Rights Agreement between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota, N.A.) (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.1	1997 Omnibus Stock Plan (as amended May 1, 2001) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

†10.2	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.3	C.H. Robinson Worldwide, Inc. Directors’ Stock Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

†10.4	Form of Management—Employee Agreement between the Company and each of D.R. Verdoorn and Barry Butzow (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.5	Form of Management—Employee Agreement entered into by Gregory Goven and Michael Rempe (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

10.6	Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

10.7	Master Equipment Lease Agreement, dated August 19, 1994, between Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

10.8	Keep-Well Agreement, dated August 19, 1994, between C.H. Robinson, Inc., Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.9	Management Bonus Plan (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.10	Asset Purchase Agreement dated November 18, 1999, by and among the Company, C.H. Robinson Company, American Backhaulers, Inc., Paul L. Loeb, the Paul L. Loeb Family Trust and the Jodi Sue Loeb Family Trust (Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K dated December 28, 1999)

†10.11	Robinson Companies Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-47080)

10.12	Robinson Companies Nonqualified Deferred Compensation Plan Trust Agreement, dated January 1, 2001, by and between C. H. Robinson Worldwide, Inc. and American Express Trust Company (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

†10.13	Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C. H. Robinson Worldwide, Inc. and John P. Wiehoff (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

†*10.14	Form of Restricted Stock Award for U.S. Managerial Employees

*13	Selected pages of the Company’s Annual Report to Stockholders for the year ended December 31, 2003

16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 18, 2002 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2002)

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*23.2	Notice Regarding Consent of Arthur Andersen LLP

*24	Powers of Attorney

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.1	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report
*	Filed herewith