Form 10-Q
period 2004-03-31
C H ROBINSON WORLDWIDE INC
filed 2004-05-10
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of April 30, 2004, the number of outstanding shares of the registrant’s common stock was 85,432,494.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	March 31, 2004	December 31, 2003 (1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$183,628	$198,513
Available-for-sale securities	45,857	45,736
Receivables, net of allowance for doubtful accounts of $24,272 and $23,569	470,923	457,455
Deferred tax asset	9,439	9,535
Prepaid expenses and other	9,426	6,090

Total current assets	719,273	717,329
PROPERTY AND EQUIPMENT, net	35,341	25,625
GOODWILL, net	162,270	155,070
INTANGIBLE AND OTHER ASSETS, net	10,351	10,125

Total assets	$927,235	$908,149

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$317,557	$311,927
Accrued expenses –
Compensation and profit-sharing contribution	20,443	46,582
Income taxes and other	37,946	22,692

Total current liabilities	375,946	381,201
LONG TERM LIABILITIES:
Deferred tax liability	6,742	5,598
Non-qualified deferred compensation obligation	2,762	2,603

Total liabilities	385,450	389,402

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 130,000 shares authorized; 85,777 and 85,762 shares issued, 85,429 and 85,304 shares outstanding	8,543	8,530
Additional paid-in capital	171,912	174,009
Retained earnings	423,570	404,750
Deferred compensation	(48,629)	(52,285)
Cumulative other comprehensive loss	(1,062)	(363)
Treasury stock at cost (348 and 458 shares)	(12,549)	(15,894)

Total stockholders’ investment	541,785	518,747

Total liabilities and stockholders’ investment	$927,235	$908,149

(1)	The December 31, 2003 balance sheet has been restated for retroactive adoption of the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003(1)
GROSS REVENUES
Transportation	$772,449	$641,544
Sourcing	166,243	167,914
Information Services	7,918	7,286

Total gross revenues	946,610	816,744
COST OF TRANSPORTATION, PRODUCTS AND HANDLING
Transportation	642,609	527,560
Sourcing	154,417	156,093

Total cost of transportation, products and handling	797,026	683,653

GROSS PROFITS	149,584	133,091
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Personnel expenses	77,574	69,192
Other selling, general, and administrative expenses	24,839	22,412

Total selling, general, and administrative expenses	102,413	91,604

INCOME FROM OPERATIONS	47,171	41,487
INVESTMENT AND OTHER INCOME
Interest income and other	587	410
Non-qualified deferred compensation investment gain (loss)	70	(66)

Total investment and other income	657	344

INCOME BEFORE PROVISION FOR INCOME TAXES	47,828	41,831
PROVISION FOR INCOME TAXES	18,756	16,691

NET INCOME	29,072	25,140
OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	(702)	330

COMPREHENSIVE INCOME	$28,370	$25,470

BASIC NET INCOME PER SHARE	$0.34	$0.30

DILUTED NET INCOME PER SHARE	$0.34	$0.29

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	84,621	84,332
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	1,793	1,291

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	86,414	85,623

(1)	The three months ended March 31, 2003 results have been restated for retroactive adoption of the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003(1)
OPERATING ACTIVITIES:
Net income	$29,072	$25,140
Adjustments to reconcile net income to net cash provided by operating activities–
Depreciation and amortization	2,634	2,780
Other non-cash expenses	7,706	5,157
Changes in operating elements–
Receivables	(14,968)	(25,972)
Prepaid expenses and other	(3,325)	(1,937)
Accounts payable	4,302	14,478
Accrued compensation and profit sharing contribution	(26,157)	(17,160)
Accrued income taxes and other	14,734	9,322

Net cash provided by operating activities	13,998	11,808

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(11,625)	(1,305)
Purchases of available for sale securities, net	(118)	(153)
Cash paid for acquisitions, net	(7,302)	—
Change in other assets/liabilities, net	24	(481)

Net cash used for investing activities	(19,021)	(1,939)

FINANCING ACTIVITIES:
Common stock issued	5,080	3,455
Common stock repurchased	(3,970)	(2,733)
Common stock dividends	(10,247)	(6,754)

Net cash used for financing activities	(9,137)	(6,032)

Effect of exchange rates on cash	(725)	330
Net increase (decrease) in cash and cash equivalents	(14,885)	4,167
CASH AND CASH EQUIVALENTS, beginning of period	198,513	132,999

CASH AND CASH EQUIVALENTS, end of period	$183,628	$137,166

(1)	The March 31, 2003 cash flow has been restated for retroactive adoption of the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the Company,” “we,” “us,” or “our”) are a global provider of multimodal transportation services and logistics solutions through a network of 160 branch offices operating in North America, South America, Europe, and Asia. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements. The condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Accounting Changes

Effective January 1, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, using the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees. The impact of the restatement to our previously reported March 31, 2003 results was a decrease of $1.7 million in net income and a decrease of $0.02 in diluted earnings per share. The December 31, 2003 balance sheet has been restated which resulted in a decrease in the deferred tax liability of $1.7 million and an increase in stockholders’ investment of $1.7 million.

3.	New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB interpretation No. 46 (FIN 46) Consolidation of Variable Interest Entities, which addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supercedes the guidance set forth in AB No. 51, Consolidated Financial Statements. It requires the consolidation of variable interests into the financial statements of a business enterprise if that enterprise holds a controlling interest via other means than the traditional voting majority. FASB has amended FIN 46, now known as FIN46 Revised December 2003 (FIN46R). The requirements of FIN46R are effective for the first reporting period after March 15, 2004. The adoption of this interpretation did not have an effect on our consolidated financial position, results of operations, or cash flows.

4.	Goodwill and Intangible Assets

A summary of our intangible assets as of March 31, 2004 is as follows (in thousands):

	Unamortizable intangible assets	Amortizable intangible assets
Gross	$176,974	$4,052
Accumulated amortization	(11,870)	(2,643)

Net	$165,104	$1,409

The change in the carrying amount of goodwill for the three months ended March 31, 2004 is as follows (in thousands):

Balance December 31, 2003	$155,070
Goodwill associated with acquisitions	7,200

Balance March 31, 2004	$162,270

Amortization expense for the three months ended March 31, 2004 for other intangible assets was $166,000. Estimated amortization expense for each of the 5 succeeding fiscal years based on the intangible assets at March 31, 2004 is as follows:

2004	$678,000
2005	305,000
2006	305,000
2007	143,000
2008	129,000
Thereafter	10,000

5.	Litigation

During 2002, we were named as a defendant in two lawsuits by a number of present and former employees. The first lawsuit, brought by a group of 14 current and former female employees, alleges gender discrimination, including hostile working environment, and violations of the Fair Labor Standards Act. The second lawsuit, brought by a group of 6 current and former male employees, alleges violations of the Fair Labor Standards Act. The plaintiffs in both lawsuits seek unspecified monetary and non-monetary damages and class action certification. We deny all allegations and are vigorously defending the suits. In addition, we have insurance coverage for some of the claims asserted in the first lawsuit. Currently, the amount of any possible loss to us cannot be estimated; however, an unfavorable result could have a material adverse effect on our consolidated financial statements.

We are not otherwise subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes.

Forward-looking Information

Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events and by their nature involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in market demand and pricing for our services, the impact of competition, changes in relationships with our customers, our ability to source capacity to transport freight, our ability to source produce, the risks associated with litigation and insurance coverage, the impact of new Hours of Service regulation adopted by the U.S. Department of Transportation Federal Motor Carrier Safety Administration, our ability to integrate acquisitions, the impacts of war, the risks associated with operations outside the United States, and changing economic conditions. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Exhibit 99.1 to our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003 filed on March 15, 2004.

Overview

We are a global provider of multimodal transportation services and logistics solutions, operating through a network of branch offices in North America, South America, Europe, and Asia. We are a non-asset based transportation provider, meaning we do not own the transportation equipment that is used to transport our customers’ freight. Through our relationships with transportation companies, we select and hire the appropriate transportation to manage our customers’ needs. As an integral part of our transportation services, we provide a wide range of value-added logistics services, such as supply chain analysis, freight consolidation, core carrier program management, and information reporting.

In addition to multimodal transportation services, we have two other logistics business lines: fresh produce sourcing and fee-based information services. Our sourcing business is the buying and selling of fresh produce. We purchase fresh produce through our network of produce suppliers, and sell it to wholesalers, grocery retailers, restaurants, and foodservice distributors. In the majority of cases, we also arrange the transportation of the produce we sell, through our relationships with specialized transportation companies. Our information services business is our subsidiary, T-Chek Systems, Inc. which provides a variety of management and information services to motor carrier companies and to fuel distributors. Those services include funds transfer, driver payroll services, fuel management services, and fuel and use tax reporting.

Our gross revenues represent the total dollar value of services and goods we sell to our customers. Our costs of transportation, products, and handling include the direct costs of transportation, including motor carrier, rail, ocean, air and other costs, and the purchase price of the products we source. We act principally as a service provider to add value and expertise in the procurement and execution of these services and products for our customers. Our gross profits (gross revenues less the direct costs of transportation, products, and handling) are the primary indicator of our ability to source, add value, and resell services and products that are provided by third parties, and are considered by management to be our primary performance measurement. Accordingly, the discussion of our results of operations below focuses on the changes in our gross profits.

Our variable cost business model allows us to be flexible and adapt to changing economic and industry conditions. We buy most of our transportation capacity and produce on a spot-market basis. We also keep our personnel and other operating expenses as variable as possible. Compensation, our largest operating expense, is performance oriented and based on the profitability of our branch offices.

We believe our large decentralized branch network is a major competitive advantage. Our worldwide network of offices supports our core strategy of serving customers locally, nationally, and globally. Our branch offices help us penetrate local markets, provide face-to-face service when needed, and recruit carriers. Our decentralized network also gives us knowledge of local market conditions, which is important in transportation because it is so dynamic and market-driven.

We opened one new branch in the first quarter of 2004 and are planning to open another six to nine branches this year. Because we usually start small and open new offices with only two or three employees, we do not expect them to make a material contribution to our financial results in the first few years of their operation. We believe it is important for our people to be successful on a local basis, by building local customer and carrier relationships, and provide them the technology and communication resources of our established branch network. Acquisitions that fit our growth criteria and culture may also augment our growth. In February 2004, we acquired Camway Transportation, which now operates as a branch.

Since we became a publicly-traded company in 1997, our long-term growth target has been 15% for gross profits, income from operations, and earnings per share. This goal was based on an analysis of our performance in the previous twenty years, during which our compounded annual growth rate was 15%. Our expectation has been that over time we will continue to achieve our target of 15% growth, but that we will have periods in which we exceed that goal, and periods in which we fall short. In the first quarter of 2004, we continued to achieve our long-term growth goal in earnings per share. Our gross profits grew 12.4% over the first quarter of 2003. Our income from operations increased 13.7% to $47.2 million and our earnings per share increased 17.2% to $0.34.

While we continue to expand our branch network, our customer relationships, our carrier base, and the services we provide, we expect to be challenged in 2004 with finding new sources of capacity to provide increased services. In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. In recent years, our income from operations has been lower in the first quarter than in the other three quarters, but it has not had a significant impact on our results of operations or our cash flows. Also, inflation has not materially affected our operations due to the short-term, transactional basis of our business. However, we cannot fully predict the impact seasonality and inflation may have in the future. In 2004, new Hours of Service regulations issued by the U.S. Department of Transportation Federal Motor Carrier Safety Administration will likely affect many of our suppliers. Our people have been aggressively preparing for the new rules. We have been talking with our carriers to determine how they think the regulations will impact them, and working with customers to make sure they understand potential changes in transportation rates and accessorial charges. We do not believe that these new regulations will have a material impact on our business, but we cannot predict the effect, if any, that future legislative and regulatory changes may have on the transportation industry.

Results of Operations

The following table sets forth our gross profit percentages, or gross profit as a percentage of gross revenues, between services and products.

	Three Months Ended March 31,
	2004	2003
Transportation	16.8%	17.8%
Sourcing	7.1	7.0
Information Services	100.0	100.0

Total	15.8%	16.3%

The following table summarizes our gross profits by service line:

	Three Months Ended March 31,
	2004	2003	% change
Gross profits (in thousands)
Transportation:
Truck	$112,956	$100,543	12.3%
Intermodal	7,463	5,433	37.4
Ocean	4,333	4,605	(5.9)
Air	1,745	771	126.3
Miscellaneous	3,343	2,632	27.0

Total transportation	129,840	113,984	13.9
Sourcing	11,826	11,821	0.0
Information Services	7,918	7,286	8.7

Total	$149,584	$133,091	12.4%

The following table represents certain statement of operations data shown as percentages of our gross profits:

	Three Months Ended March 31,
	2004	2003
Gross profits	100.0%	100.0%
Selling, general, and administrative expenses
Personnel expenses	51.9	52.0
Other selling, general, and administrative expenses	16.6	16.8

Total selling, general, and administrative expenses	68.5	68.8
Income from operations	31.5	31.2
Investment and other income
Interest income and other	0.4	0.3
Non-qualified deferred compensation investment gain (loss)	0.0	0.0

Total investment and other income	0.4	0.3
Income before provision for income taxes	32.0	31.4
Provision for income taxes	12.5	12.5

Net income	19.4%	18.9%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues. Gross revenues for the three months ended March 31, 2004 were $946.6 million, an increase of 15.9% over gross revenues of $816.7 million for the three months ended March 31, 2003. Gross profits for the three months ended March 31, 2004 were $149.6 million, an increase of 12.4% over gross profits of $133.1 million for the three months ended March 31, 2003. This was a result of an increase in Transportation gross profits of 13.9% to $129.8 million and an increase in Information Services gross profits of 8.7% to $7.9 million from $7.3 million in 2003.

For the first quarter, our gross profit percentage decreased to 15.8% in 2004 from 16.3% in 2003, primarily due to the mix of our service lines. Transportation gross profit percentage decreased to 16.8% from 17.8% due primarily to the tight truck capacity which increased our cost of hire. Sourcing gross profit percentage increased to 7.1% from 7.0% primarily due to volatility in commodity pricing. Our employees focus on gross profits dollars, not the percentage earned, and therefore our gross profit percentage can experience fluctuations during times of commodity price volatility. In addition, we have been providing more value-added services to our customers as part of our produce sourcing business. Those new services are typically higher margin than our traditional produce business. Our Information Services business is a fee-based business, which generates 100% profit margin.

For the first quarter, Transportation gross profit increased 13.9% to $129.8 million from $114.0 million in 2003. The increase in our truck transportation business of 12.3% was driven primarily by volume growth in both truckload and less-than-truckload transactions. Profit per transaction decreased. As we have experienced in the past, a tight truck capacity market provided additional spot market opportunities, while increasing our cost of hire and decreasing our gross profit margins in our contractual business.

Intermodal growth of 37.4% in the first quarter was the result of increased volumes. Volume growth was driven by the addition of new customers, expansion of business with existing customers, and mode conversion from truck to intermodal, in response to tightness in the truck capacity market. Near term intermodal growth may be more volatile due to temporary rail congestion issues.

Our international ocean gross profits decreased 5.9% this quarter compared to the first quarter of 2003. In the first quarter of 2003, we experienced a significant amount of growth due in part to our customers pre-shipping in advance of an ocean carrier general rate increase that took place in the second quarter of 2003.

Our air gross profits, which are primarily international, increased 126.3% this quarter compared to the first quarter of 2003. The significant growth in our air gross profit was primarily due to increased volumes with several large international customers, and because our Hong Kong office managed more air freight business through our own network, rather than through agents.

Miscellaneous transportation gross profits consist of customs brokerage fees, transportation management fees, warehouse and cross-dock services, and other miscellaneous transportation related services. The increase of 27.0% in the first quarter was driven by an increase in transportation management fees, offset by a decrease in customs brokerage fees.

For the first quarter, Sourcing gross profits were $11.8 million in 2004 and in 2003. We continue to see the long-term trend of growth in our integrated relationships with large retailers, restaurant chains and foodservice providers, offset by a decline in our transactional business with produce wholesale customers.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. For the first quarter, Information Services gross profit increased 8.7% to $7.9 million from $7.3 million in 2003, primarily due to transaction growth.

Personnel Expenses. Personnel expenses for the three months ended March 31, 2004 were $77.6 million, an increase of 12.1% over personnel expenses of $69.2 million for the three months ended March 31, 2004. For the first quarter, personnel expense as a percentage of gross profit decreased to 51.9% in 2004 from 52.0% in 2003. While we added 119 people this quarter, our gross profits increased at a faster rate than our headcount.

Other Selling, General, and Administrative Expenses. Other selling, general, and administrative expenses for the three months ended March 31, 2004 were $24.8 million, an increase of 10.8% from $22.4 million for the three months ended March 31, 2003. Operating expenses as a percentage of gross profits decreased slightly for the first quarter of 2004 compared to 2003. While many of our expenses are variable, we historically gain leverage in periods of growth.

Income from Operations. Income from operations was $47.2 million for the three months ended March 31, 2004, an increase of 13.7% over $41.5 million for the three months ended March 31, 2003. The increase was driven by the increase in our gross profits for the same period. Income from operations as a percentage of gross profit was 31.5 % and 31.2% for the three months ended March 31, 2004 and 2003.

Investment and Other Income. Interest and other income was $657,000 for the three months ended March 31, 2004, an increase of 91.0% from $344,000 for the three months ended March 31, 2003. Our cash and investments as of

March 31, 2004, increased $46.5 million over the balance as of March 31, 2003, which contributed to increased investment income.

Provision for Income Taxes. Our effective income tax rates were 39.2% and 39.9% for the three months ended March 31, 2004 and 2003. The effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit and non-deductible expenses attributable to incentive stock options.

Net Income. Net income was $29.1 million for the three months ended March 31, 2004, an increase of 15.6% over $25.1 million for the three months ended March 31, 2003. Basic net income per share increased by 13.3% to $0.34 from $0.30 per share in 2003. Diluted net income per share increased 17.2% to $0.34 from $0.29 per share in 2003.

Liquidity and Capital Resources

We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $183.6 million and $198.5 million as of March 31, 2004 and December 31, 2003. We also had available-for-sale securities of $45.9 million and $45.7 million on March 31, 2004 and December 31, 2003.

We generated $14.0 million and $11.8 million of cash flow from operations for the three months ended March 31, 2004 and 2003. Increased net income was offset by an increased use of working capital in net receivables and payables resulting from growth in business.

We used $19.0 million and $1.9 million of cash and cash equivalents for investing activities for the three months ended March 31, 2004 and 2003. In January 2004, we purchased a building in Chicago, Illinois, for $9.5 million. This building will have approximately 80,000 square feet of office space. In addition to the building, for the three months ended March 31, 2004 and 2003, we purchased $2.1 million and $1.3 million of property and equipment, consisting primarily of computers and related equipment. In February 2004, we acquired 100% of the outstanding shares of Camway Transportation Corporation for $7.3 million and future consideration.

We used $9.1 million and $6.0 million of cash and cash equivalents for financing activities for the three months ended March 31, 2004 and 2003, primarily to pay quarterly cash dividends and to repurchase common stock. We declared a $0.12 per share dividend payable to shareholders of record as of March 15, 2004, that was paid on April 1, 2004.

We have 3 million Euros available under a line of credit at an interest rate of Euribor plus 45 basis points (2.47% at March 31, 2004). This discretionary line of credit has no expiration date. As of March 31, 2004 and 2003, we had no outstanding balance on this facility. Our credit agreement contains certain financial covenants, but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of March 31, 2004.

Assuming no change in our current business plan or a material acquisition, we believe that our available cash, together with expected future cash generated from operations and the amounts available under our line of credit, will be sufficient to satisfy our anticipated needs for working capital, capital expenditures and cash dividends for future periods. We also believe we could obtain additional funds under a line of credit, on short notice, if needed.

Critical Accounting Policies

Our consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated

Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2003, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and estimates.

REVENUE RECOGNITION. Gross revenues consist of the total dollar value of goods and services purchased from us by customers. Gross profits are gross revenues less the direct costs of transportation, products, and handling. We act principally as the service provider for these transactions and recognize revenue as these services are rendered and goods are delivered. At that time, our obligations to the transactions are completed and collection of receivables is reasonably assured. Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, establishes the criteria for recognizing revenues on a gross or net basis. Nearly all transactions in our Transportation and Sourcing businesses are recorded at the gross amount we charge our customers for the service we provide and goods we sell. In these transactions, we are the primary obligor, we are a principal to the transaction, we have all credit risk, we maintain substantially all revenue risks and rewards, we have discretion to select the supplier, and we have latitude in pricing decisions. Additionally, in our Sourcing business, we take loss of inventory risk after customer order and during shipment and have general inventory risk. Certain transactions in customs brokerage, transportation management, and all transactions in Information Services are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.

VALUATIONS FOR ACCOUNTS RECEIVABLE. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $24.3 million as of March 31, 2004, increased slightly compared to the allowance of $23.6 million as of December 31, 2003. Net accounts receivable for that same period increased 2.9%. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

GOODWILL. We manage and report our operations as one operating segment. Our branches represent a series of homogenous reporting units that are aggregated for the purpose of analyzing goodwill for impairment, thus goodwill is evaluated for impairment on an enterprise wide basis. Based on the substantial excess of our market capitalization over our book value, we have determined that there is no indication of goodwill impairment at March 31, 2004.

New Accounting Pronouncements

See Note 3 of the notes to the condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had approximately $229.5 million of cash and investments on March 31, 2004, consisting of $183.6 million of cash and cash equivalents and $45.9 million of available-for-sale securities. The cash equivalents are money market securities and high quality bonds from domestic issuers. All of our available-for-sale securities are high-quality bonds. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investments.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

(b) Changes in internal controls over financial reporting.

During the quarter ended March 31, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

As first reported in our Form 10-Q for the quarter ended September 30, 2002, on October 2, 2002, C.H. Robinson was named as a defendant in a lawsuit filed in the United States District Court for the District of Minnesota by a number of present and former female employees of the company. The lawsuit alleges a hostile working environment, unequal pay, promotions and opportunities for women and failure to pay overtime. The plaintiffs seek unspecified monetary and non-monetary damages and class action certification. C.H. Robinson denies all allegations and is vigorously defending the suit. In addition, we have insurance coverage for some of the claims asserted in the lawsuit. Currently, the amount of any possible loss to the company cannot be estimated; however, an unfavorable result could have a material adverse effect.

Also as first reported in our Form 10-Q for the quarter ended September 30, 2002, on November 7, 2002, C.H. Robinson was named as a defendant in a lawsuit filed in the United States District Court for the District of Minnesota by former employees of the company. The lawsuit alleges systematic failure by the company to pay for overtime hours worked by its male employees under the federal Fair Labor Standards Act (FLSA). The suit seeks payment of the overtime wages earned, as well as double damages and other relief, on behalf of the plaintiffs and potential collective members who join in the lawsuit. C.H. Robinson denies all allegations and is vigorously defending the suit. Currently, the amount of any possible loss to the company cannot be estimated; however, an unfavorable result could have a material adverse effect.

C.H. Robinson is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, financial condition or results of operations of the company.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the company during the quarter ended March 31, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/04- 01/31/04	3,600	$38.26	3,600	3,839,100
02/01/04- 02/29/04	36,400	39.97	36,400	3,802,700
03/01/04- 03/31/04	59,800	39.73	59,800	3,742,900

Total:	99,800	$39.76	99,800	3,742,900

(1)	We repurchased an aggregate of 99,800 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February, 1999 (the “Program”).

(2)	Our board of directors approved the repurchase by us of up to an aggregate of 4,000,000 shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A report on Form 8-K was filed by the C.H. Robinson on February 4, 2004; such report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of the company’s earnings release for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ John P. Wiehoff

John P. Wiehoff
Chief Executive Officer

By	/s/ Thomas K. Mahlke

Thomas K. Mahlke
Controller (principal accounting officer)