Form 10-Q
period 2004-06-30
C H ROBINSON WORLDWIDE INC
filed 2004-08-05
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of July 30, 2004, the number of outstanding shares of the registrant’s common stock was 85,398,317.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	June 30, 2004	December 31, 2003 (1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$177,069	$198,513
Available-for-sale securities	45,969	45,736
Receivables, net of allowance for doubtful accounts of $24,828 and $23,569	519,852	457,455
Deferred tax asset	9,311	9,535
Prepaid expenses and other	8,226	6,090

Total current assets	760,427	717,329

PROPERTY AND EQUIPMENT, net	37,415	25,625
GOODWILL, net	163,193	155,070
INTANGIBLE AND OTHER ASSETS, net	11,305	10,125

Total assets	$972,340	$908,149

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$335,352	$311,927
Accrued expenses –
Compensation and profit-sharing contribution	36,880	46,582
Income taxes and other	27,003	22,692

Total current liabilities	399,235	381,201

LONG TERM LIABILITIES:
Deferred tax liability	6,532	5,598
Non-qualified deferred compensation obligation	2,711	2,603

Total liabilities	408,478	389,402

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 130,000 shares authorized; 85,783 and 85,762 shares issued, 85,406 and 85,304 shares outstanding	8,541	8,530
Additional paid-in capital	171,216	174,009
Retained earnings	445,588	404,750
Deferred compensation	(44,901)	(52,285)
Cumulative other comprehensive loss	(2,127)	(363)
Treasury stock at cost (377 and 458 shares)	(14,455)	(15,894)

Total stockholders’ investment	563,862	518,747

Total liabilities and stockholders’ investment	$972,340	$908,149

(1)	The December 31, 2003 balance sheet has been restated for retroactive adoption of the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003 (1)	2004	2003 (1)
GROSS REVENUES
Transportation	$871,678	$723,232	$1,644,127	$1,364,776
Sourcing	197,244	204,702	363,487	372,616
Information Services	8,179	7,272	16,097	14,558

Total gross revenues	1,077,101	935,206	2,023,711	1,751,950
COST OF TRANSPORTATION, PRODUCTS AND HANDLING
Transportation	737,462	608,266	1,380,071	1,135,826
Sourcing	181,584	190,915	336,001	347,008

Total cost of transportation, products and handling	919,046	799,181	1,716,072	1,482,834

GROSS PROFITS	158,055	136,025	307,639	269,116
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Personnel expenses	81,225	69,629	158,799	138,821
Other selling, general, and administrative expenses	24,313	22,126	49,152	44,538

Total selling, general, and administrative expenses	105,538	91,755	207,951	183,359

INCOME FROM OPERATIONS	52,517	44,270	99,688	85,757
INVESTMENT AND OTHER INCOME
Interest income and other	757	801	1,344	1,211
Non-qualified deferred compensation investment (loss) gain	(39)	249	31	183

Total investment and other income	718	1,050	1,375	1,394

INCOME BEFORE PROVISION FOR INCOME TAXES	53,235	45,320	101,063	87,151
PROVISION FOR INCOME TAXES	20,957	18,099	39,713	34,790

NET INCOME	32,278	27,221	61,350	52,361

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	(1,056)	672	(1,758)	1,002

COMPREHENSIVE INCOME	$31,222	$27,893	$59,592	$53,363

BASIC NET INCOME PER SHARE	$0.38	$0.32	$0.72	$0.62

DILUTED NET INCOME PER SHARE	$0.37	$0.32	$0.71	$0.61

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	84,677	84,391	84,638	84,362
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	1,886	1,735	1,839	1,513

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	86,563	86,126	86,477	85,875

(1)	The three months and the six months ended June 30, 2003 results have been restated for retroactive adoption of the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003 (1)
OPERATING ACTIVITIES:
Net income	$61,350	$52,361
Adjustments to reconcile net income to net cash provided by operating activities–
Depreciation and amortization	5,374	5,466
Other non-cash expenses	14,892	10,143
Changes in operating elements–
Receivables	(65,440)	(26,610)
Prepaid expenses and other	(2,127)	(2,063)
Accounts payable	22,089	21,288
Accrued compensation and profit sharing contribution	(9,720)	(3,597)
Accrued income taxes and other	3,791	(2,453)

Net cash provided by operating activities	30,209	54,535

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(15,697)	(2,850)
Purchases of available for sale securities, net	(239)	(291)
Cash paid for acquisitions, net	(9,112)	—
Other	(837)	(1,571)

Net cash used for investing activities	(25,885)	(4,712)

FINANCING ACTIVITIES:
Common stock issued	7,566	4,895
Common stock repurchased	(11,056)	(6,984)
Common stock dividends	(20,499)	(13,512)

Net cash used for financing activities	(23,989)	(15,601)

Effect of exchange rates on cash	(1,779)	1,002
Net (decrease) increase in cash and cash equivalents	(21,444)	35,224
CASH AND CASH EQUIVALENTS, beginning of period	198,513	132,999

CASH AND CASH EQUIVALENTS, end of period	$177,069	$168,223

(1)	The June 30, 2003 cash flow has been restated for retroactive adoption of the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the Company,” “we,” “us,” or “our”) are a global provider of multimodal transportation services and logistics solutions through a network of 162 branch offices operating in North America, South America, Europe, and Asia. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements. The condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2003.

2. Accounting Changes

Effective January 1, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, using the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees. The impact of the restatement to our previously reported quarter ended June 30, 2003 results was a decrease of $1.7 million in net income and a decrease of $0.02 in diluted earnings per share. The impact of the restatement to our previously reported six months ended June 30, 2003 results was a decrease of $3.4 million in net income and a decrease of $0.04 in diluted earnings per share. The December 31, 2003 balance sheet has been restated which resulted in a decrease in deferred tax liability of $1.7 million and an increase in stockholders’ investment of $1.7 million.

3. Goodwill and Intangible Assets

A summary of our intangible assets as of June 30, 2004 is as follows (in thousands):

	Unamortizable intangible assets	Amortizable intangible assets
Gross	$177,897	$4,822
Accumulated amortization	(11,870)	(2,819)

Net	$166,027	$2,003

The change in the carrying amount of goodwill for the period ended June 30, 2004 is as follows (in thousands):

Balance March 31, 2004	$162,270
Goodwill associated with acquisitions	923

Balance June 30, 2004	$163,193

Amortization expense for the six months ended June 30, 2004 for other intangible assets was $342,000. Estimated amortization expense for each of the 5 succeeding fiscal years based on the intangible assets at June 30, 2004 is as follows:

2004	$755,000
2005	459,000
2006	459,000
2007	297,000
2008	283,000
Thereafter	87,000

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

Overview

We are a global provider of multimodal transportation services and logistics solutions, operating through a network of branch offices in North America, South America, Europe, and Asia. We are a non-asset based transportation provider, meaning we do not own the transportation equipment that is used to transport our customers’ freight. Through our relationships with transportation companies, we select and hire the appropriate transportation and provider to manage our customers’ needs. As an integral part of our transportation services, we provide a wide range of value-added logistics services, such as supply chain analysis, freight consolidation, core carrier program management, and information reporting.

In addition to multimodal transportation services, we have two other logistics business lines: fresh produce sourcing and fee-based information services. Our sourcing business is the buying and selling of fresh produce. We purchase fresh produce through our network of produce suppliers, and sell it to wholesalers, grocery retailers, restaurants, and foodservice distributors. In the majority of cases, we also arrange the transportation of the produce we sell, through our relationships with specialized transportation companies. Our information services business is our subsidiary, T-Chek Systems, Inc., which provides a variety of management and information services to motor carrier companies and to fuel distributors. Those services include funds transfer, driver payroll services, fuel management services, and fuel and use tax reporting.

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

We opened two new branches in the second quarter of 2004 and are planning to open another four to seven North American branches this year. Because we usually start small and open new offices with only two or three employees, we do not expect them to make a material contribution to our financial results in the first few years of their operation. We believe it is important for our people to be successful on a local basis, by building local customer and carrier relationships, and provide them the technology and communication resources of our established branch network. Acquisitions that fit our growth criteria and culture may also augment our growth. On June 30, 2004, we acquired selected assets of Dalian Decheng Shipping Agency Co, Ltd. (DDSA) and will open additional offices in China in the third quarter of 2004.

Since we became a publicly-traded company in 1997, our long-term growth target has been 15% for gross profits, income from operations, and earnings per share. This goal was based on an analysis of our performance in the previous twenty years, during which our compounded annual growth rate was 15%. Our expectation has been that over time we will continue to achieve our target of 15% growth, but that we will have periods in which we exceed that goal, and periods in which we fall short. In the second quarter of 2004, we achieved our long-term growth goal in gross profits, income from operations, and earnings per share. Our gross profits grew 16.2% over the second quarter of 2003. Our income from operations increased 18.6% to $52.5 million and our earnings per share increased 15.6% to $0.37.

While we continue to expand our branch network, our customer relationships, our carrier base, and the services we provide, we expect to continue to be challenged during the remainder of 2004 with finding sources of capacity to provide increased services. In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. In recent years, our income from operations has been lower in the first quarter than in the other three quarters, but it has not had a significant impact on our results of operations or our cash flows. Also, inflation has not materially affected our operations due to the short-term, transactional basis of our business. However, we cannot fully predict the impact seasonality and inflation may have in the future. In 2004, new Hours of Service regulations issued by the U.S. Department of Transportation Federal Motor Carrier Safety Administration may affect many of our suppliers. Our people have been preparing for the new rules and continue to monitor legislative developments. We have been talking with our carriers to determine how they think the regulations will impact them, and working with customers to make sure they understand potential changes in transportation rates and accessorial charges. We do not believe that these regulations will have a material impact on our business, but we cannot predict the effect, if any, that future legislative and regulatory changes may have on the transportation industry.

Results of Operations

The following table sets forth our gross profit margins, or gross profit as a percentage of gross revenues, between services and products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Transportation	15.4%	15.9%	16.1%	16.8%
Sourcing	7.9	6.7	7.6	6.9
Information Services	100.0	100.0	100.0	100.0
Total	14.7%	14.5%	15.2%	15.4%

The following table summarizes our gross profits by service line:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% change	2004	2003	% change
Gross profits (in thousands)
Transportation:
Truck	$115,880	$98,673	17.4%	$228,836	$199,216	14.9%
Intermodal	7,373	7,168	2.9	14,836	12,601	17.7
Ocean	5,136	5,242	(2.0)	9,469	9,847	(3.8)
Air	2,383	1,056	125.7	4,128	1,827	125.9
Miscellaneous	3,444	2,827	21.8	6,787	5,459	24.3

Total transportation	134,216	114,966	16.7	264,056	228,950	15.3

Sourcing	15,660	13,787	13.6	27,486	25,608	7.3
Information Services	8,179	7,272	12.5	16,097	14,558	10.6

Total	$158,055	$136,025	16.2%	$307,639	$269,116	14.3%

The following table represents certain statement of operations data shown as percentages of our gross profits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gross profits	100.0%	100.0%	100.0%	100.0%
Selling, general, and administrative expenses
Personnel expenses	51.4	51.2	51.6	51.6
Other selling, general, and administrative expenses	15.4	16.3	16.0	16.5

Total selling, general, and administrative expenses	66.8	67.5	67.6	68.1

Income from operations	33.2	32.5	32.4	31.9
Investment and other income	0.5	0.8	0.4	0.5

Income before provision for income taxes	33.7	33.3	32.9	32.4
Provision for income taxes	13.3	13.3	12.9	12.9

Net income	20.4%	20.0%	19.9%	19.5%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues. Gross revenues for the three months ended June 30, 2004 were $1.1 billion, an increase of 15.2% over gross revenues of $935.2 million for the three months ended June 30, 2003. Gross profits for the three months ended June 30, 2004 were $158.1 million, an increase of 16.2% over gross profits of $136.0 million for the three months ended June 30, 2003. This was a result of an increase in Transportation gross profits of 16.7% to $134.2 million from $115.0 million in 2003, an increase in Sourcing gross profits of 13.6% to $15.7 million from $13.8 million in 2003, and an increase in Information Services gross profits of 12.5% to $8.2 million from $7.3 million in 2003.

For the second quarter, our gross profit margin increased to 14.7% in 2004 from 14.5% in 2003. Transportation gross profit margin decreased to 15.4% from 15.9% due primarily to the tight truck capacity which increased our cost of hire. Sourcing gross profit margin increased to 7.9% from 6.7% primarily due to growth in our higher-service Sourcing business, which has higher margins than our more transactional Sourcing business. Our Information Services business is a fee-based business, which generates 100% gross profit margin.

For the second quarter, Transportation gross profit increased 16.7% to $134.2 million from $115.0 million in 2003. The increase in our truck transportation business of 17.4% was driven primarily by volume growth in both truckload and less-than-truckload transactions. Profit per transaction decreased. As we have experienced in the past, a tight truck capacity market provided additional spot market opportunities, while increasing our cost of hire and decreasing our gross profit margins in our contractual business.

Intermodal growth of 2.9% in the second quarter was the result of significant volume growth, offset by a decline in margin per load. Volume growth was driven by the addition of new customers and expansion of business with existing customers. Our margin per load was impacted in the second quarter by increased rail prices, service changes and tighter capacity, which caused some higher margin transactional business to switch to truck service.

Our international ocean gross profits decreased 2.0% this quarter compared to the second quarter of 2003. Several of our large international customers experienced significant declines in their ocean freight volumes in the second quarter of 2004.

Our air gross profits, which are primarily international, increased 125.7% this quarter compared to the second quarter of 2003. The significant growth in our air gross profits was primarily due to increased volumes with several large international customers.

Miscellaneous transportation gross profits consist of customs brokerage fees, transportation management fees, warehouse and cross-dock services, and other miscellaneous transportation related services. The increase of 21.8% in the second quarter was driven by an increase in transportation management fees, offset by a decrease in customs brokerage fees.

For the second quarter, Sourcing gross profits increased 13.6% to $15.7 million in 2004 from $13.8 million in 2003. Our Sourcing gross profit margin expanded due to the growth in our higher-service Sourcing business, which has higher margins than our more transactional Sourcing business. We continue to see the long-term trend of growth in our integrated relationships with large retailers and foodservice providers, offset by a decline in our transactional business.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. For the second quarter, Information Services gross profit increased 12.5% to $8.2 million from $7.3 million in 2003, primarily due to transaction growth.

Personnel Expenses. Personnel expenses for the three months ended June 30, 2004 were $81.2 million, an increase of 16.7% over personnel expenses of $69.6 million for the three months ended June 30, 2004. Our consolidated headcount increased by 298 to 4,410 since December 31, 2003. For the second quarter, personnel expense as a percentage of gross profit increased to 51.4% in 2004 from 51.2% in 2003. Average gross profits per employee, a key measure of productivity, increased 5.7% in the second quarter of 2004 compared to the second quarter of 2003.

Other Selling, General, and Administrative Expenses. Other selling, general, and administrative expenses for the three months ended June 30, 2004 were $24.3 million, an increase of 9.9% from $22.1 million for the three months ended June 30, 2003. Operating expenses as a percentage of gross profits decreased slightly for the second quarter of 2004 compared to 2003. While many of our expenses are variable, we historically gain leverage in periods of growth.

Income from Operations. Income from operations was $52.5 million for the three months ended June 30, 2004, an increase of 18.6% over $44.3 million for the three months ended June 30, 2003. The increase was driven by the increase in our gross profits for the same period. Income from operations as a percentage of gross profit was 33.2% and 32.5% for the three months ended June 30, 2004 and 2003.

Investment and Other Income. Interest and other income was $718,000 for the three months ended June 30, 2004, a decrease of 31.6% from $1.1 million for the three months ended June 30, 2003. Our cash and investments as of June 30, 2004, increased $9.3 million over the balance as of June 30, 2003. Compared to the second quarter of 2003, investment income on our non-qualified deferred compensation investment portfolio decreased $288,000.

Provision for Income Taxes. Our effective income tax rates were 39.4% and 39.9% for the three months ended June 30, 2004 and 2003. The effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit and non-deductible expenses attributable to incentive stock options.

Net Income. Net income was $32.3 million for the three months ended June 30, 2004, an increase of 18.6% over $27.2 million for the three months ended June 30, 2003. Basic net income per share increased by 18.8% to $0.38 from $0.32 per share in 2003. Diluted net income per share increased 15.6% to $0.37 from $0.32 per share in 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues. Gross revenues for the six months ended June 30, 2004 were $2.0 billion, an increase of 15.5% over gross revenues of $1.8 billion for the six months ended June 30, 2003. Gross profits for the six months ended June 30, 2004 were $307.6 million, an increase of 14.3% over gross profits of $269.1 million for the six months ended June 30, 2003. This was a result of an increase in Transportation gross profits of 15.3% to $264.1 million from $229.0 million in 2003, an increase in Sourcing gross profits of 7.3% to $27.5 million from $25.6 million in 2003, and an increase in Information Services gross profits of 10.6% to $16.1 million from $14.6 million in 2003.

Our gross profit margin for the period decreased to 15.2% in 2004 from 15.4% in 2003. Transportation gross profit margin decreased to 16.1% from 16.8% due primarily to the tight truck capacity which increased our cost of hire. Sourcing gross profit margin increased to 7.6% from 6.9% primarily due to growth in our higher-service Sourcing business, which has higher margins than our more transactional Sourcing business. Our Information Services business is a fee-based business, which generates 100% profit margin.

For the period, Transportation gross profit increased 15.3% to $264.1 million from $229.0 million in 2003. The increase in our truck transportation business of 14.9% was driven primarily by volume growth in both truckload and less-than-truckload transactions. As we have experienced in the past, a tight truck capacity market provided additional spot market opportunities, while increasing our cost of hire and decreasing our gross profit margins in our contractual business.

Intermodal growth of 17.7% for the period was the result of significant volume growth, offset by a decline in profit per load. Volume growth was driven by the addition of new customers and expansion of business with existing customers. Our profit per load was impacted by increased rail prices, service changes and tighter capacity, which drove higher margin transactional business back to truck service.

Our international ocean gross profits decreased 3.8% during the first six months of 2004 compared to the same period of 2003. Several of our large international customers experienced significant declines in their ocean freight volumes in the second quarter of 2004.

Our air gross profits, which are primarily international, increased 125.9% during the first six months of 2004 compared to the same period of 2003. The significant growth in our air gross profits was primarily due to increased volumes with several large international customers.

Miscellaneous transportation gross profits consist of customs brokerage fees, transportation management fees, warehouse and cross-dock services, and other miscellaneous transportation related services. The increase of 24.3% in the first six months of 2004 compared to 2003 was driven by an increase in transportation management fees, offset by a decrease in customs brokerage fees.

Sourcing gross profits increased 7.3% to $27.5 million in the first six months of 2004 from $25.6 million in the same period of 2003. Our Sourcing gross profit margin expanded due to the growth in our higher-service Sourcing business, which has larger margins than our more transactional Sourcing business. We continue to see the long-term trend of growth in our integrated relationships with large retailers and foodservice providers, offset by a decline in our transactional business.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. Information Services gross profit increased 10.6% to $16.1 million in the first six months of 2004 from $14.6 million in the same period of 2003, primarily due to transaction growth.

Personnel Expenses. Personnel expenses for the six months ended June 30, 2004 were $158.8 million, an increase of 14.4% over personnel expenses of $138.8 million for the six months ended June 30, 2003. For the six months ended June 30, personnel expense as a percentage of gross profit was 51.6% in 2004 and 2003.

Other Selling, General, and Administrative Expenses. Other selling, general, and administrative expenses for the six months ended June 30, 2004 were $49.2 million, an increase of 10.4% from $44.5 million for the six months ended June 30, 2003. Operating expenses as a percentage of gross profits decreased slightly for the six months ended June 30, 2004 compared to the same period of 2003. While many of our expenses are variable, we historically gain leverage in periods of growth.

Income from Operations. Income from operations was $99.7 million for the six months ended June 30, 2004, an increase of 16.2% over $85.8 million for the six months ended June 30, 2003. The increase was driven by the increase in our gross profits for the same period. Income from operations as a percentage of gross profit was 32.4% and 31.9% for the six months ended June 30, 2004 and 2003.

Investment and Other Income. Interest and other income was $1.4 million for the six months ended June 30, 2004 and 2003. Our cash and investments as of June 30, 2004, increased $9.3 million over the balance as of June 30, 2003.

Provision for Income Taxes. Our effective income tax rates were 39.3% and 39.9% for the six months ended June 30, 2004 and 2003. The effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit and non-deductible expenses attributable to incentive stock options.

Net Income. Net income was $61.4 million for the six months ended June 30, 2004, an increase of 17.2% over $52.4 million for the six months ended June 30, 2003. Basic net income per share increased by 16.1% to $0.72 from $0.62 per share in 2003. Diluted net income per share increased 16.4% to $0.71 from $0.61 per share in 2003.

Liquidity and Capital Resources

We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $177.1 million and $198.5 million as of June 30, 2004 and December 31, 2003. We also had available-for-sale securities of $46.0 million and $45.7 million on June 30, 2004 and December 31, 2003.

We generated $30.2 million and $54.5 million of cash flow from operations for the six months ended June 30, 2004 and 2003. Increased net income was offset by an increased use of working capital in net receivables and payables resulting from growth in business.

We used $25.9 million and $4.7 million of cash and cash equivalents for investing activities for the six months ended June 30, 2004 and 2003. In January 2004, we purchased a building in Chicago, Illinois, for $9.5 million. This building will have approximately 80,000 square feet of office space. In addition to the building, for the six months ended June 30, 2004 and 2003, we purchased $6.2 million and $2.9 million of property and equipment, consisting primarily of computers and related equipment. In February 2004, we acquired 100% of the outstanding shares of Camway Transportation Corporation for $7.3 million and future consideration. In June 2004, we acquired selected assets of Dalian Decheng Shipping Agency Co., Ltd for $1.8 million. During the second half of the year we will continue to have capital expenditures to remodel and furnish the building in Chicago and to furnish a newly leased building in Eden Prairie.

We used $24.0 million and $15.6 million of cash and cash equivalents for financing activities for the six months ended June 30, 2004 and 2003, primarily to pay quarterly cash dividends and to repurchase common stock. We declared a $0.12 per share dividend payable to shareholders of record as of June 4, 2004, that was paid on July 1, 2004.

We have 3 million Euros available under a line of credit at an interest rate of Euribor plus 45 basis points (2.53% at June 30, 2004). This discretionary line of credit has no expiration date. As of June 30, 2004 and 2003, we had no outstanding balance on this facility. Our credit agreement contains certain financial covenants, but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of June 30, 2004.

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

VALUATIONS FOR ACCOUNTS RECEIVABLE. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $24.8 million as of June 30, 2004, increased 5.1% compared to the allowance of $23.6 million as of December 31, 2003. Net accounts receivable for that same period increased 13.6%. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

GOODWILL. We manage and report our operations as one operating segment. Our branches represent a series of homogenous reporting units that are aggregated for the purpose of analyzing goodwill for impairment, thus goodwill is evaluated for impairment on an enterprise wide basis. There is no indication of goodwill impairment at June 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had approximately $223.0 million of cash and investments on June 30, 2004, consisting of $177.1 million of cash and cash equivalents and $46.0 million of available-for-sale securities. The cash equivalents are money market securities and high quality bonds from domestic issuers. All of our available-for-sale securities are high-quality bonds. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investments.

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

During the quarter ended June 30, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the company during the quarter ended June 30, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
04/01/04-04/30/04	15,000	$41.74	15,000	3,727,900
05/03/04-05/28/04	70,000	$40.54	70,000	3,657,900
06/01/04-06/30/04	84,000	$43.12	84,000	3,573,900

Total:	169,000	$40.96	169,000	3,573,900

(1)	We repurchased an aggregate of 169,000 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February 1999 (the “Program”).

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s stockholders was held on May 20, 2004. At the meeting, stockholders voted on the reelection of two directors for terms expiring at the Annual Meeting of the Company in 2007. Each of the directors was reelected by a vote as follows: D. R. Verdoorn received 81,270,316 votes “For” and 311,973 votes were “Withheld;” and Michael W. Wickham received 81,271,007 votes “For” and 311,282 were “Withheld.”

At the meeting, stockholders ratified Deloitte & Touche LLP as the Company’s Independent Auditors by a vote as follows: 80,841,226 “For”, 718,710 votes “Against”, and 22,353 votes abstained.

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

A report on Form 8-K was filed by the Company on April 6, 2004; such report contained information under Item 5 (Other Events) and included as an exhibit under Item 7 a copy of the company’s press release announcing adoption of the fair value recognition provisions of Financial Accounting Standards Board SFAS No. 123.

A report on Form 8-K was filed by the Company on April 21, 2004; such report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of the company’s earnings release for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2004

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By	/s/ Thomas K. Mahlke
Thomas K. Mahlke
Controller (principal accounting officer)