Form 10-Q
period 2004-09-30
C H ROBINSON WORLDWIDE INC
filed 2004-11-08
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of October 31, 2004, the number of outstanding shares of the registrant’s common stock was 85,318,445.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	September 30, 2004	December 31, 2003 (1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$187,625	$198,513
Available-for-sale securities	46,111	45,736
Receivables, net of allowance for doubtful accounts of $25,578 and $23,569	548,459	457,455
Deferred tax asset	8,543	9,535
Prepaid expenses and other	5,602	6,090

Total current assets	796,340	717,329

PROPERTY AND EQUIPMENT, net	41,736	25,625
GOODWILL, net	163,193	155,070
INTANGIBLE AND OTHER ASSETS, net	10,810	10,125

Total assets	$1,012,079	$908,149

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$336,511	$311,927
Accrued expenses –
Compensation and profit-sharing contribution	47,903	46,582
Income taxes and other	28,214	22,692

Total current liabilities	412,628	381,201

LONG TERM LIABILITIES:
Deferred tax liability	6,125	5,598
Non-qualified deferred compensation obligation	2,643	2,603

Total liabilities	421,396	389,402

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 130,000 shares authorized; 85,783 and 85,762 shares issued, 85,287 and 85,304 shares outstanding	8,528	8,530
Additional paid-in capital	170,873	174,009
Retained earnings	472,683	404,750
Deferred compensation	(39,873)	(52,285)
Cumulative other comprehensive loss	(1,348)	(363)
Treasury stock at cost (496 and 458 shares)	(20,180)	(15,894)

Total stockholders’ investment	590,683	518,747

Total liabilities and stockholders’ investment	$1,012,079	$908,149

(1)	The December 31, 2003 balance sheet has been restated for retroactive adoption of the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 (1)	2004	2003 (1)
GROSS REVENUES
Transportation	$943,256	$720,571	$2,587,383	$2,085,347
Sourcing	172,026	191,249	535,513	563,865
Information Services	8,524	7,518	24,621	22,076

Total gross revenues	1,123,806	919,338	3,147,517	2,671,288
COST OF TRANSPORTATION, PRODUCTS AND HANDLING
Transportation	793,108	605,221	2,173,179	1,741,047
Sourcing	158,525	178,296	494,526	525,304

Total cost of transportation, products and handling	951,633	783,517	2,667,705	2,266,351

GROSS PROFITS	172,173	135,821	479,812	404,937
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Personnel expenses	85,978	69,178	244,777	207,999
Other selling, general, and administrative expenses	25,184	21,755	74,336	66,293

Total selling, general, and administrative expenses	111,162	90,933	319,113	274,292

INCOME FROM OPERATIONS	61,011	44,888	160,699	130,645
INVESTMENT AND OTHER INCOME
Interest income and other	637	283	1,981	1,494
Non-qualified deferred compensation investment (loss) gain	(80)	61	(49)	244

Total investment and other income	557	344	1,932	1,738

INCOME BEFORE PROVISION FOR INCOME TAXES	61,568	45,232	162,631	132,383
PROVISION FOR INCOME TAXES	24,219	18,020	63,932	52,810

NET INCOME	37,349	27,212	98,699	79,573

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	492	211	(1,287)	1,213

COMPREHENSIVE INCOME	$37,841	$27,423	$97,412	$80,786

BASIC NET INCOME PER SHARE	$0.44	$0.32	$1.17	$0.94

DILUTED NET INCOME PER SHARE	$0.43	$0.32	$1.14	$0.93

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	84,616	84,401	84,638	84,375
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	1,932	1,827	1,870	1,618

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	86,548	86,228	86,508	85,993

(1)	The three months and the nine months ended September 30, 2003 results have been restated for retroactive adoption of the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003 (1)
OPERATING ACTIVITIES:
Net income	$98,699	$79,573
Adjustments to reconcile net income to net cash provided by operating activities–
Depreciation and amortization	8,461	8,142
Other non-cash expenses	21,982	16,055
Changes in operating elements–
Receivables	(96,707)	(49,859)
Prepaid expenses and other	498	(1,235)
Accounts payable	23,144	24,422
Accrued compensation and profit sharing contribution	1,303	2,612
Accrued income taxes and other	5,001	(4,576)

Net cash provided by operating activities	62,381	75,134

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(22,575)	(4,291)
Insurance proceeds	1,590
Purchases of available for sale securities, net	(381)	(403)
Cash paid for acquisitions, net	(9,112)	(500)
Other	(1,050)	(1,732)

Net cash used for investing activities	(31,528)	(6,926)

FINANCING ACTIVITIES:
Common stock issued	9,364	8,258
Common stock repurchased	(19,457)	(11,500)
Common stock dividends	(30,648)	(20,277)

Net cash used for financing activities	(40,741)	(23,519)

Effect of exchange rates on cash	(1,000)	1,213

Net (decrease) increase in cash and cash equivalents	(10,888)	45,902

CASH AND CASH EQUIVALENTS, beginning of period	198,513	132,999

CASH AND CASH EQUIVALENTS, end of period	$187,625	$178,901

(1)	The September 30, 2003 cash flow has been restated for retroactive adoption of the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the Company,” “we,” “us,” or “our”) are a global provider of multimodal transportation services and logistics solutions through a network of 170 branch offices operating in North America, Europe, South America, and Asia. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements. The condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Accounting Changes

Effective January 1, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, using the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. All prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees. The impact of the restatement to our previously reported quarter ended September 30, 2003 results was a decrease of $1.7 million in net income and a decrease of $0.02 in diluted earnings per share. The impact of the restatement to our previously reported nine months ended September 30, 2003 results was a decrease of $5.1 million in net income and a decrease of $0.05 in diluted earnings per share. The December 31, 2003 balance sheet has been restated which resulted in a decrease in deferred tax liability of $1.7 million and an increase in stockholders’ investment of $1.7 million.

3.	Goodwill and Intangible Assets

A summary of our intangible assets as of September 30, 2004 is as follows (in thousands):

	Unamortizable intangible assets	Amortizable intangible assets
Gross	$177,897	$4,822
Accumulated amortization	(11,870)	(3,017)

Net	$166,027	$1,805

The change in the carrying amount of goodwill for the period ended September 30, 2004 is as follows (in thousands):

Balance December 31, 2004	$155,070
Goodwill associated with acquisitions	8,123

Balance September 30, 2004	$163,193

Amortization expense for the nine months ended September 30, 2004 for other intangible assets was $540,000. Estimated amortization expense for each of the 5 succeeding fiscal years based on the intangible assets at September 30, 2004 is as follows:

Remainder of 2004	$215,000
2005	459,000
2006	459,000
2007	297,000
2008	283,000
Thereafter	87,000

4.	Litigation

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

We opened eight new branches in the third quarter of 2004 and are planning to open another two to five North American branches this year. Seven of the newly opened branch offices resulted from our acquisition of selected assets of Dalian Decheng Shipping Agency Co, Ltd. (DDSA) in China. Because we usually start small and open new offices with only two or three employees, we do not expect them to make a material contribution to our financial results in the first few years of their operation. We believe it is important for our people to be successful on a local basis, by building local customer and carrier relationships, and provide them the technology and communication resources of our established branch network. Acquisitions that fit our growth criteria and culture may also augment our growth.

Since we became a publicly-traded company in 1997, our long-term growth target has been 15% for gross profits, income from operations, and earnings per share. This goal was based on an analysis of our performance in the previous twenty years, during which our compounded annual growth rate was 15%. Our expectation has been that over time we will continue to achieve our target of 15% growth, but that we will have periods in which we exceed that goal, and periods in which we fall short. In the third quarter of 2004, we surpassed our long-term growth goal in gross profits, income from operations, and earnings per share. Our gross profits grew 26.8% over the third quarter of 2003. Our income from operations increased 35.9% to $61.0 million and our earnings per share increased 34.4% to $0.43.

While we continue to expand our branch network, our customer relationships, our carrier base, and the services we provide, we expect to continue to be challenged during the remainder of 2004 with finding sources of capacity to provide increased services. In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. In recent years, our income from operations has been lower in the first quarter than in the other three quarters, but it has not had a significant impact on our results of operations or our cash flows. Also, inflation has not materially affected our operations due to the short-term, transactional basis of our business. However, we cannot fully predict the impact seasonality and inflation may have in the future. In 2004, new Hours of Service regulations issued by the U.S. Department of Transportation Federal Motor Carrier Safety Administration may affect many of our suppliers, depending upon how or when such rules will be implemented. Our people have been preparing for the new rules and continue to monitor legislative developments. We have been talking with our carriers to determine how they think the regulations will impact them, and working with customers to make sure they understand potential changes in transportation rates and accessorial charges. We do not believe that these regulations will have a material impact on our business, but we cannot predict the effect, if any, that future legislative and regulatory changes may have on the transportation industry.

Results of Operations

The following table sets forth our gross profit margins, or gross profit as a percentage of gross revenues, between services and products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Transportation	15.9%	16.0%	16.0%	16.5%
Sourcing	7.8	6.8	7.7	6.8
Information Services	100.0	100.0	100.0	100.0

Total	15.3%	14.8%	15.2%	15.2%

The following table summarizes our gross profits by service line:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% change	2004	2003	% change
Gross profits (in thousands)
Transportation:
Truck	$131,248	$99,384	32.1%	$360,084	$298,600	20.6%
Intermodal	7,083	7,851	(9.8)	21,919	20,452	7.2
Ocean	5,806	4,317	34.5	15,275	14,164	7.8
Air	2,284	1,137	100.9	6,412	2,964	116.3
Miscellaneous	3,727	2,661	40.1	10,514	8,120	29.5

Total transportation	150,148	115,350	30.2	414,204	344,300	20.3

Sourcing	13,501	12,953	4.2	40,987	38,561	6.3
Information Services	8,524	7,518	13.4	24,621	22,076	11.5

Total	$172,173	$135,821	26.8%	$479,812	$404,937	18.5%

The following table represents certain statement of operations data shown as percentages of our gross profits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gross profits	100.0%	100.0%	100.0%	100.0%
Selling, general, and administrative expenses
Personnel expenses	49.9	50.9	51.0	51.4
Other selling, general, and administrative expenses	14.6	16.0	15.5	16.4

Total selling, general, and administrative expenses	64.6	67.0	66.5	67.7

Income from operations	35.4	33.0	33.5	32.3
Investment and other income	0.4	0.3	0.4	0.4

Income before provision for income taxes	35.8	33.3	33.9	32.7
Provision for income taxes	14.1	13.3	13.3	13.0

Net income	21.7%	20.0%	20.6%	19.7%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues and Gross Profits. Gross revenues for the three months ended September 30, 2004 were $1.1 billion, an increase of 22.2% over gross revenues of $919.3 million for the three months ended September 30, 2003. Gross profits for the three months ended September 30, 2004 were $172.2 million, an increase of 26.8% over gross profits of $135.8 million for the three months ended September 30, 2003. This was a result of an increase in Transportation gross profits of 30.2% to $150.1 million from $115.4 million in 2003, an increase in Sourcing gross profits of 4.2% to $13.5 million from $13.0 million in 2003, and an increase in Information Services gross profits of 13.4% to $8.5 million from $7.5 million in 2003.

For the third quarter, our gross profit margin increased to 15.3% in 2004 from 14.8% in 2003. Transportation gross profit margin decreased slightly to 15.9% from 16.0%. Sourcing gross profit margin increased to 7.8% from 6.8% primarily due to volatile market conditions and the mix of product being sold . Our Information Services business is a fee-based business, which generates 100% gross profit margin.

For the third quarter, Transportation gross profits increased 30.2% to $150.1 million from $115.4 million in 2003. Consistent with historical patterns, the tight capacity market created additional business for us. Our transportation gross profit margin decreased slightly from the third quarter of 2003.

The increase in our truck transportation business of 32.1% was driven primarily by volume growth and a slight increase in gross profit margin in both truckload and less-than-truckload transactions. Volatility in the current market conditions contributed to our exceptional results. We will continue to work through these periods of volatility and prepare ourselves for changing environments.

The Intermodal gross profits decline of 9.8% in the third quarter was the result of decreased margin per load, offset by an increase in volumes. Our margin per load was impacted by increased rail prices, service changes and tighter capacity. These changes also drove higher margin transactional business back to truck service.

Our international ocean gross profits increased 34.5% this quarter compared to the third quarter of 2003. Several of our large international customers experienced significant increases in their ocean freight volumes in the third quarter of 2004.

Our air gross profits, which are primarily international, increased 100.9% this quarter compared to the third quarter of 2003. The significant growth in our air gross profits was primarily due to increased volumes with several large international customers.

Miscellaneous transportation gross profits consist of customs brokerage fees, transportation management fees, warehouse and cross-dock services, and other miscellaneous transportation related services. The increase of 40.1% in the third quarter was driven by an increase in volume of transportation management and customs brokerage transactions.

For the third quarter, Sourcing gross profits increased 4.2 percent to $13.5 million in 2004 from $13.0 million in 2003. Our sourcing gross profit margin increased compared to the third quarter of 2003. Volatile market conditions and our ability to hire refrigerated capacity enabled us to gain additional higher-margin transactional business. This also had an impact on our transportation gross profits since the transportation portion of these transactions is recorded as transportation.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. For the third quarter, Information Services gross profits increased 13.4% to $8.5 million from $7.5 million in 2003, primarily due to transaction growth.

Personnel Expenses. Personnel expenses for the three months ended September 30, 2004 were $86.0 million, an increase of 24.3% over personnel expenses of $69.2 million for the three months ended September 30, 2003. Our consolidated headcount increased 15.5% to 4,671 since September 30, 2003. This increase includes 92 new hires as a result of the acquisition of certain assets of DDSA. For the third quarter, personnel expense as a percentage of gross profits decreased to 49.9% in 2004 from 50.9% in 2003. Average gross profits per employee, a key measure of productivity, increased 7.1% in 2004 compared to 2003.

Other Selling, General, and Administrative Expenses. Other selling, general, and administrative expenses for the three months ended September 30, 2004 were $25.2 million, an increase of 15.8% from $21.8 million for the three months ended September 30, 2003. Operating expenses as a percentage of gross profits decreased for the third quarter of 2004 to 14.6% compared to 16.0% in 2003. During the third quarter of 2004, we received a reimbursement from our property insurance carrier for computer equipment damaged in one of our data centers. This insurance reimbursement resulted in a reduction of selling, general, and administrative expenses of $1.2 million. Excluding this insurance reimbursement, selling, general, and administrative expenses increased 21.3% to $26.4 million and were 15.3% of gross profits during the third quarter of 2004. While many of our expenses are variable, we historically gain leverage in periods of growth.

Income from Operations. Income from operations was $61.0 million for the three months ended September 30, 2004, an increase of 35.9% over $44.9 million for the three months ended September 30, 2003. The increase was driven by the increase in our gross profits for the same period. Income from operations as a percentage of gross profits was 35.4% and 33.0% for the three months ended September 30, 2004 and 2003. Excluding the insurance reimbursements mentioned above, income from operations increased 33.1% and was 34.7% of gross profits during the third quarter of 2004.

Investment and Other Income. Interest and other income was $557,000 for the three months ended September 30, 2004, an increase of 61.9% from $344,000 for the three months ended September 30, 2003. Our cash and investments as of September 30, 2004 increased $8.7 million from the balance as of September 30, 2003. Compared to the third quarter of 2003, investment income on our non-qualified deferred compensation investment portfolio decreased $141,000.

Provision for Income Taxes. Our effective income tax rates were 39.3% and 39.8% for the three months ended September 30, 2004 and 2003. The effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit and non-deductible expenses attributable to incentive stock options.

Net Income. Net income was $37.3 million for the three months ended September 30, 2004, an increase of 37.3% over $27.2 million for the three months ended September 30, 2003. Basic net income per share increased by 37.5% to $0.44 from $0.32 per share in 2003. Diluted net income per share increased 34.4% to $0.43 from $0.32 per share in 2003. Excluding the insurance reimbursement mentioned above, net income for the quarter increased 34.6%, basic net income per share increased 34.4%, and diluted net income per share increased 31.3%.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues. Gross revenues for the nine months ended September 30, 2004 were $3.1 billion, an increase of 17.8% over gross revenues of $2.7 billion for the nine months ended September 30, 2003. Gross profits for the nine months ended September 30, 2004 were $479.8 million, an increase of 18.5% over gross profits of $404.9 million for the nine months ended September 30, 2003. This was a result of an increase in Transportation gross profits of 20.3% to $414.2 million from $344.3 million in 2003, an increase in Sourcing gross profits of 6.3% to $41.0 million from $38.6 million in 2003, and an increase in Information Services gross profits of 11.5% to $24.6 million from $22.1 million in 2003.

Our gross profit margin for the period remained constant at 15.2% in 2004. Transportation gross profit margin decreased to 16.0% from 16.5% due primarily to the tight truck capacity which increased our cost of hire. Sourcing gross profit margin increased to 7.7% from 6.8% primarily due to growth in our higher-service Sourcing business, which has higher margins than our more transactional Sourcing business. Our Information Services business is a fee-based business, which generates 100% profit margin.

For the period, Transportation gross profits increased 20.3% to $414.2 million from $344.3 million in 2003. Consistent with historical patterns, the tight capacity market created additional business for us.

The increase in our truck transportation business of 20.6% was driven primarily by volume growth in both truckload and less-than-truckload transactions.

Intermodal growth of 7.2% for the period was the result of volume growth, offset by a decline in profit per load. Volume growth was driven by the addition of new customers and expansion of business with existing customers. Our profit per load was impacted by increased rail prices, service changes and tighter capacity, which drove higher margin transactional business back to truck service.

Our international ocean gross profits increased 7.8% during the first nine months of 2004 compared to the same period of 2003. Several of our large international customers experienced increases in their ocean freight volumes throughout 2004.

Our air gross profits, which are primarily international, increased 116.3% during the first nine months of 2004 compared to the same period of 2003. The growth in our air gross profits was primarily due to increased volumes with several large international customers.

Miscellaneous transportation gross profits consist of customs brokerage fees, transportation management fees, warehouse and cross-dock services, and other miscellaneous transportation related services. The increase of 29.5% in the first nine months of 2004 compared to 2003 was driven by an increase in volumes of transportation management fees and customs brokerage fees.

Sourcing gross profits increased 6.3% to $41.0 million in the first nine months of 2004 from $38.6 million in the same period of 2003. Our sourcing gross profit margin expanded due to a variety of factors including the growth in our higher-service Sourcing business, which has larger margins than our more transactional Sourcing business, volatile market conditions, and our ability to hire refrigerated capacity enabled us to gain additional higher-margin transactional business. This also had an impact on our transportation gross profits since the transportation portion of these transactions is recorded as transportation.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. Information Services gross profits increased 11.5% to $24.6 million in the first nine months of 2004 from $22.1 million in the same period of 2003, primarily due to transaction growth.

Personnel Expenses. Personnel expenses for the nine months ended September 30, 2004 were $244.8 million, an increase of 17.7% over personnel expenses of $208.0 million for the nine months ended September 30, 2003. For the nine months ended September 30, personnel expense as a percentage of gross profits was 51.0% in 2004 and 51.4% in 2003.

Other Selling, General, and Administrative Expenses. Other selling, general, and administrative expenses for the nine months ended September 30, 2004 were $74.3 million, an increase of 12.1% from $66.3 million for the nine months ended September 30, 2003. Operating expenses as a percentage of gross profits decreased slightly for the nine months ended September 30, 2004 compared to the same period of 2003. Excluding the insurance reimbursement mentioned above, selling, general, and administrative expenses for the nine months ended September 30, 2004 were $75.5 million, an increase of 13.9% from $66.3 million for the nine months ended September 30, 2003. While many of our expenses are variable, we historically gain leverage in periods of growth.

Income from Operations. Income from operations was $160.7 million for the nine months ended September 30, 2004, an increase of 23.0% over $130.6 million for the nine months ended September 30, 2003. Excluding the insurance reimbursement mentioned above, income from operations for the nine months ended September 30, 2004 was $159.5 million, an increase of 22.1% from $130.6 million for the nine months ended September 30, 2003. The increase was driven by the increase in our gross profits for the same period. Income from operations as a percentage of gross profit was 33.5% and 32.3% for the nine months ended September 30, 2004 and 2003.

Investment and Other Income. Interest and other income was $1.9 million for the nine months ended September 30, 2004, compared to $1.7 million for the nine months ended September 30, 2003. Our cash and investments as of September 30, 2004 increased $8.7 million over the balance as of September 30, 2003.

Provision for Income Taxes. Our effective income tax rates were 39.3% and 39.9% for the nine months ended September 30, 2004 and 2003. The effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit and non-deductible expenses attributable to incentive stock options.

Net Income. Net income was $98.7 million for the nine months ended September 30, 2004, an increase of 24.0% over $79.6 million for the nine months ended September 30, 2003. Basic net income per share increased by 24.5% to $1.17 from $0.94 per share in 2003. Diluted net income per share increased 22.6% to $1.14 from $0.93 per share in 2003. Excluding the insurance reimbursement mentioned above, net income for the nine months ended September 30, 2004 was $98.0 million, an increase of 23.1% from $79.6 million for the nine months ended September 30, 2003.

Liquidity and Capital Resources

We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $187.6 million and $198.5 million as of September 30, 2004 and December 31, 2003. We also had available-for-sale securities of $46.1 million and $45.7 million on September 30, 2004 and December 31, 2003.

We generated $62.4 million and $75.1 million of cash flow from operations for the nine months ended September 30, 2004 and 2003. We continued to invest in working capital during the third quarter of 2004. Our accounts receivable has increased proportionately with our gross revenues, but our accounts payable has not increased at the same rate. The primary reason for the slow growth in our accounts payable is the growth in our Quick Pay program that allows carriers to receive payment within 48 hours in exchange for granting us a discount. The Quick Pay program resulted in cash usage of approximately $29 million for the nine months ended September 30, 2004.

We used $31.5 million and $6.9 million of cash and cash equivalents for investing activities for the nine months ended September 30, 2004 and 2003. During the nine months ended September 30, 2004 we spent $13.1 million related to our previously disclosed investments in office space in Chicago and Eden Prairie, Minnesota. We expect to spend approximately $13 million more in the fourth quarter of 2004 related to these projects. In addition, for the nine months ended September 30, 2004 and 2003, we purchased $9.5 million and $4.3 million of property and equipment, consisting primarily of computers and related equipment. In February 2004, we acquired 100% of the outstanding shares of Camway Transportation Corporation for $7.3 million and future consideration. In June 2004, we acquired selected assets of Dalian Decheng Shipping Agency Co., Ltd for $1.8 million.

We used $40.7 million and $23.5 million of cash and cash equivalents for financing activities for the nine months ended September 30, 2004 and 2003, primarily to pay quarterly cash dividends and to repurchase common stock. We declared a $0.12 per share dividend payable to shareholders of record as of September 3, 2004, that was paid on October 1, 2004.

We have 3 million Euros available under a line of credit at an interest rate of Euribor plus 45 basis points (2.53% at September 30, 2004). This discretionary line of credit has no expiration date. As of September 30, 2004 and 2003, we had no outstanding balance on this facility. Our credit agreement contains certain financial covenants, but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of September 30, 2004.

Assuming no change in our current business plan or a material acquisition, we believe that our available cash, together with expected future cash generated from operations and the amounts available under our line of credit, will be sufficient to satisfy our anticipated needs for working capital, capital expenditures, and cash dividends for future periods. We also believe we could obtain additional funds under a line of credit, on short notice, if needed.

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

VALUATIONS FOR ACCOUNTS RECEIVABLE. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $25.8 million as of September 30, 2004, increased 9.3% compared to the allowance of $23.6 million as of December 31, 2003. Net accounts receivable for that same period increased 19.9%. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

GOODWILL. We manage and report our operations as one operating segment. Our branches represent a series of homogenous reporting units that are aggregated for the purpose of analyzing goodwill for impairment, thus goodwill is evaluated for impairment on an enterprise wide basis. There is no indication of goodwill impairment at September 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had approximately $233.7 million of cash and investments on September 30, 2004, consisting of $187.6 million of cash and cash equivalents and $46.1 million of available-for-sale securities. The cash equivalents are money market securities and high quality bonds from domestic issuers. All of our available-for-sale securities are high-quality bonds. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investments.

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

During the quarter ended September 30, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the company during the quarter ended September 30, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
07/01/04-07/31/04	20,000	$43.72	20,000	3,553,900
08/01/04-08/31/04	88,000	$42.73	88,000	3,465,900
09/01/04-09/30/04	84,000	$44.83	84,000	3,381,900
Total:	192,000	$44.68	192,000	3,381,900

(1)	We repurchased an aggregate of 192,000 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February 1999 (the “Program”).
(2)	Our board of directors approved the repurchase by us of up to an aggregate of 4,000,000 shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

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

A report on Form 8-K was furnished by the Company on July 20, 2004; such report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of the company’s earnings release for the quarter ended June 30, 2004.

A report on Form 8-K was filed by the Company on August 19, 2004; such report information under Item 5 announcing the election of ReBecca Koenig Roloff to the company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2004

C.H. ROBINSON WORLDWIDE, INC.

By	/S/ JOHN P. WIEHOFF
John P. Wiehoff
Chief Executive Officer

By	/S/ THOMAS K. MAHLKE
Thomas K. Mahlke
Controller (principal accounting officer)