Form 10-K
period 2004-12-31
C H ROBINSON WORLDWIDE INC
filed 2005-03-15
CIK 1043277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3,624,628,000 (based on the last sale price of such stock as quoted on The NASDAQ National Market ($45.84) on such date).

As of March 4, 2005, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 85,543,214.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2004 (the “Annual Report”), are incorporated by reference in Part II.

Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 19, 2005 (the “Proxy Statement”), are incorporated by reference in Part III.

PART I

ITEM 1.	BUSINESS

Overview

C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest third party logistics companies in North America with 2004 gross revenues of $4.3 billion. We provide freight transportation services and logistics solutions to companies of all sizes, in a wide variety of industries. During 2004, we handled approximately 3.8 million shipments for more than 18,000 customers. We operate through a network of 176 offices, which we call branches, in North America, South America, Europe, and Asia. We have developed global multimodal transportation and distribution networks to provide seamless logistics services worldwide. As a result, we have the capability of managing all aspects of the supply chain on behalf of our customers.

We are a non-asset based transportation provider, meaning we do not own the transportation equipment that is used to transport our customers’ freight. Through our relationships with approximately 35,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), air freight and ocean carriers, we select and hire the appropriate transportation to manage our customers’ freight needs. Being non-asset based means we can be flexible and focus on seeking solutions that work for our customers, rather than focusing on asset utilization. As an integral part of our transportation services, we provide a wide range of value-added logistics services, such as supply chain analysis, freight consolidation, core carrier program management, and information reporting.

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

Our business model has been the main driver of our strong historical results and has positioned us for continued growth. Our principal competitive advantage is our large decentralized branch network of 176 offices, staffed by approximately 3,500 salespeople. These branch employees are in close proximity to both customers and carriers, which gives them broad knowledge of their local markets and enables them to respond quickly to customers’ and carriers’ changing needs. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on the profitability of their branch and their contributions to the success of the branch. We believe this makes our sales employees more service-oriented, focused, and creative.

Historically we have grown primarily through internal growth, by expanding current offices, opening new branch offices, and hiring additional salespeople. We have augmented our growth through selective acquisitions. In February 2004, we acquired Camway Transportation Corporation (“Camway”), a third party logistics company based in Toledo, Ohio, that provides domestic truckload and intermodal transportation brokerage services. Camway had annual gross revenues of approximately $17 million in 2003. In June 2004, we opened seven offices in China, acquired selected assets and hired people from one of our agents in those seven cities. In December 2004, we acquired certain assets of US Traffic Corporation (“US Traffic”), a third party logistics company based in Lindon, Utah, that provides domestic truckload and intermodal transportation brokerage services. US Traffic had annual gross revenues of approximately $27 million in 2004. In February 2005 we acquired the operations and certain assets of three produce sourcing and marketing companies, FoodSource, Inc., FoodSource Procurement, LLC, and Epic Roots, Inc. These entities had annual revenues of approximately $270 million in 2004.

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

We can arrange all of the following modes of transportation, on a worldwide basis:

•	Truck — Through our contracts with approximately 35,000 motor carriers, we have access to dry vans, temperature-controlled units, and flatbeds. We also offer time-definite and expedited truck transportation. In many instances, we will consolidate partial loads for several customers into full truckloads.

•	Less Than Truckload (“LTL”) — LTL transportation involves the shipment of small packages and single or multiple pallets of freight, up to and including full trailer-load freight. We focus on shipments of a single pallet or larger, although we handle any size shipment. Through our contracts with motor carriers and our operating system, we consolidate freight and freight information to provide our customers with a single source of information on their freight.

•	Intermodal – C.H. Robinson’s intermodal transportation service is the shipment of freight in trailers or containers, by a combination of truck and rail. We have intermodal marketing contracts with several railroads, and we arrange local pickup and delivery (known as drayage) through local motor carriers.

•	Ocean — As a non-asset based ocean carrier and freight forwarder, we consolidate shipments, determine routing, select ocean carriers, contract for ocean shipments, provide for local pickup and delivery of shipments, and arrange for customs clearance of shipments, including the payment of duties.

•	Air — We provide door-to-door service as a full-service air freight forwarder, primarily internationally.

On a day-to-day basis, customers communicate their freight needs, typically on a load-by-load basis, to the branch office salesperson responsible for their account. They communicate with us by means of telephone, fax, Internet, e-mail, or EDI (Electronic Data Interchange). The branch employee enters all appropriate information about each load into our proprietary operating system. With the help of information provided by the operating system, the salesperson then determines the appropriate mode of transportation for the load and selects a carrier or carriers, based upon their knowledge of the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Based on the information he or she has about the market and rates, the salesperson may either determine an appropriate price at that point, or wait to communicate with a carrier directly before setting a price. Once the carrier is selected, the salesperson communicates with the carrier’s dispatch office to agree on the price for the transportation and the carrier’s commitment to provide the transportation. At this point, the salesperson provides the carrier information to the customer. We then remain in contact with the carrier, mainly by phone calls with the driver, and rely on them to provide us status updates of the shipment through delivery. Our branch employees price our services to provide a profit to us for the totality of services performed for the customer.

We are a principal in the transaction. By accepting the customer’s order, we accept certain responsibilities for transportation of the load from origin to destination. The carrier’s contract is with us, not the customer, and we are responsible for prompt payment of carrier charges. Also, we usually are responsible to our customer for any claims for damage to freight while in transit or performance. In most cases, we receive reimbursement from the carrier for these claims.

As a result of our logistics capabilities, some of our customers have us handle all, or a substantial portion, of their freight transportation requirements to or from a particular manufacturing facility or distribution center. In a number of instances, we have contracts with the customer in which we agree to handle an estimated, approximate number of loads usually to specified destinations, such as from the customer’s plant to a distribution center. Our commitment to handle the loads is usually at specific rates, subject to seasonal variation. Most of our rate commitments are for one year or less. As is typical in the transportation industry, most of these contracts do not include specific volume commitments or “must haul” requirements.

The majority of our truckload freight is priced to our carriers on a spot market, or transactional, basis, even when we are working with the customer on a contractual basis. In a small number of cases, we may get advance commitments from one or more carriers to transport contracted loads, for the length of our customer contract.

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

As we have emphasized integrated logistics solutions, our relationships with many customers have broadened and we have become business partners with our customers, responsible for a greater portion of their supply chain management. We may serve our customers through specially created teams and through several branches. Our multimodal transportation services are provided to numerous international customers through our worldwide branch network. See Note 1 in the “Notes to Consolidated Financial Statements” included as part of our audited consolidated financial statements for an allocation of our gross revenues from domestic and foreign customers for the years ended December 31, 2004, 2003, and 2002 and our long-lived assets as of December 31, 2004 and 2003, in the United States and in foreign locations.

The table below shows our gross profits by transportation mode for the periods indicated:

Transportation Gross Profits

(in thousands)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Truck(1)	$501,940	$401,709	$361,353	$347,991	$313,650
Intermodal	29,960	28,103	21,111	16,119	14,422
Ocean	20,558	19,027	17,007	16,345	16,337
Air	8,570	4,891	3,068	2,699	3,555
Miscellaneous(2)	14,709	10,973	8,772	7,286	7,177

Total	$575,737	$464,703	$411,311	$390,440	$355,141

(1)	Includes LTL gross profits.

(2)	Consists of fee-based transportation management services, customs clearance (Automated Brokerage Interface (ABI) and Automated Clearing House (ACH) capabilities with the Bureau of U.S. Customs and Border Protection), warehousing, and other miscellaneous services.

Transportation services accounted for approximately 87% of our gross profits in 2004 and approximately 85% in 2003 and 2002.

Sourcing

Throughout our 100-year history, we have been in the business of sourcing fresh produce. Much of our logistics expertise can be traced to our significant experience in handling perishable commodities. Because of its perishable nature, produce must be quickly packaged, transported within tight timetables in temperature controlled equipment, and distributed quickly to replenish high turnover inventories maintained by wholesalers, foodservice companies, restaurants, and retailers. In most instances, we consolidate individual customers’ produce orders into truckload quantities at the point of origin and arrange for transportation of the truckloads, often to multiple destinations.

During the past decade, we have actively sought to expand our sourcing customer base by focusing on large multistore grocery retailers. Traditionally, grocery retailers have relied mainly on regional or even local purchases from food wholesalers for produce sourcing and store-level distribution. As these retailers have expanded through store openings and industry consolidation, these methods have become inefficient. Our logistics and perishable commodities sourcing expertise can improve the retailers’ produce purchasing, and provide uniform quality from region to region and store to store. Our sourcing services have expanded to include just-in-time replenishment, commodity management and business analysis. In response to demand and changing market conditions, we introduced our proprietary brand of produce, The Fresh 1®, which includes a wide range of fruits and vegetables that are uniform in quality and top grade. Since 1998, we have entered into new branded produce programs, including licensing agreements for major national brands. These brands have expanded our market presence and relationships with some of our retail customers. We have also instituted quality assurance and monitoring programs as part of our national brand programs.

Sourcing accounted for approximately 8% of our gross profits in 2004 and approximately 10% in 2003 and 2002.

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

Information Services accounted for approximately 5% of our gross profits in each of 2004, 2003, and 2002.

Organization

To keep us close to our customers and markets, we have created and continue to expand a network of 176 offices, which we call “branches.” Our branches are supported by executives and other centralized, shared services. Approximately 13% of our employees are corporate employees who provide these centralized, shared services.

Branch Network

Each branch office is responsible for its own growth and profitability. Our branch salespeople are responsible for developing new business, negotiating and pricing services, receiving and processing service requests from customers, and contracting with carriers to provide the transportation requested. In addition to routine transportation, salespeople are often called upon to handle customers’ unusual, seasonal, and emergency needs. Shipments to be transported by truck are priced at the branch level, and branches cooperate with each other to hire carriers to transport loads. Branches may rely on expertise in other branches when contracting LTL, intermodal, international and air shipments. Multiple branches may also work together to service larger, national accounts where the expertise and resources of more than one branch are required to meet the customer’s needs. Their efforts are usually coordinated by one “lead” branch on the account.

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

Branch Expansion. We expect to continue to open new branch offices. New branch offices are viewed as a long-term contributor to overall company growth. In addition to market opportunity, a major consideration in opening a new branch is whether we have branch salespeople that are ready to manage a new branch. Additional branches are often opened within a territory previously served by another branch, such as within major cities, as the volume of business in a particular area warrants opening a separate branch. A modest amount of capital is required to open a new branch, usually involving a lease for a small amount of office space, communications and hardware, and often employee compensation guaranties for a short time. We have also augmented our growth through selective acquisitions.

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

All of our managers and certain other employees who have significant responsibilities are eligible to participate in our amended 1997 Omnibus Stock Plan. To promote long-term share ownership, in 2004, 577 employees were awarded a total of 149,058 restricted stock units or shares. In 2003, 656 employees were awarded a total of 866,025 restricted stock units or shares. Employees at all levels, after a qualifying period of employment, are eligible to participate in our Employee Stock Purchase Plan.

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

Executive Officers

Under our decentralized business structure, branch managers, while retaining autonomy for their branch performance, receive guidance and support from the executive officers at our central corporate office. Customers, carriers, managers, and employees have direct access to our chief executive officer, John Wiehoff, and all other executive officers. These executives provide training and education, develop new services and applications to be offered to customers, share operations and management guidance, and provide broad market analysis.

The executive officers serve at the discretion of the Board of Directors and are chosen annually by the Board of Directors. Below are the names, ages, and positions of the executive officers:

Name	Age	Position
John P. Wiehoff	43	chief executive officer, president and director
James E. Butts	49	vice president
Molly M. DuBois	34	director of branch operations
Linda U. Feuss	48	vice president, general counsel and secretary
Laura Gillund	44	vice president, human resources
James V. Larsen	51	vice president
James P. Lemke	37	vice president, produce
Chad M. Lindbloom	40	vice president and chief financial officer
Thomas K. Mahlke	33	corporate controller
Timothy P. Manning	40	vice president
Joseph J. Mulvehill	51	vice president, international
Christopher J. O’Brien	37	vice president
Paul A. Radunz	48	vice president and chief information officer
Troy A. Renner	39	treasurer and assistant secretary
Scott A. Satterlee	36	vice president
Mark A. Walker	47	vice president
Steven M. Weiby	38	vice president

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

James E. Butts has been a vice president and officer of C.H. Robinson since April 2002. Previous positions with the company include transportation manager at the Chicago South and Detroit branches. Jim has been with C.H. Robinson since 1978, and holds a Bachelor of Arts degree from Wayne State University.

Molly M. DuBois has been a director of branch operations since March 2003. Previous positions with C.H. Robinson include transportation manager at a customer-specific branch office and manager of branch operations. Molly joined the company in 1992. Molly holds a Bachelor of Science degree from Winona State University.

Linda U. Feuss joined C.H. Robinson in October 2003 as vice president, general counsel and secretary. Before joining the company, she was executive vice president, legal and human resources, for PEMSTAR Inc. Prior to that, she had served as vice president and general counsel at The Pillsbury Company, and associate general counsel of Siemens Corporation. Linda holds a Bachelor of Arts degree from Colgate University and a Juris Doctor from Emory University.

Laura Gillund joined C.H. Robinson in August 2002. Before coming to C.H. Robinson, she was the senior vice president of human resources at Wells Fargo Home Mortgage, Inc. for seven years. Laura holds a Bachelor of Arts degree in International Relations from the University of Minnesota and a Masters degree in Industrial Relations from the University of Minnesota.

James V. Larsen has been a vice president since July 1999. Prior to that, he was an executive of Preferred Translocation Systems, which he founded in 1986 and which was acquired by C.H. Robinson in July 1998. He served as vice president of sales and later as president of Preferred Translocation Systems.

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

Thomas K. Mahlke has been corporate controller of C.H. Robinson since December 1999. Tom joined the company in November 1997 as accounting manager. Prior to that, he was employed as a supervisory senior accountant by Arthur Andersen LLP. Tom holds a Bachelor of Accountancy degree from the University of North Dakota.

Timothy P. Manning has been a vice president since December 1999. Previous positions with C.H. Robinson include transportation manager in the St. Louis branch office, and in October 1998, Tim was named director of operations. Tim joined the company in 1989. Tim holds a Bachelor of Science degree from the University of Minnesota.

Joseph J. Mulvehill has been vice president, international since 1998. Previous positions with the C.H. Robinson include manager of the Miami branch office from 1982 to 1998. Joe joined the company in 1975, and holds a Bachelor of Arts degree from the University of St. Thomas.

Christopher J. O’Brien has been a vice president since May 2003. Previous positions with the C.H. Robinson include manager of the Raleigh, North Carolina branch, general manager and later president of the company’s European division. Chris joined the company in 1993. He holds a Bachelor of Arts degree from Alma College in Michigan.

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

Mark A. Walker has been a vice president since December 1999. Additional positions with C.H. Robinson include chief information officer from December 1999 to October 2001, president of T-Chek Systems LLC, and president of Payment & Logistics Services LLC. Mark joined the company in 1980. Mark holds a Bachelor of Science degree from Iowa State University and a Masters of Business Administration from the University of St. Thomas.

Steven M. Weiby has been a vice president since January 2003. Additional positions with C.H. Robinson include director of business development and manager of the Hartford office. Steve joined the company in 1988. Steve holds a Bachelor of Arts degree from Carleton College and a Masters of Business Administration from the University of Connecticut.

Employees

As of December 31, 2004, we had a total of 4,806 employees, of whom 4,215 were located in our branch offices. Services such as accounting, information systems, legal, marketing communications, human resources, credit and claims management are supported centrally. We believe that our compensation and benefit plans are among the most competitive in the industry.

Customers and Marketing

We seek to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing them with a full range of logistics services. During 2004, we served over 18,000 customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries. During 2004, no customer accounted for more than 8% of gross revenues or 4% of gross profits. In recent years, we have grown by adding new customers and by increasing our volumes with, and providing more services to, our existing customers.

We believe that our decentralized structure enables our salespeople to better serve our customers by developing a broad knowledge of logistics and local and regional market conditions, as well as the specific logistics issues facing individual customers. With the guidance of experienced branch managers (who have an average tenure of 11 years with us), branches are given significant latitude to pursue opportunities and to commit our resources to serve our customers.

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

Relationships with Carriers

We continually work on establishing relationships with good carriers to assure dependable services, favorable pricing, and carrier availability during peak shipping periods and periods when demand for transportation equipment is greater than the supply. To strengthen and maintain our relationships with carriers, our salespeople regularly communicate with carriers serving their region and try to assist them by increasing their equipment utilization, reducing their empty miles, and repositioning their equipment. To make it easier for carriers to work with us, we have a policy of prompt payment and offer payment within 48 hours in exchange for a discount.

As of December 31, 2004, we had qualified approximately 35,000 motor carriers worldwide. These motor carriers provide access to temperature controlled vans, dry vans and flatbeds. These carriers are of all sizes, including owner-operators of a single truck, small and mid-size fleets, private fleets and the largest national trucking companies. Consequently, we are not dependent on any one carrier. Our largest truckload carrier was less than 2% of our total purchased truckload cost in 2004. We qualify each motor carrier to make sure it is properly licensed and insured, and that it has the resources to provide the necessary level of service on a dependable basis. Our motor carrier contracts require that the carrier issue invoices only to and accept payment solely from us, and allow us to withhold payment to satisfy previous claims or shortages. To fulfill regulatory requirements, our motor carrier contracts commit to a series of three shipments and an initial transportation rate. Our standard contracts do not include volume commitments, and the initial contract rate is modified each time we confirm an individual load with a carrier. As of December 31, 2004, we also had intermodal marketing contracts with several railroads, including all of the major North American railroads, giving us access to additional trailers and containers. Our contracts with railroads specify the transportation services and payment terms by which our intermodal shipments are transported by rail. Intermodal transportation rates are typically negotiated between us and the railroad on a customer-specific basis. Because we don’t own any transportation equipment or employ the people directly involved with the delivery of our customers freight, these relationships are critical to our success and we are reliant on them to provide us with information regarding the status of shipments during transit and upon delivery. Delays in these communications could cause us to record transactions late because we recognize revenue when we know our services are completed. We have developed systems and controls to make these status updates as efficient and timely as possible for us and the carrier.

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

We often compete with respect to price, scope of services, or a combination thereof, but believe that our most significant competitive advantages are:

•	our large decentralized branch network, which enables our salespersons to gain broad knowledge about individual customers, carriers and the local and regional markets they serve, and to provide superior customer service based on that knowledge,

•	our 35,000 carrier relationships

•	our proprietary information systems,

•	our ability to provide a broad range of logistics services, and

•	our ability to provide door-to-door services on a worldwide basis.

Communications and Information Systems

Our information systems are essential to our ability to efficiently communicate, service our customers and carriers, and manage our business. Our proprietary information systems help our employees efficiently manage more than 3.8 million shipments annually and 35,000 carrier relationships. Our employees are linked with each other and with our customers and our carriers by telephone, fax, Internet, e-mail, and/or EDI to communicate load requirements and availability, and to confirm and bill orders. Through our Internet sites CHRWonline.com and CHRWtrucks.com, customers and carriers can contract loads or equipment and track and trace shipments, including delivery confirmation. Customers and carriers also have access to other information in our operating systems through the Internet.

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

Government Regulation

The transportation industry has been subject to legislative and regulatory changes that have affected the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. For example, in 2004 the U.S. Department of Transportation Federal Motor Carrier Safety Administration issued new Hours of Service regulations that affect many of our suppliers. We do not believe that these new regulations have had a material impact on our business and we cannot predict the effect, if any, that future legislative and regulatory changes may have on the transportation industry.

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

Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, some loads for which we arrange transportation may be subject to licensing, registration or permit requirements. We generally rely on the carrier transporting the load to ensure compliance with these types of requirements. We, along with the carriers that we rely on in arranging transportation services for our customers, are also subject to a variety of federal and state safety and environmental regulations. Although compliance with the regulations governing licensees in these areas has not had a materially adverse effect on our operations or financial condition in the past, there can be no assurance that such regulations or changes thereto will not adversely impact our operations in the future. Violation of these regulations could also subject us to fines as well as increased claims liability.

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

We maintain a broad cargo liability insurance policy to protect us against catastrophic losses that may not be recovered from the responsible carrier. We also carry various liability insurance policies, including auto and general liability, with a $100 million umbrella. Our contingent auto liability coverage has a retention of $5 million per incident.

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

When used in this Form 10-K and in our other filings with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of any of our executive officers, the words or phrases “believes,” “may,” “could,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.

We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as market demand and pressures on the pricing for our services; changing market conditions, competition and growth rates within the third party logistics industry; availability of truck capacity or alternative means of transporting freight, and changes in relationships with existing truck, rail, ocean and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to integrate the operations of acquired companies with our historic operations successfully; changes in accounting policies; risks associated with litigation and insurance coverage; risks associated with operations outside of the U.S.; changing economic conditions such as general economic slowdown, decreased consumer confidence, fuel shortages and the impact of war on the economy; and other risks and uncertainties, including those described below.

You should consider carefully the following cautionary statements if you own our common stock or are planning to buy our common stock. We intend to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) by providing this discussion. We are not undertaking to address or update each factor in future filings or communications regarding our business or results except to the extent required by law.

Risk Factors

Demand for our services may decrease during an economic recession. The transportation industry historically has experienced cyclical financial results as a result of economic recession, the business cycles of our customers, fuel shortages, price hikes by carriers, interest rate fluctuations, and other economic factors beyond our control. Carriers can be expected to charge higher prices to cover higher operating expenses, and our net revenues and income from operations may decrease if we are unable to pass through to our customers the full amount of higher transportation costs. If economic recession or a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, particularly among certain national retailers or in the food, beverage or printing industries, our operating results could also be adversely affected.

We depend upon others to provide equipment and services. We do not own or control the transportation assets that deliver our customers freight and we do not employ the people directly involved in delivering the freight. We are dependent on independent third parties to provide truck, rail, ocean and air services and to report certain events to us including delivery information and freight claims. This reliance could cause delays in reporting certain events, including recognizing revenue and claims. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control including:

•	equipment shortages in the transportation industry, particularly among truckload carriers,

•	interruptions in service or stoppages in transportation as a result of labor disputes

•	changes in regulations impacting transportation including the 2004 changes to Hours of Service regulations

•	unanticipated changes in transportation rates.

Our international business raises additional difficulties. We provide services within and between continents on an increasing basis. Our business outside of the United States is subject to various risks, including:

•	changes in economic and political conditions and in governmental policies,

•	changes in an compliance with international and domestic laws and regulations,

•	wars, civil unrest, acts of terrorism and other conflicts,

•	natural disasters,

•	changes in tariffs, trade restrictions, trade agreements and taxations,

•	difficulties in managing or overseeing foreign operations,

•	limitations on the repatriation of funds because of foreign exchange controls,

•	different liability standards, and

•	intellectual property laws of countries which do not protect our intellectual property rights to the same extent as the laws of the United States.

The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region.

As we expand our business in foreign countries we will expose the Company to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have no control over these risks, and if we do not correctly anticipate changes in international economic and political conditions, we may not alter our business practices in time to avoid adverse effects.

Our ability to hire additional people is important to the continued growth of our business. Our continued success depends upon our ability to attract and retain a large group of motivated salespersons and other logistics professionals. Our growth may be limited if we cannot recruit and retain a sufficient number of people. We cannot assure you that we will be able to continue to hire and retain a sufficient number of qualified personnel. Because of our comprehensive employee training program, our employees are attractive targets for new and existing competitors. Our rapid expansion of operations has placed added demands on our management. Continued expansion depends in large part on our ability to develop successful employees into managers.

We are reliant on technology to operate our business. We have internally developed the majority of our operating systems. Our continued success is dependent on our systems continuing to operate and to meet the changing needs of our customers. We are reliant on our technology staff to successfully implement changes to our operating systems in an efficient manner. Computer viruses could cause an interruption to the availability of our systems. Unauthorized access to our systems with malicious intent could result in the theft of proprietary information and in systems outages. An unplanned systems outage or unauthorized access to our systems could materially and adversely affect our business.

Because we manage our business on a decentralized basis, our operations may be materially adversely affected by inconsistent management practices. We manage our business on a decentralized basis through a network of branch offices throughout North America, South America, Europe and Asia, supported by executives and services in a central corporate office, with branch management retaining responsibility for day-to-day operations, profitability, personnel decisions and the growth of the business in their branch. Our decentralized operating strategy can make it difficult for us to implement strategic decisions and coordinated procedures throughout our global operations. In addition, certain of our branches operate with management, sales and support personnel that may be insufficient to support growth in their respective branch without significant central oversight and coordination. Our decentralized operating strategy could result in inconsistent management practices and materially and adversely affect our overall profitability and expose us to litigation.

We face substantial industry competition. Competition in the transportation services industry is intense and broad based. We compete against other non-asset based logistics companies as well as logistics companies that own their own equipment, third party freight brokers, Internet matching services and Internet freight brokers, and carriers offering logistics services. We also compete against carriers’ internal sales forces and shippers’ transportation departments. We often buy and sell transportation services from and to many of our competitors. Historically, competition has created downward pressure on freight rates, and continued rate pressure may adversely affect our gross profit and income from operations.

Our earnings may be affected by seasonal changes in the transportation industry. Results of operations for our industry generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. In recent years, our operating income and earnings have been lower in the first quarter than in the other three quarters. Although seasonal changes in the transportation industry have not had a significant impact on our cash flow or results of operations, we expect this trend to continue and we cannot assure you that it will not adversely impact us in the future.

We are subject to claims arising from our transportation operations. We use the services of thousands of transportation companies and their drivers in connection with our transportation operations. From time to time, these drivers are involved in accidents and the carrier may not have adequate insurance coverage. Although these drivers are not our employees and all of these drivers are employees, owner operators or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of insurance coverage, or may not be covered by insurance at all. In addition, our auto liability policy has a retention of $5 million per incident. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims, could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability.

Our sourcing business is dependent upon the supply and price of fresh produce. The supply and price of fresh produce is affected by government food safety regulation, growing conditions (such as drought, insects and disease), and other conditions over which we have no control. Commodity prices can be affected by shortages or overproduction and are often highly volatile. If we are unable to secure fresh produce to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently.

Sourcing and reselling fresh produce exposes us to possible product liability. Agricultural chemicals used on fresh produce are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Product recalls in the produce industry have been caused by concern about particular chemicals and alleged contamination, often leading to lawsuits brought by consumers of allegedly affected produce. Because we sell produce, we may have legal responsibility arising from the sale. While we are insured for up to $100 million for product liability claims, settlement of class action claims is often costly, and we cannot assure you that our liability coverage will be adequate and will continue to be available. If we have to recall produce, we may be required to bear the cost of repurchasing, transporting and destroying any allegedly contaminated product, which our insurance does not cover. Any recall or allegation of contamination could affect our reputation, particularly of our produce brand: The Fresh 1® or of our other licensed branded products. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.

Our business depends upon compliance with numerous government regulations. We are licensed by the U.S. Department of Transportation as a broker authorized to arrange for the transportation of general commodities by motor vehicle. We must comply with certain insurance and surety bond requirements to act in this capacity. We are also licensed by the Federal Maritime Commission as an ocean freight forwarder, which requires us to maintain a non-vessel operating common carrier bond. We are also licensed by the Bureau of U.S. Customs and Border Protection. We source fresh produce under a license issued by the U.S. Department of Agriculture. Our failure to comply with the laws and regulations applicable to entities holding these licenses could materially and adversely affect our results of operations or financial condition.

Legislative or regulatory changes can affect the economics of the transportation industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services. As part of our logistics services, we operate leased warehouse facilities. Our operations at these facilities include both warehousing and distribution services, and we are subject to various federal and state environmental, work safety and hazardous materials regulations. We may experience an increase in operating costs, such as costs for security, as a result of governmental regulations that have been and will be adopted in response to terrorist activities and potential terrorist activities. No assurances can be given that we will be able to pass these increased costs on to our customers in the form of rate increases or surcharges.

We cannot predict what impact future regulations may have on our business. Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating permits and licenses.

We derive a significant portion of our gross revenues and gross profit from our largest clients. The sudden loss many of our major clients could materially and adversely affect our operating results.

We may be unable to identify or complete suitable acquisitions and investments. We may acquire or make investments in complementary businesses, products, services or technologies. We cannot assure you that we will be able to identify suitable acquisitions or investment candidates. Even if we identify suitable candidates, we cannot assure you that we will be able to make acquisitions or investments on commercially acceptable terms, if at all. If we acquire a company, we may have difficulty integrating its businesses, products, services, technologies and personnel into our operations. Acquired companies or operations may have unexpected liabilities, and we may face challenges in retaining significant customers of acquired companies. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our results of operations. In addition, we may incur debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of any equity securities could be dilutive to our stockholders.

Our growth and profitability may not continue, which may result in a decrease in our stock price. Historically, our long-term growth objective has been 15% for both gross profits, operating income, and earnings per share. There can be no assurance that our long-term growth objective will be achieved or that we will be able to effectively adapt our management, administrative and operational systems to respond to any future growth. We can provide no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic or political conditions. Slower or less profitable growth or losses could adversely affect our stock price.

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

Nearly all of our branch offices are leased from third parties under leases with initial terms ranging from three to ten years. On January 29, 2004, we purchased an office building in Chicago, Illinois for $9.5 million. This building has approximately 80,000 square feet of office space. This building replaced the leased space we previously occupied in Chicago. Our Chicago branch moved into this building in late February, 2005. Our branch offices range in space from 1,000 to 80,000 square feet. The following table lists our largest U.S. locations:

City/State	Approximate Square Feet
Eden Prairie, MN	98,000
Chicago, IL	80,000
Coralville, IA	19,182
Southfield, MI	18,464
Chicago, IL	14,192
Willowbrook, IL	11,352
Oak Brook, IL	10,749
Atlanta, GA	10,693
Elk Grove Village, IL	10,063
Phoenix, AZ	10,000
Tampa, FL	8,721
Plano, TX	8,276
Paulsboro, NJ	7,979
Knoxville, TN	7,733
Brooklyn Center, MN	7,615
Cordova, TN	7,276
Grand Rapids, MI	7,074
Richardson, TX	6,512
Miami, FL	6,292

We also lease approximately 360,000 square feet of warehouse space throughout the United States. The following table lists our largest warehouses:

City/State	Approximate Square Feet
Bollingbrook, IL	139,000
Rochester, NY	71,000
La Vergne, TN	62,000
Medley, FL	53,500

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

Also as first reported in our Form 10-Q for the quarter ended September 30, 2002, on November 7, 2002, we were named as a defendant in a lawsuit filed in the United States District Court for the District of Minnesota by former employees of the company. The lawsuit alleges systematic failure by the company to pay for overtime hours worked by our male employees under the federal Fair Labor Standards Act. The suit seeks payment of the overtime wages earned, as well as double damages and other relief, on behalf of the plaintiffs and potential collective members who join in the lawsuit. We deny all allegations and are vigorously defending the suit. Currently, the amount of any possible loss to the company cannot be estimated; however, an unfavorable result could have a material adverse effect on our financial condition, results of operations, and cash flows.

We currently are not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition, results of operations, and cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth, for the periods indicated, the high and low sales prices of our Common Stock, as quoted on the NASDAQ National Market.

2004	Low	High
Fourth Quarter	$45.57	$56.39
Third Quarter	41.14	46.75
Second Quarter	38.87	46.17
First Quarter	36.60	41.55

2003	Low	High
Fourth Quarter	$36.72	$43.00
Third Quarter	34.51	41.00
Second Quarter	32.01	38.76
First Quarter	27.00	34.49

On March 4, 2005, the closing sales price per share of our Common Stock as quoted on the NASDAQ National Market was $54.26 per share. On March 4, 2005, there were approximately 337 holders of record and approximately 15,000 beneficial owners of our Common Stock.

In conjunction with our initial public offering, our Board of Directors authorized a stock repurchase plan under which up to 2,000,000 shares of our Common Stock may be repurchased from time to time through open market transactions, block purchases, tender offers, private transactions, accelerated share repurchase programs or otherwise. There are no shares remaining to be purchased under this plan. During 1999, the Board of Directors authorized a second stock repurchase plan, allowing for the repurchase of 4,000,000 shares. We purchased approximately 648,800 shares of our Common Stock in 2004 under this plan. We intend to fund any future repurchases with internally generated funds.

We declared quarterly dividends during 2003 for an aggregate of $0.36 per share, and quarterly dividends during 2004 for an aggregate of $0.51 per share. We have declared a quarterly dividend of $0.15 per share payable to shareholders of record as of March 11, 2005, payable on April 1, 2005. Our declaration of dividends is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon our results of operations, capital requirements and financial condition, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or continue to pay dividends on the shares of Common Stock in the future.

Participants in the Robinson Companies Retirement Plan may, among other investment options, elect to invest their contributions and our matching contributions in shares of our Common Stock. When plan participants elect to invest plan contributions in shares of our Common Stock, the plan trustee, American Express, purchases shares of our Common Stock on the open market and holds those shares beneficially for plan participants. During the quarter ended December 31, 2004, plan participants elected to invest plan contributions in a total of approximately 6,650 shares of our Common Stock having an approximate aggregate purchase price of $334,000. Because participants may elect to invest plan contributions in shares of our Common Stock, the plan is required to be registered under the Securities Act of 1933. There is no exemption from registration under the Securities Act available for the plan. On November 12, 2003, we registered the plan pursuant to a Form S-8 filed with the Securities and Exchange Commission.

The following table provides information about purchases by the company during the quarter ended December 31, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/01/04-10/31/04	12,000	$53.39	12,000	3,369,900
11/01/04- 11/30/04	84,000	53.32	84,000	3,285,900
12/01/04- 12/31/04	92,000	54.79	92,000	3,193,900

Total:	188,000	$54.04	188,000	3,193,900

(1)	We repurchased an aggregate of 188,000 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February 1999 (the “Program”).

(2)	Our board of directors approved the repurchase by us of up to an aggregate of 4,000,000 shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 6.	SELECTED FINANCIAL DATA

Selected consolidated financial and operating data on page 13 of the Annual Report is incorporated in this Form 10-K by reference. This information is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis on pages 14 through 22 of the Annual Report is incorporated in this Form 10-K by reference. This section is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about Market Risk on page 23 of the Annual Report is incorporated in this Form 10-K by reference. This section is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto on pages 24 through 41 of the Annual Report are incorporated in this Form 10-K by reference. These financial statements are also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 2003 and 2004, and through the date of this report, there were no disagreements with the independent public accountants on accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

(b)	Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, directors, and all other company employees performing similar functions. This code of ethics, which is one of several policies within our Corporate Compliance Program, is posted on the Investors page of our website at www.chrobinson.com under the caption “Corporate Compliance Program Reference Tool”.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Equity Compensation Plans

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders[1]	3,846,276	$24.36	5,960,992
Equity compensation plans not approved by security holders	—	—	—
Total	3,846,276	$24.36	5,960,992

1	Includes stock available for issuance under our Directors’ Stock Plan and our Employee Stock Purchase Plan, as well as options and restricted stock granted and shares that may become subject of future awards under our 1997 Omnibus Stock Plan. Specifically, 31,816 shares remain available under our Directors’ Stock Plan and 3,086,299 shares remain available under our Employee Stock Purchase Plan. Under our 1997 Omnibus Stock Plan, 2,842,877 shares may become subject of future awards in the form of stock option grants or the issuance of restricted stock.

(b)	Security Ownership

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

Our consolidated financial statements listed below on pages 24 through 41 of the Annual Report are incorporated in this Form 10-K by reference. These financial statements are included in Exhibit 13 to this Form 10-K, as filed with the SEC.

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Stockholders’ Investment for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

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

See Exhibit Index on page 23 for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document. We will furnish to a security holder upon request a copy of any Exhibit at cost.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

Report on Form 8-K, dated October 19, 2004, filed in connection with our release of earnings for the three months ended September 30, 2004.

(c)	See Item 15(a)(3) above.

(d)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on March 15, 2005.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Linda U. Feuss
Linda U. Feuss
Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2005.

Signature	Title

/s/ John P. Wiehoff John P. Wiehoff	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Chad M. Lindbloom Chad M. Lindbloom	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Thomas K. Mahlke Thomas K. Mahlke	Corporate Controller (Principal Accounting Officer)

* D.R. Verdoorn	Chairman of the Board

* ReBecca Koenig Roloff	Director

* Robert Ezrilov	Director

* Gerald A. Schwalbach	Director

* Wayne M. Fortun	Director

* Brian P. Short	Director

* Michael W. Wickham	Director

* By:	/s/ Linda U. Feuss
Linda U. Feuss
Attorney-in-Fact

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

C.H. Robinson Worldwide, Inc.

Eden Prairie, Minnesota

We have audited the consolidated financial statements of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of and for the years ended December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 11, 2005 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation), such consolidated financial statements and reports are included in your 2004 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 11, 2005

C.H. Robinson Worldwide, Inc.

Schedule II. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

The transactions in the allowance for doubtful accounts for the years ended December 31, 2004, 2003, and 2002 were as follows (in thousands):

	December 31, 2004	December 31, 2003	December 31, 2002
Balance, beginning of year	$23,569	$24,155	$23,011
Provision	8,823	5,180	5,807
Write-offs	(7,188)	(5,766)	(4,663)

Balance, end of year	$25,204	$23,569	$24,155

Index to Exhibits

Number	Description

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.1	Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.2	Rights Agreement between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota, N.A.) (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.1	1997 Omnibus Stock Plan (as amended May 1, 2001) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

†10.2	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.3	C.H. Robinson Worldwide, Inc. Directors’ Stock Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

*10.4	Form of Management Employment and Noncompetition Agreement

10.5	Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

10.6	Keep-Well Agreement, dated August 19, 1994, between C.H. Robinson, Inc., Wagonmaster Transportation Company and AT&T Commercial Finance Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.7	Management Bonus Plan (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.8	Asset Purchase Agreement dated November 18, 1999, by and among the Company, C.H. Robinson Company, American Backhaulers, Inc., Paul L. Loeb, the Paul L. Loeb Family Trust and the Jodi Sue Loeb Family Trust (Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K dated December 28, 1999)

†10.9	Robinson Companies Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-47080)

10.10	Robinson Companies Nonqualified Deferred Compensation Plan Trust Agreement, dated January 1, 2001, by and between C. H. Robinson Worldwide, Inc. and American Express Trust Company (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

†10.11	Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C. H. Robinson Worldwide, Inc. and John P. Wiehoff (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

†*10.12	Form of Restricted Stock Award for U.S. Managerial Employees

*13	Selected pages of the Company’s Annual Report to Stockholders for the year ended December 31, 32004

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*24	Powers of Attorney

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report

*	Filed herewith