Form 10-Q
period 2005-03-31
C H ROBINSON WORLDWIDE INC
filed 2005-05-10
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of May 2, 2005, the number of outstanding shares of the registrant’s common stock was 85,625,757.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$125,236	$166,476
Available-for-sale securities	122,174	121,600
Receivables, net of allowance for doubtful accounts of $25,481 and $25,204	599,784	544,274
Deferred tax asset	9,068	8,180
Prepaid expenses and other	8,829	5,457

Total current assets	865,091	845,987

PROPERTY AND EQUIPMENT, net	57,178	51,122
GOODWILL, net	203,623	171,202
INTANGIBLE AND OTHER ASSETS, net	30,812	12,385

Total assets	$1,156,704	$1,080,696

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable and outstanding checks	$399,391	$358,929
Accrued expenses – Compensation and profit-sharing contribution	29,394	60,261
Income taxes and other	50,015	33,629

Total current liabilities	478,800	452,819

LONG TERM LIABILITIES:
Deferred tax liability	6,218	4,153
Non-qualified deferred compensation obligation	3,119	2,868

Total liabilities	488,137	459,840

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 130,000 shares authorized; 85,996 and 85,805 shares issued, 85,595 and 85,240 shares outstanding	8,559	8,524
Additional paid-in capital	178,757	172,011
Retained earnings	527,313	498,406
Deferred compensation	(27,955)	(34,241)
Cumulative other comprehensive income	845	1,608
Treasury stock at cost (401 and 565 shares)	(18,952)	(25,452)

Total stockholders’ investment	668,567	620,856

Total liabilities and stockholders’ investment	$1,156,704	$1,080,696

The accompanying notes are an integral part of these condensed consolidated balance sheets.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31
	2005	2004
GROSS REVENUES
Transportation	$999,936	$772,449
Sourcing	206,109	166,243
Information Services	8,895	7,918

Total gross revenues	1,214,940	946,610
COST OF TRANSPORTATION, PRODUCTS AND HANDLING
Transportation	826,090	642,609
Sourcing	189,468	154,417

Total cost of transportation, products and handling	1,015,558	797,026

GROSS PROFITS	199,382	149,584
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Personnel expenses	100,929	77,574
Other selling, general, and administrative expenses	30,661	24,839

Total selling, general, and administrative expenses	131,590	102,413

INCOME FROM OPERATIONS	67,792	47,171
INVESTMENT AND OTHER INCOME
Interest income and other	1,014	587
Non-qualified deferred compensation investment gain	117	70

Total investment and other income	1,131	657

INCOME BEFORE PROVISION FOR INCOME TAXES	68,923	47,828
PROVISION FOR INCOME TAXES	27,147	18,756

NET INCOME	41,776	29,072
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(755)	(702)

COMPREHENSIVE INCOME	$41,021	$28,370

BASIC NET INCOME PER SHARE	$0.49	$0.34

DILUTED NET INCOME PER SHARE	$0.48	$0.34

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	84,938	84,621
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	2,128	1,793

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	87,066	86,414

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$41,776	$29,072
Adjustments to reconcile net income to net cash provided by operating activities–
Depreciation and amortization	3,883	2,634
Provision for doubtful accounts	2,015	2,659
Stock-based compensation	6,572	4,625
Other non-cash expenses	2,077	898
Changes in operating elements–
Receivables	(38,091)	(14,968)
Prepaid expenses and other	(2,418)	(3,325)
Accounts payable	22,120	4,302
Accrued compensation and profit sharing contribution	(30,867)	(26,157)
Accrued income taxes and other	17,447	14,734

Net cash provided by operating activities	24,514	14,474

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(8,505)	(11,625)
Purchases of available-for-sale securities	(8,771)	(20,890)
Sales/maturities of available-for-sale securities	8,204	20,772
Cash paid for acquisitions, net	(43,590)	(7,302)
Other	(1,185)	24

Net cash used for investing activities	(53,847)	(19,021)

FINANCING ACTIVITIES:
Proceeds from stock issued for employee benefit plans	7,470	4,604
Repurchase of common stock	(5,775)	(3,970)
Cash dividends	(12,832)	(10,247)

Net cash used for financing activities	(11,137)	(9,613)

Effect of exchange rates on cash	(770)	(725)

Net decrease in cash and cash equivalents	(41,240)	(14,885)

CASH AND CASH EQUIVALENTS, beginning of period	166,476	123,413

CASH AND CASH EQUIVALENTS, end of period	$125,236	$108,528

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the Company,” “we,” “us,” or “our”) is a global provider of multimodal transportation services and logistics solutions through a network of 178 branch offices operating in North America, South America, Europe, and Asia. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements. The condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2004.

2.	Acquisitions

On February 14, 2005, we acquired the ongoing operations and certain assets and assumed certain liabilities of three produce sourcing and marketing companies, FoodSource, Inc. and FoodSource Procurement, LLC (“FoodSource”) and Epic Roots, Inc. (“Epic Roots”). The three companies combined had gross revenues of approximately $270 million in 2004.

We paid approximately $42.5 million in cash and $10.4 million (approximately 195,000 shares) in C.H. Robinson Worldwide, Inc. common stock for the three entities. In addition, there are contingent additional cash payments to the sellers over a 3 year period based on the results of the acquired business up to a predetermined maximum amount.

The companies provide a variety of produce sourcing and distribution services including produce procurement, contract management, private label brand management, new item development, merchandising, packaging, and transportation of produce.

The results reported in this quarterly report include those of FoodSource and Epic Roots for the period February 15, 2005 through March 31, 2005. The acquisition added approximately $0.01 to our diluted earnings per share for the first quarter.

3.	Goodwill and Intangible Assets

A summary of our intangible assets as of March 31, 2005 is as follows (in thousands):

	Unamortizable intangible assets	Amortizable intangible assets
Gross	$218,388	$24,116
Accumulated amortization	(11,929)	(3,813)

Net	$206,459	$20,303

The change in the carrying amount of goodwill for the period ended March 31, 2005 is as follows (in thousands):

Balance December 31, 2004	$171,202
Goodwill associated with acquisitions	32,421

Balance March 31, 2005	$203,623

The change in the carrying amount of amortizable intangible assets for the period ended March 31, 2005 is as follows (in thousands):

Balance December 31, 2004	$2,852
Intangible assets associated with acquisitions	18,060
Amortization expense	(609)

Balance March 31, 2005	$20,303

Amortization expense for the three months ended March 31, 2005 for other intangible assets was $609,000. Estimated amortization expense for each of the 5 succeeding fiscal years based on the intangible assets at March 31, 2005 is as follows:

Remainder of 2005	$3,245,000
2006	4,330,000
2007	4,168,000
2008	4,156,000
2009	3,951,000
Thereafter	453,000

4.	Litigation

During 2002, we were named as a defendant in two lawsuits by a number of present and former employees. The first lawsuit, brought by a group of 14 current and former female employees, alleges gender discrimination, including hostile working environment, and violations of the Fair Labor Standards Act. The second lawsuit, brought by a group of 6 current and former male employees, alleges violations of the Fair Labor Standards Act. The plaintiffs in both lawsuits seek unspecified monetary and non-monetary damages and class action certification. On March 31, 2005, the judge issued an order denying class certification for the hostile working environment claims, and allowing class certification for the claims of gender discrimination in pay and promotion. This is a procedural step, and we continue to deny all allegations and vigorously defend the suits. The judge also granted our motions for summary judgment as to the hostile working environment claims of ten of the named plaintiffs, and dismissed those claims. We have insurance coverage for some of the claims asserted in the first lawsuit. Currently, the amount of any possible loss to us cannot be estimated; however, an unfavorable result could have a material adverse effect on our consolidated financial statements.

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

Forward-looking Information

Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events and by their nature involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in market demand and pricing for our services, the impact of competition, changes in relationships with our customers, freight levels and our ability to source capacity to transport freight, our ability to source produce, the risks associated with litigation and insurance coverage, our ability to integrate acquisitions, the impacts of war, the risks associated with operations outside the United States, and changing economic conditions. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in the Business Description of our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004 filed on March 15, 2005.

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

We added 2 new branches during the first quarter of 2005. We are planning to open another 5 to 6 branches in 2005. Because we usually start small and open new offices with only two or three employees, we don’t expect them to make a material contribution to our financial results in the first few years of their operation. We believe building local customer and carrier relationships has been an important part of our success. Acquisitions that fit our growth criteria and culture may also augment our growth.

In February 2005, we acquired FoodSource and Epic Roots, which now operate as a branch. The revenues for these businesses are concentrated in their top customers. The success of the acquisitions is dependent on maintaining relationships with these customers.

We are a service company, and our continued success is dependent on our ability to continue to hire and retain talented, productive people. We grew by approximately 220 employees during the first quarter of 2005. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on the profitability of their branch. We believe this makes our sales employees more service-oriented, focused, and creative. In 2003, we implemented a new restricted stock program to better align our key employees with the interests of our shareholders, and to motivate and retain them for the long-term.

Since we became a publicly-traded company in 1997, our long-term compounded annual growth target has been 15 percent for gross profits, income from operations, and earnings per share. This goal was based on an analysis of our performance in the previous twenty years, during which our compounded annual growth rate was 15 percent. Our expectation has been that over time we will continue to achieve our target of 15 percent growth, but that we will have periods in which we exceed that goal, and periods in which we fall short. In the first quarter of 2005, we exceeded our long-term growth goal in gross profits, income from operations, net income, and earnings per share. Our gross profits grew 33.3 percent in the first quarter of 2005 over the first quarter of 2004. Our income from operations increased 43.7 percent in the first quarter of 2005 to $67.8 million, our net income increased 43.7 percent to $41.8 million, and our diluted earnings per share increased 41.2 percent to $0.48.

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

In 2004, the price of truckload transportation services charged by motor carriers increased significantly more than the rate of increase in prior years. The rate increases were driven by both increased operating costs for the carriers, including the price of fuel, insurance, and driver wages, and by pricing leverage as increased freight volumes drove an increase in the demand for capacity. The tight capacity conditions and higher rates created a very transactional, or spot market, transportation marketplace as shippers had to look for additional sources of capacity outside their planned transportation. While we have typically gained additional business due to these conditions, we have to be careful to manage our pricing correctly for both our spot and contractual business to preserve our gross profit margins in a volatile pricing environment.

In the first quarter of 2005, we experienced strong volume growth with significant freight demand consistent with the fourth quarter of 2004. The rate increases occurring in 2004 have remained in place during 2005, and we benefited from the seasonal decrease in our buy prices of truck transportation during the first quarter of 2005.

In our opinion this is a normal cyclical pattern in the truck transportation industry. As truck transportation rates increase, it becomes more lucrative to provide those services and new carriers and capacity enter the marketplace. Over time, the supply of capacity and the demand for that capacity will become more balanced. In that situation, the growth of our transactional business may slow or even decline. These cycles can change rapidly based on economic conditions and it is very difficult to predict when and at what pace that will happen.

Results of Operations

The following table sets forth our gross profit margins, or gross profit as a percentage of gross revenues, between services and products:

	Three Months Ended March 31,
	2005	2004
Transportation	17.4%	16.8%
Sourcing	8.1	7.1
Information Services	100.0	100.0

Total	16.4%	15.8%

The following table summarizes our gross profits by service line:

	Three Months Ended March 31,
	2005	2004	% change
Gross profits (in thousands)
Transportation:
Truck	$154,020	$112,956	36.4%
Intermodal	6,956	7,463	(6.8)
Ocean	5,660	4,333	30.6
Air	2,667	1,745	52.8
Miscellaneous	4,543	3,343	35.9

Total transportation	173,846	129,840	33.9

Sourcing	16,641	11,826	40.7
Information Services	8,895	7,918	12.3

Total	$199,382	$149,584	33.3%

The following table represents certain statement of operations data shown as percentages of our gross profits:

	Three Months Ended M arch 31,
	2005	2004
Gross profits	100.0%	100.0%
Selling, general, and administrative expenses
Personnel expenses	50.6	51.9
Other selling, general, and administrative expenses	15.4	16.6

Total selling, general, and administrative expenses	66.0	68.5

Income from operations	34.0	31.5
Investment and other income
Interest income and other	0.5	0.4
Non-qualified deferred compensation investment gain	0.1	0.0

Total investment and other income	0.6	0.4

Income before provision for income taxes	34.6	32.0
Provision for income taxes	13.6	12.5

Net income	21.0%	19.4%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues. Gross revenues for the three months ended March 31, 2005 were $1.2 billion, an increase of 28.3% over gross revenues of $946.6 million for the three months ended March 31, 2004. Gross profits for the three months ended March 31, 2005 were $199.4 million, an increase of 33.3% over gross profits of $149.6 million for the three months ended March 31, 2004. This was a result of an increase in Transportation gross profits of 33.9% to $173.8 million from $129.8 million in 2004, an increase in Sourcing gross profits of 40.7% to $16.6 million from $11.8 million in 2004, and an increase in Information Services gross profits of 12.3% to $8.9 million from $7.9 million in 2003.

For the first quarter, our gross profit margin increased to 16.4% in 2005 from 15.8% in 2004. Transportation gross profit margin increased slightly to 17.4% from 16.8%. Sourcing gross profit margin increased to 8.1% from 7.1%. Our Information Services business is a fee-based business, which generates 100% gross profit margin.

For the first quarter, Transportation gross profits increased 33.9% to $173.8 million from $129.8 million in 2004.

The increase in our truck transportation business of 36.4% was driven primarily by volume growth and an increase in gross profit margin in both truckload and less-than-truckload transactions. We expanded relationships with a diverse mix of existing and new customers. Our decentralized network of branch offices continues to be an advantage in gaining new, local accounts and enhancing our ability to service customers and carriers.

The Intermodal gross profits decline of 6.8% in the first quarter was the result of a decrease in volumes and a decrease in gross profit margins. Our volume and margins were impacted by increased costs, service lane eliminations, and regional service disruptions that continue to drive business back to truck service.

Our international ocean gross profits increased 30.6% this quarter compared to the first quarter of 2004. This growth includes the impacts of our June 2004 expansion into China and growth in volumes with several of our large international customers. We are continuing to broaden our relationships with existing customers to include international transportation and customs brokerage services.

Our air gross profits, which are primarily international, increased 52.8% in the first quarter of 2005. The significant growth in our air gross profits was primarily due to increased volumes with several large international customers.

Miscellaneous transportation gross profits consist of transportation management fees, customs brokerage fees, warehouse and cross-dock services, and other miscellaneous transportation related services. The increase of 35.9% in the first quarter was driven by an increase in volume of transportation management and customs brokerage transactions.

For the first quarter, Sourcing gross profits increased 40.7% to $16.6 million in 2005 from $11.8 million in 2004. Excluding the impact of the acquisitions of FoodSource and Epic Roots, announced on February 14, 2005, our internal growth rate of sourcing gross profits was 10 percent. We have continued to have success growing our business with retailers and foodservice providers. In 2004, volatile prices for certain produce items negatively impacted our margins. We have entered into more favorable arrangements with both suppliers and customers to reduce this volatility.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. For the first quarter, Information Services gross profits increased 12.3% to $8.9 million from $7.9 million in 2004, primarily due to transaction growth.

Personnel Expenses. Personnel expenses for the three months ended March 31, 2005 were $100.9 million, an increase of 30.1% over personnel expenses of $77.6 million for the three months ended March 31, 2004. Our consolidated headcount increased 18.9% to 5,029 since March 31, 2004. This increase includes 52 new hires as a result of the acquisition of FoodSource and Epic Roots. For the first quarter, personnel expense as a percentage of gross profits decreased to 50.6% in 2005 from 51.9% in 2004. Average gross profits per employee, a key measure of productivity, increased 13.0% in 2005 compared to 2004.

Other Selling, General, and Administrative Expenses. Other selling, general, and administrative expenses for the three months ended March 31, 2005 were $30.7 million, an increase of 23.4% from $24.8 million for the three months ended March 31, 2004. Operating expenses as a percentage of gross profits decreased for the first quarter of 2005 to 15.4% compared to 16.6% in 2004. While many of our expenses are variable, we historically gain leverage in periods of growth.

Income from Operations. Income from operations was $67.8 million for the three months ended March 31, 2005, an increase of 43.7% over $47.2 million for the three months ended March 31, 2004. The increase was driven by the increase in our gross profits. Income from operations as a percentage of gross profits was 34.0% and 31.5% for the three months ended March 31, 2005 and 2004.

Investment and Other Income. Interest and other income was $1.1 million for the three months ended March 31, 2005, an increase of 72.1% from $657,000 for the three months ended March 31, 2004. Our cash and investments as of March 31, 2005 increased $17.9 million from the balance as of March 31, 2004. The rates at which we earn interest have also increased since the first quarter of 2004.

Provision for Income Taxes. Our effective income tax rates were 39.4% and 39.2% for the three months ended March 31, 2005 and 2004. The effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit and non-deductible expenses attributable to incentive stock options.

Net Income. Net income was $41.8 million for the three months ended March 31, 2005, an increase of 43.7% over $29.1 million for the three months ended March 31, 2004. Basic net income per share increased by 44.1% to $0.49 from $0.34 per share in 2004. Diluted net income per share increased 41.2% to $0.48 from $0.34 per share in 2004.

Liquidity and Capital Resources

We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $125.2 million and $166.5 million as of March 31, 2005 and December 31, 2004. We also had available-for-sale securities of $122.2 million and $121.6 million on March 31, 2005 and December 31, 2004.

We generated $24.5 million and $14.5 million of cash flow from operations for the three months ended March 31, 2005 and 2004. The increase in cash flows from operations of $10.0 million is due to an increase of $12.7 million in net income offset by an increase in our working capital. Our accounts receivable has increased proportionately with our gross revenues, but our accounts payable has not increased at the same rate.

We used $53.8 million and $19.0 million of cash and cash equivalents for investing activities for the three months ended March 31, 2005 and 2004. For the three months ended March 31, 2005 and 2004, we purchased $8.5 million and $11.6 million of property and equipment. In February 2005, we acquired ongoing operations and certain assets of three produce sourcing and marketing companies, FoodSource, Inc. and FoodSource Procurement LLC and Epic Roots, Inc. for $42.5 million.

We used $11.1 million and $9.6 million of cash and cash equivalents for financing activities for the three months ended March 31, 2005 and 2004, primarily to pay quarterly cash dividends and to repurchase common stock. We declared a $0.15 per share dividend payable to shareholders of record as of March 11, 2005, that was paid on April 1, 2005.

We have 3 million Euros available under a line of credit at an interest rate of Euribor plus 45 basis points (2.56% at March 31, 2005). This discretionary line of credit has no expiration date. As of March 31, 2005 and 2004, we had no outstanding balance on this facility. Our credit agreement contains certain financial covenants, but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of March 31, 2005.

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

Critical Accounting Policies

Our consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2004, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of our critical accounting policies and estimates.

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

VALUATIONS FOR ACCOUNTS RECEIVABLE. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $25.5 million as of March 31, 2005, increased 1.1% compared to the allowance of $25.2 million as of December 31, 2004. Net accounts receivable for that same period increased 10.2%. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

GOODWILL. We manage and report our operations as one operating segment. Our branches represent a series of homogenous reporting units that are aggregated for the purpose of analyzing goodwill for impairment, thus goodwill is evaluated for impairment on an enterprise wide basis. There is no indication of goodwill impairment at March 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had approximately $247.4 million of cash and investments on March 31, 2005, consisting of $125.2 million of cash and cash equivalents and $122.2 million of available-for-sale securities. The cash equivalents are money market securities and high quality bonds from domestic issuers. All of our available-for-sale securities are high-quality bonds. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investments.

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

There were no changes that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting except that we have excluded the business acquired during the quarter.

As described more fully in Note 2 to the consolidated financial statements, the company acquired FoodSource and Epic Roots during the first quarter of 2005. The Company has not fully evaluated any changes in internal control over financial reporting associated with the acquisition and therefore any material changes that may result from the acquisition have not been disclosed in this report. We intend to disclose all material changes resulting from the acquisition within or prior to the time our first annual assessment of internal control over financial reporting that is required to include these entities. The companies combined had gross revenues of approximately $270 million in 2004. The results reported in this quarterly report include those of the three companies for the period February 15, 2005 through March 31, 2005. The acquisition added approximately $0.01 to our diluted earnings per share for the quarter.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

As first reported in our Form 10-Q for the quarter ended September 30, 2002, on October 2, 2002, C.H. Robinson was named as a defendant in a lawsuit filed in the United States District Court for the District of Minnesota by a number of present and former female employees of the company. The lawsuit alleges a hostile working environment, unequal pay, promotions and opportunities for women, and failure to pay overtime. The plaintiffs seek unspecified monetary and non-monetary damages and class action certification. On March 31, 2005, the judge issued an order denying class certification for the hostile working environment claims, and allowing class certification for the claims of gender discrimination in pay and promotion. This is a procedural step, and we continue to deny all allegations and vigorously defend the suit. The judge also granted our motions for summary judgment as to the hostile working environment claims of ten of the named plaintiffs, and dismissed those claims. We have insurance coverage for some of the claims asserted in the lawsuit. Currently, the amount of any possible loss to the company cannot be estimated; however, an unfavorable result could have a material adverse effect.

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

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the company during the quarter ended March 31, 2005 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/05-03/31/05	—	—	—	3,193,900
02/01/05-02/28/05	16,000	53.29	16,000	3,177,000
03/01/05-03/31/05	92,000	53.51	92,000	3,085,000

Total:	108,000	53.48	108,000	3,085,000

(1)	We repurchased an aggregate of 108,000 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February 1999 (the “Program”).
(2)	Our board of directors approved the repurchase by us of up to an aggregate of 4,000,000 shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

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

(b) Reports on Form 8-K

A report on Form 8-K was furnished by the Company on February 14, 2005; such report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of the company’s earnings release for the year ended December 31, 2004. This report also contained information regarding the company’s acquisition of the operations and certain assets of three produce sourcing and marketing companies, FoodSource, Inc. and FoodSource Procurement, LLC and Epic Roots, Inc.

A report on Form 8-K was furnished by the Company on February 24, 2005; such report contained information regarding the company’s announcement that its board of directors declared a regular quarterly cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By	/s/ Thomas K. Mahlke
Thomas K. Mahlke
Controller (principal accounting officer)