Form 10-Q
period 2005-06-30
C H ROBINSON WORLDWIDE INC
filed 2005-08-09
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of July 29, 2005, the number of outstanding shares of the registrant’s common stock was 85,592,416.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$156,947	$166,476
Available-for-sale securities	122,411	121,600
Receivables, net of allowance for doubtful accounts of $27,454 and $25,204	667,499	544,274
Deferred tax asset	11,515	8,180
Prepaid expenses and other	9,888	5,457

Total current assets	968,260	845,987

PROPERTY AND EQUIPMENT, net	57,940	51,122
GOODWILL, net	203,635	171,202
INTANGIBLE AND OTHER ASSETS, net	29,602	12,385

Total assets	$1,259,437	$1,080,696

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable and outstanding checks	$458,098	$358,929
Accrued expenses –
Compensation and profit-sharing contribution	53,296	60,261
Income taxes and other	33,435	33,629

Total current liabilities	544,829	452,819

LONG TERM LIABILITIES:
Deferred tax liability	4,260	4,153
Non-qualified deferred compensation obligation	3,040	2,868

Total liabilities	552,129	459,840

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 130,000 shares authorized; 85,994 and 85,805 shares issued, 85,553 and 85,240 shares outstanding	8,555	8,524
Additional paid-in capital	177,226	172,011
Retained earnings	563,785	498,406
Deferred compensation	(20,831)	(34,241)
Cumulative other comprehensive income	958	1,608
Treasury stock at cost (441 and 565 shares)	(22,385)	(25,452)

Total stockholders’ investment	707,308	620,856

Total liabilities and stockholders’ investment	$1,259,437	$1,080,696

The accompanying notes are an integral part of these condensed consolidated balance sheets.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
GROSS REVENUES
Transportation	$1,122,305	$871,678	$2,122,241	$1,644,127
Sourcing	273,549	197,244	479,658	363,487
Information Services	9,288	8,179	18,183	16,097

Total gross revenues	1,405,142	1,077,101	2,620,082	2,023,711
COST OF TRANSPORTATION, PRODUCTS AND HANDLING
Transportation	939,737	737,462	1,765,827	1,380,071
Sourcing	249,993	181,584	439,461	336,001

Total cost of transportation, products and handling	1,189,730	919,046	2,205,288	1,716,072

GROSS PROFITS	215,412	158,055	414,794	307,639
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Personnel expenses	106,138	81,225	207,067	158,799
Other selling, general, and administrative expenses	28,945	24,313	59,606	49,152

Total selling, general, and administrative expenses	135,083	105,538	266,673	207,951

INCOME FROM OPERATIONS	80,329	52,517	148,121	99,688
INVESTMENT AND OTHER INCOME
Interest income and other	1,389	757	2,403	1,344
Non-qualified deferred compensation investment (loss) gain	(102)	(39)	15	31

Total investment and other income	1,287	718	2,418	1,375

INCOME BEFORE PROVISION FOR INCOME TAXES	81,616	53,235	150,539	101,063
PROVISION FOR INCOME TAXES	32,269	20,957	59,416	39,713

NET INCOME	49,347	32,278	91,123	61,350

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	106	(1,056)	(651)	(1,758)

COMPREHENSIVE INCOME	$49,453	$31,222	$90,472	$59,480

BASIC NET INCOME PER SHARE	$0.58	$0.38	$1.07	$0.72

DILUTED NET INCOME PER SHARE	$0.57	$0.37	$1.05	$0.71

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	85,118	84,677	85,028	84,638
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	2,079	1,886	2,104	1,839

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	87,197	86,563	87,132	86,477

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$91,123	$61,350
Adjustments to reconcile net income to net cash provided by operating activities–
Depreciation and amortization	8,614	5,374
Provision for doubtful accounts	4,190	4,203
Stock-based compensation	13,610	8,736
Other non-cash expenses	(955)	2,429
Changes in operating elements–
Receivables	(107,982)	(65,440)
Prepaid expenses and other	(3,478)	(2,127)
Accounts payable	80,824	22,089
Accrued compensation and profit sharing contribution	(6,965)	(9,720)
Accrued income taxes and other	867	3,790

Net cash provided by operating activities	79,848	30,684

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(12,455)	(15,697)
Purchases of available for-sale-securities	(51,620)	(26,390)
Sales/maturities of available for-sale-securities	50,824	26,052
Cash paid for acquisitions, net	(43,590)	(9,112)
Other	(1,609)	(837)

Net cash used for investing activities	(58,450)	(25,984)

FINANCING ACTIVITIES:
Proceeds from stock issued for employee benefit plans	10,923	7,090
Repurchase of common stock	(15,483)	(11,056)
Cash dividends	(25,703)	(20,499)

Net cash used for financing activities	(30,263)	(24,465)

Effect of exchange rates on cash	(664)	(1,779)

Net decrease in cash and cash equivalents	(9,529)	(21,544)

CASH AND CASH EQUIVALENTS, beginning of period	166,476	123,413

CASH AND CASH EQUIVALENTS, end of period	$156,947	$101,869

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

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements. The condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

3. Goodwill and Intangible Assets

A summary of our intangible assets as of June 30, 2005 is as follows (in thousands):

	Unamortizable intangible assets	Amortizable intangible assets
Gross	$218,401	$24,166
Accumulated amortization	(11,929)	(4,908)

Net	$206,472	$19,258

The change in the carrying amount of goodwill for the period ended June 30, 2005 is as follows (in thousands):

Balance December 31, 2004	$171,202
Goodwill associated with acquisitions	32,433

Balance June 30, 2005	$203,635

The change in the carrying amount of amortizable intangible assets for the period ended June, 30, 2005 is as follows (in thousands):

Balance December 31, 2004	$2,852
Intangible assets associated with acquisitions	18,110
Amortization expense	(1,704)

Balance June 30, 2005	$19,258

Amortization expense for the six months ended June 30, 2005 for other intangible assets was $1,704,000. Estimated amortization expense for each of the 5 succeeding fiscal years based on the intangible assets at June 30, 2005 is as follows:

Remainder of 2005	$2,192,000
2006	4,332,000
2007	4,170,000
2008	4,158,000
2009	3,954,000
Thereafter	452,000

4. Litigation

During 2002, we were named as a defendant in two lawsuits by a number of present and former employees. The first lawsuit, brought by a group of 14 current and former female employees, alleges gender discrimination, including hostile working environment, and violations of the Fair Labor Standards Act. The second lawsuit, brought by a group of 6 current and former male employees, alleges violations of the Fair Labor Standards Act. The plaintiffs in both lawsuits seek unspecified monetary and non-monetary damages and class action certification. On March 31, 2005, the judge issued an order denying class certification for the hostile working environment claims, and allowing class certification for the claims of gender discrimination in pay and promotion. This is a procedural step, and we continue to deny all allegations and vigorously defend the suits. The judge also granted our motions for summary judgment as to the hostile working environment claims of ten of the named plaintiffs, and dismissed those claims. We have insurance coverage for some of the claims asserted in the first lawsuit. Currently, the amount of any loss is not expected to be material to us; however, unfavorable developments could have a material adverse effect on our consolidated financial statements.

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

We added no new branches during the second quarter of 2005. We are planning to open 3 to 5 branches during the remainder of 2005. Because we usually open new offices with only two or three employees, we don’t expect them to make a material contribution to our financial results in the first few years of their operation. We believe building local customer and carrier relationships has been an important part of our success. Acquisitions that fit our growth criteria and culture may also augment our growth.

In February 2005, we acquired FoodSource and Epic Roots, which now operate as a branch. The revenues for these businesses are concentrated in their top customers. The success of the acquisitions is dependent on maintaining relationships with these customers.

We are a service company, and our continued success is dependent on our ability to continue to hire and retain talented, productive people. We grew by approximately 340 employees during the second quarter of 2005. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on the profitability of their branch. We believe this makes our sales employees more service-oriented, focused, and creative. In 2003, we implemented a new restricted stock program to better align our key employees with the interests of our shareholders, and to motivate and retain them for the long-term.

Since we became a publicly-traded company in 1997, our long-term compounded annual growth target has been 15 percent for gross profits, income from operations, and earnings per share. This goal was based on an analysis of our performance in the previous twenty years, during which our compounded annual growth rate was 15 percent. Our expectation has been that over time we will continue to achieve our target of 15 percent growth, but that we will have periods in which we exceed that goal, and periods in which we fall short. In the second quarter of 2005, we exceeded our long-term growth goal in gross profits, income from operations, net income, and earnings per share. Our gross profits grew 36.3 percent in the second quarter of 2005 to $215.4 million over the second quarter of 2004. Our income from operations increased 53.0 percent in the second quarter of 2005 to $80.3 million, our net income increased 52.9 percent to $49.3 million, and our diluted earnings per share increased 54.1 percent to $0.57.

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

In the second quarter of 2005, we experienced strong volume growth with significant freight demand consistent with the fourth quarter of 2004 and the first quarter of 2005. The rate increases that occurred in 2004 have remained in place during 2005.

Results of Operations

The following table sets forth our gross profit margins, or gross profit as a percentage of gross revenues, between services and products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Transportation	16.3%	15.4%	16.8%	16.1%
Sourcing	8.6	7.9	8.4	7.6
Information Services	100.0	100.0	100.0	100.0

Total	15.3%	14.7%	15.8%	15.2%

The following table summarizes our gross profits by service line:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% change	2005	2004	% change
Gross profits (in thousands)
Transportation:
Truck	$161,983	$115,880	39.8%	$316,003	$228,836	38.1%
Intermodal	7,312	7,373	(0.8)	14,268	14,836	(3.8)
Ocean	6,114	5,136	19.0	11,774	9,469	24.3
Air	2,319	2,383	(2.7)	4,986	4,128	20.8
Miscellaneous	4,840	3,444	40.5	9,383	6,787	38.2

Total transportation	182,568	134,216	36.0	356,414	264,056	35.0

Sourcing	23,556	15,660	50.4	40,197	27,486	46.2
Information Services	9,288	8,179	13.6	18,183	16,097	13.0

Total	$215,412	$158,055	36.3%	$414,794	$307,639	34.8%

The following table represents certain statement of operations data shown as percentages of our gross profits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gross profits	100.0%	100.0%	100.0%	100.0%
Selling, general, and administrative expenses
Personnel expenses	49.3	51.4	49.9	51.6
Other selling, general, and administrative expenses	13.4	15.4	14.4	16.0

Total selling, general, and administrative expenses	62.7	66.8	64.3	67.6

Income from operations	37.3	33.2	35.7	32.4
Investment and other income	0.6	0.5	0.6	0.4

Income before provision for income taxes	37.9	33.7	36.3	32.9
Provision for income taxes	15.0	13.3	14.3	12.9

Net income	22.9%	20.4%	22.0%	19.9%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues. Gross revenues for the three months ended June 30, 2005 were $1.4 billion, an increase of 30.5 percent over gross revenues of $1.1 billion for the three months ended June 30, 2004. Gross profits for the three months ended June 30, 2005 were $215.4 million, an increase of 36.3 percent over gross profits of $158.1 million for the three months ended June 30, 2004. This was a result of an increase in Transportation gross profits of 36.0 percent to $182.6 million from $134.2 million in 2004, an increase in Sourcing gross profits of 50.4 percent to $23.6 million from $15.7 million in 2004, and an increase in Information Services gross profits of 13.6 percent to $9.3 million from $8.2 million in 2004.

For the second quarter, our gross profit margin increased to 15.3 percent in 2005 from 14.7 percent in 2004. Transportation gross profit margin increased to 16.3 percent from 15.4 percent. Sourcing gross profit margin increased to 8.6 percent from 7.9 percent. Our Information Services business is a fee-based business, which generates 100 percent gross profit margin.

For the second quarter, Transportation gross profit increased 36.0 percent to $182.6 million from $134.2 million in 2004. The increase in our truck transportation business of 39.8 percent was driven by volume growth in both truckload and less-than-truckload transactions and an increase in gross profit margin. We gained new relationships with customers and carriers and expanded many existing relationships. Our new and expanded carrier relationships gave us the capacity we needed to efficiently meet our customers’ needs.

Our intermodal gross profits decrease of 0.8 percent in the second quarter of 2005 resulted from an increase in gross profit margins, offset by a decrease in volume. Our volume was impacted by market conditions which continue to drive business back to truck in certain lanes. Our gross profit margin increase resulted from the elimination of some lower margin business and some rate increases to offset increased costs.

Our international ocean and air gross profits increased 12.2 percent in the second quarter of 2005. This growth includes the impact of our June 2004 expansion into China and our volume growth with several of our large international customers. These gross profits are influenced by our customers’ shipping patterns, which can vary in the quarters we provide the service. We are continuing to add new customers and broaden our relationships with existing customers to include international transportation and customs brokerage services.

Miscellaneous transportation gross profits consist of customs brokerage fees, transportation management fees, warehouse and cross-dock services, and other miscellaneous transportation related services The increase of 40.5 percent in the second quarter was driven by increases in our transportation management fees and customs brokerage business.

For the second quarter, Sourcing gross profits increased 50.4 percent to $23.6 million in 2005 from $15.7 million in 2004. Excluding the impact of the acquisitions of FoodSource and Epic Roots, announced last quarter, our Sourcing gross profits decreased 4.3 percent. This decrease was the result of slight declines in volume and gross profit margin.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. For the second quarter, Information Services gross profit increased 13.6 percent to $9.3 million from $8.2 million in 2004, primarily due to transaction volume growth.

Personnel Expenses. Personnel expenses for the three months ended June 30, 2005 were $106.1 million, an increase of 30.7 percent over personnel expenses of $81.2 million for the three months ended June 30, 2004. Our consolidated headcount increased by 562 to 5,368 since December 31, 2004. For the second quarter, personnel expense as a percentage of gross profit decreased to 49.3 percent in 2005 from 51.4 percent in 2004. Average gross profits per employee, a key measure of productivity, increased 13.1 percent in the second quarter of 2005 compared to the second quarter of 2004.

Other Selling, General, and Administrative Expenses. Other selling, general, and administrative expenses for the three months ended June 30, 2005 were $28.9 million, an increase of 19.1 percent from $24.3 million for the three months ended June 30, 2004. Operating expenses as a percentage of gross profits decreased for the second quarter of

2005 to 13.4 percent compared to 15.4 percent in 2004. During the second quarter of 2005 we settled the previously disclosed lawsuit against two of our insurance carriers in which we sought recovery for the amount we contributed to settle a wrongful death lawsuit stemming from a multi-vehicle accident. This settlement reduced our selling, general, and administrative expenses by $2.8 million and increased our diluted net income per share for the second quarter of 2005 by $0.02. While many of our expenses are variable, we historically gain leverage in periods of growth.

Income from Operations. Income from operations was $80.3 million for the three months ended June 30, 2005, an increase of 53.0 percent over $52.5 million for the three months ended June 30, 2004. The increase was driven by the increase in our gross profits for the same period. Income from operations as a percentage of gross profit was 37.3 percent and 33.2 percent for the three months ended June 30, 2005 and 2004.

Investment and Other Income. Interest and other income was $1.3 million for the three months ended June 30, 2005, an increase of 79.2 percent from $718,000 for the three months ended June 30, 2004. Our cash and investments as of June 30, 2005, increased $56.3 million over the balance as of June 30, 2004. Compared to the second quarter of 2004, investment income on our non-qualified deferred compensation investment portfolio decreased $63,000.

Provision for Income Taxes. Our effective income tax rates were 39.5 percent and 39.4 percent for the three months ended June 30, 2005 and 2004. The effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit and non-deductible expenses attributable to incentive stock options.

Net Income. Net income was $49.3 million for the three months ended June 30, 2005, an increase of 52.9 percent over $32.3 million for the three months ended June 30, 2004. Basic net income per share increased by 52.6 percent to $0.58 from $0.38 per share in 2004. Diluted net income per share increased 54.1 percent to $0.57 from $0.37 per share in 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues. Gross revenues for the six months ended June 30, 2005 were $2.6 billion, an increase of 29.5 percent over gross revenues of $2.0 billion for the six months ended June 30, 2004. Gross profits for the six months ended June 30, 2005 were $414.8 million, an increase of 34.8 percent over gross profits of $307.6 million for the six months ended June 30, 2004. This was a result of an increase in Transportation gross profits of 35.0 percent to $356.4 million from $264.1 million in 2004, an increase in Sourcing gross profits of 46.2 percent to $40.2 million from $27.5 million in 2004, and an increase in Information Services gross profits of 13.0 percent to $18.2 million from $16.1 million in 2004.

Our gross profit margin for the period increased to 15.8 percent in 2005 from 15.2 percent in 2004. Transportation gross profit margin increased to 16.8 percent from 16.1 percent. Sourcing gross profit margin increased to 8.4 percent from 7.6 percent. Our Information Services business is a fee-based business, which generates 100 percent profit margin.

For the period, Transportation gross profit increased 35.0 percent to $356.4 million from $264.1 million in 2004. The increase in our truck transportation business of 38.1 percent was driven by volume growth in both truckload and less-than-truckload transactions and an increase in our gross profit margin.

For the period, Intermodal gross profit decreased 3.8 percent to $14.3 million from $14.8 million in 2004. This was the result a decrease in volume and gross profit margin. Our volume was impacted by market conditions which continue to drive business back to truck in certain lanes.

Our international ocean and air gross profits increased 23.3 percent during the first six months of 2005 to $16.8 million compared $13.6 million during the same period of 2004. This growth includes the impact of our June 2004 expansion into China and our volume growth with several of our large international customers. These gross profits are influenced by our customers’ shipping patterns, which can vary in the quarters we provide service. We are continuing to add new customers and broaden our relationships with existing customers to include international transportation and customs brokerage services.

Miscellaneous transportation gross profits consist of customs brokerage fees, transportation management fees, warehouse and cross-dock services, and other miscellaneous transportation related services. The increase of 38.2 percent in the first six months of 2005 compared to 2004 was driven by an increase in transportation management fees and customs brokerage fees.

Sourcing gross profits increased 46.2 percent to $40.2 million in the first six months of 2005 from $27.5 million in the same period of 2004. Excluding the impact of the acquisitions of FoodSource and Epic Roots, announced last quarter, our Sourcing gross profits increased 2.2 percent. This increase was the result of a slight decline in volume and a slight increase in gross profit margin.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. Information Services gross profit increased 13.0 percent to $18.2 million in the first six months of 2005 from $16.1 million in the same period of 2004, primarily due to transaction growth.

Personnel Expenses. Personnel expenses for the six months ended June 30, 2005 were $207.1 million, an increase of 30.4 percent over personnel expenses of $158.8 million for the six months ended June 30, 2004. For the six months ended June 30, personnel expense as a percentage of gross profit was 49.9 percent in 2004 and 51.6 percent 2003.

Other Selling, General, and Administrative Expenses. Other selling, general, and administrative expenses for the six months ended June 30, 2005 were $59.6 million, an increase of 21.3 percent from $49.2 million for the six months ended June 30, 2004. Operating expenses as a percentage of gross profits decreased slightly for the six months ended June 30, 2005 compared to the same period of 2004. While many of our expenses are variable, we historically gain leverage in periods of growth.

Income from Operations. Income from operations was $148.1 million for the six months ended June 30, 2005, an increase of 48.6 percent over $99.7 million for the six months ended June 30, 2004. The increase was driven by the increase in our gross profits for the same period. Income from operations as a percentage of gross profit was 35.7 percent and 32.4 percent for the six months ended June 30, 2005 and 2004.

Investment and Other Income. Interest and other income was $2.4 million for the six months ended June 30, 2005, compared to $1.4 million for the six months ended June 30, 2004. Our cash and investments as of June 30, 2005, increased $56.3 million over the balance as of June 30, 2004.

Provision for Income Taxes. Our effective income tax rates were 39.5 percent and 39.3 percent for the six months ended June 30, 2005 and 2004. The effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit and non-deductible expenses attributable to incentive stock options.

Net Income. Net income was $91.1 million for the six months ended June 30, 2005, an increase of 48.5 percent over $61.4 million for the six months ended June 30, 2004. Basic net income per share increased by 48.6 percent to $1.07 from $0.72 per share in 2004. Diluted net income per share increased 47.9 percent to $1.05 from $0.71 per share in 2004.

Liquidity and Capital Resources

We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $156.9 million and $166.5 million as of June 30, 2005 and December 31, 2004. We also had available-for-sale securities of $122.4 million and $121.6 million on June 30, 2005 and December 31, 2004.

We generated $79.8 million and $30.7 million of cash flow from operations for the six months ended June 30, 2005 and 2004. The increase is due to net income growth and an improvement in our working capital. In 2004, our cash flow from operations was negatively impacted by the increasing volume of our Quick Pay program we offer to our carriers. The Quick Pay program resulted in cash usage of $21.7 million for the six months ended June 30, 2004 compared to $14.7 million for the six months ended June 30, 2005.

We used $58.5 million and $26.0 million of cash and cash equivalents for investing activities for the six months ended June 30, 2005 and 2004. For the six months ended June 30, 2005 and 2004, we purchased $12.5 million and $15.7 million of property and equipment. In February 2005, we used $42.5 million for the acquisition of the ongoing operations and certain assets of three produce sourcing and marketing companies, FoodSource, Inc. and FoodSource Procurement LLC and Epic Roots, Inc.

We used $30.3 million and $24.5 million of cash and cash equivalents for financing activities for the six months ended June 30, 2005 and 2004, primarily to pay quarterly cash dividends and to repurchase common stock. We declared a $0.15 per share dividend payable to shareholders of record as of June 10, 2005, that was paid on July 1, 2005.

We have 3 million Euros available under a line of credit at an interest rate of Euribor plus 45 basis points (2.56 percent at June 30, 2005). This discretionary line of credit has no expiration date. As of June 30, 2005 and 2004, we had no outstanding balance on this facility. Our credit agreement contains certain financial covenants, but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of June 30, 2005.

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

VALUATIONS FOR ACCOUNTS RECEIVABLE. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $27.5 million as of June 30, 2005, increased 9.1 percent compared to the allowance of $25.2 million as of December 31, 2004. Net accounts receivable for that same period increased 22.6%. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

GOODWILL. We manage and report our operations as one operating segment. Our branches represent a series of homogenous reporting units that are aggregated for the purpose of analyzing goodwill for impairment, thus goodwill is evaluated for impairment on an enterprise wide basis. There is no indication of goodwill impairment at June 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had approximately $279.4 million of cash and investments on June 30, 2005, consisting of $156.9 million of cash and cash equivalents and $122.4 million of available-for-sale securities. The cash equivalents are money market securities and high quality bonds from domestic issuers. All of our available-for-sale securities are high-quality bonds. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investments.

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

There were no changes that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting except that we have excluded the business acquired during the first quarter.

As described more fully in Note 2 to the consolidated financial statements, the company acquired FoodSource and Epic Roots during the first quarter of 2005. The Company has not fully evaluated any changes in internal control over financial reporting associated with the acquisition and therefore any material changes that may result from the acquisition have not been disclosed in this report. We intend to disclose all material changes resulting from the acquisition within or prior to the time our first annual assessment of internal control over financial reporting that is required to include these entities. The companies combined had gross revenues of approximately $270 million in 2004. The results reported in this quarterly report include those of the three companies for the period February 15, 2005 through June 30, 2005.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

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

We have insurance coverage for some of the claims asserted in the first lawsuit. Currently, the amount of any loss is not expected to be material to us; however, unfavorable developments could have a material adverse effect on our consolidated financial statements.

We are not otherwise subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the company during the quarter ended June 30, 2005 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
04/01/05- 04/30/05	—	—	—	3,085,000
05/01/05- 05/31/05	84,000	$55.65	84,000	3,001,000
06/01/05- 06/30/05	88,000	$57.01	88,000	2,913,000
Total:	172,000	$56.44	172,000	2,913,000

(1)	We repurchased an aggregate of 172,000 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February 1999 (the “Program”).
(2)	Our board of directors approved the repurchase by us of up to an aggregate of 4,000,000 shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s stockholders was held on May 19, 2005. At the meeting, stockholders voted on the reelection of three directors for terms expiring at the Annual Meeting of the Company in 2008. Each of the directors was reelected by a vote as follows: Robert Ezrilov received 77,351,522 votes “For” and 2,042,882 votes were “Withheld;” and Wayne M. Fortun received 77,286,483 votes “For” and 2,107,921 were “Withheld;” and Brian P. Short received 75,542,067 votes “For” and 3,852,337 were “Withheld.”

At the meeting, stockholders ratified Deloitte & Touche LLP as the Company’s Independent Auditors by a vote as follows: 79,041,702 “For”, 315,414 votes “Against”, and 37,288 votes “Abstained.”

At the meeting, stockholders approved the 2005 Management Bonus Plan by a vote as follows: 75,353,442 votes “For” and 3,503,170 votes “Against”, and 537,792 votes “Abstained.”

At the meeting, stockholders approved the Amended and Restated 1997 Omnibus Stock Plan by a vote as follows: 61,437,141votes “For”, 1,385,277 votes “Against”, 545,239 votes “Abstained”, and 16,026,747 “Broker Non-Votes.”

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

(b) Reports on Form 8-K

A report on Form 8-K was furnished by the Company on May 19, 2005; such report contained information regarding the company’s announcement that its board of directors declared a regular quarterly cash dividend.

A report on Form 8-K was filed by the Company on April 26, 2005; such report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of the company’s earnings release for the quarter ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By	/s/ Thomas K. Mahlke
Thomas K. Mahlke
Controller (principal accounting officer)