Form 10-Q
period 2005-09-30
C H ROBINSON WORLDWIDE INC
filed 2005-11-08
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2005, the number of outstanding shares of the registrant’s common stock was 170,999,387.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$191,942	$166,476
Available-for-sale securities	123,181	121,600
Receivables, net of allowance for doubtful accounts of $28,128 and $25,204	698,254	544,274
Deferred tax asset	6,596	8,180
Prepaid expenses and other	9,070	5,457

Total current assets	1,029,043	845,987

PROPERTY AND EQUIPMENT, net	58,595	51,122
GOODWILL, net	219,518	171,202
INTANGIBLE AND OTHER ASSETS, net	29,793	12,385

Total assets	$1,336,949	$1,080,696

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable and outstanding checks	$469,132	$358,929
Accrued expenses –
Compensation and profit-sharing contribution	71,969	60,261
Income taxes and other	38,253	33,629

Total current liabilities	579,354	452,819

LONG TERM LIABILITIES:
Deferred tax liability	4,871	4,153
Non-qualified deferred compensation obligation	3,030	2,868

Total liabilities	587,255	459,840

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 171,988 and 171,610 shares issued, 170,918 and 170,480 shares outstanding	17,091	17,048
Additional paid-in capital	174,203	163,487
Retained earnings	604,994	498,406
Deferred compensation	(19,244)	(34,241)
Cumulative other comprehensive income	1,486	1,608
Treasury stock at cost (1,070 and 1,130 shares)	(28,836)	(25,452)

Total stockholders’ investment	749,694	620,856

Total liabilities and stockholders’ investment	$1,336,949	$1,080,696

The accompanying notes are an integral part of these condensed consolidated balance sheets.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
GROSS REVENUES
Transportation	$1,218,026	$943,256	$3,340,267	$2,587,383
Sourcing	257,409	172,026	737,067	535,513
Information Services	9,934	8,524	28,117	24,621

Total gross revenues	1,485,369	1,123,806	4,105,451	3,147,517
COST OF TRANSPORTATION, PRODUCTS AND HANDLING
Transportation	1,020,051	793,108	2,785,878	2,173,179
Sourcing	236,444	158,525	675,905	494,526

Total cost of transportation, products and handling	1,256,495	951,633	3,461,783	2,667,705

GROSS PROFITS	228,874	172,173	643,668	479,812
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Personnel expenses	110,595	85,978	317,662	244,777
Other selling, general, and administrative expenses	32,661	25,184	92,267	74,336

Total selling, general, and administrative expenses	143,256	111,162	409,929	319,113

INCOME FROM OPERATIONS	85,618	61,011	233,739	160,699
INVESTMENT AND OTHER INCOME
Interest income and other	1,726	637	4,129	1,981
Non-qualified deferred compensation investment gain (loss)	139	(80)	154	(49)

Total investment and other income	1,865	557	4,283	1,932

INCOME BEFORE PROVISION FOR INCOME TAXES	87,483	61,568	238,022	162,631
PROVISION FOR INCOME TAXES	33,394	24,219	92,810	63,932

NET INCOME	54,089	37,349	145,212	98,699

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	526	492	(135)	(1,287)

COMPREHENSIVE INCOME	$54,615	$37,841	$145,077	$97,412

BASIC NET INCOME PER SHARE	$0.32	$0.22	$0.85	$0.58

DILUTED NET INCOME PER SHARE	$0. 31	$0.22	$0.83	$0.57

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	170,105	169,232	170,072	169,276
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	4,428	3,864	4,285	3,741

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	174,533	173,096	174,357	173,017

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$145,212	$98,699
Adjustments to reconcile net income to net cash provided by operating activities–
Depreciation and amortization	13,326	8,461
Provision for doubtful accounts	6,484	6,471
Stock-based compensation	21,956	14,208
Other non-cash expenses	5,036	1,904
Changes in operating elements–
Receivables	(129,923)	(96,707)
Prepaid expenses and other	(2,559)	498
Accounts payable	83,816	23,144
Accrued compensation and profit sharing contribution	8,598	1,303
Accrued income taxes and other	4,685	5,001

Net cash provided by operating activities	156,631	62,982

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(16,151)	(22,575)
Insurance proceeds	—	1,590
Purchases of available for-sale-securities	(99,791)	(37,050)
Sales/maturities of available for-sale-securities	98,225	36,569
Cash paid for acquisitions, net	(60,124)	(9,112)
Other	(1,891)	(1,050)

Net cash used for investing activities	(79,732)	(31,628)

FINANCING ACTIVITIES:
Proceeds from stock issued for employee benefit plans	13,466	8,763
Repurchase of common stock	(26,186)	(19,457)
Cash dividends	(38,578)	(30,648)

Net cash used for financing activities	(51,298)	(41,342)

Effect of exchange rates on cash	(135)	(1,000)

Net increase (decrease) in cash and cash equivalents	25,466	(10,988)

CASH AND CASH EQUIVALENTS, beginning of period	166,476	123,413

CASH AND CASH EQUIVALENTS, end of period	$191,942	$112,425

The accompanying notes are an integral part of these condensed consolidated statements.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the Company,” “we,” “us,” or “our”) are a global provider of multimodal transportation services and logistics solutions through a network of 195 branch offices operating in North America, South America, Europe, and Asia. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements. The condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2004.

On October 14, 2005, our shareholders approved a two-for-one stock split. For shareholders of record as of the end of business on October 14, 2005, every share owned was automatically subdivided into two shares of common stock. All share and per share information herein reflect this stock split.

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

During the third quarter, we acquired two freight forwarding companies, in separate transactions: Hirdes Group Worldwide (“Hirdes”), and Bussini Transport S.r.l. (“Bussini”). The two companies combined had gross revenues of approximately $52 million in 2004. The purchase price for these two entities was $20.7 million.

Hirdes provides air and ocean international forwarding with local cartage and operates in Germany and the United States. Bussini provides international freight forwarding, customs brokerage, and domestic truck services. It is based in Milan, Italy. These companies now operate as nine different branches.

These acquisitions added approximately $0.02 to our diluted earnings per share for the quarter.

3. Goodwill and Intangible Assets

A summary of our intangible assets as of September 30, 2005 is as follows (in thousands):

	Unamortizable intangible assets	Amortizable intangible assets
Gross	$234,281	$25,978

Accumulated amortization	(11,929)	(5,998)

Net	$222,352	$19,980

The change in the carrying amount of goodwill for the period ended September 30, 2005 is as follows (in thousands):

Balance December 31, 2004	$171,202
Goodwill associated with acquisitions	48,316

Balance September 30, 2005	$219,518

The change in the carrying amount of amortizable intangible assets for the period ended September 30, 2005 is as follows (in thousands):

Balance December 31, 2004	$2,852
Intangible assets associated with acquisitions	19,924
Amortization expense	(2,796)

Balance September 30, 2005	$19,980

Amortization expense for the nine months ended September 30, 2005 for other intangible assets was $2.8 million. Estimated amortization expense for each of the 5 succeeding fiscal years based on the intangible assets at September 30, 2005 is as follows (in thousands):

Remainder of 2005	$1,226
2006	4,695
2007	4,533
2008	4,521
2009	4,316
Thereafter	689

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

Stock Split

On October 14, 2005, our shareholders approved a two-for-one stock split. For shareholders of record as of the end of business on October 14, 2005, every share owned was automatically subdivided into two shares of common stock. All share and per share information herein reflect this stock split.

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

Our variable cost business model allows us to be flexible and adapt to changing economic and industry conditions. We buy most of our transportation capacity and produce on a spot-market basis. We also keep our personnel and other operating expenses as variable as possible. Compensation, our largest operating expense, is performance oriented and, for most employees in the branch network, based on the profitability of our branch offices.

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

We opened 8 new branches and added, through acquisition, 9 branches during the third quarter of 2005. We are planning to open 1 to 2 branches during the remainder of 2005. Including the third quarter additions, we have added 25 branches in 2005. Because we usually open new offices with only two or three employees, we do not expect them to make a material contribution to our financial results in the first few years of their operation. We believe building local customer and carrier relationships has been an important part of our success. Acquisitions that fit our growth criteria and culture may also augment our growth.

We are a service company, and our continued success is dependent on our ability to continue to hire and retain talented, productive people. Including the 119 employees related to the acquisitions, we grew by approximately 235 employees during the third quarter of 2005. Including the third quarter additions, we have grown by 934 employees in 2005. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our sales employees more service-oriented, focused, and creative. In 2003, we implemented a new restricted stock program to better align our key employees with the interests of our shareholders, and to motivate and retain them for the long-term.

Since we became a publicly-traded company in 1997, our long-term compounded annual growth target has been 15 percent for gross profits, income from operations, and earnings per share. This goal was based on an analysis of our performance in the previous twenty years, during which our compounded annual growth rate was 15 percent. Our expectation has been that over time we will continue to achieve our target of 15 percent growth, but that we will have periods in which we exceed that goal, and periods in which we fall short. In the third quarter of 2005, we exceeded our long-term growth goal in gross profits, income from operations, and earnings per share. Our gross profits grew 32.9 percent in the third quarter of 2005 over the third quarter of 2004 to $228.9 million. Our income from operations increased 40.3 percent in the third quarter of 2005 to $85.6 million, and our diluted earnings per share increased 40.9 percent to $0.31.

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

During 2004 and 2005, the price of truckload transportation services charged by motor carriers increased significantly more than the rate of increase in prior years. The rate increases were driven by both increased operating costs for the carriers, including the price of fuel, insurance, and driver wages, and by pricing leverage as increased freight volumes drove an increase in the demand for capacity. The tight capacity conditions and higher rates created a very transactional, or spot market, transportation marketplace as shippers had to look for additional sources of capacity outside their planned transportation. While we have typically gained additional business due to these conditions, we have to be careful to manage our pricing correctly for both our spot and committed business to preserve our gross profit margins in a volatile pricing environment.

In our opinion this is a normal cyclical pattern in the truck transportation industry. As truck transportation rates increase, it becomes more lucrative to provide those services as new carriers and capacity enter the marketplace. Over time, the supply of capacity and the demand for that capacity will become more balanced. In that situation, the growth of our transactional business may slow or even decline. These cycles can change rapidly based on economic conditions and it is very difficult to predict when and at what pace that will happen.

In the third quarter of 2005, we experienced strong volume growth with significant freight demand consistent with the fourth quarter of 2004 and the first half of 2005. The rate increases that occurred in 2004 have remained in place during 2005.

Results of Operations

The following table sets forth our gross profit margins, or gross profit as a percentage of gross revenues, between services and products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Transportation	16.3%	15.9%	16.6%	16.0%
Sourcing	8.1	7.8	8.3	7.7
Information Services	100.0	100.0	100.0	100.0

Total	15.4%	15.3%	15.7%	15.2%

The following table summarizes our gross profits by service line:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% change	2005	2004	% change
Gross profits (in thousands)
Transportation:
Truck	$172,435	$131,248	31.4%	$488,438	$360,084	35.6%
Intermodal	8,469	7,083	19.6	22,737	21,919	3.7
Ocean	8,638	5,806	48.8	20,412	15,275	33.6
Air	3,495	2,284	53.0	8,481	6,412	32.3
Miscellaneous	4,938	3,727	32.5	14,321	10,514	36.2

Total transportation	197,975	150,148	31.9	554,389	414,204	33.8

Sourcing	20,965	13,501	55.3	61,162	40,987	49.2
Information Services	9,934	8,524	16.5	28,117	24,621	14.2

Total	$228,874	$172,173	32.9%	$643,668	$479,812	34.2%

The following table represents certain statement of operations data shown as percentages of our gross profits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gross profits	100.0%	100.0%	100.0%	100.0%
Selling, general, and administrative expenses
Personnel expenses	48.3	49.9	49.4	51.0
Other selling, general, and administrative expenses	14.3	14.6	14.3	15.5

Total selling, general, and administrative expenses	62.6	64.6	63.7	66.5

Income from operations	37.4	35.4	36.3	33.5
Investment and other income	0.8	0.3	0.7	0.4

Income before provision for income taxes	38.2	35.8	37.0	33.9
Provision for income taxes	14.6	14.1	14.4	13.3

Net income	23.6%	21.7%	22.6%	20.6%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues. Gross revenues for the three months ended September 30, 2005 were $1.5 billion, an increase of 32.2 percent over gross revenues of $1.1 billion for the three months ended September 30, 2004. Gross profits for the three months ended September 30, 2005 were $228.9 million, an increase of 32.9 percent over gross profits of $172.2 million for the three months ended September 30, 2004. This was a result of an increase in Transportation gross profits of 31.9 percent to $198.0 million from $150.1 million in 2004, an increase in Sourcing gross profits of 55.3 percent to $21.0 million from $13.5 million in 2004, and an increase in Information Services gross profits of 16.5 percent to $9.9 million from $8.5 million in 2004.

For the third quarter, our gross profit margin increased to 15.4 percent in 2005 from 15.3 percent in 2004. Transportation gross profit margin increased to 16.3 percent from 15.9 percent. Sourcing gross profit margin increased to 8.1 percent from 7.8 percent. Our Information Services business is a fee-based business, so our gross revenues are equal to our gross profits.

For the third quarter, Transportation gross profits increased 31.9 percent to $198.0 million from $150.1 million in 2004. The increase in our truck transportation business of 31.4 percent was driven by volume growth and price increases in both truckload and less-than-truckload transactions. Tight capacity created opportunities with new and existing customers. We are adding new carriers and expanding our existing carrier relationships, both of which gave us the capacity we needed to efficiently meet these needs.

Our intermodal gross profits increase of 19.6 percent in the third quarter of 2005 resulted from an increase in gross profit margins, offset by a decrease in volume. Our volume was impacted by market conditions that continue to drive business back to truck in certain lanes. Our gross profit margin increase resulted from the elimination of some lower margin business and some rate increases to offset increased costs.

Our international ocean and air gross profits increased 50.0 percent in the third quarter of 2005. This growth includes the impact of our acquisitions of Bussini and Hirdes during the quarter.

Our ocean gross profits increased 48.8 percent and our air gross profits increased 53.0 percent in the third quarter of 2005. Excluding the impact of the acquisitions above, our growth rates in ocean and air gross profits would have been 38.2 percent and 17.3 percent in the third quarter of 2005. We continue to add new customers and broaden our relationships with existing customers to include international transportation.

Miscellaneous transportation gross profits consist of customs brokerage fees, transportation management fees, warehouse and cross-dock services, and other miscellaneous transportation related services The increase of 32.5 percent in the third quarter was driven by increases in our transportation management fees and customs brokerage business.

For the third quarter, Sourcing gross profits increased 55.3 percent to $21.0 million in 2005 from $13.5 million in 2004. Excluding the impact of the acquisitions of FoodSource and Epic Roots, announced in the first quarter, our Sourcing gross profits increased 0.6 percent.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. For the third quarter, Information Services gross profit increased 16.5 percent to $9.9 million from $8.5 million in 2004, primarily due to transaction volume growth.

Personnel Expenses. Personnel expenses for the three months ended September 30, 2005 were $110.6 million, an increase of 28.6 percent over personnel expenses of $86.0 million for the three months ended September 30, 2004. Our consolidated headcount increased by 799 to 5,605 since December 31, 2004. For the third quarter, personnel expense as a percentage of gross profit decreased to 48.3 percent in 2005 from 49.9 percent in 2004. While many of our personnel expenses are variable, we gain leverage in periods of growth.

Other Selling, General, and Administrative Expenses. Other selling, general, and administrative expenses for the three months ended September 30, 2005 were $32.7 million, an increase of 29.7 percent from $25.2 million for the three months ended September 30, 2004. Operating expenses as a percentage of gross profits decreased for the third quarter of 2005 to 14.3 percent compared to 14.6 percent in 2004. While many of our expenses are variable, we historically gain leverage in periods of growth.

Income from Operations. Income from operations was $85.6 million for the three months ended September 30, 2005, an increase of 40.3 percent over $61.0 million for the three months ended September 30, 2004. The increase was driven by the increase in our gross profits and by gaining leverage in our operating expenses for the same period. Income from operations as a percentage of gross profit was 37.4 percent and 35.4 percent for the three months ended September 30, 2005 and 2004.

Investment and Other Income. Investment and other income was $1.9 million for the three months ended September 30, 2005, compared to $0.6 million for the three months ended September 30, 2004. This is due to an increase in our invested balance and an increase in our portfolio yield. Our cash and investments as of September 30, 2005, increased $81.4 million over the balance as of September 30, 2004. Compared to the third quarter of 2004, investment income on our non-qualified deferred compensation investment portfolio increased $0.2 million.

Provision for Income Taxes. Our effective income tax rates were 38.2 percent and 39.3 percent for the three months ended September 30, 2005 and 2004. The effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit and non-deductible expenses attributable to incentive stock options.

Net Income. Net income was $54.1 million for the three months ended September 30, 2005, an increase of 44.8 percent over $37.3 million for the three months ended September 30, 2004. Basic net income per share increased by 45.5 percent to $0.32 from $0.22 per share in 2004. Diluted net income per share increased 40.9 percent to $0.31 from $0.22 per share in 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues. Gross revenues for the nine months ended September 30, 2005 were $4.1 billion, an increase of 30.4 percent over gross revenues of $3.1 billion for the nine months ended September 30, 2004. Gross profits for the nine months ended September 30, 2005 were $643.7 million, an increase of 34.2 percent over gross profits of $479.8 million for the nine months ended September 30, 2004. This was a result of an increase in Transportation gross profits of 33.8 percent to $554.4 million from $414.2 million in 2004, an increase in Sourcing gross profits of 49.2 percent to $61.2 million from $41.0 million in 2004, and an increase in Information Services gross profits of 14.2 percent to $28.1 million from $24.6 million in 2004.

Our gross profit margin for the period increased to 15.7 percent in 2005 from 15.2 percent in 2004. Transportation gross profit margin increased to 16.6 percent from 16.0 percent. Sourcing gross profit margin increased to 8.3 percent from 7.7 percent. Our Information Services business is a fee-based business, so our gross revenues are equal to our gross profits.

For the period, Transportation gross profits increased 33.8 percent to $554.4 million from $414.2 million in 2004. The increase in our truck transportation business of 35.6 percent was driven by volume growth and price increases in both truckload and less-than-truckload transactions and an increase in our gross profit margin. Tight capacity created opportunities with new and existing customers. We are adding new carriers and expanding our existing carrier relationships, both of which gave us the capacity we needed to efficiently meet these needs.

For the period, Intermodal gross profit increased 3.7 percent to $22.7 million from $21.9 million in 2004. This was the result of an increase in gross profit margin and a decrease in volume. Our volume was impacted by market conditions which continue to drive business back to truck in certain lanes.

Our international ocean and air gross profits increased 33.2 percent during the nine months ended September 30, 2005 over 2004. This growth includes the impact of our acquisitions of Bussini and Hirdes during the third quarter.

For the period, ocean gross profits increased 33.6 percent to $20.4 million from $15.3 million in 2004. Air gross profits increased 32.3 percent to $8.5 million from $6.4 million in 2004. Excluding the impact of the acquisitions above, our growth rates in ocean and air gross profits would have been 29.6 percent and 19.5 percent for the period. We continue to add new customers and broaden our relationships with existing customers to include international transportation.

Miscellaneous transportation gross profits consist of customs brokerage fees, transportation management fees, warehouse and cross-dock services, and other miscellaneous transportation related services. The increase of 36.2 percent in the first nine months of 2005 compared to 2004 was driven by an increase in transportation management fees and customs brokerage fees.

Sourcing gross profits increased 49.2 percent to $61.2 million in the first nine months of 2005 from $41.0 million in the same period of 2004. Excluding the impact of the acquisitions of FoodSource and Epic Roots, announced in the quarter, our Sourcing gross profits increased 1.7 percent.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. Information Services gross profit increased 14.2 percent to $28.1 million in the first nine months of 2005 from $24.6 million in the same period of 2004, primarily due to transaction growth.

Personnel Expenses. Personnel expenses for the nine months ended September 30, 2005 were $317.7 million, an increase of 29.8 percent over personnel expenses of $244.8 million for the nine months ended September 30, 2004. For the nine months ended September 30, personnel expense as a percentage of gross profit was 49.4 percent in 2005 and 51.0 percent 2004.

Other Selling, General, and Administrative Expenses. Other selling, general, and administrative expenses for the nine months ended September 30, 2005 were $92.3 million, an increase of 24.1 percent from $74.3 million for the nine months ended September 30, 2004. Operating expenses as a percentage of gross profits decreased to 14.3 percent from 15.5 percent in 2004. While many of our expenses are variable, we historically gain leverage in periods of growth.

Income from Operations. Income from operations was $233.8 million for the nine months ended September 30, 2005, an increase of 45.5 percent over $160.7 million for the nine months ended September 30, 2004. The increase was driven by the increase in our gross profits and by gaining leverage in our operating expenses for the same period. Income from operations as a percentage of gross profit was 36.3 percent and 33.5 percent for the nine months ended September 30, 2005 and 2004.

Investment and Other Income. Investment and other income was $4.3 million for the nine months ended September 30, 2005, compared to $1.9 million for the nine months ended September 30, 2004. This is due to an increase in our invested balance and an increase in our portfolio yield. Our cash and investments as of September 30, 2005, increased $81.4 million over the balance as of September 30, 2004.

Provision for Income Taxes. Our effective income tax rates were 39.0 percent and 39.3 percent for the nine months ended September 30, 2005 and 2004. The effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit and non-deductible expenses attributable to incentive stock options.

Net Income. Net income was $145.2 million for the nine months ended September 30, 2005, an increase of 47.1 percent over $98.7 million for the nine months ended September 30, 2004. Basic net income per share increased by 46.6 percent to $0.85 from $0.58 per share in 2004. Diluted net income per share increased 45.6 percent to $0.83 from $0.57 per share in 2004.

Liquidity and Capital Resources

We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $191.9 million and $166.5 million as of September 30, 2005 and December 31, 2004. We also had available-for-sale securities of $123.2 million and $121.6 million on September 30, 2005 and December 31, 2004.

We generated $156.6 million and $63.0 million of cash flow from operations for the nine months ended September 30, 2005 and 2004. The increase is due to net income growth and an improvement in our working capital.

We used $79.7 million and $31.6 million of cash and cash equivalents for investing activities for the nine months ended September 30, 2005 and 2004. For the nine months ended September 30, 2005 and 2004, we purchased $16.2 million and $22.6 million of property and equipment. In February 2005, we used $42.5 million for the acquisition of the ongoing operations and certain assets of three produce sourcing and marketing companies, FoodSource, Inc. and FoodSource Procurement LLC and Epic Roots, Inc. During the third quarter of 2005, we used $16.5 million for the acquisition of the European freight-forwarding companies Hirdes and Bussini.

We used $51.3 million and $41.3 million of cash and cash equivalents for financing activities for the nine months ended September 30, 2005 and 2004, primarily to pay quarterly cash dividends and to repurchase common stock. We declared a $0.15 per share dividend payable to shareholders of record as of September 9, 2005, that was paid on October 3, 2005.

We have 3 million Euros available under a line of credit at an interest rate of Euribor plus 45 basis points (2.57 percent at September 30, 2005). This discretionary line of credit has no expiration date. As of September 30, 2005 and 2004, we had no outstanding balance on this facility. Our credit agreement contains certain financial covenants, but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of September 30, 2005.

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

VALUATIONS FOR ACCOUNTS RECEIVABLE. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $28.1 million as of September 30, 2005, increased 11.6 percent compared to the allowance of $25.2 million as of December 31, 2004. Net accounts receivable for that same period increased 28.3 percent. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

GOODWILL. We manage and report our operations as one operating segment. Our branches represent a series of homogenous reporting units that are aggregated for the purpose of analyzing goodwill for impairment, thus goodwill is evaluated for impairment on an enterprise wide basis. There is no indication of goodwill impairment at September 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had approximately $315.1 million of cash and investments on September 30, 2005, consisting of $191.9 million of cash and cash equivalents and $123.2 million of available-for-sale securities. The cash equivalents are money market securities and high quality bonds from domestic issuers. All of our available-for-sale securities are high-quality bonds. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

(b) Changes in internal controls over financial reporting.

There were no changes that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting except that we have excluded the businesses acquired during the first quarter and the current quarter.

As described more fully in Note 2 to the consolidated financial statements, the company acquired FoodSource and Epic Roots during the first quarter of 2005 and Bussini and Hirdes during the third quarter. We have not fully evaluated any changes in internal control over financial reporting associated with these acquisitions and therefore any material changes that may result from these acquisitions have not been disclosed in this report. We intend to disclose all material changes resulting from these acquisitions within or prior to the time our first annual assessment of internal control over financial reporting that is required to include these entities.

The acquired companies combined had gross revenues of approximately $322 million in 2004. The results reported in this quarterly report include those of the FoodSource entities acquired February 15, Bussini acquired July 31, and Hirdes acquired September 1. These acquisitions added approximately $0.02 to our diluted earnings per share for the quarter.

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

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the company during the quarter ended September 30, 2005 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
07/01/05- 07/31/05	—	—	—	5,826,000
08/01/05- 08/31/05	184,000	$30.00	184,000	5,642,000
09/01/05- 09/30/05	168,000	$30.85	168,000	5,474,000

Total:	352,000	$30.40	352,000	5,474,000

(1)	We repurchased an aggregate of 352,000 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February 1999 (the “Program”).

(2)	Our board of directors approved the repurchase by us of up to an aggregate of 8,000,000 shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

On Friday, October 14, 2005, the shareholders approved an amendment which sought approval for a 2-for-1 stock split of the company’s Common Stock, effective October 14, 2005, by a vote as follows: 80,901,779 votes “For”, 395,681 votes “Against”, 17,807 votes “Abstained”, and 0 “Broker Non-Votes.”

At the meeting, shareholders approved an amendment which sought to increase the number of authorized shares of Common Stock from 130,000,000 shares to 480,000,000 shares, by a vote as follows: 57,802,828 votes “For”, 23,451,076 votes “Against”, 61,363 votes “Abstained”, and 0 “Broker Non-Votes”.

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

A report on Form 8-K was filed by the Company on July 26, 2005; such report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of the company’s earnings release for the quarter ended June 30, 2005.

A report on Form 8-K was furnished by the Company on August 5, 2005; such report contained information under Item 5 announcing the election of Kenneth E. Keiser to the company’s Board of Directors.

A report on Form 8-K was furnished by the Company on August 22, 2005; such report contained information regarding the company’s announcement that its board of directors declared a regular quarterly cash dividend.

A report on Form 8-K was furnished by the Company on September 1, 2005; such report contained information under Item 8 announcing a special meeting of the company’s stockholders on October 14, 2005, to vote on a proposed amendment of the company’s Certificate of Incorporation.

A report on Form 8-K was furnished by the Company on September 2, 2005; such report contained information under Item 8 regarding the Company’s acquisition, in separate transactions, two freight forwarding companies, Hirdes Group Worldwide and Bussini Transport S.r.l.

A report on Form 8-K was furnished by the Company on October 17, 2005; such report contained information under Item 8 announcing its shareholders approved a two-for-one stock split, effective as of the end of business October 14, 2005. In addition, the shareholders approved an increased share authorization to 480,000,000 shares.

A report on Form 8-K was filed by the Company on October 27, 2005; such report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of the company’s earnings release for the quarter ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2005

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By	/s/ Thomas K. Mahlke
Thomas K. Mahlke
Controller (principal accounting officer)