Form 10-K
period 2005-12-31
C H ROBINSON WORLDWIDE INC
filed 2006-03-16
CIK 1043277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

                                                                                        Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $4,595,358,000 (based on the last sale price of such stock as quoted on The NASDAQ National Market ($29.10) on such date).

As of March 6, 2006, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 173,354,127.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2005 (the “Annual Report”), are incorporated by reference in Part II.

Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 18, 2006 (the “Proxy Statement”), are incorporated by reference in Part III.

PART I

ITEM 1. BUSINESS

Overview

C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest third party logistics companies in North America with 2005 gross revenues of $5.7 billion. We provide freight transportation services and logistics solutions to companies of all sizes, in a wide variety of industries. During 2005, we handled approximately 4.4 million shipments for more than 20,500 customers. We operate through a network of 196 offices, which we call branches, in North America, South America, Europe, and Asia. We have developed global multimodal transportation and distribution networks to provide seamless logistics services worldwide. As a result, we have the capability of managing most aspects of the supply chain on behalf of our customers.

We are a non-asset based transportation provider, meaning we do not own the transportation equipment that is used to transport our customers’ freight. Through our relationships with approximately 40,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), air freight and ocean carriers, we select and hire the appropriate transportation to manage our customers’ freight needs. Being non-asset based means we can be flexible and focus on seeking solutions that work for our customers, rather than focusing on asset utilization. As an integral part of our transportation services, we provide a wide range of value-added logistics services, such as supply chain analysis, freight consolidation, core carrier program management, and information reporting.

In addition to multimodal transportation services, we have two other logistics business lines: fresh produce sourcing and fee-based information services.

Sourcing (the buying, selling, and brokering of fresh produce) was our original business when we were founded in 1905. Much of our logistics expertise can be traced to our significant experience in handling perishable commodities. We purchase fresh produce through our network of produce suppliers. Our customers include large grocery retailers, produce wholesalers, restaurants, and foodservice distributors. In the majority of cases, we also arrange the transport of the fresh produce we sell through our relationships with owners of specialized transportation equipment. In response to demand and changing market conditions, we have developed our own brand of produce, The Fresh 1®, and also have entered into licensing agreements to distribute produce under national brand names. The produce for these brands is sourced through various relationships and packed to order through contract packing agreements. We have also instituted quality assurance and monitoring procedures as part of our national brand programs.

Information Services, our third business line, is comprised of a C.H. Robinson subsidiary, T-Chek Systems, Inc. T-Chek’s customers are motor carriers, for which it provides a variety of management and information services such as fuel management services, funds transfer, fuel and use tax reporting, and driver payroll services. For several companies and truck stop chains, T-Chek captures sales and fuel cost data, provides management information to the seller, transfers funds to the truck stop, and invoices the carrier for fuel, cash advances, and our fee.

Our business model has been the main driver of our strong historical results and has positioned us for continued growth. Our principal competitive advantage is our large branch network of 196 offices, staffed by approximately 4,400 salespeople. These branch employees are in close proximity to both customers and carriers, which gives them broad knowledge of their local markets and enables them to respond quickly to customers’ and carriers’ changing needs. Employees act as a team in their sales efforts, customer service, and operations. Over 30% of our transactions are shared transactions between branches. Our branches work together to complete transactions and collectively meet the needs of our customers. For our top 100 customers (who comprise approximately one-third of our gross profits), we often coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. In addition, our methodology of providing services is very similar across all branches. Our North American branches have a common technology platform that they use to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction. A significant portion of our branch employees’ compensation is performance-oriented, based on the profitability of their branch and their contributions to the success of the branch. We believe this makes our sales employees more service-oriented, focused, and creative.

Historically we have grown primarily through internal growth, by expanding current offices, opening new branch offices, and hiring additional salespeople. We have augmented our growth through selective acquisitions. In February 2005 we acquired the operations and certain assets of three produce sourcing and marketing companies, FoodSource, Inc., FoodSource Procurement, LLC, and Epic Roots, Inc (collectively, the “Foodsource entities”). These entities had annual revenues of approximately $270 million in 2004. During the third quarter, we acquired two freight forwarding businesses, in separate transactions: Hirdes Group Worldwide (“Hirdes”), and Bussini Transport S.r.l. (“Bussini”). The two companies combined had gross revenues of approximately $52 million in 2004.

Hirdes provides air and ocean international forwarding with local cartage and operates in Germany and the United States. Bussini provides air and ocean international freight forwarding, customs brokerage, and domestic truck services. It is based in Milan, Italy. These companies now operate as nine different branches.

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

We can arrange all of the following modes of transportation, on a worldwide basis:

•	Truck — Through our contracts with motor carriers, we have access to dry vans, temperature-controlled units, and flatbeds. We also offer time-definite and expedited truck transportation. In many instances, we will consolidate partial shipments for several customers into full truckloads.

•	Less Than Truckload (“LTL”) — LTL transportation involves the shipment of small packages and single or multiple pallets of freight, up to and including full trailer-load freight. We focus on shipments of a single pallet or larger, although we handle any size shipment. Through our contracts with motor carriers and our operating system, we consolidate freight and freight information to provide our customers with a single source of information on their freight.

•	Intermodal – C.H. Robinson’s intermodal transportation service is the shipment of freight in trailers or containers, by a combination of truck and rail. We have intermodal marketing contracts with railroads, and we arrange local pickup and delivery (known as drayage) through local motor carriers.

•	Ocean — As a non-asset based ocean carrier and freight forwarder, we consolidate shipments, determine routing, select ocean carriers, contract for ocean shipments, provide for local pickup and delivery of shipments, and arrange for customs clearance of shipments, including the payment of duties.

•	Air — We provide door-to-door service as a full-service air freight forwarder, primarily internationally.

On a day-to-day basis, customers communicate their freight needs, typically on a shipment-by-shipment basis, to the branch salesperson responsible for their account. Customers communicate with us by means of telephone, fax, Internet, e-mail, or EDI (Electronic Data Interchange). The branch employee ensures that all appropriate information about each shipment is entered into our proprietary operating system. With the help of information provided by the operating system, the salesperson then determines the appropriate mode of transportation for the shipment and selects a carrier or carriers, based upon their knowledge of the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Based on the information he or she has about the market and rates, the salesperson may either determine an appropriate price at that point, or wait to communicate with a carrier directly before setting a price. In many cases, employees from different branch offices collaborate to match the appropriate carrier to the customer’s freight, and the branch offices agree to an internal profit split.

Once the carrier is selected, the salesperson communicates with the carrier to agree on the price for the transportation and the carrier’s commitment to provide the transportation. At this point, the salesperson provides the carrier information to the customer. We then remain in contact with the carrier, mainly by phone calls with the driver, and rely on them to provide us status updates of the shipment through delivery. Our branch employees price our services to provide a profit to us for the totality of services performed for the customer.

We are a principal in the transaction. By accepting the customer’s order, we accept certain responsibilities for transportation of the shipment from origin to destination. The carrier’s contract is with us, not the customer, and we are responsible for prompt payment of carrier charges. In the cases where we have agreed to pay for claims for damage to freight while in transit, we pursue reimbursement from the carrier for the claims.

As a result of our logistics capabilities, some of our customers have us handle all, or a substantial portion, of their freight transportation requirements to or from a particular manufacturing facility or distribution center. In a number of instances, we have contracts with the customer in which we agree to handle an estimated, approximate number of shipments usually to specified destinations, such as from the customer’s plant to a distribution center. Our commitment to handle the shipments is usually at specific rates, subject to seasonal variation. Most of our rate commitments are for one year or less. As is typical in the transportation industry, most of these contracts do not include specific volume commitments or “must haul” requirements.

The majority of our truckload freight is priced to our carriers on a spot market, or transactional, basis, even when we are working with the customer on a contractual basis. In a small number of cases, we may get advance commitments from one or more carriers to transport contracted shipments, for the length of our customer contract.

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

As we have emphasized integrated logistics solutions, our relationships with many customers have broadened and we have become business partners with our customers, responsible for a greater portion of their supply chain management. We may serve our customers through specially created teams and through several branches. Our multimodal transportation services are provided to numerous international customers through our worldwide branch network. See Note 1 in the “Notes to Consolidated Financial Statements” included as part of our audited consolidated financial statements for an allocation of our gross revenues from domestic and foreign customers for the years ended December 31, 2005, 2004, and 2003 and our long-lived assets as of December 31, 2005 and 2004, in the United States and in foreign locations.

The table below shows our gross profits by transportation mode for the periods indicated:

Transportation Gross Profits

(in thousands)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Truck(1)	$666,605	$501,940	$401,709	$361,353	$347,991
Intermodal	31,392	29,960	28,103	21,111	16,119
Ocean	29,182	20,558	19,027	17,007	16,345
Air	13,321	8,570	4,891	3,068	2,699
Miscellaneous(2)	19,824	14,709	10,973	8,772	7,286

Total	$760,324	$575,737	$464,703	$411,311	$390,440

(1)	Includes LTL gross profits.
(2)	Consists of fee-based transportation management services, customs clearance (Automated Brokerage Interface (ABI) and Automated Clearing House (ACH) capabilities with the Bureau of U.S. Customs and Border Protection), warehousing, and other miscellaneous services.

Transportation services accounted for approximately 87% of our gross profits in 2005 and 2004, and approximately 85% in 2003.

Sourcing

Throughout our 100-year history, we have been in the business of sourcing fresh produce. Much of our logistics expertise can be traced to our significant experience in handling perishable commodities. Because of its perishable nature, produce must be rapidly packaged, carefully transported within tight timetables in temperature controlled equipment, and quickly distributed to replenish high-turnover inventories maintained by retailers, wholesalers, foodservice companies, and restaurants. In most instances, we consolidate individual customers’ produce orders into truckload quantities at the point of origin and arrange for transportation of the truckloads, often to multiple destinations.

During the past decade, we have actively sought to expand our sourcing customer base by focusing on large multistore grocery retailers, restaurant chains and foodservice providers. Traditionally, grocery retailers have relied mainly on regional or even local purchases from food wholesalers for produce sourcing and store-level distribution. As these retailers have expanded through store openings and industry consolidation, these methods have become inefficient. Our logistics and perishable commodities sourcing expertise can improve the retailers’ produce purchasing, and provide uniform quality from region to region and store to store.

Our sourcing services have expanded to include just-in-time replenishment, commodity management and business analysis. In response to demand and changing market conditions, we introduced our proprietary brand of produce, The Fresh 1®, which includes a wide range of fruits and vegetables that are uniform in quality and top grade. Since 1998, we have entered into new branded produce programs, including licensing agreements to distribute produce under major national brands. These brands have expanded our market presence and relationships with some of our retail customers. We have also instituted quality assurance and monitoring programs as part of our national brand programs. Our acquisitions of the Foodsource entities in 2005 further expanded our service capabilities in sourcing.

Sourcing accounted for approximately 9% of our gross profits in 2005, 8% of our gross profits in 2004, and approximately 10% in 2003.

Information Services

Information Services is comprised of a subsidiary of C.H. Robinson, T-Chek Systems, Inc. T-Chek’s customers are motor carriers and truck stop chains. T-Chek provides its motor carrier customers with fuel management services, funds transfer, fuel and use tax reporting, driver payroll services, permits, and on-line access to custom-tailored information management reports, all through the use of its proprietary automated systems. These systems enable motor carriers to track equipment, manage fleets, and dictate where and when their drivers purchase fuel. For several companies and truck stop chains, T-Chek captures sales and fuel cost data, provides management information to the seller, and invoices the carrier for fuel, cash advances, and our fee.

Information Services accounted for approximately 4% of our gross profits in 2005 and 5% of our gross profits in 2004 and 2003.

Organization

To keep us close to our customers and markets, we have created and continue to expand a network of 196 offices, which we call “branches.” Our branches are supported by executives and other centralized, shared services. Approximately 11% of our employees are corporate employees who provide these centralized, shared services. Nearly half of the corporate employees are information technology personnel who develop and maintain our proprietary operating system software and our wide area network.

Branch Network

Each branch office is responsible for its own growth and profitability. Our branch salespeople are responsible for developing new business, negotiating and pricing services, receiving and processing service requests from customers, and contracting with carriers to provide the transportation requested. In addition to routine transportation, salespeople are often called upon to handle customers’ unusual, seasonal, and emergency needs. Shipments to be transported by truck are priced at the branch level, and branches cooperate with each other to hire carriers provide transportation. Branches may rely on expertise in other branches when contracting LTL, intermodal, international ocean and air shipments. Multiple branches may also work together to service larger, national accounts where the expertise and resources of more than one branch are required to meet the customer’s needs. Their efforts are usually coordinated by one “lead” branch on the account.

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

Newly hired branch employees go through on-the-job training at the branch level, that emphasizes development of the necessary skills and customer service philosophy to become productive members of a branch team. We expect most new salespeople to start contributing to the success of the branch in a matter of weeks. In addition, each new salesperson attends a national training meeting to further their skills and have the opportunity to develop relationships with employees of other branches.

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

All of our managers and certain other employees who have significant responsibilities are eligible to participate in our amended 1997 Omnibus Stock Plan. To promote long-term share ownership, in 2005, 930 employees were awarded a total of 2,394,290 restricted stock units or shares. In 2004, 577 employees were awarded a total of 298,116 restricted stock units or shares. In 2003, 656 employees were awarded a total of 1,732,050 restricted stock units or shares. Employees at all levels, after a qualifying period of employment, are eligible to participate in our Employee Stock Purchase Plan.

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

The executive are designated annually by the Board of Directors. Below are the names, ages, and positions of the executive officers:

Name	Age	Position
John P. Wiehoff	44	chief executive officer, president and director
James E. Butts	50	vice president
Linda U. Feuss	49	vice president, general counsel and secretary
James P. Lemke	38	vice president, produce
Chad M. Lindbloom	41	vice president and chief financial officer
Thomas K. Mahlke	34	corporate controller
Scott A. Satterlee	37	vice president
Mark A. Walker	48	vice president

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

Employees

As of December 31, 2005, we had a total of 5,776 employees, of whom 5,100 were located in our branch offices. Services such as accounting, information technology, legal, marketing communications, human resource support, credit and claims management are supported centrally.

Customers and Marketing

We seek to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing them with a full range of logistics services. During 2005, we served over 20,500 customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries. During 2005, no customer accounted for more than 6.5% of gross revenues or 3.3% of gross profits. In recent years, we have grown by adding new customers and by increasing our volumes with, and providing more services to, our existing customers.

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

Branches seek additional business from existing customers and pursue new customers based on their knowledge of local markets and the range and value of logistics services that we can provide. We have also expanded our national sales and marketing support to enhance branch sales capabilities. Increasingly, branches call on our executives, our global sales staff and a central logistics group to support them in the pursuit of multinational corporations and other companies with more complex logistics requirements.

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

As of December 31, 2005, we had qualified approximately 40,000 carriers worldwide, of which the vast majority are motor carriers. These carriers provide access to temperature controlled vans, dry vans and flatbeds. These carriers are of all sizes, including owner-operators of a single truck, small and mid-size fleets, private fleets and the largest national trucking companies. Consequently, we are not dependent on any one carrier. Our largest truckload carrier was less than 2% of our total cost of transportation in 2005. We qualify each carrier to make sure it is properly licensed and insured, has an adequate safety rating, and that it has the resources to provide the necessary level of service on a dependable basis. Our motor carrier contracts require that the carrier issue invoices only to and accept payment solely from us, and allow us to withhold payment to satisfy previous claims or shortages. To fulfill regulatory requirements, our motor carrier contracts commit to a series of three shipments and an initial transportation rate. Our standard contracts do not include volume commitments, and the initial contract rate is modified each time we confirm an individual shipment with a carrier.

As of December 31, 2005, we also had intermodal marketing contracts with railroads, including all of the major North American railroads, giving us access to additional trailers and containers. Our contracts with railroads specify the transportation services and payment terms by which our intermodal shipments are transported by rail. Intermodal transportation rates are typically negotiated between us and the railroad on a customer-specific basis.

Because we don’t own any transportation equipment or employ the people directly involved with the delivery of our customers’ freight, these relationships are critical to our success and we rely on them to provide us with information regarding the status of shipments during transit and upon delivery. Delays in these communications could cause us to record transactions late because we recognize revenue when we know our services are completed. We have developed systems and controls to make these status updates as efficient and timely as possible for us and the carrier.

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

We often compete with respect to price, scope of services, or a combination thereof, but believe that our most significant competitive advantages are:

•	our branch network, which enables our salespersons to gain broad knowledge about individual customers, carriers and the local and regional markets they serve, and to provide superior customer service based on that knowledge,

•	our 40,000 carrier relationships,

•	our size, relative to other providers. Because of the large number of transactions we do annually, 4.4 million in 2005, we have greater opportunity to efficiently match available capacity with customer needs. Our scale is an advantage in attracting more carriers, which in turn enables us to service our customers more efficiently and earn more business,

•	our dedicated employees and entrepreneurial culture, which are supported by our performance-based compensation system,

•	our proprietary information systems,

•	our ability to provide a broad range of logistics services, and

•	our ability to provide door-to-door services on a worldwide basis.

Communications and Information Systems

Our information systems are essential to our ability to efficiently communicate, service our customers and carriers, and manage our business. Our proprietary information systems help our employees efficiently manage more than 4.4 million shipments annually, 20,500 customer relationships, and 40,000 carrier relationships. Our employees are linked with each other and with our customers and our carriers by telephone, fax, Internet, e-mail, and/or EDI to communicate shipment requirements and availability, and to confirm and bill orders. Through our Internet sites CHRWonline.com and

CHRWtrucks.com, customers and carriers can contract shipments or equipment and track and trace shipments, including delivery confirmation. Customers and carriers also have access to other information in our operating systems through the Internet.

Our branch employees use our information systems to identify freight matching opportunities, communicate and coordinate activity with other branches, and “cross-cover” or find equipment for other branches’ freight. Our systems help our salespeople service customer orders, select the optimal modes of transportation, build and consolidate shipments, and select routes, all based on customer-specific service parameters. Our systems also make shipment data visible to the entire sales team as well as customers and carriers, enabling our salespeople to select carriers and track shipments in progress. Our systems automatically provide visible alerts to arising problems. Our systems use data captured from daily transactions to generate various management reports that are available to our customers. These reports provide them with information on traffic patterns, product mix, and production schedules, and support analysis of their own customer base, transportation expenditure trends, and the impact on out-of-route costs.

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

We source fresh produce under a license issued by the U.S. Department of Agriculture. Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Our T-Chek operations are subject to federal and state money transfer regulations under the USA Patriot Act of 2001.

Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, some shipments for which we arrange transportation may be subject to licensing, registration or permit requirements. We generally rely on the carrier transporting the shipment to ensure compliance with these types of requirements. We, along with the carriers that we rely on in arranging transportation services for our customers, are also subject to a variety of federal and state safety and environmental regulations. Although compliance with the regulations governing licensees in these areas has not had a materially adverse effect on our operations or financial condition in the past, there can be no assurance that such regulations or changes thereto will not adversely impact our operations in the future. Violation of these regulations could also subject us to fines as well as increased claims liability.

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

Agricultural chemicals used on agricultural commodities intended for human consumption are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Concern about particular chemicals and alleged contamination can lead to product recalls, and tort claims may be brought by consumers of allegedly affected produce. As a seller of produce, we may, under certain circumstances, have legal responsibility arising from produce sales. We carry product liability coverage under our general liability and umbrella policies to cover this type of risk. In addition, in the event of a recall, we may be required to bear the cost of repurchasing, transporting, and destroying any allegedly contaminated product, which is generally not insured. Any recall or allegation of contamination could affect our reputation, particularly of our The Fresh 1® and other licensed brands. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.

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

ITEM 1A. Risk Factors

Demand for our services may decrease during an economic recession. The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, fuel shortages, price increases by carriers, interest rate fluctuations, and other economic factors beyond our control. Carriers can be expected to charge higher prices to cover higher operating expenses, and our net revenues and income from operations may decrease if we are unable to pass through to our customers the full amount of higher transportation costs. If economic recession or a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, particularly among certain national retailers or in the food, beverage. Paper, or printing industries, our operating results could also be adversely affected.

We depend upon others to provide equipment and services. We do not own or control the transportation assets that deliver our customers freight and we do not employ the people directly involved in delivering the freight. We are dependent on independent third parties to provide truck, rail, ocean and air services and to report certain events to us including delivery information and freight claims. This reliance could cause delays in reporting certain events, including recognizing revenue and claims. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control including:

•	equipment shortages in the transportation industry, particularly among truckload carriers,

•	interruptions in service or stoppages in transportation as a result of labor disputes,

•	changes in regulations impacting transportation, and

•	unanticipated changes in transportation rates.

Our international business raises additional difficulties. We provide services within and between continents on an increasing basis. Our business outside of the United States is subject to various risks, including:

•	changes in economic and political conditions and in governmental policies,

•	changes in compliance with international and domestic laws and regulations,

•	wars, civil unrest, acts of terrorism and other conflicts,

•	natural disasters,

•	changes in tariffs, trade restrictions, trade agreements and taxations,

•	difficulties in managing or overseeing foreign operations,

•	limitations on the repatriation of funds because of foreign exchange controls,

•	different liability standards, and

•	intellectual property laws of countries which do not protect our intellectual property rights to the same extent as the laws of the United States.

The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region.

As we expand our business in foreign countries we will expose the Company to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have limited control over these risks, and if we do not correctly anticipate changes in international economic and political conditions, we may not alter our business practices in time to avoid adverse effects.

Our ability to hire additional people is important to the continued growth of our business. Our continued success depends upon our ability to attract and retain a large group of motivated salespersons and other logistics professionals. Our growth may be limited if we cannot recruit and retain a sufficient number of people. We cannot guarantee that we will be able to continue to hire and retain a sufficient number of qualified personnel. Because of our comprehensive employee training program, our employees are attractive targets for new and existing competitors. Our rapid expansion of operations has placed added demands on our management. Continued expansion depends in large part on our ability to develop successful employees into managers.

We face substantial industry competition. Competition in the transportation services industry is intense and broad based. We compete against other non-asset based logistics companies as well as logistics companies that own their own equipment, third party freight brokers, Internet matching services and Internet freight brokers, and carriers offering logistics services. We also compete against carriers’ internal sales forces and shippers’ transportation departments. We often buy and sell transportation services from and to many of our competitors. Increased competition could create downward pressure on freight rates, and continued rate pressure may adversely affect our gross profit and income from operations.

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

Our earnings may be affected by seasonal changes in the transportation industry. Results of operations for our industry generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. In recent years, our operating income and earnings have been lower in the first quarter than in the other three quarters. Although seasonal changes in the transportation industry have not had a significant impact on our cash flow or results of operations, we expect this trend to continue and we cannot guarantee that it will not adversely impact us in the future.

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

Sourcing and reselling fresh produce exposes us to possible product liability. Agricultural chemicals used on fresh produce are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Product recalls in the produce industry have been caused by concern about particular chemicals and alleged contamination, often leading to lawsuits brought by consumers of allegedly affected produce. Because we sell produce, we may have legal responsibility arising from the sale. While we are insured for up to $100 million for product liability claims, settlement of class action claims is often costly, and we cannot guarantee that our liability coverage will be adequate and will continue to be available. If we have to recall produce, we may be required to bear the cost of repurchasing, transporting and destroying any allegedly contaminated product, which our insurance does not cover. Any recall or allegation of contamination could affect our reputation, particularly of our produce brand: The Fresh 1® or one of our other licensed branded products. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.

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

We derive a significant portion of our gross revenues and gross profit from our largest clients. The sudden loss of many of our major clients could materially and adversely affect our operating results.

We may be unable to identify or complete suitable acquisitions and investments. We may acquire or make investments in complementary businesses, products, services or technologies. We cannot guarantee that we will be able to identify suitable acquisitions or investment candidates. Even if we identify suitable candidates, we cannot guarantee that we will make acquisitions or investments on commercially acceptable terms, if at all. If we acquire a company, we may have difficulty integrating its businesses, products, services, technologies and personnel into our operations. Acquired companies or operations may have unexpected liabilities, and we may face challenges in retaining significant customers of acquired companies. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our results of operations. In addition, we may incur debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of any equity securities could be dilutive to our stockholders.

Our growth and profitability may not continue, which may result in a decrease in our stock price. Historically, our long-term growth objective has been 15% for gross profits, operating income, and earnings per share. There can be no assurance that our long-term growth objective will be achieved or that we will be able to effectively adapt our management, administrative and operational systems to respond to any future growth. Our operating margins could be adversely affected by future changes in and expansion of our business or by changes in economic or political conditions. Slower or less profitable growth or losses could adversely affect our stock price.

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

All but one of our branch offices are leased from third parties under leases with initial terms ranging from three to ten years. However, we do own the location in Chicago listed below. Our branch offices range in space from 1,000 to 80,000 square feet. The following table lists our largest U.S. locations:

City/State	Approximate Square Feet
Eden Prairie, MN	98,000
Chicago, IL	80,000
Coralville, IA	19,182
Southfield, MI	18,464
Chicago, IL	14,192
Monterrey, CA	12,712
Cordova, TN	11,617
Willowbrook, IL	11,352
Oak Brook, IL	10,749
Los Angeles, CA	10,695
Atlanta, GA	10,693
Elk Grove Village, IL	10,063
West Deptford, NJ	10,046
Phoenix, AZ	10,000
Ankeny, IA	9,196
Tampa, FL	8,721
Overland Park, KS	8,548
Plano, TX	8,276
Paulsboro, NJ	7,979
Knoxville, TN	7,733
Brooklyn Center, MN	7,615
Grand Rapids, MI	7,074

We also lease approximately 312,000 square feet of warehouse space throughout the United States. The following table lists our largest warehouses:

City/State	Approximate Square Feet
Bollingbrook, IL	139,000
Rochester, NY	66,500
Medley, FL	53,500
Vancouver, WA	42,700

We consider our current office spaces and warehouse facilities adequate for our current level of operations. We have not had difficulty in obtaining sufficient office space and believe we can renew existing leases or relocate branches to new offices as leases expire.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in litigation arising out of our employment relationships. As first reported in our Form 10-Q for the quarter ended September 30, 2002, we were named as a defendant in a lawsuit filed on October 2, 2002, in the United States District Court for the District of Minnesota by a number of our present and former female employees. The lawsuit alleged a hostile working environment, unequal pay, promotions and opportunities for women and failure to pay overtime. The plaintiffs sought unspecified monetary and non-monetary damages and class action certification. On March 31, 2005, the judge issued an order denying class certification for the hostile working environment claims, and allowing class certification for the claims of gender discrimination in pay and promotion. This is a procedural step, and we continue to deny all allegations and vigorously defend the suits. The judge also granted our motions for summary judgment as to the hostile working environment claims of ten of the named plaintiffs, and dismissed those claims. In addition, we have insurance coverage for some of the claims asserted in the lawsuit. Currently, the amount of any loss is not expected to be material to us; however, unfavorable developments could have a material adverse effect on our consolidated financial statements. Trial of the class claims is scheduled for April, 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 14, 2005, the shareholders approved an amendment which sought approval for a 2-for-1 stock split of the company’s Common Stock, effective October 14, 2005, by a vote as follows: 80,901,779 votes “For”, 395,681 votes “Against”, 17,807 votes “Abstained”, and 0 “Broker Non-Votes.”

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock began trading on The NASDAQ National Market under the symbol “CHRW” on October 15, 1997. On October 14, 2005, our shareholders approved a two-for-one stock split, effective at the end of the business the same day. All share and per share amounts in this Form 10-K have been restated to reflect our stock split.

The following table sets forth, for the periods indicated, the high and low sales prices of our Common Stock, as quoted on the NASDAQ National Market.

2005	High	Low
Fourth Quarter	$41.70	$30.15
Third Quarter	32.17	28.38
Second Quarter	29.81	23.60
First Quarter	28.05	25.21

2004	High	Low
Fourth Quarter	$28.20	$22.79
Third Quarter	23.38	20.57
Second Quarter	23.09	19.44
First Quarter	20.77	18.30

On March 6, 2006, the closing sales price per share of our Common Stock as quoted on the NASDAQ National Market was $44.89 per share. On March 6, 2006, there were approximately 188 holders of record and approximately 14,900 beneficial owners of our Common Stock.

During 1999, the Board of Directors authorized a second stock repurchase plan, allowing for the repurchase of 8,000,000 shares. We purchased approximately 1,240,000 shares of our Common Stock in 2005 under this plan. There are approximately 5,148,000 shares remaining for purchase under this plan. We intend to fund any future repurchases with internally generated funds.

We declared quarterly dividends during 2004 for an aggregate of $0.255 per share, and quarterly dividends during 2005 for an aggregate of $.355 per share. We have declared a quarterly dividend of $.13 per share payable to shareholders of record as of March 10, 2006, payable on April 3, 2006. Our declaration of dividends is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon our results of operations, capital requirements and financial condition, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or continue to pay dividends on the shares of Common Stock in the future.

Participants in the Robinson Companies Retirement Plan may, among other investment options, elect to invest their contributions and our matching contributions in shares of our Common Stock. When plan participants elect to invest plan contributions in shares of our Common Stock, the plan trustee, American Express, purchases shares of our Common Stock on the open market and holds those shares beneficially for plan participants. During the quarter ended December 31, 2005, plan participants elected to invest plan contributions in a total of approximately 28,000 shares of our Common Stock having an approximate aggregate purchase price of $754,000. Because participants may elect to invest plan contributions in shares of our Common Stock, the plan is required to be registered under the Securities Act of 1933. There is no exemption from registration under the Securities Act available for the plan. On November 12, 2003, we registered the plan pursuant to a Form S-8 filed with the Securities and Exchange Commission.

The following table provides information about purchases by the company during the quarter ended December 31, 2005 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/01/05-10/31/05	4,000	$35.02	4,000	5,470,000
11/01/05- 11/30/05	156,000	38.84	156,000	5,314,000
12/01/05- 12/31/05	168,000	38.32	168,000	5,146,000

Total:	328,000	$38.50	328,000	5,146,000

(1)	We repurchased an aggregate of 328,000 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February 1999 (the “Program”).
(2)	Our board of directors approved the repurchase by us of up to an aggregate of 8,000,000 shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 6. SELECTED FINANCIAL DATA

Selected consolidated financial and operating data on page 34 of the Annual Report is incorporated in this Form 10-K by reference. This information is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis on pages 35 through 47 of the Annual Report is incorporated in this Form 10-K by reference. This section is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about Market Risk on page 47 of the Annual Report is incorporated in this Form 10-K by reference. This section is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto on pages 48 through 68 of the Annual Report are incorporated in this Form 10-K by reference. These financial statements are also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 2004 and 2005, and through the date of this report, there were no disagreements with the independent public accountants on accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

During the third quarter, we acquired two freight forwarding businesses in separate transactions, Hirdes Group Worldwide (“Hirdes”), and Bussini Transport S.r.l. (“Bussini”), which were not included in our assessment of the effectiveness of our internal control over financial reporting. As a result, management’s conclusion regarding the effectiveness of our internal control over financial reporting does not extend to these companies.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Controls Over Financial Reporting

During the fourth quarter, we implemented a new human resources and payroll software package. This package is licensed by a well known software vendor and is used to process payroll for U.S. and Canadian employees. There have not been any other changes to the company’s internal control over financial reporting during the fiscal year, to which this report relates, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plans

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders[1]	6,656,634	$12.41	8,663,075
Equity compensation plans not approved by security holders	—	—	—
Total	6,656,634	$12.41	8,663,075

1	Includes stock available for issuance under our Directors’ Stock Plan and our Employee Stock Purchase Plan, as well as options and restricted stock granted and shares that may become subject of future awards under our 1997 Omnibus Stock Plan. Specifically, 57,086 shares remain available under our Directors’ Stock Plan and 5,934,799 shares remain available under our Employee Stock Purchase Plan. Under our 1997 Omnibus Stock Plan, 2,671,190 shares may become subject of future awards in the form of stock option grants or the issuance of restricted stock.

(b) Security Ownership

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated in this Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Proposal Two: Selection of Independent Auditors” in the Proxy Statement is incorporated in this Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements.

Our consolidated financial statements listed below on pages 48 through 65 of the Annual Report are incorporated in this Form 10-K by reference. These financial statements are included in Exhibit 13 to this Form 10-K, as filed with the SEC.

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Stockholders’ Investment for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

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

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

Report on Form 8-K, dated October 25, 2005, filed in connection with our release of earnings for the three months ended September 30, 2005.

(c) See Item 15(a)(3) above.

(d) See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on March 16, 2006.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Linda U. Feuss
Linda U. Feuss
Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2006.

Signature	Title

/s/ John P. Wiehoff John P. Wiehoff	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Chad M. Lindbloom Chad M. Lindbloom	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Thomas K. Mahlke Thomas K. Mahlke	Corporate Controller (Principal Accounting Officer)

* D.R. Verdoorn	Chairman of the Board

* ReBecca Koenig Roloff	Director

* Robert Ezrilov	Director

* Gerald A. Schwalbach	Director

* Wayne M. Fortun	Director

* Brian P. Short	Director

* Michael W. Wickham	Director

* Kenneth E Keiser	Director

* By:	/s/ Linda U. Feuss
Linda U. Feuss
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

C.H. Robinson Worldwide, Inc.

Eden Prairie, Minnesota

We have audited the consolidated financial statements of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 16, 2006; such consolidated financial statements and reports are included in your 2005 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Minneapolis, Minnesota

March 16, 2006

Schedule II. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

The transactions in the allowance for doubtful accounts for the years ended December 31, 2005, 2004, and 2003 were as follows (in thousands):

	December 31, 2005	December 31, 2004	December 31, 2003
Balance, beginning of year	$25,204	$23,569	$24,155
Provision	8,878	8,823	5,180
Write-offs	(4,643)	(7,188)	(5,766)

Balance, end of year	$29,439	$25,204	$23,569

Index to Exhibits

Number	Description
3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.1	Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.2	Rights Agreement between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota, N.A.) (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.1	1997 Omnibus Stock Plan (as amended May 1, 2001) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

†10.2	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.3	C.H. Robinson Worldwide, Inc. Directors’ Stock Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

*10.4	Form of Management Employment and Noncompetition Agreement

10.5	Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.6	Management Bonus Plan (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.7	Asset Purchase Agreement dated November 18, 1999, by and among the Company, C.H. Robinson Company, American Backhaulers, Inc., Paul L. Loeb, the Paul L. Loeb Family Trust and the Jodi Sue Loeb Family Trust (Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K dated December 28, 1999)

†10.8	Robinson Companies Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-47080)

10.9	Robinson Companies Nonqualified Deferred Compensation Plan Trust Agreement, dated January 1, 2001, by and between C. H. Robinson Worldwide, Inc. and American Express Trust Company (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

†10.10	Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C. H. Robinson Worldwide, Inc. and John P. Wiehoff (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

†*10.11	Form of Restricted Stock Award for U.S. Managerial Employees

*13	Selected pages of the Company’s Annual Report to Stockholders for the year ended December 31, 2005

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*24	Powers of Attorney

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report
*	Filed herewith