Form 10-Q
period 2006-03-31
C H ROBINSON WORLDWIDE INC
filed 2006-05-10
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

As of May 2, 2006, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 173,702,910.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$256,427	$230,628
Available-for-sale securities	124,225	122,551
Receivables, net of allowance for doubtful accounts of $29,109 and $29,439	706,968	716,725
Deferred tax asset	7,866	5,999
Prepaid expenses and other	13,291	8,878

Total current assets	1,108,777	1,084,781

PROPERTY AND EQUIPMENT, net	62,497	60,721
GOODWILL, net	230,888	223,137
INTANGIBLE AND OTHER ASSETS, net	24,277	26,429

Total assets	$1,426,439	$1,395,068

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable and outstanding checks	$487,674	$473,882
Accrued expenses –
Compensation and profit-sharing contribution	31,762	94,333
Income taxes and other	64,856	44,268

Total current liabilities	584,292	612,483

LONG TERM LIABILITIES:
Deferred tax liability	—	1,469
Non-qualified deferred compensation obligation	1,238	1,079

Total liabilities	585,530	615,031

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 174,111 shares issued, 173,591 and 173,030 shares outstanding	17,359	17,303
Additional paid-in capital	244,983	244,284
Retained earnings	599,109	553,341
Cumulative other comprehensive income	(1,600)	(1,901)
Treasury stock at cost (519 and 1,081shares)	(18,942)	(32,990)

Total stockholders’ investment	840,909	780,037

Total liabilities and stockholders’ investment	$1,426,439	$1,395,068

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
GROSS REVENUES
Transportation	$1,215,909	$999,936
Sourcing	273,422	206,109
Information Services	9,784	8,895

Total gross revenues	1,499,115	1,214,940
COST OF TRANSPORTATION, PRODUCTS AND HANDLING
Transportation	992,942	826,090
Sourcing	251,116	189,468

Total cost of transportation, products and handling	1,244,058	1,015,558

GROSS PROFITS	255,057	199,382
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Personnel expenses	127,211	100,929
Other selling, general, and administrative expenses	35,412	30,661

Total selling, general, and administrative expenses	162,623	131,590

INCOME FROM OPERATIONS	92,434	67,792
INVESTMENT AND OTHER INCOME
Interest income and other	2,583	1,014
Non-qualified deferred compensation investment gain	82	117

Total investment and other income	2,665	1,131

INCOME BEFORE PROVISION FOR INCOME TAXES	95,099	68,923
PROVISION FOR INCOME TAXES	36,985	27,147

NET INCOME	58,114	41,776
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	399	(755)

COMPREHENSIVE INCOME	$58,513	$41,021

BASIC NET INCOME PER SHARE	$0.34	$0.25

DILUTED NET INCOME PER SHARE	$0.33	$0.24

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	171,219	169,876
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	4,048	4,256

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	175,267	174,132

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$58,114	$41,776
Adjustments to reconcile net income to net cash provided by operating activities–
Stock-based compensation	14,529	9,323
Depreciation and amortization	5,567	3,883
Provision for doubtful accounts	1,955	2,015
Other non-cash (income) expenses	(3,199)	1,177
Changes in operating elements–
Receivables	7,802	(38,091)
Prepaid expenses and other	(4,413)	(2,418)
Accounts payable	13,699	22,120
Accrued compensation and profit sharing contribution	(58,547)	(33,618)
Accrued income taxes and other	20,587	17,447

Net cash provided by operating activities	56,094	23,614

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(6,477)	(8,505)
Purchases of available for-sale-securities	(39,163)	(8,771)
Sales/maturities of available for-sale-securities	37,489	8,204
Cash paid for acquisitions, net	(7,974)	(43,590)
Other	1,750	(1,185)

Net cash used for investing activities	(14,375)	(53,847)

FINANCING ACTIVITIES:
Proceeds from stock issued for employee benefit plans	12,103	7,470
Repurchase of common stock	(12,346)	(5,775)
Excess tax benefit on stock based compensation plans	6,708	900
Cash dividends	(22,589)	(12,832)

Net cash used for financing activities	(16,124)	(10,237)

Effect of exchange rates on cash	204	(770)
Net increase (decrease) in cash and cash equivalents	25,799	(41,240)
CASH AND CASH EQUIVALENTS, beginning of period	230,628	166,476

CASH AND CASH EQUIVALENTS, end of period	$256,427	$125,236

See accompanying notes.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) is a global provider of multimodal transportation services and logistics solutions through a network of 199 branch offices operating in North America, South America, Europe, and Asia. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of results to be expected for the entire year.

Consistent with SEC rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read the condensed consolidated financial statements and related notes in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2005.

2. Goodwill and Intangible Assets

A summary of our intangible assets as of March 31, 2006 is as follows (in thousands):

	Unamortizable intangible assets	Amortizable intangible assets
Gross	$242,817	$25,584

Accumulated amortization	(11,929)	(8,327)

Net	$230,888	$17,257

The change in the carrying amount of goodwill for the period ended March 31, 2006 is as follows (in thousands):

Balance December 31, 2005	$223,137
Goodwill associated with acquisitions	7,751

Balance March 31, 2006	$230,888

The change in the carrying amount of amortizable intangible assets for the period ended March 31, 2006 is as follows (in thousands):

Balance December 31, 2005	$18,520
Amortization expense	(1,263)

Balance March 31, 2006	$17,257

Amortization expense for the three months ended March 31, 2006 for other intangible assets was $1.3 million. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at March 31, 2006 is as follows (in thousands):

Remainder of 2006	$3,466
2007	4,454
2008	4,442
2009	4,224
2010	653

3. Litigation

As we previously disclosed, during 2002 we were named as a defendant in two lawsuits by a number of present and former employees. The first lawsuit alleges a hostile working environment, unequal pay, promotions, and opportunities for women, and failure to pay overtime. The second lawsuit alleges a failure to pay overtime. The plaintiffs in both lawsuits sought unspecified monetary and non-monetary damages and class action certification.

On March 31, 2005, the judge issued an order denying class certification for the hostile working environment claims, and allowing class certification for certain claims of gender discrimination in pay and promotion. The judge also granted our motions for summary judgment as to the hostile working environment claims of ten of the named plaintiffs, and dismissed those claims.

The gender discrimination class claims and the remaining two hostile work environment claims were settled in principle on April 11, 2006, subject to preliminary court approval on June 12, 2006. The settlement consists of $15 million for all damages, costs, and attorneys’ fees, to be allocated as determined by the Court. The $15 million is within C.H. Robinson’s insurance coverage limits. The proposed settlement also includes programmatic relief offered by C.H. Robinson. As a condition of the settlement, C.H. Robinson made no admission of liability.

The settlement proposal does not include the overtime pay lawsuits, or the claims of putative class members who have now filed individual EEOC charges after the denial of class status on March 31, 2005. We continue to deny all allegations and are vigorously defending the remaining charges. Currently, the amount of any possible loss to the company cannot be estimated, however an unfavorable result could have a material adverse effect on our financial condition, results of operations, and cash flows.

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

4. Stock-based compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-based Payment, using the modified prospective application method. Prior to this adoption, we had previously adopted the fair value recognition provisions of SFAS No. 123 using the retroactive restatement method described in SFAS No. 148 effective January 1, 2004. Because the fair value recognition provisions of SFAS No. 123, Stock-Based Compensation, and SFAS No. 123(R) were materially consistent under our equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123(R) requires the excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

Our net income for the three months ended March 31, 2006 includes $14.5 million of compensation costs and $5.6 million of income tax benefits related to our stock-based compensation arrangements. Our net income for the three months ended March 31, 2005 includes $9.3 million of compensation costs and $2.9 million of income tax benefits related to our stock-based compensation arrangements.

As of March 31, 2006, there was a total of $76.8 million of unrecognized compensation costs associated to our stock-based compensation plans. Of this amount, $71.4 million is related to our restricted stock plan, nearly all of which vests based on company performance over a period of five years through December 31, 2010, and an additional $5.4 million is related to stock options, that are scheduled to be recognized over their vesting period that extends until the first quarter of 2008.

Stock Award Plans

Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 18,000,000 shares can be granted under this plan; 2,437,115 shares were available for stock awards as of March 31, 2006, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Restricted Stock Plan – We have awarded to certain key employees restricted shares and restricted units, which are subject to certain vesting requirements based on the operating performance of the company over a five year period. The fair value of these shares is established based on the market price on the date of grant and is adjusted for holding restrictions. These grants are recorded as deferred compensation within stockholders’ investment in the accompanying financial statements and are being expensed over the estimated vesting period.

We have also awarded restricted shares to certain key employees that vest primarily based on their continued employment over time. The value of these awards is established by the market price on the date of the grant and is being expensed over the vesting period of the award.

Stock options – The contractual lives of all options as originally granted are 10 years. Options vest over a five-year period from the date of grant, with none vesting the first year and one quarter vesting each year after that. Awardees are able to exercise options using a stock swap which results in a newly-granted option with a remaining contractual life equal to the remaining life of the original grant. Options issued to non-employee directors vest immediately. The fair value per option was estimated using the Black-Scholes option pricing model with the resulting expense being recorded over the vesting period of the award.

Employee Stock Purchase Plan – Our 1997 Employee Stock Purchase Plan allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of the quarter, discounted by 15%. Shares are freely tradable immediately. Employees purchased approximately 88,000 shares of our common stock at an aggregate cost of $3.7 million during the quarter ended March 31, 2006.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes.

Forward-looking Information

Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events and by their nature involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in market demand and pricing for our services, the impact of competition, changes in relationships with our customers, freight levels and our ability to source capacity to transport freight, our ability to source produce, the risks associated with litigation and insurance coverage, our ability to integrate acquisitions, the impacts of war, the risks associated with operations outside the United States, and changing economic conditions. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in the Business Description of our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005 filed on March 16, 2006.

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

We believe our branch network is a major competitive advantage. Our worldwide network of offices supports our core strategy of serving customers locally, nationally, and globally. Our branch offices help us penetrate local markets, provide face-to-face service when needed, and recruit carriers. Our branch network also gives us knowledge of local market conditions, which is important in transportation because it is so dynamic and market-driven.

Our branches work together to complete transactions and collectively meet the needs of our customers. Over 30% of our transactions are shared transactions between branches. For our top 100 customers (who comprise approximately one-third of our gross profits), we often coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. In addition, our methodology of providing services is very similar across all branches. Our North American branches have a common technology platform that they use to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction.

We opened three new branches during the first quarter of 2006. We are planning to open four to six branches during the remainder of 2006. Because we usually open new offices with only two or three employees, we do not expect them to make a material contribution to our financial results in the first few years of their operation. We believe building local customer and carrier relationships has been an important part of our success. Acquisitions that fit our growth criteria and culture may also augment our growth.

We are a service company, and our continued success is dependent on our ability to continue to hire and retain talented, productive people. To meet the demands of our growth, we added approximately 200 employees during the first quarter of 2006 and have added a total of over 900 employees since the first quarter of 2005. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our sales employees more service-oriented, focused, and creative. In 2003, we implemented a new restricted stock program to better align our key employees with the interests of our shareholders, and to motivate and retain them for the long-term. These restricted stock awards vest based on the performance of the company over a five year period, and have been awarded annually since 2003.

Since we became a publicly-traded company in 1997, our long-term compounded annual growth target has been 15 percent for gross profits, income from operations, and earnings per share. This goal was based on an analysis of our performance in the previous twenty years, during which our compounded annual growth rate was 15 percent. Our expectation has been that over time we will continue to achieve our target of 15 percent growth, but that we will have periods in which we exceed that goal, and periods in which we fall short. In the first quarter of 2006, we exceeded our long-term growth goal in gross profits, income from operations, and earnings per share. Our gross profits grew 27.9 percent, our income from operations increased 36.3 percent, and our diluted earnings per share increased 37.5 percent.

During the first quarter of 2006, our truckload transaction volumes grew as a percentage in the mid-teens. This volume growth was consistent with the last several quarters and our long-term growth target. We continue to gain market share and win additional business from our customer base. A significant portion of our gross profit growth in the first quarter of 2006 was also due to increased pricing. During 2004 and 2005, the price of truckload transportation services charged by motor carriers increased significantly more than the rate of increase in prior years. The rate increases were driven by both increased operating costs for the carriers, including the price of fuel, insurance, and driver wages, and by pricing leverage as increased freight volumes drove an increase in the demand for capacity. Because of these marketplace conditions, our gross revenue per truckload increased approximately 15 percent in 2005 compared to 2004, and increased by approximately 8 percent in the first quarter of 2006 compared to the first quarter of 2005.

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

In our opinion this is a normal cyclical pattern in the truck transportation industry. As truck transportation rates increase, it becomes more lucrative to provide those services and new carriers and capacity enter the marketplace. Over time, the supply of capacity and the demand for that capacity tends to become more balanced. In that situation, the growth of our transactional business may slow or even decline. These cycles can change rapidly based on economic conditions and it is difficult to predict when and at what pace that will happen.

Results of Operations

The following table sets forth our gross profit margins, or gross profit as a percentage of gross revenues, between services and products:

	Three Months Ended March 31,
	2006	2005
Transportation	18.3%	17.4%
Sourcing	8.2	8.1
Information Services	100.0	100.0

Total	17.0%	16.4%

The following table summarizes our gross profits by service line:

	Three Months Ended March 31,
	2006	2005	% change
Gross profits (in thousands)
Transportation:
Truck	$195,133	$154,020	26.7%
Intermodal	7,931	6,956	14.0
Ocean	8,824	5,660	55.9
Air	5,044	2,667	89.1
Miscellaneous	6,035	4,543	32.8

Total transportation	222,967	173,846	28.3
Sourcing	22,306	16,641	34.0
Information Services	9,784	8,895	10.0

Total	$255,057	$199,382	27.9%

The following table represents certain statement of operations data shown as percentages of our gross profits:

	Three Months Ended March 31,
	2006	2005
Gross profits	100.0%	100.0%
Selling, general, and administrative expenses
Personnel expenses	49.9	50.6
Other selling, general, and administrative expenses	13.9	15.4

Total selling, general, and administrative expenses	63.8	66.0

Income from operations	36.2	34.0
Investment and other income	1.1	0.6

Income before provision for income taxes	37.3	34.6
Provision for income taxes	14.5	13.6

Net income	22.8%	21.0%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues. Gross revenues for the three months ended March 31, 2006 were $1.5 billion, an increase of 23.4 percent over gross revenues of $1.2 billion for the three months ended March 31, 2005. Gross profits for the three months ended March 31, 2005 were $255.1 million, an increase of 27.9 percent over gross profits of $199.4 million for the three months ended March 31, 2005. This was a result of an increase in Transportation gross profits of 28.3 percent to $223.0 million from $173.8 million in 2005, an increase in Sourcing gross profits of 34.0 percent to $22.3 million from $16.6 million in 2005, and an increase in Information Services gross profits of 10.0 percent to $9.8 million from $8.9 million in 2005.

For the first quarter, our gross profit margin increased to 17.0 percent in 2006 from 16.4 percent in 2005. Transportation gross profit margin increased to 18.3 percent from 17.4 percent. Sourcing gross profit margin increased to 8.2 percent from 8.1 percent. Our Information Services business is a fee-based business, so our gross revenues are equal to our gross profits.

For the first quarter, total Transportation gross profits increased 28.3 percent to $223.0 million in 2006 from $173.8 million in 2005. Our transportation gross profit margin increased to 18.3 percent in 2006 from 17.4 percent in 2005. The increase in our truck transportation gross profits of 26.7 percent in the first quarter of 2006 was driven by volume growth in truckload and less-than-truckload transactions, combined with a slight increase in gross profit margins and increased transportation rates.

Our intermodal gross profits increase of 14.0 percent in the first quarter of 2006 resulted from an increase in gross profit margins, offset by a decrease in volume. Our gross profit margin expanded due to rate increases and the elimination of some lower margin business.

In our international freight forwarding business, our ocean gross profits increased 55.9 percent and our air gross profits increased 89.1 percent in the first quarter of 2006. Excluding the impact of the acquisitions of Bussini Transport S.r.l. (Bussini) and Hirdes Group Worldwide (Hirdes), announced in the third quarter of 2005, we estimate our ocean gross profits would have increased approximately 35 percent in the first quarter of 2006. Our air gross profits would have been approximately the same as the first quarter of 2005.

Miscellaneous transportation gross profits consist primarily of transportation management fees, customs brokerage fees, and warehouse and cross-dock services. The increase of 32.8 percent in the first quarter was driven by increases in our transportation management fees and customs brokerage business. Excluding the impact of the acquisitions of Bussini and Hirdes, we estimate our miscellaneous transportation gross profits increased approximately 27 percent.

For the first quarter, Sourcing gross profits increased 34.0 percent to $22.3 million in 2006 from $16.6 million in 2005. This increase was due to higher volumes with our retail and foodservice customers and a slight increase in our gross profit margin. Excluding the acquisitions of FoodSource and Epic Roots (the FoodSource entities), announced in the first quarter of 2005, our Sourcing gross profits increased 11.4 percent.

Information Services is comprised entirely of revenues related to our subsidiary, T-Chek Systems. For the first quarter, Information Services gross profit increased 10.0 percent to $9.8 million from $8.9 million in 2005, primarily due to transaction volume growth.

Personnel Expenses. Personnel expenses for the three months ended March 31, 2006 were $127.2 million, an increase of 26.0 percent over personnel expenses of $100.9 million for the three months ended March 31, 2005. Our consolidated headcount increased by 194 since December 31, 2005 and by a total of 941 since March 31, 2005. For the first quarter, personnel expense as a percentage of gross profit decreased to 49.9 percent in 2005 from 50.6 percent in 2005. While many of our personnel expenses are variable, we historically gain leverage in periods of growth.

Our stock-based compensation expense increased by $5.2 million to $14.5 million and accounted for approximately 5.7 percent of gross profits in the first quarter of 2006 compared to approximately 4.7 percent of gross profits in the first quarter of 2005. Approximately 85 percent of our stock-based compensation expense is performance-based, and vests based on our financial results.

Other Selling, General, and Administrative Expenses. Other selling, general, and administrative expenses for the three months ended March 31, 2006 were $35.4 million, an increase of 15.5 percent from $30.7 million for the three months ended March 31, 2005. Operating expenses as a percentage of gross profits decreased for the first quarter of 2006 to 13.9 percent compared to 15.4 percent in 2005. While many of our expenses are variable, we historically gain leverage in periods of growth.

Income from Operations. Income from operations was $92.4 million for the three months ended March 31, 2006, an increase of 36.3 percent over $67.8 million for the three months ended March 31, 2005. The increase was driven by the increase in our gross profits and by gaining leverage in our operating expenses for the same period. Income from operations as a percentage of gross profit was 36.2 percent and 34.0 percent for the three months ended March 31, 2006 and 2005.

Investment and Other Income. Investment and other income was $2.7 million for the three months ended March 31, 2006, compared to $1.1 million for the three months ended March 31, 2005. This is due to an increase in our cash and investments of 53.9 percent to $380.7 million and an increase in our portfolio yield due to increases in market returns on short-term investments.

Provision for Income Taxes. Our effective income tax rates were 38.9 percent and 39.4 percent for the three months ended March 31, 2006 and 2005. The effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit and non-deductible expenses attributable to incentive stock options. Our effective income tax rate has become less predictable under SFAS 123(R) due to timing differences between compensation expense related to stock options and the associated tax benefit derived from these instruments.

Net Income. Net income was $58.1 million for the three months ended March 31, 2006, an increase of 39.1 percent over $41.8 million for the three months ended March 31, 2005. Basic net income per share increased 36.0 percent to $0.34 from $0.25 per share in 2005. Diluted net income per share increased 37.5 percent to $0.33 from $0.24 per share in 2005.

Liquidity and Capital Resources

We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $256.4 million and $230.6 million as of March 31, 2006 and December 31, 2005. We also had available-for-sale securities of $124.2 million and $122.6 million on March 31, 2006 and December 31, 2005.

We generated $56.1 million and $23.6 million of cash flow from operations for the three months ended March 31, 2006 and 2005. The increase is due to net income growth and an improvement in our working capital.

We used $14.4 million and $53.8 million of cash and cash equivalents for investing activities for the three months ended March 31, 2006 and 2005. For the three months ended March 31, 2006 and 2005, we purchased $6.5 million and $8.5 million of property and equipment. In March 2006, we used $8.0 million for the first of three annual earnout payments related to the 2005 acquisition of the FoodSource entities. The earnout payments are based on the results of the acquired businesses. In February 2005, we used $42.5 million for the original purchase price of the FoodSource entities.

We used $16.1 million and $10.3 million of cash and cash equivalents for financing activities for the three months ended March 31, 2006 and 2005, primarily to pay quarterly cash dividends and to repurchase common stock. We declared a $0.13 per share dividend payable to shareholders of record as of March 10, 2006, that was paid on April 3, 2006.

We have 3 million Euros available under a line of credit at an interest rate of Euribor plus 1.25 percent (4.5 percent at March 31, 2006). This discretionary line of credit has no expiration date. As of March 31, 2006 and 2005, we had no outstanding balance on this facility. Our credit agreement contains certain provisions, but does not restrict the payment of dividends.

Assuming no change in our current business plan or a material acquisition, we believe that our available cash, together with expected future cash generated from operations and the amounts available under our line of credit, will be sufficient to satisfy our anticipated needs for working capital, capital expenditures and cash dividends for future periods. We also believe we could obtain additional funds under a line of credit on short notice, if needed.

Critical Accounting Policies

Our condensed consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2005, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of our critical accounting policies and estimates.

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

VALUATIONS FOR ACCOUNTS RECEIVABLE. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $29.1 million as of March 31, 2006, remained relatively consistent with the allowance of $29.4 million as of December 31, 2005. Net accounts receivable for that same period decreased 1.4 percent. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

GOODWILL. We manage and report our operations as one operating segment. Our branches represent a series of components that are aggregated for the purpose of annually evaluating goodwill for impairment on an enterprise wide basis. In the case where we have an acquisition that we feel has not yet become integrated into our branch network component, we will evaluate the impairment of any goodwill related to that specific acquisition and its results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had approximately $380.6 million of cash and investments on March 31, 2006, consisting of $256.4 million of cash and cash equivalents and $124.2 million of available-for-sale securities. The cash equivalents are money market securities and high quality bonds from domestic issuers. All of our available-for-sale securities are high-quality bonds. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investments.

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

There were no changes that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting except that we have excluded the businesses acquired during the third quarter of 2005.

As previously announced, we acquired Bussini and Hirdes during the third quarter of 2005. We have not fully evaluated any changes in internal control over financial reporting associated with these acquisitions and therefore any material changes that may result from these acquisitions have not been disclosed in this report. We intend to disclose all material changes resulting from these acquisitions within or prior to the time our first annual assessment of internal control over financial reporting that is required to include these entities.

The acquired companies combined had gross revenues of approximately $20 million during the quarter. The results reported in this quarterly report include those of Bussini acquired July 31, 2005 and Hirdes acquired September 1, 2005. These acquisitions added less than $0.01 to our diluted earnings per share for the quarter.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

As we previously disclosed, during 2002 we were named as a defendant in two lawsuits by a number of present and former employees. The first lawsuit alleges a hostile working environment, unequal pay, promotions, and opportunities for women, and failure to pay overtime. The second lawsuit alleges a failure to pay overtime. The plaintiffs in both lawsuits sought unspecified monetary and non-monetary damages and class action certification.

On March 31, 2005, the judge issued an order denying class certification for the hostile working environment claims, and allowing class certification for certain claims of gender discrimination in pay and promotion. The judge also granted our motions for summary judgment as to the hostile working environment claims of ten of the named plaintiffs, and dismissed those claims.

The gender discrimination class claims and the remaining two hostile work environment claims were settled in principle on April 11, 2006, subject to preliminary court approval on June 12, 2006. The settlement consists of $15 million for all damages, costs, and attorneys’ fees, to be allocated as determined by the Court. The $15 million is within C.H. Robinson’s insurance coverage limits. The proposed settlement also includes programmatic relief offered by C.H. Robinson. As a condition of the settlement, C.H. Robinson made no admission of liability.

The settlement proposal does not include the overtime pay lawsuits, or the claims of putative class members who have now filed individual EEOC charges after the denial of class status on March 31, 2005. We continue to deny all allegations and are vigorously defending the remaining charges. Currently, the amount of any possible loss to the company cannot be estimated, however an unfavorable result could have a material adverse effect on our financial condition, results of operations, and cash flows.

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the company during the quarter ended March 31, 2006 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/06- 01/31/06	—	—	—	5,146,000
02/01/06- 02/28/06	112,000	$42.82	112,000	5,034,000
03/01/06- 03/31/06	184,000	$46.18	184,000	4,850,000

Total:	296,000	$45.69	296,000	4,850,000

(1)	We repurchased an aggregate of 296,000 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February 1999 (the program).
(2)	Our Board of Directors approved a company repurchase of up to an aggregate of 8,000,000 shares of our common stock pursuant to the program. Unless terminated earlier by resolution of our Board of Directors, the program will expire when we have repurchased all shares authorized for repurchase.

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

We filed a report on Form 8-K on February 7, 2006; this report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of our earnings release for the year ended December 31, 2005.

We filed a report on Form 8-K on February 17, 2006; this report contained information regarding our announcement that our Board of Directors declared a regular quarterly cash dividend.

We filed a report on Form 8-K on April 12, 2006; this report contained information under Item 8 announcing the preliminary settlement of outstanding litigation on April 11, 2006.

We filed a report on Form 8-K on April 25, 2006; this report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of our earnings release for the quarter ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By	/s/ Thomas K. Mahlke
Thomas K. Mahlke
Controller (principal accounting officer)