Form 10-Q
period 2006-06-30
C H ROBINSON WORLDWIDE INC
filed 2006-08-09
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 2, 2006, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 173,397,873.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$239,406	$230,628
Available-for-sale securities	123,155	122,551
Receivables, net of allowance for doubtful accounts of $29,944 and $29,439	788,467	716,725
Deferred tax asset	8,275	5,999
Prepaid expenses and other	14,375	8,878

Total current assets	1,173,678	1,084,781
PROPERTY AND EQUIPMENT, net	66,108	60,721
GOODWILL, net	259,869	223,137
INTANGIBLE AND OTHER ASSETS, net	27,795	26,429

Total assets	$1,527,450	$1,395,068

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable and outstanding checks	$539,188	$473,882
Accrued expenses –
Compensation and profit-sharing contribution	57,932	94,333
Income taxes and other	51,181	44,268

Total current liabilities	648,301	612,483
LONG TERM LIABILITIES:
Deferred tax liability	—	1,469
Non-qualified deferred compensation obligation	1,243	1,079

Total liabilities	649,544	615,031

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 174,111 shares issued, 173,344 and 173,030 shares outstanding	17,334	17,303
Additional paid-in capital	242,650	244,284
Retained earnings	719,807	640,551
Deferred compensation	(68,801)	(87,210)
Cumulative other comprehensive income (loss)	163	(1,901)
Treasury stock at cost (767 and 1,081 shares)	(33,247)	(32,990)

Total stockholders’ investment	877,906	780,037

Total liabilities and stockholders’ investment	$1,527,450	$1,395,068

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
GROSS REVENUES
Transportation	$1,363,246	$1,122,305	$2,579,155	$2,122,241
Sourcing	326,853	273,549	600,275	479,658
Information Services	10,898	9,288	20,682	18,183

Total gross revenues	1,700,997	1,405,142	3,200,112	2,620,082
COST OF TRANSPORTATION, PRODUCTS AND HANDLING
Transportation	1,130,324	939,737	2,123,266	1,765,827
Sourcing	300,054	249,993	551,170	439,461

Total cost of transportation, products and handling	1,430,378	1,189,730	2,674,436	2,205,288

GROSS PROFITS	270,619	215,412	525,676	414,794
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Personnel expenses	129,609	106,138	256,820	207,067
Other selling, general, and administrative expenses	37,092	28,945	72,504	59,606

Total selling, general, and administrative expenses	166,701	135,083	329,324	266,673

INCOME FROM OPERATIONS	103,918	80,329	196,352	148,121
INVESTMENT AND OTHER INCOME	2,877	1,287	5,542	2,418

INCOME BEFORE PROVISION FOR INCOME TAXES	106,795	81,616	201,894	150,539
PROVISION FOR INCOME TAXES	40,201	32,269	77,186	59,416

NET INCOME	66,594	49,347	124,708	91,123
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	1,760	106	2,099	(651)

COMPREHENSIVE INCOME	$68,354	$49,453	$126,807	$90,472

BASIC NET INCOME PER SHARE	$0.39	$0.29	$0.73	$0.54

DILUTED NET INCOME PER SHARE	$0. 38	$0.28	$0.71	$0.52

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	171,215	170,236	171,051	170,056
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	3,983	4,158	4,019	4,208

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	175,198	174,394	175,070	174,264

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$124,708	$91,123
Adjustments to reconcile net income to net cash provided by operating activities–
Stock-based compensation	26,856	18,982
Depreciation and amortization	11,547	8,613
Provision for doubtful accounts	3,307	4,190
Other non-cash income	(3,470)	(3,228)
Changes in operating elements–
Receivables	(75,048)	(107,982)
Prepaid expenses and other	(5,498)	(3,477)
Accounts payable	65,323	80,824
Accrued compensation and profit sharing contribution	(34,955)	(12,337)
Accrued income taxes and other	2,913	867

Net cash provided by operating activities	115,683	77,575

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(15,802)	(12,455)
Purchases of available for-sale-securities	(55,116)	(51,620)
Sales/maturities of available for-sale-securities	54,512	50,824
Cash paid for acquisitions, net	(33,974)	(43,590)
Other	(928)	(1,609)

Net cash used for investing activities	(51,308)	(58,450)

FINANCING ACTIVITIES:
Proceeds from stock issued for employee benefit plans	16,135	10,923
Repurchase of common stock	(37,695)	(15,483)
Excess tax benefit on stock based compensation plans	9,367	2,273
Cash dividends	(45,370)	(25,703)

Net cash used for financing activities	(57,563)	(27,990)

Effect of exchange rates on cash	1,966	(664)

Net increase (decrease) in cash and cash equivalents	8,778	(9,529)
CASH AND CASH EQUIVALENTS, beginning of period	230,628	166,476

CASH AND CASH EQUIVALENTS, end of period	$239,406	$156,947

See accompanying notes.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of multimodal transportation services and logistics solutions through a network of 203 branch offices operating in North America, South America, Europe, and Asia. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the six months ended June 30, 2006 and 2005 are not necessarily indicative of results to be expected for the entire year.

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

2. New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (FIN 48) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us as of January 1, 2007. We are currently in the process of evaluating the impact of the adoption of FIN 48.

3. Acquisitions

On May 18, 2006 we acquired the ongoing operations and certain assets of Payne, Lynch & Associates, Inc (“Payne Lynch”), a non-asset based third party logistics company that specializes in flat bed and over dimensional freight brokerage. The purchase price was $30.0 million of which $26.0 million in cash was paid at closing. The remaining $4.0 million will be paid when certain conditions are met. The results reported in this quarterly report include those of Payne Lynch for the period May 18, 2006 through June 30, 2006.

4. Goodwill and Intangible Assets

A summary of our intangible assets as of June 30, 2006 is as follows (in thousands):

	Unamortizable intangible assets	Amortizable intangible assets
Gross	$271,798	$26,534
Accumulated amortization	(11,929)	(9,472)

Net	$259,869	$17,062

The change in the carrying amount of goodwill for the period ended June 30, 2006 is as follows (in thousands):

Balance December 31, 2005	$223,137
Goodwill associated with acquisitions	36,732

Balance June 30, 2006	$259,869

The change in the carrying amount of amortizable intangible assets for the period ended June 30, 2006 is as follows (in thousands):

Balance December 31, 2005	$18,520
Intangible assets associated with acquisitions	950
Amortization expense	(2,408)

Balance June 30, 2006	$17,062

Amortization expense for the six months ended June 30, 2006 for other intangible assets was $2.4 million. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at June 30, 2006 is as follows (in thousands):

Remainder of 2006	$2,424
2007	4,652
2008	4,639
2009	4,422
2010	846
Thereafter	79

5. Litigation

As we previously disclosed, during 2002 we were named as a defendant in two lawsuits by a number of present and former employees. The first lawsuit alleged a hostile working environment, unequal pay, promotions, and opportunities for women, and failure to pay overtime. The second lawsuit alleges a failure to pay overtime. The plaintiffs in both lawsuits sought unspecified monetary and non-monetary damages and class action certification.

On March 31, 2005, the judge issued an order denying class certification for the hostile working environment claims, and allowing class certification for certain claims of gender discrimination in pay and promotion. The judge also granted our motions for summary judgment as to the hostile working environment claims of ten of the named plaintiffs, and dismissed those claims.

The gender discrimination class claims and the remaining two hostile work environment claims were settled in principle on April 11, 2006, which was preliminarily approved by the court on June 12, 2006. The settlement consists of $15 million for all damages, costs, and attorneys’ fees, to be allocated as determined by the Court. The proposed settlement also includes programmatic relief offered by C.H. Robinson. As a condition of the settlement, we made no admission of liability. The $15 million is within our insurance coverage limits, and has been fully funded by the insurance carriers. The insurance carriers have reserved the right to seek a court ruling that a portion of that settlement is not covered under the applicable policies but C.H. Robinson will vigorously oppose any such effort. The final approval hearing is scheduled for September 18, 2006.

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

Our net income for the six months ended June 30, 2006 includes $26.9 million of compensation costs and $10.4 million of income tax benefits related to our stock-based compensation arrangements. Our net income for the six months ended June 30, 2005 includes $19.0 million of compensation costs and $6.8 million of income tax benefits related to our stock-based compensation arrangements.

As of June 30, 2006, there was a total of $68.8 million of unrecognized compensation costs associated to our stock-based compensation plans. Of this amount, $64.5 million is related to our restricted stock plan, nearly all of which is subject to vesting based on company performance over a period five years through December 31, 2010, and an additional $4.3 million is related to stock options, that are scheduled to be recognized over their vesting period that extends until the first quarter of 2008.

Stock Award Plans

Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 28,000,000 shares can be granted under this plan; 12,405,159 shares were available for stock awards as of June 30, 2006, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Restricted Stock Plan – We have awarded to certain key employees restricted shares and restricted units, which are subject to certain vesting requirements based on the operating performance of the company over a five year period. The fair value of these shares is established based on the market price on the date of grant and is adjusted for holding restrictions. These grants are recorded as deferred compensation within stockholders’ investment in the accompanying financial statements and are being expensed based on the terms of the awards.

We have also awarded restricted shares to certain key employees that vest primarily based on their continued employment over time. The value of these awards is established by the market price on the date of the grant and is being expensed over the vesting period of the award.

Stock options – The contractual lives of all options as originally granted are 10 years. Options vest over a five-year period from the date of grant, with none vesting the first year and one quarter vesting each year after that. Awardees are able to exercise options using a stock swap which results in a new, fully-vested option with a grant price established based on the date of the swap, and a remaining contractual life equal to the remaining life of the original grant. Options issued to non-employee directors vested immediately. The fair value per option is established using the Black-Scholes option pricing model with the resulting expense being recorded over the vesting period of the award. Other than restoration options, we have not issued any new stock options since 2003.

Employee Stock Purchase Plan – Our 1997 Employee Stock Purchase Plan allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of the quarter, discounted by 15%. Shares are freely tradable immediately. Employees purchased approximately 35,000 shares of our common stock at an aggregate cost of $1.6 million during the quarter ended June 30, 2006.

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

Our branches work together to complete transactions and collectively meet the needs of our customers. Over 30 percent of our transactions are shared transactions between branches. For our top 100 customers (who comprise approximately one-third of our gross profits), we often coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. In addition, our methodology of providing services is very similar across all branches. Our North American branches have a common technology platform that they use to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction.

We opened three new branches during the second quarter of 2006, and added one branch through our acquisition of Payne Lynch on May 18, 2006. We are planning to open two to four branches during the remainder of 2006. Because we usually open new offices with only two or three employees, we do not expect them to make a material contribution to our financial results in the first few years of their operation. We believe building local customer and carrier relationships has been an important part of our success. Acquisitions that fit our growth criteria and culture may also augment our growth.

We are a service company, and our continued success is dependent on our ability to continue to hire and retain talented, productive people. To meet the demands of our growth, we added approximately 400 employees during the second quarter of 2006 and have added a total of over 1,000 employees since the second quarter of 2005. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our sales employees more service-oriented, focused, and creative. In 2003, we implemented a new restricted stock program to better align our key employees with the interests of our shareholders, and to motivate and retain them for the long-term. These restricted stock awards vest based on the performance of the company over a five year period, and have been awarded annually since 2003.

Since we became a publicly-traded company in 1997, our long-term compounded annual growth target has been 15 percent for gross profits, income from operations, and earnings per share. This goal was based on an analysis of our performance in the previous twenty years, during which our compounded annual growth rate was 15 percent. Since 1997, we have slightly exceeded this compounded growth goal in all three categories. Our expectation has been that over time we will continue to achieve our target of 15 percent growth, but that we will have periods in which we exceed that goal, and periods in which we fall short. In the second quarter of 2006, we exceeded our long-term growth goal in gross profits, income from operations, and earnings per share. Our gross profits grew 26.7 percent, our income from operations increased 32.6 percent, and our diluted earnings per share increased 36.5 percent.

During the second quarter of 2006, we increased our truckload transaction volumes near our long-term growth target of 15 percent. We continue to gain market share and win additional business from our customer base. A significant portion of our gross profit growth in the second quarter of 2006 was also due to increased pricing. During 2004 and 2005, the price of truckload transportation services charged by motor carriers increased significantly more than the rate of increase in prior years. The rate increases were driven by both increased operating costs for the carriers, including the price of fuel and driver wages, and by pricing leverage as increased freight volumes drove an increase in the demand for capacity. Because of these marketplace conditions, our gross revenue per truckload increased approximately 15 percent in 2005 compared to 2004, and increased by approximately 10 percent in the second quarter of 2006 compared to the second quarter of 2005. We were able to maintain our margin percentage on full truckload business consistent with prior quarters, adjusted for seasonality.

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

Results of Operations

The following table sets forth our gross profit margins, or gross profit as a percentage of gross revenues, between services and products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Transportation	17.1%	16.3%	17.7%	16.8%
Sourcing	8.2	8.6	8.2	8.4
Information Services	100.0	100.0	100.0	100.0

Total	15.9%	15.3%	16.4%	15.8%

The following table summarizes our gross profits by service line:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% change	2006	2005	% change
Gross profits (in thousands)
Transportation:
Truck	$201,431	$161,983	24.4%	$396,564	$316,003	25.5%
Intermodal	9,572	7,312	30.9	17,503	14,268	22.7
Ocean	8,595	6,114	40.6	17,419	11,774	47.9
Air	6,433	2,319	177.4	11,477	4,986	130.2
Miscellaneous	6,891	4,840	42.4	12,926	9,383	37.8

Total transportation	232,922	182,568		455,889	356,414	27.9

Sourcing	26,799	23,556	13.8	49,105	40,197	22.2
Information Services	10,898	9,288	17.3	20,682	18,183	13.7

Total	$270,619	$215,412	25.6%	$525,676	$414,794	26.7%

The following table represents certain statement of operations data shown as percentages of our gross profits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross profits	100.0%	100.0%	100.0%	100.0%
Selling, general, and administrative expenses
Personnel expenses	47.9	49.3	48.9	49.9
Other selling, general, and administrative expenses	13.7	13.4	13.8	14.4

Total selling, general, and administrative expenses	61.6	62.7	62.6	64.3

Income from operations	38.4	37.3	37.4	35.7
Investment and other income	1.1	0.6	1.1	0.6

Income before provision for income taxes	39.5	37.9	38.4	36.3
Provision for income taxes	14.9	15.0	14.7	14.3

Net income	24.6%	22.9%	23.7%	22.0%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues. Gross revenues for the three months ended June 30, 2006 were $1.7 billion, an increase of 21.0 percent over gross revenues of $1.4 billion for the three months ended June 30, 2005. Gross profits for the three months ended June 30, 2006 were $270.6 million, an increase of 25.6 percent over gross profits of $215.4 million for the three months ended June 30, 2005. This was a result of an increase in Transportation gross profits of 27.6 percent to $232.9 million from $182.6 million in 2005, an increase in Sourcing gross profits of 13.8 percent to $26.8 million from $23.6 million in 2005, and an increase in Information Services gross profits of 17.3 percent to $10.9 million from $9.3 million in 2005.

For the second quarter, our gross profit margin increased to 15.9 percent in 2006 from 15.3 percent in 2005. Transportation gross profit margin increased to 17.1 percent from 16.3 percent. Sourcing gross profit margin decreased to 8.2 percent from 8.6 percent. Our Information Services business is a fee-based business, so our gross revenues are equal to our gross profits.

For the second quarter, total Transportation gross profits increased 27.6 percent to $233.0 million in 2006 from $182.6 million in 2005. Our transportation gross profit margin increased to 17.1 percent in 2006 from 16.3 percent in 2005.

This increase in our Transportation gross profit margin is due primarily to the mix of services that make up our transportation business line. Our air transportation and miscellaneous transportation management services have higher gross profit margins than Transportation as a whole. Both services had gross profit growth significantly greater than our overall Transportation gross profit growth. In addition, our intermodal and refrigerated truck services both increased their gross profit margins by eliminating or re-pricing unprofitable or lower margin freight to achieve a normal profit margin. Our full truckload, dry van gross profit margin was consistent from the second quarter of 2005 to the second quarter of 2006.

Our truck transportation gross profits grew 24.4 percent in the second quarter of 2006. Approximately one-half of the growth was driven by volume increases. The other half of our gross profit growth was due to pricing increases split between freight rate increases and rising fuel costs. Our full truckload dry van gross profit margin was consistent with the second quarter of 2005.

Our intermodal gross profits increase of 30.9 percent in the second quarter of 2006 resulted from an increase in gross profit margins, offset by a slight decrease in volume. Our gross profit margin expanded due to rate increases and the elimination of some lower margin business.

In our international freight forwarding business, our ocean gross profits increased 40.6 percent and our air gross profits increased 177.4 percent in the second quarter of 2006. Excluding the impact of the acquisitions of Bussini Transport S.r.l. (“Bussini”) and Hirdes Group Worldwide (“Hirdes”), announced in the third quarter of 2005, we estimate our ocean gross profits would have increased approximately 25 percent in the second quarter of 2006. Our growth was driven by increased volumes and expanded margins, due to increased availability of capacity in the marketplace. Our air gross profits would have increased approximately 70 percent in the second quarter., due to increased volumes with project-related business and increased volume in the Asia Pacific region.

Miscellaneous transportation gross profits consist primarily of transportation management fees, customs brokerage fees, and warehouse and cross-dock services. A majority of the services we provide in this category are fee-based, so our gross revenues are equal to our gross profits for these services. The increase of 42.4 percent in the second quarter was driven by increases in our transportation management fees and customs brokerage business. Excluding the impact of the acquisitions of Bussini and Hirdes, we estimate our miscellaneous transportation gross profits increased approximately 35 percent.

For the second quarter, Sourcing gross profits increased 13.8 percent to $26.8 million in 2006 from $23.6 million in 2005. This increase was due to higher volumes with our retail and foodservice customers through integrated programs.

Information Services is comprised entirely of revenues related to our subsidiary, T-Chek Systems. For the second quarter, Information Services gross profit increased 17.3 percent to $10.9 million from $9.3 million in 2005, primarily due to transaction volume growth.

Personnel Expenses. Personnel expenses for the three months ended June 30, 2006 were $129.6 million, an increase of 22.1 percent over personnel expenses of $106.1 million for the three months ended June 30, 2005. Our consolidated headcount increased by 606 since December 31, 2005 and by a total of 1,014 since June 30, 2005. For the second quarter, personnel expense as a percentage of gross profit decreased to 47.9 percent in 2006 from 49.3 percent in 2005. While many of our personnel expenses are variable, historically we have gained leverage in periods of growth.

Our stock-based compensation expense increased by $2.7 million to $12.3 million and accounted for approximately 4.6% of gross profits in the second quarter of 2006 compared to approximately 4.5% of gross profits in the second quarter of 2005. Approximately 80 percent of our stock-based compensation expense is performance-based, and vests based on our financial results.

Other Selling, General, and Administrative Expenses. Other selling, general, and administrative expenses for the three months ended June 30, 2006 were $37.1 million, an increase of 28.1 percent from $28.9 million for the three months ended June 30, 2005. In the second quarter of 2005 we announced the recovery of $2.8 million from our insurance companies as a result of a previously disclosed lawsuit to recover a settlement payment made by C.H. Robinson in a prior wrongful death action. Excluding that recovery, our selling, general, and administrative expenses would have increased 16.8 in the second quarter of 2006.

Operating expenses as a percentage of gross profits increased for the second quarter of 2006 to 13.7 percent compared to 13.4 percent in 2005. Excluding the recovery from our insurance companies in the second quarter of 2005, our selling, general, and administrative expenses would have decreased as a percentage of gross profits from 14.7 percent in the second quarter of 2005 to 13.7 percent in the second quarter of 2006. We gain leverage in periods of strong gross profit growth in several categories of our selling, general, and administrative expenses.

Income from Operations. Income from operations was $103.9 million for the three months ended June 30, 2006, an increase of 29.4 percent over $80.3 million for the three months ended June 30, 2005. The increase was driven by the increase in our gross profits and by gaining leverage in our operating expenses for the same period. Income from operations as a percentage of gross profit was 38.4 percent and 37.3 percent for the three months ended June 30, 2006 and 2005.

Investment and Other Income. Investment and other income was $2.9 million for the three months ended June 30, 2006, compared to $1.3 million for the three months ended June 30, 2005. This is due to an increase in our cash and investments and an increase in our portfolio yield due to increases in market returns on short-term investments.

Provision for Income Taxes. Our effective income tax rates were 37.6 percent and 39.5 percent for the three months ended June 30, 2006 and 2005. The effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit and non-deductible expenses attributable to incentive stock options. Our effective income tax rate has become less predictable under SFAS 123(R) due to timing differences between compensation expense related to stock options and the associated tax benefit derived from these instruments. Additionally, our investment portfolio is primarily invested in tax-exempt municipal securities, which drive down our effective income tax rate.

Net Income. Net income was $66.6 million for the three months ended June 30, 2006, an increase of 35.0 percent over $49.3 million for the three months ended June 30, 2005. Basic net income per share increased 34.5 percent to $0.39 from $0.29 per share in 2005. Diluted net income per share increased 35.7 percent to $0.38 from $0.28 per share in 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues. Gross revenues for the six months ended June 30, 2006 were $3.2 billion, an increase of 22.1 percent over gross revenues of $2.6 billion for the six months ended June 30, 2005. Gross profits for the six months ended June 30, 2006 were $525.7 million, an increase of 26.7 percent over gross profits of $414.8 million for the six months ended June 30, 2005. This was a result of an increase in Transportation gross profits of 27.9 percent to $455.9 million from $356.4 million in 2005, an increase in Sourcing gross profits of 22.2 percent to $49.1 million from $40.2 million in 2005, and an increase in Information Services gross profits of 13.7 percent to $20.7 million from $18.2 million in 2005.

Our gross profit margin for the period increased to 16.4 percent in 2006 from 15.8 percent in 2005. Transportation gross profit margin increased to 17.7 percent from 16.8 percent. Sourcing gross profit margin decreased to 8.2 percent from 8.4 percent. Our Information Services business is a fee-based business, which generates 100 percent profit margin. The increase in our Transportation gross profit margin is primarily the result of the mix of services that comprise this business. Our full truckload services are the largest component in Transportation, and the gross profit margin on this service line increased slightly in 2006 compared to 2005, and within a narrow range of normal gross profit margins historically. The rest of the services in the Transportation business grew faster than truckload services, and several of these services have higher gross profit margins or gross profit margins that are increasing as a result of focusing on higher margin freight opportunities.

Our truck transportation gross profits increase of 25.5 percent in the first six months of 2006 resulted from approximately half transaction volume growth and half pricing increases, with the pricing increases split between freight rate increases and increasing fuel costs.

Intermodal gross profit increased 22.7 percent to $17.5 million from $14.3 million in 2005. This was the result of an increase in gross profit margins, offset by a slight decrease in volume. Our gross profit margin expanded due to rate increases and the elimination of some lower margin business.

In our international freight forwarding business, our ocean gross profits increased 47.9 percent to $17.4 million from $11.8 million in 2005 and our air gross profits increased 130.2 percent to $11.5 million from $5.0 million in 2005. Excluding the impact of the acquisitions of Bussini and Hirdes, we estimate our ocean profits would have increased approximately 30 percent during the six months ended June 30, 2006. Our growth was driven by volumes and expanded margins, due to increased availability of capacity in the marketplace. Excluding the acquisitions, our air gross profits would have increased approximately 35 percent during the six months ended June 30, 2006, due to increased volumes with project-related business and increased volume in the Asia Pacific region.

Miscellaneous transportation gross profits consist of customs brokerage fees, transportation management fees, warehouse and cross-dock services, and other miscellaneous transportation related services. A majority of the services we provide in this category are fee-based, so our gross revenues are equal to our gross profits for these services. The increase of 37.8 percent in the first six months of 2006 compared to 2005 was driven by an increase in transportation management fees and customs brokerage fees. Excluding the impact of the acquisitions of Bussini and Hirdes, we estimate our miscellaneous transportation gross profits increased approximately 30 percent during the six months ended June 30, 2006.

Sourcing gross profits increased 22.2 percent to $49.1 million in the first six months of 2006 from $40.2 million in the same period of 2005. Excluding acquisitions that occurred in the first quarter of 2005, our Sourcing gross profits would have increased approximately 14 percent for the first six months of 2006. This increase was due to higher volumes with retail and foodservice customers through integrated programs.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. Information Services gross profit increased 13.7 percent to $20.7 million in the first six months of 2006 from $18.2 million in the same period of 2005, primarily due to transaction growth.

Personnel Expenses. Personnel expenses for the six months ended June 30, 2006 were $256.8 million, an increase of 24.0 percent over personnel expenses of $207.1 million for the six months ended June 30, 2005. For the six months ended June 30, personnel expense as a percentage of gross profit was 48.9 percent in 2006 and 49.9 percent 2005. While many of our personnel expenses are variable, we historically gain leverage in periods of growth.

Our stock-based compensation expense increased accounted for approximately 5.1% of gross profits in the first six months of 2006 compared to approximately 4.6% of gross profits in the first six months of 2005. Approximately 80 percent of our stock-based compensation expense is performance-based, and vests based on our financial results. As we gain leverage in our operating income as a percentage of gross profits, this performance-based compensation expense increases as a percentage of our gross profits.

Other Selling, General, and Administrative Expenses. Other selling, general, and administrative expenses for the six months ended June 30, 2006 were $72.5 million, an increase of 21.6 percent from $59.6 million for the six months ended June 30, 2005. Excluding the recovery from our insurance companies in the second quarter of 2005, our selling, general, and administrative expenses would have increased 16.2 percent during the six months ended June 30, 2006 compared to 2005.

Operating expenses as a percentage of gross profits decreased slightly for the six months ended June 30, 2006 compared to the same period of 2005. Excluding the recovery from our insurance companies in the second quarter of 2005, our selling, general, and administrative expenses would have decreased as a percentage of gross profits from 15.0 percent during the period ended June 30, 2005 to 13.4 percent during the same period of 2006. We gain leverage in periods of strong gross profit growth in several categories of our selling, general, and administrative expenses.

Income from Operations. Income from operations was $196.4 million for the six months ended June 30, 2006, an increase of 32.6 percent over $148.1 million for the six months ended June 30, 2005. The increase was driven by the increase in our gross profits for the same period. Income from operations as a percentage of gross profit was 37.4 percent and 35.7 percent for the six months ended June 30, 2006 and 2005.

Investment and Other Income. Interest and other income was $5.5 million for the six months ended June 30, 2006, compared to $2.4 million for the six months ended June 30, 2005. This is due to an increase in our cash and investments and an increase in our portfolio yield due to increases in market returns on short-term investments.

Provision for Income Taxes. Our effective income tax rates were 38.2 percent and 39.5 percent for the six months ended June 30, 2006 and 2005. The effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit and non-deductible expenses attributable to incentive stock options. Additionally, our investment portfolio is primarily invested in tax-exempt municipal securities, which drive down our effective income tax rate.

Net Income. Net income was $124.7 million for the six months ended June 30, 2006, an increase of 36.9 percent over $91.1 million for the six months ended June 30, 2005. Basic net income per share increased by 35.2 percent to $0.73 from $0.54 per share in 2005. Diluted net income per share increased 36.5 percent to $0.71 from $0.52 per share in 2005.

Liquidity and Capital Resources

We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $239.4 million and $230.6 million as of June 30, 2006 and December 31, 2005. We also had available-for-sale securities of $123.1 million and $122.6 million on June 30, 2006 and December 31, 2005.

We generated $115.7 million and $77.6 million of cash flow from operations for the six months ended June 30, 2006 and 2005. The increase is due to primarily to net income growth and a slight increase in our working capital.

We used $51.3 million and $58.5 million of cash and cash equivalents for investing activities for the six months ended June 30, 2006 and 2005. For the six months ended June 30, 2006 and 2005, we purchased $15.8 million and $12.5 million of property and equipment. In May 2006, we acquired the ongoing operations of Payne Lynch for $26.0 million. In March 2006, we used $8.0 million for the first of three annual earnout payments related to the 2005 acquisition of the FoodSource entities. In February 2005, we used $42.5 million for the original purchase price of the FoodSource entities.

We used $57.6 million and $28.0 million of cash and cash equivalents for financing activities for the six months ended June 30, 2006 and 2005. The net increase in cash used for financing activities of $29.6 million was the result of increasing our cash dividends, increasing our stock repurchase activity, offset by cash received from option exercises and employees purchasing stock through our employee stock purchase program. We increased our quarterly cash dividend rate from $0.08 per share in 2005 to $0.13 per share in 2006, resulting in an increase in cash used for financing activities of $19.7 million. We also increased our stock repurchase activity to reduce the dilution related to our equity programs and to manage our cash balance. The increase in repurchase activity resulted in a net increase of $22.4 million of cash used for financing activities. We declared a $0.13 per share dividend payable to shareholders of record as of June 9, 2006, that was paid on July 3, 2006.

We have 3 million Euros available under a line of credit at an interest rate of Euribor plus 1.25 percent (4.5 percent at June 30, 2006). This discretionary line of credit has no expiration date. As of June 30, 2006 and 2005, we had no outstanding balance on this facility. Our credit agreement contains certain provisions, but does not restrict the payment of dividends.

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

VALUATIONS FOR ACCOUNTS RECEIVABLE. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $29.9 million as of June 30, 2006, remained relatively consistent with the allowance of $29.4 million as of December 31, 2005. Net accounts receivable for that same period increased 10.0 percent. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had approximately $362.6 million of cash and investments on June 30, 2006, consisting of $239.4 million of cash and cash equivalents and $123.1 million of available-for-sale securities. The cash equivalents are money market securities and high quality bonds from domestic issuers. All of our available-for-sale securities are high-quality bonds. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investments.

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

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

As we previously disclosed, during 2002 we were named as a defendant in two lawsuits by a number of present and former employees. The first lawsuit alleged a hostile working environment, unequal pay, promotions, and opportunities for women, and failure to pay overtime. The second lawsuit alleges a failure to pay overtime. The plaintiffs in both lawsuits sought unspecified monetary and non-monetary damages and class action certification.

On March 31, 2005, the judge issued an order denying class certification for the hostile working environment claims, and allowing class certification for certain claims of gender discrimination in pay and promotion. The judge also granted our motions for summary judgment as to the hostile working environment claims of ten of the named plaintiffs, and dismissed those claims.

The gender discrimination class claims and the remaining two hostile work environment claims were settled in principle on April 11, 2006, which was preliminarily approved by the court on June 12, 2006. The settlement consists of $15 million for all damages, costs, and attorneys’ fees, to be allocated as determined by the Court. The proposed settlement also includes programmatic relief offered by C.H. Robinson. As a condition of the settlement, we made no admission of liability. The $15 million is within our insurance coverage limits, and has been fully funded by the insurance carriers. The insurance carriers have reserved the right to seek a court ruling that a portion of that settlement is not covered under the applicable policies but C.H. Robinson will vigorously oppose any such effort. The final approval hearing is scheduled for September 18, 2006.

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

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the company during the quarter ended June 30, 2006 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
04/01/06-04/30/06	—	—	—	4,850,000
05/01/06- 05/31/06	270,500	$46.52	270,500	4,579,500
06/01/06- 06/30/06	275,000	$46.42	275,000	4,304,500

Total:	545,500	$46.47	545,500	4,304,500

(1)	We repurchased an aggregate of 545,500 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February 1999 (the program).

(2)	Our Board of Directors approved a company repurchase of up to an aggregate of 8,000,000 shares of our common stock pursuant to the program. Unless terminated earlier by resolution of our Board of Directors, the program will expire when we have repurchased all shares authorized for repurchase.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s stockholders was held on May 18, 2006. At the meeting, stockholders voted on the reelection of three directors for terms expiring at the Annual Meeting of the Company in 2009. Each of the directors was reelected by a vote as follows: Ken Keiser received 160,181,519 votes “For” and 494,238 votes were “Withheld;” and Jerry Schwalbach received 159,292,494 votes “For” and 1,383,263 were “Withheld;” and John Wiehoff received 160,205,841 votes “For” and 469,916 were “Withheld.”

At the meeting, stockholders ratified Deloitte & Touche LLP as the Company’s Independent Auditors by a vote as follows: 160,183,857 “For”, 459,017 votes “Against”, and 32,883 votes “Abstained.”

At the meeting, stockholders approved the Amended and Restated 1997 Omnibus Stock Plan by a vote as follows: 115,601,945 votes “For”, 22,975,209 votes “Against”, 479,443 votes “Abstained”, and 21,619,160 “Broker Non-Votes.”

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

(b) Reports on Form 8-K

We filed a report on Form 8-K on May 11, 2006; this report provided certain computations with respect to outstanding restricted stock awards and stock options.

We filed a report on Form 8-K on May 18, 2006; this report contained information regarding our announcement that our Board of Directors declared a regular quarterly cash dividend.

We filed a report on Form 8-K on July 25, 2006; this report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of our earnings release for the quarter ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By	/s/ Thomas K. Mahlke
Thomas K. Mahlke
Controller (principal accounting officer)