Form 10-Q
period 2006-09-30
C H ROBINSON WORLDWIDE INC
filed 2006-11-09
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 2, 2006, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 174,160,808.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$285,388	$230,628
Available-for-sale securities	129,031	122,551
Receivables, net of allowance for doubtful accounts of $29,897 and $29,439	786,405	716,725
Deferred tax asset	7,946	5,999
Prepaid expenses and other	10,605	8,878

Total current assets	1,219,375	1,084,781
PROPERTY AND EQUIPMENT, net	78,924	60,721
GOODWILL	259,902	223,137
INTANGIBLE AND OTHER ASSETS, net	29,500	26,429

Total assets	$1,587,701	$1,395,068

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable and outstanding checks	$542,594	$473,882
Accrued expenses –
Compensation and profit-sharing contribution	77,557	94,333
Income taxes and other	49,346	44,268

Total current liabilities	669,497	612,483
LONG TERM LIABILITIES:
Deferred tax liability	—	1,469
Non-qualified deferred compensation obligation	1,231	1,079

Total liabilities	670,728	615,031

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 174,161 shares issued, 173,083 and 173,030 shares outstanding	17,308	17,303
Additional paid-in capital	250,372	244,284
Retained earnings	767,504	640,551
Deferred compensation	(69,447)	(87,210)
Cumulative other comprehensive loss	(737)	(1,901)
Treasury stock at cost (1,078 and 1,081 shares)	(48,027)	(32,990)

Total stockholders’ investment	916,973	780,037

Total liabilities and stockholders’ investment	$1,587,701	$1,395,068

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
GROSS REVENUES
Transportation	$1,394,979	$1,218,026	$3,974,134	$3,340,267
Sourcing	307,384	257,409	907,659	737,067
Information Services	11,128	9,934	31,810	28,117

Total gross revenues	1,713,491	1,485,369	4,913,603	4,105,451
COST OF TRANSPORTATION, PRODUCTS AND HANDLING
Transportation	1,151,063	1,020,051	3,274,329	2,785,878
Sourcing	284,082	236,444	835,252	675,905

Total cost of transportation, products and handling	1,435,145	1,256,495	4,109,581	3,461,783

GROSS PROFITS	278,346	228,874	804,022	643,668
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Personnel expenses	129,981	110,595	386,801	317,662
Other selling, general, and administrative expenses	37,247	32,661	109,751	92,267

Total selling, general, and administrative expenses	167,228	143,256	496,552	409,929

INCOME FROM OPERATIONS	111,118	85,618	307,470	233,739
INVESTMENT AND OTHER INCOME	2,971	1,865	8,513	4,283

INCOME BEFORE PROVISION FOR INCOME TAXES	114,089	87,483	315,983	238,022
PROVISION FOR INCOME TAXES	43,699	33,394	120,885	92,810

NET INCOME	70,390	54,089	195,098	145,212
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(932)	526	1,034	(135)

COMPREHENSIVE INCOME	$69,458	$54,615	$196,132	$145,077

BASIC NET INCOME PER SHARE	$0.41	$0.32	$1.14	$0.85

DILUTED NET INCOME PER SHARE	$0.40	$0.31	$1.11	$0.83

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	170,925	170,105	171,001	170,072
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	3,851	4,428	3,988	4,285

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	174,776	174,533	174,989	174,357

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$195,098	$145,212
Adjustments to reconcile net income to net cash provided by operating activities–
Stock-based compensation	38,048	28,324
Depreciation and amortization	17,742	13,326
Provision for doubtful accounts	4,715	6,484
Other non-cash (income) expense	(5,427)	2,301
Changes in operating elements–
Receivables	(75,068)	(129,923)
Prepaid expenses and other	(1,727)	(2,559)
Accounts payable	68,711	83,816
Accrued compensation and profit sharing contribution	(14,437)	2,231
Accrued income taxes and other	3,256	4,685

Net cash provided by operating activities	230,911	153,897

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(32,951)	(16,151)
Purchases of available for-sale-securities	(83,956)	(99,791)
Sales/maturities of available for-sale-securities	78,203	98,225
Cash paid for acquisitions, net	(36,174)	(60,124)
Other	(2,017)	(1,891)

Net cash used for investing activities	(76,895)	(79,732)

FINANCING ACTIVITIES:
Proceeds from stock issued for employee benefit plans	16,285	13,466
Repurchase of common stock	(59,907)	(26,186)
Excess tax benefit on stock based compensation plans	11,378	2,734
Cash dividends	(68,046)	(38,578)

Net cash used for financing activities	(100,290)	(48,564)

Effect of exchange rates on cash	1,034	(135)
Net increase in cash and cash equivalents	54,760	25,466
CASH AND CASH EQUIVALENTS, beginning of period	230,628	166,476

CASH AND CASH EQUIVALENTS, end of period	$285,388	$191,942

See accompanying notes.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of multimodal transportation services and logistics solutions through a network of 210 branch offices operating in North America, South America, Europe, and Asia. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of results to be expected for the entire year.

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

2. New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, (FIN 48) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us as of January 1, 2007. We are currently in the process of evaluating the impact of the adoption of FIN 48. The cumulative effect, if any, of applying the provisions of FIN 48 will be reported as an adjustment to retained earnings as of the beginning of 2007.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. The provisions of SAB No, 108 are effective for us as of January 1, 2007. We are currently assessing the impact, if any, the adoption of SAB No. 108 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to retained earnings as of the beginning of 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for us as of January 1, 2007. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

3. Goodwill and Intangible Assets

A summary of our intangible assets as of September 30, 2006 is as follows (in thousands):

	Unamortizable intangible assets	Amortizable intangible assets
Gross	$271,831	$26,534
Accumulated amortization	(11,929)	(10,675)

Net	$259,902	$15,859

The change in the carrying amount of goodwill for the period ended September 30, 2006 is as follows (in thousands):

Balance December 31, 2005	$223,137
Goodwill associated with acquisitions	36,765

Balance September 30, 2006	$259,902

The change in the carrying amount of amortizable intangible assets for the period ended September 30, 2006 is as follows (in thousands):

Balance December 31, 2005	$18,520
Intangible assets associated with acquisitions	950
Amortization expense	(3,611)

Balance September 30, 2006	$15,859

Amortization expense for the nine months ended September 30, 2006 for other intangible assets was $3.6 million. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at September 30, 2006 is as follows (in thousands):

Remainder of 2006	$1,220
2007	4,652
2008	4,639
2009	4,422
2010	846
Thereafter	80

4. Litigation

As we previously disclosed, during 2002 we were named as a defendant in two lawsuits brought by a number of present and former employees. The first lawsuit alleged a hostile working environment, unequal pay, promotions, and opportunities for women, and failure to pay overtime (“FLSA”). The second lawsuit alleges a failure to pay overtime. The plaintiffs in both lawsuits sought unspecified monetary and non-monetary damages and class action certification.

On March 31, 2005, the judge issued an order denying class certification for the hostile working environment claims, and allowing class certification for certain claims of gender discrimination in pay and promotion. The judge also granted our motions for summary judgment as to the hostile working environment claims of ten of the named plaintiffs, and dismissed those claims.

The gender discrimination class claims and the remaining two hostile work environment claims were settled in principle on April 11, 2006 and received final approval by the Court on September 18, 2006. The settlement consists of $15 million for all damages, costs, and attorneys’ fees, to be allocated as determined by the Court. The proposed settlement also includes programmatic relief offered by C.H. Robinson. As a condition of the settlement, we made no admission of liability. The $15 million is within our insurance coverage limits, and has been fully funded by the insurance carriers. Although it has been fully funded by the insurance carriers, those carriers reserved the right to seek a court ruling that a portion of the settlement was not covered under their policies, and also to dispute payment of certain defense costs incurred in that litigation. These insurance issues are discussed below as “Class Coverage Issues.”

The settlement of the gender discrimination class claims did not include the overtime pay lawsuits, or the claims of putative class members who subsequently filed individual EEOC charges after the denial of class status on March 31, 2005. Currently, 36 of those claimants have filed lawsuits. We are vigorously defending the remaining charges and lawsuits.

Insurance coverage litigation has been commenced between C. H. Robinson and one of our insurance carriers concerning the above-referenced Class Coverage Issues and also concerning insurance coverage for the individual lawsuits. Countersuits seeking a declaratory judgment on these insurance issues are currently pending in Minnesota State and Federal Courts. C. H. Robinson is vigorously asserting its claims for maximum insurance coverage both for the Class Coverage Issues and for the defense and indemnity of the individual suits.

With respect to the overtime claims, the judge issued an order granting in full our Motion to Decertify the FLSA collective action on September 26, 2006. The judge retained jurisdiction over the named plaintiffs’ FLSA overtime claims and dismissed the opt-in claims, without prejudice.

Currently, the amount of any loss from the individual gender or FLSA claims is not expected to be material to us; however, unfavorable developments could have a material adverse effect on our consolidated financial statements.

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

5. Stock-based compensation

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

Our net income for the nine months ended September 30, 2006 includes $38.0 million of compensation costs and $11.4 million of income tax benefits related to our stock-based compensation arrangements. Our net income for the nine months ended September 30, 2005 includes $28.3 million of compensation costs and $2.7 million of income tax benefits related to our stock-based compensation arrangements.

As of September 30, 2006, there was a total of $69.5 million of unrecognized compensation costs associated to our stock-based compensation plans. Of this amount, $66.2 million is related to our restricted stock plan, nearly all of which is subject to vesting based on company performance over a period five years through December 31, 2010, and an additional $3.3 million is related to stock options, that are scheduled to be recognized over their vesting period that extends until the first quarter of 2008.

Stock Award Plans

Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 28,000,000 shares can be granted under this plan; 12,498,542 shares were available for stock awards as of September 30, 2006, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Restricted Stock Plan – We have awarded to certain key employees restricted shares and restricted units, which are subject to certain vesting requirements based on the operating performance of the company over a five year period. The awards also contain holding restrictions on the awardees’ availability to sell or transfer vested shares or units for a specified period of time. The fair value of these shares is established based on the market price on the date of grant discounted for the holding restrictions. The discount has ranged from 12 to 13 percent based on the different post-vesting holding restrictions. These grants are recorded as deferred compensation within stockholders’ investment in the accompanying financial statements and are being expensed based on the terms of the awards.

We have also awarded restricted shares to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed over the vesting period of the award.

Stock options – The contractual lives of all options as originally granted are 10 years. Options vest over a five-year period from the date of grant, with none vesting the first year and one quarter vesting each year after that. Awardees are able to exercise options using a stock swap which results in a new, fully-vested restoration option with a grant price established based on the date of the swap, and a remaining contractual life equal to the remaining life of the original grant. Options issued to non-employee directors vest immediately. The fair value per option is established using the Black-Scholes option pricing model with the resulting expense being recorded over the vesting period of the award. Other than restoration options, we have not issued any new stock options since 2003.

Employee Stock Purchase Plan – Our 1997 Employee Stock Purchase Plan allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of the quarter, discounted by 15 percent. Shares are freely tradable immediately. Employees purchased approximately 42,000 shares of our common stock at an aggregate cost of $1.6 million during the quarter ended September 30, 2006.

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

Forward-looking Information

Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events and by their nature involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in market demand and pricing for our services, the impact of competition, changes in relationships with our customers, freight levels and our ability to source capacity to transport freight, our ability to source produce, the risks associated with litigation and insurance coverage, our ability to integrate acquisitions, the impacts of war, the risks associated with operations outside the United States, risks associated with the produce industry, including food safety and contamination issues, and changing economic conditions. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005, filed on March 16, 2006.

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

Our gross revenues represent the total dollar value of services and goods we sell to our customers. Our costs of transportation, products, and handling include the direct costs of transportation, including motor carrier, rail, ocean, air and other costs, and the purchase price of the products we source. We act principally as a service provider to add value and expertise in the procurement and execution of these services and products for our customers. Our gross profits (gross revenues less the direct costs of transportation, products, and handling) are the primary indicator of our ability to source, add value, and sell services and products that are provided by third parties, and are considered by management to be our primary performance measurement. Accordingly, the discussion of our results of operations below focuses on the changes in our gross profits.

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

We opened seven new branches during the third quarter of 2006. We are planning to open two to four branches during the remainder of 2006. Because we usually open new offices with only two or three employees, we do not expect them to make a material contribution to our financial results in the first few years of their operation. We believe building local customer and carrier relationships has been an important part of our success. Acquisitions that fit our growth criteria and culture may also augment our growth.

We are a service company, and our continued success is dependent on our ability to continue to hire and retain talented, productive people. To meet the demands of our growth, we added approximately 200 employees during the third quarter of 2006 and have added a total of nearly 1,000 employees since the third quarter of 2005. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our sales employees more service-oriented, focused, and creative. In 2003, we implemented a new restricted stock program to better align our key employees with the interests of our shareholders, and to motivate and retain them for the long-term. These restricted stock awards vest based on the performance of the company over a five year period, and have been awarded annually since 2003.

Since we became a publicly-traded company in 1997, our long-term compounded annual growth target has been 15 percent for gross profits, income from operations, and earnings per share. This goal was based on an analysis of our performance in the previous twenty years, during which our compounded annual growth rate was 15 percent. Since 1997, we have slightly exceeded this compounded growth goal in all three categories. Our expectation has been that over time we will continue to achieve our target of 15 percent growth, but that we will have periods in which we exceed that goal, and periods in which we fall short. In the third quarter of 2006, we exceeded our long-term growth goal in gross profits, income from operations, and earnings per share. Our gross profits grew 21.6 percent, our income from operations increased 29.8 percent, and our diluted earnings per share increased 29.0 percent.

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

Results of Operations

The following table sets forth our gross profit margins, or gross profit as a percentage of gross revenues, between services and products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Transportation	17.5%	16.3%	17.6%	16.6%
Sourcing	7.6	8.1	8.0	8.3
Information Services	100.0	100.0	100.0	100.0

Total	16.2%	15.4%	16.4%	15.7%

The following table summarizes our gross profits by service line:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% change	2006	2005	% change
Gross profits (in thousands)
Transportation:
Truck	$213,015	$172,435	23.5%	$609,579	$488,438	24.8%
Intermodal	9,053	8,469	6.9	26,556	22,737	16.8
Ocean	10,144	8,638	17.4	27,563	20,412	35.0
Air	4,370	3,495	25.0	15,847	8,481	86.9
Miscellaneous	7,334	4,938	48.5	20,260	14,321	41.5

Total transportation	243,916	197,975	23.2	699,805	554,389	26.2

Sourcing	23,302	20,965	11.1	72,407	61,162	18.4
Information Services	11,128	9,934	12.0	31,810	28,117	13.1

Total	$278,346	$228,874	21.6%	$804,022	$643,668	24.9%

The following table represents certain statement of operations data shown as percentages of our gross profits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gross profits	100.0%	100.0%	100.0%	100.0%
Selling, general, and administrative expenses
Personnel expenses	46.7	48.3	48.1	49.4
Other selling, general, and administrative expenses	13.4	14.3	13.7	14.3

Total selling, general, and administrative expenses	60.1	62.6	61.8	63.7

Income from operations	39.9	37.4	38.2	36.3
Investment and other income	1.1	0.8	1.1	0.7

Income before provision for income taxes	41.0	38.2	39.3	37.0
Provision for income taxes	15.7	14.6	15.0	14.4

Net income	25.3%	23.6%	24.3%	22.6%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues. Gross revenues for the three months ended September 30, 2006 were $1.7 billion, an increase of 15.4 percent over gross revenues of $1.5 billion for the three months ended September 30, 2005. Gross profits for the three months ended September 30, 2006 were $278.3 million, an increase of 21.6 percent over gross profits of $228.9 million for the three months ended September 30, 2005. This was a result of an increase in Transportation gross profits of 23.2 percent to $243.9 million from $198.0 million in 2005, an increase in Sourcing gross profits of 11.1 percent to $23.3 million from $21.0 million in 2005, and an increase in Information Services gross profits of 12.0 percent to $11.1 million from $9.9 million in 2005.

For the third quarter, our gross profit margin increased to 16.2 percent in 2006 from 15.4 percent in 2005. Transportation gross profit margin increased to 17.5 percent from 16.3 percent. Sourcing gross profit margin decreased to 7.6 percent from 8.1 percent. Our Information Services business is a fee-based business, so our gross revenues are equal to our gross profits.

This increase in our Transportation gross profit margin is due primarily to the mix of services that make up our transportation business line. Our air transportation and miscellaneous transportation management services have higher gross profit margins than Transportation as a whole, and these two services grew at 25.0 percent and 48.5 percent compared to the overall growth of 23.2 percent.

During the third quarter of 2006, our Transportation gross profit growth exceeded our long-term growth target of 15 percent. Truck transportation gross profits, which make up approximately 87 percent of our Transportation line, had growth of 23.5 percent in the quarter. Strong demand and pricing in the North American truckload market drove our growth in excess of our long term growth target. Approximately half of our truck transportation growth was driven by increased volumes. We continue to gain market share with new and existing customers. The other half of our truck gross profit growth resulted from an increase in our gross profit margins and increased transportation rates. During 2004 and 2005, the price of truckload transportation services charged by motor carriers increased significantly more than the rate of increase in prior years. The rate increases were driven by both increased operating costs for the carriers, including the price of fuel and driver wages, and by pricing leverage as increased freight volumes drove an increase in the demand for capacity. Rates continued to increase in 2006 through the third quarter, but at a slower rate than in the two previous years.

Our growth in truck gross profits slowed as the third quarter progressed, due to decreasing year-over-year volume growth. Strong demand and tight capacity conditions in the second half of 2005 generated a robust amount of spot market transactions, which drove a significant amount of our growth during that time period. In the third quarter and in October 2006, we have not experienced the same level of spot market demand.

Our intermodal gross profits increase of 6.9 percent in the third quarter of 2006 resulted from an increase in gross profit margins, offset by a slight decrease in volume. Our gross profit margin expanded due to rate increases and the elimination of some lower margin business.

In our international freight forwarding business, our ocean gross profits increased 17.4 percent and our air gross profits increased 25.0 percent in the third quarter of 2006. Excluding the impact of the acquisitions of Bussini Transport S.r.l. (“Bussini”) and Hirdes Group Worldwide (“Hirdes”), announced in the third quarter of 2005, we estimate our ocean gross profits would have increased approximately 10 percent and our air gross profits would have decreased approximately 10 percent in the third quarter of 2006. In the third quarter of 2005 we had project-related airfreight business with a few large customers that did not recur in the third quarter of 2006.

Miscellaneous transportation gross profits consist primarily of transportation management fees, customs brokerage fees, and warehouse and cross-dock services. The increase of 48.5 percent in the third quarter was driven by increases in our transportation management fees and customs brokerage business. A majority of the services we provide in this category are fee-based, so our gross revenues are equal to our gross profits for these services.

For the third quarter, Sourcing gross profits increased 11.1 percent to $23.3 million in 2006 from $21.0 million in 2005. This increase was due to higher volumes with retail and foodservice customers through integrated programs. Our Sourcing gross profit margin decreased from 8.1 percent to 7.6 percent, due to weather-related growing conditions that increased our costs of some commodities.

Information Services is comprised entirely of revenues related to our subsidiary, T-Chek Systems. For the third quarter, Information Services gross profit increased 12.0 percent to $11.1 million from $9.9 million in 2005 due to transaction volume growth and an increase in pricing related to certain truck stop services.

Personnel Expenses. Personnel expenses for the three months ended September 30, 2006 were $130.0 million, an increase of 17.5 percent over personnel expenses of $110.6 million for the three months ended September 30, 2005. For the third quarter, personnel expense as a percentage of gross profit decreased to 46.7 percent in 2006 from 48.3 percent in 2005. While many of our personnel expenses are variable, historically we have gained leverage in periods of strong gross profit growth.

Our stock-based compensation expense accounted for approximately 4.0 percent of gross profits in the third quarter of 2006 compared to approximately 4.1 percent of gross profits in the third quarter of 2005. Approximately 80 percent of our stock-based compensation expense is performance-based, and vests based on our financial results.

Other Selling, General, and Administrative Expenses. Other selling, general, and administrative expenses for the three months ended September 30, 2006 were $37.2 million, an increase of 14.0 percent from $32.7 million for the three months ended September 30, 2005. Operating expenses as a percentage of gross profits decreased for the third quarter of 2006 to 13.4 percent compared to 14.3 percent in 2005. We gain leverage in periods of strong gross profit growth in several categories of our selling, general, and administrative expenses.

Income from Operations. Income from operations was $111.1 million for the three months ended September 30, 2006, an increase of 29.8 percent over $85.6 million for the three months ended September 30, 2005. The increase was driven by the increase in our gross profits and by gaining leverage in our operating expenses for the same period. Income from operations as a percentage of gross profit was 39.9 percent and 37.4 percent for the three months ended September 30, 2006 and 2005.

Investment and Other Income. Investment and other income was $3.0 million for the three months ended September 30, 2006, compared to $1.9 million for the three months ended September 30, 2005. This is due to an increase in our cash and investments and an increase in our portfolio yield due to increases in market returns on short-term investments.

Provision for Income Taxes. Our effective income tax rates were 38.3 percent and 38.2 percent for the three months ended September 30, 2006 and 2005. The effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit and non-deductible expenses attributable to incentive stock options. Our effective income tax rate has become less predictable under SFAS 123(R) due to timing differences between compensation expense related to stock options and the associated tax benefit derived from these instruments. Additionally, our investment portfolio is primarily invested in tax-exempt municipal securities, which drive down our effective income tax rate.

Net Income. Net income was $70.4 million for the three months ended September 30, 2006, an increase of 30.1 percent over $54.1 million for the three months ended September 30, 2005. Basic net income per share increased 28.1 percent to $0.41 from $0.32 per share in 2005. Diluted net income per share increased 29.0 percent to $0.40 from $0.31 per share in 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues. Gross revenues for the nine months ended September 30, 2006 were $4.9 billion, an increase of 19.7 percent over gross revenues of $4.1 billion for the nine months ended September 30, 2005. Gross profits for the nine months ended September 30, 2006 were $804.0 million, an increase of 24.9 percent over gross profits of $643.7 million for the nine months ended September 30, 2005. This was a result of an increase in Transportation gross profits of 26.2 percent to $699.8 million from $554.4 million in 2005, an increase in Sourcing gross profits of 18.4 percent to $72.4 million from $61.2 million in 2005, and an increase in Information Services gross profits of 13.1 percent to $31.8 million from $28.1 million in 2005.

Our gross profit margin for the period increased to 16.4 percent in 2006 from 15.7 percent in 2005. Transportation gross profit margin increased to 17.6 percent from 16.6 percent. Sourcing gross profit margin decreased to 8.0 percent from 8.3 percent. Our Information Services business is a fee-based business, so our gross revenues are equal to our gross profits.

The increase in our Transportation gross profit margin is primarily the result of the mix of services that comprise this business. Our full truckload services are the largest component in Transportation, and the gross profit margin on this service line increased slightly in 2006 compared to 2005, and within a narrow range of historically typical gross profit margins. The rest of the services in the Transportation business grew faster than truckload services. Several of these services have higher gross profit margins than truckload services, or gross profit margins that are increasing as a result of focusing on higher margin freight opportunities.

Our truck transportation gross profits increase of 24.8 percent in the first nine months of 2006 resulted from approximately half transaction volume growth and half pricing increases. Approximately half of the increase in prices is related to the price of fuel.

Intermodal gross profit increased 16.8 percent to $26.6 million from $22.7 million in 2005. This was the result of an increase in gross profit margins, offset by a decrease in volume. Our gross profit margin expanded due to rate increases and the elimination of some lower margin business.

In our international freight forwarding business, our ocean gross profits increased 35.0 percent to $27.6 million from $20.4 million in 2005 and our air gross profits increased 86.9 percent to $15.8 million from $8.5 million in 2005. Excluding the impact of the acquisitions of Bussini and Hirdes, we estimate our ocean profits would have increased approximately 15 percent during the nine months ended September 30, 2006. Our growth was driven by volumes and expanded margins, due to increased availability of capacity in the marketplace. Excluding the acquisitions, our air gross profits would have increased approximately 21 percent during the nine months ended September 30, 2006, due to increased volumes.

Miscellaneous transportation gross profits consist of customs brokerage fees, transportation management fees, warehouse and cross-dock services, and other miscellaneous transportation related services. A majority of the services we provide in this category are fee-based, so our gross revenues are equal to our gross profits for these services. The increase of 41.5 percent in the first nine months of 2006 compared to 2005 was driven by an increase in transportation management fees and customs brokerage fees. Excluding the impact of the acquisitions of Bussini and Hirdes, we estimate our miscellaneous transportation gross profits increased approximately 30 percent during the nine months ended September 30, 2006.

Sourcing gross profits increased 18.4 percent to $72.4 million in the first nine months of 2006 from $61.2 million in the same period of 2005. Excluding acquisitions that occurred in the first quarter of 2005, our Sourcing gross profits would have increased approximately 12.3 percent for the first nine months of 2006. This increase was due to higher volumes with retail and foodservice customers through integrated programs.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. Information Services gross profit increased 13.1 percent to $31.8 million in the first nine months of 2006 from $28.1 million in the same period of 2005, primarily due to transaction growth and a slight increase in pricing related to certain truck stop services.

Personnel Expenses. Personnel expenses for the nine months ended September 30, 2006 were $386.8 million, an increase of 21.8 percent over personnel expenses of $317.7 million for the nine months ended September 30, 2005. For the nine months ended September 30, personnel expense as a percentage of gross profit was 48.1 percent in 2006 and 49.4 percent 2005. While many of our personnel expenses are variable, we gain leverage in periods of strong gross profit growth.

Our stock-based compensation expense accounted for approximately 4.7 percent of gross profits in the first nine months of 2006 compared to approximately 4.6 percent of gross profits in the first nine months of 2005. Approximately 80 percent of our stock-based compensation expense is performance-based, and vests based on our financial results. As we gain leverage in our operating income as a percentage of gross profits, this performance-based compensation expense increases as a percentage of our gross profits.

Other Selling, General, and Administrative Expenses. Other selling, general, and administrative expenses for the nine months ended September 30, 2006 were $109.8 million, an increase of 18.9 percent from $92.3 million for the nine months ended September 30, 2005.

Operating expenses as a percentage of gross profits decreased slightly for the nine months ended September 30, 2006 compared to the same period of 2005. We gain leverage in periods of strong gross profit growth in several categories of our selling, general, and administrative expenses.

Income from Operations. Income from operations was $307.5 million for the nine months ended September 30, 2006, an increase of 31.5 percent over $233.8 million for the nine months ended September 30, 2005. The increase was driven by the increase in our gross profits for the same period. Income from operations as a percentage of gross profit was 38.2 percent and 36.3 percent for the nine months ended September 30, 2006 and 2005.

Investment and Other Income. Interest and other income was $8.5 million for the nine months ended September 30, 2006, compared to $4.3 million for the nine months ended September 30, 2005. This is due to an increase in our cash and investments and an increase in our portfolio yield due to increases in market returns on short-term investments.

Provision for Income Taxes. Our effective income tax rates were 38.3 percent and 39.0 percent for the nine months ended September 30, 2006 and 2005. The effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit and non-deductible expenses attributable to incentive stock options. Additionally, our investment portfolio is primarily invested in tax-exempt municipal securities, which drive down our effective income tax rate.

Net Income. Net income was $195.1 million for the nine months ended September 30, 2006, an increase of 34.4 percent over $145.2 million for the nine months ended September 30, 2005. Basic net income per share increased by 34.1 percent to $1.14 from $0.85 per share in 2005. Diluted net income per share increased 33.7 percent to $1.11 from $0.83 per share in 2005.

Liquidity and Capital Resources

We have historically generated substantial cash from operations which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $285.4 million and $230.6 million as of September 30, 2006 and December 31, 2005. We also had available-for-sale securities of $129.0 million and $122.6 million on September 30, 2006 and December 31, 2005.

We generated $230.9 million and $153.9 million of cash flow from operations for the nine months ended September 30, 2006 and 2005. The increase is due to primarily to net income growth and an improvement in our working capital.

We used $76.9 million and $79.7 million of cash and cash equivalents for investing activities for the nine months ended September 30, 2006 and 2005. For the nine months ended September 30, 2006 and 2005, we purchased $33.0 million and $16.2 million of property and equipment with the increase in 2006 due to capital expenditures related to a new corporate headquarters campus in Eden Prairie, Minnesota. During 2006 and 2005, we used $36.2 million and $42.5 million for previously announced acquisitions.

We used $100.3 million and $48.6 million of cash and cash equivalents for financing activities for the nine months ended September 30, 2006 and 2005. The net increase in cash used for financing activities of $51.7 million was the result of increasing our cash dividends, increasing our stock repurchase activity, offset by cash received from option exercises, employees purchasing stock through our employee stock purchase program, and the excess tax benefit of stock based compensation. We increased our quarterly cash dividend rate from $0.075 per share in 2005 to $0.13 per share in 2006, resulting in an increase in cash used for financing activities of $29.5 million. We also increased our stock repurchase activity to reduce the dilution related to our equity programs and to manage our cash balance. The increase in repurchase activity resulted in a net increase of $33.7 million of cash used for financing activities. We declared a $0.13 per share dividend payable to shareholders of record as of September 8, 2006, that was paid on October 2, 2006.

We have 3 million Euros available under a line of credit at an interest rate of Euribor plus 1.25 percent (4.5 percent at September 30, 2006). This discretionary line of credit has no expiration date. As of September 30, 2006 and 2005, we had no outstanding balance on this facility. Our credit agreement contains certain provisions, but does not restrict the payment of dividends.

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

VALUATIONS FOR ACCOUNTS RECEIVABLE. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $29.9 million as of September 30, 2006, remained relatively consistent with the allowance of $29.4 million as of December 31, 2005. Net accounts receivable for that same period increased 9.7 percent. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had approximately $414.4 million of cash and investments on September 30, 2006, consisting of $285.4 million of cash and cash equivalents and $129.0 million of available-for-sale securities. The cash equivalents are money market securities and high quality bonds from domestic issuers. All of our available-for-sale securities are high-quality bonds. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investments.

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

There were no changes that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

As we previously disclosed, during 2002 we were named as a defendant in two lawsuits brought by a number of present and former employees. The first lawsuit alleged a hostile working environment, unequal pay, promotions, and opportunities for women, and failure to pay overtime (“FLSA”). The second lawsuit alleges a failure to pay overtime. The plaintiffs in both lawsuits sought unspecified monetary and non-monetary damages and class action certification.

On March 31, 2005, the judge issued an order denying class certification for the hostile working environment claims, and allowing class certification for certain claims of gender discrimination in pay and promotion. The judge also granted our motions for summary judgment as to the hostile working environment claims of ten of the named plaintiffs, and dismissed those claims.

The gender discrimination class claims and the remaining two hostile work environment claims were settled in principle on April 11, 2006 and received final approval by the Court on September 18, 2006. The settlement consists of $15 million for all damages, costs, and attorneys’ fees, to be allocated as determined by the Court. The proposed settlement also includes programmatic relief offered by C.H. Robinson. As a condition of the settlement, we made no admission of liability. The $15 million is within our insurance coverage limits, and has been fully funded by the insurance carriers. Although it has been fully funded by the insurance carriers, those carriers reserved the right to seek a court ruling that a portion of the settlement was not covered under their policies, and also to dispute payment of certain defense costs incurred in that litigation. These insurance issues are discussed below as “Class Coverage Issues.”

The settlement of the gender discrimination class claims did not include the overtime pay lawsuits, or the claims of putative class members who subsequently filed individual EEOC charges after the denial of class status on March 31, 2005. Currently, 36 of those claimants have filed lawsuits. We are vigorously defending the remaining charges and lawsuits.

Insurance coverage litigation has been commenced between C. H. Robinson and one of our insurance carriers concerning the above-referenced Class Coverage Issues and also concerning insurance coverage for the individual lawsuits. Countersuits seeking a declaratory judgment on these insurance issues are currently pending in Minnesota State and Federal Courts. C. H. Robinson is vigorously asserting its claims for maximum insurance coverage both for the Class Coverage Issues and for the defense and indemnity of the individual suits.

With respect to the overtime claims, the judge issued an order granting in full our Motion to Decertify the FLSA collective action on September 26, 2006. The judge retained jurisdiction over the named plaintiffs’ FLSA overtime claims and dismissed the opt-in claims, without prejudice.

Currently, the amount of any loss from the individual gender or FLSA claims is not expected to be material to us; however, unfavorable developments could have a material adverse effect on our consolidated financial statements.

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the company during the quarter ended September 30, 2006 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
07/01/06- 07/31/06	—	—	—	4,304,500
08/01/06- 08/31/06	237,500	$46.42	237,500	4,067,000
09/01/06- 09/30/06	250,000	$44.75	250,000	3,817,000

Total:	487,500	$45.56	487,500	3,817,000

(1)	We repurchased an aggregate of 487,500 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February 1999 (the “Program”).
(2)	Our Board of Directors approved a company repurchase of up to an aggregate of 8,000,000 shares of our common stock pursuant to the program. Unless terminated earlier by resolution of our Board of Directors, the program will expire when we have repurchased all shares authorized for repurchase.

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

(b) Reports on Form 8-K

We filed a report on Form 8-K on August 18, 2006; this report contained information under Item 5 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) regarding our announcement that president and chief executive officer, John P. Wiehoff, age 44, has been elected chairman of its Board of Directors effective December 31, 2006.

We filed a report on Form 8-K on August 21, 2006; this report contained information regarding our announcement that our Board of Directors declared a regular quarterly cash dividend.

We filed a report on Form 8-K on October 24, 2006; this report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of our earnings release for the quarter ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2006

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By	/s/ Thomas K. Mahlke
Thomas K. Mahlke
Controller (principal accounting officer)