Form 10-K
period 2006-12-31
C H ROBINSON WORLDWIDE INC
filed 2007-03-01
CIK 1043277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-23189

C.H. ROBINSON WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1883630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8100 Mitchell Road, Eden Prairie, Minnesota	55344-2248
(Address of principal executive offices)	(Zip Code)

(952) 937-8500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $.10 per share
Preferred Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:	None

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $9,121,857,000 (based on the last sale price of such stock as quoted on The NASDAQ National Market ($53.50) on such date).

As of February 26, 2007, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 173,096,332.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2006 (the “Annual Report”), are incorporated by reference in Part II.

Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 17, 2007 (the “Proxy Statement”), are incorporated by reference in Part III.

PART I

ITEM 1.	BUSINESS

Overview

C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest third party logistics companies in the world with 2006 gross revenues of $6.6 billion. We provide freight transportation services and logistics solutions to companies of all sizes, in a wide variety of industries. During 2006, we handled approximately 5.2 million shipments for more than 25,000 customers. We operate through a network of 214 offices, which we call branches, in North America, Europe, Asia, and South America. We have developed global multimodal transportation and distribution networks to provide seamless logistics services worldwide. As a result, we have the capability of managing most aspects of the supply chain on behalf of our customers.

We are a non-asset based transportation provider, meaning we do not own the transportation equipment that is used to transport our customers’ freight. Through our relationships with approximately 45,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), air freight and ocean carriers, we select and hire the appropriate transportation to manage our customers’ freight needs. Being non-asset based means we can be flexible and focus on seeking solutions that work for our customers, rather than focusing on asset utilization. As an integral part of our transportation services, we provide a wide range of value-added logistics services, such as supply chain analysis, freight consolidation, core carrier program management, and information reporting.

In addition to multimodal transportation services, we have two other logistics business lines: fresh produce sourcing and fee-based information services.

Sourcing (the buying, selling, and brokering of fresh produce) was our original business when we were founded in 1905. Much of our logistics expertise can be traced to our significant experience in handling perishable commodities. We purchase fresh produce through our network of produce suppliers. Our customers include large grocery retailers, produce wholesalers, restaurants, and foodservice distributors. In the majority of cases, we also arrange the transport of the fresh produce we sell through our relationships with owners of specialized transportation equipment. In response to demand and changing market conditions, we have developed our own brand of produce, The Fresh 1®, and also have entered into licensing agreements to distribute produce under other national brand names. The produce for these brands is sourced through various relationships and packed to order through contract packing agreements. We have also instituted quality assurance and monitoring procedures as part of our national brand programs.

Information Services, our third business line, is comprised of a C.H. Robinson subsidiary, T-Chek Systems, Inc. T-Chek’s customers are motor carriers, for which it provides a variety of management and information services such as fuel management services, funds transfer, fuel and use tax reporting, and driver funds transfer. For several companies and truck stop chains, T-Chek captures sales and fuel cost data, provides management information to the seller, transfers funds to the truck stop, and invoices the carrier for fuel, cash advances, and our fee.

Our business model has been the main driver of our strong historical results and has positioned us for continued growth. One of our competitive advantages is our large branch network of 214 offices, staffed by approximately 5,200 salespeople. These branch employees are in close proximity to both customers and transportation providers, which gives them broad knowledge of their local markets and enables them to respond quickly to customers’ and transportation providers’ changing needs. Employees act as a team in their sales efforts, customer service, and operations. Over 30% of our transactions are shared transactions between branches. Our branches work together to complete transactions and collectively meet the needs of our customers. For large multi-location customers, we often coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. Our methodology of providing services is very similar across all branches. Our North American branches have a common technology platform that they use to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction. A significant portion of our branch employees’ compensation is performance-oriented, based on the profitability of their branch and their contributions to the success of the branch. We believe this makes our sales employees more service-oriented, focused, and creative.

Historically we have grown primarily through internal growth, by expanding current offices, opening new branch offices, and hiring additional salespeople. We have augmented our growth through selective acquisitions. In May, 2006, we acquired certain assets of Payne, Lynch & Associates, Inc. (“Payne Lynch”), a non-asset based third party logistics company that specializes in flatbed and over dimensional freight brokerage. Payne Lynch had annual gross revenues of approximately $35 million in 2005. During the fourth quarter, we acquired certain assets of Triune Freight Private Ltd. and Triune Logistics Private Ltd., (collectively “Triune”), a third party logistics provider based in India. Triune has annual gross revenues of approximately $11 million.

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

On a day-to-day basis, customers communicate their freight needs, typically on a shipment-by-shipment basis, to the branch salesperson responsible for their account. Customers communicate with us by means of telephone, fax, Internet, e-mail, or EDI (Electronic Data Interchange). The branch employee ensures that all appropriate information about each shipment is entered into our proprietary operating system. With the help of information provided by the operating system, the salesperson then determines the appropriate mode of transportation for the shipment and selects a carrier or carriers, based upon their knowledge of the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Based on the information he or she has about the market and rates, the salesperson may either determine an appropriate price at that point, or wait to communicate with a carrier directly before setting a price. In many cases, employees from different branch offices collaborate to hire the appropriate carrier for our customer’s freight, and the branch offices agree to an internal profit split.

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

As we have emphasized integrated logistics solutions, our relationships with many customers have broadened and we have become key providers to our customers, responsible for a greater portion of their supply chain management. We may serve our customers through specially created teams and through several branches. Our multimodal transportation services are provided to numerous international customers through our worldwide branch network. See Note 1 in the “Notes to Consolidated Financial Statements” included as part of our audited consolidated financial statements for an allocation of our gross revenues from domestic and foreign customers for the years ended December 31, 2006, 2005, and 2004 and our long-lived assets as of December 31, 2006 and 2005, in the United States and in foreign locations.

The table below shows our gross profits by transportation mode for the periods indicated:

Transportation Gross Profits

(in thousands)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Truck(1)	$822,954	$666,605	$501,940	$401,709	$361,353
Intermodal	36,176	31,392	29,960	28,103	21,111
Ocean	37,150	29,182	20,558	19,027	17,007
Air	21,533	13,321	8,570	4,891	3,068
Miscellaneous(2)	28,152	19,824	14,709	10,973	8,772

Total	$945,965	$760,324	$575,737	$464,703	$411,311

(1)	Includes LTL gross profits.
(2)	Consists of fee-based transportation management services, customs clearance (Automated Brokerage Interface (ABI) and Automated Clearing House (ACH) capabilities with the Bureau of U.S. Customs and Border Protection), warehousing, and other miscellaneous services.

Transportation services accounted for approximately 87% of our gross profits in 2006, 2005, and 2004.

Sourcing

Throughout our 101-year history, we have been in the business of sourcing fresh produce. Much of our logistics expertise can be traced to our significant experience in handling perishable commodities. Because of its perishable nature, produce must be rapidly packaged, carefully transported within tight timetables in temperature controlled equipment, and quickly distributed to replenish high-turnover inventories maintained by retailers, wholesalers, foodservice companies, and restaurants. In most instances, we consolidate individual customers’ produce orders into truckload quantities at the point of origin and arrange for transportation of the truckloads, often to multiple destinations.

For several years, we have actively sought to expand our Sourcing customer base by focusing on large multistore grocery retailers, restaurant chains and foodservice providers. Traditionally, grocery retailers have relied mainly on regional or even local purchases from food wholesalers for produce sourcing and store-level distribution. As these retailers have expanded through store openings and industry consolidation, these methods have become inefficient. Our logistics and perishable commodities sourcing expertise can improve the retailers’ produce purchasing, and provide uniform quality from region to region and store to store.

Our Sourcing services have expanded to include just-in-time replenishment, commodity management and business analysis. In response to demand and changing market conditions, we have a proprietary brand of produce, The Fresh 1®, which includes a wide range of fruits and vegetables that are uniform in quality and top grade, and branded produce programs, including licensing agreements to distribute produce under major national brands. These brands have expanded our market presence and relationships with some of our retail customers. We have also instituted quality assurance and monitoring programs as part of our branded and preferred supplier programs. Our acquisitions of the FoodSource entities in 2005 further expanded our service capabilities in sourcing.

Sourcing accounted for approximately 9% of our gross profits in 2006 and 2005, and approximately 8% of our gross profits in 2004.

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

Information Services accounted for approximately 4% of our gross profits in 2006 and 2005 and 5% of our gross profits in 2004.

Organization

To keep us close to our customers and markets, we operate through a network of offices, which we call “branches.” We currently have 214 offices, up from 196 in 2005. Our branches are supported by executives and other centralized, shared services. Approximately 11% of our employees are corporate employees who provide these centralized, shared services. Over one-third of the corporate employees are information technology personnel who develop and maintain our proprietary operating system software and our wide area network.

Branch Network

Each branch office is responsible for its own growth and profitability. Our branch salespeople are responsible for developing new business, negotiating and pricing services, receiving and processing service requests from customers, and contracting with carriers to provide the transportation requested. In addition to routine transportation, salespeople are often called upon to handle customers’ unusual, seasonal, and emergency needs. Shipments to be transported by truck are priced at the branch level, and branches cooperate with each other to hire carriers to provide transportation. Branches may rely on expertise in other branches when contracting LTL, intermodal, international ocean and air shipments. Multiple branches may also work together to service larger, national accounts where the expertise and resources of more than one branch are required to meet the customer’s needs. Their efforts are usually coordinated by one “lead” branch on the account.

Salespeople in the branches both sell to and service their customers. Sales opportunities are identified through our database, referrals from current customers, leads generated by branch office personnel through knowledge of their local and regional markets, and third party sources such as industry directories. Salespeople are also responsible for recruiting new carriers, who are qualified by our centralized carrier services group to make sure they are properly licensed and insured, and have the resources to provide the necessary level of service on a dependable basis.

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

Branch Employees. Because the quality of our employees is essential to our success, we are highly selective in our hiring. We recruit applicants from across North America, Europe, Asia, and South America. Our applicants typically have college degrees, and some have business experience, although not necessarily within the transportation industry.

Newly hired branch employees go through on-the-job training at the branch level that emphasizes development of the necessary skills and customer service philosophy to become productive members of a branch team. We expect most new salespeople to start contributing to the success of the branch in a matter of weeks. In addition, each new salesperson attends a national training meeting to further their skills and have the opportunity to develop relationships with employees of other branches.

Employees at the branch level form a team. The team structure is motivated by our performance-based compensation system, in which a significant portion of the cash compensation of most branch managers and salespeople is dependent on the profitability of their particular branch or business unit. Branch managers and salespeople who have been employed for at least one complete year are paid a portion of the branch’s earnings for that calendar year, based on a system of “points” awarded to the employees on the basis of their productivity and contributions. Employees can also receive profit sharing contributions that depend on our overall profitability and other factors in our 401(k) plan. In some special circumstances, such as opening new branches, we may guarantee a level of compensation to the branch manager and key salespersons for a short period of time.

All of our managers and certain other employees who have significant responsibilities are eligible to participate in our amended 1997 Omnibus Stock Plan. Within that plan, in 2003 we began regularly issuing restricted stock and restricted stock units as our primary equity awards because we believe these awards are an effective tool for creating long term ownership and alignment between employees and our shareholders. For most restricted stock awards, restricted shares and units are available to vest over five calendar years, based on company performance.

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

The executives are designated annually by the Board of Directors. Below are the names, ages, and positions of the executive officers:

Name	Age	Position
John P. Wiehoff	45	chief executive officer and chairman of the board
James E. Butts	51	vice president
Linda U. Feuss	50	vice president, general counsel and secretary
James P. Lemke	39	vice president, produce
Chad M. Lindbloom	42	vice president and chief financial officer
Thomas K. Mahlke	35	corporate controller
Scott A. Satterlee	38	vice president
Mark A. Walker	49	vice president

John P. Wiehoff has been chief executive officer since May 2002, following a three-year succession process during which he was named president in December 1999. He has been a director of C.H. Robinson since December 2001 and was elected chairman of the board effective December 31, 2006. He was vice president and chief financial officer from June 1998 to December 1999. Previous positions with the company include treasurer and corporate controller. Prior to joining the company in 1992, he was employed by Arthur Andersen LLP. John also serves on the Board of Directors of Donaldson Company, Inc., a leading worldwide provider of filtration systems and replacement parts. He holds a Bachelor of Science degree from St. John’s University.

James E. Butts has been a vice president and officer of C.H. Robinson since April 2002. Previous positions with the company include transportation manager at the Chicago South and Detroit branches. Jim has been with C.H. Robinson since 1978, and holds a Bachelor of Arts degree from Wayne State University and a Masters of Business Administration from Phoenix University.

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

Mark A. Walker has been a vice president since December 1999. Additional positions with C.H. Robinson include chief information officer from December 1999 to October 2001 and president of T-Chek Systems LLC. Mark joined the company in 1980. Mark holds a Bachelor of Science degree from Iowa State University and a Masters of Business Administration from the University of St. Thomas.

Employees

As of December 31, 2006, we had a total of 6,768 employees, of whom approximately 6,000 were located in our branch offices. Services such as accounting, information technology, legal, marketing communications, human resource support, credit and claims management, and carrier services are supported centrally.

Customers and Marketing

We seek to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing them with a full range of logistics services. During 2006, we served over 25,000 customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries. During 2006, no customer accounted for more than 7% of gross revenues or 3% of gross profits. In recent years, we have grown by adding new customers and by increasing our volumes with, and providing more services to, our existing customers.

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

Relationships with Transportation Providers

We continually work on establishing relationships with good transportation providers to assure dependable services, favorable pricing, and carrier availability during peak shipping periods and periods when demand for transportation equipment is greater than the supply. Because we don’t own any transportation equipment or employ the people directly involved with the delivery of our customers’ freight, these relationships are critical to our success. We rely on them to provide us with information regarding the status of shipments during transit and upon delivery.

As of December 31, 2006, we had qualified approximately 45,000 transportation providers worldwide, of which the vast majority are motor carriers. To strengthen and maintain our relationships with motor carriers, our salespeople regularly communicate with carriers serving their region and try to assist them by increasing their equipment utilization, reducing their empty miles, and repositioning their equipment. To make it easier for carriers to work with us, we have a policy of prompt payment and offer payment within 48 hours in exchange for a discount, along with offering in-trip advances through our T-Chek subsidiary.

These motor carriers provide access to temperature controlled vans, dry vans and flatbeds. These carriers are of all sizes, including owner-operators of a single truck, small and mid-size fleets, private fleets and the largest national trucking companies. Consequently, we are not dependent on any one carrier. Our largest truckload carrier was less than 1% of our total cost of transportation in 2006. Approximately 75% of our shipments in 2006 were transported by motor carriers that had less than 100 tractors. We qualify each carrier to make sure it is properly licensed and insured, has an adequate safety rating, and that it has the resources to provide the necessary level of service on a dependable basis. Our motor carrier contracts require that the carrier issue invoices only to and accept payment solely from us, and allow us to withhold payment to satisfy previous claims or shortages. To fulfill regulatory requirements, our motor carrier contracts commit to a series of three shipments and an initial transportation rate. Our standard contracts do not include volume commitments, and the initial contract rate is modified each time we confirm an individual shipment with a carrier.

We also have intermodal marketing contracts with railroads, including all of the major North American railroads, giving us access to additional trailers and containers. Our contracts with railroads specify the transportation services and payment terms by which our intermodal shipments are transported by rail. Intermodal transportation rates are typically negotiated between us and the railroad on a customer-specific basis.

In our non-asset based ocean transportation (NVOCC) and freight forwarding business, we have contracts with most of the major ocean carriers which support a variety of service and rate needs for our customers. We negotiate annual contracts that establish the predetermined rates we agree to pay our ocean carriers. The rates are negotiated based on expected volumes from our customers, specific trade lane requirements, and anticipated growth in the international shipping marketplace. These contracts are often amended throughout the year to reflect changes in market conditions for our business, such as additional trade lanes.

In our international air freight forwarding business, we purchase transportation services from approximately 200 air carriers through charter services, block space agreements, and transactional spot market negotiations. Through charter services we contract part or all of an airplane to meet customer requirements. Our block space agreements are annual contracts that include fixed allocations for predetermined flights at agreed upon rates that are reviewed annually or throughout the year. The transactional negotiations afford us the ability to capture excess capacity at prevailing market rates for a specific shipment.

Competition

The transportation services industry is highly competitive and fragmented. We compete against a large number of other non-asset based logistics companies, asset-based logistics companies, third party freight brokers, carriers offering logistics services, and freight forwarders. We also compete against carriers’ internal sales forces and shippers’ own transportation departments. We also buy and sell transportation services from and to companies that compete with us.

We often compete with respect to price, scope of services, or a combination thereof, but believe that our most significant competitive advantages are:

•

our branch network, which enables our salespersons to gain broad knowledge about individual customers, carriers and the local and regional markets they serve, and to provide superior customer service based on that knowledge. This network also offers customers higher service as responsibility for shipments is commonly shared across branches, to provide nationwide coverage and local market knowledge,

•	our 45,000 carrier relationships,

•

our size, relative to other providers. Because of the large number of transactions we do annually, 5.2 million in 2006, we have greater opportunity to efficiently match available capacity with customer needs. Our scale is an advantage in attracting more carriers, which in turn enables us to service our customers more efficiently and earn more business,

•	our non-asset based model, which enables us to remain flexible in our service offerings to our customers,

•	our dedicated employees and entrepreneurial culture, which are supported by our performance-based compensation system,

•	our proprietary information systems,

•	our ability to provide a broad range of logistics services, and

•	our ability to provide door-to-door services on a worldwide basis.

Communications and Information Systems

Our information systems are essential to our ability to efficiently communicate, service our customers and carriers, and manage our business. Our proprietary information systems help our employees efficiently manage more than 5.2 million shipments annually, 25,000 customer relationships, and 45,000 carrier relationships. Our employees are linked with each other and with our customers and our carriers by telephone, fax, Internet, e-mail, and/or EDI to communicate shipment requirements and availability, and to confirm and bill orders. Through our Internet sites CHRWonline.com and CHRWtrucks.com, customers and carriers can contract for shipments or equipment as well as track and trace shipments, including delivery confirmation. Customers and carriers also have access to other information in our operating systems through the Internet.

Our branch employees use our information systems to identify freight matching opportunities, communicate and coordinate activity with other branches, and “cross-cover” or find equipment for other branches’ freight. Our systems help our salespeople service customer orders, select the optimal modes of transportation, build and consolidate shipments, and select routes, all based on customer-specific service parameters. Our systems also make shipment data visible to the entire sales team as well as customers and carriers, enabling our salespeople to select carriers and track shipments in progress. Our systems automatically provide alerts to arising problems. Our systems use data captured from daily transactions to generate various management reports that are available to our customers. These reports provide them with information on traffic patterns, product mix, and production schedules, and support analysis of their own customer base, transportation expenditure trends, and the impact on out-of-route costs.

Government Regulation

We are subject to licensing and regulation as a transportation broker and are licensed by the U.S. Department of Transportation (“DOT”) to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. Under certain circumstances, one of our subsidiary companies provides limited motor carrier transportation services that require registration with the DOT and compliance with certain economic regulations administered by the DOT, including a requirement to maintain insurance coverage in minimum prescribed amounts. We are also subject to regulation by the Federal Maritime Commission as an ocean freight forwarder and a non-vessel operating common carrier for which we maintain separate bonds and licenses for each. We operate as an indirect air cargo carrier subject to economic regulation by the DOT and provide customs brokerage services as a customs broker under a license issued by the Bureau of U.S Customs and Border Protection.

We source fresh produce under a license issued by the U.S. Department of Agriculture as required by the Perishable Agricultural Commodities Act (“PACA”). Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Our T-Chek operations are subject to federal and state money transfer regulations under the USA Patriot Act of 2001.

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

Risk Management and Insurance

We require all motor carriers we work with to carry at least $750,000 in auto and general liability insurance and $25,000 in cargo insurance. Many carriers have insurance exceeding these minimum requirements. Railroads, which are generally self-insured, provide limited common carrier liability protection, generally up to $250,000 per shipment.

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

We maintain a broad cargo liability insurance policy to protect us against catastrophic losses that may not be recovered from the responsible carrier. We also carry various liability insurance policies, including auto and general liability, with a $100 million umbrella. Our contingent auto liability coverage has a retention of $5 million per incident for the years 2004 through 2006 and a retention of $3 million per incident for 2007.

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

We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as market demand and pressures on the pricing for our services; changing market conditions, competition and growth rates within the third party logistics industry; availability of truck capacity or alternative means of transporting freight, and changes in relationships with existing truck, rail, ocean and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to integrate the operations of acquired companies with our historic operations successfully; changes in accounting policies; risks associated with litigation and insurance coverage; risks associated with operations outside of the United States; risks associated with the produce industry including food safety and contamination use; changing economic conditions such as general economic slowdown, decreased consumer confidence, fuel shortages and the impact of war on the economy; and other risks and uncertainties, including those described below.

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

Demand for our services may decrease during an economic recession. The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, fuel shortages, price increases by carriers, interest rate fluctuations, and other economic factors beyond our control. Carriers can be expected to charge higher prices to cover higher operating expenses, and our gross profits and income from operations may decrease if we are unable to pass through to our customers the full amount of higher transportation costs. If economic recession or a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, particularly among certain national retailers or in the food, beverage, paper, or printing industries, our operating results could also be adversely affected.

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

We are subject to claims arising from our transportation operations. We use the services of thousands of transportation companies and their drivers in connection with our transportation operations. From time to time, these drivers are involved in accidents and the carrier may not have adequate insurance coverage. Although these drivers are not our employees and all of these drivers are employees, owner operators or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. In addition, our auto liability policy has a retention of $5 million per incident for years 2004 through 2006 and a retention of $3 million per incident for 2007. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims, could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability.

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

We derive a significant portion of our gross revenues and gross profit from our largest clients. Our top 100 customers comprise approximately one-third of consolidated gross profits with none of them individually exceeding 3 percent. The sudden loss of many of our major clients could materially and adversely affect our operating results.

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

We lease approximately 67,000 square feet of office space in Eden Prairie, Minnesota as our corporate headquarters. Our corporate headquarters lease expires in 2014. We have begun construction of an additional 105,000 square feet of office space in Eden Prairie, Minnesota for expansion of our corporate headquarters.

All but one of our branch offices are leased from third parties under leases with initial terms ranging from three to ten years. However, we do own the largest location in Chicago listed below. Our branch offices range in space from 1,000 to 153,000 square feet. The following table lists our largest U.S. locations:

City/State	Approximate Square Feet
Eden Prairie, MN	153,000
Chicago, IL	80,000
Atlanta, GA	27,350
Chicago, IL	20,847
Coralville, IA	19,182

Southfield, MI	18,464
Woodridge, IL	16,914
Elizabeth, NJ	16,500
Elk Grove Village, IL	13,163
Monterrey, CA	12,712
Cordova, TN	11,617
Lisle, IL	11,613
Los Angeles, CA	10,695
Tampa, FL	10,641
Phoenix, AZ	10,294
Paulsboro, NJ	10,046

We also lease approximately 287,000 square feet of warehouse space throughout the United States. The following table lists our largest warehouses:

City/State	Approximate Square Feet
Rochester, NY	54,000
Medley, FL	53,500
Edinburg, TX	48,000
Vancouver, WA	42,700
Bolingbrook, IL	36,000
Elk Grove Village, IL	30,200

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

The gender discrimination class claims and the remaining two hostile work environment claims were settled in principle on April 11, 2006 and received final approval by the Court on September 18, 2006. The settlement consists of $15 million for all damages, costs, and attorneys’ fees, to be allocated as determined by the Court. The proposed settlement also includes programmatic relief offered by us. As a condition of the settlement, we made no admission of liability. The $15 million is within our insurance coverage limits, and has been fully funded by the insurance carriers. Although it has been fully funded by the insurance carriers, those carriers reserved the right to seek a court ruling that a portion of the settlement was not covered under their policies, and also to dispute payment of certain defense costs incurred in that litigation. These insurance issues are discussed below as “Class Coverage Issues.”

The settlement of the gender discrimination class claims did not include the overtime pay lawsuits, or the claims of putative class members who subsequently filed individual EEOC charges after the denial of class status on March 31, 2005. Currently, fifty-two of those claimants have filed lawsuits. Of those, one was tried to a jury and resulted in a defense verdict, one was voluntarily dismissed, and one was dismissed on our Motion for Summary Judgment. An appeal of that dismissal is pending. We are vigorously defending the remaining charges and lawsuits, and have been advised by plaintiffs’ counsel that no further lawsuits are expected to be filed.

Insurance coverage litigation has been commenced between us and one of our insurance carriers concerning the above-referenced Class Coverage Issues and also concerning insurance coverage for the individual lawsuits. Countersuits seeking a declaratory judgment on these insurance issues are currently pending in Minnesota State Court. We are vigorously asserting its claims for maximum insurance coverage both for the Class Coverage Issues and for the defense and indemnity of the individual suits.

With respect to the FLSA overtime claims, the judge issued an order granting in full our Motion to Decertify the FLSA collective action on September 26, 2006. The judge retained jurisdiction over the named plaintiffs’ FLSA overtime claims and dismissed the claims of the opt-in plaintiffs, without prejudice to their right to bring their own claims in separate lawsuits in appropriate venues. Approximately 525 of the dismissed opt-in plaintiffs either filed or joined in lawsuits asserting individual FLSA claims for failure to pay overtime. Approximately five of those individuals have filed voluntary dismissals of their claims. We are vigorously defending the remaining lawsuits in various federal courts.

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

None.

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

The following table sets forth, for the periods indicated, the high and low sales prices of our Common Stock, as quoted on the NASDAQ National Market.

2006	High	Low
Fourth Quarter	$45.67	$39.44
Third Quarter	55.18	41.75
Second Quarter	53.56	42.06
First Quarter	50.44	35.55

2005	High	Low
Fourth Quarter	$41.70	$30.15
Third Quarter	32.17	28.38
Second Quarter	29.81	23.60
First Quarter	28.05	25.21

On February 26, 2007, the closing sales price per share of our Common Stock as quoted on the NASDAQ National Market was $52.40 per share. On February 26, 2007, there were approximately 250 holders of record and approximately 55,000 beneficial owners of our Common Stock.

During 1999, our Board of Directors authorized a stock repurchase plan, allowing for the repurchase of 8,000,000 shares. We purchased approximately 1,926,500 shares of our Common Stock in 2006 under this plan. There are approximately 3,220,000 shares remaining for purchase under this plan. We intend to fund any future repurchases with internally generated funds.

We declared quarterly dividends during 2005 for an aggregate of $.355 per share and quarterly dividends during 2006 of $.57 per share. We have declared a quarterly dividend of $.18 per share payable to shareholders of record as of March 9, 2007, payable on April 2, 2007. Our declaration of dividends is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon our results of operations, capital requirements and financial condition, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or continue to pay dividends on the shares of Common Stock in the future.

Participants in the Robinson Companies Retirement Plan may, among other investment options, elect to invest their contributions and all company matching contributions in shares of our Common Stock. When plan participants elect to invest plan contributions in shares of our Common Stock, the plan trustee, Wachovia, purchases shares of our Common Stock on the open market and holds those shares beneficially for plan participants. During the quarter ended December 31, 2006, plan participants elected to invest plan contributions in a total of approximately 18,536 shares of our Common Stock having an approximate aggregate purchase price of $820,000. Because participants may elect to invest plan contributions in shares of our Common Stock, the plan is required to be registered under the Securities Act of 1933. There is no exemption from registration under the Securities Act available for the plan. On November 12, 2003, we registered the plan pursuant to a Form S-8 filed with the Securities and Exchange Commission.

The following table provides information about purchases by the company during the quarter ended December 31, 2006 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/01/06-10/31/06	—	$—	—	3,817,000
11/01/06- 11/30/06	277,500	42.87	277,500	3,539,500
12/01/06- 12/31/06	320,000	42.06	320,000	3,219,500

Total:	597,500	$42.45	597,500	3,219,500

(1)	We repurchased an aggregate of 597,500 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February 1999 (the “Program”).
(2)	Our board of directors approved the repurchase by us of up to an aggregate of 8,000,000 shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

The graph below compares the cumulative 5-year total return of holders of C.H. Robinson Worldwide, Inc.’s common stock with the cumulative total returns of the S & P 500 index and the S & P Midcap 400 index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2001 and tracks it through 12/31/2006.

	12/01	12/02	12/03	12/04	12/05	12/06
C.H. Robinson Worldwide, Inc.	$100.00	$108.82	$133.53	$197.81	$266.82	$298.52
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
S & P Midcap 400	100.00	85.49	115.94	135.05	152.00	167.69
NASDAQ Transportation	100.00	102.88	137.80	179.97	204.78	229.97

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

Selected consolidated financial and operating data on page 17 of the Annual Report is incorporated in this Form 10-K by reference. This information is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis on pages 18 through 27 of the Annual Report is incorporated in this Form 10-K by reference. This section is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about Market Risk on page 27 of the Annual Report is incorporated in this Form 10-K by reference. This section is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto on pages 28 through 46 of the Annual Report are incorporated in this Form 10-K by reference. These financial statements are also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 2005 and 2006, and through the date of this report, there were no disagreements with the independent public accountants on accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

During the fourth quarter, we acquired freight forwarding businesses, Triune Freight Private Ltd. and Triune Logistics Private Ltd. (collectively “Triune”), which are not included in our assessment of the effectiveness of our internal control over financial reporting. As a result, management’s conclusion regarding the effectiveness of our internal control over financial reporting does not extend to these companies.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Controls Over Financial Reporting

There have not been any changes to the company’s internal control over financial reporting during the fiscal year, to which this report relates, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plans

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders[1]	5,360,758	$13.62	17,741,867
Equity compensation plans not approved by security holders	—	—	—
Total	5,360,758	$13.62	17,741,867

1	Includes stock available for issuance under our Directors’ Stock Plan and our Employee Stock Purchase Plan, as well as options and restricted stock granted and shares that may become subject of future awards under our 1997 Omnibus Stock Plan. Specifically, 46,258 shares remain available under our Directors’ Stock Plan and 5,729,134 shares remain available under our Employee Stock Purchase Plan. Under our 1997 Omnibus Stock Plan, 11,966,475 shares may become subject of future awards in the form of stock option grants or the issuance of restricted stock.

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

(a) (1) Financial Statements.

Our consolidated financial statements listed below on pages 28 through 43 of the Annual Report are incorporated in this Form 10-K by reference. These financial statements are included in Exhibit 13 to this Form 10-K, as filed with the SEC.

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Stockholders’ Investment for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004

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

(3) Index to Exhibits

See Exhibit Index on page 24 for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document. We will furnish to a security holder upon request a copy of any Exhibit at cost.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

Report on Form 8-K, dated October 24, 2006, filed in connection with our release of earnings for the three months ended September 30, 2006.

Report on Form 8-K, dated November 16, 2006, announced that its Board of Directors today declared an increase to the regular quarterly cash dividend from 13 cents ($0.13) per share to 18 cents ($0.18) per share, payable on January 2, 2007, to shareholders of record on December 8, 2006

Report on Form 8-K, dated December 1, 2006, filed in connection with our acquisition of certain assets of Triune Freight Private Ltd. and Triune Logistics Private Ltd., collectively (“Triune”), a third party logistics provider based in India.

(c)	See Item 15(a)(3) above.

(d)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on March 1, 2007.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Linda U. Feuss
Linda U. Feuss
Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2007.

Signature	Title

/s/ John P. Wiehoff	Chief Executive Officer and Chairman of the Board (Principal
John P. Wiehoff	Executive Officer)

/s/ Chad M. Lindbloom	Vice President and Chief Financial Officer
Chad M. Lindbloom	(Principal Financial Officer)

/s/ Thomas K. Mahlke	Corporate Controller (Principal Accounting Officer)
Thomas K. Mahlke

*	Director
ReBecca Koenig Roloff

*	Director
Robert Ezrilov

*	Director
Gerald A. Schwalbach

*	Director
Wayne M. Fortun

*	Director
Brian P. Short

*	Director
Michael W. Wickham

*	Director
Kenneth E Keiser

* By:	/s/ Linda U. Feuss
Linda U. Feuss
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

C.H. Robinson Worldwide, Inc.

Eden Prairie, Minnesota

We have audited the consolidated financial statements of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated March 1, 2007; such consolidated financial statements and reports are included in your 2006 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Minneapolis, Minnesota

March 1, 2007

Schedule II. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

The transactions in the allowance for doubtful accounts for the years ended December 31, 2006, 2005, and 2004 were as follows (in thousands):

	December 31, 2006	December 31, 2005	December 31, 2004
Balance, beginning of year	$29,439	$25,204	$23,569
Provision	7,084	8,878	8,823
Write-offs	(7,490)	(4,643)	(7,188)

Balance, end of year	$29,033	$29,439	$25,204

Index to Exhibits

Number	Description
3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.1	Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.2	Rights Agreement between the Company and Wells Fargo Bank Minnesota, National Association (formerly Norwest Bank Minnesota, N.A.) (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.1	1997 Omnibus Stock Plan (as amended May 1, 2001) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

†10.2	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.3	C.H. Robinson Worldwide, Inc. Directors’ Stock Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.4	Form of Management Employment and Noncompetition Agreement Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.5	Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.6	Management Bonus Plan (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.7	Asset Purchase Agreement dated November 18, 1999, by and among the Company, C.H. Robinson Company, American Backhaulers, Inc., Paul L. Loeb, the Paul L. Loeb Family Trust and the Jodi Sue Loeb Family Trust (Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K dated December 28, 1999)

†10.8	Robinson Companies Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-47080)

10.9	Robinson Companies Nonqualified Deferred Compensation Plan Trust Agreement, dated January 1, 2001, by and between C. H. Robinson Worldwide, Inc. and American Express Trust Company (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

†10.10	Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C. H. Robinson Worldwide, Inc. and John P. Wiehoff (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

†*10.11	Form of Restricted Stock Award for U.S. Managerial Employees

*13	Selected pages of the Company’s Annual Report to Stockholders for the year ended December 31, 2006

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*24	Powers of Attorney

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report
*	Filed herewith