Form 10-Q
period 2007-03-31
C H ROBINSON WORLDWIDE INC
filed 2007-05-10
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 3, 2007, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 171,163,317.

C.H. ROBINSON WORLDWIDE, INC.

FORM 10-Q

For the Quarter Ended March 31, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$335,990	$348,592
Available-for-sale securities	126,824	124,767
Receivables, net of allowance for doubtful accounts of $28,968 and $29,033	801,239	764,995
Deferred tax asset	8,774	7,614
Prepaid expenses and other	18,756	10,180

Total current assets	1,291,583	1,256,148
PROPERTY AND EQUIPMENT, net	86,369	82,071
GOODWILL	269,711	261,766
INTANGIBLE AND OTHER ASSETS, net	36,538	31,708

Total assets	$1,684,201	$1,631,693

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable and outstanding checks	$583,892	$540,129
Accrued expenses
Compensation and profit-sharing contribution	34,006	98,408
Other accrued expenses	70,482	48,412

Total current liabilities	688,380	686,949
LONG TERM LIABILITIES:
Non-current income taxes payable	7,929	—
Nonqualified deferred compensation obligation	1,189	1,022

Total liabilities	697,498	687,971

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 174,161 shares issued, 172,600 and 172,657 shares outstanding	17,260	17,266
Retained earnings	852,130	807,983
Additional paid-in capital	188,658	184,462
Accumulated other comprehensive income (loss)	902	(202)
Treasury stock at cost (1,561 and 1,504 shares)	(72,247)	(65,787)

Total stockholders’ investment	986,703	943,722

Total liabilities and stockholders’ investment	$1,684,201	$1,631,693

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31, 2007
	2007	2006
GROSS REVENUES
Transportation	$1,300,418	$1,215,909
Sourcing	308,297	273,422
Information Services	10,610	9,784

Total gross revenues	1,619,325	1,499,115
COST OF TRANSPORTATION, PRODUCTS AND HANDLING
Transportation	1,037,991	992,942
Sourcing	284,404	251,116

Total cost of transportation, products and handling	1,322,395	1,244,058

GROSS PROFITS	296,930	255,057
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Personnel	141,776	127,211
Other selling, general, and administrative	39,965	35,412

Total selling, general, and administrative expenses	181,741	162,623

INCOME FROM OPERATIONS	115,189	92,434
INVESTMENT AND OTHER INCOME	3,596	2,665

INCOME BEFORE PROVISION FOR INCOME TAXES	118,785	95,099
PROVISION FOR INCOME TAXES	45,820	36,985

NET INCOME	72,965	58,114
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	1,108	362
Unrealized (loss) gain on investments	(4)	37

COMPREHENSIVE INCOME	$74,069	$58,513

BASIC NET INCOME PER SHARE	$0.43	$0.34

DILUTED NET INCOME PER SHARE	$0.42	$0.33

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	171,183	171,219
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	3,705	4,048

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	174,888	175,267

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$72,965	$58,114
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	12,197	14,529
Depreciation and amortization	6,552	5,567
Provision for doubtful accounts	2,011	1,955
Other non-cash (income) expense	2,443	(3,199)
Changes in operating elements:
Accounts receivable	(38,924)	7,802
Prepaid expenses and other	(8,576)	(4,413)
Accounts payable and outstanding checks	43,736	13,699
Accrued compensation and profit sharing contribution	(61,854)	(58,547)
Accrued income taxes and other	24,629	20,587

Net cash provided by operating activities	55,179	56,094

INVESTING ACTIVITIES
Purchases of property and equipment, net	(10,038)	(6,477)
Purchases of available for-sale-securities	(37,322)	(39,163)
Sales/maturities of available for-sale-securities	35,933	37,489
Cash paid for acquisitions	(9,261)	(7,974)
Other	167	1,750

Net cash used for investing activities	(20,521)	(14,375)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	9,408	12,103
Repurchase of common stock	(32,054)	(12,346)
Excess tax benefit on stock based compensation plans	5,630	6,708
Cash dividends	(31,348)	(22,589)

Net cash used for financing activities	(48,364)	(16,124)

Effect of exchange rates on cash	1,104	204
Net increase (decrease) in cash and cash equivalents	(12,602)	25,799
CASH AND CASH EQUIVALENTS, beginning of period	348,592	230,628

CASH AND CASH EQUIVALENTS, end of period	$335,990	$256,427

See accompanying notes.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of multimodal transportation services and logistics solutions through a network of 214 branch offices operating in North America, Europe, Asia, and South America. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of results to be expected for the entire year.

Consistent with SEC rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read the condensed consolidated financial statements and related notes in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2006.

2. New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted FIN 48 on January 1, 2007. See Note 6.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for us as of January 1, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

3. Goodwill and Intangible Assets

A summary of our intangible assets is as follows (in thousands):

	Unamortizable intangible assets	Amortizable intangible assets
December 31, 2006
Gross	$261,766	$25,043
Accumulated amortization	—	(9,086)

Net	$261,766	$15,957

	Unamortizable intangible assets	Amortizable intangible assets
March 31, 2007
Gross	$269,711	$27,497
Accumulated amortization	—	(10,478)

Net	$269,711	$17,019

Amortizable intangible assets consist primarily of customer lists and non-compete agreements.

The change in the carrying amount of goodwill for the period ended March 31, 2007 is as follows (in thousands):

Balance December 31, 2006	$261,766
Goodwill associated with acquisitions, net	6,807
Foreign currency translation	1,138

Balance March 31, 2007	$269,711

Amortization expense for the three months ended March 31, 2007 and 2006 for other intangible assets was $1.4 million and $1.3 million. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at March 31, 2007 is as follows (in thousands):

Remainder of 2007	$4,066
2008	5,363
2009	5,220
2010	1,616
2011	756
Thereafter	—

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

The gender discrimination class claims and the remaining two hostile work environment claims were settled in 2006. The settlement consists of $15 million for all damages, costs, and attorneys’ fees. The settlement also includes programmatic relief offered by us. As a condition of the settlement, we made no admission of liability. The $15 million is within our insurance coverage limits, and has been funded by the insurance carriers. Although it has been funded by the insurance carriers, those carriers reserved the right to seek a court ruling that a portion of the settlement was not covered under their policies, and also to dispute payment of certain defense costs incurred in that litigation. These insurance issues are discussed below as “Class Coverage Issues.”

The settlement of the gender discrimination class claims did not include the overtime pay lawsuits, or the claims of putative class members who subsequently filed individual Equal Employment Opportunity Commission (EEOC) charges after the denial of class status on March 31, 2005. Fifty-four of those claimants filed lawsuits; of those, twenty-seven are still pending. Nearly all of the resolved lawsuits were settled for nuisance value. We are vigorously defending the remaining charges and lawsuits, and have been advised by plaintiffs’ counsel that no further lawsuits are expected to be filed.

Insurance coverage litigation has been commenced between us and one of our insurance carriers concerning the above-referenced Class Coverage Issues and also concerning insurance coverage for the individual lawsuits. Countersuits seeking a declaratory judgment on these insurance issues are currently pending in Minnesota State Court. We will continue to vigorously assert our claims for maximum insurance coverage for the remaining coverage issues.

With respect to the FLSA overtime claims, the judge issued an order granting in full our Motion to Decertify the FLSA collective action on September 26, 2006. The judge retained jurisdiction over the named plaintiffs’ FLSA overtime claims and dismissed the claims of the opt-in plaintiffs, without prejudice to their right to bring their own claims in separate lawsuits in appropriate venues. Approximately 525 of the dismissed opt-in plaintiffs either filed or joined in lawsuits asserting individual FLSA claims for failure to pay overtime. All of the FLSA plaintiffs have agreed to settlement. The process to have the settlements reviewed and approved by a Court is now on-going.

Currently, the amount of any loss from the remaining individual gender claims is not expected to be material to us. We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

5. Stock-based compensation

Effective January 1, 2006, we adopted SFAS 123R, Share-Based Payment. Under SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. We had previously adopted the fair value recognition provisions of SFAS 123 in January 2004, using the retroactive restatement method.

Our net income for the three months ended March 31, 2007 includes $12.2 million of compensation costs and $5.6 million of income tax benefits related to our stock-based compensation arrangements. Our net income for the three months ended March 31, 2006 includes $14.5 million of compensation costs and $6.7 million of income tax benefits related to our stock-based compensation arrangements.

As of March 31, 2007, there was a total of $54.7 million of unrecognized compensation costs associated to our stock-based compensation plans. Of this amount, $53.0 million is related to our restricted stock plan, nearly all of which is subject to vesting based on company performance over a period of five years through December 31, 2010, and an additional $1.7 million is related to stock options, that are scheduled to be recognized over their vesting period that extends until the first quarter of 2008.

Stock Award Plans

Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 28,000,000 shares can be granted under this plan; approximately 11,800,000 shares were available for stock awards as of March 31, 2007, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Restricted Stock Plan – We have awarded to certain key employees and non-employee directors restricted shares and restricted units, which are subject to certain vesting requirements based on the operating performance of the company over a five year period. The awards also contain restrictions on the awardees’ ability to sell or transfer vested shares or units for a specified period of time. The fair value of these shares is established based on the market price on the date of grant discounted for post-vesting holding restrictions. The discount has ranged from 12-13 percent based on the different post-vesting holding restrictions. These grants are recorded as deferred compensation within stockholders’ investment in the accompanying financial statements and are being expensed based on the terms of the awards.

We have also awarded restricted shares to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed over the vesting period of the award.

We have also issued to certain key employees restricted units which are fully vested upon issuance and contain restrictions the awardees’ ability to sell or transfer vested units for a specified period of time. The fair value of these shares is established using the same method discussed above. These grants have been expensed during the year they were earned by employees.

Stock options – The contractual lives of all options as originally granted are 10 years. Options vest over a five-year period from the date of grant, with none vesting the first year and one quarter vesting each year after that. Recipients are able to exercise options using a stock swap which results in a new, fully-vested restoration option with a grant price established based on the date of the swap, and a remaining contractual life equal to the remaining life of the original option. Options issued to non-employee directors vest immediately. The fair value per option is established using the Black-Scholes option pricing model with the resulting expense being recorded over the vesting period of the award. Other than restoration options, we have not issued any new stock options since 2003.

Employee Stock Purchase Plan – Our 1997 Employee Stock Purchase Plan allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of the quarter, discounted by 15 percent. Shares are freely tradable immediately. Employees purchased approximately 101,000 shares of our common stock at an aggregate cost of $4.1 million during the quarter ended March 31, 2007.

6. Income Taxes

C. H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax returns before 2002.

We adopted the provisions of FIN48 on January 1, 2007. As a result of the implementation of Interpretation 48, we recognized a $2.6 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. At the date of adoption, we had $7.2 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease in the next twelve months.

We recognize interest and penalties related to uncertain tax positions in income tax expense. At adoption, we had accrued approximately $1.3 million payment of interest and penalties. There were no material changes for the three months ended March 31, 2007.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes.

Forward-looking Information

Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events and by their nature involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in market demand and pricing for our services, the impact of competition, changes in relationships with our customers, freight levels and our ability to source capacity to transport freight, our ability to source produce, the risks associated with litigation and insurance coverage, our ability to integrate acquisitions, the impacts of war, the risks associated with operations outside the United States, risks associated with the produce industry, including food safety and contamination issues, and changing economic conditions. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006, filed on March 1, 2007.

Overview

Our Company

We are a global provider of multimodal transportation services and logistics solutions, operating through a network of branch offices in North America, Europe, Asia, and South America. We are a non-asset based transportation provider, meaning we do not own the transportation equipment that is used to transport our customers’ freight. We work with approximately 45,000 transportation companies worldwide, and through those relationships we select and hire the appropriate transportation providers to meet our customers’ needs. As an integral part of our transportation services, we provide a wide range of value-added logistics services, such as supply chain analysis, freight consolidation, core carrier program management, and information reporting.

In addition to multimodal transportation services, we have two other logistics business lines: fresh produce sourcing and fee-based information services. Our Sourcing business is the buying and selling of fresh produce. We purchase fresh produce through our network of produce suppliers and sell it to wholesalers, grocery retailers, restaurants, and foodservice distributors. In the majority of cases, we also arrange the transportation of the produce we sell through our relationships with specialized transportation companies. Our Information Services business is our subsidiary, T-Chek Systems, Inc., which provides a variety of management and information services to motor carrier companies and to fuel distributors. Those services include funds transfer, driver payroll services, fuel management services, and fuel and use tax reporting.

Our Business Model

We are a service company. We act principally to add value and expertise in the procurement and execution of transportation and logistics, including sourcing of produce products for our customers. Our gross revenues represent the total dollar value of services and goods we sell to our customers. Our gross profits are our gross revenues less the direct costs of transportation, products, and handling, including motor carrier, rail, ocean, air, and other costs, and the purchase price of the products we source. Our gross profits are the primary indicator of our ability to source, add value, and sell services and products that are provided by third parties, and we consider them to be our primary performance measurement. Accordingly, the discussion of our results of operations below focuses on the changes in our gross profits.

We keep our business model as variable as possible to allow us to be flexible and adapt to changing economic and industry conditions. We buy most of our transportation capacity and produce on a spot-market basis. We also keep our personnel and other operating expenses as variable as possible. Compensation, our largest operating expense, is performance oriented and, for most employees in the branch network, based on the profitability of our branch offices.

In addition, we do not have pre-committed targets for headcount growth. Our personnel decisions are decentralized. Our branch managers determine the appropriate number of employees for their offices, within productivity guidelines, based on their branch’s volume of business. This helps keep our personnel expense as variable as possible with the business.

Our Branch Network

Our branch network is a major competitive advantage. Building local customer and carrier relationships has been an important part of our success, and our worldwide network of offices supports our core strategy of serving customers locally, nationally, and globally. Our branch offices help us penetrate local markets, provide face-to-face service when needed, and recruit carriers. Our branch network also gives us knowledge of local market conditions, which is important in transportation because it is so dynamic and market-driven.

Our branches work together to complete transactions and collectively meet the needs of our customers. Many of our transactions are shared transactions between branches. For many of our significant customer relationships, we coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. In addition, our methodology of providing services is very similar across all branches. Our North American branches have a common technology platform that they use to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction.

We are planning to open five to seven branches during 2007, none of which were opened during the first quarter. Because we usually open new offices with only two or three employees, we do not expect them to make a material contribution to our financial results in the first few years of their operation.

Our People

We are a service company, and our continued success is dependent on our ability to continue to hire and retain talented, productive people. Our headcount grew by 66 employees during the first quarter of 2007. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our sales employees more service-oriented, focused, and creative. In 2003, we implemented a new restricted stock program to better align our key employees with the interests of our shareholders, and to motivate and retain them for the long-term. These restricted stock awards vest based on the performance of the company over a five year period, and have been awarded annually since 2003.

Our Customers

We work with approximately 25,000 customers. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very fragmented. In 2006, our top 100 customers represented approximately one-third of our total gross profits, and our largest customer was approximately 3 percent of our total gross profits.

Our Carriers

Our carrier base of approximately 45,000 carriers includes motor carriers, railroads (primarily intermodal service providers), airfreight, and ocean carriers. Approximately 75 percent of our shipments in 2006 were transported by motor carriers that had less than 100 tractors. While our volume with many of these new providers may still be small, we believe the growth in our contract carrier network shows that new transportation providers continue to enter the industry, and that we are well positioned to continue to meet our customers’ needs. No single truckload carrier represents more than one percent of our ruckload capacity.

Our Goals

Since we became a publicly-traded company in 1997, our long-term compounded annual growth target has been 15 percent for gross profits, income from operations, and earnings per share. This goal was based on an analysis of our performance in the previous twenty years, during which our compounded annual growth rate was 15 percent. Although there have been periods where we have not achieved these goals, since 1997 we have exceeded this compounded growth goal in all three categories. Our expectation is that over time, we will continue to achieve our long-term target of 15 percent growth, but that we will have periods in which we exceed that goal and periods in which we fall short. We expect to reach our long-term growth primarily through internal growth but acquisitions that fit our growth criteria and culture may also augment our growth. In the first quarter of 2007, we exceeded our long-term growth goal in gross profits, income from operations, and earnings per share. Our gross profits grew 16.4 percent to $297.0 million. Our income from operations increased 24.6 percent to $115.2 million and our diluted earnings per share increased 27.3 percent to $0.42. If the widely publicized slowdown in the truck market continues through the remainder of 2007, the growth of our gross profits, operating income, and earnings per share could slow.

Results of Operations

The following table sets forth our gross profit margins, or gross profit as a percentage of gross revenues, between services and products:

	Three Months Ended March 31,
	2007	2006
Transportation	20.2%	18.3%
Sourcing	7.8	8.2
Information Services	100.0	100.0

Total	18.3%	17.0%

The following table summarizes our gross profits by service line:

	Three Months Ended March 31,
	2007	2006	% change
Gross profits (in thousands)
Transportation:
Truck	$229,139	$195,133	17.4%
Intermodal	9,380	7,931	18.3
Ocean	9,246	8,824	4.8
Air	6,834	5,044	35.5
Miscellaneous	7,828	6,035	29.7

Total transportation	262,427	222,967	17.7
Sourcing	23,893	22,306	7.1
Information Services	10,610	9,784	8.4

Total	$296,930	$255,057	16.4%

The following table represents certain statement of operations data shown as percentages of our gross profits:

	Three Months Ended March 31,
	2007	2006
Gross profits	100.0%	100.0%
Selling, general, and administrative expenses
Personnel expenses	47.7	49.9
Other selling, general, and administrative expenses	13.5	13.9

Total selling, general, and administrative expenses	61.2	63.8

Income from operations	38.8	36.2
Investment and other income	1.2	1.1

Income before provision for income taxes	40.0	37.3
Provision for income taxes	15.4	14.5

Net income	24.6%	22.8%

Summary of results for the three months ended March 31, 2007 and 2006

REVENUES. Gross revenues for the three months ended March 31, 2007 were $1.6 billion, an increase of 8.0% over $1.5 billion in 2006. Gross profits for the three months ended March 31, 2007 were $297 million, an increase of 16.4% over $255.1 million in 2006. This was the result of an increase in Transportation gross profits of 17.7% to $262.4 million, an increase in Sourcing gross profits of 7.1% to $23.9 million, and an increase in Information Services gross profits of 8.4% to $10.6 million.

During the first quarter of 2007, our gross profit margin, or gross profits as a percentage of gross revenues, increased to 18.3% from 17.0% in 2006. Transportation gross profit margin increased to 20.2% in 2007 from 18.3% in 2005. Sourcing gross profit margin decreased to 7.7% in 2007 from 8.2% in 2006. Information Services business is a fee-based business which generates 100% gross profit margin.

Transportation gross profits increased 17.7% to $262.4 million in the first quarter of 2007 from $223.0 million in 2006.

Truck gross profits, including less-than-truckload (LTL), increased 17.4% to $229.1 million in 2007. This increase was driven by expanded profit margins due to widely available truck capacity in the marketplace and increased volumes.

For the three months ended March 31, 2007, intermodal gross profits increased 18.3% to $9.4 million from $7.9 million in 2006. This increase was due to a mix shift to more long-haul freight, which typically has higher margins. Our volumes were consistent with the first quarter of 2006.

In our international forwarding business, our air and ocean gross profits combined increased 16.0% in the first quarter of 2007. The increase in our international forwarding business is primarily due to increased volumes.

Miscellaneous transportation gross profits consist of customs brokerage fees, transportation management fees, and other miscellaneous transportation related services. The increase of 29.7% to $7.8 million in 2007 was driven by increases in transportation management fees and customs brokerage business.

For the three months ended March 31, 2007, sourcing gross profits increased 7.1% to $23.9 million. Our Sourcing gross profit margins declined from 8.2% in 2006 to 7.8% in 2007 due to higher market prices for certain produce commodities, caused primarily by weather issues.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. For the first quarter of 2007, Information Services gross profits increased by 8.4% to $10.6 million due to transaction volume growth and an increase in pricing related to certain truck stop services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Many of our selling, general, and administrative expenses are variable in relation to gross profits. However, we do gain leverage in certain expenses especially when our gross profits grow faster than our long-term growth target of 15%.

Personnel expenses increased by 11.4% to $141.8 million for the three months ended March 31, 2007 and decreased as a percentage of gross profits to 47.7% in 2007 from 49.9% in 2006. Personnel expenses account for nearly 80% of our total selling, general and administrative expenses. Expenses related to our restricted stock program and various other incentive plans are based on growth in our earnings. Our earnings grew slower in the first quarter of 2007 than in the first quarter of 2006, which resulted in a decline in personnel expense as a percentage of gross profit. These expenses have a significant role in keeping our personnel expenses variable based on earnings growth.

Other selling, general, and administrative expenses for the three months ended 2007 were $40.0 million, an increase of 12.9% from $35.4 million in 2006. As a percentage of gross profits, other selling, general, and administrative expenses decreased to 13.5% compared to 13.9% in 2006. We strive to keep our expenses as variable as possible. With our gross growth in the first quarter of 2007, we did gain leverage in our other selling, general, and administrative expenses.

INCOME FROM OPERATIONS. Income from operations increased 24.6% to $115.2 million for the three months ended March 31, 2007. This increase was primarily driven by the growth in our gross profits. Income from operations as a percentage of gross profits was 38.8% and 36.2% for the three months ended March 31, 2007 and the three months ended March 31, 2006.

INVESTMENT AND OTHER INCOME. Investment and other income increased 34.9% to $3.6 million for the three months ended March 31, 2007. Our cash and cash equivalents as of March 31, 2007 increased $2.7 million over the balance as of March 31, 2006, which contributed to our increased investment income. In addition, our portfolio yield also increased due to increases in short-term interest rates.

PROVISION FOR INCOME TAXES. Our effective income tax rate was 38.6% for the first quarter of 2007 and 38.9% for the first quarter of 2006. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit. The decrease in the effective income tax rate is primarily due to the decline in our effective state tax rate and an increase in our tax-exempt municipal interest income.

NET INCOME. Net income increased 25.6% to $73.0 million for the three months ended March 31, 2007. Basic net income per share increased 26.5% to $0.43 for the three months ended March 31, 2007. Diluted net income per share increased 27.3% to $0.42 for the three months ended March 31, 2007.

Liquidity and Capital Resources

We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $336.0 million and $256.4 million as of March 31, 2007 and 2006. Available-for-sale securities consisting primarily of highly liquid investments totaled $126.8 million and $124.2 million as of March 31, 2007 and 2006. Working capital at March 31, 2007 and 2006 was $603.2 million and $524.5 million.

Our first priority for our cash is growing the business, as our business requires additional working capital and a small amount of capital expenditures to grow. We are continually looking for acquisitions to redeploy our cash, but those acquisitions must fit our culture and enhance our growth opportunities. We expect to return more of the cash to our shareholders if our cash balance continues to increase and there are no significant attractive acquisition opportunities.

CASH FLOW FROM OPERATING ACTIVITIES. We generated $55.2 million and $56.1 million of cash flow from operations during the three months ended March 31, 2007 and 2006.

Our cash generated from operations in the first quarter of 2007 of $55.2 million was $17.8 million less than our net income for the quarter. In 2006, our cash generated from operations was $2.0 million less than our net income. Our operating cash is generally less than our net income in the first quarter due to the payment of our annual incentive compensation plans. However in 2006 we improved our working capital through aggressive management of our receivables aging, and have maintained the improvements going forward.

CASH FLOW FROM INVESTING ACTIVITIES. We used $20.5 million and $14.4 million of cash flow for investing activities during the three months ended March 31, 2007 and 2006. Our investing activities consist primarily of cash paid for acquisitions and capital expenditures.

We used $9.3 million and $8.0 million of cash flow on acquisitions during the three months ended March 31, 2007 and 2006. The amounts paid in 2007 and 2006 included earn-out payments from acquisitions in prior years. As of March 31, 2007, we have approximately $10 million of potential remaining earn-out payments through 2008 and $4.5 million of potential remaining purchase price holdbacks through 2007.

We also used $10.0 million and $6.5 million of net capital expenditures during the three months ended March 31, 2007 and 2006. During the first quarter of 2007, we had capital expenditures of $4.2 million related to our new corporate headquarters building in Eden Prairie, MN. The remaining capital expenditures of $5.8 million in 2007 related primarily to investments in information technology equipment to support our operating systems.

CASH FLOW FROM FINANCING ACTIVITIES. We used $48.4 million and $16.1 million of cash flow for financing activities during the three months ended March 31, 2007 and 2006. This was primarily quarterly dividends and share repurchases.

We used $31.3 million and $22.6 million to pay cash dividends during the three months ended March 31, 2007 and 2006, with the increase in 2007 due to a 38% increase in our quarterly dividend rate from $0.13 per share in 2006 to $0.18 per share in 2007.

We also used $32.0 million and $12.3 million of cash flow on share repurchases during the three months ended March 31, 2007 and 2006 with the increase in 2007 due to a 116% increase in the number of shares repurchased and an increase in the stock price related to those purchases. We will continue to use share repurchases as a variable way to return excess capital to shareholders, and also to manage the impacts of our equity incentives.

We have 3.5 million euros available under a line of credit at an interest rate of Euribor plus 45 basis points (4.63% at March 31, 2007). This discretionary line of credit has no expiration date. As of March 2007 and 2006, the outstanding balance was zero. Our credit agreement contains certain financial covenants but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of March 31, 2007.

Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations and the amount available under our line of credit, will be sufficient to satisfy our anticipated needs for working capital, capital expenditures, and cash dividends for all future periods. We also believe we could obtain funds under additional lines of credit on short notice, if needed.

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

VALUATIONS FOR ACCOUNTS RECEIVABLE. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $29.0 million as of March 31, 2007, remained consistent with the allowance of $29.0 million as of December 31, 2006. Net accounts receivable for that same period increased 4.7 percent. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

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

We had approximately $462.8 million of cash and investments on March 31, 2007, consisting of $336.0 million of cash and cash equivalents and $126.8 million of available-for-sale securities. The cash equivalents are money market securities and high quality bonds from domestic issuers. All of our available-for-sale securities are high-quality bonds. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investments.

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

As previously announced, we acquired Triune during the fourth quarter of 2006. We have not fully evaluated any changes in internal control over financial reporting associated with this acquisition and therefore any material changes that may result from this acquisition have not been disclosed in this report. We intend to disclose all material changes resulting from this acquisition within or prior to the time our first annual assessment of internal control over financial reporting that is required to include this entity.

The results reported in this quarterly report include those of Triune acquired in December 2006. This acquisition added less than $0.01 to our diluted earnings per share for the quarter.

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

The gender discrimination class claims and the remaining two hostile work environment claims were settled in 2006. The settlement consists of $15 million for all damages, costs, and attorneys’ fees. The settlement also includes programmatic relief offered by us. As a condition of the settlement, we made no admission of liability. The $15 million is within our insurance coverage limits, and has been funded by the insurance carriers. Although it has been funded by the insurance carriers, those carriers reserved the right to seek a court ruling that a portion of the settlement was not covered under their policies, and also to dispute payment of certain defense costs incurred in that litigation. These insurance issues are discussed below as “Class Coverage Issues.”

The settlement of the gender discrimination class claims did not include the overtime pay lawsuits, or the claims of putative class members who subsequently filed individual Equal Employment Opportunity Commission (EEOC) charges after the denial of class status on March 31, 2005. Fifty-four of those claimants filed lawsuits; of those, twenty-seven are still pending. Nearly all of the resolved lawsuits were settled for nuisance value. We are vigorously defending the remaining charges and lawsuits, and have been advised by plaintiffs’ counsel that no further lawsuits are expected to be filed.

Insurance coverage litigation has been commenced between us and one of our insurance carriers concerning the above-referenced Class Coverage Issues and also concerning insurance coverage for the individual lawsuits. Countersuits seeking a declaratory judgment on these insurance issues are currently pending in Minnesota State Court. We will continue to vigorously assert our claims for maximum insurance coverage for the remaining coverage issues.

With respect to the FLSA overtime claims, the judge issued an order granting in full our Motion to Decertify the FLSA collective action on September 26, 2006. The judge retained jurisdiction over the named plaintiffs’ FLSA overtime claims and dismissed the claims of the opt-in plaintiffs, without prejudice to their right to bring their own claims in separate lawsuits in appropriate venues. Approximately 525 of the dismissed opt-in plaintiffs either filed or joined in lawsuits asserting individual FLSA claims for failure to pay overtime. All of the FLSA plaintiffs have agreed to settlement. The process to have the settlements reviewed and approved by a Court is now on-going.

Currently, the amount of any loss from the remaining individual gender claims is not expected to be material to us. We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the company during the quarter ended March 31, 2007 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/1/07-1/31/07	—	—	—	3,219,500
2/1/07-2/28/07	200,000	$53.01	200,000	3,019,500
3/1/07-3/31/07	440,000	$48.71	440,000	2,579,500

Total:	640,000	$50.05	640,000	2,579,500

(1)	We repurchased an aggregate of 640,000 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February 1999 (the “Program”).
(2)	Our Board of Directors approved a company repurchase of up to an aggregate of 8,000,000 shares of our common stock pursuant to the program. Unless terminated earlier by resolution of our Board of Directors, the program will expire when we have repurchased all shares authorized for repurchase.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

We filed a report on Form 8-K January 30, 2007; this report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of our earnings release for the quarter and year ended December 31, 2006.

We filed a report on Form 8-K on February 15, 2007; this report contained information regarding our announcement that our Board of Directors declared a regular quarterly cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By	/s/ Thomas K. Mahlke
Thomas K. Mahlke
Controller (principal accounting officer)