Form 10-Q
period 2007-06-30
C H ROBINSON WORLDWIDE INC
filed 2007-08-09
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 3, 2007, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 172,574,259.

C.H. ROBINSON WORLDWIDE, INC.

FORM 10-Q

For the Quarter Ended June 30, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$288,692	$348,592
Available-for-sale securities	131,652	124,767
Receivables, net of allowance for doubtful accounts of $28,773 and $29,033	880,595	764,995
Deferred tax asset	7,225	7,614
Prepaid expenses and other	18,207	10,180

Total current assets	1,326,371	1,256,148
PROPERTY AND EQUIPMENT, net	93,776	82,071
GOODWILL	270,191	261,766
INTANGIBLE AND OTHER ASSETS, net	38,604	31,708

Total assets	$1,728,942	$1,631,693

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable and outstanding checks	$614,781	$540,129
Accrued expenses:
Compensation and profit-sharing contribution	59,587	98,408
Other accrued expenses	36,149	48,412

Total current liabilities	710,517	686,949
LONG TERM LIABILITIES:
Non-current income taxes payable	8,442	—
Nonqualified deferred compensation obligation	1,232	1,022

Total liabilities	720,191	687,971

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 174,161 shares issued, 172,132 and 172,656 shares outstanding	17,213	17,266
Retained earnings	903,137	807,983
Additional paid-in capital	187,231	184,462
Accumulated other comprehensive income (loss)	1,708	(202)
Treasury stock at cost (2,030 and 1,504 shares)	(100,538)	(65,787)

Total stockholders’ investment	1,008,751	943,722

Total liabilities and stockholders’ investment	$1,728,942	$1,631,693

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
GROSS REVENUES
Transportation	$1,511,173	$1,363,246	$2,811,591	$2,579,155
Sourcing	357,062	326,853	665,359	600,275
Information Services	11,491	10,898	22,101	20,682

Total gross revenues	1,879,726	1,700,997	3,499,051	3,200,112
COST OF TRANSPORTATION, PRODUCTS AND HANDLING
Transportation	1,240,085	1,130,324	2,278,076	2,123,266
Sourcing	328,743	300,054	613,147	551,170

Total cost of transportation, products and handling	1,568,828	1,430,378	2,891,223	2,674,436

GROSS PROFITS	310,898	270,619	607,828	525,676
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Personnel expenses	141,231	129,609	283,007	256,820
Other selling, general, and administrative expenses	39,873	37,092	79,838	72,504

Total selling, general, and administrative expenses	181,104	166,701	362,845	329,324

INCOME FROM OPERATIONS	129,794	103,918	244,983	196,352
INVESTMENT AND OTHER INCOME	3,430	2,877	7,026	5,542

INCOME BEFORE PROVISION FOR INCOME TAXES	133,224	106,795	252,009	201,894
PROVISION FOR INCOME TAXES	50,925	40,201	96,745	77,186

NET INCOME	82,299	66,594	155,264	124,708
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment and other	806	1,760	1,910	2,099

COMPREHENSIVE INCOME	$83,105	$68,354	$157,174	$126,807

BASIC NET INCOME PER SHARE	$0.48	$0.39	$0.91	$0.73

DILUTED NET INCOME PER SHARE	$0.47	$0. 38	$0.89	$0.71

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	170,942	171,215	171,062	171,051
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	3,258	3,983	3,663	4,019

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	174,200	175,198	174,725	175,070

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$155,264	$124,708
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	23,988	26,856
Depreciation and amortization	13,162	11,547
Provision for doubtful accounts	3,562	3,307
Other non-cash income	(6,261)	(3,470)
Changes in operating elements:
Accounts receivable	(119,453)	(75,048)
Prepaid expenses and other	(8,026)	(5,498)
Accounts payable and outstanding checks	74,708	65,323
Accrued compensation and profit sharing contribution	(39,516)	(34,955)
Accrued income taxes and other	(1,775)	2,913

Net cash provided by operating activities	95,653	115,683

INVESTING ACTIVITIES
Purchases of property and equipment	(23,501)	(15,802)
Purchases of available-for-sale-securities	(85,725)	(55,116)
Sales/maturities of available-for-sale-securities	79,131	54,512
Cash paid for acquisitions	(9,261)	(33,974)
Other	(53)	(928)

Net cash used for investing activities	(39,409)	(51,308)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	12,426	16,135
Repurchase of common stock	(78,091)	(37,695)
Excess tax benefit on stock based compensation plans	10,336	9,367
Cash dividends	(62,724)	(45,370)

Net cash used for financing activities	(118,053)	(57,563)

Effect of exchange rates on cash	1,909	1,966
Net increase (decrease) in cash and cash equivalents	(59,900)	8,778
CASH AND CASH EQUIVALENTS, beginning of period	348,592	230,628

CASH AND CASH EQUIVALENTS, end of period	$288,692	$239,406

See accompanying notes.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of multimodal transportation services and logistics solutions through a network of 217 branch offices operating in North America, Europe, Asia, and South America. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of results to be expected for the entire year.

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

2. New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that our financial statements recognize the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted FIN 48 on January 1, 2007. See Note 6.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for us as of January 1, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net income.

3. Goodwill and Intangible Assets

A summary of our intangible assets is as follows (in thousands):

Amortizable intangible assets
December 31, 2006
Gross	$25,043
Accumulated amortization	(9,086)

Net	$15,957

Amortizable intangible assets
June 30, 2007
Gross	$27,497
Accumulated amortization	(11,823)

Net	$15,674

Amortizable intangible assets consist primarily of customer lists and non-compete agreements.

The change in the carrying amount of goodwill for the period ended June 30, 2007 is as follows (in thousands):

Balance December 31, 2006	$261,766
Goodwill associated with acquisitions, net	6,807
Foreign currency translation	1,618

Balance June 30, 2007	$270,191

Amortization expense for the six months ended June 30, 2007 and 2006 for other intangible assets was $2.8 million and $2.4 million. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at June 30, 2007 is as follows (in thousands):

Remainder of 2007	$2,719
2008	5,363
2009	5,220
2010	1,616
2011	756
Thereafter	—

4. Litigation

As we previously disclosed, during 2002 we were named as a defendant in two lawsuits brought by a number of present and former employees. The first lawsuit alleged a hostile working environment, unequal pay, promotions, and opportunities for women, and failure to pay overtime (“FLSA”). The second lawsuit alleged a failure to pay overtime. The plaintiffs in both lawsuits sought unspecified monetary and non-monetary damages and class action certification.

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

The settlement of the gender discrimination class claims did not include the overtime pay lawsuits, or the claims of putative class members who subsequently filed individual Equal Employment Opportunity Commission (EEOC) charges after the denial of class status on March 31, 2005. Fifty-four of those claimants filed lawsuits; of those, twenty-one are still pending. Nearly all of the resolved lawsuits were settled for nuisance value. We are vigorously defending the remaining charges and lawsuits, and have been advised by plaintiffs’ counsel that no further lawsuits are expected to be filed.

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

Our net income for the six months ended June 30, 2007 includes $24.0 million of compensation costs and $10.3 million of income tax benefits related to our stock-based compensation arrangements. Our net income for the six months ended June 30, 2006 includes $26.9 million of compensation costs and $10.4 million of income tax benefits related to our stock-based compensation arrangements.

As of June 30, 2007, there was a total of $47.2 million of unrecognized compensation costs associated to our stock-based compensation plans. Of this amount, $46.0 million is related to our restricted stock plan, nearly all of which is subject to vesting based on company performance over a period of five years through December 31, 2010, and an additional $1.2 million is related to stock options, that are scheduled to be recognized over their vesting period that extends until the first quarter of 2008.

Stock Award Plans

Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 28,000,000 shares can be granted under this plan; approximately 11,800,000 shares were available for stock awards as of June 30, 2007, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Restricted Stock Plan – We have awarded to certain key employees and non-employee directors restricted shares and restricted units, which are subject to certain vesting requirements based on the operating performance of the company over a five year period. The awards also contain restrictions on the awardees’ ability to sell or transfer vested shares or units for a specified period of time. The fair value of these shares is established based on the market price on the date of grant discounted for post-vesting holding restrictions. The discount has ranged from 12-13 percent based on the different post-vesting holding restrictions. These grants are being expensed over the vesting period based on the terms of the awards.

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

Employee Stock Purchase Plan – Our 1997 Employee Stock Purchase Plan allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of the quarter, discounted by 15 percent. Shares are freely tradable immediately. Employees purchased approximately 42,000 shares of our common stock at an aggregate cost of $1.9 million during the quarter ended June 30, 2007.

6. Income Taxes

C. H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2002.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $2.6 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. At the date of adoption, we had $7.2 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease in the next twelve months.

We recognize interest and penalties related to uncertain tax positions in income tax expense. At adoption, we had accrued approximately $1.3 million payment of interest and penalties. There were no material changes for the three months ended June 30, 2007.

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

We are planning to open five to seven branches during 2007, three of which were opened during the second quarter. Because we usually open new offices with only two or three employees, we do not expect them to make a material contribution to our financial results in the first few years of their operation.

Our People

We are a service company, and our continued success is dependent on our ability to continue to hire and retain talented, productive people. Our headcount grew by 162 employees during the second quarter of 2007. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our sales employees more service-oriented, focused, and creative. In 2003, we implemented a restricted stock program to better align our key employees with the interests of our shareholders, and to motivate and retain them for the long-term. These restricted stock awards vest based on the performance of the company over a five year period, and have been awarded annually since 2003.

Our Customers

We work with approximately 25,000 customers ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very fragmented. In 2006, our top 100 customers represented approximately one-third of our total gross profits, and our largest customer was approximately 3 percent of our total gross profits.

Our Carriers

Our carrier base of approximately 45,000 carriers includes motor carriers, railroads (primarily intermodal service providers), airfreight, and ocean carriers. Approximately 75 percent of our shipments in 2006 were transported by motor carriers that had less than 100 tractors. While our volume with many of these new providers may still be small, we believe the growth in our contract carrier network positions us to continue to meet our customers’ needs. No single truckload carrier represents more than one percent of our truckload capacity.

Our Goals

Since we became a publicly-traded company in 1997, our long-term compounded annual growth target has been 15 percent for gross profits, income from operations, and earnings per share. This goal was based on an analysis of our performance in the previous twenty years, during which our compounded annual growth rate was 15 percent. Although there have been periods where we have not achieved these goals, since 1997 we have exceeded this compounded growth goal in all three categories. Our expectation is that over time, we will continue to achieve our long-term target of 15 percent growth, but that we will have periods in which we exceed that goal and periods in which we fall short. We expect to reach our long-term growth primarily through internal growth but acquisitions that fit our growth criteria and culture may also augment our growth. In the second quarter of 2007, we met our long-term growth goal in gross profits, which grew 14.9 percent to $310.9 million over the second quarter of 2006. We exceeded our long-term growth goal in income from operations, which increased 24.9 percent to $129.8 million, and in diluted earnings per share, which increased 23.7 percent to $0.47. Truck transportation represents approximately 75 percent of our gross profits. If the widely publicized slowdown in the truck market continues through the remainder of 2007, the growth of our gross profits, operating income, and earnings per share could slow.

Results of Operations

The following table sets forth our gross profit margins, or gross profit as a percentage of gross revenues, between services and products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Transportation	17.9%	17.1%	19.0%	17.7%
Sourcing	7.9	8.2	7.8	8.2
Information Services	100.0	100.0	100.0	100.0

Total	16.5%	15.9%	17.4%	16.4%

The following table summarizes our gross profits by service line:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% change	2007	2006	% change
Gross profits (in thousands)
Transportation:
Truck	$232,892	$201,431	15.6%	$462,031	$396,564	16.5%
Intermodal	10,190	9,572	6.5	19,570	17,503	11.8
Ocean	10,799	8,595	25.6	20,045	17,419	15.1
Air	8,224	6,433	27.8	15,058	11,477	31.2
Miscellaneous	8,983	6,891	30.4	16,811	12,926	30.1

Total transportation	271,088	232,922	16.4	533,515	455,889	17.0

Sourcing	28,319	26,799	5.7	52,212	49,105	6.3
Information Services	11,491	10,898	5.4	22,101	20,682	6.9

Total	$310,898	$270,619	14.9%	$607,828	$525,676	15.6%

The following table represents certain statement of operations data shown as percentages of our gross profits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross profits	100.0%	100.0%	100.0%	100.0%
Selling, general, and administrative expenses
Personnel expenses	45.4	47.9	46.6	48.9
Other selling, general, and administrative expenses	12.8	13.7	13.1	13.8

Total selling, general, and administrative expenses	58.2	61.6	59.7	62.6

Income from operations	41.8	38.4	40.3	37.4
Investment and other income	1.1	1.1	1.2	1.1

Income before provision for income taxes	42.9	39.5	41.5	38.4
Provision for income taxes	16.4	14.9	16.0	14.7

Net income	26.5%	24.6%	25.5%	23.7%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

REVENUES. Gross revenues for the three months ended June 30, 2007 were $1.9 billion, an increase of 10.5% over $1.7 billion in 2006. Gross profits for the three months ended June 30, 2007 were $310.9 million, an increase of 14.9% over $270.6 million in 2006. This was the result of an increase in Transportation gross profits of 16.4% to $271.1 million, an increase in Sourcing gross profits of 5.7% to $28.3 million, and an increase in Information Services gross profits of 5.4% to $11.5 million.

During the second quarter of 2007, our gross profit margin, or gross profits as a percentage of gross revenues, increased to 16.5% from 15.9% in 2006. Transportation gross profit margin increased to 17.9% in 2007 from 17.1% in 2006. Sourcing gross profit margin decreased to 7.9% in 2007 from 8.2% in 2006. Information Services business is a fee-based business which generates 100% gross profit margin.

Transportation gross profits increased 16.4% to $271.1 million in the second quarter of 2007 from $232.9 million in 2006.

Truck gross profits, including less-than-truckload (LTL), increased 15.6% to $232.9 million in 2007. Similar to the first quarter of 2007, approximately half of our growth in truck gross profits was driven by volume growth, and the other half driven by expanded profit margins due to widely available truck capacity in the marketplace. Pricing on average in the quarter was essentially flat with a year ago. While we feel very positive about continuing to take market share and achieving our long-term target of 15% gross profit growth, our truck gross profit growth has continued to slow, corresponding to the slowing demand in the overall market, and margin percentage comparisons will be much more difficult in the second half of this year.

For the three months ended June 30, 2007, intermodal gross profits increased 6.5% to $10.2 million from $9.6 million in 2006. This increase was due to an increase in volumes, driven primarily by new customer growth.

In our international forwarding business, our air and ocean gross profits combined increased 26.6% in the second quarter of 2007. Growth in international forwarding resulted from margin expansion and volume growth. Our volumes grew due to new customer growth in both ocean and air, and from increased project-based airfreight business with existing customers.

Miscellaneous transportation gross profits consist of customs brokerage fees, transportation management fees, and other miscellaneous transportation related services. The increase of 30.4% to $9.0 million in 2007 was driven by volume increases in our transportation management business.

For the three months ended June 30, 2007, sourcing gross profits increased 5.7% to $28.3 million. Our Sourcing gross profit margins declined from 8.2% in 2006 to 7.9% in 2007 due to higher market prices for certain produce commodities, caused primarily by weather issues through the growing season.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. For the second quarter of 2007, Information Services gross profits increased by 5.4% to $11.5 million due to transaction volume growth and an increase in pricing related to certain truck stop services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Many of our selling, general, and administrative expenses are variable in relation to gross profits.

Personnel expenses increased by 9.0% to $141.2 million for the three months ended June 30, 2007 and decreased as a percentage of gross profits to 45.4% in 2007 from 47.9% in 2006. Personnel expenses account for nearly 80% of our total selling, general and administrative expenses. Expenses related to our restricted stock program and various other incentive plans are based on growth in our earnings. Our slower earnings growth in the second quarter of 2007 compared to the second quarter of 2006 resulted in a decrease in expense related to some of these incentive plans. This contributed to our personnel expenses growing slower than our gross profits.

Other selling, general, and administrative expenses for the three months ended June 30, 2007 were $39.9 million, an increase of 7.5% from $37.1 million in 2006. As a percentage of gross profits, other selling, general, and administrative expenses decreased to 12.8% compared to 13.7% in 2006. We strive to keep our expenses as variable as possible. With our gross profit growth in the second quarter of 2007, we did gain leverage in our other selling, general, and administrative expenses.

INCOME FROM OPERATIONS. Income from operations increased 24.9% to $129.8 million for the three months ended June 30, 2007. This increase was primarily driven by the growth in our gross profits. Income from operations as a percentage of gross profits was 41.7% and 38.4% for the three months ended June 30, 2007 and the three months ended June 30, 2006.

INVESTMENT AND OTHER INCOME. Investment and other income increased 19.2% to $3.4 million for the three months ended June 30, 2007. Our cash and cash equivalents as of June 30, 2007 increased $49.3 million over the balance as of June 30, 2006, which contributed to our increased investment income. In addition, our portfolio yield also increased due to increases in short-term interest rates.

PROVISION FOR INCOME TAXES. Our effective income tax rate was 38.2% for the second quarter of 2007 and 37.6% for the second quarter of 2006. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

NET INCOME. Net income increased 23.6% to $82.3 million for the three months ended June 30, 2007. Basic net income per share increased 23.1% to $0.48 for the three months ended June 30, 2007. Diluted net income per share increased 23.7% to $0.47 for the three months ended June 30, 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

REVENUES. Gross revenues for the six months ended June 30, 2007 were $3.5 billion, an increase of 9.3% over $3.2 billion in 2006. Gross profits for the six months ended June 30, 2007 were $607.8 million, an increase of 15.6% over $525.7 million in 2006. This was the result of an increase in Transportation gross profits of 17.0% to $533.5 million, an increase in Sourcing gross profits of 6.3% to $52.2 million, and an increase in Information Services gross profits of 6.9% to $22.1 million.

For the period, our gross profit margin, or gross profits as a percentage of gross revenues, increased to 17.4% from 16.4% in 2006. Transportation gross profit margin increased to 19.0% in 2007 from 17.7% in 2006. Sourcing gross profit margin decreased to 7.8% in 2007 from 8.2% in 2006. Information Services business is a fee-based business which generates 100% gross profit margin.

Transportation gross profits increased 17.0% to $533.5 million during the first six months of 2007 from $455.9 million in 2006.

Truck gross profits, including LTL, increased 16.5% to $462.0 million in the first six months of 2007. This increase was driven by expanded profit margins due to widely available truck capacity in the marketplace and increased volumes.

For the six months ended June 30, 2007, intermodal gross profits increased 11.8% to $19.6 million from $17.5 million in 2006. This increase was due to an increase in volumes, driven primarily by new customer growth.

In our international forwarding business, our air and ocean gross profits combined increased 21.5% in the first six months of 2007. Growth in international forwarding resulted from margin expansion and volume growth. Our volumes grew due to new customer growth in both ocean and air, and from increased project-based airfreight business with existing customers.

Miscellaneous transportation gross profits consist of customs brokerage fees, transportation management fees, and other miscellaneous transportation related services. The increase of 30.1% to $16.8 million in 2007 was driven by volume increases in our transportation management business.

For the six months ended June 30, 2007, sourcing gross profits increased 6.3% to $52.2 million. Our Sourcing gross profit margins declined from 8.2% in 2006 to 7.8% in 2007 due to higher market prices for certain produce commodities, caused primarily by weather issues through the growing season.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. For the first six months of 2007, Information Services gross profits increased by 6.9% to $22.1 million due to transaction volume growth and an increase in pricing related to certain truck stop services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Many of our selling, general, and administrative expenses are variable in relation to gross profits. However, we do gain leverage in certain expenses especially when our gross profits grow faster than our long-term growth target of 15%.

Personnel expenses increased by 10.2% to $283.0 million for the six months ended June 30, 2007 and decreased as a percentage of gross profits to 46.6% in 2007 from 48.9% in 2006. Personnel expenses account for nearly 80% of our total selling, general and administrative expenses. Expenses related to our restricted stock program and various other incentive plans are based on growth in our earnings. Our slower earnings growth in the first six months of 2007 compared to 2006 resulted in a decrease in expense related to some of these incentive plans. This contributed to our personnel expenses growing slower than our gross profits.

Other selling, general, and administrative expenses for the six months ended June 30, 2007 were $79.8 million, an increase of 10.1% from $72.5 million in 2006. As a percentage of gross profits, other selling, general, and administrative expenses decreased to 13.1% compared to 13.8% in 2006. We strive to keep our expenses as variable as possible. With our gross profit growth in first six months of 2007, we did gain leverage in our other selling, general, and administrative expenses.

INCOME FROM OPERATIONS. Income from operations increased 24.8% to $245.0 million for the six months ended June 30, 2007. This increase was primarily driven by the growth in our gross profits. Income from operations as a percentage of gross profits was 40.3% and 37.4% for the six months ended June 30, 2007 and the six months ended June 30, 2006.

INVESTMENT AND OTHER INCOME. Investment and other income increased 26.8% to $7.0 million for the six months ended June 30, 2007. Our cash and cash equivalents as of June 30, 2007 increased $49.3 million over the balance as of June 30, 2006, which contributed to our increased investment income. In addition, our portfolio yield also increased due to increases in short-term interest rates.

PROVISION FOR INCOME TAXES. Our effective income tax rate was 38.4% for the first six months of 2007 and 38.2% for the first six months of 2006. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

NET INCOME. Net income increased 24.5% to $155.3 million for the six months ended June 30, 2007. Basic net income per share increased 24.7% to $0.91 for the six months ended June 30, 2007. Diluted net income per share increased 25.4% to $0.89 for the six months ended June 30, 2007.

Liquidity and Capital Resources

We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $288.7 million and $239.4 million as of June 30, 2007 and 2006. Available-for-sale securities consisting primarily of highly liquid investments totaled $131.7 million and $123.2 million as of June 30, 2007 and 2006. Working capital at June 30, 2007 and 2006 was $615.9 million and $525.4 million.

Our first priority for our cash is growing the business, as our business requires additional working capital and a small amount of capital expenditures to grow. We are continually looking for acquisitions to redeploy our cash, but those acquisitions must fit our culture and enhance our growth opportunities. We expect to continue to return more of the cash to our shareholders if there are no significant attractive acquisition opportunities.

CASH FLOW FROM OPERATING ACTIVITIES. We generated $95.7 million and $115.7 million of cash flow from operations during the six months ended June 30, 2007 and 2006.

Our cash generated from operations in the first six months of 2007 of $95.7 million was $59.6 million less than our net income for the same period. Our operating cash is generally less than our net income in the first six months of the year due to the payment of our annual incentive compensation plans. In 2006 we improved our working capital through aggressive management of our receivables aging, and have maintained the improvements going forward.

CASH FLOW FROM INVESTING ACTIVITIES. We used $39.4 million and $51.3 million of cash flow for investing activities during the six months ended June 30, 2007 and 2006. Our investing activities consist primarily of cash paid for acquisitions and capital expenditures.

We used $9.3 million and $34.0 million of cash flow on acquisitions during the six months ended June 30, 2007 and 2006. The amounts paid include earn-out payments from acquisitions in prior years. As of June 30, 2007, we have approximately $10 million of potential remaining earn-out payments through 2008 and $4.5 million of potential remaining purchase price holdbacks through 2008.

We also used $23.5 million and $15.8 million of net capital expenditures during the six months ended June 30, 2007 and 2006. During the first six months of 2007, we had capital expenditures of $12.4 million related to our new corporate headquarters building in Eden Prairie, MN. The remaining capital expenditures of $11.1 million in 2007 related primarily to investments in information technology equipment to support our operating systems.

CASH FLOW FROM FINANCING ACTIVITIES. We used $118.1 million and $57.6 million of cash flow for financing activities during the six months ended June 30, 2007 and 2006. This was primarily quarterly dividends and share repurchases.

We used $62.7 million and $45.4 million to pay cash dividends during the six months ended June 30, 2007 and 2006, with the increase in 2007 due to a 38% increase in our quarterly dividend rate from $0.13 per share in 2006 to $0.18 per share in 2007.

We also used $78.1 million and $37.7 million of cash flow for share repurchases during the six months ended June 30, 2007 and 2006. The increase in 2007 was due to a 79% increase in the number of shares repurchased, and an increase in the stock price related to those purchases. During the second quarter of 2007 our Board of Directors authorized management to repurchase up to an additional 10 million shares. We have approximately 1.7 million shares remaining on the share repurchase authorization from 1999. We expect to continue to use share repurchases as a variable way to return excess capital to shareholders, and also to manage the impacts of our equity incentives. We believe that the current authorizations will allow us to continue our variable share repurchase activities for several years. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.

We have 3.5 million euros available under a line of credit at an interest rate of Euribor plus 45 basis points (4.56% at June 30, 2007). This discretionary line of credit has no expiration date. As of June 2007 and 2006, the outstanding balance was zero. Our credit agreement contains certain financial covenants but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of June 30, 2007.

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

Critical Accounting Policies

Our condensed consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2006, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of our critical accounting policies and estimates.

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

VALUATIONS FOR ACCOUNTS RECEIVABLE. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $28.8 million as of June 30, 2007, remained consistent with the allowance of $29.0 million as of December 31, 2006. Net accounts receivable for that same period increased 15.1 percent. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

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

We had approximately $420.3 million of cash and investments on June 30, 2007, consisting of $288.7 million of cash and cash equivalents and $131.7 million of available-for-sale securities. The cash equivalents are money market securities and high quality bonds from domestic issuers. All of our available-for-sale securities are high-quality bonds. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investments.

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

As we previously disclosed, during 2002 we were named as a defendant in two lawsuits brought by a number of present and former employees. The first lawsuit alleged a hostile working environment, unequal pay, promotions, and opportunities for women, and failure to pay overtime (“FLSA”). The second lawsuit alleged a failure to pay overtime. The plaintiffs in both lawsuits sought unspecified monetary and non-monetary damages and class action certification.

On June 30, 2005, the judge issued an order denying class certification for the hostile working environment claims, and allowing class certification for certain claims of gender discrimination in pay and promotion. The judge also granted our motions for summary judgment as to the hostile working environment claims of ten of the named plaintiffs, and dismissed those claims.

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

The settlement of the gender discrimination class claims did not include the overtime pay lawsuits, or the claims of putative class members who subsequently filed individual Equal Employment Opportunity Commission (EEOC) charges after the denial of class status on June 30, 2005. Fifty-four of those claimants filed lawsuits; of those, twenty-one are still pending. Nearly all of the resolved lawsuits were settled for nuisance value. We are vigorously defending the remaining charges and lawsuits, and have been advised by plaintiffs’ counsel that no further lawsuits are expected to be filed.

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

The following table provides information about purchases by the company during the quarter ended June 30, 2007 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
4/1/07-4/30/07	4,000	$47.73	4,000	2,575,500
5/1/07-5/31/07	440,000	$53.49	440,000	12,135,500
6/1/07-6/30/07	420,000	$53.12	420,000	11,715,500

Total:	864,000	$53.18	864,000	11,715,500

(1)	We repurchased an aggregate of 864,000 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February 1999 (the “Program”).
(2)	Our Board of Directors approved a company repurchase of up to an aggregate of 8,000,000 shares of our common stock pursuant to the program. In May 2007, our Board of Directors approved an additional purchase of 10,000,000 shares of our common stock. Unless terminated earlier by resolution of our Board of Directors, the program will expire when we have repurchased all shares authorized for repurchase.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

We filed a report on Form 8-K April 24, 2007; this report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of our earnings release for the quarter ended March 31, 2007.

We filed a report on Form 8-K on May 17, 2007; this report contained information regarding our announcement that our Board of Directors declared a regular quarterly cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By	/s/ Chad M. Lindbloom
Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)