Form 10-Q
period 2007-09-30
C H ROBINSON WORLDWIDE INC
filed 2007-11-08
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 000-23189

C.H. ROBINSON WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1883630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14701 Charlson Road, Eden Prairie, Minnesota	55347
(Address of principal executive offices)	(Zip Code)

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

As of November 2, 2007, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 169,751,400.

C.H. ROBINSON WORLDWIDE, INC.

FORM 10-Q

For the Quarter Ended September 30, 2007

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$281,757	$348,592
Available-for-sale securities	129,076	124,767
Receivables, net of allowance for doubtful accounts of $29,151 and $29,033	937,984	764,995
Deferred tax asset	5,645	7,614
Prepaid expenses and other	14,510	10,180

Total current assets	1,368,972	1,256,148
PROPERTY AND EQUIPMENT, net	96,699	82,071
GOODWILL	278,642	261,766
INTANGIBLE AND OTHER ASSETS, net	40,735	31,708

Total assets	$1,785,048	$1,631,693

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable and outstanding checks	$624,526	$540,129
Accrued expenses:
Compensation and profit-sharing contribution	84,698	98,408
Other accrued expenses	39,448	48,412

Total current liabilities	748,672	686,949
LONG TERM LIABILITIES:
Non-current income taxes payable	8,678	—
Nonqualified deferred compensation obligation	1,238	1,022

Total liabilities	758,588	687,971

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 174,161 shares issued, 171,419 and 172,656 shares outstanding	17,142	17,266
Retained earnings	955,711	807,983
Additional paid-in capital	189,407	184,462
Accumulated other comprehensive income (loss)	565	(202)
Treasury stock at cost (2,742 and 1,504 shares)	(136,365)	(65,787)

Total stockholders’ investment	1,026,460	943,722

Total liabilities and stockholders’ investment	$1,785,048	$1,631,693

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
GROSS REVENUES
Transportation	$1,537,660	$1,394,979	$4,349,251	$3,974,134
Sourcing	315,755	307,384	981,114	907,659
Information Services	11,735	11,128	33,836	31,810

Total gross revenues	1,865,150	1,713,491	5,364,201	4,913,603
COST OF TRANSPORTATION, PRODUCTS AND HANDLING
Transportation	1,261,106	1,151,063	3,539,182	3,274,329
Sourcing	290,848	284,082	903,995	835,252

Total cost of transportation, products and handling	1,551,954	1,435,145	4,443,177	4,109,581

GROSS PROFITS	313,196	278,346	921,024	804,022
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Personnel expenses	140,493	129,981	423,500	386,801
Other selling, general, and administrative expenses	40,875	37,247	120,713	109,751

Total selling, general, and administrative expenses	181,368	167,228	544,213	496,552

INCOME FROM OPERATIONS	131,828	111,118	376,811	307,470
INVESTMENT AND OTHER INCOME	3,467	2,971	10,493	8,513

INCOME BEFORE PROVISION FOR INCOME TAXES	135,295	114,089	387,304	315,983
PROVISION FOR INCOME TAXES	51,552	43,699	148,297	120,885

NET INCOME	83,743	70,390	239,007	195,098
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment and other	(1,120)	(932)	790	1,034

COMPREHENSIVE INCOME	$82,623	$69,458	$239,797	$196,132

BASIC NET INCOME PER SHARE	$0.49	$0.41	$1.40	$1.14

DILUTED NET INCOME PER SHARE	$0.48	$0.40	$1.37	$1.11

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	170,274	170,925	170,798	171,001
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	3,075	3,851	3,222	3,988

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	173,349	174,776	174,020	174,989

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$239,007	$195,098
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	32,323	38,048
Depreciation and amortization	20,065	17,742
Provision for doubtful accounts	5,121	4,715
Other non-cash income	(5,982)	(5,427)
Changes in operating elements:
Accounts receivable	(178,082)	(75,068)
Prepaid expenses and other	(4,251)	(1,727)
Accounts payable and outstanding checks	83,617	68,711
Accrued compensation and profit sharing contribution	(16,814)	(14,437)
Accrued income taxes and other	4,674	3,256

Net cash provided by operating activities	179,678	230,911

INVESTING ACTIVITIES
Purchases of property and equipment	(31,928)	(32,951)
Purchases of available-for-sale-securities	(144,473)	(83,956)
Sales/maturities of available-for-sale-securities	141,407	78,203
Cash paid for acquisitions	(22,220)	(36,174)
Other	(48)	(2,017)

Net cash used for investing activities	(57,262)	(76,895)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	15,679	16,285
Repurchase of common stock	(123,251)	(59,907)
Excess tax benefit on stock based compensation plans	12,596	11,378
Cash dividends	(94,016)	(68,046)

Net cash used for financing activities	(188,992)	(100,290)

Effect of exchange rates on cash	(259)	1,034
Net (decrease)/increase in cash and cash equivalents	(66,835)	54,760
CASH AND CASH EQUIVALENTS, beginning of period	348,592	230,628

CASH AND CASH EQUIVALENTS, end of period	$281,757	$285,388

See accompanying notes.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of multimodal transportation services and logistics solutions through a network of 218 branch offices operating in North America, Europe, Asia, and South America. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of results to be expected for the entire year.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for us as of January 1, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income, net income, and financial position.

3. Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the period ended September 30, 2007 is as follows (in thousands):

Balance December 31, 2006	$261,766
Goodwill associated with acquisitions, net	14,368
Foreign currency translation	2,508

Balance September 30, 2007	$278,642

A summary of our other intangible assets is as follows (in thousands):

	September 30, 2007	December 31, 2006
Gross	$29,097	$25,043
Accumulated amortization	(13,178)	(9,086)

Net	$15,919	$15,957

Other intangible assets consist primarily of customer lists and non-compete agreements.

Amortization expense for the nine months ended September 30, 2007 and 2006 for other intangible assets was $4.2 million and $3.6 million. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at September 30, 2007 is as follows (in thousands):

Remainder of 2007	$1,430
2008	5,700
2009	5,557
2010	1,953
2011	1,093
Thereafter	186

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

The gender discrimination class claims and the remaining two hostile work environment claims were settled in 2006. The settlement consists of $15 million for all damages, costs, and attorneys’ fees. The settlement also includes programmatic relief offered by us. As a condition of the settlement, we made no admission of liability. The $15 million is within our insurance coverage limits, and was funded by the insurance carriers. Although it has been funded by the insurance carriers, those carriers reserved the right to seek a court ruling that a portion of the settlement was not covered under their policies, and also to dispute payment of certain defense costs incurred in that litigation. These insurance issues are discussed below as “Class Coverage Issues.”

The settlement of the gender discrimination class claims did not include the overtime pay lawsuits, or the claims of putative class members who subsequently filed individual Equal Employment Opportunity Commission (EEOC) charges after the denial of class status on March 31, 2005. Fifty-four of those claimants filed lawsuits; of those, thirteen are still pending. Nearly all of the resolved lawsuits were settled for nuisance value. We are vigorously defending the remaining charges and lawsuits, and have been advised by plaintiffs’ counsel that no further lawsuits are expected to be filed.

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

Our net income for the nine months ended September 30, 2007 includes $32.1 million of net compensation costs related to our stock-based compensation arrangements. Our net income for the nine months ended September 30, 2006 includes $37.2 million of net compensation costs related to our stock-based compensation arrangements.

As of September 30, 2007, there was a total of $44.7 million of unrecognized compensation costs associated to our stock-based compensation plans. Of this amount, $44.0 million is related to our restricted stock plan and $0.7 million is related to stock options. Nearly all of the unrecognized costs related to our restricted stock are subject to vesting based on company performance over a period of five years. The most recent performance based grants are available to vest through December 31, 2010. The unrecognized costs associated with our options are scheduled to be recognized over their vesting period that extends until the first quarter of 2008.

Stock Award Plans

Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 28,000,000 shares can be granted under this plan; approximately 11,700,000 shares were available for stock awards as of September 30, 2007, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Restricted Stock Awards – We have awarded to certain key employees and non-employee directors restricted shares and restricted units, which are subject to certain vesting requirements based on the operating performance of the company over a five year period. The awards also contain restrictions on the awardees’ ability to sell or transfer vested shares or units for a specified period of time. The fair value of these shares is established based on the market price on the date of grant discounted for post-vesting holding restrictions. The discount has ranged from 12-13 percent based on the different post-vesting holding restrictions. These grants are being expensed over the vesting period based on the terms of the awards.

We have also awarded restricted shares to certain key employees that vest primarily based on the employee’s continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed over the vesting period of the award.

We have also issued to certain key employees restricted units which are fully vested upon issuance and contain restrictions on the awardees’ ability to sell or transfer vested units for a specified period of time. The fair value of these shares is established using the same method discussed above. These grants have been expensed during the year they were earned by employees.

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

Employee Stock Purchase Plan – Our 1997 Employee Stock Purchase Plan allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of the quarter, discounted by 15 percent. Shares are freely tradable immediately. Employees purchased approximately 40,000 shares of our common stock at an aggregate cost of $1.8 million during the quarter ended September 30, 2007.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. At adoption, we had accrued approximately $1.3 million payment of interest and penalties. There were no material changes for the three months ended September 30, 2007.

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

We are planning to open five to seven branches during 2007. During the third quarter, we added one new branch through acquisition. On July 13, 2007, we acquired LXSI Services, Inc., a third party provider of domestic air and expedited services. Because we usually open new offices with only two or three employees, we do not expect them to make a material contribution to our financial results in the first few years of their operation.

Our People

We are a service company, and our continued success is dependent on our ability to continue to hire and retain talented, productive people. Our headcount grew by 153 employees during the third quarter of 2007. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our sales employees more service-oriented, focused, and creative. In 2003, we implemented a restricted stock program to better align our key employees with the interests of our shareholders, and to motivate and retain them for the long-term. These restricted stock awards vest based on the performance of the company over a five year period, and have been awarded annually since 2003.

Our Customers

We work with approximately 25,000 customers ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very fragmented. In 2006, our top 100 customers represented approximately one-third of our total gross profits, and our largest customer was approximately 3 percent of our total gross profits.

Our Carriers

Our carrier base of approximately 45,000 carriers includes motor carriers, railroads (primarily intermodal service providers), airfreight, and ocean carriers. Approximately 75 percent of our truckload shipments in 2006 were transported by motor carriers that had less than 100 tractors. While our volume with many of these new providers may still be small, we believe the growth in our contract carrier network positions us to continue to meet our customers’ needs. No single truckload carrier represents more than one percent of our truckload capacity.

Our Goals

Since we became a publicly-traded company in 1997, our long-term compounded annual growth target has been 15 percent for gross profits, income from operations, and earnings per share. This goal was based on an analysis of our performance in the previous twenty years, during which our compounded annual growth rate was 15 percent. Although there have been periods where we have not achieved these goals, since 1997, on an annual compounded basis, we have exceeded this growth goal in all three categories. Our expectation is that over time, we will continue to achieve our long-term target of 15 percent growth, but that we will have periods in which we exceed that goal and periods in which we fall short. We expect to reach our long-term growth primarily through internal growth but acquisitions that fit our growth criteria and culture may also augment our growth.

In the third quarter of 2007, we did not reach our growth goal for gross profits. Gross profits grew 12.5 percent to $313.2 million over the third quarter of 2006. We exceeded our long-term growth goal in income from operations, which increased 18.6 percent to $131.8 million, and in diluted earnings per share, which increased 20.0 percent to $0.48. Truck transportation represents approximately 75 percent of our gross profits. If the widely publicized slowdown in the truck market continues, the growth of our gross profits, operating income, and earnings per share could slow.

Results of Operations

The following table sets forth our gross profit margins, or gross profit as a percentage of gross revenues, between services and products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Transportation	18.0%	17.5%	18.6%	17.6%
Sourcing	7.9	7.6	7.9	8.0
Information Services	100.0	100.0	100.0	100.0

Total	16.8%	16.2%	17.2%	16.4%

The following table summarizes our gross profits by service line:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% change	2007	2006	% change
Gross profits (in thousands)
Transportation:
Truck	$238,804	$213,015	12.1%	$700,835	$609,579	15.0%
Intermodal	9,891	9,053	9.3	29,461	26,556	10.9
Ocean	11,561	10,144	14.0	31,606	27,563	14.7
Air	6,896	4,370	57.8	21,954	15,847	38.5
Miscellaneous	9,402	7,334	28.2	26,213	20,260	29.4

Total transportation	276,554	243,916	13.4	810,069	699,805	15.8
Sourcing	24,907	23,302	6.9	77,119	72,407	6.5
Information Services	11,735	11,128	5.5	33,836	31,810	6.4

Total	$313,196	$278,346	12.5%	$921,024	$804,022	14.6%

The following table represents certain statement of operations data shown as percentages of our gross profits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross profits	100.0%	100.0%	100.0%	100.0%
Selling, general, and administrative expenses
Personnel expenses	44.9	46.7	46.0	48.1
Other selling, general, and administrative expenses	13.0	13.4	13.1	13.7

Total selling, general, and administrative expenses	57.9	60.1	59.1	61.8

Income from operations	42.1	39.9	40.9	38.2
Investment and other income	1.1	1.1	1.2	1.1

Income before provision for income taxes	43.2	41.0	42.1	39.3
Provision for income taxes	16.5	15.7	16.1	15.0

Net income	26.7%	25.3%	26.0%	24.3%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

REVENUES. Gross revenues for the three months ended September 30, 2007 were $1.9 billion, an increase of 8.9% over $1.7 billion in 2006. Gross profits for the three months ended September 30, 2007 were $313.2 million, an increase of 12.5% over $278.3 million in 2006. This was the result of an increase in Transportation gross profits of 13.4% to $276.6 million, an increase in Sourcing gross profits of 6.9% to $24.9 million, and an increase in Information Services gross profits of 5.5% to $11.7 million.

During the third quarter of 2007, our gross profit margin, or gross profits as a percentage of gross revenues, increased to 16.8% from 16.2% in 2006. Transportation gross profit margin increased to 18.0% in 2007 from 17.5% in 2006. Sourcing gross profit margin increased to 7.9% in 2007 from 7.6% in 2006. Information Services business is a fee-based business which generates 100% gross profit margin.

The increase in our Transportation gross profit margin in the third quarter was due to a slight increase in our truck transportation gross profit margins and to our mix of business. We had faster growth in our air and miscellaneous transportation management services businesses, which have higher gross profit margins than our Transportation business overall.

Transportation gross profits increased 13.4% to $276.6 million in the third quarter of 2007 from $243.9 million in 2006.

Truck gross profits, including less-than-truckload (LTL), increased 12.1% to $238.8 million in 2007. The increase in our truck transportation was driven primarily by increased volumes, with a small increase in our gross profit margin, offset by a slight decrease in truckload rates. We believe that overall industry shipment and tonnage are flat to down. Although we continue to take market share and grow our volumes in this environment, our truck gross profit growth has continued to slow, corresponding to the slowing demand in the overall market. Our gross profit margin expanded slightly versus a year ago and remains at the high end of the historic range for gross profit margins.

While we remain confident in our ability to achieve our long-term target of 15% gross profit growth, continued softness in the truck market will make it more challenging for us to attain it in the short term. Our truck gross profit margins were at the high end of the historic range in the fourth quarter of 2006 and through the first three quarters of 2007,

For the three months ended September 30, 2007, intermodal gross profits increased 9.3% to $9.9 million from $9.1 million in 2006. This increase was driven primarily by cross-selling with existing C.H. Robinson customers.

The increase of 14.0% in our ocean transportation gross profits in the third quarter of 2007 was driven primarily by volume growth. Our air transportation gross profit growth of 57.8% in the third quarter of 2007 includes approximately $1 million of domestic air gross profits from our acquisition of LXSI Services Inc. on July 13, 2007.

Miscellaneous transportation gross profits consist primarily of transportation management fees and customs brokerage fees. The increase of 28.2% in the third quarter was driven primarily by increases in our transportation management business.

For the three months ended September 30, 2007, sourcing gross profits increased 6.9% to $24.9 million. Our Sourcing gross profit margins increased to 7.9% in 2007 from 7.6% in 2006. We continued to have success growing our business with retailers and foodservice providers.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. For the third quarter of 2007, Information Services gross profits increased by 5.5% to $11.7 million due to transaction volume growth.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Many of our selling, general, and administrative expenses are variable in relation to gross profits.

Personnel expenses increased by 8.1% to $140.5 million for the three months ended September 30, 2007 and decreased as a percentage of gross profits to 44.9% in 2007 from 46.7% in 2006. Personnel expenses account for nearly 80% of our total selling, general and administrative expenses. Expenses related to our restricted stock program and various other incentive plans are based on growth in our earnings. Our slower earnings growth in the third quarter of 2007 compared to the third quarter of 2006 resulted in a decrease in expense related to some of these incentive plans. This contributed to our personnel expenses growing slower than our gross profits.

Other selling, general, and administrative expenses for the three months ended September 30, 2007 were $40.9 million, an increase of 9.7% from $37.2 million in 2006. As a percentage of gross profits, other selling, general, and administrative expenses decreased to 13.1% compared to 13.4% in 2006. We strive to keep our expenses as variable as possible. With our gross profit growth in the third quarter of 2007, we did gain leverage in our other selling, general, and administrative expenses.

INCOME FROM OPERATIONS. Income from operations increased 18.6% to $131.8 million for the three months ended September 30, 2007. This increase was primarily driven by the growth in our gross profits. Income from operations as a percentage of gross profits was 42.1% and 39.9% for the three months ended September 30, 2007 and the three months ended September 30, 2006.

INVESTMENT AND OTHER INCOME. Investment and other income increased 16.7% to $3.5 million for the three months ended September 30, 2007. Our cash and cash equivalents as of September 30, 2007 decreased $3.6 million from the balance as of September 30, 2006. Our portfolio yield increased due to increases in short-term interest rates.

PROVISION FOR INCOME TAXES. Our effective income tax rate was 38.1% for the third quarter of 2007 and 38.3% for the third quarter of 2006. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

NET INCOME. Net income increased 19.0% to $83.7 million for the three months ended September 30, 2007. Basic net income per share increased 19.5% to $0.49 for the three months ended September 30, 2007. Diluted net income per share increased 20.0% to $0.48 for the three months ended September 30, 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

REVENUES. Gross revenues for the nine months ended September 30, 2007 were $5.4 billion, an increase of 9.2% over $4.9 billion in 2006. Gross profits for the nine months ended September 30, 2007 were $921.0 million, an increase of 14.6% over $804.0 million in 2006. This was the result of an increase in Transportation gross profits of 15.8% to $810.1 million, an increase in Sourcing gross profits of 6.5% to $77.1 million, and an increase in Information Services gross profits of 6.4% to $33.8 million.

For the period, our gross profit margin, or gross profits as a percentage of gross revenues, increased to 17.2% from 16.4% in 2006. Transportation gross profit margin increased to 18.6% in 2007 from 17.6% in 2006. Sourcing gross profit margin decreased to 7.9% in 2007 from 8.0% in 2006. Information Services business is a fee-based business which generates 100% gross profit margin.

Transportation gross profits increased 15.8% to $810.1 million during the first nine months of 2007 from $699.8 million in 2006.

Truck gross profits, including LTL, increased 15.0% to $700.8 million in the first nine months of 2007. This increase was driven by increased volumes and expanded profit margins due to widely available truck capacity in the marketplace offset slightly by a decrease in truckload rates. Growing volumes and our relationships in the marketplace has been the primary driver of our growth this year. This slight price decrease was driven by continued softness in demand.

For the nine months ended September 30, 2007, intermodal gross profits increased 10.9% to $29.5 million from $26.6 million in 2006. This increase was due to an increase in volumes.

In our international forwarding business, our air and ocean gross profits combined increased 23.4% in the first nine months of 2007. Growth in international forwarding resulted from margin expansion and volume growth. Our volumes grew due to new customer growth in both ocean and air, and from increased project-based airfreight business with existing customers.

Miscellaneous transportation gross profits consist primarily of transportation management fees and customs brokerage fees. The increase of 29.4% to $26.2 million in 2007 was driven by volume increases in our transportation management business.

For the nine months ended September 30, 2007, Sourcing gross profits increased 6.5% to $77.1 million. Our Sourcing gross profit margins declined from 8.0% in 2006 to 7.9% in 2007 due to higher market prices for certain produce commodities, caused primarily by weather issues through the growing season.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. For the first nine months of 2007, Information Services gross profits increased by 6.4% to $33.8 million due to transaction volume growth and an increase in pricing related to certain truck stop services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Many of our selling, general, and administrative expenses are variable in relation to gross profits. However, we do gain leverage in certain expenses especially when our gross profits grow faster than our long-term growth target of 15%.

Personnel expenses increased by 9.5% to $423.5 million for the nine months ended September 30, 2007 and decreased as a percentage of gross profits to 46.0% in 2007 from 48.1% in 2006. Personnel expenses account for nearly 80% of our total selling, general and administrative expenses. Expenses related to our restricted stock program and various other incentive plans are based on growth in our earnings. Our slower earnings growth in the first nine months of 2007 compared to 2006 resulted in a decrease in expense related to some of these incentive plans. This contributed to our personnel expenses growing slower than our gross profits.

Other selling, general, and administrative expenses for the nine months ended September 30, 2007 were $120.7 million, an increase of 10.0% from $109.8 million in 2006. As a percentage of gross profits, other selling, general, and administrative expenses decreased to 13.1% compared to 13.7% in 2006. We strive to keep our expenses as variable as possible. With our gross profit growth in first nine months of 2007, we did gain leverage in our other selling, general, and administrative expenses.

INCOME FROM OPERATIONS. Income from operations increased 22.6% to $376.8 million for the nine months ended September 30, 2007. This increase was primarily driven by the growth in our gross profits. Income from operations as a percentage of gross profits was 40.9% and 38.2% for the nine months ended September 30, 2007 and the nine months ended September 30, 2006.

INVESTMENT AND OTHER INCOME. Investment and other income increased 23.3% to $10.5 million for the nine months ended September 30, 2007. Our cash and cash equivalents as of September 30, 2007 decreased $3.6 million from the balance as of September 30, 2006. Our portfolio yield increased due to increases in short-term interest rates.

PROVISION FOR INCOME TAXES. Our effective income tax rate was 38.3% for the first nine months of 2007 and 2006. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

NET INCOME. Net income increased 22.5% to $239.0 million for the nine months ended September 30, 2007. Basic net income per share increased 22.8% to $1.40 for the nine months ended September 30, 2007. Diluted net income per share increased 23.4% to $1.37 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $281.8 million and $285.4 million as of September 30, 2007 and 2006. Available-for-sale securities consisting primarily of highly liquid investments totaled $129.1 million and $129.0 million as of September 30, 2007 and 2006. Working capital at September 30, 2007 and 2006 was $620.3 million and $549.9 million.

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

CASH FLOW FROM OPERATING ACTIVITIES. We generated $179.7 million and $230.9 million of cash flow from operations during the nine months ended September 30, 2007 and 2006.

Our cash generated from operations in the first nine months of 2007 of $179.7 million was $59.3 million less than our net income for the same period. In 2006 we improved our working capital through aggressive management of our receivables aging. In the first nine months of 2007, our working capital has increased faster than our gross revenues, driven primarily by a slight increase in the amount of time it is taking us to receive payment from our customers. This is partially due to the third quarter ending on a weekend.

CASH FLOW FROM INVESTING ACTIVITIES. We used $57.3 million and $76.9 million of cash flow for investing activities during the nine months ended September 30, 2007 and 2006. Our investing activities consist primarily of cash paid for acquisitions and capital expenditures.

We used $22.2 million and $36.2 million of cash flow on acquisitions during the nine months ended September 30, 2007 and 2006. The amounts paid include earn-out payments from acquisitions in prior years. As of September 30, 2007, we have approximately $10 million of potential remaining earn-out payments through 2008 and $2.8 million of potential remaining purchase price holdbacks through 2008.

We also used $31.9 million and $33.0 million of cash for net capital expenditures during the nine months ended September 30, 2007 and 2006. During the first nine months of 2007, we had capital expenditures of $15.9 million related to our new corporate headquarters building in Eden Prairie, MN. The remaining capital expenditures of $16.0 million in 2007 related primarily to investments in information technology equipment to support our operating systems.

CASH FLOW FROM FINANCING ACTIVITIES. We used $189.0 million and $100.3 million of cash flow for financing activities during the nine months ended September 30, 2007 and 2006. This was primarily quarterly dividends and share repurchases.

We used $94.0 million and $68.0 million to pay cash dividends during the nine months ended September 30, 2007 and 2006, with the increase in 2007 due to a 38% increase in our quarterly dividend rate from $0.13 per share in 2006 to $0.18 per share in 2007.

We also used $123.3 million and $59.9 million of cash flow for share repurchases during the nine months ended September 30, 2007 and 2006. The increase in 2007 was due to a 81% increase in the number of shares repurchased, and an increase in the stock price related to those purchases. We believe that the current authorizations will allow us to continue our variable share repurchase activities for several years. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.

We have 3.5 million euros available under a line of credit at an interest rate of Euribor plus 45 basis points (4.77% at September 30, 2007). This discretionary line of credit has no expiration date. As of September 2007 and 2006, the outstanding balance was zero. Our credit agreement contains certain financial covenants but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of September 30, 2007.

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

VALUATIONS FOR ACCOUNTS RECEIVABLE. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $29.2 million as of September 30, 2007, remained consistent with the allowance of $29.0 million as of December 31, 2006. Net accounts receivable for that same period increased 22.4 percent. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

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

We had approximately $410.8 million of cash and investments on September 30, 2007, consisting of $281.8 million of cash and cash equivalents and $129.1 million of available-for-sale securities. The cash equivalents are money market securities and high quality bonds from domestic issuers. All of our available-for-sale securities are high-quality bonds. Because of the credit risk criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investments.

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

As previously announced, we acquired Triune during the fourth quarter of 2006. During the current quarter, we acquired LSXI. We have not fully evaluated any changes in internal control over financial reporting associated with these acquisitions and therefore any material changes that may result from these acquisitions have not been disclosed in this report. We intend to disclose all material changes resulting from this acquisition within or prior to the time our first annual assessment of internal control over financial reporting that is required to include this entity.

The results reported in this quarterly report include those of Triune and LSXI acquired in December 2006 and July 2007 respectively. These acquisitions added less than $0.01 to our diluted earnings per share for the quarter.

PART II—OTHER INFORMATION

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

The gender discrimination class claims and the remaining two hostile work environment claims were settled in 2006. The settlement consists of $15 million for all damages, costs, and attorneys’ fees. The settlement also includes programmatic relief offered by us. As a condition of the settlement, we made no admission of liability. The $15 million is within our insurance coverage limits, and was funded by the insurance carriers. Although it has been funded by the insurance carriers, those carriers reserved the right to seek a court ruling that a portion of the settlement was not covered under their policies, and also to dispute payment of certain defense costs incurred in that litigation. These insurance issues are discussed below as “Class Coverage Issues.”

The settlement of the gender discrimination class claims did not include the overtime pay lawsuits, or the claims of putative class members who subsequently filed individual Equal Employment Opportunity Commission (EEOC) charges after the denial of class status on March 31, 2005. Fifty-four of those claimants filed lawsuits; of those, thirteen are still pending. Nearly all of the resolved lawsuits were settled for nuisance value. We are vigorously defending the remaining charges and lawsuits, and have been advised by plaintiffs’ counsel that no further lawsuits are expected to be filed.

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

The following table provides information about purchases by the company during the quarter ended September 30, 2007 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
7/1/07-7/31/07	60,000	$49.94	60,000	11,655,500
8/1/07-8/31/07	460,000	$48.75	460,000	11,195,500
9/1/07-9/30/07	380,000	$51.87	380,000	10,815,500

Total:	900,000	$50.15	900,000	10,815,500

(1)	We repurchased an aggregate of 900,000 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February 1999 (the “Program”).
(2)	Our Board of Directors approved a company repurchase of up to an aggregate of 8,000,000 shares of our common stock pursuant to the program. In May 2007, our Board of Directors approved an additional purchase of 10,000,000 shares of our common stock. Unless terminated earlier by resolution of our Board of Directors, the program will expire when we have repurchased all shares authorized for repurchase.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

We filed a report on Form 8-K July 24, 2007; this report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of our earnings release for the quarter ended June 30, 2007.

We filed a report on Form 8-K on August 17, 2007; this report contained information regarding our announcement that our Board of Directors declared a regular quarterly cash dividend.

We filed a report on Form 8-K on September 10, 2007; this report contained information regarding our announcement that the Company has entered into an amended and restated shareholders rights plan, as of October 1, 2007, amending its existing shareholder rights plan, dated as of October 1, 1997.

We filed a report on Form 8-K on October 9, 2007; this report contained information regarding our announcement that our Board of Directors elected effective September 30, 2007, a new director, Steve Polacek.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2007

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By	/s/ Chad M. Lindbloom
Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)