Form 10-K
period 2007-12-31
C H ROBINSON WORLDWIDE INC
filed 2008-02-29
CIK 1043277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-23189

C.H. ROBINSON WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1883630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14701 Charlson Road, Eden Prairie, Minnesota	55347-5088
(Address of principal executive offices)	(Zip Code)

(952) 937-8500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share Preferred Share Purchase Rights	The NASDAQ National Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $8,809,275,000 (based on the last sale price of such stock as quoted on The NASDAQ National Market ($52.52) on such date).

As of February 25, 2008, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 171,351,435.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2007 (the “Annual Report”), are incorporated by reference in Part II.

Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 15, 2008 (the “Proxy Statement”), are incorporated by reference in Part III.

PART I

ITEM 1.	BUSINESS

Overview

C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest third party logistics companies in the world with 2007 gross revenues of $7.3 billion. We provide freight transportation services and logistics solutions to companies of all sizes, in a wide variety of industries. During 2007, including our transportation management services business, we handled approximately 6.5 million shipments for more than 29,000 customers. We operate through a network of 218 offices, which we call branches, in North America, Europe, Asia, and South America. We have developed global multimodal transportation and distribution networks to provide seamless logistics services worldwide. As a result, we have the capability of managing most aspects of the supply chain on behalf of our customers.

We are a non-asset based transportation provider, meaning we do not own the transportation equipment that is used to transport our customers’ freight. Through our relationships with approximately 48,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), air freight and ocean carriers, we select and hire the appropriate transportation to manage our customers’ freight needs. Being non-asset based means we can be flexible and focus on seeking solutions that work for our customers, rather than focusing on asset utilization. As an integral part of our transportation services, we provide a wide range of value-added logistics services, such as supply chain analysis, freight consolidation, core carrier program management, and information reporting.

In addition to multimodal transportation services, we have two other logistics business lines: fresh produce sourcing and fee-based information services.

Sourcing (the buying, selling, and marketing of fresh produce) was our original business when we were founded in 1905. Much of our logistics expertise can be traced to our significant experience in handling perishable commodities. We purchase fresh produce through our network of independent produce suppliers. Our customers include regional and national grocery retailers and restaurants, produce wholesalers, and foodservice distributors. In most cases, we also arrange the transport of the fresh produce we sell through our relationships with owners of specialized transportation equipment. We have developed our own brands of produce including, The Fresh 1® and OurWorld® organics, and also have entered into licensing agreements to distribute produce under other national brand names. The produce for these brands is sourced through a preferred grower network and packed to order through contract packing agreements. We have instituted quality assurance and monitoring procedures as part of our sourcing business.

Information Services, our third business line, is comprised of a C.H. Robinson subsidiary, T-Chek Systems, Inc. T-Chek’s customers are primarily motor carriers, for which it provides a variety of management and information services such as fuel management services, funds transfer, permit procurement, fuel and use tax reporting, and driver funds transfer. For several companies and truck stop chains, T-Chek captures sales and fuel cost data, provides management information to the seller, transfers funds to the truck stop, and invoices the carrier for fuel, cash advances, and our fee.

Our business model has been the main driver of our strong historical results and has positioned us for continued growth. One of our competitive advantages is our branch network of 218 offices, staffed by approximately 5,700 salespeople. These branch employees are in close proximity to both customers and transportation providers, which gives them broad knowledge of their local markets and enables them to respond quickly to customers’ and transportation providers’ changing needs. Employees act as a team in their sales efforts, customer service, and operations. Approximately 30% of our truckload shipments are shared transactions between branches. Our branches work together to complete transactions and collectively meet the needs of our customers. For large multi-location customers, we often coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. Our methodology of providing services is very similar across all branches. Our North American branches have a common technology platform that they use to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction. A significant portion of our branch employees’ compensation is performance-oriented, based on the profitability of their branch and their contributions to the success of the branch. We believe this makes our sales employees more service-oriented, focused, and creative.

Historically we have grown primarily through internal growth, by expanding current offices, opening new branch offices, and hiring additional salespeople. We have augmented our growth through selective acquisitions. In July 2007, we completed the acquisition of LXSI Services, Inc., a third-party domestic air and expedited services provider based in Los Angeles, California. LXSI had gross revenues of approximately $25 million in 2006.

Multimodal Transportation Services

C.H. Robinson is a third party logistics company. We provide freight transportation and logistics services. We are a non-asset based provider, meaning we do not own the transportation equipment used to transport the freight. We make a profit or margin on the difference between what we charge to our customers for the totality of services provided to them, and what we pay to the transportation provider to handle or transport the freight.

We can arrange all of the following modes of transportation:

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

•

Intermodal — C.H. Robinson’s intermodal transportation service is the shipment of freight in trailers or containers, by a combination of truck and rail. We have intermodal marketing agreements with container owners, stacktrain operators, and all Class 1 railroads in North America, and we arrange local pickup and delivery (known as drayage) through local contracted motor carriers.

•

Ocean — As a non-asset based ocean carrier and freight forwarder, we consolidate shipments, determine routing, select ocean carriers, contract for ocean shipments, provide for local pickup and delivery of shipments, and arrange for customs clearance of shipments, including the payment of duties.

•	Air — We provide door-to-door service as a full-service air freight forwarder.

Customers communicate their freight needs, typically on a shipment-by-shipment basis, to the branch salesperson responsible for their account. Customers communicate with us by means of telephone, fax, Internet, e-mail, or EDI (Electronic Data Interchange). The branch employee ensures that all appropriate information about each shipment is entered into our proprietary operating system. With the help of information provided by the operating system, the salesperson then determines the appropriate mode of transportation for the shipment and selects a carrier or carriers, based upon his or her knowledge of the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Based on the information he or she has about the market and rates, the salesperson may either determine an appropriate price at that point, or wait to communicate with a carrier directly before setting a price. In many cases, employees from different branch offices collaborate to hire the appropriate carrier for our customer’s freight, and the branch offices agree to an internal profit split.

Once the carrier is selected, the salesperson communicates with the carrier to agree on the price for the transportation and the carrier’s commitment to provide the transportation. We are in contact with the carrier through numerous means of communication (EDI, CHRWTrucks.com®, e-mail, verbal) to provide tracking and status updates of the shipment through delivery. Our branch employees price our services to provide a profit to us for the totality of services performed for the customer.

We are a principal in the transaction. By accepting the customer’s order, we accept certain responsibilities for transportation of the shipment from origin to destination. The carrier’s contract is with us, not the customer, and we are responsible for prompt payment of carrier charges. In the cases where we have agreed (either contractually or otherwise) to pay for claims for damage to freight while in transit, we pursue reimbursement from the carrier for the claims.

As a result of our logistics capabilities, some of our customers have us handle all, or a substantial portion, of their freight transportation requirements to or from a particular manufacturing facility or distribution center. In a number of instances, we have contracts with the customer in which we agree to handle an estimated, approximate number of shipments usually to specified destinations, such as from the customer’s plant to a distribution center. Our commitment to handle the shipments is usually at specific rates, subject to seasonal variation. Most of our rate commitments are for one year or less. As is typical in the transportation industry, most of these contracts do not include specific volume commitments, which are sometimes called “must haul” requirements.

The majority of our truckload freight is priced to our carriers on a spot market, or transactional, basis, even when we are working with the customer on a contractual basis. In a small number of cases, we may get advance commitments from one or more carriers to transport contracted shipments, for the length of our customer contract.

In the course of providing day-to-day transportation services, our branch employees often identify opportunities for additional logistics services as they become more familiar with our customer’s daily operations and the nuances of its supply chain. We offer a wide range of logistics services on a worldwide basis that reduce or eliminate supply chain inefficiencies. We will analyze the customer’s current transportation rate structures, modes of shipping, and carrier selection. We can evaluate a customer’s core carrier program by establishing a program to measure and monitor key quality standards for those core carriers. We can identify opportunities to consolidate shipments for cost savings. We will suggest ways to improve operating and shipping procedures, and manage claims. We can help customers minimize storage through cross-docking and other flow-through operations. We may also examine the customer’s warehousing and dock procedures. Many of these services are bundled with underlying transportation services and are not typically priced separately. They are usually included as a part of the cost of transportation services provided by us, based on the nature of the customer relationship. In addition to these transportation services, we may supply sourcing, contract warehousing, consulting, fee-based transportation management, and other services, for which we are usually paid separately.

As we have emphasized integrated logistics solutions, our relationships with many customers have broadened and we have become key providers to our customers, responsible for a greater portion of their supply chain management. We may serve our customers through specially created teams and through several branches. Our multimodal transportation services are provided to numerous international customers through our worldwide branch network. See Note 1 in the “Notes to Consolidated Financial Statements” included as part of our audited consolidated financial statements for an allocation of our gross revenues from domestic and foreign customers for the years ended December 31, 2007, 2006, and 2005 and our long-lived assets as of December 31, 2007, 2006, and 2005 in the United States and in foreign locations.

The table below shows our gross profits by transportation mode for the periods indicated:

Transportation Gross Profits

(in thousands)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Truck(1)	$949,277	$822,954	$666,605	$501,940	$401,709
Intermodal	38,670	36,176	31,392	29,960	28,103
Ocean	43,530	37,150	29,182	20,558	19,027
Air	31,315	21,533	13,321	8,570	4,891
Miscellaneous(2)	35,240	28,152	19,824	14,709	10,973

Total	$1,098,032	$945,965	$760,324	$575,737	$464,703

(1)	Includes LTL gross profits.
(2)	Consists of fee-based transportation management services, customs clearance (Automated Brokerage Interface (ABI) and Automated Clearing House (ACH) capabilities with the Bureau of U.S. Customs and Border Protection), warehousing, and other miscellaneous services.

Transportation services accounted for approximately 88% of our gross profits in 2007 and 87% in 2006 and 2005.

Sourcing

Throughout our 102-year history, we have been in the business of sourcing fresh produce. Much of our logistics expertise can be traced to our significant experience in handling perishable commodities. Because of its perishable nature, produce must be rapidly packaged, carefully transported within tight timetables in temperature controlled equipment, and quickly distributed to replenish high-turnover inventories maintained by retailers, wholesalers, foodservice companies, and restaurants. In many instances, we consolidate individual customers’ produce orders into truckload quantities at the point of origin and arrange for transportation of the truckloads, often to multiple destinations.

For several years, we have actively sought to expand our Sourcing customer base by focusing on large multistore grocery retailers, restaurant chains and foodservice providers. Historically, grocery retailers have relied primarily on regional or even local purchases from food wholesalers for produce sourcing and store-level distribution. As these retailers have expanded through store openings and industry consolidation, these methods have become inefficient. Our logistics and perishable commodities sourcing expertise can improve the retailers’ produce purchasing, and provide consistent quality from region to region and store to store.

Our Sourcing services have expanded to include just-in-time replenishment, commodity management and business analysis. We have various national and regional branded produce programs, including both proprietary brands (The Fresh 1®, Fresh’n Easy®, Our World® Organics, Tropic Sweet®, Tomorrow’s® Organics, and Kensington Farms®) and licensed brands (Mott’s®, Tropicana®, Welch’s®, Glory Foods® and Bambino®). These programs contain a wide variety of fresh bulk and value added fruits and vegetables that are high in quality. These brands have expanded our market presence and relationships with many of our retail customers. We have also instituted quality assurance and monitoring programs as part of our branded and preferred supplier programs.

Sourcing accounted for approximately 8% of our gross profits in 2007 and 9% in 2006 and 2005.

Information Services

Information Services is comprised of a subsidiary of C.H. Robinson, T-Chek Systems, Inc. T-Chek’s customers are primarily motor carriers and truck stop chains. T-Chek provides its motor carrier customers with fuel management services, funds transfer, fuel and use tax reporting, driver payroll services, permits, and on-line access to custom-tailored information management reports, all through the use of its proprietary automated systems. These systems enable motor carriers to track equipment, manage fleets, and dictate where and when their drivers purchase fuel. For several companies and truck stop chains, T-Chek captures sales and fuel cost data, provides management information to the seller, and invoices the carrier for fuel, cash advances, and our fee.

Information Services accounted for approximately 4% of our gross profits in 2007, 2006, and 2005.

Organization

To keep us close to our customers and markets, we operate through a network of offices, which we call “branches.” We currently have 218 branches, up from 214 in 2006. Our branches are supported by executives and other centralized, shared services. Approximately 10% of our employees are corporate employees who provide these centralized, shared services. Over one-third of these corporate employees are information technology personnel who develop and maintain our proprietary operating system software and our wide area network.

Branch Network

We currently have branches in the following areas of the world:

Continent	Number of Branches
North America	170
Europe	27
Asia	17
South America	4

Each branch is responsible for its own growth and profitability. Our branch salespeople are responsible for developing new business, negotiating and pricing services, receiving and processing service requests from customers, and contracting with carriers to provide the transportation requested. In addition to routine transportation, salespeople are often called upon to handle customers’ unusual, seasonal, and emergency needs. Shipments to be transported by truck are priced at the branch level, and branches cooperate with each other to hire carriers to provide transportation. Branches may rely on expertise in other branches when contracting LTL, intermodal, international ocean and air shipments. Multiple branches may also work together to service larger, national accounts where the expertise and resources of more than one branch are required to meet the customer’s needs. Their efforts are usually coordinated by one “lead” branch on the account.

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

Branch Expansion. We expect to continue to open new branch offices. New branch offices are viewed as a long-term contributor to overall company growth. In addition to market opportunity, a major consideration in opening a new branch is whether we have branch salespeople that are ready to manage a new branch. Additional branches are often opened within a geographic area previously served by another branch, such as within major cities, as the volume of business in a particular area warrants opening a separate branch. A modest amount of capital is required to open a new branch, usually involving a lease for a small amount of office space, communications and hardware, and often employee compensation guaranties for a short time. We have also augmented our branch office network through selective acquisitions.

Branch Employees. Because the quality of our employees is essential to our success, we are highly selective in our hiring. We recruit applicants from across North America, Europe, Asia, and South America. Our applicants typically have college degrees, and some have business experience, although not necessarily within the transportation industry.

Early in their tenure, most newly hired branch employees go through centralized training that emphasizes development of the necessary skills and customer service philosophy to become productive members of a branch team. Centralized training is followed by ongoing, on-the-job training at the branch level. We expect most new salespeople to start contributing to the success of the branch in a matter of weeks. In addition, each new salesperson attends an orientation within their first year of employment to further their knowledge of the company and have the opportunity to develop relationships with employees of other branches.

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

The executives are designated annually by the Board of Directors. Below are the names, ages, and positions of the executive officers:

Name	Age	Position
John P. Wiehoff	46	Chief Executive Officer and Chairman of the Board
James E. Butts	52	Senior Vice President
Linda U. Feuss	51	Vice President, General Counsel and Secretary
James P. Lemke	40	Senior Vice President
Chad M. Lindbloom	43	Senior Vice President and Chief Financial Officer
Scott A. Satterlee	39	Senior Vice President
Mark A. Walker	50	Senior Vice President

John P. Wiehoff has been chief executive officer since May 2002, following a three-year succession process during which he was named president in December 1999. He has been a director of C.H. Robinson since December 2001 and was elected chairman of the board effective December 31, 2006. He was vice president and chief financial officer from June 1998 to December 1999. Previous positions with the company include treasurer and corporate controller. Prior to joining the company in 1992, he was employed by Arthur Andersen LLP. John also serves on the Board of Directors of Donaldson Company, Inc., a leading worldwide provider of filtration systems and replacement parts, and Polaris Industries, which manufactures and markets snowmobiles, all-terrain vehicles, and Victory motorcycles. John holds a Bachelor of Science degree from St. John’s University.

James E. Butts was named senior vice president in December 2007, having served as an executive and officer of C.H. Robinson since April 2002. Previous positions with the company include transportation manager at the Chicago South and Detroit branches. Jim has been with C.H. Robinson since 1978, and holds a Bachelor of Arts degree from Wayne State University and a Masters of Business Administration from Phoenix University.

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

James P. Lemke was named senior vice president in December 2007, having served as vice president, sourcing since 2003. Prior to that time, he served as the vice president and manager of C.H. Robinson’s Corporate Procurement and Distribution Services division. Jim joined the company in 1989. Jim holds a Bachelors of Arts degree in International Relations from the University of Minnesota.

Chad M. Lindbloom was named a senior vice president in December 2007. He has served as an executive and as chief financial officer since 1999. From June 1998 until December 1999, he served as corporate controller. Chad joined the company in 1990. Chad holds a Bachelor of Science degree and a Masters of Business Administration from the Carlson School of Management at the University of Minnesota. Chad also serves on the Board of Directors of Xata Corporation, a provider of vehicle data and fleet operations services to the trucking industry.

Scott A. Satterlee was named a senior vice president in December 2007. He has served as an executive and officer of C.H. Robinson since February 2002. Additional positions with C.H. Robinson include director of operations and manager of the Salt Lake City branch office. Scott joined the company in 1991. Scott holds a Bachelor of Arts degree from the University of St. Thomas.

Mark A. Walker was named senior vice president in December 2007, after serving as a vice president and officer since December 1999. Additional positions with C.H. Robinson include chief information officer from December 1999 to October 2001 and president of T-Chek Systems. Mark joined the company in 1980. Mark holds a Bachelor of Science degree from Iowa State University and a Masters of Business Administration from the University of St. Thomas.

Employees

As of December 31, 2007, we had a total of 7,332 employees, of whom approximately 6,600 were located in our branch offices. Services such as accounting, information technology, legal, marketing communications, human resource support, credit and claims management, and carrier services are supported centrally.

Customers and Marketing

We seek to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing them with a full range of logistics services. During 2007, we served over 29,000 customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries. During 2007, no customer accounted for more than 6% of gross revenues or 3% of gross profits. In recent years, we have grown by adding new customers and by increasing our volumes with, and providing more services to, our existing customers.

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

Branches seek additional business from existing customers and pursue new customers based on their knowledge of local markets and the range and value of logistics services that we can provide. We have also expanded our national sales and marketing support to enhance branch sales capabilities. Increasingly, branches call on our executives, our global sales staff, and a central logistics group to support them in the pursuit of multinational corporations and other companies with more complex logistics requirements.

Relationships with Transportation Providers

We continually work on establishing relationships with good transportation providers to assure dependable services, favorable pricing, and carrier availability during peak shipping periods and periods when demand for transportation equipment is greater than the supply. Because we do not own any transportation equipment or employ the people directly involved with the delivery of our customers’ freight, these relationships are critical to our success. We rely on them to provide us with information regarding the status of shipments during transit and upon delivery.

As of December 31, 2007, we had qualified approximately 48,000 transportation providers worldwide, of which the vast majority are motor carriers. To strengthen and maintain our relationships with motor carriers, our salespeople regularly communicate with carriers serving their region and try to assist them by increasing their equipment utilization, reducing their empty miles, and repositioning their equipment. To make it easier for carriers to work with us, we have a policy of prompt payment and offer payment within 48 hours of receipt of proof of delivery in exchange for a discount, along with offering in-trip advances through our T-Chek subsidiary.

These motor carriers provide access to temperature controlled vans, dry vans and flatbeds. These carriers are of all sizes, including owner-operators of a single truck, small and mid-size fleets, private fleets and the largest national trucking companies. Consequently, we are not dependent on any one carrier. Our largest truckload carrier was less than 1% of our total cost of transportation in 2007. Approximately 75% of our truckload shipments in 2007 were transported by motor carriers that had fewer than 100 tractors. We qualify each carrier to make sure it is properly licensed and insured, has the necessary federally issued authority to provide transportation services, and that it has the resources to provide the necessary level of service on a dependable basis. Our motor carrier contracts require that the carrier issue invoices only to and accept payment solely from us, and allow us to withhold payment to satisfy previous claims or shortages. Our standard contracts do not include volume commitments, and the initial contract rate is modified each time we confirm an individual shipment with a carrier.

We also have intermodal marketing agreements with container owners, stacktrain operators, and all Class 1 railroads in North America, giving us access to additional trailers and containers. Our contracts with railroads specify the transportation services and payment terms by which our intermodal shipments are transported by rail. Intermodal transportation rates are typically negotiated between us and the railroad on a customer-specific basis.

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

Competition

The transportation services industry is highly competitive and fragmented. We compete against a large number of other non-asset based logistics companies, asset-based logistics companies, third party freight brokers, carriers offering logistics services, and freight forwarders. We also compete against carriers’ internal sales forces. We also buy and sell transportation services from and to companies that compete with us.

In our Sourcing business, we compete with produce brokers, produce growers, produce marketing companies, produce wholesalers and foodservice buying groups. We also buy from and sell produce to companies that compete with us.

The primary business of our Information Services business, which is comprised of our subsidiary T-Chek Systems, is fuel card services. The fuel card processing industry is very consolidated and a small number of companies represent the majority of the market.

We often compete with respect to price, scope of services, or a combination thereof, but believe that our most significant competitive advantages are:

•

Our branch network, which enables our salespeople to gain broad knowledge about individual customers, carriers and the local and regional markets they serve, and to provide superior customer service based on that knowledge. This network also offers customers higher service as responsibility for shipments is commonly shared across branches, to provide nationwide coverage and local market knowledge;

•	Our 48,000 carrier relationships;

•

Our size, relative to other providers, is an advantage in attracting more carriers, which in turn enables us to serve our customers more efficiently and earn more business. Additionally, because of the large number of transactions we do annually, 6.5 million in 2007, we have greater opportunity to efficiently identify available capacity for our customers’ needs;

•	Our non-asset based model, which enables us to remain flexible in our service offerings to our customers;

•	Our dedicated employees and entrepreneurial culture, which are supported by our performance-based compensation system;

•	Our proprietary information systems;

•	Our ability to provide a broad range of logistics services; and

•	Our ability to provide door-to-door services on a worldwide basis.

Communications and Information Systems

Our information systems are essential to our ability to efficiently communicate, service our customers and carriers, and manage our business. Our proprietary information systems help our employees efficiently manage more than 6.5 million shipments annually, 29,000 customer relationships, and 48,000 carrier relationships. Our employees are linked with each other and with our customers, carriers, and suppliers by telephone, fax, Internet, e-mail, and/or EDI to communicate shipment requirements and availability, and to confirm and bill orders. Through our Internet sites CHRWonline.com® and CHRWtrucks.com®, customers and carriers can contract for shipments or equipment as well as track and trace shipments, including delivery confirmation. Customers, carriers, and suppliers also have access to other information in our operating systems through the Internet.

Our branch employees use our information systems to identify freight matching opportunities, communicate and coordinate activity with other branches, and “cross-cover” or find equipment for other branches’ freight. Our systems help our salespeople service customer orders, select the optimal modes of transportation, build and consolidate shipments, and select routes, all based on customer-specific service parameters. Our systems also make shipment data visible to the entire sales team as well as customers and carriers, enabling our salespeople to select carriers and track shipments in progress. Our systems automatically provide alerts to arising problems. Our systems use data captured from daily transactions to generate various management reports that are available to our customers and carriers. These reports provide them with information on traffic patterns, product mix, and production schedules, and support analysis of their own customer base, transportation expenditure trends, and the impact on out-of-route costs.

Government Regulation

We are subject to licensing and regulation as a transportation broker and are licensed by the U.S. Department of Transportation (“DOT”) to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. Under certain limited circumstances, one of our subsidiary companies provides limited motor carrier transportation services that require registration with the DOT and compliance with certain economic regulations administered by the DOT, including a requirement to maintain insurance coverage in minimum prescribed amounts. We are also subject to regulation by the Federal Maritime Commission as an ocean freight forwarder and a NVOCC for which we maintain separate bonds and licenses for each. We operate as an indirect air carrier of cargo subject to commercial standards set forth by the International Air Transport Association and federal regulations issued by the Transportation Security Administration and provide customs brokerage services as a customs broker under a license issued by the Bureau of U.S. Customs and Border Protection.

Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, some intrastate shipments for which we arrange transportation may be subject to additional licensing, registration or permit requirements. We generally contractually require and/or rely on the carrier transporting the shipment to ensure compliance with these types of requirements. We, along with the carriers that we rely on in arranging transportation services for our customers, are also subject to a variety of federal and state safety and environmental regulations. Although compliance with the regulations governing licensees in these areas has not had a materially adverse effect on our operations or financial condition in the past, there can be no assurance that such regulations or changes thereto will not adversely impact our operations in the future. Violation of these regulations could also subject us to fines as well as increased claims liability.

We source fresh produce under licenses issued by the U.S. Department of Agriculture as required by the Perishable Agricultural Commodities Act (“PACA”). Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Our T-Chek operations are subject to federal and state regulations, including but not limited to the Bank Security Act of 1970.

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

We maintain a broad cargo liability insurance policy to protect us against catastrophic losses that may not be recovered from the responsible carrier. We also carry various liability insurance policies, including auto and general liability, with a $100 million umbrella in 2007 and a $200 million umbrella in 2008. Our contingent auto liability coverage has a retention of $5 million per incident for the years 2004 through 2006 and a retention of $3 million per incident for 2007 and 2008.

Agricultural chemicals used on agricultural commodities intended for human consumption are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Concern about particular chemicals and alleged contamination can lead to product recalls, and tort claims may be brought by consumers of allegedly affected produce. As a seller of produce, we may, under certain circumstances, have legal responsibility arising from produce sales. We carry product liability coverage under our general liability and umbrella policies to cover this type of risk. In addition, in the event of a recall, we may be required to bear the costs of repurchasing, transporting, and destroying any allegedly contaminated product, as well as potential consequential damages, which are generally not insured. Any recall or allegation of contamination could affect our reputation, particularly of our proprietary and licensed branded produce programs. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.

Investor Information

We were reincorporated in Delaware in 1997 as the successor to a business existing, in various legal forms, since 1905. Our corporate office is located at 14701 Charlson Road, Eden Prairie, Minnesota 55347-5088, and our telephone number is (952) 937-8500. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.chrobinson.com) as soon as reasonably practicable after we electronically file the material with the Securities and Exchange Commission.

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

Demand for our services may decrease during an economic recession. The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest rate fluctuations, and other economic factors beyond our control. If economic recession or a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, particularly among certain national retailers or in the food, beverage, retail, manufacturing, paper, or printing industries, our operating results could be adversely affected.

Higher carrier prices or fuel costs may result in decreased gross profit margin. Carriers can be expected to charge higher prices to cover higher operating expenses, and our gross profits and income from operations may decrease if we are unable to pass through to our customers the full amount of higher transportation costs.

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

•

intellectual property laws of countries which do not protect our rights in our intellectual property, including but not limited to our proprietary information systems, to the same extent as the laws of the United States.

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

Our ability to hire and retain additional people is important to the continued growth of our business. Our continued success depends upon our ability to attract and retain a large group of motivated salespersons and other logistics professionals. Our growth may be limited if we cannot recruit and retain a sufficient number of people. We cannot guarantee that we will be able to continue to hire and retain a sufficient number of qualified personnel. Because of our comprehensive employee training program, our employees are attractive targets for new and existing competitors. Our rapid expansion of operations has placed added demands on our management. Continued expansion depends in large part on our ability to develop successful employees into managers.

We face substantial industry competition. Competition in the transportation services industry is intense and broad based. We compete against other non-asset based logistics companies as well as logistics companies that own their own equipment, third party freight brokers, Internet matching services and Internet freight brokers, and carriers offering logistics services. We also compete against carriers’ internal sales forces. We often buy and sell transportation services from and to many of our competitors. Increased competition could create downward pressure on freight rates, and continued rate pressure may adversely affect our gross profit and income from operations.

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

We are subject to claims arising from our transportation operations. We use the services of thousands of transportation companies and their drivers in connection with our transportation operations. From time to time, the drivers employed and engaged by the carriers we contract with are involved in accidents which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the carrier. Although these drivers are not our employees and all of these drivers are employees, owner operators or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. In addition, our auto liability policy has a retention of $5 million per incident for years 2004 through 2006 and a retention of $3 million per incident for 2007 and 2008. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims, could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability.

Our Sourcing business is dependent upon the supply and price of fresh produce. The supply and price of fresh produce is affected by weather and growing conditions (such as drought, insects and disease), and other conditions over which we have no control. Commodity prices can be affected by shortages or overproduction and are often highly volatile. If we are unable to secure fresh produce to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently.

Sourcing and reselling fresh produce exposes us to possible product liability. Agricultural chemicals used on fresh produce are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Product recalls in the produce industry have been caused by concern about particular chemicals and alleged contamination, often leading to lawsuits brought by consumers of allegedly affected produce. Because we sell produce, we may face claims for a variety of damages arising from the sale which may include potentially uninsured consequential damages. While we are insured for up to $101 million in 2007 and $201 million in 2008 for product liability claims, settlement of class action claims is often costly, and we cannot guarantee that our liability coverage will be adequate and will continue to be available. If we have to recall produce, we may be required to bear the cost of repurchasing, transporting and destroying any allegedly contaminated product, which our insurance does not cover. Any recall or allegation of contamination could affect our reputation, particularly of our proprietary and/or licensed branded produce programs. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.

Our business depends upon compliance with numerous government regulations. We are licensed by the U.S. Department of Transportation as a broker authorized to arrange for the transportation of general commodities by motor vehicle. We must comply with certain insurance and surety bond requirements to act in this capacity. We are also licensed by the Federal Maritime Commission as an ocean freight forwarder, which requires us to maintain a non-vessel operating common carrier bond and by the Transportation Security Administration as an independent air carrier. We are also licensed by the Bureau of U.S. Customs and Border Protection. We source fresh produce under a license issued by the U.S. Department of Agriculture. Our failure to comply with the laws and regulations applicable to entities holding these licenses could materially and adversely affect our results of operations or financial condition.

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

We derive a significant portion of our gross revenues and gross profit from our largest clients. Our top 100 customers comprise approximately one-third of consolidated gross profits with none of them individually exceeding three percent. The sudden loss of many of our major clients could materially and adversely affect our operating results.

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

ITEM 2.	PROPERTIES

We built a new 105,000 square foot corporate headquarters facility in Eden Prairie, Minnesota which opened in October, 2007. We also lease approximately 67,000 square feet of additional office space in Eden Prairie, Minnesota for our information technology function.

All but one of our branch offices are leased from third parties under leases with initial terms ranging from three to ten years. However, we do own the 80,000 square foot location in Chicago listed below. Our office locations range in space from 1,000 to 153,000 square feet. The following table lists our largest U.S. locations:

City/State	Approximate Square Feet
Eden Prairie, MN	153,000
Chicago, IL	80,000
Atlanta, GA	27,350
Chicago, IL	20,847
Coralville, IA	19,182
Southfield, MI	18,464
Woodridge, IL	16,914
Elk Grove Village, IL	13,163
Monterrey, CA	12,712
Kansas City, KS	12,174
Cordova, TN	11,617
Lisle, IL	11,613
Sartell, MN	11,494
Los Angeles, CA	10,695
Tampa, FL	10,641
Phoenix, AZ	10,294
Paulsboro, NJ	10,046

We also lease approximately 377,000 square feet of warehouse space throughout the United States. The following table lists our largest warehouses:

City/State	Approximate Square Feet
Compton, CA	62,000
Rochester, NY	54,000
Medley, FL	53,500
Edinburg, TX	48,000
Lemont, IL	47,000
Vancouver, WA	42,700
Elk Grove Village, IL	30,200

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

On March 31, 2005, the judge issued an order denying class certification for the hostile working environment claims, and allowing class certification for certain claims of gender discrimination in pay and promotion. The judge also granted our motions for summary judgment as to the hostile working environment claims of ten of the named plaintiffs, and dismissed those claims. The gender discrimination class claims and the remaining two hostile work environment claims were settled on April 11, 2006, and subsequently approved by the Court on September 18, 2006. The settlement was within our insurance coverage limits, and was fully funded by the insurance carriers.

The settlement of the gender discrimination class claims did not include the overtime pay lawsuits, or the claims of putative class members who subsequently filed individual EEOC charges after the denial of class status on March 31, 2005. 54 of those EEOC claimants filed lawsuits. Forty-three of those suits have been settled or dismissed. The settlement amount was not material to our financial position or results of operations. We are vigorously defending the remaining 11 lawsuits.

Although the gender class settlement was fully funded by the insurance carriers, those carriers reserved the right to seek a court ruling that a portion of the settlement was not covered under their policies, and also to dispute payment of certain defense costs incurred in that litigation. Insurance coverage litigation between us and one of our insurance carriers concerning these issues and insurance coverage for the individual lawsuits has been pending in Minnesota State Court. Recent court rulings have determined that the gender class settlement payment was appropriately covered under applicable policies, and that the insurance carrier has a duty to reimburse reasonable defense costs in the gender class action and all but two of the individual lawsuits, and to indemnify C.H. Robinson in all but two of the individual lawsuits. This ruling is subject to appeal.

With respect to the FLSA overtime claims, the judge issued an order granting in full our Motion to Decertify the FLSA collective action on September 26, 2006. The judge retained jurisdiction over the named plaintiffs’ FLSA overtime claims and dismissed the claims of the opt-in plaintiffs, without prejudice to their right to bring their own claims in separate lawsuits in appropriate venues. Approximately 525 of the dismissed opt-in plaintiffs either filed or joined in lawsuits asserting individual FLSA claims for failure to pay overtime. Approximately 37 of those individuals have filed voluntary dismissals of their claims. We have reached an agreement to settle all of the remaining lawsuits. This agreement was approved by the Court on February 20, 2008. The settlement amount was not material to our financial position or results of operations.

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock began trading on The NASDAQ National Market under the symbol “CHRW” on October 15, 1997.

The following table sets forth, for the periods indicated, the high and low sales prices of our Common Stock, as quoted on the NASDAQ National Market.

2007	High	Low
Fourth Quarter	$55.50	$45.01
Third Quarter	55.57	45.54
Second Quarter	58.19	47.39
First Quarter	54.67	42.11

2006	High	Low
Fourth Quarter	$45.67	$39.44
Third Quarter	55.18	41.75
Second Quarter	53.56	42.06
First Quarter	50.44	35.55

On February 25, 2008, the closing sales price per share of our Common Stock as quoted on the NASDAQ National Market was $53.02 per share. On February 25, 2008, there were approximately 221 holders of record and approximately 63,300 beneficial owners of our Common Stock.

During 1999, our Board of Directors authorized a stock repurchase program, allowing for the repurchase of 8,000,000 shares. We purchased approximately 3,221,300 shares of our Common Stock in 2007 under this program. There are no shares remaining for purchase under this program. During 2007, the Board of Directors authorized management to repurchase an additional 10,000,000 shares under the program. We purchased approximately 63,000 shares of our Common Stock in 2007 under this program. There are approximately 9,937,000 shares remaining for purchase under this program. We intend to fund any future repurchases with internally generated funds.

We declared quarterly dividends during 2006 for an aggregate of $.57 per share and quarterly dividends during 2007 for an aggregate of $.76 per share. We have declared a quarterly dividend of $.22 per share payable to shareholders of record as of March 7, 2008, payable on April 1, 2008. Our declaration of dividends is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon our results of operations, capital requirements and financial condition, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or continue to pay dividends on the shares of Common Stock in the future.

Participants in the Robinson Companies Retirement Plan may, among other investment options, elect to invest their contributions and all company matching contributions in shares of our Common Stock. When plan participants elect to invest plan contributions in shares of our Common Stock, the plan trustee, Wachovia, purchases shares of our Common Stock on the open market and holds those shares beneficially for plan participants. During the quarter ended December 31, 2007, plan participants elected to invest plan contributions in a total of approximately 27,542 shares of our Common Stock having an approximate aggregate purchase price of $1,491,000. Because participants may elect to invest plan contributions in shares of our Common Stock, the plan is required to be registered under the Securities Act of 1933. There is no exemption from registration under the Securities Act available for the plan. On November 12, 2003, we registered the plan pursuant to a Form S-8 filed with the Securities and Exchange Commission.

The following table provides information about purchases by the company during the quarter ended December 31, 2007 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/01/07-10/31/07	60,000	$49.53	60,000	10,755,500
11/01/07- 11/30/07	420,000	47.30	420,000	10,335,550
12/01/07- 12/31/07	400,000	53.08	400,000	9,935,500

Total:	880,000	$50.08	880,000	9,935,500

(1)	We repurchased an aggregate of 817,000 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February 1999 (the “Program”). After our Board of Directors approved extending the Program in May 2007, we also purchased 63,000 shares of our common stock pursuant to the Program.
(2)	In 1999, our Board of Directors approved the repurchase by us of up to an aggregate of 8,000,000 shares of our common stock pursuant to the Program. In 2007, our Board of Directors approved the repurchase by us of up to an aggregate of 10,000,000 shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our Board of Directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

The graph below compares the cumulative 5-year total return of holders of C.H. Robinson Worldwide, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Transportation index, and the S&P Midcap 400 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2002 to 12/31/2007.

	12/02	12/03	12/04	12/05	12/06	12/07
C.H. Robinson Worldwide, Inc.	100.00	122.70	181.78	245.20	274.32	368.48
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
S&P Midcap 400	100.00	135.62	157.97	177.81	196.16	211.81
NASDAQ Transportation	100.00	135.68	174.47	203.95	228.16	236.80

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

Selected consolidated financial and operating data on page 23 of the Annual Report is incorporated in this Form 10-K by reference. This information is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis on pages 24 through 34 of the Annual Report is incorporated in this Form 10-K by reference. This section is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about Market Risk on page 33 of the Annual Report is incorporated in this Form 10-K by reference. This section is also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto on pages 35 through 55 of the Annual Report are incorporated in this Form 10-K by reference. These financial statements are also included in Exhibit 13 to this Form 10-K, as filed with the SEC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 2006 and 2007, and through the date of this report, there were no disagreements with the independent public accountants on accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

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

(b) Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

During the third quarter, we acquired LXSI Services, Inc., which is not included in our assessment of the effectiveness of our internal control over financial reporting. As a result, management’s conclusion regarding the effectiveness of our internal control over financial reporting does not extend to this company.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, directors, and all other company employees performing similar functions. This code of ethics, which is part of our corporate compliance program, is posted on the Investors page of our website at www.chrobinson.com under the caption “Code of Ethics Reference Guide”.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plans

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders[1]	9,833,601	$14.80	16,853,727
Equity compensation plans not approved by security holders	—	—	—
Total	9,833,601	$14.80	16,853,727

1	Includes stock available for issuance under our Directors’ Stock Plan and our Employee Stock Purchase Plan, as well as options and restricted stock granted and shares that may become subject of future awards under our 1997 Omnibus Stock Plan. Specifically, 35,479 shares remain available under our Directors’ Stock Plan and 5,509,510 shares remain available under our Employee Stock Purchase Plan, and 4,288,612 options remain outstanding for future exercise. Under our 1997 Omnibus Stock Plan, 11,308,738 shares may become subject of future awards in the form of stock option grants or the issuance of restricted stock.

(b) Security Ownership

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated in this Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading “Related Party Transactions” in the Proxy Statement is incorporated in this Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Proposal Two: Selection of Independent Auditors” in the Proxy Statement is incorporated in this Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements.

Our consolidated financial statements listed below on pages 35 through 52 of the Annual Report are incorporated in this Form 10-K by reference. These financial statements are included in Exhibit 13 to this Form 10-K, as filed with the SEC.

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Stockholders’ Investment for the years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005

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

(3) Index to Exhibits

See Exhibit Index on page 24 for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document. We will furnish to a security holder upon request a copy of any Exhibit at no cost.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

Report on Form 8-K, dated October 9, 2007, this report contained information regarding our announcement that our Board of Directors elected effective September 30, 2007, a new director, Steve Polacek.

Report on Form 8-K, dated October 23, 2007, filed in connection with our release of earnings for the three months ended September 30, 2007.

Report on Form 8-K, dated November 8, 2007, announced that its Board of Directors today declared an increase to the regular quarterly cash dividend from 18 cents ($0.18) per share to 22 cents ($0.22) per share, payable on January 2, 2008, to shareholders of record on December 7, 2007.

(c) See Item 15(a)(3) above.

(d) See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on February 29, 2008.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Linda U. Feuss
Linda U. Feuss
Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2008.

Signature	Title

/s/ John P. Wiehoff	Chief Executive Officer and Chairman of the Board
John P. Wiehoff	(Principal Executive Officer)

/s/ Chad M. Lindbloom	Senior Vice President and Chief Financial Officer
Chad M. Lindbloom	(Principal Financial Officer and Principal Accounting Officer)

*	Director
Steven L. Polacek

*	Director
ReBecca Koenig Roloff

*	Director
Robert Ezrilov

*	Director
Gerald A. Schwalbach

*	Director
Wayne M. Fortun

*	Director
Brian P. Short

*	Director
Michael W. Wickham

*	Director
Kenneth E Keiser

* By:	/s/ Linda U. Feuss
Linda U. Feuss
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

C.H. Robinson Worldwide, Inc.

Eden Prairie, Minnesota

We have audited the consolidated financial statements of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 29, 2008 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in the Company’s method of accounting for income taxes by adopting Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No 109, as discussed in Note 2 to the consolidated financial statements); such consolidated financial statements and reports are included in your 2007 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Minneapolis, Minnesota

February 29, 2008

Schedule II. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

The transactions in the allowance for doubtful accounts for the years ended December 31, 2007, 2006, and 2005 were as follows (in thousands):

	December 31, 2007	December 31, 2006	December 31, 2005
Balance, beginning of year	$29,033	$29,439	$25,204
Provision	6,745	7,084	8,878
Write-offs	(7,755)	(7,490)	(4,643)

Balance, end of year	$28,023	$29,033	$29,439

Index to Exhibits

Number	Description
*3.1	Certificate of Incorporation of the Company

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.1	Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.2	Amended and Restated Rights Agreement between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 10, 2007)

†10.1	1997 Omnibus Stock Plan (as amended May 18, 2006) (Incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on April 6, 2006)

†10.2	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.3	C.H. Robinson Worldwide, Inc. Directors’ Stock Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

*10.4	Form of Management-Employee Agreement (Key Employee)

*10.5	Form of Management Confidentiality and Noncompetition Agreement

10.6	Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.7	Management Bonus Plan (Incorporated by reference to Appendix B to the Proxy Statement on Form DEF 14A filed on April 15, 2005)

†10.8	Management Bonus Plan (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

†10.9	Robinson Companies Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-47080 filed on September 29, 2000)

10.10	Robinson Companies Nonqualified Deferred Compensation Plan Trust Agreement, dated January 1, 2001, by and between C. H. Robinson Worldwide, Inc. and American Express Trust Company (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

†10.11	Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C. H. Robinson Worldwide, Inc. and John P. Wiehoff (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

†10.12	Form of Restricted Stock Award for U.S. Managerial Employees (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

*13	Selected pages of the Company’s Annual Report to Stockholders for the year ended December 31, 2007

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*24	Powers of Attorney

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Description
*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report
*	Filed herewith