Form 10-Q
period 2008-03-31
C H ROBINSON WORLDWIDE INC
filed 2008-05-12
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2008, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 170,668,227.

C.H. ROBINSON WORLDWIDE, INC.

FORM 10-Q

For the Quarter Ended March 31, 2008

PART I—FINANCIAL INFORMATION

ITEM  1. Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$379,846	$338,885
Available-for-sale securities	34,888	115,842
Receivables, net of allowance for doubtful accounts of $29,473 and $28,023	1,006,355	911,780
Deferred tax asset	5,098	7,184
Prepaid expenses and other	25,681	15,465

Total current assets	1,451,868	1,389,156
PROPERTY AND EQUIPMENT, net	102,164	101,665
GOODWILL	279,366	278,739
INTANGIBLE AND OTHER ASSETS, net	40,388	41,747

Total assets	$1,873,786	$1,811,307

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable and outstanding checks	$672,623	$618,195
Accrued expenses:
Compensation and profit-sharing contribution	41,262	101,926
Income taxes and other	68,853	37,498

Total current liabilities	782,738	757,619
LONG TERM LIABILITIES:
Non current income taxes payable	11,048	10,223
Nonqualified deferred compensation obligation	1,062	1,216

Total liabilities	794,848	769,058

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 174,208 and 174,221 shares issued, 170,668 and 170,822 shares outstanding	17,066	17,082
Retained earnings	1,051,639	1,002,964
Additional paid-in capital	186,518	190,320
Accumulated other comprehensive income	2,602	263
Treasury stock at cost (3,540 and 3,384 shares)	(178,887)	(168,380)

Total stockholders’ investment	1,078,938	1,042,249

Total liabilities and stockholders’ investment	$1,873,786	$1,811,307

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
GROSS REVENUES:
Transportation	$1,641,612	$1,300,418
Sourcing	331,297	308,297
Information Services	12,303	10,610

Total gross revenues	1,985,212	1,619,325
COST OF TRANSPORTATION, PRODUCTS AND HANDLING:
Transportation	1,342,939	1,037,991
Sourcing	304,244	284,404

Total cost of transportation, products and handling	1,647,183	1,322,395

GROSS PROFITS	338,029	296,930
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Personnel expenses	153,754	141,776
Other selling, general, and administrative expenses	48,198	39,965

Total selling, general, and administrative expenses	201,952	181,741

INCOME FROM OPERATIONS	136,077	115,189
INVESTMENT AND OTHER INCOME	2,474	3,596

INCOME BEFORE PROVISION FOR INCOME TAXES	138,551	118,785
PROVISION FOR INCOME TAXES	52,233	45,820

NET INCOME	86,318	72,965
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment and other	2,339	1,104

COMPREHENSIVE INCOME	$88,657	$74,069

BASIC NET INCOME PER SHARE	$0.51	$0.43

DILUTED NET INCOME PER SHARE	$0.50	$0.42

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	169,858	171,183
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	4,170	3,705

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	174,028	174,888

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$86,318	$72,965
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	8,255	12,197
Depreciation and amortization	7,663	6,552
Provision for doubtful accounts	2,713	2,011
Other non-cash expense	889	2,443
Changes in operating elements:
Receivables	(97,455)	(38,924)
Prepaid expenses and other	(10,264)	(8,576)
Accounts payable and outstanding checks	54,535	43,736
Accrued compensation and profit-sharing contribution	(59,102)	(61,854)
Accrued income taxes and other	32,180	24,629

Net cash provided by operating activities	25,732	55,179

INVESTING ACTIVITIES
Purchases of property and equipment	(5,928)	(10,038)
Purchases of available-for-sale-securities	(99,944)	(37,322)
Sales/maturities of available-for-sale-securities	181,254	35,933
Cash paid for acquisitions	—	(9,261)
Other	500	167

Net cash provided by (used for) investing activities	75,882	(20,521)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	10,046	9,408
Repurchase of common stock	(41,893)	(32,054)
Excess tax benefit on stock-based compensation plans	7,711	5,630
Cash dividends	(37,996)	(31,348)

Net cash used for financing activities	(62,132)	(48,364)

Effect of exchange rates on cash	1,479	1,104
Net increase/(decrease) in cash and cash equivalents	40,961	(12,602)
CASH AND CASH EQUIVALENTS, beginning of period	338,885	348,592

CASH AND CASH EQUIVALENTS, end of period	$379,846	$335,990

See accompanying notes.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of multimodal transportation services and logistics solutions through a network of 220 branch offices operating in North America, Europe, Asia, and South America. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the entire year.

Consistent with SEC rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read the condensed consolidated financial statements and related notes in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2007.

2. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. We adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities. SFAS No. 157 did not have any impact on our financial statements. We use significant other observable inputs (level 2) to value our available-for-sale securities. The fair market value of such instruments is $34.9 million as of March 31, 2008.

In February 2008, the FASB issued Staff Position 157-2 which is a partial deferral of the effective date of SFAS No. 157 as it relates to non-financial assets and liabilities. With respect to non-financial assets and liabilities, SFAS No. 157 is effective for us starting in fiscal 2009. We have not determined the impact, if any, the adoption of this statement as it pertains to non-financial assets and liabilities will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. We adopted SFAS No. 159 on January 1, 2008. We have elected not to report any financial assets or liabilities at fair value under SFAS No. 159.

In December 2007 the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for us as of January 1, 2009. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R may have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we complete after the effective date.

3. Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the period ended March 31, 2008 is as follows (in thousands):

Balance December 31, 2007	$278,739
Purchase price adjustment	(399)
Foreign currency translation	1,026

Balance March 31, 2008	$279,366

A summary of our other intangible assets is as follows (in thousands):

	March 31, 2008	December 31, 2007
Gross	$29,211	$29,211
Accumulated amortization	(16,213)	(14,741)

Net	$12,998	$14,470

Other intangible assets consist primarily of customer lists and non-compete agreements.

Amortization expense for the three months ended March 31, 2008 and 2007 for other intangible assets was $1.5 million and $1.4 million. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at March 31, 2008 is as follows (in thousands):

Remainder of 2008	$4,273
2009	5,570
2010	1,981
2011	1,001
2012	173

Total	$12,998

4. Litigation

As we previously disclosed, certain gender discrimination class claims were settled in 2006. The settlement was within our insurance coverage limits, and was fully funded by insurance.

Although the gender class settlement was fully funded by insurance, those insurers reserved the right to seek a court ruling that a portion of the settlement was not covered under their policies, and also to dispute payment of certain defense costs incurred in that litigation. Insurance coverage litigation between us and one of our insurance carriers concerning these issues and insurance coverage for individual lawsuits that were not part of the class settlement has been pending in Minnesota State Court. Recent court rulings have determined that the gender class settlement payment was appropriately covered under applicable policies, and that the insurance carrier has a duty to reimburse reasonable defense costs in the gender class action and all but two of the individual lawsuits, and to indemnify C.H. Robinson in all but two of the individual lawsuits. This ruling is subject to appeal.

The settlement of the gender discrimination class claims did not include claims of putative class members who subsequently filed individual Equal Employment Opportunity Commission (EEOC) charges after the denial of class status. 54 of those EEOC claimants filed lawsuits. 41 of those suits have been settled or dismissed. The settlement amounts were not material to our financial position or results of operations. We are vigorously defending the remaining 13 lawsuits.

The settlement of the gender discrimination class claims did not include certain Fair Labor Standard Act (FLSA) overtime claims, which we have previously disclosed. The judge issued an order granting in full our Motion to Decertify the FLSA collective action. Approximately 525 of the dismissed opt-in plaintiffs either filed or joined in lawsuits asserting individual FLSA claims for failure to pay overtime. Approximately 37 of those individuals filed voluntary dismissals of their claims. We have settled all of the remaining lawsuits. The settlement amount was not material to our financial position or results of operations.

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

5. Stock-based Compensation

We account for share-based compensation in accordance with SFAS No. 123R, Share Based Payment. Under this standard, the fair value of each share-based payment award is established on the date of grant. For grants of restricted shares and restricted units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts are calculated using the Black-Scholes option pricing model. For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

Our net income for the three months ended March 31, 2008 includes $8.3 million of net compensation related to stock-based compensation arrangements. Our net income for the three months ended March 31, 2007 includes $12.2 million of net compensation costs related to stock-based compensation arrangements.

As of March 31, 2008, there was a total of $41.9 million of unrecognized compensation costs associated to our stock-based compensation plans. Nearly all of the unrecognized costs related to our restricted stock are subject to vesting based on company performance over a period of five years.

Stock Award Plans - Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 28,000,000 shares can be granted under this plan; approximately 11,400,000 shares were available for stock awards as of March 31, 2008, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Restricted Stock Awards - We have awarded to certain key employees and non-employee directors restricted shares and restricted units, which are subject to certain vesting requirements based on the operating performance of the company over a five year period. The awards also contain restrictions on the awardees’ ability to sell or transfer vested shares or units for a specified period of time. The fair value of these shares is established based on the market price on the date of grant discounted for post-vesting holding restrictions. The discount has ranged from 12% to 17 % based on the different post-vesting holding restrictions. These grants are being expensed over the vesting period based on the terms of the awards.

We have also awarded to certain key employees restricted shares and units that vest primarily based on the employees’ continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed over the vesting period of the award.

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

Employee Stock Purchase Plan – Our 1997 Employee Stock Purchase Plan allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of the quarter, discounted by 15%. Shares are freely tradable immediately. Employees purchased approximately 96,000 shares of our common stock at an aggregate cost of $4.4 million during the quarter ended March 31, 2008.

6. Income Taxes

C.H. Robinson Worldwide, Inc. and its 80% (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2003.

Our effective income tax rate was 37.7% for the first quarter of 2008 and 38.6% for the first quarter of 2007. The state of Illinois, where we have a significant number of employees and operations, changed the way it was apportioning taxable income. This change resulted in a decrease in our consolidated effective tax rate of approximately 0.75%. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes.

Forward-looking Information

Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events and by their nature involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in market demand and pricing for our services, the impact of competition, changes in relationships with our customers, freight levels and our ability to source capacity to transport freight, our ability to source produce, the risks associated with litigation and insurance coverage, our ability to integrate acquisitions, the impacts of war, the risks associated with operations outside the United States, risks associated with the produce industry, including food safety and contamination issues, and changing economic conditions. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007, filed on February 29, 2008.

Overview

Our Company

We are a global provider of multimodal transportation services and logistics solutions, operating through a network of branch offices in North America, Europe, Asia, and South America. We are a non-asset based transportation provider, meaning we do not own the transportation equipment that is used to transport our customers’ freight. We work with approximately 48,000 transportation companies worldwide, and through those relationships we select and hire the appropriate transportation providers to meet our customers’ needs. As an integral part of our transportation services, we provide a wide range of value added logistics services, such as supply chain analysis, freight consolidation, core carrier program management, and information reporting.

In addition to multimodal transportation services, we have two other logistics business lines: fresh produce sourcing and fee-based information services. Our Sourcing business is the buying, selling, and marketing of fresh produce. We purchase fresh produce through our network of produce suppliers and sell it to retail grocers and restaurant chains, produce wholesalers, and foodservice distributors. In many cases, we also arrange the transportation of the produce we sell through our relationships with specialized transportation companies. Our Information Services business is our subsidiary, T-Chek Systems, Inc., which provides a variety of management and information services to motor carrier companies and to fuel distributors. Those services include funds transfer, driver payroll services, fuel management services, permit procurement, and fuel and use tax reporting.

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

We keep our business model as variable as possible to allow us to be flexible and adapt to changing economic and industry conditions. We buy most of our transportation capacity and produce on a spot-market basis. We also keep our personnel and other operating expenses as variable as possible. Compensation, our largest operating expense, is performance-oriented and, for most employees in the branch network, based on the profitability of their individual branch office.

In addition, we do not have pre-committed targets for headcount growth. Our personnel decisions are decentralized. Our branch managers determine the appropriate number of employees for their offices, within productivity guidelines, based on their branch’s volume of business. This helps keep our personnel expense as variable as possible with the business.

Our Branch Network

Our branch network is a major competitive advantage. Building local customer and carrier relationships has been an important part of our success, and our worldwide network of offices supports our core strategy of serving customers locally, nationally, and globally. Our branch offices help us penetrate local markets, provide face-to-face service when needed, and recruit contract carriers. Our branch network also gives us knowledge of local market conditions, which is important in the transportation industry because it is so dynamic and market-driven.

Our branches work together to complete transactions and collectively meet the needs of our customers. In 2007, approximately 30% of our truckload shipments were shared transactions between branches. For many of our significant customer relationships, we coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. In addition, our methodology of providing services is very similar across all branches. Our North American branches have a common technology platform that they use to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction.

We are planning to open five to ten branches during 2008, two of which were opened during the first quarter. Because we usually open new offices with only two or three employees, we do not expect them to make a material contribution to our financial results in the first few years of their operation.

Our People

Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people. Our headcount grew by 173 employees during the first quarter of 2008. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our sales employees more service-oriented, focused, and creative. In 2003, we implemented a restricted stock program to better align our key employees with the interests of our shareholders, and to motivate and retain them for the long term. These restricted stock awards vest over a five year period based on the performance of the company, and have been awarded annually since 2003.

Our Customers

We work with approximately 29,000 customers. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very diverse. In 2007, our top 100 customers represented approximately 32% of our total gross profits, and our largest customer was approximately 3% of our total gross profits.

Our Carriers

Our carrier base includes motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. In 2007, we increased our carrier base to approximately 48,000. While our volume with many of these new providers may still be small, we believe the growth in our contract carrier network shows that new transportation providers continue to enter the industry, and that we are well positioned to continue to meet our customers’ needs. Approximately 75% of our truckload shipments in 2007 were transported by motor carriers that had fewer than 100 tractors. In our truckload business, no single carrier represents more than 1% of our carrier capacity.

Our Goals

Since we became a publicly-traded company in 1997, our long-term compounded annual growth target has been 15% for gross profits, income from operations, and earnings per share. This goal was based on an analysis of our performance in the previous twenty years, during which our compounded annual growth rate was 15%. Although there have been periods where we have not achieved these goals, since 1997 on a compounded basis we have exceeded this growth goal in all three categories.

Our expectation is that over time, we will continue to achieve our long-term target of 15% growth, but that we will have periods in which we exceed that goal and periods in which we fall short. We expect to reach our long-term growth primarily through internal growth but acquisitions that fit our growth criteria and culture may also augment our growth. In the first quarter of 2008, our gross profits grew 13.8% to $338.0 million. We exceeded our long-term growth goal in income from operations, and earnings per share. Our income from operations increased 18.1% to $136.1 million and our diluted earnings per share increased 19.0% to $0.50.

Results of Operations

The following table sets forth our gross profit margins, or gross profit as a percentage of gross revenues, between services and products:

	Three Months Ended March 31,
	2008	2007
Transportation	18.2%	20.2%
Sourcing	8.2	7.7
Information Services	100.0	100.0

Total	17.0%	18.3%

The following table summarizes our gross profits by service line:

	Three Months Ended March 31,
	2008	2007	% change
Gross profits (in thousands):
Transportation
Truck	$259,323	$229,139	13.2%
Intermodal	9,178	9,380	(2.2)
Ocean	12,255	9,246	32.5
Air	8,050	6,834	17.8
Miscellaneous	9,867	7,828	26.0

Total transportation	298,673	262,427	13.8
Sourcing	27,053	23,893	13.2
Information Services	12,303	10,610	16.0

Total	$338,029	$296,930	13.8%

The following table represents certain statement of operations data, shown as percentages of our gross profits:

	Three Months Ended March 31,
	2008	2007
Gross profits	100.0%	100.0%
Selling, general, and administrative expenses:
Personnel expenses	45.5	47.7
Other selling, general, and administrative expenses	14.2	13.5

Total selling, general, and administrative expenses	59.7	61.2

Income from operations	40.3	38.8
Investment and other income	0.7	1.2

Income before provision for income taxes	41.0	40.0
Provision for income taxes	15.5	15.4

Net income	25.5%	24.6%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

REVENUES. Total Transportation gross profits increased 13.8% to $298.7 million in the first quarter of 2008 from $262.4 million in the first quarter of 2007. Our Transportation gross profit margin decreased to 18.2% in 2008 from 20.2% in 2007 due to gross profit margin declines in several of our transportation modes.

Our truck gross profits consist of truckload and less-than-truckload (“LTL”) services. Our truck gross profit growth of 13.2% in the first quarter of 2008 was driven by volume growth, offset by declines in our truckload gross profit margins. Our truckload volumes increased approximately 15%. Including fuel, our truckload rates increased approximately 8%; excluding estimated impacts of fuel, underlying linehaul rates decreased approximately 2%. Our truckload gross profit margins declined due to higher fuel prices and declining truckload rates. Our LTL shipments increased approximately 30%. Our LTL gross profit margins were consistent with the first quarter of 2007.

Our intermodal gross profit decrease of 2.2% in the first quarter was due to a decline in our gross profit margins, partially offset by a double-digit increase in volumes. Our gross profit margin decline was due to a change in our mix of business from higher-margin, transactional opportunities to more contractual intermodal business, and also increased cost of capacity in certain lanes.

The increase of 32.5% in our ocean transportation gross profits in the first quarter of 2008 was driven by double-digit volume growth and price increases, offset partially by a decline in gross profit margins. Our volume growth was driven in part by project-based business.

In our air transportation business, approximately two-thirds of our gross profit growth of 17.8% in the first quarter of 2008 came from our domestic air business, which includes our previously-disclosed acquisition of LXSI Services Inc. on July 13, 2007.

Miscellaneous transportation gross profits consist primarily of transportation management fees and customs brokerage fees. The increase of 26.0% in the first quarter was driven primarily by volume growth in transportation management.

For the first quarter, Sourcing gross profits increased 13.2% to $27.1 million in 2008 from $23.9 million in 2007, due to higher volumes and an increase in our gross profit margin. We continued to have success growing our business with retailers and foodservice providers.

Our Information Services gross profits grew 16.0% in the first quarter of 2008. Our growth was driven by volume growth in our core fuel card and cash advance services and an increase in our revenue per transaction, due to the price of fuel. With certain merchants our fee is based on a percentage of the sale amount. Approximately one-third of the growth was related to other services, such as fleet card and carrier compliance services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. For the first quarter, operating expenses increased 11.1% to $202.0 million in 2008 from $181.7 million in 2007. As a percentage of gross profits, total operating expenses decreased to 59.7% in the first quarter of 2008 from 61.2% in the first quarter of 2007. This decrease was due to a decline in personnel expenses as a percentage of gross profits from 47.7% to 45.5%, offset partially by an increase in our other selling, general, and administrative expenses as a percentage of gross profits.

Personnel expenses increased by 8.4% to $153.8 million for the three months ended March 31, 2008. Personnel expenses account for nearly 80% of our total selling, general, and administrative expenses. Expenses related to our restricted stock program and various other incentive plans are variable, based on growth in our earnings. Our slower earnings growth in the first quarter of 2008 compared to the first quarter of 2007 resulted in a decrease in expense related to some of these incentive plans. This contributed to our personnel expenses growing slower than our gross profits. Our current expectation is that we will grant additional restricted stock which will begin vesting in 2009. It is likely that these awards will increase our personnel expenses as a percentage of gross profits in future periods.

Other selling, general, and administrative expenses for the three months ended March 31, 2008 were $48.2 million, an increase of 20.6% from $40.0 million in 2007. As a percentage of gross profits, other selling, general, and administrative expenses increased to 14.2% compared to 13.5% in 2007. The increase in our selling, general, and administrative expenses was driven by increased spending in most expense categories, including occupancy and travel, to support our future plans.

INCOME FROM OPERATIONS. Income from operations increased 18.1% to $136.1 million for the three months ended March 31, 2008. This increase was primarily driven by the growth in our gross profits. Income from operations as a percentage of gross profits was 40.3% and 38.8% for the three months ended March 31, 2008 and the three months ended March 31, 2007.

INVESTMENT AND OTHER INCOME. Investment and other income decreased 31.2% to $2.5 million for the three months ended March 31, 2008. During 2007 and through part of January 2008, we did have auction rate security investments. We were able to exit those investments at par and do not have any concerns around liquidity or valuation of our investments. However, with lower short-term market rates on all investments and as a result of concentrating the majority of our cash in money markets for most of the first quarter, our yields were significantly less than a year ago.

PROVISION FOR INCOME TAXES. Our effective income tax rate was 37.7% for the first quarter of 2008 and 38.6% for the first quarter of 2007. The state of Illinois, where we have a significant number of employees and operations, changed the way it was apportioning taxable income. This change resulted in a decrease in our overall effective tax rate of approximately 0.75%. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

NET INCOME. Net income increased 18.3% to $86.3 million for the three months ended March 31, 2008. Basic net income per share increased 18.6% to $0.51 for the three months ended March 31, 2008. Diluted net income per share increased 19.0% to $0.50 for the three months ended March 31, 2008.

Liquidity and Capital Resources

We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $379.8 million and $336.0 million as of March 31, 2008 and 2007. Available-for-sale securities consisting primarily of highly liquid investments totaled $34.9 million and $126.8 million as of March 31, 2008 and 2007. Working capital at March 31, 2008 and 2007 was $669.1 million and $603.2 million.

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

CASH FLOW FROM OPERATING ACTIVITIES. Our cash generated from operations in the first three months of 2008 was $25.7 million compared to $55.2 million for the first three months of 2007. The decline in cash flow from operating activities was primarily driven by an increase in accounts receivable and slower growth in accounts payable. Accounts receivable increased by $94.6 million from December 31, 2007 to March 31, 2008. Our accounts receivable balance increased due to a significant increase in our gross revenues, which was primarily due to higher fuel prices, increased volumes, and slightly slower payments by our customers. Our accounts payable grew at a slower rate due to increased cash advances to carriers. Upon request, we will advance a portion of payment to certain qualified carriers while they are in transit. Our cash advances during the first quarter of 2008 increased due to higher fuel prices.

CASH FLOW FROM INVESTING ACTIVITIES. We generated $75.9 million and used $20.5 million of cash flow for investing activities during the three months ended March 31, 2008 and 2007. Our investing activities consist primarily of capital expenditures and sales, maturities, and purchases of available-for-sale securities.

We used $6.0 million and $10.0 million of cash for capital expenditures during the three months ended March 31, 2008 and 2007.

We also generated $81.3 million and used $1.4 million of cash from sales and maturities of available-for-sale securities during the three months ended March 31, 2008 and 2007. During the first quarter of 2008, we sold all of our auction rate securities and invested the majority of our proceeds in money market funds.

CASH FLOW FROM FINANCING ACTIVITIES. We used $62.1 million and $48.4 million of cash flow for financing activities during the three months ended March 31, 2008 and 2007. This was primarily quarterly dividends and share repurchases.

We used $38.0 million and $31.3 million to pay cash dividends during the three months ended March 31, 2008 and 2007, with the increase in 2008 due to a 22% increase in our quarterly dividend rate from $0.18 per share in 2007 to $0.22 per share in 2008.

We also used $41.9 million and $32.1 million of cash flow for share repurchases during the three months ended March 31, 2008 and 2007. The increase in 2008 was due to an increase in the number of shares repurchased and an increase in the stock price related to those purchases. We believe that the current authorization will allow us to continue our variable share repurchase activities for several years. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions. We also had proceeds of $10.0 million and $9.4 million from stock issued for compensation plans during the year.

We have 3.5 million euros available under a line of credit at an interest rate of Euribor plus 45 basis points (4.81% at March 31, 2008). This discretionary line of credit has no expiration date. As of March 2008 and 2007, the outstanding balance was zero. Our credit agreement contains certain financial covenants but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of March 31, 2008.

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

Critical Accounting Policies

Our condensed consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2007, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of our critical accounting policies and estimates.

REVENUE RECOGNITION. Gross revenues consist of the total dollar value of goods and services purchased from us by customers. Gross profits are gross revenues less the direct costs of transportation, products, and handling. We act principally as the service provider for these transactions and recognize revenue as these services are rendered or goods are delivered. At that time, our obligations to the transactions are completed and collection of receivables is reasonably assured. Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, establishes the criteria for recognizing revenues on a gross or net basis. Most transactions in our Transportation and Sourcing businesses are recorded at the gross amount we charge our customers for the service we provide and goods we sell. In these transactions, we are the primary obligor, we are a principal to the transaction, we have all credit risk, we maintain substantially all risks and rewards, we have discretion to select the supplier, and we have latitude in pricing decisions.

Additionally, in our Sourcing business, we take loss of inventory risk during shipment and have general inventory risk. Certain transactions in customs brokerage, transportation management, and all transactions in Information Services are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.

VALUATIONS FOR ACCOUNTS RECEIVABLE. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $29.5 million as of March 31, 2008, increased compared to the allowance of $28.0 million as of December 31, 2007. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

GOODWILL. We manage and report our operations as one operating segment. Our branches represent a series of components that are aggregated for the purpose of evaluating goodwill for impairment on an enterprise-wide basis. In the case where we have an acquisition that we feel has not yet become integrated into our branch network component, we will evaluate the impairment of any goodwill related to that specific acquisition and its results.

STOCK-BASED COMPENSATION. We account for share-based compensation in accordance with SFAS No. 123R, Share Based Payment. Under this standard, the fair value of each share-based payment award is established on the date of grant. For grants of restricted shares and restricted units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts have varied from 12% to 17% and are calculated using the Black-Scholes option pricing model. For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had approximately $414.7 million of cash and investments on March 31, 2008, consisting of $379.8 million of cash and cash equivalents and $34.9 million of available-for-sale securities. The cash equivalents are money market securities and high quality bonds from domestic issuers. All of our available-for-sale securities are high-quality bonds. Because of the credit risk criteria of our investment policies, the primary market risks associated with these investments are interest rate and liquidity risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investments. Because the cash and cash equivalents and available for sales securities are either money market funds or high quality bonds from domestic issues, we believe that our current liquidity risks are immaterial.

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

There were no changes that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the company’s internal control over financial reporting.

As previously announced, we acquired LSXI during the third quarter of 2007. We have not fully evaluated any changes in internal control over financial reporting associated with this acquisition and therefore any material changes that may result from this acquisition have not been disclosed in this report. We intend to disclose all material changes resulting from this acquisition within or prior to the time our first annual assessment of internal control over financial reporting that is required to include this entity.

The results reported in this quarterly report include those of LSXI acquired in July 2007. This acquisition added less than $0.01 to our diluted earnings per share for the quarter.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

As we previously disclosed, certain gender discrimination class claims were settled in 2006. The settlement was within our insurance coverage limits, and was fully funded by insurance.

Although the gender class settlement was fully funded by insurance, those insurers reserved the right to seek a court ruling that a portion of the settlement was not covered under their policies, and also to dispute payment of certain defense costs incurred in that litigation. Insurance coverage litigation between us and one of our insurance carriers concerning these issues and insurance coverage for individual lawsuits that were not part of the class settlement has been pending in Minnesota State Court. Recent court rulings have determined that the gender class settlement payment was appropriately covered under applicable policies, and that the insurance carrier has a duty to reimburse reasonable defense costs in the gender class action and all but two of the individual lawsuits, and to indemnify C.H. Robinson in all but two of the individual lawsuits. This ruling is subject to appeal.

The settlement of the gender discrimination class claims did not include claims of putative class members who subsequently filed individual Equal Employment Opportunity Commission (EEOC) charges after the denial of class status. 54 of those EEOC claimants filed lawsuits. 41 of those suits have been settled or dismissed. The settlement amounts were not material to our financial position or results of operations. We are vigorously defending the remaining 13 lawsuits.

The settlement of the gender discrimination class claims did not include certain Fair Labor Standard Act (FLSA) overtime claims, which we have previously disclosed. The judge issued an order granting in full our Motion to Decertify the FLSA collective action. Approximately 525 of the dismissed opt-in plaintiffs either filed or joined in lawsuits asserting individual FLSA claims for failure to pay overtime. Approximately 37 of those individuals filed voluntary dismissals of their claims. We have settled all of the remaining lawsuits. The settlement amount was not material to our financial position or results of operations.

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the company during the quarter ended March 31, 2008 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/1/08-1/31/08	—	$—	—	9,935,500
2/1/08-2/29/08	380,000	$53.88	380,000	9,555,500
3/1/08-3/31/08	400,000	$53.55	400,000	9,155,500

Total:	780,000	$53.71	780,000	9,155,500

(1)	We repurchased an aggregate of 780,000 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February 1999.
(2)	Our Board of Directors approved a company repurchase of up to an aggregate of 8,000,000 shares of our common stock pursuant to the repurchase program. In May 2007, our Board of Directors approved an additional purchase of 10,000,000 shares of our common stock. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

We filed a report on Form 8-K January 29, 2008; this report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of our earnings release for the quarter and year ended December 31, 2007.

We filed a report on Form 8-K on February 14, 2008; this report contained information regarding our announcement that our Board of Directors declared a regular quarterly cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By	/s/ Chad M. Lindbloom
Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)