Form 10-Q
period 2008-06-30
C H ROBINSON WORLDWIDE INC
filed 2008-08-11
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of August 5, 2008, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 170,014,467.

C.H. ROBINSON WORLDWIDE, INC.

FORM 10-Q

For the Quarter Ended June 30, 2008

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$318,713	$338,885
Available-for-sale securities	38,738	115,842
Receivables, net of allowance for doubtful accounts of $30,478 and $28,023	1,148,727	911,780
Deferred tax asset	3,292	7,184
Prepaid expenses and other	20,426	15,465

Total current assets	1,529,896	1,389,156
PROPERTY AND EQUIPMENT, net	101,520	101,665
GOODWILL	289,024	278,739
INTANGIBLE AND OTHER ASSETS, net	35,684	41,747

Total assets	$1,956,124	$1,811,307

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable and outstanding checks	$758,009	$618,195
Accrued expenses:
Compensation and profit-sharing contribution	58,543	101,926
Income taxes and other	33,103	37,498

Total current liabilities	849,655	757,619
LONG TERM LIABILITIES:
Non current income taxes payable	10,918	10,223
Nonqualified deferred compensation obligation	1,054	1,216

Total liabilities	861,627	769,058

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 174,203 and 174,221 shares issued, 170,218 and 170,822 shares outstanding	17,021	17,082
Retained earnings	1,104,182	1,002,964
Additional paid-in capital	178,731	190,320
Accumulated other comprehensive income	6,248	263
Treasury stock at cost (3,987 and 3,384 shares)	(211,685)	(168,380)

Total stockholders’ investment	1,094,497	1,042,249

Total liabilities and stockholders’ investment	$1,956,124	$1,811,307

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
GROSS REVENUES
Transportation	$1,927,354	$1,511,173	$3,568,966	$2,811,591
Sourcing	380,933	357,062	712,230	665,359
Information Services	13,419	11,491	25,722	22,101

Total gross revenues	2,321,706	1,879,726	4,306,918	3,499,051
COST OF TRANSPORTATION, PRODUCTS AND HANDLING
Transportation	1,629,872	1,240,085	2,972,811	2,278,076
Sourcing	350,648	328,743	654,892	613,147

Total cost of transportation, products and handling	1,980,520	1,568,828	3,627,703	2,891,223

GROSS PROFITS	341,186	310,898	679,215	607,828
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Personnel expenses	146,521	141,231	300,275	283,007
Other selling, general, and administrative expenses	50,159	39,873	98,357	79,838

Total selling, general, and administrative expenses	196,680	181,104	398,632	362,845

INCOME FROM OPERATIONS	144,506	129,794	280,583	244,983
INVESTMENT AND OTHER INCOME	1,709	3,430	4,183	7,026

INCOME BEFORE PROVISION FOR INCOME TAXES	146,215	133,224	284,766	252,009
PROVISION FOR INCOME TAXES	55,797	50,925	108,030	96,745

NET INCOME	90,418	82,299	176,736	155,264
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	3,646	806	5,985	1,910

COMPREHENSIVE INCOME	$94,064	$83,105	$182,721	$157,174

BASIC NET INCOME PER SHARE	$0.53	$0.48	$1.04	$0.91

DILUTED NET INCOME PER SHARE	$0.52	$0.47	$1.02	$0.89

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	169,731	170,942	169,794	171,062
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	3,752	3,258	3,953	3,663

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	173,483	174,200	173,747	174,725

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$176,736	$155,264
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	12,596	23,988
Depreciation and amortization	15,370	13,162
Provision for doubtful accounts	5,658	3,562
Other non-cash expense (income)	5,559	(6,261)
Changes in operating elements:
Receivables	(242,772)	(119,453)
Prepaid expenses and other	(5,010)	(8,026)
Accounts payable and outstanding checks	139,852	74,708
Accrued compensation and profit-sharing contribution	(41,104)	(39,516)
Accrued income taxes and other	(3,700)	(1,775)

Net cash provided by operating activities	63,185	95,653

INVESTING ACTIVITIES
Purchases of property and equipment	(11,053)	(23,501)
Purchases of available-for-sale-securities	(110,317)	(85,725)
Sales/maturities of available-for-sale-securities	187,777	79,131
Cash paid for acquisitions	(9,915)	(9,261)
Other	651	(53)

Net cash provided by (used for) investing activities	57,143	(39,409)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	17,120	12,426
Repurchase of common stock	(95,468)	(78,091)
Excess tax benefit on stock-based compensation plans	8,506	10,336
Cash dividends	(75,803)	(62,724)

Net cash used for financing activities	(145,645)	(118,053)

Effect of exchange rates on cash	5,145	1,909
Net (decrease) in cash and cash equivalents	(20,172)	(59,900)
CASH AND CASH EQUIVALENTS, beginning of period	338,885	348,592

CASH AND CASH EQUIVALENTS, end of period	$318,713	$288,692

See accompanying notes.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of multimodal transportation services and logistics solutions through a network of 221 branch offices operating in North America, Europe, Asia, and South America. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of results to be expected for the entire year.

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

2. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. We adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities. SFAS No. 157 did not have any impact on our financial statements. We use significant other observable inputs (level 2) to value our available-for-sale securities. The fair market value of such instruments is $38.7 million as of June 30, 2008.

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

3. Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the period ended June 30, 2008 is as follows (in thousands):

Balance December 31, 2007	$278,739
Payment of contingent purchase price	9,411
Foreign currency translation	874

Balance June 30, 2008	$289,024

During 2008 we added goodwill of $9.91 million in the form of an earn-out payment related to a previous acquisition. This was partially offset by a $500 thousand purchase price accounting adjustment to reflect the value of intangible assets acquired in 2007. As of June 30, 2008, there are no potential earn-out payments remaining.

A summary of our other intangible assets is as follows (in thousands):

	June 30, 2008	December 31, 2007
Gross	$29,211	$29,211
Accumulated amortization	(17,666)	(14,741)

Net	$11,545	$14,470

Other intangible assets consist primarily of customer lists and non-compete agreements.

Amortization expense for the six months ended June 30, 2008 and 2007 for other intangible assets was $2.9 million and $2.8 million. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at June 30, 2008 is as follows (in thousands):

Remainder of 2008	$2,820
2009	5,570
2010	1,981
2011	1,001
2012	173

Total	$11,545

4. Litigation

As we previously disclosed, certain gender discrimination class claims were settled in 2006. The settlement was within our insurance coverage limits, and was fully funded by insurance.

Although the gender class settlement was fully funded by insurance, those insurers reserved the right to seek a court ruling that a portion of the settlement was not covered under their policies, and also to dispute payment of certain defense costs incurred in that litigation. Insurance coverage litigation between us and one of our insurance carriers concerning these issues and insurance coverage for individual lawsuits that were not part of the class settlement has been pending in Minnesota State Court. Recent court rulings have determined that the gender class settlement payment was appropriately covered under applicable policies, and that the insurance carrier has a duty to reimburse reasonable defense costs in the gender class action and all but two of the individual lawsuits, and to indemnify us in all but two of the individual lawsuits. This ruling is being appealed by the insurance carrier.

The settlement of the gender discrimination class claims did not include claims of putative class members who subsequently filed individual Equal Employment Opportunity Commission (EEOC) charges after the denial of class status. 54 of those EEOC claimants filed lawsuits. 48 of those suits have been settled or dismissed. The settlement amounts were not material to our financial position or results of operations. We are vigorously defending the remaining 6 lawsuits.

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

Our net income for the six months ended June 30, 2008 includes $12.6 million of net compensation related to stock-based compensation arrangements. Our net income for the six months ended June 30, 2007 includes $24.0 million of net compensation costs related to stock-based compensation arrangements.

As of June 30, 2008, there was a total of $37.5 million of unrecognized compensation costs associated to our stock-based compensation plans. Nearly all of the unrecognized costs related to our restricted stock are subject to vesting based on company performance over a period of five years.

Stock Award Plans – Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 28,000,000 shares can be granted under this plan; approximately 11,400,000 shares were available for stock awards as of June 30, 2008, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Restricted Stock Awards – We have awarded restricted shares and units to certain key employees and non-employee directors. These restricted shares and restricted units are subject to certain vesting requirements based on the operating performance of the company over a five year period. The awards also contain restrictions on the awardees’ ability to sell or transfer vested shares or units for a specified period of time. The fair value of these shares is established based on the market price on the date of grant discounted for post-vesting holding restrictions. The discount has ranged from 12% to 17 % based on the different post-vesting holding restrictions. These grants are being expensed over the vesting period based on the terms of the awards.

We have also awarded to certain key employees restricted shares and units that vest primarily based on the employees’ continued employment. The value of these awards is established using the same method discussed above and is being expensed over the vesting period of the award.

We have also issued to certain key employees restricted shares and units which are fully vested upon issuance and contain restrictions on the awardees’ ability to sell or transfer vested units for a specified period of time. The fair value of these shares is established using the same method discussed above. These grants have been expensed during the year they were earned by employees.

Stock options – The contractual lives of all options as originally granted are 10 years. Options vest over a five-year period from the date of grant, with none vesting the first year and one quarter vesting each year after that. Recipients are able to exercise options using a stock swap which results in a new, fully-vested restoration option with a grant price established based on the date of the swap, and a remaining contractual life equal to the remaining life of the original option. Options issued to non-employee directors vest immediately. The fair value per option is established using the Black-Scholes option pricing model with the resulting expense being recorded over the vesting period of the award. Other than restoration options, we have not issued any new stock options since 2003. As of June 30, 2008, all compensation related to stock options had been expensed.

Employee Stock Purchase Plan – Our 1997 Employee Stock Purchase Plan allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of the quarter, discounted by 15%. Shares are vested immediately. Employees purchased approximately 47,000 shares of our common stock at an aggregate cost of $2.2 million during the quarter ended June 30, 2008.

6. Income Taxes

C.H. Robinson Worldwide, Inc. and its 80% (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2003.

Our effective income tax rate was 38.2% for the second quarter of 2008 and 2007. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

7. Subsequent Events

On August 1, 2008, we acquired the operating subsidiaries of Transera International Holdings (“Transera”). Transera had gross revenues of approximately $125 million in 2007.

Transera is a project forwarding company with approximately 110 employees in eight offices throughout Canada, Dubai, Singapore, and the United States. Its customers are primarily in the oil, gas, mining, and windpower industries.

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

Forward-looking Information

Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events and by their nature involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in market demand and pricing for our services; the impact of competition, the impact of higher fuel prices, changes in relationships with our customers, freight levels and our ability to source capacity to transport freight, our ability to source produce, the risks associated with litigation and insurance coverage, our ability to integrate acquisitions, the impacts of war, the risks associated with operations outside the United States, risks associated with the potential impacts of changes in government regulations, risks associated with the produce industry, including food safety and contamination issues, and changing economic conditions. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007, filed on February 29, 2008.

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

Our Branch Network

Our branch network is a major competitive advantage. Building local customer and carrier relationships has been an important part of our success, and our worldwide network of offices supports our core strategy of serving customers locally, nationally, and globally. Our branch offices help us penetrate local markets, provide face-to-face service when needed, and recruit contract carriers. Our branch network also gives us knowledge of local market conditions, which is important in the transportation industry because it is dynamic and market-driven.

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

We have opened three branches in the first half of 2008, and are planning to open two to five more by the end of 2008. . Because we usually open new offices with only two or three employees, we do not expect them to make a material contribution to our financial results in the first few years of their operation.

Our People

Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people. Our headcount grew by 288 employees during the second quarter of 2008. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our sales employees more service-oriented, focused, and creative. In 2003, we implemented a restricted stock program to better align our key employees with the interests of our shareholders, and to motivate and retain them for the long term. These restricted stock awards vest over a five year period based on the performance of the company, and have been awarded annually since 2003.

Our Customers

In 2007, we worked with approximately 29,000 customers. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very diverse. In 2007, our top 100 customers represented approximately 32% of our total gross profits, and our largest customer was approximately 3% of our total gross profits.

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

Our Goals

Since we became a publicly-traded company in 1997, our long-term compounded annual growth target has been 15% for gross profits, income from operations, and earnings per share. Although there have been periods where we have not achieved these goals, since 1997 on a compounded basis we have exceeded this growth goal in all three categories. We expect to reach our long-term growth goal primarily through internal growth but acquisitions that fit our growth criteria and culture may also augment our growth.

Our expectation is that over time, we will continue to achieve our long-term target of 15% growth, but that we will have periods in which we exceed that goal and periods in which we fall short. In the second quarter of 2008, our gross profits grew 9.7% to $341.2 million. Our income from operations increased 11.3% to $144.5 million and our diluted earnings per share increased 10.6% to $0.52. The most challenging environment for us to reach our long-term growth goals is a sustained market of soft freight demand.

While cycles of fluctuating capacity supply and freight demand are a normal part of the freight transportation marketplace and over time we believe overall freight demand will increase relative to supply, a soft freight demand environment does make it more difficult for us to reach our growth goals in the short term.

Results of Operations

The following table sets forth our gross profit margins, or gross profit as a percentage of gross revenues, between services and products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Transportation	15.4%	17.9%	16.7%	19.0%
Sourcing	8.0	7.9	8.1	7.8
Information Services	100.0	100.0	100.0	100.0

Total	14.7%	16.5%	15.8%	17.4%

The following table summarizes our gross profits by service line:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% change	2008	2007	% change
Gross profits (in thousands)
Transportation:
Truck	$252,204	$232,892	8.3%	$511,527	$462,031	10.7%
Intermodal	10,700	10,190	5.0	19,878	19,570	1.6
Ocean	14,034	10,799	30.0	26,289	20,045	31.1
Air	9,711	8,224	18.1	17,761	15,058	18.0
Miscellaneous	10,833	8,983	20.6	20,700	16,811	23.1

Total transportation	297,482	271,088	9.7	596,155	533,515	11.7

Sourcing	30,285	28,319	6.9	57,338	52,212	9.8
Information Services	13,419	11,491	16.8	25,722	22,101	16.4

Total	$341,186	$310,898	9.7%	$679,215	$607,828	11.7%

The following table represents certain statement of operations data, shown as percentages of our gross profits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gross profits	100.0%	100.0%	100.0%	100.0%
Selling, general, and administrative expenses
Personnel expenses	42.9	45.4	44.2	46.6
Other selling, general, and administrative expenses	14.7	12.8	14.5	13.1

Total selling, general, and administrative expenses	57.6	58.2	58.7	59.7

Income from operations	42.4	41.8	41.3	40.3
Investment and other income	0.5	1.1	0.6	1.2

Income before provision for income taxes	42.9	42.9	41.9	41.5
Provision for income taxes	16.4	16.4	15.9	16.0

Net income	26.5%	26.5%	26.0%	25.5%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

REVENUES. Total Transportation gross profits increased 9.7 percent to $297.5 million in the second quarter of 2008 from $271.1 million in the second quarter of 2007. Our Transportation gross profit margin decreased to 15.4 percent in 2008 from 17.9 percent in 2007 due to gross profit margin declines in most of our transportation modes.

Our truck gross profits consist of truckload and less-than-truckload (“LTL”) services. Our truck gross profit growth of 8.3 percent in the second quarter of 2008 was driven by volume growth, offset by declines in our truckload gross profit margins. We continued to gain market share as our truckload volumes increased approximately 11 percent. Including fuel, our truckload rates increased approximately 14 percent; excluding estimated impacts of fuel, underlying linehaul rates were consistent with the second quarter of 2007. Our profit per truckload transaction did not decline significantly and was within our historical range. We believe that a significant portion of our truckload gross profit margin percentage decline was due to the impact of higher fuel prices. In addition, we had gross profit margin compression due to an increase in our cost to hire truck capacity.

Our LTL shipments increased approximately 21 percent. Our LTL gross profit margins were consistent with the second quarter of 2007.

Our intermodal gross profit increase of 5.0 percent in the second quarter was driven by volume growth, offset in part by a decline in gross profit margins. Our gross profit margin decline was due to increased fuel prices.

The increase of 30.0 percent in our ocean transportation gross profits in the second quarter of 2008 was driven by volume growth and price increases.

In our air transportation business, approximately two-thirds of our gross profit growth of 18.1 percent in the second quarter of 2008 came from our domestic air business, which includes our previously-disclosed acquisition of LXSI Services Inc. on July 13, 2007.

Miscellaneous transportation gross profits consist primarily of transportation management fees and customs brokerage fees. The increase of 20.6 percent in the second quarter was driven primarily by volume growth in transportation management. We continue to grow our existing relationships and add new accounts in this business. For the second quarter, Sourcing gross profits increased 6.9 percent to $30.3 million in 2008 from $28.3 million in 2007, due to higher volumes. Despite challenges in the produce industry due in part to food safety concerns and higher fuel prices, our Sourcing business has been able to continue to grow by expanding retail and food service relationships and diversifying our services in areas such as private label programs, organics and consumer branded programs.

Our Information Services gross profits grew 16.8 percent in the second quarter of 2008. Our growth was driven by volume growth in our core fuel card and cash advance services and an increase in our revenue per transaction, due to the price of fuel.

With certain merchants our fee is based on a percentage of the sale amount. Approximately one-quarter of the growth was related to other services, such as fleet card and carrier compliance services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. For the second quarter, operating expenses increased 8.6 percent to $196.7 million in 2008 from $181.1 million in 2007. This was due to an increase of 3.7 percent in personnel expenses and an increase of 25.8 percent in selling, general and administrative expenses.

As a percentage of gross profits, total operating expenses decreased to 57.6 percent in the second quarter of 2008 from 58.2 percent in the second quarter of 2007. This decrease was due to a decline in personnel expenses as a percentage of gross profits from 45.4 percent to 42.9 percent, offset partially by an increase in our selling, general and administrative expenses as a percentage of gross profits. Expenses related to our restricted stock program and various other incentive plans are variable, based on growth in our earnings. Our slower earnings growth in the second quarter of 2008 compared to the second quarter of 2007 resulted in a decrease in expense related to some of these incentives plans. This contributed to our personnel expenses growing slower than our gross profits.

Historically many of these awards have been done on a periodic or multi-year cycle, rather than annually, and they vest for a period of up to five years, depending on our growth in earnings. One impact of this practice is that there likely will be periods where more than one of these awards are being earned and expensed. We currently expect that we will have additional restricted stock grants awarded later this year, which will begin to be expensed in 2009. Our 2006 restricted equity grant will likely continue to vest and also be expensed in 2009.

The increase in our selling, general, and administrative expenses was driven by increased spending in several expense categories. We are investing in the business to support our future plans, by continuing to travel and seek sales opportunities in the marketplace, open new offices, add people, building systems, and expand existing offices. More significant increases included occupancy, travel, and insurance and claims. Air travel costs have increased and we have approximately 20% more office space than in the second quarter of 2007. We also had increased freight claims activity in the quarter. Our standard process is to tender these claims to the carrier and their insurance companies. In some instances the carrier or their insurance company refuses the claim. We had several larger freight claims we paid in the second quarter of 2008 and we will seek restitution from the carrier if possible. In addition, we increased our provision for doubtful accounts primarily due to the growth in our gross revenues and receivables.

INCOME FROM OPERATIONS. Income from operations increased 11.3% to $144.5 million for the three months ended June 30, 2008. This increase was primarily driven by the growth in our gross profits. Income from operations as a percentage of gross profits was 42.4% and 41.8% for the three months ended June 30, 2008 and 2007.

INVESTMENT AND OTHER INCOME. Investment and other income decreased 50.2% to $1.7 million for the three months ended June 30, 2008. During 2007 and through part of January 2008, we held auction rate security investments. We were able to exit those investments at par and do not have any concerns around liquidity or valuation of our investments. However, with lower short-term market rates on all investments and as a result of concentrating the majority of our cash in money markets during the second quarter, our yields were significantly less than a year ago.

PROVISION FOR INCOME TAXES. Our effective income tax rate was 38.2% for the second quarter of 2008 and 2007. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

NET INCOME. Net income increased 9.9% to $90.4 million for the three months ended June 30, 2008. Basic net income per share increased 10.4% to $0.53 for the three months ended June 30, 2008. Diluted net income per share increased 10.6% to $0.52 for the three months ended June 30, 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

REVENUES. Total Transportation gross profits increased 11.7 percent to $596.2 million for the six months ended June 30, 2008 from $533.5 million for the six months ended June 30, 2007. Our Transportation gross profit margin decreased to 16.7 percent in 2008 from 19.0 percent in 2007 due to gross profit margin declines in most of our transportation modes.

Our truck gross profits consist of truckload and less-than-truckload (“LTL”) services. Our truck gross profit growth of 10.7 percent for the six months ended June 30, 2008 was driven by volume growth, offset by declines in our truckload gross profit margins. Our truckload volumes increased approximately 13 percent. Including fuel, our truckload rates increased approximately 11 percent; excluding estimated impacts of fuel, underlying linehaul rates were consistent with the six months ended June 30, 2007. Our truckload gross profit margins declined due to higher fuel prices and increased cost of capacity.

Our LTL shipments increased approximately 25 percent. Our LTL gross profit margins were consistent with the six months ended June 30, 2007.

Our intermodal gross profit increase of 1.6 percent for the six months ended June 30, 2008 was driven by volume growth, offset slightly by a decline in gross profit margins. Our gross profit margin decline was due to increased fuel prices.

The increase of 31.1 percent in our ocean transportation gross profits for the six months ended June 30, 2008 was driven by volume growth and price increases.

In our air transportation business, approximately two-thirds of our gross profit growth of 18.0 percent for the six months ended June 30, 2008 came from our domestic air business, which includes our previously-disclosed acquisition of LXSI Services Inc. on July 13, 2007.

Miscellaneous transportation gross profits consist primarily of transportation management fees and customs brokerage fees. The increase of 23.1 percent for the six months ended June 30, 2008 was driven primarily by volume growth in transportation management.

For the six months ended June 30, Sourcing gross profits increased 9.8 percent to $57.3 million in 2008 from $52.2 million in 2007, due to higher volumes and a slight increase in our gross profit margin.

Our Information Services gross profits grew 16.4 percent for the six months ended June 30, 2008. Our growth was driven by volume growth in our core fuel card and cash advance services and an increase in our revenue per transaction, due to the price of fuel. With certain merchants our fee is based on a percentage of the sale amount. Approximately one-quarter of the growth was related to other services, such as fleet card and carrier compliance services

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. For the six months ended June 30, operating expenses increased 9.9 percent to $398.6 million in 2008 from $362.8 million in 2007. This was due to an increase of 6.1 percent in personnel expenses and an increase of 23.2 percent in selling, general and administrative expenses.

As a percentage of gross profits, total operating expenses decreased to 58.7 percent for the six months ended June 30, 2008 from 59.7 percent for the six months ended June 30, 2007. This decrease was due to a decline in personnel expenses as a percentage of gross profits from 46.6 percent to 44.2 percent, offset partially by an increase in our selling, general and administrative expenses as a percentage of gross profits. Expenses related to our restricted stock program and various other incentive plans are variable, based on growth in our earnings. Our slower earnings growth for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 resulted in a decrease in expense related to some of these incentives plans. This contributed to our personnel expenses growing slower than our gross profits.

The increase in our selling, general, and administrative expenses was driven by increased spending in several expense categories. We continue to invest in the business to support our future plans. More significant increases included occupancy, travel, and insurance and claims. In addition, due to the growth in our gross revenues and receivables, we increased our provision for doubtful accounts.

INCOME FROM OPERATIONS. Income from operations increased 14.5% to $280.6 million for the six months ended June 30, 2008. This increase was primarily driven by the growth in our gross profits. Income from operations as a percentage of gross profits was 41.3% and 40.3% for the six months ended June 30, 2008 and 2007.

INVESTMENT AND OTHER INCOME. Investment and other income decreased 40.5% to $4.2 million for the six months ended June 30, 2008. During 2007 and through part of January 2008, we held auction rate security investments. We were able to exit those investments at par and do not have any concerns around liquidity or valuation of our investments. However, with lower short-term market rates on all investments and as a result of concentrating the majority of our cash in money markets for most of the first two quarters, our yields were significantly less than a year ago.

PROVISION FOR INCOME TAXES. Our effective income tax rate was 37.9% for the six months ended June 30, 2008 and 38.4% for the six months ended June 30, 2007. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

NET INCOME. Net income increased 13.8% to $176.7 million for the six months ended June 30, 2008. Basic net income per share increased 14.3% to $1.04 for the six months ended June 30, 2008. Diluted net income per share increased 14.6% to $1.02 for the six months ended June 30, 2008.

Liquidity and Capital Resources

We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $318.7 million and $288.7 million as of June 30, 2008 and 2007. Available-for-sale securities consisting primarily of highly liquid investments totaled $38.7 million and $131.7 million as of June 30, 2008 and 2007. Working capital at June 30, 2008 and 2007 was $680.2 million and $615.9 million.

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

CASH FLOW FROM OPERATING ACTIVITIES. We generated $63.2 million and $95.7 million of cash flow from operations during the six months ended June 30, 2008 and 2007. The decline in cash flow from operating activities was primarily driven by an increase in accounts receivables. Accounts receivable increased by $236.9 million from December 31, 2007 to June 30, 2008. Our accounts receivable balance increased due to a significant increase in our gross revenues, which was primarily due to higher fuel prices, increased volumes, and slightly slower payments by our customers.

CASH FLOW FROM INVESTING ACTIVITIES. We generated $57.1 million and used $39.4 million of cash flow for investing activities during the six months ended June 30, 2008 and 2007. Our investing activities consist primarily of capital expenditures and sales, maturities, and purchases of available-for-sale securities.

We used $11.1 million and $23.5 million of cash for capital expenditures during the six months ended June 30, 2008 and 2007.

We have begun construction on a new data center on our corporate campus in Eden Prairie, Minnesota. We expect the project to last approximately one year at a total cost of $17 to $20 million. We expect approximately $8 million of that total to occur during the second half of 2008, and the remainder to be spent in the first and second quarters of 2009. This is in addition to the approximately $6 million per quarter of capital expenditure we previously disclosed we would have in 2008.

CASH FLOW FROM FINANCING ACTIVITIES. We used $145.6 million and $118.1 million of cash flow for financing activities during the six months ended June 30, 2008 and 2007. This was primarily quarterly dividends and share repurchases.

We used $75.8 million and $62.7 million to pay cash dividends during the six months ended June 30, 2008 and 2007, with the increase in 2008 due to a 22% increase in our quarterly dividend rate from $0.18 per share in 2007 to $0.22 per share in 2008.

We also used $95.5 million and $78.1 million of cash flow for share repurchases during the six months ended June 30, 2008 and 2007. The increase in 2008 was due to an increase in the number of shares repurchased and an increase in the stock price related to those purchases. We believe that the current authorization will allow us to continue our variable share repurchase activities for several years. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions. We also had proceeds of $17.1 million and $12.4 million from stock issued for compensation plans during the six months ended June 30, 2008 and 2007.

We have 3.5 million euros available under a line of credit at an interest rate of Euribor plus 45 basis points (6.9%) at June 30, 2008). This discretionary line of credit has no expiration date. As of June 30, 2008 and 2007, the outstanding balance was zero. Our credit agreement contains certain financial covenants but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of June 30, 2008.

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

VALUATIONS FOR ACCOUNTS RECEIVABLE. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $30.5 million as of June 30, 2008, increased compared to the allowance of $28.0 million as of December 31, 2007. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

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

We had approximately $357.4 million of cash and investments on June 30, 2008, consisting of $318.7 million of cash and cash equivalents and $38.7 million of available-for-sale securities. The cash equivalents are money market securities and high quality bonds from domestic issuers. All of our available-for-sale securities are high-quality bonds. Because of the credit risk criteria of our investment policies, the primary market risks associated with these investments are interest rate and liquidity risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investments. Because the cash and cash equivalents and available for sales securities are either money market funds or high quality bonds from domestic issues, we believe that our current liquidity risks are immaterial.

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

Although the gender class settlement was fully funded by insurance, those insurers reserved the right to seek a court ruling that a portion of the settlement was not covered under their policies, and also to dispute payment of certain defense costs incurred in that litigation. Insurance coverage litigation between us and one of our insurance carriers concerning these issues and insurance coverage for individual lawsuits that were not part of the class settlement has been pending in Minnesota State Court. Recent court rulings have determined that the gender class settlement payment was appropriately covered under applicable policies, and that the insurance carrier has a duty to reimburse reasonable defense costs in the gender class action and all but two of the individual lawsuits, and to indemnify us in all but two of the individual lawsuits. This ruling is being appealed by the insurance carrier.

The settlement of the gender discrimination class claims did not include claims of putative class members who subsequently filed individual Equal Employment Opportunity Commission (EEOC) charges after the denial of class status. 54 of those EEOC claimants filed lawsuits. 48 of those suits have been settled or dismissed. The settlement amounts were not material to our financial position or results of operations. We are vigorously defending the remaining 6 lawsuits.

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the company during the quarter ended June 30, 2008 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
4/1/08-4/30/08	20,000	$63.47	20,000	9,135,500
5/1/08-5/31/08	420,000	$64.66	420,000	8,715,500
6/1/08-6/30/08	420,000	$59.82	420,000	8,295,500

Total:	860,000	$62.27	860,000	8,295,500

(1)	We repurchased an aggregate of 860,000 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February 1999.
(2)	In May 2007, our Board of Directors approved repurchases of up to 10,000,000 shares of our common stock. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The C.H. Robinson Worldwide, Inc. Annual Meeting of Shareholders was held on Thursday, May 15, 2008. The number of outstanding shares on the record date for the Annual Meeting was 170,684,000. Approximately ninety percent of the outstanding shares were represented in person or by proxy at the meeting. The three candidates for election as Directors listed in the proxy statement were elected to serve three-year terms, expiring at the 2011 Annual Meeting Shareholders. Additionally, the proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the Company for the 2008 fiscal year was approved. The results of these matters voted upon by the shareholders

	Number of Shares
	In Favor	Withheld/ Against	Abstained/ Unvoted	Broker Non-vote
Election of three Directors
Robert Ezrilov	120,064,781	34,625,245	—	—
Wayne M. Fortun	120,867,144	33,822,883	—	—
Brian P. Short	91,962,946	62,727,081	—	—
Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm	152,683,188	748,631	1,258,206

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

We filed a report on Form 8-K April 22, 2008; this report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of our earnings release for the quarter ended March 31, 2008.

We filed a report on Form 8-K on May 15, 2008; this report contained information regarding our announcement that our Board of Directors declared a regular quarterly cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2008

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By	/s/ Chad M. Lindbloom
Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)