Form 10-Q
period 2008-09-30
C H ROBINSON WORLDWIDE INC
filed 2008-11-07
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 4, 2008, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 169,204,169.

C.H. ROBINSON WORLDWIDE, INC.

FORM 10-Q

For the Quarter Ended September 30, 2008

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$311,917	$338,885
Available-for-sale securities	2,990	115,842
Receivables, net of allowance for doubtful accounts of $30,362 and $28,023	1,117,965	911,780
Deferred tax asset	4,345	7,184
Prepaid expenses and other	19,428	15,465

Total current assets	1,456,645	1,389,156
PROPERTY AND EQUIPMENT, net	101,752	101,665
GOODWILL	324,732	278,739
INTANGIBLE AND OTHER ASSETS, net	39,495	41,747

Total assets	$1,922,624	$1,811,307

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable and outstanding checks	$695,700	$618,195
Accrued expenses:
Compensation and profit-sharing contribution	79,131	101,926
Income taxes and other	35,251	37,498

Total current liabilities	810,082	757,619
LONG TERM LIABILITIES:
Non current income taxes payable	10,811	10,223
Nonqualified deferred compensation obligation	1,020	1,216

Total liabilities	821,913	769,058

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 174,202 and 174,221 shares issued, 169,311 and 170,822 shares outstanding	16,931	17,082
Retained earnings	1,160,068	1,002,964
Additional paid-in capital	179,052	190,320
Accumulated other comprehensive income	2,106	263
Treasury stock at cost (4,891 and 3,384 shares)	(257,446)	(168,380)

Total stockholders’ investment	1,100,711	1,042,249

Total liabilities and stockholders’ investment	$1,922,624	$1,811,307

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
GROSS REVENUES
Transportation	$1,953,555	$1,537,660	$5,522,521	$4,349,251
Sourcing	350,060	315,755	1,062,290	981,114
Information Services	12,978	11,735	38,700	33,836

Total gross revenues	2,316,593	1,865,150	6,623,511	5,364,201
COST OF TRANSPORTATION, PRODUCTS AND HANDLING
Transportation	1,643,168	1,261,106	4,615,979	3,539,182
Sourcing	321,837	290,848	976,729	903,995

Total cost of transportation, products and handling	1,965,005	1,551,954	5,592,708	4,443,177

GROSS PROFITS	351,588	313,196	1,030,803	921,024
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
Personnel expenses	152,331	140,493	452,606	423,500
Other selling, general, and administrative expenses	50,638	40,875	148,995	120,713

Total selling, general, and administrative expenses	202,969	181,368	601,601	544,213

INCOME FROM OPERATIONS	148,619	131,828	429,202	376,811
INVESTMENT AND OTHER INCOME	1,595	3,467	5,778	10,493

INCOME BEFORE PROVISION FOR INCOME TAXES	150,214	135,295	434,980	387,304
PROVISION FOR INCOME TAXES	56,654	51,552	164,684	148,297

NET INCOME	93,560	83,743	270,296	239,007
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(4,152)	(1,120)	1,843	790

COMPREHENSIVE INCOME	$89,408	$82,623	$272,139	$239,797

BASIC NET INCOME PER SHARE	$0.55	$0.49	$1.60	$1.40

DILUTED NET INCOME PER SHARE	$0.54	$0.48	$1.56	$1.37

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING 168,	168,864	170,274	169,432	170,798
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	3,582	3,075	3,804	3,222

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	172,446	173,349	173,236	174,020

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$270,296	$239,007
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	16,562	32,323
Depreciation and amortization	23,198	20,065
Provision for doubtful accounts	9,982	5,121
Other non-cash expense (income)	4,810	(5,982)
Changes in operating elements:
Receivables	(182,747)	(178,082)
Prepaid expenses and other	(2,772)	(4,251)
Accounts payable and outstanding checks	58,300	83,617
Accrued compensation and profit-sharing contribution	(19,180)	(16,814)
Accrued income taxes and other	(3,118)	4,674

Net cash provided by operating activities	175,331	179,678

INVESTING ACTIVITIES
Purchases of property and equipment	(16,108)	(31,928)
Purchases of available-for-sale-securities	(136,954)	(144,473)
Sales/maturities of available-for-sale-securities	250,489	141,407
Cash paid for acquisitions	(59,696)	(22,220)
Other	677	(48)

Net cash provided by (used for) investing activities	38,408	(57,262)

FINANCING ACTIVITIES
Repayment of acquired line of credit	(9,383)	—
Proceeds from stock issued for employee benefit plans	19,662	15,679
Repurchase of common stock	(150,139)	(123,251)
Excess tax benefit on stock-based compensation plans	9,802	12,596
Cash dividends	(113,477)	(94,016)

Net cash used for financing activities	(243,535)	(188,992)

Effect of exchange rates on cash	2,828	(259)
Net decrease in cash and cash equivalents	(26,968)	(66,835)
CASH AND CASH EQUIVALENTS, beginning of period	338,885	348,592

CASH AND CASH EQUIVALENTS, end of period	$311,917	$281,757

See accompanying notes.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of multimodal transportation services and logistics solutions through a network of 224 branch offices operating in North America, Europe, Asia, and South America. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of results to be expected for the entire year.

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

2. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. We adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities. SFAS No. 157 did not have any impact on our financial statements. We use significant other observable inputs (level 2) to value our available-for-sale securities, which consist of high quality domestic issued municipal bonds. Theses securities are valued based upon quoted prices for similar assets in active markets. The fair market value of such instruments is $3.0 million as of September 30, 2008.

In February 2008, the FASB issued Staff Position 157-2 which is a partial deferral of the effective date of SFAS No. 157 as it relates to non-financial assets and liabilities. With respect to non-financial assets and liabilities, SFAS No. 157 is effective for us starting in fiscal 2009. We have not determined the impact, if any, the adoption of this statement will have on our consolidated financial statements as it pertains to non-financial assets and liabilities.

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

3. Acquisitions

As previously disclosed during the quarter, we acquired the operating subsidiaries of Transera International Holdings (“Transera”). Transera is a project forwarding company with approximately 110 employees in eight offices throughout Canada, Dubai, Singapore, and the United States. Its customers are primarily in the oil, gas, mining, and windpower industries. This acquisition added less than $0.01 to our diluted earnings per share for the quarter. This acquisition did not have a material impact on our results of operations or our financial position.

4. Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the period ended September 30, 2008 is as follows (in thousands):

Balance December 31, 2007	$278,739
Goodwill associated with acquisitions, net	46,851
Foreign currency translation	(858)

Balance September 30, 2008	$324,732

During 2008 we added goodwill of $9.9 million in the form of an earn-out payment related to a previous acquisition. We also added $36.9 million related to our acquisition of Transera. This was partially offset by a $0.5 million purchase price accounting adjustment to reflect the value of intangible assets acquired in 2007.

A summary of our other intangible assets is as follows (in thousands):

	September 30, 2008	December 31, 2007
Gross	$35,743	$29,211
Accumulated amortization	(19,300)	(14,741)

Net	$16,443	$14,470

Other intangible assets consist primarily of customer lists and non-compete agreements, to which $6.5 million were added during the quarter related to the Transera acquisition.

Amortization expense for the nine months ended September 30, 2008 and 2007 for other intangible assets was $4.6 million and $4.2 million. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at September 30, 2008 is as follows (in thousands):

Remainder of 2008	$1,640
2009	6,659
2010	3,070
2011	2,089
2012	1,262
2013	1,089
Thereafter	634

Total	$16,443

5. Litigation

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

The settlement of the gender discrimination class claims did not include claims of putative class members who subsequently filed individual Equal Employment Opportunity Commission (EEOC) charges after the denial of class status. 54 of those EEOC claimants filed lawsuits. 48 of those suits have been settled or dismissed. The settlement amounts were not material to our financial position or results of operations. We are vigorously defending the remaining six lawsuits.

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

Our net income for the nine months ended September 30, 2008 includes $16.6 million of net compensation related to stock-based compensation arrangements. Our net income for the nine months ended September 30, 2007 includes $32.3 million of net compensation costs related to stock-based compensation arrangements.

As of September 30, 2008, there was a total of $35.0 million of unrecognized compensation costs associated to our stock-based compensation plans. Nearly all of the unrecognized costs related to our restricted stock are subject to vesting based on company performance over a period of five years.

Stock Award Plans – Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 28,000,000 shares can be granted under this plan; approximately 11,300,000 shares were available for stock awards as of September 30, 2008, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans. On November 6, 2008, the Compensation Committee approved approximately 2.5 million restricted shares and restricted units which are available to begin vesting in 2009.

Restricted Stock Awards – We have awarded restricted shares and units to certain key employees and non-employee directors. These restricted shares and restricted units are subject to certain vesting requirements based on the operating performance of the company over a five year period. The awards also contain restrictions on the awardees’ ability to sell or transfer vested shares or units for a specified period of time. The fair value of these shares is established based on the market price on the date of grant discounted for post-vesting holding restrictions. The discount has ranged from 12% to 17% based on the different post-vesting holding restrictions. These grants are being expensed over the vesting period based on the terms of the awards.

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

Stock options – The contractual lives of all options as originally granted are 10 years. Options vested over a five-year period from the date of grant, with none vesting the first year and one quarter vesting each year after that. Recipients are able to exercise options using a stock swap which results in a new, fully-vested restoration option with a grant price established based on the date of the swap, and a remaining contractual life equal to the remaining life of the original option. Options issued to non-employee directors vest immediately. The fair value per option is established using the Black-Scholes option pricing model with the resulting expense being recorded over the vesting period of the award. Other than restoration options, we have not issued any stock options since 2003. All compensation related to stock options, as originally granted, had been expensed as of June 30, 2008.

Employee Stock Purchase Plan – Our 1997 Employee Stock Purchase Plan allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of the quarter, discounted by 15%. Shares are vested immediately. Employees purchased approximately 48,000 shares of our common stock at an aggregate cost of $2.1 million during the quarter ended September 30, 2008. The 15% discount resulted in an expense to the company of approximately $363,000 during the quarter.

7. Income Taxes

C.H. Robinson Worldwide, Inc. and its 80% (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2004. The U.S. IRS began an audit of our 2006 federal income tax return during the quarter.

Our effective income tax rate was 37.7% for the third quarter of 2008 and 38.1% for the third quarter of 2007. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

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

We added four branches in the first nine months of 2008, and are planning to open up to three more by the end of 2008. Because we usually open new offices with only two or three employees, we do not expect them to make a material contribution to our financial results in the first few years of their operation.

Our People

Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people. Our headcount grew by 173 employees during the third quarter of 2008. Our personnel decisions are decentralized; our branch managers determine the appropriate number of employees for their offices, within productivity guidelines, based on their branch’s volume of business. In times of slowing growth, our headcount growth typically slows to reflect the growth expectations of the branches.

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

Although we signed up approximately three thousand new truckload contract carriers during the third quarter of 2008, we believe that in the marketplace overall, a significant number of truckload carriers continued to exit the market and large carriers reduced equipment totals, resulting in reduced capacity supply overall.

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

Our expectation is that over time, we will continue to achieve our long-term target of 15% growth, but that we will have periods in which we exceed that goal and periods in which we fall short. In the third quarter of 2008, our gross profits grew 12.3% to $351.6 million. Our income from operations increased 12.7% to $148.6 million and our diluted earnings per share increased 12.5% to $0.54.

While cycles of fluctuating capacity supply and freight demand are a normal part of the freight transportation marketplace, a prolonged market of soft freight demand is the most challenging environment for us to reach our long-term growth goals. We did not meet our long-term growth goal in this challenging economic environment. While we don’t see any indications in the marketplace that cause us to believe the environment will improve in the short term, we are aggressively selling, growing our network, and working to continue taking market share. In addition, during times of less freight demand and slower growth, we monitor our variable cost disciplines more aggressively to ensure we adjust with the market.

In summary, we are adapting to the short-term challenges and conditions. Our long-term approach and goals remains the same.

Results of Operations

The following table summarizes our gross revenues by service line:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% change	2008	2007	% change
Gross revenues (in thousands)
Transportation	$1,953,555	$1,537,660	27.0%	$5,522,521	$4,349,251	27.0%
Sourcing	350,060	315,755	10.9	1,062,290	981,114	8.3
Information Services	12,978	11,735	10.6	38,700	33,836	14.4

Total	$2,316,593	$1,865,150	24.2%	$6,623,511	$5,364,201	23.5%

The following table sets forth our gross profit margins, or gross profit as a percentage of gross revenues, between services and products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Transportation	15.9%	18.0%	16.4%	18.6%
Sourcing	8.1	7.9	8.1	7.9
Information Services	100.0	100.0	100.0	100.0

Total	15.2%	16.8%	15.6%	17.2%

The following table summarizes our gross profits by service line:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% change	2008	2007	% change
Gross profits (in thousands)
Transportation:
Truck	$262,500	$238,804	9.9%	$774,027	$700,835	10.4%
Intermodal	11,952	9,891	20.8	31,830	29,461	8.0
Ocean	17,164	11,561	48.5	43,453	31,606	37.5
Air	8,474	6,896	22.9	26,235	21,954	19.5
Miscellaneous	10,297	9,402	9.5	30,997	26,213	18.3

Total transportation	310,387	276,554	12.2	906,542	810,069	11.9
Sourcing	28,223	24,907	13.3	85,561	77,119	10.9
Information Services	12,978	11,735	10.6	38,700	33,836	14.4

Total	$351,588	$313,196	12.3%	$1,030,803	$921,024	11.9%

The following table represents certain statement of operations data, shown as percentages of our gross profits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gross profits	100.0%	100.0%	100.0%	100.0%
Selling, general, and administrative expenses
Personnel expenses	43.3	44.9	43.9	46.0
Other selling, general, and administrative expenses	14.4	13.0	14.5	13.1

Total selling, general, and administrative expenses	57.7	57.9	58.4	59.1

Income from operations	42.3	42.1	41.6	40.9
Investment and other income	0.5	1.1	0.6	1.2

Income before provision for income taxes	42.7	43.2	42.2	42.1
Provision for income taxes	16.1	16.5	16.0	16.1

Net income	26.6%	26.7%	26.2%	26.0%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

REVENUES.

Total gross revenues increased 24.2% to $2.3 billion in the quarter of 2008 from $1.9 billion in the third quarter of 2007. Our gross revenues continue to grow faster than our gross profits and our earnings per share, driven primarily by volume increases in nearly all of our businesses, and price increases driven by the increase in the price of fuel.

Total Transportation gross profits increased 12.2% to $310.4 million in the third quarter of 2008 from $276.6 million in the third quarter of 2007. Our Transportation gross profit margin decreased to 15.9% in 2008 from 18.0% in 2007 due to gross profit margin declines in several of our transportation businesses.

Our truck gross profits consist of truckload and less-than-truckload (“LTL”) services. Our truck gross profit growth of 9.9% in the third quarter of 2008 was driven by volume growth, offset by declines in our truckload gross profit margins. Our truckload volumes increased approximately 9%. The volume growth was relatively consistent throughout the quarter. Including fuel, our truckload rates increased approximately 17%; excluding estimated impacts of fuel, underlying linehaul rates increased approximately 3%. Our truckload gross profit margins declined primarily due to higher fuel prices. In addition, our cost of capacity increased. Our LTL shipment volumes increased approximately 18%. Our LTL gross profit margins were consistent with the third quarter of 2007.

Our intermodal gross profit increase of 20.8% in the third quarter was driven by volume growth, offset slightly by a decline in gross profit margins. Our gross profit margin decline was due to increased fuel prices.

Our ocean transportation gross profits increased 48.5% in the third quarter of 2008 driven by volume and margin expansion. Our previously disclosed acquisition of Transera contributed approximately 20% to the overall increase.

Our air transportation gross profit growth of 22.9% in the third quarter of 2008 was driven by volumes and increased margins. Our previously disclosed acquisition of Transera contributed approximately 11% to the overall increase.

Miscellaneous transportation gross profits consist primarily of transportation management fees and customs brokerage fees. The increase of 9.5% in the third quarter was driven primarily by volume growth in transportation management.

For the third quarter, Sourcing gross profits increased 13.3% to $28.2 million in 2008 from $24.9 million in 2007. This increase was driven by changes in produce prices and product mix, including a shift toward higher cost specialized and valued added products. Our gross margins increased slightly to 8.1% in 2008 compared to 7.9% in 2007.

Our Information Services gross profits grew 10.6% in the third quarter of 2008. Our growth was driven by volume growth in our fleet card, cash advance services products, and our carrier compliance services. We also continued to benefit from the price of fuel as some of our merchant fees are based on a percentage of the total sale amount.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. For the third quarter, operating expenses increased 11.9% to $203.0 million in 2008 from $181.4 million in 2007. This was due to an increase of 8.4% in personnel expenses and an increase of 23.9% in selling, general, and administrative expenses.

As a percentage of gross profits, total operating expenses decreased slightly to 57.7% in the third quarter of 2008 from 57.9% in the third quarter of 2007. This decrease was due to a decline in personnel expenses as a percentage of gross profits from 44.9% to 43.3%, offset partially by an increase in our selling, general, and administrative expenses as a percentage of gross profits. Expenses related to our restricted stock program and various other incentive plans are variable, based on growth in our earnings. Our slower earnings growth in the third quarter of 2008 compared to the third quarter of 2007 resulted in a decrease in expense related to some of these incentives plans. This contributed to our personnel expenses growing slower than our gross profits.

Historically many of these awards have been done on a periodic or multi-year cycle, rather than annually, and they vest for a period of up to five years, depending on our growth in earnings. One impact of this practice is that there likely will be periods where more than one of these awards are being earned and expensed. On November 6, 2008, the Compensation Committee approved approximately 2.5 million restricted shares and restricted units which are available to begin vesting in 2009. Our 2006 restricted equity grant will likely continue to vest and also be expensed in 2009.

The increase in our selling, general, and administrative expenses was driven by several expense categories, including occupancy and provision for doubtful accounts. We have approximately 20% more square feet of office space than we did in the third quarter of 2007. Our provision for doubtful accounts is affected by the level of activity and the receivables balance, as well as specific customer accounts during the third quarter of 2008. During the third quarter of 2008, we had a higher level of customer specific collection issues than we typically experience.

INCOME FROM OPERATIONS. Income from operations increased 12.7% to $148.6 million for the three months ended September 30, 2008. This increase was primarily driven by the growth in our gross profits. Income from operations as a percentage of gross profits was 42.3% and 42.1% for the three months ended September 30, 2008 and 2007.

INVESTMENT AND OTHER INCOME. Investment and other income decreased 54.0% to $1.6 million for the three months ended September 30, 2008. During 2007 and through part of January 2008, we held auction rate security investments. We were able to exit those investments at par and do not have any concerns around liquidity or valuation of our investments. However, with lower short-term market rates on all investments and as a result of concentrating the majority of our cash in money markets during the third quarter, our yields were significantly less than a year ago.

PROVISION FOR INCOME TAXES. Our effective income tax rate was 37.7% for the third quarter of 2008 and 38.1% for the third quarter of 2007. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

NET INCOME. Net income increased 11.7% to $93.6 million for the three months ended September 30, 2008. Basic net income per share increased 12.2% to $0.55 for the three months ended September 30, 2008. Diluted net income per share increased 12.5% to $0.54 for the three months ended September 30, 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

REVENUES.

Total gross revenues increased 23.5% to $6.6 billion for the nine months ended September 30, 2008 from $5.4 billion for the nine months ended September 30, 2007. Our gross revenues continue to grow faster than our gross profits and our earnings per share, driven primarily by volume increases in nearly all of our businesses, and price increases driven by the increase in the price of fuel.

Total Transportation gross profits increased 11.9% to $906.5 million for the nine months ended September 30, 2008 from $810.1 million for the nine months ended September 30, 2007. Our Transportation gross profit margin decreased to 16.4% in 2008 from 18.6% in 2007 due to gross profit margin declines in most of our transportation modes.

Our truck gross profits consist of truckload and LTL services. Our truck gross profit growth of 10.4% for the nine months ended September 30, 2008 was driven by volume growth, offset by declines in our truckload gross profit margins. Our truckload volumes increased approximately 12%. Including fuel, our truckload rates increased approximately 11 percent; excluding estimated impacts of fuel, underlying linehaul rates were consistent with the nine months ended September 30, 2008. Our truckload gross profit margins declined due to higher fuel prices and increased cost of capacity. Our LTL shipments increased approximately 22%. Our LTL gross profit margins were consistent with the nine months ended September 30, 2007.

Our intermodal gross profit increase of 8.0% for the nine months ended September 30, 2008 was driven by volume growth, offset slightly by a decline in gross profit margins. Our gross profit margin decline was due to increased fuel prices.

The increase of 37.5% in our ocean transportation gross profits for the nine months ended September 30, 2008 was driven by volume growth and price increases. The acquisition of Transera contributed approximately 7% to the overall increase.

In our air transportation business, approximately one-third of our gross profit growth of 19.5% for the nine months ended September 30, 2008 came from our domestic air business, which includes our previously-disclosed acquisition of LXSI Services Inc. on July 13, 2007. Our previously disclosed acquisition of Transera contributed approximately 3.6% to the overall increase in air gross profits.

Miscellaneous transportation gross profits consist primarily of transportation management fees and customs brokerage fees. The increase of 18.3% for the nine months ended September 30, 2008 was driven primarily by volume growth in transportation management.

For the nine months ended September 30, Sourcing gross profits increased 10.9% to $85.6 million in 2008 from $77.1 million in 2007, due to higher volumes and a slight increase in our gross profit margin.

Our Information Services gross profits grew 14.4% for the nine months ended September 30, 2008. Our growth was driven by volume growth in our core fuel card and cash advance services and an increase in our revenue per transaction, due to the price of fuel. With certain merchants our fee is based on a percentage of the sale amount.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. For the nine months ended September 30, operating expenses increased 10.5% to $601.6 million in 2008 from $544.2 million in 2007. This was due to an increase of 6.9% in personnel expenses and an increase of 23.4% in selling, general and administrative expenses.

As a percentage of gross profits, total operating expenses decreased to 58.4 percent for the nine months ended September 30, 2008 from 59.1% for the nine months ended September 30, 2007. This decrease was due to a decline in personnel expenses as a percentage of gross profits from 46.0% to 43.9%, offset partially by an increase in our selling, general and administrative expenses as a percentage of gross profits. Expenses related to our restricted stock program and various other incentive plans are variable, based on growth in our earnings. Our slower earnings growth for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 resulted in a decrease in expense related to some of these incentives plans. This contributed to our personnel expenses growing slower than our gross profits.

The increase in our selling, general, and administrative expenses was driven by several expense categories, including occupancy and provision for doubtful accounts.

INCOME FROM OPERATIONS. Income from operations increased 13.9% to $429.2 million for the nine months ended September 30, 2008. This increase was primarily driven by the growth in our gross profits. Income from operations as a percentage of gross profits was 41.6% and 40.9% for the nine months ended September 30, 2008 and 2007.

INVESTMENT AND OTHER INCOME. Investment and other income decreased 44.9% to $5.8 million for the nine months ended September 30, 2008. During 2007 and through part of January 2008, we held auction rate security investments. We were able to exit those investments at par and do not have any concerns around liquidity or valuation of our investments. However, with lower short-term market rates on all investments and as a result of concentrating the majority of our cash in money markets for most of the first three quarters, our yields were significantly less than a year ago.

PROVISION FOR INCOME TAXES. Our effective income tax rate was 37.9% for the nine months ended September 30, 2008 and 38.3% for the nine months ended September 30, 2007. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

NET INCOME. Net income increased 13.1% to $270.3 million for the nine months ended September 30, 2008. Basic net income per share increased 14.3% to $1.60 for the nine months ended September 30, 2008. Diluted net income per share increased 13.9% to $1.56 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $311.9 million and $281.8 million as of September 30, 2008 and 2007. Available-for-sale securities consisting primarily of highly liquid investments totaled $3.0 million and $129.1 million as of September 30, 2008 and 2007. Working capital at September 30, 2008 and 2007 was $646.6 million and $620.3 million.

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

CASH FLOW FROM OPERATING ACTIVITIES. We generated $175.3 million and $179.7 million of cash flow from operations during the nine months ended September 30, 2008 and 2007. The decline in cash flow from operating activities was primarily driven by an increase in accounts receivables. Accounts receivable increased by $206.2 million from December 31, 2007 to September 30, 2008. Our accounts receivable balance increased due to a significant increase in our gross revenues, which was primarily due to higher fuel prices, increased volumes, and slightly slower payments by our customers.

CASH FLOW FROM INVESTING ACTIVITIES. We generated $38.4 million and used $57.3 million of cash flow for investing activities during the nine months ended September 30, 2008 and 2007. Our investing activities consist primarily of capital expenditures, cash paid for acquisitions, and sales, maturities, and purchases of available-for-sale securities.

During the first nine months of the year, we generated approximately $113 million from net sales/maturities of available for sale securities. Most of these proceeds were invested in money markets, which are classified as cash and cash equivalents.

We used $16.1 million and $31.9 million of cash for capital expenditures during the nine months ended September 30, 2008 and 2007.

We have begun construction on a new data center on our corporate campus in Eden Prairie, Minnesota. We expect the project to last approximately one year at a total cost of approximately $17 to $18 million. We have paid $1.6 million of that total through September 30, 2008 and expect to spend approximately $3 to $4 million more during the remainder of 2008. The balance will be paid as construction progresses in 2009. This is in addition to the approximately $6 million per quarter of capital expenditure we previously disclosed we would have in 2008.

CASH FLOW FROM FINANCING ACTIVITIES. We used $243.5 million and $189.0 million of cash flow for financing activities during the nine months ended September 30, 2008 and 2007. This was primarily quarterly dividends and share repurchases.

We used $113.5 million and $94.0 million to pay cash dividends during the nine months ended September 30, 2008 and 2007, with the increase in 2008 due to a 22% increase in our quarterly dividend rate from $0.18 per share in 2007 to $0.22 per share in 2008.

We also used $150.1 million and $123.3 million of cash flow for share repurchases during the nine months ended September 30, 2008 and 2007. The increase in 2008 was due to an increase in the number of shares repurchased and an increase in the stock price related to those purchases. We believe that the current authorization, which has approximately 7.2 million shares remaining, will allow us to continue our variable share repurchase activities for several years. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions. We also had proceeds of $19.7 million and $15.7 million from stock issued for compensation plans during the nine months ended September 30, 2008 and 2007.

We have 3.5 million euros available under a line of credit at an interest rate of Euribor plus 45 basis points (7.65% at September 30, 2008). This discretionary line of credit has no expiration date. As of September 30, 2008 and 2007, the outstanding balance was zero. Our credit agreement contains certain financial covenants but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of September 30, 2008.

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

VALUATIONS FOR ACCOUNTS RECEIVABLE. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $30.4 million as of September 30, 2008, increased compared to the allowance of $28.0 million as of December 31, 2007. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

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

We had approximately $314.9 million of cash and investments on September 30, 2008, consisting of $311.9 million of cash and cash equivalents and $3.0 million of available-for-sale securities. The cash equivalents are money market securities and high quality bonds from domestic issuers with an original maturity less than 3 months. All of our available-for-sale securities are high-quality municipal bonds. Because of the credit risk criteria of our investment policies, the primary market risks associated with these investments are interest rate and liquidity risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. We believe a reasonable near-term change in interest rates would not have a material impact on our future earnings due to the short-term nature of our investments. Because the cash and cash equivalents and available for sales securities are either money market funds or high quality municipal bonds from domestic issues, we believe that our current liquidity risks are low.

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

As previously announced, we acquired Transera during the third quarter of 2008. We have not fully evaluated any changes in internal control over financial reporting associated with this acquisition and therefore any material changes that may result from this acquisition have not been disclosed in this report. We intend to disclose all material changes resulting from this acquisition within or prior to the time our first annual assessment of internal control over financial reporting that is required to include this entity.

The results reported in this quarterly report include those of Transera acquired in August, 2008. This acquisition added less than $0.01 to our diluted earnings per share for the quarter. This acquisition did not have a material impact on our results of operations or our financial position.

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

The settlement of the gender discrimination class claims did not include claims of putative class members who subsequently filed individual Equal Employment Opportunity Commission (EEOC) charges after the denial of class status. 54 of those EEOC claimants filed lawsuits. 48 of those suits have been settled or dismissed. The settlement amounts were not material to our financial position or results of operations. We are vigorously defending the remaining six lawsuits.

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the company during the quarter ended September 30, 2008 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
7/1/08-7/31/08	230,000	$48.46	230,000	8,065,500
8/1/08-8/31/08	420,000	$50.86	420,000	7,645,500
9/1/08-9/30/08	420,000	$52.78	420,000	7,225,500

Total:	1,070,000	$51.10	1,070,000	7,225,500

(1)	We repurchased an aggregate of 1,070,000 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February 1999.
(2)	In May 2007, our Board of Directors approved repurchases of up to 10,000,000 shares of our common stock. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

We filed a report on Form 8-K July 22, 2008; this report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of our earnings release for the quarter ended June 30, 2008.

We filed a report on Form 8-K on August 4, 2008; this report contained information regarding our announcement of our acquisition of certain operating subsidiaries of Transera International Holdings Ltd.

We filed a report on Form 8-K on August 14, 2008; this report contained information regarding our announcement that our Board of Directors declared a regular quarterly cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2008

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By	/s/ Chad M. Lindbloom
Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)