Form 10-K
period 2008-12-31
C H ROBINSON WORLDWIDE INC
filed 2009-02-27
CIK 1043277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number: 000-23189

C.H. ROBINSON WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1883630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14701 Charlson Road, Eden Prairie, Minnesota	55347-5088
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 952-937-8500

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $8,972,627,000 (based upon the closing price of $54.84 per common share as quoted on The NASDAQ National Market).

As of February 23, 2009, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 170,209,639.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 14, 2009 (the “Proxy Statement”), are incorporated by reference in Parts I and III.

C.H. ROBINSON WORLDWIDE, INC.

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2008

Part I

Item 1.	BUSINESS

Overview

C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest third party logistics companies in the world with 2008 gross revenues of $8.6 billion. We provide freight transportation services and logistics solutions to companies of all sizes, in a wide variety of industries. During 2008, including our transportation management services business, we handled approximately 7.3 million shipments for more than 32,000 customers. We operate through a network of 228 offices, which we call branches, in North America, Europe, Asia, South America, and the Middle East. We have developed global multimodal transportation and distribution networks to provide logistics services worldwide. As a result, we have the capability of managing most aspects of the supply chain on behalf of our customers.

We are a non-asset based transportation provider, meaning we do not own the transportation equipment that is used to transport our customers’ freight. Through our contractual relationships with approximately 50,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), air freight and ocean carriers, we select and hire the appropriate transportation to manage our customers’ freight needs. Being non-asset based means we can be flexible and focus on seeking solutions that work for our customers, rather than focusing on asset utilization. As an integral part of our transportation services, we provide a wide range of value-added logistics services, such as supply chain analysis, freight consolidation, core carrier program management, and information reporting.

In addition to multimodal transportation services, we have two other logistics business lines: fresh produce sourcing and fee-based information services.

Sourcing (the buying, selling, and marketing of fresh produce) was our original business when we were founded in 1905. Much of our logistics expertise can be traced to our significant experience in handling perishable commodities. We purchase fresh produce through our network of independent produce suppliers. Our customers include regional and national grocery retailers and restaurants, produce wholesalers, and foodservice distributors. In many cases, we also arrange the transport of the fresh produce we sell through our relationships with owners of specialized transportation equipment. We have developed our own brands of produce including, The Fresh 1® and OurWorld® organics, and also have entered into licensing agreements to distribute produce under other national brand names. The produce for these brands is sourced through a preferred grower network and packed to order through contract packing agreements. We have instituted quality assurance and monitoring procedures as part of our sourcing business.

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

Our business model has been the main driver of our strong historical results and has positioned us for continued growth. One of our competitive advantages is our branch network of 228 offices, staffed by approximately 6,100 salespeople. These branch employees are in close proximity to both customers and transportation providers, which gives them broad knowledge of their local markets and enables them to respond quickly to customers’ and transportation providers’ changing needs. Employees act as a team in their sales efforts, customer service, and operations. Approximately 35 percent of our truckload shipments are shared transactions between branches. Our branches work together to complete transactions and collectively meet the needs of our customers. For large multi-location customers, we often coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. Our methodology of providing services is very similar across all branches. Our North American branches have a common technology platform that they use to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction. A significant portion of our branch employees’ compensation is performance-oriented, based on the profitability of their branch and their contributions to the success of the branch. We believe this makes our sales employees more service-oriented, focused, and creative.

Historically we have grown primarily through internal growth, by expanding current offices, opening new branch offices, and hiring additional salespeople. We have augmented our growth through selective acquisitions. In August 2008, we acquired certain operating subsidiaries of Transera International Holdings, Ltd. (“Transera”), a project forwarding company based in Calgary, Canada. Project forwarding involves international transport and forwarding of oversized and over dimensional freight on a project basis. Transera has annual gross revenues of approximately $125 million.

Multimodal Transportation and Logistics Services

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

We provide all of the following transportation and logistics services:

•

Truckload — Through our contracts with motor carriers, we have access to dry vans, temperature-controlled units, and flatbeds. We also offer time-definite and expedited truck transportation. In many instances, we will consolidate partial shipments for several customers into full truckloads.

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

•

Ocean — We consolidate shipments, determine routing, select ocean carriers, contract for ocean shipments, provide for local pickup and delivery of shipments, and arrange for customs clearance of shipments, including the payment of duties.

•	Air — We provide door-to-door service as a full-service international and domestic air freight forwarder.

•	Other Logistics Services — We provide transportation management, customs brokerage, and warehousing and consolidation services.

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

Once the carrier is selected, the salesperson communicates with the carrier to agree on the price for the transportation and the carrier’s commitment to provide the transportation. We are in contact with the carrier through numerous means of communication (including EDI, our proprietary web site CHRWTrucks.com®, e-mail, fax, and telephone) to provide tracking and status updates of the shipment through delivery.

For most of our transportation and logistics services, we are a principal in the transaction. By accepting the customer’s order, we accept certain responsibilities for transportation of the shipment from origin to destination. The carrier’s contract is with us, not the customer, and we are responsible for prompt payment of carrier charges. In the cases where we have agreed (either contractually or otherwise) to pay for claims for damage to freight while in transit, we pursue reimbursement from the carrier for the claims.

In our transportation management business, we are acting as a shipper’s agent and we collect a fee for our services. We are not a principal in the transaction.

As a result of our logistics capabilities, some of our customers have us handle all, or a substantial portion, of their freight transportation requirements to or from a particular manufacturing facility or distribution center. Our branch employees price our services to provide a profit to us for the totality of services performed for the customer. In some cases our services to the customer are priced on a spot market, or transactional basis. In a number of instances, we have contracts with the customer in which we agree to handle an estimated number of shipments usually to specified destinations, such as from the customer’s plant to a distribution center. Our commitment to handle the shipments is usually at specific rates, subject to seasonal variation. Most of our rate commitments are for one year or less. As is typical in the transportation industry, most of these contracts do not include specific volume commitments. When we enter into prearranged rate agreements for truckload services with our customers we have fuel surcharge agreements in addition to the underlying line-haul portion of the rate.

The majority of our truckload freight is priced to our contract carriers on a spot market, or transactional, basis, even when we are working with the customer on a contractual basis. When we enter into spot transactions with contract motor carriers, we generally negotiate a mutually-agreed upon total market rate that includes all costs, including any applicable fuel expense. However, we will estimate and report fuel separately, if requested by the carrier. In a small number of cases, we may get advance commitments from one or more carriers to transport contracted shipments, for the length of our customer contract. In those cases where we have prearranged rates with carriers, there is a calculated fuel surcharge based on a mutually agreed-upon formula.

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

As we have emphasized integrated logistics solutions, our relationships with many customers have broadened and we have become key providers to our customers, responsible for a greater portion of their supply chain management. We may serve our customers through specially created teams and through several branches. Our multimodal transportation services are provided to numerous international customers through our worldwide branch network. See Note 1 in the Notes to Consolidated Financial Statements included as part of our audited consolidated financial statements for an allocation of our gross revenues from domestic and foreign customers for the years ended December 31, 2008, 2007, and 2006 and our long-lived assets as of December 31, 2008, and 2007 in the United States and in foreign locations.

The table below shows our gross profits by transportation mode for the periods indicated:

Transportation Gross Profits

(in thousands)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Truck(1)	$1,030,070	$949,277	$822,954	$666,605	$501,940
Intermodal	43,618	38,670	36,176	31,392	29,960
Ocean	62,094	43,530	37,150	29,182	20,558
Air	35,390	31,315	21,533	13,321	8,570
Miscellaneous(2)	41,407	35,240	28,152	19,824	14,709

Total	$1,212,579	$1,098,032	$945,965	$760,324	$575,737

(1)	Includes truckload and LTL gross profits.
(2)	Consists of fee-based transportation management services, customs clearance (Automated Brokerage Interface (ABI) and Automated Clearing House (ACH) capabilities with the Bureau of U.S. Customs and Border Protection), warehousing, and other miscellaneous services.

Transportation services accounted for approximately 88 percent of our gross profits in 2008 and 2007 and 87 percent in 2006.

Sourcing

Throughout our 103-year history, we have been in the business of sourcing fresh produce. Much of our logistics expertise can be traced to our significant experience in handling perishable commodities. Because of its perishable nature, produce must be rapidly packaged, carefully transported within tight timetables usually in temperature controlled equipment, and quickly distributed to replenish high-turnover inventories maintained by retailers, wholesalers, foodservice companies, and restaurants. In many instances, we consolidate individual customers’ produce orders into truckload quantities at the point of origin and arrange for transportation of the truckloads, often to multiple destinations.

For several years, we have actively sought to expand our Sourcing customer base by focusing on large multistore grocery retailers, restaurant chains, and foodservice providers. Historically, grocery retailers have relied primarily on regional or even local purchases from food wholesalers for produce sourcing and store-level distribution. As these retailers have expanded through store openings and industry consolidation, these methods have become inefficient. Our logistics and perishable commodities sourcing expertise can improve the retailers’ produce purchasing, and provide consistent quality across regions and stores.

Our Sourcing services have expanded to include just-in-time replenishment, commodity management and business analysis. We have various national and regional branded produce programs, including both proprietary brands (The Fresh 1®, Fresh’n Easy®, Our World® Organics, Tropic Sweet®, Tomorrow’s® Organics, and Kensington Farms®) and licensed brands (Mott’s®, Tropicana®, Welch’s®, and Bambino®). These programs contain a wide variety of fresh bulk and value added fruits and vegetables that are high in quality. These brands have expanded our market presence and relationships with many of our retail customers. We have also instituted quality assurance and monitoring programs as part of our branded and preferred supplier programs.

Sourcing accounted for approximately eight percent of our gross profits in 2008 and 2007 and nine percent in 2006.

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

Information Services accounted for approximately four percent of our gross profits in 2008, 2007, and 2006.

Organization

To keep us close to our customers and markets, we operate through a network of offices, which we call “branches.” We currently have 228 branches, up from 218 in 2007. Our branches are supported by executives and other centralized, shared services. Approximately ten percent of our employees are corporate employees who provide these centralized, shared services. Over one-third of these corporate employees are information technology personnel who develop and maintain our proprietary operating system software and our wide area network.

Branch Network

We currently have branches in the following areas of the world:

Region	Number of Branches
North America	177
Europe	28
Asia	18
South America	4
Middle East	1

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

Salespeople in the branches both sell to and service their customers. Sales opportunities are identified through our database, referrals from current customers, leads generated by branch office personnel through knowledge of their local and regional markets, and third party sources such as industry directories. Salespeople are also responsible for recruiting new carriers, who are referred to our centralized carrier services group to make sure they are properly licensed and insured, and that they do not have an unacceptable safety rating.

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

Employees at a branch operate and are compensated in large part on a team basis. The team structure is motivated by our performance-based compensation system, in which a significant portion of the cash compensation of most branch managers and salespeople is dependent on the profitability of their particular branch or business unit. Branch managers and salespeople who have been employed for at least one complete year are paid a performance-based bonus which is a portion of the branch’s earnings for that calendar year. The percentage they can potentially earn is predetermined in an annual bonus contract and is based on their productivity and contributions to the overall success of the branch. Employees can also receive profit sharing contributions that depend on our overall profitability and other factors in our 401(k) plan. In some special circumstances, such as opening new branches, we may guarantee a level of compensation to the branch manager and key salespersons for a short period of time.

All of our managers and certain other employees who have significant responsibilities are eligible to participate in our amended 1997 Omnibus Stock Plan. Within that plan, in 2003 we began regularly issuing restricted stock and restricted stock units as our primary equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders. For most restricted equity awards, restricted stock and units are available to vest over five calendar years, based on company performance.

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

Executive Officers

Under our decentralized business structure, branch managers, while retaining autonomy for their branch performance, receive guidance and support from the executives at our central corporate office. These executives provide training and education, develop new services and applications to be offered to customers, analyze and monitor branch productivity and performance metrics, share operations and management guidance, and provide broad market analysis.

The Board of Directors designates the executive officers annually. Below are the names, ages, and positions of the executive officers:

Name	Age	Position
John P. Wiehoff	47	Chief Executive Officer and Chairman of the Board
James E. Butts	53	Senior Vice President
Ben G. Campbell	43	Vice President, General Counsel and Secretary
James P. Lemke	41	Senior Vice President
Chad M. Lindbloom	44	Senior Vice President and Chief Financial Officer
Scott A. Satterlee	40	Senior Vice President
Mark A. Walker	51	Senior Vice President

John P. Wiehoff has been chief executive officer of C.H. Robinson since May 2002, President of the company since December 1999, a director since 2001, and became the Chairman in January 2007. Previous positions with the company include Senior Vice President from October 1998, Chief Financial Officer from July 1998 to December 1999, Treasurer from August 1997 to June 1998, and Corporate Controller from 1992 to June 1998. Prior to that, John was employed by Arthur Andersen LLP. John also serves on the Boards of Directors of Polaris Industries Inc. and Donaldson Company, Inc. He holds a Bachelor of Science degree from St. John’s University.

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

Ben G. Campbell was named vice president, general counsel and secretary in January 2009. Ben joined C.H. Robinson in 2004 and most recently held the position of assistant general counsel. Before coming to C.H. Robinson, Ben was a partner at Rider Bennett, LLP, in Minneapolis. Ben holds a Bachelor of Science degree from St. John’s University and a Juris Doctor from William Mitchell Law School.

James P. Lemke was named senior vice president in December 2007, having served as vice president, sourcing since 2003. Prior to that time, he served as the vice president and manager of C.H. Robinson’s Corporate Procurement and Distribution Services division. Jim joined the company in 1989. Jim holds a Bachelors of Arts degree in International Relations from the University of Minnesota.

Chad M. Lindbloom was named a senior vice president in December 2007. He has served as an executive and as chief financial officer since 1999. From June 1998 until December 1999, he served as corporate controller. Chad joined the company in 1990. Chad holds a Bachelor of Science degree and a Masters of Business Administration from the Carlson School of Management at the University of Minnesota. Chad also serves on the Board of Directors of Xata Corporation, a provider of vehicle data and fleet operations services to the trucking industry, and is a member of the Board of Directors of Children’s Hospitals and Clinics of Minnesota.

Scott A. Satterlee was named a senior vice president in December 2007. He has served as an executive and officer of C.H. Robinson since February 2002. Additional positions with C.H. Robinson include director of operations and manager of the Salt Lake City branch office. Scott joined the company in 1991. Scott holds a Bachelor of Arts degree from the University of St. Thomas. Scott also serves on the Board of Directors of Fastenal, the largest fastener distributor in the nation.

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

Employees

As of December 31, 2008, we had a total of 7,961 employees, of whom approximately 7,100 were located in our branch offices. Services such as accounting, information technology, legal, marketing, human resource support, credit and claims management, and carrier services are supported centrally.

Customers and Marketing

We seek to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing them with a full range of logistics services. During 2008, we served over 32,000 customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries. During 2008, no customer accounted for more than six percent of gross revenues or three percent of gross profits. In recent years, we have grown by adding new customers and by increasing our volumes with, and providing more services to, our existing customers.

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

Branches seek additional business from existing customers and pursue new customers based on their knowledge of local markets and the range and value of logistics services that we can provide. We have also expanded our national sales and marketing support to enhance branch sales capabilities. Branches also call on our executives, our corporate sales staff, and a central logistics group to support them in the pursuit of multinational corporations and other companies with more complex logistics requirements.

Relationships with Transportation Providers

We continually work on establishing relationships with qualified transportation providers that also meet our service requirements to assure dependable services, favorable pricing, and carrier availability during periods when demand for transportation equipment is greater than the supply. Because we do not own any transportation equipment or employ the people directly involved with the delivery of our customers’ freight, these relationships are critical to our success.

As of December 31, 2008, we had worked with approximately 50,000 transportation providers worldwide, of which the vast majority are motor carriers. To strengthen and maintain our relationships with motor carriers, our salespeople regularly communicate with carriers and try to assist them by increasing their equipment utilization, reducing their empty miles, and repositioning their equipment. To make it easier for carriers to work with us, we have a policy of prompt payment upon receipt of proof of delivery. For those carriers who would like a faster payment, we also offer payment within 48 hours of receipt of proof of delivery in exchange for a discount, along with offering in-trip cash advances through our T-Chek subsidiary.

These motor carriers provide access to temperature controlled vans, dry vans and flatbeds. These carriers are of all sizes, including owner-operators of a single truck, small and mid-size fleets, private fleets and the largest national trucking companies. Consequently, we are not dependent on any one carrier. Our largest truckload carrier was less than one percent of our total cost of transportation in 2008. Motor carriers that had fewer than 100 tractors transported approximately 75 percent of our truckload shipments in 2008. We qualify each carrier to make sure it is properly licensed and insured, has the necessary federally issued authority to provide transportation services, and that it has the resources to provide the necessary level of service on a dependable basis. Our motor carrier contracts require that the carrier issue invoices only to and accept payment solely from us, and allow us to withhold payment to satisfy previous claims or shortages. Our standard contracts do not include volume commitments, and the initial contract rate is modified each time we confirm an individual shipment with a carrier.

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

In our non-vessel operating common carrier (NVOCC) ocean transportation and freight forwarding business, we have contracts with most of the major ocean carriers which support a variety of service and rate needs for our customers. We negotiate annual contracts that establish the predetermined rates we agree to pay our ocean carriers. The rates are negotiated based on expected volumes from our customers, specific trade lane requirements, and anticipated growth in the international shipping marketplace. These contracts are often amended throughout the year to reflect changes in market conditions for our business, such as additional trade lanes.

In our air freight forwarding business, we purchase transportation services from approximately 200 air carriers through charter services, block space agreements, and transactional spot market negotiations. Through charter services we contract part or all of an airplane to meet customer requirements. Our block space agreements are annual contracts that include fixed allocations for predetermined flights at agreed upon rates that are reviewed annually or throughout the year. The transactional negotiations afford us the ability to capture excess capacity at prevailing market rates for a specific shipment.

Competition

The transportation services industry is highly competitive and fragmented. We compete against a large number of other non-asset based logistics companies, asset-based trucking companies, third party freight brokers, carriers offering logistics services, and freight forwarders. We also compete against carriers’ internal sales forces. We also buy from and sell transportation services to companies that compete with us.

In our Sourcing business, we compete with produce brokers, produce growers, produce marketing companies, produce wholesalers, and foodservice buying groups. We also buy from and sell produce to companies that compete with us.

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

•	Our 50,000 carrier relationships;

•

Our size, relative to other providers, is an advantage in attracting more carriers, which in turn enables us to serve our customers more efficiently and earn more business. Additionally, because of the large number of transactions we do annually, 7.3 million in 2008, we have greater opportunity to efficiently identify available capacity for our customers’ needs;

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

Communications and Information Systems

Our information systems are essential to our ability to efficiently communicate, service our customers and carriers, and manage our business. Our proprietary information systems help our employees efficiently manage more than 7.3 million shipments annually, 32,000 customer relationships, and 50,000 carrier relationships. Our employees are linked with each other and with our customers, carriers, and suppliers by telephone, fax, Internet, e-mail, and/or EDI to communicate shipment requirements and availability, and to confirm and bill orders.

Our branch employees use our information systems to identify freight matching opportunities, communicate and coordinate activity with other branches, and “cross-cover” or find equipment for other branches’ freight. Our systems help our salespeople service customer orders, select the optimal modes of transportation, build and consolidate shipments, and select routes, all based on customer-specific service parameters. Our systems also make shipment data visible to the entire sales team as well as customers and carriers, enabling our salespeople to select carriers and track shipments in progress. Our systems automatically provide alerts to arising problems. Our systems also provide performance and productivity reports that our managers and executives can use to more efficiently manage our business.

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

Government Regulation

We are subject to licensing and regulation as a transportation broker and are licensed by the U.S. Department of Transportation (“DOT”) to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. Under certain limited circumstances, one of our subsidiary companies provides limited motor carrier transportation services that require registration with the DOT and compliance with certain economic regulations administered by the DOT, including a requirement to maintain insurance coverage in minimum prescribed amounts. We are also subject to regulation by the Federal Maritime Commission as an ocean freight forwarder and a NVOCC for which we maintain separate bonds and licenses for each. We operate as an indirect air carrier of cargo subject to commercial standards set forth by the International Air Transport Association and federal regulations issued by the Transportation Security Administration and provide customs brokerage services as a customs broker under a license issued by the Bureau of U.S. Customs and Border Protection. We also have and maintain other licenses as required by law.

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

Risk Management and Insurance

We contractually require all motor carriers we work with to carry at least $750,000 in auto insurance and $25,000 in cargo insurance. We also require all motor carriers to maintain workers compensation and other insurance coverage as required by law. Many carriers have insurance exceeding these minimum requirements. Railroads, which are generally self-insured, provide limited common carrier liability protection, generally up to $250,000 per shipment.

As a property freight broker, we are not legally liable for damage to our customer’s cargo. In our customer contracts, we may agree to assume cargo liability up to a stated maximum. We do not assume cargo liability to our customers above minimum industry standards in our international freight forwarding, ocean transportation, and air freight businesses. We offer our customers the option to purchase ocean marine cargo coverage to insure goods in transit. When we agree to store goods for our customers for longer terms, we provide limited warehouseman’s coverage to our customers and contract for warehousing services from companies that provide us the same degree of coverage.

We maintain a broad cargo liability insurance policy to protect us against catastrophic losses that may not be recovered from the responsible carrier. We also carry various liability insurance policies, including auto and general liability, with a $200 million umbrella in 2008 and 2009. Our contingent auto liability coverage has a retention of $5 million per incident for the years 2004 through 2006, $3 million per incident for 2007 and 2008, and $5 million per incident in 2009.

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

Except for the historical information contained in this Form 10-K, the matters set forth in this document may be deemed to be forward-looking statements that represent our expectations, beliefs, intentions or strategies concerning future events. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience or our present expectations, including, but not limited to such factors such as changes in economic conditions such as the current recession and decreased consumer confidence, changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and availability of truck capacity or alternative means of transporting freight, and changes in relationships with existing truck, rail, ocean and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to integrate the operations of acquired companies with our historic operations successfully; risks associated with litigation and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel shortages and the impact of war on the economy; and other risks and uncertainties ,including those described below.

ITEM 1A.	RISK FACTORS

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

The current economic recession could have a significant, adverse impact on our business. The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest rate fluctuations, and other economic factors beyond our control. Deterioration in the current economic environment subjects our business to various risks, which may have a material impact on our operating results and cause us to not reach our long-term growth goals:

•

Decrease in volumes—A reduction in overall freight volumes in the marketplace reduces our opportunities for growth. A significant portion of our freight is transactional or “spot” market opportunities. The transactional market may be more impacted than the freight market overall by the economic recession. In addition, if a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, particularly among certain national retailers or in the food, beverage, retail, manufacturing, paper, or printing industries, our operating results could be adversely affected. Slower freight volumes in the marketplace also impact growth in our Information Services business due to reduced use of their fuel card services. A sustained period of slow freight demand is the most challenging environment for our business. Due to overall economic conditions and the decline in North American truckload volumes in 2008, which are our largest source of gross profits, we did not achieve our long-term growth goal of 15 percent in 2008. The continued existence of overall recessionary conditions will make it difficult for us to meet our long-term growth goals in 2009.

•

Credit risk and working capital—Due to the economic recession and the difficulties many of our customers are facing, our customers may not be able to pay us and some may go out of business. In addition, some customers may not pay us as quickly as they have in the past, causing our working capital needs to increase.

•

Transportation provider failures—A significant number of our transportation providers may go out of business and we may be unable to secure sufficient equipment or other transportation services to meet our commitments to our customers.

•

Expense management—We may not be able to appropriately adjust our expenses to changing market demands. Personnel is our largest expense. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing level to our business needs. In addition, we have other variable expenses that are fixed for a period of time and we may not be able to adequately adjust them in a period of rapid change in market demand.

•	Instability of financial markets and low interest rates—The current interest rate environment has significantly reduced our investment income and may continue to do so in the future.

Higher carrier prices may result in decreased gross profit margin. Carriers can be expected to charge higher prices to cover higher operating expenses, and our gross profits and income from operations may decrease if we are unable to pass through to our customers the full amount of higher transportation costs.

Changing fuel costs may have an impact on our gross profit margins. In our truckload transportation business, which is the largest source of our gross profits, rising fuel prices may result in a decreased gross profit margin. When we enter into prearranged rate agreements for truckload services with our customers we have fuel surcharge agreements in addition to the underlying line-haul portion of the rate. When we are purchasing transportation services, the majority of our truckload freight is priced to our contract carriers on a spot market, or transactional, basis, even when we are working with the customer on a contractual basis. For spot transactions with contract motor carriers, we generally negotiate a mutually-agreed upon total market rate that includes all costs, including any applicable fuel expense. However, we will estimate and report fuel separately, if requested by the carrier. While our different pricing arrangements with customers and carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through to our business. Therefore, in times of higher fuel prices, our gross profit margin percentage declines.

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

Our ability to appropriately staff and retain employees is important to our variable cost model. Our continued success depends upon our ability to attract and retain a large group of motivated salespersons and other logistics professionals. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing level to our business needs. We cannot guarantee that we will be able to continue to hire and retain a sufficient number of qualified personnel. Because of our comprehensive employee training program, our employees are attractive targets for new and existing competitors. Continued success depends in large part on our ability to develop successful employees into managers.

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

We are reliant on technology to operate our business. We have internally developed the majority of our operating systems. Our continued success is dependent on our systems continuing to operate and to meet the changing needs of our customers. We are reliant on our technology staff and vendors to successfully implement changes to and maintain our operating systems in an efficient manner. Computer viruses could cause an interruption to the availability of our systems. Unauthorized access to our systems with malicious intent could result in the theft of proprietary information and in systems outages. An unplanned systems outage or unauthorized access to our systems could materially and adversely affect our business.

Because we manage our business on a decentralized basis, our operations may be materially adversely affected by inconsistent management practices. We manage our business on a decentralized basis through a network of branch offices throughout North America, Europe, Asia, South America, and the Middle East, supported by executives and services in a central corporate office, with branch management retaining responsibility for day-to-day operations, profitability, personnel decisions and the growth of the business in their branch. Our decentralized operating strategy can make it difficult for us to implement strategic decisions and coordinated procedures throughout our global operations. In addition, certain of our branches operate with management, sales and support personnel that may be insufficient to support growth in their respective branch without significant central oversight and coordination. Our decentralized operating strategy could result in inconsistent management practices and materially and adversely affect our overall profitability and expose us to litigation.

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

We are subject to claims arising from our transportation operations. We use the services of thousands of transportation companies and their drivers in connection with our transportation operations. From time to time, the drivers employed and engaged by the carriers we contract with are involved in accidents which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the carrier. Although these drivers are not our employees and all of these drivers are employees, owner operators or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. In addition, our auto liability policy has a retention of $5 million per incident for years 2004 through 2006, $3 million per incident for 2007 and 2008, and $5 million per incident in 2009. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims, could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability.

Our Sourcing business is dependent upon the supply and price of fresh produce. The supply and price of fresh produce is affected by weather and growing conditions (such as drought, insects, and disease), and other conditions over which we have no control. Commodity prices can be affected by shortages or overproduction and are often highly volatile. If we are unable to secure fresh produce to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently.

Sourcing and reselling fresh produce exposes us to possible product liability. Agricultural chemicals used on fresh produce are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Product recalls in the produce industry have been caused by concern about particular chemicals and alleged contamination, often leading to lawsuits brought by consumers of allegedly affected produce. Because we sell produce, we may face claims for a variety of damages arising from the sale which may include potentially uninsured consequential damages. While we are insured for up to $201 million in 2008 and 2009 for product liability claims, settlement of class action claims is often costly, and we cannot guarantee that our liability coverage will be adequate and will continue to be available. If we have to recall produce, we may be required to bear the cost of repurchasing, transporting and destroying any allegedly contaminated product, as well as consequential damages, which our insurance does not cover. Any recall or allegation of contamination could affect our reputation, particularly of our proprietary and/or licensed branded produce programs. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.

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

Our growth and profitability may not continue, which may result in a decrease in our stock price. Historically, our long-term growth objective has been 15 percent for gross profits, operating income, and earnings per share. There can be no assurance that our long-term growth objective will be achieved or that we will be able to effectively adapt our management, administrative and operational systems to respond to any future growth. Future changes in and expansion of our business, or changes in economic or political conditions could adversely affect our operating margins. Slower or less profitable growth or losses could adversely affect our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We built a new 105,000 square foot corporate headquarters facility in Eden Prairie, Minnesota which opened in October, 2007. We also lease approximately 67,000 square feet of additional office space in Eden Prairie, Minnesota for our information technology function.

All but one of our branch offices are leased from third parties under leases with initial terms ranging from three to fifteen years. Our office locations range in space from 1,000 to 153,000 square feet. The following table lists our largest locations:

City/State	Approximate Square Feet
Eden Prairie, MN	153,000
Eden Prairie, MN(1)	105,000
Chicago, IL(1)	80,000
Eden Prairie, MN	67,000
Atlanta, GA	27,350
Chicago, IL	20,847
Coralville, IA	19,182
Southfield, MI	18,464
Woodridge, IL	16,914
Fort Worth, TX	15,000
Elk Grove Village, IL	13,163
Monterrey, CA	12,712
Madison, WI	12,400
Kansas City, KS	12,174
Cordova, TN	11,617
Lisle, IL	11,613
Sartell, MN	11,494
Chicago, IL	11,355
Los Angeles, CA	10,695
Tampa, FL	10,641
Mississauga, ONT	10,304

(1)	These properties are owned. All other properties in the table above are leased from third parties.

We also lease approximately 488,000 square feet of warehouse space throughout the United States. The following table lists our largest warehouses:

City/State	Approximate Square Feet
Carson, CA	101,200
Vancouver, WA	79,000
Compton, CA	62,000
Rochester, NY	54,000
Medley, FL	53,500
Edinburg, TX	48,000
Lemont, IL	47,000
Elk Grove Village, IL	30,200

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

Although insurance fully funded the gender class settlement, those insurers reserved the right to seek a court ruling that a portion of the settlement was not covered under their policies, and also to dispute payment of certain defense costs incurred in that litigation. Insurance coverage litigation between us and one of our insurance carriers concerning these issues and insurance coverage for individual lawsuits that were not part of the class settlement has been pending in Minnesota State Court. Recent court rulings have determined that the gender class settlement payment was appropriately covered under applicable policies, and that the insurance carrier has a duty to reimburse reasonable defense costs in the gender class action and all but two of the individual lawsuits, and to indemnify us in all but two of the individual lawsuits. This ruling is being appealed by the insurance carrier.

The settlement of the gender discrimination class claims did not include claims of putative class members who subsequently filed individual Equal Employment Opportunity Commission (EEOC) charges after the denial of class status. 54 of those EEOC claimants filed lawsuits. 52 of those suits have been settled or dismissed. The settlement amounts were not material to our financial position or results of operations. We are vigorously defending the remaining two lawsuits.

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

Our Common Stock began trading on The NASDAQ National Market under the symbol “CHRW” on October 15, 1997.

Quarterly market information can be found in Part II, Item 8. Financial Statements and Supplementary Data, Note 11.

On February 23, 2009, the closing sales price per share of our Common Stock as quoted on the NASDAQ National Market was $42.64 per share. On February 23, 2009, there were approximately 211 holders of record and approximately 88,600 beneficial owners of our Common Stock.

During 1999, our Board of Directors authorized a stock repurchase program, allowing for the repurchase of 8,000,000 shares. There are no shares remaining for purchase under this program. During 2007, the Board of Directors authorized management to repurchase an additional 10,000,000 shares under the program. We purchased approximately 3.7 million shares of our Common Stock in 2008 under this program and approximately 100,000 shares in 2007 under this program. There are approximately 6.2 million shares remaining for purchase under this program. We intend to fund any future repurchases with internally generated funds.

We declared quarterly dividends during 2007 for an aggregate of $0.76 per share and quarterly dividends during 2008 for an aggregate of $0.90 per share. We have declared a quarterly dividend of $0.24 per share payable to shareholders of record as of March 6, 2009, payable on April 1, 2009. Our declaration of dividends is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon our results of operations, capital requirements and financial condition, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or continue to pay dividends on the shares of Common Stock in the future.

Participants in the Robinson Companies Retirement Plan may, among other investment options, elect to invest their contributions and all company matching contributions in shares of our Common Stock. When plan participants elect to invest plan contributions in shares of our Common Stock, the plan trustee, Wachovia, purchases shares of our Common Stock on the open market and holds those shares beneficially for plan participants. During the quarter ended December 31, 2008, plan participants elected to invest plan contributions in a total of approximately 26,275 shares of our Common Stock having an approximate aggregate purchase price of $1,268,325. Because participants may elect to invest plan contributions in shares of our Common Stock, the plan is required to be registered under the Securities Act of 1933. There is no exemption from registration under the Securities Act available for the plan. On November 12, 2003, we registered the plan pursuant to a Form S-8 filed with the Securities and Exchange Commission.

The following table provides information about company purchases during the quarter ended December 31, 2008 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares (or Units)Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares (or Units)That May Yet Be Purchased Under The Plans or Programs(1)
October 2008	117,100	$48.50	117,100	7,108,400
November 2008	409,100	50.81	409,100	6,699,300
December 2008	483,604	50.13	483,604	6,215,696

Fourth quarter 2008	1,009,804	$50.21	1,009,804	6,215,696

(1)	In 2007, our Board of Directors approved the repurchase by us of up to an additional 10,000,000 shares of our common stock pursuant to our existing stock repurchase program (the “Program”). Unless terminated earlier by resolution of our Board of Directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

The graph below compares the cumulative 5-year total return of holders of C.H. Robinson Worldwide, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Transportation index, and the S&P Midcap 400 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2003 to December 31, 2008.

	December 31,
	2003	2004	2005	2006	2007	2008
C.H. Robinson Worldwide, Inc.	$100.00	$148.14	$199.83	$223.56	$300.30	$310.50
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
S&P Midcap 400	100.00	116.48	131.11	144.64	156.18	99.59
NASDAQ Transportation	100.00	130.10	153.17	173.60	176.28	126.49

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial date for each of the five years in the period ended December 31, 2008 (amounts in thousands, except per share amounts). This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

STATEMENT OF OPERATIONS DATA Year Ended December 31,	2008	2007	2006	2005(1)	2004(1)
Gross revenues	$8,578,614	$7,316,223	$6,556,194	$5,688,948	$4,341,538
Gross profits	1,374,963	1,243,778	1,082,544	879,750	660,991
Income from operations	571,586	509,684	417,845	326,361	222,768
Net income	359,177	324,261	266,925	203,358	137,254
Net income per share
Basic	$2.12	$1.90	$1.56	$1.20	$.81
Diluted	$2.08	$1.86	$1.53	$1.16	$.79
Weighted average number of shares outstanding (in thousands)
Basic	169,056	170,493	170,888	170,052	169,228
Diluted	172,733	174,040	174,787	174,698	173,144
Dividends per share	$.900	$.760	$.570	$.355	$.255

BALANCE SHEET DATA As of December 31,
Working capital	$650,218	$631,537	$569,199	$472,298	$393,168
Total assets	1,815,721	1,811,307	1,631,693	1,395,068	1,080,696
Total long-term debt	—	—	—	—	—
Stockholders’ investment	1,107,221	1,042,249	943,722	780,037	620,856

OPERATING DATA
Branches	228	218	214	196	176
Employees	7,961	7,332	6,768	5,776	4,806
Average gross profits per employee(2)	$178	$177	$172	$166	$149

(1)	On October 14, 2005, the company’s shareholders approved a 2-for-1 stock split. All share and per share amounts have been restated to reflect the retroactive effect of the stock split.
(2)	Management uses gross profits per employee as a key performance to analyze our productivity, to benchmark the financial performance of our branches, and to analyze impacts of technology and other investments in our business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table illustrates our gross profit margins by services and products:

For the years ended December 31,	2008	2007	2006
Transportation	17.0%	18.4%	17.8%
Sourcing	8.0	7.7	7.9
Information Services	100.0	100.0	100.0

Total	16.0%	17.0%	16.5%

The following table summarizes our gross profits by service line:

For the years ended December 31 (Dollars in thousands)	2008	2007	Change	2006	Change
Gross profits:
Transportation
Truck	$1,030,070	$949,277	8.5%	$822,954	15.3%
Intermodal	43,618	38,670	12.8	36,176	6.9
Ocean	62,094	43,530	42.6	37,150	17.2
Air	35,390	31,315	13.0	21,533	45.4
Miscellaneous	41,407	35,240	17.5	28,152	25.2

Total Transportation	1,212,579	1,098,032	10.4	945,965	16.1

Sourcing	111,634	100,220	11.4	94,229	6.4
Information Services	50,750	45,526	11.5	42,350	7.5

Total	$1,374,963	$1,243,778	10.5%	$1,082,544	14.9%

The following table represents certain statements of operations data, shown as percentages of our gross profits:

For the years ended December 31,	2008	2007	2006
Gross profits	100.0%	100.0%	100.0%
Selling, general, and administrative expenses:
Personnel expenses	43.8	45.7	47.7
Other selling, general, and administrative expenses	14.6	13.4	13.7

Total selling, general, and administrative expenses	58.4	59.1	61.4

Income from operations	41.6	40.9	38.6

Investment and other income	0.5	1.2	1.1
Income before provision for income taxes	42.1	42.1	39.7

Provision for income taxes	16.0	16.0	15.0

Net income	26.1%	26.1%	24.7%

OVERVIEW

Our company. We are a global provider of multimodal transportation services and logistics solutions, operating through a network of branch offices in North America, Europe, Asia, South America, and the Middle East. We are a non-asset based transportation provider, meaning we do not own the transportation equipment that is used to transport our customers’ freight. We work with approximately 50,000 transportation companies worldwide, and through those relationships we select and hire the appropriate transportation providers to meet our customers’ needs. As an integral part of our transportation services, we provide a wide range of value added logistics services, such as supply chain analysis, freight consolidation, core carrier program management, and information reporting.

In addition to multimodal transportation services, we have two other logistics business lines: fresh produce sourcing and fee-based information services. Our Sourcing business is the buying, selling, and marketing of fresh produce. We purchase fresh produce through our network of produce suppliers and sell it to retail grocers and restaurant chains, produce wholesalers, foodservice and distributors. In the majority of cases, we also arrange the transportation of the produce we sell through our relationships with specialized transportation companies. Our Information Services business is our subsidiary, T-Chek Systems, Inc., which provides a variety of management and information services to motor carrier companies and to fuel distributors. Those services include funds transfer, driver payroll services, fuel management services, permit procurement, and fuel and use tax reporting.

Our business model. We are a service company. We act principally to add value and expertise in the procurement and execution of transportation and logistics, including sourcing of produce products for our customers. Our gross revenues represent the total dollar value of services and goods we sell to our customers. Our gross profits are our gross revenues less the direct costs of transportation, products, and handling, including motor carrier, rail, ocean, air, and other costs, and the purchase price of the products we source. Our gross profits are the primary indicator of our ability to source, add value, and sell services and products that are provided by third parties, and we consider them to be our primary performance measurement. Accordingly, the discussion of our results of operations below focuses on the changes in our gross profits.

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

Our branch network. Our branch network is a major competitive advantage. Building local customer and carrier relationships has been an important part of our success, and our worldwide network of offices supports our core strategy of serving customers locally, nationally, and globally. Our branch offices help us penetrate local markets, provide face-to-face service when needed, and recruit contract carriers. Our branch network also gives us knowledge of local market conditions, which is important in the transportation industry because it is so dynamic and market-driven.

Our branches work together to complete transactions and collectively meet the needs of our customers. Approximately 35 percent of our truckload shipments are shared transactions between branches. For many of our significant customer relationships, we coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. In addition, our methodology of providing services is very similar across all branches. Our North American branches have a common technology platform that they use to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction.

During 2008, we increased the size of our branch network by 10 branches, to 228. We opened eight new branches and added two branches through acquisition. We are planning limited branch openings during 2009. Because we usually open new offices with only two or three employees, we do not expect them to make a material contribution to our financial results in the first few years of their operation.

Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people. Our headcount grew by 629 employees during 2008, including 117 employees added by acquisition. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our sales employees more service-oriented, focused, and creative. In 2003, we implemented a restricted stock program to better align our key employees with the interests of our shareholders, and to motivate and retain them for the long term. These restricted stock awards vest over a five-year period based on the performance of the company, and have been awarded annually since 2003.

Our customers. In 2008, we worked with approximately 32,000 customers, up from approximately 29,000 in 2007. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very diverse. Our top 100 customers represented approximately 30 percent of our total gross profits, and our largest customer was approximately three percent of our total gross profits.

Our carriers. Our carrier base includes motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. In 2008, we increased our carrier base to approximately 50,000, up from approximately 48,000 in 2007. While our volume with many of these new providers may still be small, we believe the growth in our contract carrier network shows that we are well positioned to continue to meet our customers’ needs. Motor carriers that had fewer than 100 tractors transported approximately 75 percent of our truckload shipments in 2008. In our truckload business, no single carrier represents more than one percent of our carrier capacity.

Our goals. Since we became a publicly-traded company in 1997, our long-term compounded annual growth target has been 15 percent for gross profits, income from operations, and earnings per share. This goal was based on an analysis of our performance in the previous twenty years, during which our compounded annual growth rate was 15 percent. Although there have been periods where we have not achieved these goals, since 1997 we have exceeded this compounded growth goal in all three categories.

Our expectation is that over time, we will continue to achieve our long-term target of 15 percent growth, but that we will have periods in which we exceed that goal and periods in which we fall short. We expect to reach our long-term growth primarily through internal growth but acquisitions that fit our growth criteria and culture may also augment our growth.

In 2008, our gross profits grew 10.5 percent to $1.4 billion. Our income from operations increased 12.1 percent to $571.6 million and our diluted earnings per share increased 11.8 percent to $2.08. Due to overall economic conditions and the rapid decline in North American truckload volumes, which are the largest source of our gross profits, we did not achieve our long-term growth goal of 15 percent in 2008. Truckload volumes in the marketplace and in our business slowed as the year progressed, and on a per business day basis our North American truckload gross profits declined in December. The environment remains unpredictable. Based on published industry freight indexes and reductions in overall economic activity and manufacturing production, 2009 may be very challenging for growth and it is more likely that we will not achieve our long-term growth goals.

2008 COMPARED TO 2007

Revenues. Gross revenues for 2008 were $8.58 billion, an increase of 17.3 percent over $7.32 billion in 2007. Gross profits in 2008 were $1.37 billion, an increase of 10.5 percent over $1.24 billion in 2007. This was the result of an increase in our Transportation gross profits of 10.4 percent to $1.21 billion, an increase in our Sourcing gross profits of 11.4 percent to $111.6 million, and an increase in our Information Services gross profits of 11.5 percent to $50.8 million.

During 2008, our gross profit margin, or gross profits as a percentage of gross revenues, decreased to 16.0 percent from 17.0 percent in 2007. Transportation gross profit margin decreased to 17.0 percent in 2008 from 18.4 percent in 2007, primarily due to the increased cost of fuel and its impact on our truckload business. While our different pricing arrangements with customers and carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through to our business. Therefore, in times of higher fuel prices, our gross profit margin percentage declines. Sourcing gross profit margin increased to 8.0 percent in 2008 from 7.7 percent in 2007. Information Services is a fee-based business which generates 100 percent gross profit margin.

Transportation gross profits increased 10.4 percent to $1.21 billion in 2008 from $1.10 billion in 2007. Transportation revenues are generated through several transportation services, including truck, intermodal, ocean, air, and miscellaneous services.

Truck gross profits, which consists of truckload and less-than-truckload (LTL), increased 8.5 percent to $1.03 billion in 2008. Truckload volumes increased approximately seven percent in 2008, but deteriorated as the year progressed. Truckload gross profit margins decreased in 2008 due to the higher cost of fuel for most of 2008 compared to 2007. Including fuel, our truckload rates increased approximately nine percent; excluding estimated impacts of fuel, underlying linehaul rates increased approximately one percent. Our LTL volumes increased approximately 19 percent in 2008. LTL gross profit margins for 2008 were consistent with 2007. Despite weakening demand for trucking services in the marketplace, we were able to capture additional market share and grow our volumes with existing customers and gain new customers.

Intermodal gross profits increased 12.8 percent to $43.6 million from $38.7 million in 2007, due to an increase in volumes offset partially by a decrease in our gross profit margins. Cross-selling with existing customers and new customer growth drove our volume growth.

Our ocean transportation gross profits increased 42.6 percent to $62.1 million in 2008. Our growth was driven by an increase in volumes and an increase in our gross profit margins. Our previously disclosed acquisition of Transera on August 1, 2008, contributed approximately 15.3 percent to the overall increase. Our volumes grew due to adding new customers and growth with existing customers. Gross profit margins expanded due to more widely available capacity in the marketplace.

Our air transportation gross profits increased 13.0 percent to $35.4 million in 2008. The increase was driven by significant volume increases partially offset by a decline in our gross profit margins. Our acquisition of Transera contributed approximately five percent to the overall increase.

Miscellaneous transportation gross profits consist primarily of customs brokerage fees and transportation management fees. The increase of 17.5 percent to $41.4 million in 2008 was driven primarily by increases in transportation management business.

Sourcing gross profits increased 11.4 percent to $111.6 million in 2008. Our Sourcing business is the buying and selling of fresh fruits and vegetables. For several years, we have actively sought to expand our Sourcing customer base, focusing on large retailers, restaurant chains, and foodservice providers. As a result, we continue to see the long-term trend of growth in our integrated relationships and value-added products and an expansion of our services, which have resulted in increased volumes and gross profit margins in 2008.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. For 2008, Information Systems gross profits growth of 11.5 percent to $50.8 million was driven primarily by volume growth in local fleet card services, some of our carrier compliance services, cash advance services, maintenance fees, and merchant services. Higher fuel prices contributed to some of our growth because with certain merchants our fee is based on a percentage of the sale amount. Volumes in our over-the-road fuel card declined slightly due to the reduction in freight demand in marketplace, resulting in a smaller number of transactions.

Selling, general, and administrative expenses. Personnel expenses increased 6.0 percent to $601.8 million in 2008, and decreased as a percentage of gross profits to 43.8 percent in 2008 from 45.7 percent in 2007. Personnel expenses account for nearly 75 percent of our total selling, general, and administrative expenses. The increase is largely due to growth in our headcount, which increased by over 600 people, or 8.6 percent in 2008. Expenses related to our restricted stock program and various other incentive plans are variable, based on growth in our earnings. Our slower earnings growth in 2008 compared to 2007 resulted in a decrease in expense related to some of these incentive plans. This contributed to our personnel expenses growing slower than our gross profits.

Other selling, general, and administrative expenses for 2008 were $201.6 million, an increase of 21.3 percent from $166.1 million in 2007. The increase in our selling, general, and administrative expenses was driven by several expense categories, including provision for doubtful accounts, occupancy, and claims. As a percentage of gross profits, other selling, general, and administrative expenses increased to 14.6 percent in 2008 compared to 13.4 percent in 2007.

Our total provision for doubtful accounts was $14.3 million for the year compared to $6.7 million in 2007. Due to economic conditions, we had a higher level of customer-specific payment issues and bankruptcies than we typically experience. It is very difficult for us to predict whether other accounts will have issues in the future but believe our reserve for doubtful accounts is appropriate.

Our occupancy expense increased faster than our gross profits primarily due to primarily to an increase in office space. Occupancy expense is driven primarily by contractual lease agreements of our branch locations, which are fixed in the short-term and therefore difficult to reduce as our gross profit growth slows.

Income from operations. Income from operations increased 12.1 percent to $571.6 million for 2008. This increase was primarily driven by the growth in our gross profits. Income from operations as a percentage of gross profits was 41.6 percent and 40.9 percent for 2008 and 2007.

Investment and other income. Investment and other income decreased 50.8 percent to $6.8 million in 2008. Our investment yield declined significantly from 2007 to 2008 due to changes in the short term high-quality interest rate market. During 2008, nearly all of our investments were in money market funds that generally have a lower yield. During 2007, we were invested in auction rate securities and variable rate demand notes which had a higher investment yield.

Provision for income taxes. Our effective income tax rate was 37.9 percent for 2008 and 38.1 percent for 2007. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net income. Net income increased 10.8 percent to $359.2 million for 2008. Basic net income per share increased 11.6 percent to $2.12. Diluted income per share increased 11.8 percent to $2.08 for 2008.

2007 COMPARED TO 2006

Revenues. Gross revenues for 2007 were $7.32 billion, an increase of 11.6 percent over $6.56 billion in 2006. Gross profits in 2007 were $1.24 billion, an increase of 14.9 percent over $1.08 billion in 2006. This was the result of an increase in our Transportation gross profits of 16.1 percent to $1.10 billion, an increase in our Sourcing gross profits of 6.4 percent to $100.2 million, and an increase in our Information Services gross profits of 7.5 percent to $45.5 million.

During 2007, our gross profit margin, or gross profits as a percentage of gross revenues, increased to 17.0 percent from 16.5 percent in 2006. Transportation gross profit margin increased to 18.4 percent in 2007 from 17.8 percent in 2006. Sourcing gross profit margin decreased to 7.7 percent in 2007 from 7.9 percent in 2006. Information Services is a fee-based business which generates 100 percent gross profit margin.

Transportation gross profits increased 16.1 percent to $1.10 billion in 2007 from $946.0 million in 2006. Transportation revenues are generated through several transportation services, including truck, intermodal, ocean, air, and miscellaneous services.

Truck gross profits, including LTL, increased 15.3 percent to $949.3 million in 2007. This increase was generated by volume growth of over ten percent and increased gross profit margins, partially offset by a rate decline of approximately two percent. This rate decline excludes the impact of higher fuel prices. Despite weakening demand for trucking services in the marketplace, we were able to capture additional market share and grow our volumes with existing customers and gain new customers. Our margins expanded due to more widely available capacity in the marketplace compared to 2006.

Intermodal gross profits increased 6.9 percent to $38.7 million from $36.2 million in 2006, due to an increase in volumes. Our volume growth was driven by cross-selling with existing customers and new customer growth.

Our ocean transportation gross profits increased 17.2 percent to $43.5 million in 2007. Our growth was driven by an increase in volumes and an increase in our gross profit margins. Our volumes grew due to adding new customers and growth with existing customers. Gross profit margins expanded due to more widely available capacity in the marketplace.

Our air transportation gross profits increased 45.4 percent to $31.3 million in 2007. The increase was driven by significant volume increases partially offset by a decline in our gross profit margins, due to changes in our geographic and cargo consolidation mix. Our air gross profits also included approximately $2.1 million of domestic air gross profits from our previously-disclosed acquisition of LXSI Services, Inc. on July 13, 2007.

Miscellaneous transportation gross profits consist primarily of customs brokerage fees and transportation management fees. The increase of 25.2 percent to $35.2 million in 2007 was driven by increases in transportation management business.

Sourcing gross profits increased 6.4 percent to $100.2 million in 2007, driven by growth in our volumes, partially offset by a decrease in our Sourcing gross profit margins. Our Sourcing business is the buying and selling of fresh fruits and vegetables. For several years, we have actively sought to expand our Sourcing customer base, focusing on large retailers, restaurant chains, and foodservice providers. As a result, we continue to see the long-term trend of increases in volume and gross profits in our integrated relationships with these customers, offset by a decline in our business with produce wholesale customers. Our gross profit margin declined in 2007 primarily because of higher prices for certain commodities, related to weather and higher labor and fuel costs.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek Systems. For 2007, Information Systems gross profits growth of 7.5 percent to $45.5 million was driven primarily by volume growth in our core fuel card and cash advance services. In addition, our gross profit per transaction was up slightly due to the price of fuel. With certain merchants our fee is based on a percentage of the sale amount. Approximately 30 percent of the growth was related to other services, such as fleet card and carrier compliance services.

Selling, general, and administrative expenses. Many of our selling, general, and administrative expenses are variable in relation to gross profits. However, we did gain leverage in certain expenses.

Personnel expenses increased by 10.1 percent to $568.0 million in 2007, and decreased as a percentage of gross profits to 45.7 percent in 2007 from 47.7 percent in 2006. Personnel expenses account for nearly 80 percent of our total selling, general, and administrative expenses. Expenses related to our restricted stock program and various other incentive plans are variable, based on growth in our earnings. Our slower earnings growth in 2007 compared to 2006 resulted in a decrease in expense related to some of these incentive plans. This contributed to our personnel expenses growing slower than our gross profits.

We focus on keeping personnel expenses as variable as possible while looking for opportunities to be more efficient. Gross profits per employee increased 3.1 percent in 2007 over 2006. This increase was driven primarily by increased productivity and our slower headcount growth, relative to our gross profit growth.

Other selling, general, and administrative expenses for 2007 were $166.1 million, an increase of 11.7 percent from $148.8 million in 2006. As a percentage of gross profits, other selling, general, and administrative expenses decreased to 13.4 percent in 2007 compared to 13.7 percent in 2006. We strive to keep our expenses as variable as possible. With our revenue growth in 2007, we did gain leverage in our other selling, general, and administrative expenses.

Income from operations. Income from operations increased 22.0 percent to $509.7 million for 2007. This increase was primarily driven by the growth in our gross profits. Income from operations as a percentage of gross profits was 40.9 percent and 38.6 percent for 2007 and 2006.

Investment and other income. Investment and other income increased 16.8 percent to $13.8 million in 2007. Our portfolio yield increased slightly in 2007 from 2006.

Provision for income taxes. Our effective income tax rate was 38.1 percent for 2007 and 37.9 percent for 2006. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net income. Net income increased 21.5 percent to $324.3 million for 2007. Basic net income per share increased 21.8 percent to $1.90. Diluted income per share increased 21.6 percent to $1.86 for 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $494.7 million and $338.9 million as of December 31, 2008 and 2007. Available-for-sale securities, consisting primarily of highly liquid investments, totaled $2.6 million and $115.8 million as of December 31, 2008 and 2007. Working capital at December 31, 2008 and 2007 was $650.2 million and $631.5 million.

Our first priority for our cash is growing the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions to redeploy our cash, but those acquisitions must fit our culture and enhance our growth opportunities.

If our cash balance continues to increase and there are no significant attractive acquisition opportunities, we expect to return more of the cash to our shareholders through future dividends and share repurchases.

Cash from operating activities. We generated $447.6 million, $308.4 million, and $343.4 million of cash flow from operations in 2008, 2007, and 2006. During 2008, our cash flow from operations increased 45.1 percent compared to a 10.8 percent increase in net income. The primary factor that caused this increase in 2008 was the decrease in our accounts receivables balance of 9.1 percent to $828.9 million in 2008 from $911.8 million in 2007, as a result of declines in fuel prices and volumes at the end of 2008 compared to 2007.

Cash used for investing activities. We generated $31.5 million cash in 2008, used cash of $55.7 million in 2007, and used $81.2 million cash in 2006 for investing activities. Our investing activities consist primarily of cash paid for acquisitions and our capital expenditures. During 2008, we exited nearly all of our available-for-sale securities, and invested in cash and cash equivalents which generated $114.1 million of cash from investing activities.

We used cash of $59.7 million, $22.2 million, and $39.7 million for acquisitions in 2008, 2007, and 2006. The amount paid in 2008 included $50.2 million related to the closing of one acquisition and $9.5 million related to earn-out payments and holdbacks from prior year acquisitions. The amount paid in 2007 included $9.8 million related to the closing of one acquisition and $12.4 million related to earn-out payments and holdbacks from prior year acquisitions. The amount paid in 2006 included $29.5 million related to the closing of two acquisitions and $10.2 million related to earn-out payments and holdbacks from prior year acquisitions.

We also used $23.7 million, $43.7 million, and $43.3 million of net capital expenditures in 2008, 2007, and 2006. We spent $5.6 million, $21.1 million, and $20.4 million in 2008, 2007, and 2006 on facilities on our new corporate campus in Eden Prairie, MN. This includes the spending to date on our new data center. The remaining capital expenditures of $18.1 million, $22.6 million, and $22.9 million in 2008, 2007, and 2006 relate primarily to annual investments in information technology equipment to support our operating systems.

Cash used for financing activities. We used $326.0 million, $262.1 million, and $145.8 million of cash flow for financing activities in 2008, 2007, and 2006. This was primarily quarterly dividends and share repurchases.

We used $151.2 million, $125.2 million, and $90.8 million to pay cash dividends in 2008, 2007, and 2006, with the increase in 2008 due to a 22 percent increase in our quarterly dividend rate from $0.18 per share in 2007 to $0.22 per share in 2008.

We also used $200.8 million, $167.3 million, and $85.3 million on share repurchases in 2008, 2007, and 2006. The increase in 2008 was due to a 13 percent increase in the number of shares repurchased and an increase in the average price paid per share. We will continue to use share repurchases as a variable way to return excess capital to shareholders. Our Board of Directors has authorized a stock repurchase plan in 2007 of up to 10 million shares. We have used approximately 3.8 million shares of that authorization.

We have 3.5 million Euros available under a line of credit at an interest rate of 6.65 percent (Euribor plus 45 basis points) at December 31, 2008. This discretionary line of credit has no expiration date. Our credit agreement contains certain financial covenants, but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of December 31, 2008.

Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations and the amount available under our line of credit, will be sufficient to satisfy our anticipated needs for working capital, capital expenditures, and cash dividends in future periods. We also believe we could obtain funds under additional lines of credit on short notice, if needed.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the Notes to Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of our critical accounting policies and estimates.

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

Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $29.3 million as of December 31, 2008, increased compared to the allowance of $28.0 million as of December 31, 2007. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

Goodwill. We manage and report our operations as one operating segment. Our branches represent a series of components that are aggregated for the purpose of evaluating goodwill for impairment on an enterprise-wide basis. In the case where we have an acquisition that we feel has not yet become integrated into our branch network component, we will evaluate the impairment of any goodwill related to that specific acquisition and its results. Based on our annual analysis in accordance with SFAS No. 142, we have determined that there is no indication of goodwill impairment as of December 31, 2008.

Stock-based compensation. We account for share-based compensation in accordance with SFAS No. 123R, Share Based Payment. Under this standard, the fair value of each share-based payment award is established on the date of grant. For grants of restricted shares and restricted units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts have varied from 12 to 22 percent and are calculated using the Black-Scholes option pricing model. Increased stock price volatility is the primary factor that has caused the change in the discount applied. For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 in the Notes to Consolidated Financial Statements for a discussion of the impact of recently issued accounting pronouncements on our financial condition and results of operations.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL CONTINGENCIES

The following table aggregates all contractual commitments and commercial obligations that affect our financial condition and liquidity position as of December 31, 2008:

Payments Due by Period (dollars in thousands)

	2009	2010	2011	2012	2013	Thereafter	Total
Contractual Obligations
Operating Leases(a)	$23,569	$20,293	$16,195	$11,110	$7,101	$19,908	$98,176
Purchase Obligations(b)	16,854	2,228	403	—	—	—	19,485

Total	$40,423	$22,521	$16,598	$11,110	$7,101	$19,908	$117,661

(a)	We have certain facilities and equipment under operating leases.
(b)	Purchase obligations include agreements for services that are enforceable and legally binding and that specify all significant terms. As of December 31, 2008, such obligations include telecommunications services, maintenance contracts, and an obligation to complete construction on our data center facility.

We have no long-term debt or capital lease obligations. Long-term liabilities consist of noncurrent income taxes payable and the obligation under our non-qualified deferred compensation plan. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $9.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 7 to the Consolidated Financial Statements for a discussion on income taxes. The obligation under our non-qualified deferred compensation plan has also been excluded from the above table as the timing of cash payment is uncertain. We also enter into air and ocean freight and produce purchase contracts which are all short-term in nature. These liabilities have been excluded from the table as the amount of any cash payment is uncertain. As of December 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 7A.	MARKET RISK

We had $497.3 million of cash and investments on December 31, 2008, consisting of $494.7 million of cash and cash equivalents and $2.6 million of available-for-sale securities. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are money market securities from treasury and tax exempt money issuers. All of our available-for-sale securities are high-quality bonds that are exempt from U.S. federal income taxes. Because of the credit risk criteria of our investment policies and practices, the primary market risks associated with these investments are interest rate and liquidity risks. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

C.H. Robinson Worldwide, Inc.

Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of C.H. Robinson Worldwide, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for income taxes by adopting Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

Minneapolis, Minnesota

February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

C.H. Robinson Worldwide, Inc.

Eden Prairie, MN

We have audited the internal control over financial reporting of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Transera International Holdings, Ltd., which was acquired on August 1, 2008, and whose financial statements constitute less than 1% and 2% of net and total assets, respectively, less than 1% of revenues, and less than 1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Transera International Holdings, Ltd. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2008, of the Company, and our report dated February 25, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule.

Minneapolis, Minnesota

February 25, 2009

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data) As of December 31,	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$494,743	$338,885
Available-for-sale securities	2,644	115,842
Receivables, net of allowance for doubtful accounts of $29,263 and $28,023	828,884	911,780
Deferred tax asset	5,413	7,184
Prepaid expenses and other	16,187	15,465

Total current assets	1,347,871	1,389,156

Property and equipment	191,607	179,688
Accumulated depreciation and amortization	(87,519)	(78,023)

Net property and equipment	104,088	101,665

Goodwill	324,704	278,739
Other intangible assets, net of accumulated amortization of $20,972 and $ 14,741	14,900	14,470
Deferred tax asset	14,833	16,013
Other assets	9,325	11,264

Total assets	$1,815,721	$1,811,307

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$485,167	$530,752
Outstanding checks	83,591	87,443
Accrued expenses –
Compensation and profit-sharing contribution	93,431	101,926
Income taxes and other	35,464	37,498

Total current liabilities	697,653	757,619

Noncurrent income taxes payable	9,887	10,223
Nonqualified deferred compensation obligation	960	1,216

Total liabilities	708,500	769,058

Commitments and contingencies
Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 176,128 and 174,221 shares issued, 170,437 and 170,822 outstanding	17,044	17,082
Additional paid-in capital	177,486	190,320
Retained earnings	1,207,428	1,002,964
Accumulated other comprehensive income	2,165	263
Treasury stock at cost (5,691 and 3,384)	(296,902)	(168,380)

Total stockholders’ investment	1,107,221	1,042,249

Total liabilities and stockholders’ investment	$1,815,721	$1,811,307

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) For the years ended December 31,	2008	2007	2006
Gross revenues:
Transportation	$7,129,611	$5,971,784	$5,321,547
Sourcing	1,398,253	1,298,913	1,192,297
Information Services	50,750	45,526	42,350

Total gross revenues	8,578,614	7,316,223	6,556,194

Cost of transportation, products, and handling:
Transportation	5,917,032	4,873,752	4,375,582
Sourcing	1,286,619	1,198,693	1,098,068

Total cost of transportation, products, and handling	7,203,651	6,072,445	5,473,650

Gross profits	1,374,963	1,243,778	1,082,544
Selling, general, and administrative expenses:
Personnel	601,822	567,986	515,947
Other selling, general, and administrative expenses	201,555	166,108	148,752

Total selling, general, and administrative expenses	803,377	734,094	664,699

Income from operations	571,586	509,684	417,845
Investment and other income	6,801	13,830	11,843

Income before provision for income taxes	578,387	523,514	429,688
Provision for income taxes	219,210	199,253	162,763

Net income	$359,177	$324,261	$266,925

Basic net income per share	$2.12	$1.90	$1.56
Diluted net income per share	$2.08	$1.86	$1.53

Basic weighted average shares outstanding	169,056	170,493	170,888
Dilutive effect of outstanding stock awards	3,677	3,547	3,899

Diluted weighted average shares outstanding	172,733	174,040	174,787

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

(In thousands, except per share data)	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2005	173,029	$17,303	$157,074	$640,551	$(1,901)	$(32,990)	$780,037
Net Income	—	—	—	266,925	—	—	266,925
Other comprehensive income -
Foreign currency translation adjustment	—	—	—	—	1,699	—	1,699

Comprehensive income	—	—	—	—	—	—	268,624

Dividends declared, $.57 per share	—	—	—	(99,493)	—	—	(99,493)
Stock issued for employee benefit plans	1,503	150	(34,195)	—	—	52,229	18,184
Issuance of restricted stock	48	5	6,858	—	—	—	6,863
Stock-based compensation expense	3	1	41,613	—	—	51	41,665
Excess tax benefit on deferred compensation and employee stock plans	—	—	13,112	—	—	—	13,112
Repurchase of common stock	(1,927)	(193)	—	—	—	(85,077)	(85,270)

Balance December 31, 2006	172,656	17,266	184,462	807,983	(202)	(65,787)	943,722

Net Income	—	—	—	324,261	—	—	324,261
Other comprehensive income -
Foreign currency translation adjustment	—	—	—	—	457	—	457
Unrealized gain on available-for-sale securities	—	—	—	—	8	—	8

Comprehensive income	—	—	—	—	—	—	324,726

Cumulative adjustment for FIN48	—	—	—	2,553	—	—	2,553
Dividends declared, $.76 per share	—	—	—	(131,833)	—	—	(131,833)
Stock issued for employee benefit plans	1,402	140	(50,674)	—	—	64,274	13,740
Issuance of restricted stock	33	3	5,892	—	—	—	5,895
Stock-based compensation expense	15	1	33,972	—	—	128	34,101
Excess tax benefit on deferred compensation and employee stock plans	—	—	16,668	—	—	—	16,668
Repurchase of common stock	(3,284)	(328)	—	—	—	(166,995)	(167,323)

Balance December 31, 2007	170,822	17,082	190,320	1,002,964	263	(168,380)	1,042,249

Net income	—	—	—	359,177	—	—	359,177
Other comprehensive income -
Foreign currency translation adjustment	—	—	—	—	1,904	—	1,904
Unrealized loss on available-for-sale securities	—	—	—	—	(2)	—	(2)

Comprehensive income							361,079

Dividends declared, $.90 per share	—	—	—	(154,713)	—	—	(154,713)
Stock issued for employee benefit plans	1,405	141	(47,925)	—	—	71,111	23,327
Issuance of restricted stock	1,917	192	3,339	—	—	687	4,218
Stock-based compensation expense	13	1	19,695	—	—	154	19,850
Excess tax benefit on deferred compensation and employee stock plans	—	—	12,057	—	—	—	12,057
Repurchase of common stock	(3,720)	(372)	—	—	—	(200,474)	(200,846)

Balance December 31, 2008	170,437	$17,044	$177,486	$1,207,428	$2,165	$(296,902)	$1,107,221

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) For the years ended December 31,	2008	2007	2006
OPERATING ACTIVITIES
Net income	$359,177	$324,261	$266,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,164	27,366	23,932
Provision for doubtful accounts	14,329	6,745	7,084
Stock-based compensation	20,804	38,002	47,292
Deferred income taxes	2,951	(8,915)	(8,882)
Loss on sale/disposal of assets	255	309	80
Changes in operating elements, net of effects of acquisitions:
Receivables	100,171	(153,232)	(55,489)
Prepaid expenses and other	203	(5,206)	(1,303)
Accounts payable and outstanding checks	(70,903)	70,456	57,590
Accrued compensation and profit-sharing contribution	(6,794)	5,506	5,044
Accrued income taxes and other	(3,778)	3,138	1,104

Net cash provided by operating activities	447,579	308,430	343,377

INVESTING ACTIVITIES
Purchases of property and equipment	(23,748)	(43,713)	(43,243)
Sales of property and equipment	—	—	1,700
Cash paid for acquisitions, net of cash acquired	(59,661)	(22,220)	(39,724)
Purchases of available-for-sale securities	(136,954)	(204,020)	(119,864)
Sales/maturities of available-for-sale securities	251,074	214,299	118,838
Other	769	(68)	1,056

Net cash provided by (used for) investing activities	31,480	(55,722)	(81,237)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	23,327	13,740	18,184
Repayments of acquired line of credit	(9,383)	—	—
Repurchase of common stock	(200,846)	(167,323)	(85,270)
Cash dividends	(151,195)	(125,183)	(90,837)
Excess tax benefit on stock-based compensation	12,057	16,668	12,078
Proceeds from short-term borrowings	8,888	23,559	25,984
Payments on short-term borrowings	(8,888)	(23,559)	(25,984)

Net cash used for financing activities	(326,040)	(262,098)	(145,845)

Effect of exchange rates on cash	2,839	(317)	1,669

Net increase (decrease) in cash and cash equivalents	155,858	(9,707)	117,964
Cash and cash equivalents, beginning of year	338,885	348,592	230,628

Cash and cash equivalents, end of year	$494,743	$338,885	$348,592

Cash paid for income taxes	$202,246	$190,517	$163,103
Cash paid for interest	$426	$172	$180

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of multimodal transportation services and logistics solutions through a network of 228 branch offices operating in North America, Europe, Asia, South America, and the Middle East. The consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. We are also required to disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our ultimate results could differ from those estimates.

REVENUE RECOGNITION. Gross revenues consist of the total dollar value of goods and services purchased from us by customers. Gross profits are gross revenues less the direct costs of transportation, products, and handling. We act principally as the service provider for these transactions and recognize revenue as these services are rendered or goods are delivered. At that time, our obligations to the transactions are completed and collection of receivables is reasonably assured. EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, establishes the criteria for recognizing revenues on a gross or net basis. Most transactions in our Transportation and Sourcing businesses are recorded at the gross amount we charge our customers for the service we provide and goods we sell. In these transactions, we are the primary obligor, we are a principal to the transaction, we have all credit risk, we maintain substantially all risks and rewards, we have discretion to select the supplier, and we have latitude in pricing decisions. Additionally, in our Sourcing business, we take loss of inventory risk during shipment and have general inventory risk. Certain transactions in customs brokerage, transportation management, and all transactions in Information Services are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. We continuously monitor payments from our customers and maintain a provision for uncollectible accounts based upon our customer aging trends, historical loss experience, and any specific customer collection issues that we have identified.

FOREIGN CURRENCY. Most balance sheet accounts of foreign subsidiaries are translated or remeasured at the current exchange rate as of the end of the year. Statement of operations items are translated at average exchange rates during the year. The resulting translation adjustment is recorded as a separate component of comprehensive income in our statement of stockholders’ investment.

SEGMENT REPORTING AND GEOGRAPHIC INFORMATION. We have adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes accounting standards for segment reporting.

We operate in the transportation and logistics industry. We provide a wide range of products and services to our customers and carriers including transportation services, produce sourcing, freight consolidation, contract warehousing, and information services. Each of these is a significant component to optimizing the logistics solution for our customers.

These services are performed throughout our branch offices by the same group of people, as an integrated offering for which our customers are typically provided a single invoice. Our branches work together to complete transactions and collectively meet the needs of our customers. Approximately 35 percent of our truckload transactions are shared transactions between branches. For many of our significant customer relationships, we coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. In addition, our methodology of providing services is very similar across all branches. Our North American branches have a common technology platform that they use to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction. Accordingly, our chief operating decision maker analyzes our business as a single segment relying on gross profits and operating income for each of our branch offices as the primary performance measures.

The following table presents our gross revenues (based on location of the customer) for the years ended December 31 and our long-lived assets as of December 31 by geographic regions (in thousands):

	2008	2007	2006
Gross revenues
United States	$7,702,143	$6,731,158	$6,066,186
Other locations	876,471	585,065	490,008

	$8,578,614	$7,316,223	$6,556,194

	2008	2007	2006
Long-lived assets
United States	$116,269	$119,283	$99,096
Other locations	12,044	8,116	8,015

	$128,313	$127,399	$107,111

CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist primarily of tax exempt and treasury money market funds with an original maturity of three months or less. The carrying amount approximates fair value due to the short maturity of the instruments.

PREPAID EXPENSES AND OTHER. Prepaid expenses and other include such items as prepaid rent, software maintenance contracts, insurance premiums, other prepaid operating expenses, and inventories, consisting primarily of produce and related products held for resale.

PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Maintenance and repair expenditures are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated lives of the assets of 3 to 30 years. Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful lives of the improvements.

We recognized depreciation expense of $20.7 million in 2008, $18.4 million in 2007, and $16.5 million in 2006. A summary of our property and equipment as of December 31 is as follows (in thousands):

	2008	2007
Furniture, fixtures, and equipment	$110,229	$108,909
Buildings	40,051	38,460
Corporate aircraft	9,037	9,000
Leasehold improvements	10,523	9,486
Land	14,327	13,374
Construction in progress	7,440	459
Less accumulated depreciation	(87,519)	(78,023)

Net property and equipment	$104,088	$101,665

INTANGIBLE ASSETS. Goodwill is the difference between the purchase price of a company and the fair market value of the acquired company’s net identifiable assets. Other intangible assets include customer lists, carrier lists, and non-competition agreements. These intangible assets are being amortized using the straight-line method over their estimated lives, ranging from three to five years. Goodwill is not amortized, but is tested for impairment using a fair value approach. Goodwill is tested for impairment annually or more frequently if events warrant. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. See Note 4.

OTHER ASSETS. Other assets include such items as purchased and internally developed software, and the investments related to our nonqualified deferred compensation plan. We recognized amortization expense of purchased and internally developed software of $4.3 million in 2008, $3.1 million in 2007, and $3.4 million in 2006. We amortize software using the straight-line method over three years.

A summary of our purchased and internally developed software as of December 31 is as follows (in thousands):

	2008	2007
Purchased software	$20,801	$19,169
Internally developed software	5,151	4,438
Less accumulated amortization	(18,966)	(14,993)

Net software	$6,986	$8,614

INCOME TAXES. Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates.

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ from the amounts accrued.

The financial statement effects of an uncertain income tax position are recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Other tax contingencies are accrued for when it is probably that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. The current portion of uncertain income tax positions is included in “Income taxes and other” and the long-term portion is included in “Noncurrent income taxes payable” in the consolidated balance sheets.

Provisions are made for taxes on undistributed earnings of foreign subsidiaries and related companies.

COMPREHENSIVE INCOME. Comprehensive income includes any changes in the equity of an enterprise from transactions and other events and circumstances from non-owner sources. Our two components of other comprehensive income are foreign currency translation adjustment and unrealized gains and losses from investments. They are presented on our consolidated statements of stockholders’ investment.

STOCK-BASED COMPENSATION. We account for share-based compensation in accordance with SFAS No. 123R, Share Based Payment. Under this standard, the fair value of each share-based payment award is established on the date of grant. For grants of restricted shares and restricted units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts have varied from 12 to 22 percent and are calculated using the Black-Scholes option pricing model. Increased stock price volatility is the primary factor that has caused the change in the discount applied.

For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. We adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities. SFAS No. 157 did not have any impact on our financial statements. See Note 5 of Notes to the Consolidated Financial Statements for additional discussion.

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

In December 2007 the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. We adopted SFAS No. 141R as of January 1, 2009. We expect SFAS No. 141R may have an impact on our consolidated financial statements but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

NOTE 3: AVAILABLE-FOR-SALE SECURITIES

Our investments consist of investment-grade marketable debt securities. These investments, are classified as short-term based on their highly liquid nature and because these securities represent the investment of cash that is available for current operations. All are classified as available-for-sale and recorded at fair value. The carrying value of available-for-sale securities approximates fair market value. As of December 31, 2008 and 2007, we had $2.6 million and $115.8 million in available-for-sale securities. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income. Unrealized gains and losses on available-for-sale securities were not material as of December 31, 2008 and 2007. The gross realized gains and losses on sales of available-for-sale securities were not material for the years ended December 31, 2008, 2007, and 2006.

The fair value of available-for-sale debt securities at December 31, 2008, by contractual maturity, is shown below (in thousands):

	Cost basis	Estimated fair value
Due in one year or less	$2,610	$2,644

Total	$2,610	$2,644

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the year ended December 31, 2008, is as follows (in thousands):

Balance December 31, 2007	$278,739
Goodwill associated with acquisitions	47,038
Foreign currency impact	(1,073)

Balance December 31, 2008	$324,704

During 2008 we added $37.5 million of goodwill through our acquisition of Transera and $9.9 million in the form of an earn-out payment related to a previous acquisition. Additions to goodwill were partially offset by a $0.4 million purchase accounting adjustment to reflect the fair value of intangible assets acquired in 2007.

In accordance with SFAS No. 142, we annually complete an impairment test on goodwill. This impairment test did not result in any impairment losses.

A summary of our other intangible assets, which include primarily non-competition agreements and customer relationships, as of December 31 is as follows (in thousands):

	2008	2007
Gross	$35,869	$29,211
Accumulated amortization	(20,969)	(14,741)

Net	$14,900	$14,470

Amortization expense for other intangible assets was $6.2 million in 2008, $5.7 million in 2007, and $4.8 million in 2006. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at December 31, 2008, is as follows (in thousands):

2009	$6,710
2010	3,057
2011	2,035
2012	1,283
2013	1,110
Thereafter	705

Total	$14,900

NOTE 5: FAIR VALUE MEASUREMENT

We adopted SFAS 157 as discussed in Note 2, as of January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The following table presents information as of December 31, 2008 about our financial assets that are measured at fair value on a recurring basis, according to the valuation techniques we used to determine their fair values.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
Cash and cash equivalents	$494,743	$—	$494,743
Debt securities- Available-for-sale:
State and municipal obligations	—	2,644	2,644

Total assets at fair value	$494,743	$2,644	$497,387

The carrying value of cash and cash equivalents approximates fair value as maturities are three months or less. The estimated fair values of debt securities held as available-for-sale are based on quoted market prices and/or other market data for the same or comparable instruments and the transactions in establishing the prices.

NOTE 6: LINES OF CREDIT

We have 3.5 million Euros available under a line of credit at an interest rate of 6.65 percent (Euribor plus 45 basis points) at December 31, 2008. This discretionary line of credit has no expiration date. Our credit agreement contains certain financial covenants, but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of December 31, 2008.

NOTE 7: INCOME TAXES

C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2005.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, we recognized a $2.6 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits, net of interest and penalties, is as follows (in thousands):

	2008	2007
Unrecognized tax benefits, beginning of the period	$7,622	$5,603
Additions based on tax positions related to the current year	1,635	1,942
Additions for tax positions of prior years	15	592
Reductions for tax positions of prior years	(1,512)	(515)
Settlements	(546)	—

Unrecognized tax benefits, end of the period	$7,214	$7,622

As of December 31, 2008, we had $9.9 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease in the next twelve months.

We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. During the years ended December 31, 2008, 2007, and 2006, we recognized approximately $0.7 million, $1.0 million, and $0.6 million in interest and penalties. We had approximately $2.7 million and $2.6 million for the payment of interest and penalties accrued within noncurrent taxes payable as of December 31, 2008 and 2007. These amounts are not included in the reconciliation above.

The components of the provision for income taxes consist of the following for the years ended December 31 (in thousands):

	2008	2007	2006
Tax provision:
Federal	$179,376	$161,476	$142,142
State	24,395	25,806	24,238
Foreign	12,825	10,663	6,135

	216,596	197,945	172,515
Deferred provision (benefit)	2,614	1,308	(9,752)

Total provision	$219,210	$199,253	$162,763

A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate for the years ended December 31 is as follows:

	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8	3.3	3.6
Stock-based compensation	(0.1)	0.1	0.2
Other	0.2	(0.3)	(0.9)

	37.9%	38.1%	37.9%

Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):

	2008	2007
Deferred tax assets:
Compensation	$54,029	$48,907
Receivables	9,999	10,290
Other	2,946	3,858

Deferred tax liabilities:
Intangible assets	(34,462)	(29,558)
Prepaid assets	(6,255)	(6,534)
Long-lived assets	(3,517)	(2,514)
Other	(2,494)	(1,252)

Net deferred tax assets	$20,246	$23,197

Income tax expense considers amounts which may be needed to cover exposures for open tax years. We do not expect any material impact related to open tax years; however, actual settlements may differ from amounts accrued.

NOTE 8: CAPITAL STOCK AND STOCK AWARD PLANS

PREFERRED STOCK. Our Certificate of Incorporation authorizes the issuance of 20,000,000 shares of Preferred Stock, par value $.10 per share. There are no shares of Preferred Stock outstanding. The Preferred Stock may be issued by resolution of our Board of Directors at any time without any action of the stockholders. The Board of Directors may issue the Preferred Stock in one or more series and fix the designation and relative powers. These include voting powers, preferences, rights, qualifications, limitations, and restrictions of each series. The issuance of any such series may have an adverse effect on the rights of holders of Common Stock and may impede the completion of a merger, tender offer, or other takeover attempt.

COMMON STOCK. Our Certificate of Incorporation authorizes 480,000,000 shares of Common Stock, par value $.10 per share. Subject to the rights of Preferred Stock which may from time to time be outstanding, holders of Common Stock are entitled to receive dividends out of funds legally available, when and if declared by the Board of Directors, and to receive their share of the net assets of the company legally available for distribution upon liquidation or dissolution.

For each share of Common Stock held, stockholders are entitled to one vote on each matter to be voted on by the stockholders, including the election of directors. Holders of Common Stock are not entitled to cumulative voting; the holders of more than 50 percent of the outstanding Common Stock can elect all of any class of directors if they choose to do so. The stockholders do not have preemptive rights. All outstanding shares of Common Stock are fully paid and nonassessable.

STOCK AWARD PLANS. Effective January 1, 2006, we adopted SFAS 123R, Share-Based Payment. Under SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. We had previously adopted the fair value recognition provisions of SFAS 123 in January 2004, using the retroactive restatement method. Total compensation expense recognized in our statements of operations for stock-based compensation awards was $20.8 million in 2008, $38.0 million in 2007, and $47.3 million in 2006.

Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 28,000,000 shares can be granted under this plan; 8,676,000 shares were available for stock awards as of December 31, 2008, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

The contractual lives of all options as originally granted are ten years. Options vest over a five-year period from the date of grant, with none vesting the first year and one quarter vesting each year after that. Recipients are able to exercise options using a stock swap which results in a new, fully-vested restoration option with a grant price established based on the date of the swap, and a remaining contractual life equal to the remaining life of the original option. Options issued to non-employee directors vest immediately. The fair value per option is established using the Black-Scholes option pricing model, with the resulting expense being recorded over the vesting period of the award. Other than restoration options, we have not issued any new stock options since 2003. As of December 31, 2008, there was no unrecognized compensation expense related to stock options since all outstanding options were fully vested.

The following schedule summarizes stock option activity in the plan.

	Shares	Weighted Average Exercise Price	Weighted Aggregate Intrinsic Value (in thousands)	Average Remaining Life (years)

December 31, 2007	4,288,612	$14.80
Grants	72,461	53.84
Exercised	(1,278,419)	13.74
Terminated	(227,727)	11.62

Outstanding at December 31, 2008	2,854,927	$16.87	$109,312	3.1

Vested at December 31, 2008	2,854,927	$16.87	$109,312	3.1

Exercisable at December 31, 2008	2,854,927	$16.87	$109,312	3.1

The intrinsic value of options exercised during 2008, 2007, and 2006 was $52.0 million, $45.5 million, and $49.0 million.

The fair value per option was estimated using the Black-Scholes option pricing model with the following assumptions:

	2008 Grants	2007 Grants	2006 Grants
Risk-free interest rate	4.5%	4.5-4.7%	4.6-5.0%
Dividend per share (quarterly amounts)	$.22-.24	$.18-.22	$.13-.18
Expected volatility factor	31.2%	26.7-31.2%	20.0-25.8%
Expected option term	.3-5 years	.5-6 years	1-6 years

Weighted average fair value per option	$11.80	$12.02	$10.28

RESTRICTED STOCK GRANTS. We have awarded performance-based restricted shares and restricted units to certain key employees and non-employee directors. These restricted shares and restricted units are subject to certain vesting requirements over a five-year period, based on the operating performance of the company. The awards also contain restrictions on the awardees’ ability to sell or transfer vested shares or units for a specified period of time. The fair value of these shares is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discount has ranged from 12 to 22 percent based on the different post-vesting holding restrictions. This discount was estimated using the Black-Scholes option pricing model. Increased stock price volatility is the primary factor that has caused the change in the discount applied. These grants are being expensed based on the terms of the awards.

The following table summarizes our nonvested performance-based restricted stock grants as of December 31, 2008:

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	1,180,908	$35.79
Granted	2,498,912	39.63
Vested	(466,527)	35.37
Cancelled	(20,061)	36.01

Nonvested at December 31, 2008	3,193,232	$38.87

The fair value of restricted stock vested during 2008, 2007, and 2006 was $16.5 million, $27.3 million, and $33.0 million.

We have also awarded restricted shares and units to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed over the vesting period of the award.

As of December 31, 2008, there is unrecognized compensation expense of $130.5 million related to previously granted restricted equity. The amount of future expense to be recognized will be based on company performance and other certain conditions.

We have also issued to certain key employees restricted units which are fully vested upon issuance and contain restrictions on the awardees’ ability to sell or transfer vested units for a specified period of time. The fair value of these shares is established using the same method discussed above. These grants have been expensed during the year they were earned by employees.

EMPLOYEE STOCK PURCHASE PLAN. Our 1997 Employee Stock Purchase Plan allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of the quarter discounted by 15 percent. Shares are vested immediately. Employees purchased approximately 230,000, 220,000, and 206,000 shares of our Common Stock under this plan at an aggregate cost of $10.5 million, $9.5 million, and $8.3 million in 2008, 2007, and 2006.

SHARE REPURCHASE PROGRAMS. During 1999, the Board of Directors authorized a stock repurchase program that allows management to repurchase 8,000,000 shares for reissuance upon the exercise of employee stock options and other stock plans. We purchased 3,221,300 and 1,926,500 of our common stock for the treasury at an aggregate cost of $163.9 million and $85.3 million in 2007 and 2006 under this stock repurchase plan. There are no shares remaining for repurchase under this authorization.

During 2007, the Board of Directors authorized management to repurchase an additional 10,000,000 shares under the program for reissuance upon the exercise of employee stock options and other stock plans. We purchased 62,700 shares of our common stock for the treasury at an aggregate cost of $3.4 million under this stock repurchase program in 2007. We purchased 3,720,000 shares of our common stock for the treasury at an aggregate cost of $200.8 million in 2008. There are approximately 6.2 million shares remaining for repurchase under this program.

NOTE 9: COMMITMENTS AND CONTINGENCIES

EMPLOYEE BENEFIT PLANS. We offer a defined contribution profit-sharing and savings plan which qualifies under section 401(k) of the Internal Revenue Code and covers all eligible U.S. employees. Annual profit-sharing contributions are determined by our Board of Directors, in accordance with the provisions of the plan. We can also elect to make matching contributions to the plan at the discretion of our Board of Directors. Profit-sharing plan expense, including matching contributions, was approximately $30.0 million in 2008, $30.3 million in 2007, and $27.3 million in 2006.

NONQUALIFIED DEFERRED COMPENSATION PLAN. The Robinson Companies Nonqualified Deferred Compensation Plan provides certain employees the opportunity to defer a specified percentage or dollar amount of their cash and stock compensation. Participants may elect to defer up to 100 percent of their cash compensation. The accumulated benefit obligation was $0.9 million and $1.2 million as of December 31, 2008 and December 31, 2007, respectively. We have purchased investments to fund the future liability. The investments had an aggregate market value of $0.9 million as of December 31, 2008 and $1.2 million as of December 31, 2007, and are included in other assets in the consolidated balance sheets. In addition, all restricted shares granted but not yet delivered are also held within this plan.

LEASE COMMITMENTS. We lease certain facilities and equipment under operating leases. Lease expense was $32.1 million for 2008, $26.9 million for 2007, and $22.2 million for 2006.

Minimum future lease commitments under noncancelable lease agreements in excess of one year as of December 31, 2008, are as follows (in thousands):

2009	$23,569
2010	20,293
2011	16,195
2012	11,110
2013	7,101
Thereafter	19,908

Total	$98,176

In addition to minimum lease payments, we are typically responsible under our lease agreements to pay our pro rata share of maintenance expenses, common charges, and real estate taxes of the buildings we lease space in.

LITIGATION. As we previously disclosed, certain gender discrimination class claims were settled in 2006. The settlement was within our insurance coverage limits, and was fully funded by insurance.

Although insurance fully funded the gender class settlement, those insurers reserved the right to seek a court ruling that a portion of the settlement was not covered under their policies, and also to dispute payment of certain defense costs incurred in that litigation. Insurance coverage litigation between us and one of our insurance carriers concerning these issues and insurance coverage for individual lawsuits that were not part of the class settlement has been pending in Minnesota State Court. Recent court rulings have determined that the gender class settlement payment was appropriately covered under applicable policies, and that the insurance carrier has a duty to reimburse reasonable defense costs in the gender class action and all but two of the individual lawsuits, and to indemnify us in all but two of the individual lawsuits. This ruling is being appealed by the insurance carrier.

The settlement of the gender discrimination class claims did not include claims of putative class members who subsequently filed individual Equal Employment Opportunity Commission (EEOC) charges after the denial of class status. 54 of those EEOC claimants filed lawsuits. 52 of those suits have been settled or dismissed. The settlement amounts were not material to our financial position or results of operations. We are vigorously defending the remaining two lawsuits.

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

NOTE 10: ACQUISITIONS

In August 2008, we acquired certain ongoing operations of Transera, a project forwarding company based in Calgary, Canada. The purchase price was $51.7 million. Goodwill recognized in this transaction amounted to $37.5 million. Other intangible assets related to the acquisition amounted to $6.7 million which consists primarily of customer relationships, which are being amortized over six years. All goodwill and other intangible assets related to this acquisition are tax deductible over 15 years. Our results of operations were not materially impacted by this acquisition.

In July 2007, we acquired certain assets of LXSI Services, Inc. (“LXSI”), a third party domestic air and expedited services provider based in Los Angeles, California. The purchase price was $9.75 million. Goodwill recognized in this transaction amounted to $7.5 million. Other intangible assets related to the acquisition amounted to $1.6 million. All goodwill and other intangible assets related to this acquisition are tax deductible over 15 years. Our results of operations were not materially impacted by this acquisition.

In May 2006, we acquired certain assets of Payne Lynch, and Associates, Inc. “Payne Lynch”, a non-asset based third party logistics company that specializes in flatbed and over dimensional freight brokerage. The purchase price was $30.0 million. In December 2006, we acquired certain assets of Triune Freight Private Ltd. and Triune Logistics Private Ltd., collectively “Triune”, a third party logistics provider based in India. The purchase price for Triune was $4.0 million. Goodwill recognized in the transactions that closed in 2006 amounted to $28.2 million. Other intangible assets related to these transactions amounted to $2.3 million.

The results of operations and financial condition of these acquisitions have been included in our consolidated financial statements since their acquisition dates.

NOTE 11: SUPPLEMENTARY DATA

Our unaudited results of operations for each of the quarters in the years ended December 31, 2008 and 2007 are summarized below (in thousands, except per share data).

2008	March 31	June 30	September 30	December 31
Gross revenues:
Transportation	$1,641,612	$1,927,354	$1,953,555	$1,607,090
Sourcing	331,297	380,933	350,060	335,963
Information Services	12,303	13,419	12,978	12,050

Total gross revenues	1,985,212	2,321,706	2,316,593	1,955,103

Cost of transportation, products, and handling:
Transportation	1,342,939	1,629,872	1,643,168	1,301,053
Sourcing	304,244	350,648	321,837	309,890

Total cost of transportation, products, and handling	1,647,183	1,980,520	1,965,005	1,610,943

Gross profits	338,029	341,186	351,588	344,160
Income from operations	136,077	144,506	148,619	142,384

Net income	$86,318	$90,418	$93,560	$88,881

Basic net income per share	$.51	$.53	$.55	$.53
Diluted net income per share	$.50	$.52	$.54	$.52

Basic weighted average shares outstanding	169,858	169,731	168,864	167,962
Dilutive effect of outstanding stock awards	4,170	3,752	3,582	3,471

Diluted weighted average shares outstanding	174,028	173,483	172,446	171,433

Market price range of common stock:
High	$58.13	$67.36	$58.79	$55.83
Low	$46.40	$54.31	$46.90	$36.50

2007	March 31	June 30	September 30	December 31
Gross revenues:
Transportation	$1,300,418	$1,511,173	$1,537,660	$1,622,533
Sourcing	308,297	357,062	315,755	317,799
Information Services	10,610	11,491	11,735	11,690

Total gross revenues	1,619,325	1,879,726	1,865,150	1,952,022

Cost of transportation, products, and handling:
Transportation	1,037,991	1,240,085	1,261,106	1,334,570
Sourcing	284,404	328,743	290,848	294,698

Total cost of transportation, products, and handling	1,322,395	1,568,828	1,551,954	1,629,268

Gross profits	296,930	310,898	313,196	322,754
Income from operations	115,189	129,794	131,828	132,873

Net income	$72,965	$82,299	$83,743	$85,254

Basic net income per share	$.43	$.48	$.49	$.50
Diluted net income per share	$.42	$.47	$.48	$.49

Basic weighted average shares outstanding	171,183	170,942	170,274	169,591
Dilutive effect of outstanding stock awards	3,705	3,258	3,075	4,678

Diluted weighted average shares outstanding	174,888	174,200	173,349	174,269

Market price range of common stock:
High	$54.67	$58.19	$55.57	$55.50
Low	$42.11	$47.39	$45.54	$45.01

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 2007 and 2008, and through the date of this report, there were no disagreements with the independent public accountants on accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

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

Management’s Report on Internal Controls Over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

As previously announced, we acquired Transera during the third quarter of 2008. This acquisition added less than $.01 to our diluted earnings per share for the year and did not have a material impact on our results of operations or our financial position. We have not fully evaluated any changes in internal control over financial reporting associated with this acquisition and therefore any material changes that may result from this acquisition have not been disclosed in this report. We intend to disclose any material changes resulting from this acquisition within or prior to the time our first annual assessment of internal control over financial reporting that is required to include this entity.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8.

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

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, directors, and all other company employees performing similar functions. This code of ethics, which is part of our corporate compliance program, is posted on the Investors page of our website at www.chrobinson.com under the caption “Code of Ethics Guide”.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plans

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders[1]	8,154,444	$16.87	8,767,369
Equity compensation plans not approved by security holders	—	—	—

Total	8,154,444	$16.87	8,767,369

1	Includes stock available for issuance under our Directors’ Stock Plan and our Employee Stock Purchase Plan, as well as options and restricted stock granted and shares that may become subject of future awards under our 1997 Omnibus Stock Plan. Specifically, 20,838 shares remain available under our Directors’ Stock Plan and 5,278,679 shares remain available under our Employee Stock Purchase Plan, and 2,854,927 options remain outstanding for future exercise. Under our 1997 Omnibus Stock Plan, 8,767,369 shares may become subject of future awards in the form of stock option grants or the issuance of restricted stock.

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

The information contained under the heading “Proposal Three: Selection of Independent Auditors” in the Proxy Statement is incorporated in this Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1) The Company’s 2008 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

(2) Financial Statement Schedules – The following Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Report on Independent Registered Public Accounting Firm included in Part II, Item 8 of this Annual report on Form 10-K:

Schedule II            Valuation and Qualifying Accounts

Schedules other than the one listed above are omitted due to the absence of conditions under which they are required or because the information called for is included in Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

(3) Index to Exhibits – See Exhibit Index on page 51 for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document. We will furnish to a security holder upon request a copy of any Exhibit at no cost.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

Report on Form 8-K, dated October 21, 2008, filed in connection with our release of earnings for the three months ended September 30, 2008.

Report on Form 8-K, dated October31, 2008, this report contained information regarding our announcement that our Board of Directors elected effective January 1, 2009, a new director, James Stake.

Report on Form 8-K, dated November 6, 2008, announced that its Board of Directors today declared an increase to the regular quarterly cash dividend from 22 cents ($0.22) per share to 24 cents ($0.24) per share, payable on January 2, 2009, to shareholders of record on December 5, 2008.

(c)	See Item 15(a)(3) above.

Schedule II. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

The transactions in the allowance for doubtful accounts for the years ended December 31, 2008, 2007, and 2006 were as follows (in thousands):

	December 31, 2008	December 31, 2007	December 31, 2006
Balance, beginning of year	$28,023	$29,033	$29,439
Provision	14,329	6,745	7,084
Write-offs	(13,089)	(7,755)	(7,490)

Balance, end of year	$29,263	$28,023	$29,033

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on February 27, 2009.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Ben G. Campbell
Ben G. Campbell
Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2009.

Signature	Title

/s/ John P. Wiehoff	Chief Executive Officer and Chairman of the Board
John P. Wiehoff	(Principal Executive Officer)

/s/ Chad M. Lindbloom	Senior Vice President and Chief Financial Officer
Chad M. Lindbloom	(Principal Financial Officer and Principal Accounting Officer)

*	Director
Steven L. Polacek

*	Director
ReBecca Koenig Roloff

*	Director
Robert Ezrilov

*	Director
Gerald A. Schwalbach

*	Director
Wayne M. Fortun

*	Director
Brian P. Short

* By:	/s/ Ben G. Campbell
Ben G. Campbell
Attorney-in-Fact

Index to Exhibits

Number	Description
3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.1	Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.2	Amended and Restated Rights Agreement between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 10, 2007)

†10.1	1997 Omnibus Stock Plan (as amended May 18, 2006) (Incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on April 6, 2006)

†10.2	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.3	C.H. Robinson Worldwide, Inc. Directors’ Stock Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.4	Form of Management-Employee Agreement (Key Employee) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.5	Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.6	Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.7	Management Bonus Plan (Incorporated by reference to Appendix B to the Proxy Statement on Form DEF 14A filed on April 15, 2005)

†10.8	Management Bonus Plan (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

†10.9	Robinson Companies Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-47080 filed on September 29, 2000)

10.10	Robinson Companies Nonqualified Deferred Compensation Plan Trust Agreement, dated January 1, 2001, by and between C. H. Robinson Worldwide, Inc. and American Express Trust Company (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

†10.11	Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C. H. Robinson Worldwide, Inc. and John P. Wiehoff (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10.12	Form of Restricted Stock Award for U.S. Managerial Employees

*10.13	Form of Restricted Unit Award for U.S. Managerial Employees

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*24	Powers of Attorney

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report
*	Filed herewith