Form 10-Q
period 2009-03-31
C H ROBINSON WORLDWIDE INC
filed 2009-05-11
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2009, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 169,551,981.

C.H. ROBINSON WORLDWIDE, INC.

FORM 10-Q

For the Quarter Ended March 31, 2009

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$449,700	$494,743
Available-for-sale securities	1,988	2,644
Receivables, net of allowance for doubtful accounts of $28,143 and $29,263	798,804	828,884
Deferred tax asset	6,351	5,413
Prepaid expenses and other	22,164	16,187

Total current assets	1,279,007	1,347,871
PROPERTY AND EQUIPMENT, net	108,547	104,088
GOODWILL	323,628	324,704
INTANGIBLE AND OTHER ASSETS, net	23,085	29,733
LONG TERM DEFERRED TAX ASSET	15,153	9,325

Total assets	$1,749,420	$1,815,721

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable and outstanding checks	$523,051	$568,758
Accrued expenses:
Compensation and profit-sharing contribution	36,885	93,431
Income taxes and other	74,538	35,464

Total current liabilities	634,474	697,653
LONG TERM LIABILITIES:
Non current income taxes payable	10,798	9,887
Nonqualified deferred compensation obligation	945	960

Total liabilities	646,217	708,500

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 176,128 and 176,128 shares issued, 169,597 and 170,437 shares outstanding	16,960	17,044
Retained earnings	1,251,477	1,207,428
Additional paid-in capital	170,715	177,486
Accumulated other comprehensive (loss) income	(4,955)	2,165
Treasury stock at cost (6,531 and 5,691 shares)	(330,994)	(296,902)

Total stockholders’ investment	1,103,203	1,107,221

Total liabilities and stockholders’ investment	$1,749,420	$1,815,721

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES:
Transportation	$1,318,526	$1,641,612
Sourcing	359,134	331,297
Information Services	10,340	12,303

Total revenues	1,688,000	1,985,212
COSTS AND EXPENSES:
Purchased transportation and related services	1,020,832	1,342,939
Purchased products sourced for resale	328,565	304,244
Personnel expenses	153,223	153,754
Other selling, general, and administrative expenses	48,012	48,198

Total costs and expenses	1,550,632	1,849,135

INCOME FROM OPERATIONS	137,368	136,077
INVESTMENT AND OTHER INCOME	490	2,474

INCOME BEFORE PROVISION FOR INCOME TAXES	137,858	138,551
PROVISION FOR INCOME TAXES	52,475	52,233

NET INCOME	85,383	86,318
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(7,120)	2,339

COMPREHENSIVE INCOME	$78,263	$88,657

BASIC NET INCOME PER SHARE	$0.50	$0.51

DILUTED NET INCOME PER SHARE	$0.50	$0.50

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	169,140	169,858
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	1,685	4,170

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	170,825	174,028

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$85,383	$86,318
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,627	8,255
Depreciation and amortization	7,481	7,663
Provision for doubtful accounts	3,858	2,713
Other non-cash expense (income)	(1,258)	889
Changes in operating elements:
Receivables	26,128	(97,455)
Prepaid expenses and other	(6,809)	(10,264)
Accounts payable and outstanding checks	(47,468)	54,535
Accrued compensation and profit-sharing contribution	(54,244)	(59,102)
Accrued income taxes and other	39,985	32,180

Net cash provided by operating activities	58,683	25,732

INVESTING ACTIVITIES
Purchases of property and equipment	(11,613)	(5,928)
Purchases of available-for-sale-securities	—	(99,944)
Sales/maturities of available-for-sale-securities	750	181,254
Other	—	500

Net cash (used for) provided by investing activities	(10,863)	75,882

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	6,099	10,046
Repurchase of common stock	(55,377)	(41,893)
Excess tax benefit on stock-based compensation plans	1,983	7,711
Cash dividends	(39,573)	(37,996)

Net cash used for financing activities	(86,868)	(62,132)

Effect of exchange rates on cash	(5,995)	1,479
Net change in cash and cash equivalents	(45,043)	40,961
CASH AND CASH EQUIVALENTS, beginning of period	494,743	338,885

CASH AND CASH EQUIVALENTS, end of period	$449,700	$379,846

See accompanying notes.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of multimodal transportation services and logistics solutions through a network of 231 branch offices operating in North America, Europe, Asia, South America, and the Middle East. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Consistent with SEC rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read the condensed consolidated financial statements and related notes in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2008.

2. New Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) 157-2 which is a partial deferral of the effective date of Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, as it relates to non-financial assets and liabilities. With respect to non-financial assets and liabilities, SFAS No. 157 is effective for us starting in fiscal 2009. We adopted SFAS No. 157 on January 1, 2009 for non-financial assets and liabilities. SFAS No. 157 did not have any impact on our financial statements.

In December 2007 the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We have adopted SFAS No. 141R as of January 1, 2009. SFAS No. 141R did not have any impact on our financial statements upon adoption.

3. Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the period ended March 31, 2009 is as follows (in thousands):

Balance December 31, 2008	$324,704
Foreign currency translation	(1,076)

Balance March 31, 2009	$323,628

A summary of our other intangible assets, which include primarily non-competition agreements and customer relationships, is as follows (in thousands):

	March 31, 2009	December 31, 2008
Gross	$34,266	$35,869
Accumulated amortization	(21,201)	(20,969)

Net	$13,065	$14,900

Amortization expense for the three months ended March 31, 2009 and 2008 for other intangible assets was $1.7 million and $1.5 million. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at March 31, 2009 is as follows (in thousands):

Remainder of 2009	$4,825
2010	2,995
2011	1,980
2012	1,283
2013	1,110
2014	872

Total	$13,065

4. Litigation

Gender Discrimination Lawsuit—As we previously disclosed, certain gender discrimination class claims were settled in 2006. The settlement was within our insurance coverage limits, and was fully funded by insurance.

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

The settlement of the gender discrimination class claims did not include claims of putative class members who subsequently filed individual Equal Employment Opportunity Commission (EEOC) charges after the denial of class status. Fifty-four of those EEOC claimants filed lawsuits. Fifty-two of those suits have been settled or dismissed. The settlement amounts were not material to our financial position or results of operations. We are vigorously defending the remaining two lawsuits.

Accident Litigation—On March 20, 2009 a jury in Will County, Illinois entered a verdict of $23.75 million against us, a federally authorized motor carrier with which we contracted, and the motor carrier’s driver. The award was entered in favor of three named plaintiffs following a consolidated trial, stemming from an accident that occurred on April 1, 2004. The motor carrier and the driver both admitted that at the time of the accident the driver was acting as an agent for the motor carrier, and that the load was being transported according to the terms of our contract with the motor carrier. Our contract clearly defined the motor carrier as an independent contractor. The verdict has the effect of holding us vicariously liable for the damages caused by the admitted negligence of the motor carrier and its driver. There were no claims that our selection or retention of the motor carrier was negligent.

Given our prior experience with claims of this nature, we believe the court erred in allowing theses claims to be considered by a jury. As a result we are vigorously pursuing all available legal avenues by which we may obtain relief from the verdict. On April 17, 2009, as provided under Illinois law, we filed a post-trial motion. In that motion we have requested the entry of an order granting judgment in our favor not withstanding the verdict due to the fact that the evidence presented to the jury was legally insufficient to support the verdict. In the alternative we have requested that the verdict be set aside and that a new trial be ordered due to numerous prejudicial trial errors which denied us a fair trial. In the event the trial court fails to grant our request for post-trial relief we will challenge the verdict before the Illinois appellate court.

Under the terms of the insurance program which we had in place in 2004 we have retained the first $5.0 million of exposure on claims of this nature. Because there are multiple potential outcomes, many of which are reasonably possible, but none of which we believe is probable, we have not recorded a liability for this claim at this time.

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

5. Fair Value Measurement

We adopted SFAS No. 157 as of January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The following table presents information as of March 31, 2009, about our financial assets that are measured at fair value on a recurring basis, according to the valuation techniques we used to determine their fair values.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
Cash and cash equivalents	$449,700	$—	$449,700
Debt securities- Available-for-sale:
State and municipal obligations	—	1,988	1,988

Total assets at fair value	$449,700	$1,988	$451,688

The carrying value of cash and cash equivalents approximates fair value as maturities are three months or less. The estimated fair values of debt securities held as available-for-sale are based on quoted market prices and/or other market data for the same or comparable instruments and the transactions in establishing the prices.

6. Stock Award Plans

Effective January 1, 2006, we adopted SFAS 123R, Share-Based Payment. Under SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Total compensation expense recognized in our statements of operations for stock-based compensation awards was $5.6 million and $8.3 million for the three months ended March 31, 2009 and 2008 respectively.

Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 28,000,000 shares can be granted under this plan; approximately 8,669,000 shares were available for stock awards as of March 31, 2009, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Stock Options—The contractual lives of all options as originally granted are ten years. Options vested over a five-year period from the date of grant, with none vesting the first year and one quarter vesting each year after that. Recipients are able to exercise options using a stock swap which results in a new, fully-vested restoration option with a grant price established based on the date of the swap and a remaining contractual life equal to the remaining life of the original option. Options issued to non-employee directors vest immediately. The fair value per option is established using the Black-Scholes option pricing model, with the resulting expense being recorded over the vesting period of the award. Other than restoration options, we have not issued any new stock options since 2003. As of March 31, 2009, there was no unrecognized compensation expense related to stock options since all outstanding options were fully vested.

Restricted Stock Awards—We have awarded performance-based restricted shares and restricted units to certain key employees and non-employee directors. These restricted shares and restricted units are subject to certain vesting requirements over a five-year period, based on the operating performance of the company. The awards also contain restrictions on the awardees’ ability to sell or transfer vested shares or units for a specified period of time. The fair value of these shares is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts have varied from 12 percent to 22 percent and are calculated using the Black-Scholes option pricing model. Increased stock price volatility is the primary factor that has caused the change in the discount applied. These grants are being expensed based on the terms of the awards.

We have also awarded restricted shares and units to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed over the vesting period of the award.

As of March 31, 2009, there was unrecognized compensation expenses of $125.5 million related to previously granted restricted equity. The amount of future expense to be recognized will be based on company performance and other certain conditions.

We have also issued to certain key employees restricted shares and units which are fully vested upon issuance and contain restrictions on the awardees’ ability to sell or transfer vested shares and units for a specified period of time. The fair value of these shares is established using the same method discussed above. These grants have been expensed during the year they were earned by employees.

Employee Stock Purchase Plan—Our 1997 Employee Stock Purchase Plan allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of the quarter, discounted by 15 percent. Shares are vested immediately. Employees purchased approximately 109,000 shares of our common stock at an aggregate cost of $4.2 million during the quarter ended March 31, 2009. The 15 percent discount resulted in an expense to the company of approximately $748,000 during the quarter.

7. Income Taxes

C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2005.

Our effective income tax rate was 38.1 percent for the first quarter of 2009 and 37.7 percent for the first quarter of 2008. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes.

Forward-looking Information

Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events and by their nature involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in economic conditions such as the current recession and decreased consumer confidence, changes in market demand and pressures on the pricing for our services; disruption to our operations or a decrease in overall market demand caused by pandemic; competition and growth rates within the third party logistics industry; freight levels and availability of truck capacity or alternative means of transporting freight, and changes in relationships with existing truck, rail, ocean and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to integrate the operations of acquired companies with our historic operations successfully; risks associated with litigation and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel prices and availability; the impact of war on the economy; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008, filed on February 27, 2009.

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

In addition to multimodal transportation services, we have two other logistics business lines: fresh produce sourcing and fee-based information services. Our Sourcing business is the buying, selling, and marketing of fresh produce. We purchase fresh produce through our network of produce suppliers and sell it to retail grocers and restaurant chains, produce wholesalers, and foodservice providers. In many cases, we also arrange the transportation of the produce we sell through our relationships with specialized transportation companies. Our Information Services business is our subsidiary, T-Chek Systems, Inc., which provides a variety of management and information services to motor carrier companies and to fuel distributors. Those services include funds transfer, driver payroll services, fuel management services, permit procurement, and fuel and use tax reporting.

Our Business Model. We are a service company. We act primarily to add value and expertise in the procurement and execution of transportation and logistics, including sourcing of produce products for our customers. Our total revenues represent the total dollar value of services and goods we sell to our customers. Net revenues are our total revenues less purchased transportation and related services, including motor carrier, rail, ocean, air, and other costs, and the purchase price and services related to the products we source. Our net revenues are the primary indicator of our ability to source, add value, and sell services and products that are provided by third parties, and we consider them to be our primary performance measurement. Accordingly, the discussion of our results of operations below focuses largely on the changes in our net revenues.

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

In addition, we do not have pre-committed targets for headcount. Our personnel decisions are decentralized. Our branch managers determine the appropriate number of employees for their offices, within productivity guidelines, based on their branch’s volume of business. This helps keep our personnel expense as variable as possible with the business.

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

We combined two branches and opened four new branches in the first three months of 2009, and are planning limited branch openings through the remainder of 2009. Because we usually open new offices with only two or three employees, we do not expect them to make a material contribution to our financial results in the first few years of their operation.

Our People. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Because of the significant reduction in overall transportation demand in the marketplace, in the first quarter of 2009 some of our branches and corporate functions adjusted their staffing levels to better match our current level of business. Our headcount decreased by 480 employees during the first quarter of 2009 compared to the end of the fourth quarter of 2008. We believe the personnel adjustments made during the quarter were appropriate to balance our current shipment volumes and workloads with our staffing levels, while leaving us with good resource flexibility to continue to aggressively sell and pursue market share in all of our services.

Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our sales employees more service-oriented, focused, and creative. In 2003, we implemented a restricted stock program to better align our key employees with the interests of our shareholders, and to motivate and retain them for the long term. These restricted stock awards vest over a five year period based on the performance of the company and have been awarded annually since 2003.

Our Customers. In 2008, we worked with approximately 32,000 customers. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very diverse. In 2008, our top 100 customers represented approximately 30 percent of our total net revenues, and our largest customer was approximately three percent of our total net revenues.

Our Carriers. Our carrier base includes motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. In 2008, we increased our carrier base to approximately 50,000. While our volume with many of these providers may still be small, we believe the growth in our contract carrier network shows that we are well positioned to continue to meet our customers’ needs. Motor carriers that had fewer than 100 tractors transported approximately 75 percent of our truckload shipments in 2008. In our truckload business, no single carrier represents more than one percent of our carrier capacity.

Our Goals. Since we became a publicly-traded company in 1997, our long-term compounded annual growth target has been 15 percent for net revenues, income from operations, and earnings per share. This goal was based on an analysis of our performance in the previous 20 years, during which our compounded annual growth rate was 15 percent. Although there have been periods where we have not achieved these goals, since 1997, we have exceeded this compounded growth goal in all three categories.

Our expectation is that over time, we will continue to achieve our long-term target of 15 percent growth, but that we will have periods in which we exceed that goal and periods in which we fall short. We expect to reach our long-term growth primarily through internal growth but acquisitions that fit our growth criteria and culture may also augment our growth.

A prolonged environment of weak demand is the most challenging for us. In the first quarter of 2009, our net revenues grew 0.2 percent to $338.6 million. Our income from operations increased 0.9 percent to $137.4 million and our diluted earnings per share were unchanged at $0.50. Due to overall economic conditions and the significant decline in overall North American transportation volumes, we did not achieve our long-term growth goal of 15 percent during the first quarter of 2009. We had declines in most of our transportation modes in the first quarter of 2009. While our volume declines were partially offset by increased net revenue margins (net revenues as a percentage of total revenues) in the first quarter of 2009, over a longer period of time volume growth is necessary for us to reach our long-term growth goals. The environment remains unpredictable. Based on published industry freight indexes and reductions in overall economic activity and manufacturing production, 2009 will be very challenging for growth and it is more likely that we will continue to experience volume declines and not achieve our long-term growth goals.

Results of Operations

The following table summarizes our total revenues by service line:

	Three Months Ended March 31,
	2009	2008	% change
Revenues (in thousands)

Transportation	$1,318,526	$1,641,612	-19.7%

Sourcing	359,134	331,297	8.4

Information Services	10,340	12,303	-16.0

Total revenues	$1,688,000	$1,985,212	-15.0%

The following table sets forth our net revenue margins, or net revenues as a percentage of total revenues, between services and products:

	Three Months Ended March 31,
	2009	2008
Transportation	22.6%	18.2%

Sourcing	8.5	8.2

Information Services	100.0	100.0

Total	20.1%	17.0%

The following table summarizes our net revenues by service line:

	Three Months Ended March 31,
	2009	2008	% change
Net revenues (in thousands)

Transportation:

Truck	$256,359	$259,323	-1.1%

Intermodal	9,801	9,178	6.8

Ocean	14,227	12,255	16.1

Air	7,337	8,050	-8.9

Miscellaneous	9,970	9,867	1.0

Total transportation	297,694	298,673	-0.3

Sourcing	30,569	27,053	13.0

Information Services	10,340	12,303	-16.0

Total net revenues	$338,603	$338,029	0.2%

The following table represents certain statement of operations data, shown as percentages of our net revenues:

	Three Months Ended March 31,
	2009	2008
Net revenues	100.0%	100.0%
Selling, general, and administrative expenses
Personnel expenses	45.3	45.5
Other selling, general, and administrative expenses	14.2	14.3

Total selling, general, and administrative expenses	59.4	59.7

Income from operations	40.6	40.3
Investment and other income	0.1	0.7

Income before provision for income taxes	40.7	41.0
Provision for income taxes	15.5	15.5

Net income	25.2%	25.5%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total revenues and direct costs. Our consolidated total revenues decreased 15 percent in the first quarter of 2009 compared to the first quarter of 2008. Total Transportation revenues declined 19.7 percent to $1.3 billion in the first quarter of 2009 from $1.6 billion in the first quarter of 2008. Total purchased transportation services declined 24.0 percent in the first quarter of 2009 to $1.0 billion from $1.3 billion in the first quarter of 2008. These declines were driven by falling transportation rates, due primarily to a reduction in fuel prices, and volume declines in most of our transportation modes. A significant decline in overall transportation market demand due to the economic recession impacted our volumes. Our Sourcing revenue increased 8.4 percent to $359.1 million in the first quarter of 2009. Purchased products sourced for resale increased 8.0 percent in the first quarter of 2009 to $328.6 million from $304.2 million in the first quarter of 2008. These increases were primarily due to volume growth. Our Information Services revenue decreased 16.0 percent to $10.3 million in the first quarter of 2009 from $12.3 million in the first quarter of 2008. The decrease was driven by declines in transactions and lower fuel prices.

Net revenues. Total Transportation net revenues decreased 0.3 percent to $297.7 million in the first quarter of 2009 from $298.7 million in the first quarter of 2008. Our Transportation net revenue margin increased to 22.6 percent in 2009 from 18.2 percent in 2008 largely driven by a decline in fuel prices.

Our truck net revenues, which consist of truckload and less-than-truckload (“LTL”) services, comprise approximately 76 percent of our total net revenues. Our truck net revenues decreased 1.1 percent to $256.4 million in the first quarter of 2009 from $259.3 million in the first quarter of 2008. Our truckload volumes decreased approximately ten percent. Our truckload rates decreased approximately 12 percent. Excluding the estimated impacts of fuel, on average our truckload rates decreased approximately one percent in the first quarter of 2009, although rates declined as the quarter progressed. Our truckload net revenue margin increased due to lower fuel prices and lower cost of capacity. Consistent with many past periods of falling transportation demand, our cost of capacity fell faster than our customer rates. Excluding the estimated impacts of fuel, our cost of truckload capacity decreased approximately three percent as carriers lowered their rates. During the first quarter of 2009, our LTL shipment volumes increased approximately five percent compared to the first quarter of 2008. Our LTL net revenue margin also increased in the first quarter of 2009.

Our intermodal net revenue increase of 6.8 percent to $9.8 million in the first quarter was driven by margin expansion and a small increase in volumes, due to an increase in higher-margin transactional opportunities and cross selling with existing customers.

Our ocean transportation net revenue increased 16.1 percent to $14.2 million in the first quarter of 2009. Excluding our previously disclosed acquisition of Transera International Holdings Ltd. (“Transera”) on August 1, 2008, our ocean transportation business would have declined approximately six percent. This decline was driven by decreased volumes, offset partially by margin expansion. Our ocean net revenue margin increased primarily due to lower cost of capacity driven by weak market demand.

Our air transportation net revenue decrease of 8.9 percent to $7.3 million in the first quarter of 2009 was driven by decreased volumes, partially offset by the impact of the Transera acquisition and increased net revenue margin. Excluding Transera, our air transportation business decreased approximately 14 percent.

For the first quarter, Sourcing net revenue increased 13.0 percent to $30.6 million in 2009 from $27.1 million in 2008. This increase was driven primarily by volume growth. Our margin increased slightly to 8.5 percent in 2009 compared to 8.2 percent in 2008. The increase in volume was driven by our continued success selling our unique value added products and services to our retail and food service customers.

Our Information Services net revenue decreased 16.0 percent in the first quarter of 2009 to $10.3 million. The decrease was driven by declines in transactions. Lower fuel prices also impacted our growth, as some of our merchant fees are based on a percentage of the total sale amount.

Selling, general, and administrative expenses. For the first quarter, selling, general, and administrative expenses decreased 0.4 percent to $201.2 million in 2009 from $202.0 million in 2008. This was due to a decrease of 0.3 percent in personnel expenses and a decrease of 0.4 percent in other selling, general, and administrative expenses. As a percentage of net revenues, selling, general, and administrative expenses decreased slightly to 59.4 percent in the first quarter of 2009 from 59.7 percent in the first quarter of 2008.

Personnel expenses as a percentage of net revenues decreased from 45.5 percent to 45.3 percent. Expenses related to our restricted stock program and various other incentive plans are variable, based on growth in our earnings. Our decline in earnings in the first quarter of 2009 compared to the growth in earnings in the first quarter of 2008 resulted in a decrease in expense related to some of these incentive plans. This contributed to a decline in personnel expenses.

We started 2009 with eight percent more employees than we began 2008. As of March 31, 2009 our total employee count is roughly flat with March 31, 2008. Due to the higher staffing levels within the quarter this year, our current personnel expense is higher than last year.

As the first quarter progressed this year and the severity of the recession became more apparent, some of our branches and corporate functions adjusted their staffing levels to better match the current level of demand. As a result, we had 7,481 employees at the end of the quarter compared to 7,961 at January 1, 2009. Current year personnel expense includes $2.8 million of severance expenses related to these personnel changes.

For the first quarter, other selling, general, and administrative expenses decreased 0.4 percent to $48.0 million in 2009 from $48.2 million in 2008. We had increases in some expenses including legal fees, provisions for doubtful accounts, and freight claims. These increases were offset by reductions in travel, entertainment, and other discretionary expenses.

Income from operations. Income from operations increased 0.9 percent to $137.4 million for the three months ended March 31, 2009. Income from operations as a percentage of net revenues was 40.6 percent and 40.3 percent for the three months ended March 31, 2009 and 2008.

Investment and other income. Investment and other income decreased 80.2 percent to $0.5 million for the three months ended March 31, 2009. Our available-for-sale securities were $2.0 million at March 31, 2009 compared with $34.9 million at March 31, 2008. Our investment income is down significantly compared to last year primarily due to the changes in the overall market yields on high-quality, short-term investments.

Provision for income taxes. Our effective income tax rate was 38.1 percent for the first quarter of 2009 and 37.7 percent for the first quarter of 2008. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income decreased 1.1 percent to $85.4 million for the three months ended March 31, 2009. Basic net income per share was $0.50 and $0.51 for the three months ended March 31, 2009 and 2008. Diluted net income per share was $0.50 for the three months ended March 31, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $449.7 million and $379.8 million as of March 31, 2009 and 2008. Available-for-sale securities consisting primarily of highly liquid investments totaled $2.0 million and $34.9 million as of March 31, 2009 and 2008. Working capital at March 31, 2009 and 2008 was $644.5 million and $669.1 million.

Our first priority for our cash is growing the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions to redeploy our cash, but those acquisitions must fit our culture and enhance our growth opportunities. We continue to invest our cash with a focus on principal preservation. Our current interest-bearing cash and investments are split primarily between municipal money markets and treasury money markets. Our investment income is down significantly compared to last year due to the changes in the overall market yields of high-quality, short-term investments.

Cash flow from operating activities. We generated $58.7 million and $25.7 million of cash flow from operations during the three months ended March 31, 2009 and 2008. The increase in cash flow from operating activities was primarily driven by a decrease in accounts receivables. Accounts receivable decreased by $30.1 million from December 31, 2008 to March 31, 2009. Our accounts receivable balance decreased due to a decrease in our total revenues, which was primarily due to lower fuel prices and decreased volumes.

Cash flow from investing activities. We used $10.9 million and generated $75.9 million of cash flow for investing activities during the three months ended March 31, 2009 and 2008. Our investing activities consist primarily of capital expenditures, sales, maturities, and purchases of available-for-sale securities.

We used $11.6 million and $5.9 million of cash for capital expenditures during the three months ended March 31, 2009 and 2008. Our net capital expenditures during the quarter included $6.6 million related to our new data center. We expect to have expenditures related to the data center of approximately $6 million during the rest of 2009. Our current plan is for the new data center to be live in August, 2009. In addition to this project, we had approximately $5 million in capital expenditures to support our ongoing operations.

We generated $81.3 million of net cash from purchases, sales, and maturities of available-for-sale securities during the three months ended March 31, 2008. During the first quarter of 2008, we sold all of our auction rate securities and invested the majority of our proceeds in money market funds.

Cash flow from financing activities. We used $86.9 million and $62.1 million of cash flow for financing activities during the three months ended March 31, 2009 and 2008. This was primarily quarterly dividends and share repurchases.

We used $39.6 million and $38.0 million to pay cash dividends during the three months ended March 31, 2009 and 2008, with the increase in 2009 due to a nine percent increase in our quarterly dividend rate to $0.24 per share in 2009 from $0.22 per share in 2008.

We also used $55.4 million and $41.9 million of cash flow for share repurchases during the three months ended March 31, 2009 and 2008. The increase in 2009 was due to an increase in the number of shares repurchased. The current authorization has approximately 5 million shares remaining. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.

We have 3.5 million Euros available under a line of credit at an interest rate of Euribor plus 45 basis points (6.45 percent at March 31, 2009). This discretionary line of credit has no expiration date. As of March 31, 2009 and 2008 the outstanding balance was zero. Our credit agreement contains certain financial covenants but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of March 31, 2009.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of our critical accounting policies and estimates.

Revenue recognition. Total revenues consist of the total dollar value of goods and services purchased from us by customers. Net revenues are our total revenues less purchased transportation and related services, including motor carrier, rail, ocean, air, and other costs, and the purchase price and services related to the products we source. We act principally as the service provider for these transactions and recognize revenue as these services are rendered or goods are delivered. At that time, our obligations to the transactions are completed and collection of receivables is reasonably assured. Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, establishes the criteria for recognizing revenues on a gross or net basis. Most transactions in our Transportation and Sourcing businesses are recorded at the gross amount we charge our customers for the service we provide and goods we sell. In these transactions, we are the primary obligor, we are a principal to the transaction, we have all credit risk, we maintain substantially all risks and rewards, we have discretion to select the supplier, and we have latitude in pricing decisions.

Additionally, in our Sourcing business, we take loss of inventory risk during shipment and have general inventory risk. Certain transactions in customs brokerage, transportation management, and all transactions in Information Services are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.

Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $28.1 million as of March 31, 2009, decrease compared to the allowance of $29.3 million as of December 31, 2008. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

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

Stock-based compensation. We account for share-based compensation in accordance with SFAS No. 123R, Share Based Payment. Under this standard, the fair value of each share-based payment award is established on the date of grant. For grants of restricted shares and restricted units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts have varied from 12 percent to 22 percent and are calculated using the Black-Scholes option pricing model. Increased stock price volatility is the primary factor that has caused the change in the discount applied. For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $451.7 million of cash and investments on March 31, 2009, consisting of $449.7 million of cash and cash equivalents and $2.0 million of available-for-sale securities. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are money market securities from treasury and tax exempt money issuers. All of our available-for-sale securities are high-quality bonds that are exempt from U.S. federal income taxes. Because of the credit risk criteria of our investment policies and practices, the primary market risks associated with these investments are interest rate and liquidity risks. We do not use derivative financial instruments to manager interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments.

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

Gender Discrimination Lawsuit—As we previously disclosed, certain gender discrimination class claims were settled in 2006. The settlement was within our insurance coverage limits, and was fully funded by insurance.

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

The settlement of the gender discrimination class claims did not include claims of putative class members who subsequently filed individual Equal Employment Opportunity Commission (EEOC) charges after the denial of class status. Fifty-four of those EEOC claimants filed lawsuits. Fifty-two of those suits have been settled or dismissed. The settlement amounts were not material to our financial position or results of operations. We are vigorously defending the remaining two lawsuits.

Accident Litigation—On March 20, 2009 a jury in Will County, Illinois entered a verdict of $23.75 million against us, a federally authorized motor carrier with which we contracted, and the motor carrier’s driver. The award was entered in favor of three named plaintiffs following a consolidated trial, stemming from an accident that occurred on April 1, 2004. The motor carrier and the driver both admitted that at the time of the accident the driver was acting as an agent for the motor carrier, and that the load was being transported according to the terms of our contract with the motor carrier. Our contract clearly defined the motor carrier as an independent contractor. The verdict has the effect of holding us vicariously liable for the damages caused by the admitted negligence of the motor carrier and its driver. There were no claims that our selection or retention of the motor carrier was negligent.

Given our prior experience with claims of this nature, we believe the court erred in allowing theses claims to be considered by a jury. As a result we are vigorously pursuing all available legal avenues by which we may obtain relief from the verdict. On April 17, 2009, as provided under Illinois law, we filed a post-trial motion. In that motion we have requested the entry of an order granting judgment in our favor not withstanding the verdict due to the fact that the evidence presented to the jury was legally insufficient to support the verdict. In the alternative we have requested that the verdict be set aside and that a new trial be ordered due to numerous prejudicial trial errors which denied us a fair trial. In the event the trial court fails to grant our request for post-trial relief we will challenge the verdict before the Illinois appellate court.

Under the terms of the insurance program which we had in place in 2004 we have retained the first $5.0 million of exposure on claims of this nature. Because there are multiple potential outcomes, many of which are reasonably possible, but none of which we believe is probable, we have not recorded a liability for this claim at this time.

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the company during the quarter ended March 31, 2009 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2009	20,000	$55.52	20,000	6,195,696
February 2009	570,000	$45.59	570,000	5,625,696
March 2009	660,000	$42.85	660,000	4,965,696

Total:	1,250,000	$44.39	1,250,000	4,965,696

(1)	We repurchased an aggregate of 1,250,000 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February 1999.
(2)	In May 2007, our Board of Directors approved repurchases of up to 10,000,000 shares of our common stock. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

We filed a report on Form 8-K January 27, 2009; this report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of our earnings release for the quarter and year ended December 31, 2008.

We filed a report on Form 8-K on February 12, 2009; this report contained information regarding our announcement that our Board of Directors declared a regular quarterly cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2009

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By	/s/ Chad M. Lindbloom
Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)