Form 10-Q
period 2009-06-30
C H ROBINSON WORLDWIDE INC
filed 2009-08-10
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of August 6, 2009, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 168,379,966.

C.H. ROBINSON WORLDWIDE, INC.

FORM 10-Q

For the Quarter Ended June 30, 2009

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$356,871	$494,743
Available-for-sale securities	592	2,644
Receivables, net of allowance for doubtful accounts of $30,950 and $29,263	920,686	828,884
Deferred tax asset	8,124	5,413
Prepaid expenses and other	30,602	16,187

Total current assets	1,316,875	1,347,871
PROPERTY AND EQUIPMENT, net	111,795	104,088
GOODWILL	334,586	324,704
INTANGIBLE AND OTHER ASSETS, net	23,559	24,225
LONG TERM DEFERRED TAX ASSET	16,856	14,833

Total assets	$1,803,671	$1,815,721

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable and outstanding checks	$595,440	$568,758
Accrued expenses:
Compensation and profit-sharing contribution	59,179	93,431
Other accrued liabilities	35,434	35,464

Total current liabilities	690,053	697,653
LONG TERM LIABILITIES:
Non current income taxes payable	11,324	9,887
Nonqualified deferred compensation obligation	985	960

Total liabilities	702,362	708,500

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 176,128 shares issued; 168,538 and 170,437 shares outstanding	16,854	17,044
Retained earnings	1,302,555	1,207,428
Additional paid-in capital	169,659	177,486
Accumulated other comprehensive (loss) income	(1,548)	2,165
Treasury stock at cost (7,590 and 5,691 shares)	(386,211)	(296,902)

Total stockholders’ investment	1,101,309	1,107,221

Total liabilities and stockholders’ investment	$1,803,671	$1,815,721

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Transportation	$1,487,577	$1,927,354	$2,806,103	$3,568,966
Sourcing	427,010	380,933	786,144	712,230
Information Services	11,433	13,419	21,773	25,722

Total revenues	1,926,020	2,321,706	3,614,020	4,306,918
COSTS AND EXPENSES:
Purchased transportation and related services	1,181,354	1,629,872	2,202,186	2,972,811
Purchased products sourced for resale	392,962	350,648	721,527	654,892
Personnel expenses	151,743	146,521	304,966	300,275
Other selling, general, and administrative expenses	50,077	50,159	98,089	98,357

Total costs and expenses	1,776,136	2,177,200	3,326,768	4,026,335

INCOME FROM OPERATIONS	149,884	144,506	287,252	280,583
INVESTMENT AND OTHER INCOME	729	1,709	1,219	4,183

INCOME BEFORE PROVISION FOR INCOME TAXES	150,613	146,215	288,471	284,766
PROVISION FOR INCOME TAXES	58,360	55,797	110,835	108,030

NET INCOME	92,253	90,418	177,636	176,736
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	3,441	3,646	(3,716)	5,985

COMPREHENSIVE INCOME	$95,694	$94,064	$173,920	$182,721

BASIC NET INCOME PER SHARE	$0.55	$0.53	$1.05	$1.04

DILUTED NET INCOME PER SHARE	$0.54	$0.52	$1.04	$1.02

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	167,972	169,731	168,422	169,794
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	1,612	3,752	1,667	3,953

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	169,584	173,483	170,089	173,747

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$177,636	$176,736
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	11,667	12,596
Depreciation and amortization	14,654	15,370
Provision for doubtful accounts	9,908	5,658
Other non-cash (income) expense	(4,671)	5,559
Changes in operating elements:
Receivables	(97,188)	(242,772)
Prepaid expenses and other	(14,480)	(5,010)
Accounts payable and outstanding checks	20,511	139,852
Accrued compensation and profit-sharing contribution	(32,458)	(41,104)
Other accrued liabilities	758	(3,700)

Net cash provided by operating activities	86,337	63,185

INVESTING ACTIVITIES
Purchases of property and equipment	(20,025)	(11,053)
Purchases of available-for-sale-securities	—	(110,317)
Sales/maturities of available-for-sale-securities	2,146	187,777
Cash paid for acquisitions	(12,412)	(9,915)
Other	39	651

Net cash (used for) provided by investing activities	(30,252)	57,143

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	13,073	17,120
Repurchase of common stock	(126,884)	(95,468)
Excess tax benefit on stock-based compensation plans	4,226	8,506
Cash dividends	(80,848)	(75,803)

Net cash used for financing activities	(190,433)	(145,645)

Effect of exchange rates on cash	(3,524)	5,145
Net change in cash and cash equivalents	(137,872)	(20,172)
CASH AND CASH EQUIVALENTS, beginning of period	494,743	338,885

CASH AND CASH EQUIVALENTS, end of period	$356,871	$318,713

See accompanying notes.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of multimodal transportation services and logistics solutions through a network of 233 branch offices operating in North America, Europe, Asia, South America, Australia, and the Middle East. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

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

2. New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard (SFAS) No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We have adopted SFAS No. 141R as of January 1, 2009 and applied it to the acquisition discussed in Note 8. SFAS No. 141R did not have any impact on our financial statements upon adoption.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 was effective for us during the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the consolidated financial statements. We evaluated events and transactions for potential recognition or disclosure in the financial statements through the date of this filing. See Note 9.

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1 (FSP FAS No. 107-1 and APB No. 28-1), Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 was effective for us during the quarter ended June 30, 2009. We have adopted FSP FAS No. 107-1 and APB No. 28-1 and provided the required disclosure in Note 5.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. In June 2009, FASB approved the FASB Accounting Standards Codification (the Codification) as the single source of authoritative, nongovernmental accounting principles generally accepted in the United States of America (GAAP), excluding the guidance issued by the Securities and Exchange Commission (SEC). FASB approved an Exposure Draft that replaced SFAS 162 and modified GAAP by establishing only two levels of GAAP, authoritative and nonauthoritative. This was accomplished by authorizing the Codification to become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for our financial statements during the quarter ending September 30, 2009. We do not expect the Codification to have any impact on our consolidated financial statements.

3. Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the period ended June 30, 2009 is as follows (in thousands):

Balance December 31, 2008	$324,704
Acquisition	9,984
Foreign currency translation	(102)

Balance June 30, 2009	$334,586

A summary of our other intangible assets, which include primarily non-competition agreements and customer relationships, is as follows (in thousands):

	June 30, 2009	December 31, 2008
Gross	$36,462	$35,869
Accumulated amortization	(22,857)	(20,969)

Net	$13,605	$14,900

Amortization expense for the six months ended June 30, 2009 and 2008 for other intangible assets was $3.3 million and $2.9 million. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at June 30, 2009 is as follows (in thousands):

Remainder of 2009	$3,424
2010	3,469
2011	2,448
2012	1,715
2013	1,502
2014	1,047

Total	$13,605

4. Litigation

Gender Discrimination Lawsuit—As we previously disclosed, certain gender discrimination class claims were settled in 2006. The settlement was within our insurance coverage limits, and was fully funded by insurance.

Although the gender class settlement was fully funded by insurance, those insurers reserved the right to seek a court ruling that a portion of the settlement was not covered under their policies, and also to dispute payment of certain defense costs incurred in that litigation. Insurance coverage litigation between us and one of our insurance carriers concerning these issues and insurance coverage for individual lawsuits that were not part of the class settlement has been pending in Minnesota State Court. Recent court rulings have determined that the gender class settlement payment was appropriately covered under applicable policies, and that the insurance carrier has a duty to reimburse reasonable defense costs in the gender class action in all but two of the individual lawsuits. This ruling is being appealed by the insurance carrier.

The settlement of the gender discrimination class claims did not include claims of putative class members who subsequently filed individual Equal Employment Opportunity Commission (EEOC) charges after the denial of class status. Fifty-four of those EEOC claimants filed lawsuits. Fifty-three of those suits have been settled or dismissed. The settlement amounts were not material to our financial position or results of operations. We are vigorously defending the remaining lawsuit.

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

Given our prior experience with claims of this nature, we believe the court erred in allowing theses claims to be considered by a jury. As a result we are vigorously pursuing all available legal avenues by which we may obtain relief from the verdict. On April 17, 2009, as provided under Illinois law, we filed a post-trial motion. In that motion we have requested the entry of an order granting judgment in our favor not withstanding the verdict, due to the fact that the evidence presented to the jury was legally insufficient to support the verdict. In the alternative we have requested that the verdict be set aside and that a new trial be ordered due to numerous prejudicial trial errors which denied us a fair trial. In the event the trial court fails to grant our request for post-trial relief we will challenge the verdict before the Illinois appellate court.

Under the terms of the insurance program which we had in place in 2004 we would be responsible for the first $5.0 million of claims of this nature. Because there are multiple potential outcomes, many of which are reasonably possible, but none of which we believe is probable, we have not recorded a liability for this claim at this time.

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

5. Fair Value Measurement

We adopted SFAS No. 157 as of January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The following table presents information as of June 30, 2009, about our financial assets that are measured at fair value on a recurring basis, according to the valuation techniques we used to determine their fair values.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
Cash and cash equivalents	$356,871	$—	$356,871
Debt securities- Available-for-sale:
State and municipal obligations	—	592	592

Total assets at fair value	$356,871	$592	$357,463

The carrying value of cash and cash equivalents approximates fair value as maturities are three months or less. The estimated fair values of debt securities held as available-for-sale are based on quoted market prices and/or other market data for the same or comparable instruments and the transactions in establishing the prices.

6. Stock Award Plans

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Total compensation expense recognized in our statements of operations for stock-based compensation awards was $6.0 million and $4.3 million for the three months ended June 30, 2009 and 2008 and $11.7 million and $12.6 million for the six months ended June 30, 2009 and 2008.

Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 28,000,000 shares can be granted under this plan; approximately 8,660,000 shares were available for stock awards as of June 30, 2009, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Stock Options—The contractual lives of all options as originally granted are ten years. Options vested over a five-year period from the date of grant, with none vesting the first year and one quarter vesting each year after that. Recipients are able to exercise options using a stock swap which results in a new, fully-vested restoration option with a grant price established based on the date of the swap and a remaining contractual life equal to the remaining life of the original option. Options issued to non-employee directors vest immediately. The fair value per option is established using the Black-Scholes option pricing model, with the resulting expense being recorded over the vesting period of the award. Other than restoration options, we have not issued any new stock options since 2003. As of June 30, 2009, there was no unrecognized compensation expense related to stock options since all outstanding options were fully vested.

Restricted Stock Awards—We have awarded performance-based restricted shares and restricted units to certain key employees and non-employee directors. These restricted shares and restricted units are subject to certain vesting requirements over a five-year period, based on the operating performance of the company. The awards also contain restrictions on the awardees’ ability to sell or transfer vested shares or units for a specified period of time. The fair value of these shares is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts have varied from 12 percent to 22 percent and are calculated using the Black-Scholes option pricing model. Increased stock price volatility is the primary reason that the discount increased. These grants are being expensed based on the terms of the awards.

We have also awarded to certain key employees restricted shares and units that vest primarily based on continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed over the vesting period of the award.

As of June 30, 2009, there was unrecognized compensation expense of $119.3 million related to previously granted restricted equity. The amount of future expense will be based primarily on company performance.

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

Employee Stock Purchase Plan—Our 1997 Employee Stock Purchase Plan allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of the quarter, discounted by 15 percent. Shares are vested immediately. Employees purchased approximately 50,000 shares of our common stock at an aggregate cost of $2.2 million during the quarter ended June 30, 2009. The 15 percent discount resulted in an expense to the company of approximately $392,000 during the quarter.

7. Income Taxes

C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2005.

Our effective income tax rate was 38.7 percent for the second quarter of 2009 and 38.2 percent for the second quarter of 2008. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

8. Acquisition

On June 12, 2009, we acquired the operating subsidiaries of Walker Logistics Overseas, Ltd. (“Walker”). Walker is a leading international freight forwarder headquartered in London. Walker is a global, fully integrated import and export door-to-door provider specializing in air freight, ocean freight, warehousing, courier, and logistics solutions. Its customers are primarily in electronics, telecommunications, medical, sporting goods, and military industries. The majority of their revenues are from air and ocean freight.

The acquisition of Walker fit one of our key strategic initiatives to continue to build our global forwarding network. The Walker acquisition strengthens our position in the United Kingdom and builds additional airfreight capabilities. This acquisition also gives us increased exposure to the Asia-European Union trade lane. This acquisition added less than $0.01 to our diluted earnings per share for the quarter and did not have a material impact on our results of operations or our financial position.

9. Subsequent Events

On July 7, 2009, we acquired certain assets of International Trade & Commerce, Inc. (“ITC”). ITC is a United States customs brokerage company specializing in warehousing and distribution and cross-border services between the United States and Mexico. ITC is headquartered in Laredo, Texas and has approximately 40 employees and staff. We do not expect this acquisition to have a material impact on our results of operations or financial position.

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

Overview

Our Company. We are a global provider of multimodal transportation services and logistics solutions, operating through a network of branch offices in North America, Europe, Asia, South America, Australia, and the Middle East. We are a non-asset based transportation provider, meaning we do not own the transportation equipment that is used to transport our customers’ freight. We work with approximately 50,000 transportation companies worldwide, and through those relationships we select and hire the appropriate transportation providers to meet our customers’ needs. As an integral part of our transportation services, we provide a wide range of value added logistics services, such as supply chain analysis, freight consolidation, core carrier program management, and information reporting.

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

During the second quarter of 2009, we increased the size of our branch network by two branches, to 233. We opened one new branch, combined two branches, and added two branches through our acquisition of Walker. We are planning limited branch openings through the remainder of 2009. Because we usually open new offices with only two or three employees, we do not expect them to make a material contribution to our financial results in the first few years of their operation.

Our People. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Because of the significant reduction in overall transportation demand in the marketplace, in the first six months of 2009 some of our branches and corporate functions adjusted their staffing levels to better match our current level of business. Our headcount decreased by 649 employees during the first six months of 2009 compared to December 31, 2008. The majority of the headcount decrease occurred in the first quarter of 2009. We believe the personnel adjustments made during the period were appropriate to balance our current shipment volumes and workloads with our staffing levels, while leaving us with good resource flexibility to continue to aggressively sell and pursue market share in all of our services.

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

Our Carriers. Our carrier base includes motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. In 2008, we increased our carrier base to approximately 50,000. While our volume with many of these providers may still be small, we believe the size of our contract carrier network shows that we are well positioned to continue to meet our customers’ needs. Motor carriers that had fewer than 100 tractors transported approximately 75 percent of our truckload shipments in 2008. In our truckload business, no single carrier represents more than one percent of our carrier capacity.

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

A prolonged environment of weak demand is the most challenging for us. In the second quarter of 2009, our consolidated total revenues decreased 17.0 percent due primarily to falling transportation rates, largely driven by a reduction in fuel prices, and volume declines in most of our transportation modes. Our net revenues grew 3.1 percent to $351.7 million. Our income from operations increased 3.7 percent to $149.9 million and our diluted earnings per share increased 3.8 percent to $0.54. Due to overall economic conditions and the significant decline in overall North American transportation volumes, we did not achieve our long-term growth goal of 15 percent during the second quarter of 2009. We had declines in most of our transportation modes in the second quarter of 2009. While our volume declines were partially offset by increased net revenue margins (net revenues as a percentage of total revenues) in the second quarter of 2009, over a longer period of time volume growth is necessary for us to reach our long-term growth goals. The environment remains unpredictable. Based on published industry freight indexes and reductions in overall economic activity and manufacturing production, 2009 has been and will continue to be very challenging for growth.

Results of Operations

The following table summarizes our total revenues by service line:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% change	2009	2008	% change
Revenues (in thousands)

Transportation	$1,487,577	$1,927,354	-22.8%	$2,806,103	$3,568,966	-21.4%
Sourcing	427,010	380,933	12.1%	786,144	712,230	10.4%
Information Services	11,433	13,419	-14.8%	21,773	25,722	-15.4%

Total	$1,926,020	$2,321,706	-17.0%	$3,614,020	$4,306,918	-16.1%

The following table sets forth our net revenue margins, or net revenues as a percentage of total revenues, between services and products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Transportation	20.6%	15.4%	21.5%	16.7%
Sourcing	8.0	8.0	8.2	8.1
Information Services	100.0	100.0	100.0	100.0

Total	18.3%	14.7%	19.1%	15.8%

The following table summarizes our net revenues by service line:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% change	2009	2008	% change
Net revenues (in thousands)

Transportation:

Truck	$266,226	$252,204	5.6%	$522,585	$511,527	2.2%
Intermodal	8,457	10,700	-21.0%	18,258	19,878	-8.1%
Ocean	12,947	14,034	-7.7%	27,174	26,289	3.4%
Air	7,748	9,711	-20.2%	15,085	17,761	-15.1%
Miscellaneous	10,845	10,833	0.1%	20,815	20,700	0.6%

Total transportation	306,223	297,482	2.9%	603,917	596,155	1.3%

Sourcing	34,048	30,285	12.4%	64,617	57,338	12.7%
Information Services	11,433	13,419	-14.8%	21,773	25,722	-15.4%

Total net revenues	$351,704	$341,186	3.1%	$690,307	$679,215	1.6%

The following table represents certain statement of operations data, shown as percentages of our net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Personnel expenses	43.1	42.9	44.2	44.2
Other selling, general, and administrative expenses	14.2	14.7	14.2	14.5

Total operating expenses	57.4	57.6	58.4	58.7

Income from operations	42.6	42.4	41.6	41.3
Investment and other income	0.2	0.5	0.2	0.6

Income before provision for income taxes	42.8	42.9	41.8	41.9
Provision for income taxes	16.6	16.4	16.1	15.9

Net income	26.2%	26.5%	25.7%	26.0%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Total revenues and direct costs. Our consolidated total revenues decreased 17.0 percent in the second quarter of 2009 compared to the second quarter of 2008. Total Transportation revenues declined 22.8 percent to $1.5 billion in the second quarter of 2009 from $1.9 billion in the second quarter of 2008. Total purchased transportation services declined 27.5 percent in the second quarter of 2009 to $1.2 billion from $1.6 billion in the second quarter of 2008. These declines were driven by falling transportation rates, due primarily to a reduction in fuel prices, and volume declines in most of our transportation modes. A significant decline in overall transportation market demand due to the economic recession impacted our volumes. Our Sourcing revenue increased 12.1 percent to $427.0 million in the second quarter of 2009. Purchased products sourced for resale increased 12.1 percent in the second quarter of 2009 to $393.0 million from $350.6 million in the second quarter of 2008. These increases were primarily due to volume growth. Our Information Services revenue decreased 14.8 percent to $11.4 million in the second quarter of 2009 from $13.4 million in the second quarter of 2008. The decrease was driven by declines in transactions and lower fuel prices.

Net revenues. Total Transportation net revenues increased 2.9 percent to $306.2 million in the second quarter of 2009 from $297.5 million in the second quarter of 2008. Our Transportation net revenue margin increased to 20.6 percent in 2009 from 15.4 percent in 2008 largely driven by a decline in fuel prices and a lower cost of capacity.

Our truck net revenues, which consist of truckload and less-than-truckload (“LTL”) services, comprise approximately 76 percent of our total net revenues. Our truck net revenues increased 5.6 percent to $266.2 million in the second quarter of 2009 from $252.2 million in the second quarter of 2008. Our truckload volumes decreased approximately five percent. Excluding the estimated impacts of fuel, on average our truckload rates decreased approximately five percent in the second quarter of 2009. Our truckload net revenue margin increased due to lower fuel prices and lower cost of capacity. Consistent with past periods of falling transportation demand, our cost of capacity fell faster than our customer rates. Excluding the estimated impacts of fuel, our cost of truckload capacity decreased approximately 10 percent as carriers lowered their rates. During the second quarter of 2009, our LTL shipment volumes increased approximately 25 percent compared to the second quarter of 2008. Our LTL net revenue margin also increased slightly in the second quarter of 2009.

Our intermodal net revenue decrease of 21.0 percent to $8.5 million in the second quarter was driven largely by price declines, combined with slight volume decreases. Net revenue margin was relatively consistent with the second quarter of 2008.

Our ocean transportation net revenue decreased 7.7 percent to $12.9 million in the second quarter of 2009 driven by decreased volumes, partially offset by margin expansion. Excluding our previously disclosed acquisition of Transera International Holdings Ltd. (“Transera”) on August 1, 2008 and Walker Logistics Overseas, Ltd. (“Walker”) on June 12, 2009, our ocean transportation net revenues would have declined approximately 23 percent.

Our air transportation net revenue decrease of 20.2 percent to $7.7 million in the second quarter of 2009 was driven by decreased volumes, partially offset by the impact of the acquisitions of Transera and Walker, and increased net revenue margins. Excluding acquisitions, our air transportation net revenues decreased 26.5 percent.

For the second quarter, Sourcing net revenue increased 12.4 percent to $34.0 million in 2009 from $30.3 million in 2008. This increase was driven primarily by volume growth. Our margin remained at 8.0 percent in 2009. The increase in volume was driven by our continued success selling our value added products and services to our retail and food service customers.

Our Information Services net revenue decreased 14.8 percent in the second quarter of 2009 to $11.4 million. The decrease was driven primarily by declines in transactions. Lower fuel prices also impacted our growth, as some of our merchant fees are based on a percentage of the total sale amount.

Operating expenses. For the second quarter, operating expenses increased 2.6 percent to $201.8 million in 2009 from $196.7 million in 2008. This was due to an increase of 3.6 percent in personnel expenses and a decrease of 0.2 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses decreased slightly to 57.4 percent in the second quarter of 2009 from 57.6 percent in the second quarter of 2008.

We strive to keep personnel expenses as variable as possible by having compensation plans that vary with net revenues and profitability. During the second quarter of 2009, personnel expenses grew at a similar rate as net revenue and income from operations. Our personnel expenses as a percentage of net revenue remained relatively consistent in the second quarter of 2009 at 43.1 percent compared to 42.9 percent in the second quarter of 2008.

For the second quarter, other selling, general, and administrative expenses decreased 0.2 percent to $50.1 million in 2009 from $50.2 million in 2008. We had increases in some expenses including provisions for doubtful accounts. These increases were offset by reductions in travel, entertainment, and other discretionary expenses.

Income from operations. Income from operations increased 3.7 percent to $149.9 million for the three months ended June 30, 2009. Income from operations as a percentage of net revenues was 42.6 percent and 42.4 percent for the three months ended June 30, 2009 and 2008.

Investment and other income. Investment and other income decreased 57.3 percent to $0.7 million for the three months ended June 30, 2009. Our investment income is down significantly compared to last year primarily due to the changes in the overall market yields on high-quality, short-term investments.

Provision for income taxes. Our effective income tax rate was 38.7 percent for the second quarter of 2009 and 38.2 percent for the second quarter of 2008. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income increased 2.0 percent to $92.3 million for the three months ended June 30, 2009. Basic net income per share was $0.55 and $0.53 for the three months ended June 30, 2009 and 2008. Diluted net income per share was $0.54 and $0.52 for the three months ended June 30, 2009 and 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Total revenues and direct costs. Our consolidated total revenues decreased 16.1 percent for the six months ended June 30, 2009 compared to the six months ended June 20, 2008. Total Transportation revenues declined 21.4 percent to $2.8 billion in first six months of 2009 from $3.6 billion in the first six months of 2008. Total purchased transportation services declined 25.9 percent in the six months ended June 30, 2009 to $2.2 billion from $3.0 billion in the six months ended June 30, 2008. These declines were driven by falling transportation rates, due primarily to a reduction in fuel prices, and volume declines in most of our transportation modes. A significant decline in overall transportation market demand due to the economic recession impacted our volumes. Our Sourcing revenue increased 10.4 percent to $786.1 million in the six months ended June 30, 2009. Purchased products sourced for resale increased 10.2 percent in the six months ended June 30, 2009 to $721.5 million from $654.9 million in the six months ended June 30, 2008. These increases were primarily due to volume growth. Our Information Services revenue decreased 15.4 percent to $21.8 million in the six months ended June 30, 2009 from $25.7 million in the six months ended June 30, 2008. The decrease was driven by declines in transactions and lower fuel prices.

Net revenues. Total Transportation net revenues increased 1.3 percent to $603.9 million in the six months ended June 30, 2009 from $596.2 million in the six months ended June 30, 2008. Our Transportation net revenue margin increased to 21.5 percent in 2009 from 16.7 percent in 2008 largely driven by a decline in fuel prices and a lower cost of capacity.

Our truck net revenues, which consist of truckload and LTL services, comprise approximately 76 percent of our total net revenues. Our truck net revenues increased 2.2 percent to $522.6 million in the six months ended June 30, 2009 from $511.5 million in the six months ended June 30, 2008. Our truckload volumes decreased 7.5 percent. Our truckload rates decreased approximately 15 percent. Excluding the estimated impacts of fuel, on average our truckload rates decreased approximately three percent in the six months ended June 30, 2009. Our truckload net revenue margin increased due to lower fuel prices and lower cost of capacity. Consistent with past periods of falling transportation demand, our cost of capacity fell faster than our customer rates. Excluding the estimated impacts of fuel, our cost of truckload capacity decreased approximately seven percent as carriers lowered their rates. During the six months ended June 30, 2009, our LTL shipment volumes increased approximately 15 percent compared to the six months ended June 30, 2008. Our LTL net revenue margin also increased in the six months ended June 30, 2009.

Our intermodal net revenue decrease of 8.1 percent to $18.3 million in the six months ended June 30, 2009 was driven largely by price declines, combined with slight volume decreases. Net revenue margin also increased in the six months ended June 30, 2009.

Our ocean transportation net revenue increased 3.4 percent to $27.2 million in the six months ended June 30, 2009 driven by decreased volumes, partially offset by margin expansion. Excluding our previously disclosed acquisition of Transera on August 1, 2008 and Walker on June 12, 2009, our ocean transportation net revenues would have declined approximately 15.2 percent.

Our air transportation net revenue decrease of 15.1 percent to $15.1 million in the six months ended June 30, 2009 was driven by decreased volumes, partially offset by the impact of the acquisitions of Transera and Walker, and increased net revenue margins. Excluding acquisitions, our air transportation net revenues decreased 20.7 percent.

For the six months ended June 30, 2009, Sourcing net revenue increased 12.7 percent to $64.6 million in 2009 from $57.3 million in 2008. This increase was driven primarily by volume growth. Our margin increased slightly to 8.2 percent in 2009. The increase in volume was driven by our continued success selling our value added products and services to our retail and food service customers.

Our Information Services net revenue decreased 15.4 percent in the first six months of June 30, 2009 to $21.8 million. The decrease was driven by declines in transactions. Lower fuel prices also impacted our growth, as some of our merchant fees are based on a percentage of the total sale amount.

Operating expenses. For the first six months of 2009, operating expenses increased 1.1 percent to $403.1 million in 2009 from $398.6 million in 2008. This was due to an increase of 1.6 percent in personnel expenses and a decrease of 0.3 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses decreased slightly to 58.4 percent in the six months ended June 30, 2009 from 58.7 percent in the six months ended June 30, 2008.

Personnel expenses as a percentage of net revenues remained at 44.2 percent for the six months ended June 30, 2009 compared to the same period of 2008. Our average headcount during the six months ended June 30, 2009 declined approximately one percent over the same period of 2008. The impact of the headcount decline on our expenses were offset by severance costs and personnel costs from acquisitions.

For the six month period ended June 30, other selling, general, and administrative expenses decreased 0.3 percent to $98.1 million in 2009 from $98.4 million in 2008. We had increases in some expenses including provisions for doubtful accounts. These increases were offset by reductions in travel, entertainment, and other discretionary expenses.

Income from operations. Income from operations increased 2.4 percent to $287.3 million for the six months ended June 30, 2009. Income from operations as a percentage of net revenues was 41.6 percent and 41.3 percent for the six months ended June 30, 2009 and 2008.

Investment and other income. Investment and other income decreased 70.9 percent to $1.2 million for the six months ended June 30, 2009. Our investment income is down significantly compared to last year primarily due to the changes in the overall market yields on high-quality, short-term investments.

Provision for income taxes. Our effective income tax rate was 38.4 percent for the six months ended June 30, 2009 and 37.9 percent for the six months ended June 30, 2008. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income increased 0.5 percent to $177.6 million for the six months ended June 30, 2009. Basic net income per share was $1.05 and $1.04 for the six months ended June 30, 2009 and 2008. Diluted net income per share was $1.04 and $1.02 for the six months ended June 30, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $356.9 million and $318.7 million as of June 30, 2009 and 2008. Available-for-sale securities consisting primarily of highly liquid investments totaled $0.6 million and $38.7 million as of June 30, 2009 and 2008. Working capital at June 30, 2009 and 2008 was $626.8 million and $680.2 million.

We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions to redeploy our cash, but those acquisitions must fit our culture and enhance our growth opportunities. We continue to invest our cash with a focus on principal preservation. Our current interest-bearing cash and investments are split primarily between municipal money markets and treasury money markets. Our investment income is down significantly compared to last year due to the changes in the overall market yields of high-quality, short-term investments.

Cash flow from operating activities. We generated $86.3 million and $63.2 million of cash flow from operations during the six months ended June 30, 2009 and 2008. Accounts receivable increased by $91.8 million from December 31, 2008 to June 30, 2009. Accounts receivable increased by $236.9 million from December 31, 2007 to June 30, 2008. During the first six months of 2008, fuel prices increased significantly causing an increase in our working capital requirements. During the first six months of 2009, fuel prices declined compared to the same period in 2008, therefore causing a decrease in our investment in working capital. The decreased investment in working capital resulted in an increase in our cash flow from operating activities.

Cash flow from investing activities. We used $30.3 million and generated $57.1 million of cash flow for investing activities during the six months ended June 30, 2009 and 2008. Our investing activities consist primarily of capital expenditures and acquisitions.

We used $20.0 million and $11.1 million of cash for capital expenditures during the six months ended June 30, 2009 and 2008. Our net capital expenditures during 2009 included $10.2 million related to our new data center. We expect to have expenditures related to the data center of approximately $2 million during the rest of 2009. Our current plan is for the new data center to be in service in August, 2009. In addition to this project, we had approximately $9.8 million in capital expenditures to support our ongoing operations.

We used $12.4 million and $9.9 million of net cash for acquisitions during the six months ended June 30, 2009 and 2008. On June 12, 2009, we acquired Walker Logistics Overseas, Ltd. Walker is a global freight forwarding company specializing in air and ocean freight, warehousing, courier, and logistics solutions. Walker is headquartered in the United Kingdom and has approximately 75 employees.

We generated $77.5 million of net cash from purchases, sales, and maturities of available-for-sale securities during the six months ended June 30, 2008. During the second quarter of 2008, we sold our remaining auction rate securities and invested the majority of our proceeds in money market funds.

Cash flow from financing activities. We used $190.4 million and $145.6 million of cash flow for financing activities during the six months ended June 30, 2009 and 2008. This was primarily quarterly dividends and share repurchases.

We used $80.8 million and $75.8 million to pay cash dividends during the six months ended June 30, 2009 and 2008, with the increase in 2009 due to a nine percent increase in our quarterly dividend rate to $0.24 per share in 2009 from $0.22 per share in 2008.

We also used $126.9 million and $95.5 million of cash flow for share repurchases during the six months ended June 30, 2009 and 2008. The increase in 2009 was due to an increase in the number of shares repurchased. The current authorization has approximately 3.6 million shares remaining. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.

We have 3.5 million Euros available under a line of credit at an interest rate of Euribor plus 45 basis points (6.1 percent at June 30, 2009). This discretionary line of credit has no expiration date. As of June 30, 2009 and 2008 the outstanding balance was zero. Our credit agreement contains certain financial covenants but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of June 30, 2009.

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

Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $31.0 million as of June 30, 2009, increased compared to the allowance of $29.3 million as of December 31, 2008. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

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

We had $357.5 million of cash and investments on June 30, 2009, consisting of $356.9 million of cash and cash equivalents and $0.6 million of available-for-sale securities. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are money market securities from treasury and tax exempt money issuers. All of our available-for-sale securities are high-quality bonds that are exempt from U.S. federal income taxes. Because of the credit risk criteria of our investment policies and practices, the primary market risks associated with these investments are interest rate and liquidity risks. We do not use derivative financial instruments to manager interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments.

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

As previously announced, we acquired Walker this quarter and Transera during the third quarter of 2008. We have not fully evaluated any changes in internal control over financial reporting associated with these acquisitions and therefore any material changes that may result from these acquisitions have not been disclosed in this report. We intend to disclose all material changes resulting from these acquisition within or prior to the time our first annual assessment of internal control over financial reporting that is required to include these entities.

The results reported in this quarterly report include those of Walker and Transera. These acquisitions added less than $0.01 to our diluted earnings per share for the quarter. These acquisitions did not have a material impact on our results of operations or our financial position.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

Gender Discrimination Lawsuit—As we previously disclosed, certain gender discrimination class claims were settled in 2006. The settlement was within our insurance coverage limits, and was fully funded by insurance.

Although the gender class settlement was fully funded by insurance, those insurers reserved the right to seek a court ruling that a portion of the settlement was not covered under their policies, and also to dispute payment of certain defense costs incurred in that litigation. Insurance coverage litigation between us and one of our insurance carriers concerning these issues and insurance coverage for individual lawsuits that were not part of the class settlement has been pending in Minnesota State Court. Recent court rulings have determined that the gender class settlement payment was appropriately covered under applicable policies, and that the insurance carrier has a duty to reimburse reasonable defense costs in the gender class action in all but two of the individual lawsuits. This ruling is being appealed by the insurance carrier.

The settlement of the gender discrimination class claims did not include claims of putative class members who subsequently filed individual Equal Employment Opportunity Commission (EEOC) charges after the denial of class status. Fifty-four of those EEOC claimants filed lawsuits. Fifty-three of those suits have been settled or dismissed. The settlement amounts were not material to our financial position or results of operations. We are vigorously defending the remaining lawsuit.

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

Given our prior experience with claims of this nature, we believe the court erred in allowing theses claims to be considered by a jury. As a result we are vigorously pursuing all available legal avenues by which we may obtain relief from the verdict. On April 17, 2009, as provided under Illinois law, we filed a post-trial motion. In that motion we have requested the entry of an order granting judgment in our favor not withstanding the verdict, due to the fact that the evidence presented to the jury was legally insufficient to support the verdict. In the alternative we have requested that the verdict be set aside and that a new trial be ordered due to numerous prejudicial trial errors which denied us a fair trial. In the event the trial court fails to grant our request for post-trial relief we will challenge the verdict before the Illinois appellate court.

Under the terms of the insurance program which we had in place in 2004 we are responsible the first $5.0 million of claims of this nature. Because there are multiple potential outcomes, many of which are reasonably possible, but none of which we believe is probable, we have not recorded a liability for this claim at this time.

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the company during the quarter ended June 30, 2009 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2009	120,000	$52.71	120,000	4,845,696
May 2009	600,000	$51.67	600,000	4,245,696
June 2009	660,000	$51.79	660,000	3,585,696

Total:	1,380,000	$51.82	1,380,000	3,585,696

(1)	We repurchased an aggregate of 1,380,000 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February 1999.
(2)	In May 2007, our Board of Directors approved repurchases of up to 10,000,000 shares of our common stock. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The C.H. Robinson Worldwide, Inc. Annual Meeting of Shareholders was held on Thursday, May 14, 2009. The number of outstanding shares on the record date for the Annual Meeting was 169,714,962. Approximately 83 percent of the outstanding shares were represented in person or by proxy at the meeting. The two candidates for election as Directors listed in the proxy statement were elected to serve three-year terms, expiring at the 2012 Annual Meeting Shareholders. The proposal to amend the certificate of incorporation to increase the allowed number of directors was approved. Additionally, the proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the Company for the 2009 fiscal year was approved. The results of these matters voted upon by the shareholders are as follows:

	Number of Shares
	In Favor	Withheld/ Against	Abstained/ Unvoted	Broker Non- vote
Election of three Directors
James B. Stake	139,429,877	1,657,153	84,041	—
John P. Wiehoff	133,045,903	8,087,617	37,553	—
Ratification to amend the certificate of incorporation to increase allowed number of directors	137,347,207	3,712,715	111,150	—
Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm	140,462,166	576,698	132,208	—

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009, formatted in XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six-month periods ended June 30, 2009 and 2008, (ii) Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2009 and 2008, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(b) Reports on Form 8-K

We filed a report on Form 8-K April 21, 2009; this report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of our earnings release for the quarter and six month period ended June 30, 2009.

We filed a report on Form 8-K on May 14, 2009; this report contained information regarding our announcement that our Board of Directors declared a regular quarterly cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 10, 2009

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By	/s/ Chad M. Lindbloom
Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)