Form 10-Q
period 2009-09-30
C H ROBINSON WORLDWIDE INC
filed 2009-11-09
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of November 5, 2009, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 167,741,444.

C.H. ROBINSON WORLDWIDE, INC.

FORM 10-Q

For the Quarter Ended September 30, 2009

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$376,274	$494,743
Available-for-sale securities	11,918	2,644
Receivables, net of allowance for doubtful accounts of $32,212 and $29,263	884,565	828,884
Deferred tax asset	7,046	5,413
Prepaid expenses and other	32,477	16,187

Total current assets	1,312,280	1,347,871
PROPERTY AND EQUIPMENT, net	118,785	104,088
GOODWILL	363,195	324,704
INTANGIBLE AND OTHER ASSETS, net	32,272	24,225
LONG TERM DEFERRED TAX ASSET	15,501	14,833

Total assets	$1,842,033	$1,815,721

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable and outstanding checks	$590,798	$568,758
Accrued expenses:
Compensation and profit-sharing contribution	79,249	93,431
Other accrued liabilities	27,974	35,464

Total current liabilities	698,021	697,653
LONG TERM LIABILITIES:
Non current income taxes payable	10,843	9,887
Nonqualified deferred compensation obligation	995	960
Other long term liabilities	13,931	—

Total liabilities	723,790	708,500

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 176,128 shares issued; 167,922 and 170,437 shares outstanding	16,792	17,044
Retained earnings	1,357,134	1,207,428
Additional paid-in capital	167,003	177,486
Accumulated other comprehensive income	202	2,165
Treasury stock at cost (8,206 and 5,691 shares)	(422,888)	(296,902)

Total stockholders’ investment	1,118,243	1,107,221

Total liabilities and stockholders’ investment	$1,842,033	$1,815,721

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES:
Transportation	$1,563,335	$1,953,555	$4,369,438	$5,522,521
Sourcing	379,594	350,060	1,165,738	1,062,290
Information Services	11,874	12,978	33,647	38,700

Total revenues	1,954,803	2,316,593	5,568,823	6,623,511
COSTS AND EXPENSES:
Purchased transportation and related services	1,253,503	1,643,168	3,455,689	4,615,979
Purchased products sourced for resale	348,734	321,837	1,070,261	976,729
Personnel expenses	148,750	152,331	453,716	452,606
Other selling, general, and administrative expenses	49,015	50,638	147,104	148,995

Total costs and expenses	1,800,002	2,167,974	5,126,770	6,194,309

INCOME FROM OPERATIONS	154,801	148,619	442,053	429,202
INVESTMENT AND OTHER INCOME	439	1,595	1,658	5,778

INCOME BEFORE PROVISION FOR INCOME TAXES	155,240	150,214	443,711	434,980
PROVISION FOR INCOME TAXES	59,780	56,654	170,615	164,684

NET INCOME	95,460	93,560	273,096	270,296
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	1,755	(4,152)	(1,961)	1,843

COMPREHENSIVE INCOME	$97,215	$89,408	$271,135	$272,139

BASIC NET INCOME PER SHARE	$0.57	$0.55	$1.62	$1.60

DILUTED NET INCOME PER SHARE	$0.57	$0.54	$1.61	$1.56

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	167,191	168,864	168,168	169,432
DILUTIVE EFFECT OF OUTSTANDING STOCK AWARDS	1,457	3,582	1,578	3,804

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	168,648	172,446	169,746	173,236

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$273,096	$270,296
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	17,187	16,562
Depreciation and amortization	22,195	23,198
Provision for doubtful accounts	13,626	9,982
Other non-cash (income) expense	(2,238)	4,810
Changes in operating elements:
Receivables	(52,983)	(182,747)
Prepaid expenses and other	(15,127)	(2,772)
Accounts payable and outstanding checks	8,007	58,300
Accrued compensation and profit-sharing contribution	(12,216)	(19,180)
Other accrued liabilities	(9,176)	(3,118)

Net cash provided by operating activities	242,371	175,331

INVESTING ACTIVITIES
Purchases of property and equipment	(28,993)	(16,108)
Purchases of available-for-sale-securities	(11,915)	(136,954)
Sales/maturities of available-for-sale-securities	2,763	250,489
Net cash paid for acquisitions	(43,537)	(59,696)
Other	213	677

Net cash (used for) provided by investing activities	(81,469)	38,408

FINANCING ACTIVITIES
Repayments of acquired line of credit	—	(9,383)
Proceeds from stock issued for employee benefit plans	14,248	19,662
Repurchase of common stock	(176,971)	(150,139)
Excess tax benefit on stock-based compensation plans	8,052	9,802
Cash dividends	(122,023)	(113,477)

Net cash used for financing activities	(276,694)	(243,535)

Effect of exchange rates on cash	(2,677)	2,828
Net change in cash and cash equivalents	(118,469)	(26,968)
CASH AND CASH EQUIVALENTS, beginning of period	494,743	338,885

CASH AND CASH EQUIVALENTS, end of period	$376,274	$311,917

See accompanying notes.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of multimodal transportation services and logistics solutions through a network of 235 branch offices operating in North America, Europe, Asia, South America, Australia, and the Middle East. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

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

For the quarter ended September 30, 2009, we have evaluated subsequent events for potential recognition and disclosure through November 9, 2009, the date of this filing.

2. Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the period ended September 30, 2009 is as follows (in thousands):

Balance December 31, 2008	$324,704
Acquisitions	37,653
Foreign currency translation	838

Balance September 30, 2009	$363,195

A summary of our other intangible assets, which include primarily non-competition agreements and customer relationships, is as follows (in thousands):

	September 30, 2009	December 31, 2008
Gross amortizable other intangible assets	$43,519	$35,869
Accumulated amortization	(24,762)	(20,969)

Net amortizable other intangible assets	$18,757	$14,900

We also have a trademark valued at $1.8 million which has an indefinite life. Amortization expense for the nine months ended September 30, 2009 and 2008 for other intangible assets was $5.2 million and $4.6 million. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at September 30, 2009 is as follows (in thousands):

Remainder of 2009	$2,043
2010	4,882
2011	3,799
2012	3,125
2013	2,913
2014	1,995

Total	$18,757

3. Litigation

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

The settlement of the gender discrimination class claims did not include claims of putative class members who subsequently filed individual Equal Employment Opportunity Commission (EEOC) charges after the denial of class status. Fifty-four of those EEOC claimants filed lawsuits. Fifty-three of those suits have been settled or dismissed. The settlement amounts were not material to our financial position, results of operations, or cash flows. We are vigorously defending the remaining lawsuit.

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

Given our prior experience with claims of this nature, we believe the court erred in allowing theses claims to be considered by a jury. As a result we are vigorously pursuing all available legal avenues by which we may obtain relief from the verdict. On September 15, 2009, the trial court entered an order denying substantially all of the relief which we had requested in our post-trial motions. Now that the trial court has concluded its handling of the matter, we are entitled to and will be seeking relief from the verdict from the Illinois Court of Appeals.

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

4. Fair Value Measurement

Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1 - Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 - Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The following table presents information as of September 30, 2009, about our financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques we used to determine their fair values.

	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$376,274	$—	$—	$376,274
Debt securities- Available-for-sale:
State and municipal obligations	—	11,918	—	11,918

Total assets at fair value	$376,274	$11,918	$—	$388,192

Contingent purchase price related to acquisitions	—	—	14,436	14,436

Total liabilities at fair value	$—	$—	$14,436	$14,436

The carrying value of cash and cash equivalents approximates fair value as maturities are three months or less. The estimated fair values of debt securities held as available-for-sale are based on other market data for comparable instruments and the transactions related in establishing the prices. In measuring the fair value of the contingent payment liability, we used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.

The table below sets forth a reconciliation of our beginning and ending Level 3 financial liability balances for the quarter ended September 30, 2009.

Balance December 31, 2008	$—
Contingent purchase price related to acquisitions	14,436

Balance September 30, 2009	$14,436

5. Stock Award Plans

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Total compensation expense recognized in our statements of operations for stock-based compensation awards was $5.5 million and $4.0 million for the three months ended September 30, 2009 and 2008 and $17.2 million and $16.6 million for the nine months ended September 30, 2009 and 2008.

Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 28,000,000 shares can be granted under this plan; approximately 8,900,000 shares were available for stock awards as of September 30, 2009, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Stock Options—The contractual lives of all options as originally granted are ten years. Options vested over a five-year period from the date of grant, with none vesting the first year and one quarter vesting each year after that. Recipients are able to exercise options using a stock swap which results in a new, fully-vested restoration option with a grant price established based on the date of the swap and a remaining contractual life equal to the remaining life of the original option. Options issued to non-employee directors vest immediately. The fair value per option is established using the Black-Scholes option pricing model, with the resulting expense being recorded over the vesting period of the award. Other than restoration options, we have not issued any new stock options since 2003. As of September 30, 2009, there was no unrecognized compensation expense related to stock options since all outstanding options were fully vested.

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

As of September 30, 2009, there was unrecognized compensation expense of $116.0 million related to previously granted restricted equity. The amount of future expense will be based primarily on company performance.

We have also issued to certain key employees and non-employee directors restricted shares and units which are fully vested upon issuance. These shares and units contain restrictions on the awardees’ ability to sell or transfer vested shares and units for a specified period of time. The fair value of these shares is established using the same method discussed above. These grants have been expensed during the year they were earned.

Employee Stock Purchase Plan—Our 1997 Employee Stock Purchase Plan allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of the quarter, discounted by 15 percent. Shares are vested immediately. Employees purchased approximately 43,000 shares of our common stock at an aggregate cost of $2.1 million during the quarter ended September 30, 2009. The 15 percent discount resulted in an expense to the company of approximately $370,000 during the quarter.

6. Income Taxes

C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2005.

Our effective income tax rate was 38.5 percent for the third quarter of 2009 and 37.7 percent for the third quarter of 2008. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

7. Acquisitions

On June 12, 2009, we acquired the operating subsidiaries of Walker Logistics Overseas, Ltd (“Walker”). Walker is a leading international freight forwarder headquartered in London. Walker is a global, fully integrated import and export door-to-door provider specializing in air freight, ocean freight warehousing, courier, and logistics solutions. Its customers are primarily in electronics, telecommunications, medical, sporting goods, and military industries. The majority of their revenues are from air and ocean freight.

On July 7, 2009, we acquired certain assets of International Trade & Commerce, Inc. (“ITC”). ITC is a United States customs brokerage company specializing in warehousing and distribution and cross-border services between the United States and Mexico. ITC is headquartered in Laredo, Texas and has approximately 40 employees and staff. ITC provides a broad range of services facilitating customers’ international customs brokerage needs across all modes of transportation. ITC strengthens our ability to provide customers a seamless cross-border service package across the United States and Mexico border.

On September 14, 2009, we acquired certain assets of Rosemont Farms Corporation, Inc. (“Rosemont”), a produce marketing company, and its sister company Quality Logistics, LLC (“Quality Logistics”), a non-asset based transportation provider that focuses on produce transportation. Rosemont is headquartered in Boca Raton, Florida and has approximately 100 employees. Rosemont offers produce and logistics solutions to retail and foodservice customers.

The total cash paid at closing for these three acquisitions was $43.5 million all of which was paid in cash. In addition, there are contingent cash payments to the sellers of ITC and Rosemont over a three-year period based on defined operating results of the acquired businesses, up to a predetermined maximum amount of $20.5 million. We anticipate that these contingent cash payments will be fully earned. We have recognized the liability on our accompanying balance sheet at fair value. Goodwill recognized in these transactions amounted to $37.7 million. Other intangible assets related to the acquisition amounted to $9.3 million which consists of customer and supplier relationships and non-competition agreements, which are being amortized over five years. We also acquired a trademark with the acquisition of Rosemont, which has an indefinite life. All goodwill and other intangible assets related to these acquisitions are tax deductible over 15 years. Our results of operations were not materially impacted by these acquisitions.

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

Forward-looking Information

Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events and by their nature involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in economic conditions such as the current recession and decreased consumer confidence; changes in market demand and pressures on the pricing for our services; disruption to our operations or a decrease in overall market demand caused by pandemic; competition and growth rates within the third party logistics industry; freight levels and availability of truck capacity or alternative means of transporting freight, and changes in relationships with existing truck, rail, ocean and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to integrate the operations of acquired companies with our historic operations successfully; risks associated with litigation and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel prices and availability; the impact of war on the economy; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008, filed on February 27, 2009.

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

In addition to multimodal transportation services, we also offer fresh produce sourcing and fee-based information services. Our Sourcing business is the buying, selling, and marketing of fresh produce. We purchase fresh produce through our network of produce suppliers and sell it to retail grocers and restaurant chains, produce wholesalers, and foodservice providers. In many cases, we also arrange the transportation of the produce we sell through our relationships with specialized transportation companies. Our Information Services business is our subsidiary, T-Chek Systems, Inc., which provides a variety of management and information services to motor carrier companies and to fuel distributors. Those services include funds transfer, driver payroll services, fuel management services, and permit procurement.

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

We keep our business model as variable as possible to allow us to be flexible and adapt to changing economic and industry conditions. We sell transportation services and produce to our customers with varied pricing arrangements. Some prices are committed to for a period of time, subject to certain terms and conditions, and some prices are set on a spot-market basis. We buy most of our transportation capacity and produce on a spot-market basis. Because of this our net revenue per transaction tends to increase in times when there is excess supply and decrease in times when demand is strong relative to supply. We also keep our personnel and other operating expenses as variable as possible. Compensation is performance-oriented and, for most employees in the branch network, based on the profitability of their individual branch office.

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

During the third quarter of 2009, we increased the size of our branch network by two branches, to 235. We opened one new branch and added one branch through our acquisition of Rosemont. The acquisition of ITC was combined with an existing office in Laredo, Texas. We are planning limited branch openings through the remainder of 2009. Because we usually open new offices with only two or three employees, we do not expect them to make a material contribution to our financial results in the first few years of their operation.

Our People. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Because of the significant reduction in overall transportation demand in the marketplace, in the first nine months of 2009 some of our branches and corporate functions adjusted their staffing levels to better match our current level of business. Our headcount decreased by 591 employees during the first nine months of 2009 compared to December 31, 2008. The majority of the headcount decrease occurred in the first quarter of 2009. We believe the personnel adjustments made during the period were appropriate to balance our current shipment volumes and workloads with our staffing levels, while leaving us with sufficient resource flexibility to continue to aggressively sell and pursue market share in all of our services.

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

A prolonged environment of weak demand is the most challenging for us. In the third quarter of 2009, our consolidated total revenues decreased 15.6 percent due primarily to falling transportation rates and volume declines in many of our transportation modes. Transportation rates declined primarily due to a reduction in fuel prices. Our pricing, exclusive of fuel, also decreased due to a significant decline in overall transportation market demand as a result of the recession. Historically, our net revenue margins have typically expanded and contracted based on fuel prices and the balance between demand and overall supply of capacity.

Due to overall economic conditions and the significant decline in overall North American transportation volumes, we did not achieve our long-term growth goal of 15 percent during the third quarter of 2009. Our net revenues grew 0.3 percent to $352.6 million. Our income from operations increased 4.2 percent to $154.8 million and our diluted earnings per share increased 5.6 percent to $0.57. While our volume declines were partially offset by increased net revenue margins (net revenues as a percentage of total revenues) in the third quarter of 2009, over a longer period of time volume growth is necessary for us to reach our long-term growth goals. The environment remains unpredictable and we don’t know what impact it will have on our volumes, pricing and net revenue margins. Based on published industry freight indexes and reductions in overall economic activity and manufacturing production, 2009 has been and will continue to be very challenging for growth.

Results of Operations

The following table summarizes our total revenues by service line:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% change	2009	2008	% change
Revenues (in thousands)

Transportation	$1,563,335	$1,953,555	-20.0%	$4,369,438	$5,522,521	-20.9%
Sourcing	379,594	350,060	8.4%	1,165,738	1,062,290	9.7%
Information Services	11,874	12,978	-8.5%	33,647	38,700	-13.1%

Total	$1,954,803	$2,316,593	-15.6%	$5,568,823	$6,623,511	-15.9%

The following table sets forth our net revenue margins, or net revenues as a percentage of total revenues, between services and products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Transportation	19.8%	15.9%	20.9%	16.4%
Sourcing	8.1	8.1	8.2	8.1
Information Services	100.0	100.0	100.0	100.0

Total	18.0%	15.2%	18.7%	15.6%

The following table summarizes our net revenues by service line:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% change	2009	2008	% change
Net revenues (in thousands)
Transportation:

Truck	$268,055	$262,500	2.1%	$790,640	$774,027	2.1%
Intermodal	8,350	11,952	-30.1%	26,608	31,830	-16.4%
Ocean	13,404	17,164	-21.9%	40,578	43,453	-6.6%
Air	8,309	8,474	-1.9%	23,394	26,235	-10.8%
Miscellaneous	11,714	10,297	13.8%	32,529	30,997	4.9%

Total transportation	309,832	310,387	-0.2%	913,749	906,542	0.8%

Sourcing	30,860	28,223	9.3%	95,477	85,561	11.6%
Information Services	11,874	12,978	-8.5%	33,647	38,700	-13.1%

Total net revenues	$352,566	$351,588	0.3%	$1,042,873	$1,030,803	1.2%

The following table represents certain statement of operations data, shown as percentages of our net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Personnel expenses	42.2	43.3	43.5	43.9
Other selling, general, and administrative expenses	13.9	14.4	14.1	14.5

Total operating expenses	56.1	57.7	57.6	58.4

Income from operations	43.9	42.3	42.4	41.6
Investment and other income	0.1	0.5	0.2	0.6

Income before provision for income taxes	44.0	42.7	42.5	42.2
Provision for income taxes	17.0	16.1	16.4	16.0

Net income	27.1%	26.6%	26.2%	26.2%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Total revenues and direct costs. Our consolidated total revenues decreased 15.6 percent in the third quarter of 2009 compared to the third quarter of 2008. Total Transportation revenues declined 20.0 percent to $1.6 billion in the third quarter of 2009 from $2.0 billion in the third quarter of 2008. Total purchased transportation services declined 23.7 percent in the third quarter of 2009 to $1.3 billion from $1.6 billion in the third quarter of 2008. These declines were driven by falling transportation rates, due primarily to a reduction in fuel prices, and volume declines in many of our transportation modes. A significant decline in overall transportation market demand due to the economic recession impacted our volumes. Our Sourcing revenue increased 8.4 percent to $379.6 million in the third quarter of 2009. Purchased products sourced for resale increased 8.4 percent in the third quarter of 2009 to $348.7 million from $321.8 million in the third quarter of 2008. These increases were primarily due to volume growth. Our Information Services revenue decreased 8.5 percent to $11.9 million in the third quarter of 2009 from $13.0 million in the third quarter of 2008. The decrease was driven by declines in transactions and lower fuel prices.

Net revenues. Total Transportation net revenues decreased 0.2 percent to $309.8 million in the third quarter of 2009 from $310.4 million in the third quarter of 2008. Our Transportation net revenue margin increased to 19.8 percent in 2009 from 15.9 percent in 2008 largely driven by a decline in fuel prices and a lower cost of capacity. While our different pricing arrangements with customers and contract carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through to our business. Therefore, in times of higher fuel prices, our gross profit margin percentage declines as they did in the third quarter of 2008. While we cannot predict what our net revenue margins will be in the future, during the third quarter of 2009 our margins were at the high end of the historical range.

Our truck net revenues, which consist of truckload and less-than-truckload (“LTL”) services, comprise approximately 76 percent of our total net revenues. Our truck net revenues increased 2.1 percent to $268.1 million in the third quarter of 2009 from $262.5 million in the third quarter of 2008. Our truckload volumes decreased 0.2 percent. Excluding the estimated impacts of fuel, on average our truckload rates decreased approximately seven percent in the third quarter of 2009. Our truckload net revenue margin increased to 19.2 percent in 2009 from 15.0 percent in 2008 due to lower fuel prices and lower cost of capacity. Consistent with past periods of falling transportation demand, our cost of capacity fell faster than our customer rates. Excluding the estimated impacts of fuel, our cost of truckload capacity decreased approximately thirteen percent as carriers lowered their rates.

During the third quarter of 2009, our LTL net revenues decreased slightly. The decrease was driven by price declines and lower revenue per transaction, largely offset by an increase in shipment volumes. Prices declined significantly due to the lower cost of fuel and decreased underlying rates. Our revenue per transaction also declined due to lower weight per transaction. Our LTL volumes increased approximately 33 percent compared to the third quarter of 2008. Our LTL net revenue margin in the third quarter of 2009 was relatively consistent with the third quarter of 2008.

Our intermodal net revenue decrease of 30.1 percent to $8.4 million in the third quarter was driven largely by price declines, combined with volume decreases. Net revenue margin was relatively consistent with the third quarter of 2008.

Our ocean transportation net revenue decreased 21.9 percent to $13.4 million in the third quarter of 2009 driven by decreased volumes and price declines. Excluding our previously disclosed acquisition of Walker on June 12, 2009, our ocean transportation net revenues would have declined approximately 24.3 percent. Our ocean net revenue margins increased due to lower cost of capacity.

Our air transportation net revenue declined 1.9 percent to $8.3 million in the third quarter of 2009. Excluding the Walker acquisition, our volumes declined and our air transportation net revenues decreased approximately 13.3 percent.

For the third quarter, Sourcing net revenue increased 9.3 percent to $30.9 million in 2009 from $28.2 million in 2008. This increase was driven primarily by volume growth and the acquisition of Rosemont. Our margin remained at 8.1 percent in 2009.

Our Information Services net revenue decreased 8.5 percent in the third quarter of 2009 to $11.9 million. The decrease was driven by declines in transactions and lower fuel prices, as some of our merchant fees are based on a percentage of the total sale amount.

Operating expenses. For the third quarter, operating expenses decreased 2.6 percent to $197.8 million in 2009 from $203.0 million in 2008. This was due to a decrease of 2.4 percent in personnel expenses and a decrease of 3.2 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses decreased to 56.1 percent in the third quarter of 2009 from 57.7 percent in the third quarter of 2008.

Our compensation plans are designed to keep personnel expenses variable with changes in net revenues and profitability. In addition to our variable compensation plans, our average headcount during the three months ended September 30, 2009 declined approximately 7 percent over the same period of 2008, which contributed to the reduction in personnel expenses of 2.4 percent. Our personnel expenses as a percentage of net revenue declined slightly in the third quarter of 2009 at 42.2 percent compared to 43.3 percent in the third quarter of 2008.

For the third quarter, other selling, general, and administrative expenses decreased 3.2 percent to $49.0 million in 2009 from $50.6 million in 2008. We had decreases in nearly all expense categories due to a general reduction in discretionary spending.

Income from operations. Income from operations increased 4.2 percent to $154.8 million for the three months ended September 30, 2009. Income from operations as a percentage of net revenues was 43.9 percent and 42.3 percent for the three months ended September 30, 2009 and 2008.

Investment and other income. Investment and other income decreased 72.5 percent to $0.4 million for the three months ended September 30, 2009. Our investment income is down significantly compared to last year primarily due to the changes in the overall market yields on high-quality, short-term investments.

Provision for income taxes. Our effective income tax rate was 38.5 percent for the third quarter of 2009 and 37.7 percent for the third quarter of 2008. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income increased 2.0 percent to $95.5 million for the three months ended September 30, 2009. Basic net income per share was $0.57 and $0.55 for the three months ended September 30, 2009 and 2008. Diluted net income per share was $0.57 and $0.54 for the three months ended September 30, 2009 and 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Total revenues and direct costs. Our consolidated total revenues decreased 15.9 percent for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Total Transportation revenues declined 20.9 percent to $4.4 billion in first nine months of 2009 from $5.5 billion in the first nine months of 2008. Total purchased transportation services declined 25.1 percent in the nine months ended September 30, 2009 to $3.5 billion from $4.6 billion in the nine months ended September 30, 2008. These declines were driven by falling transportation rates, due primarily to a reduction in fuel prices, and volume declines in most of our transportation modes. A significant decline in overall transportation market demand due to the economic recession impacted our volumes. Our Sourcing revenue increased 9.7 percent to $1.2 billion in the nine months ended September 30, 2009. Purchased products sourced for resale increased 9.6 percent in the nine months ended September 30, 2009 to $1.1 billion from $976.7 million in the nine months ended September 30, 2008. These increases were primarily due to volume growth. Our Information Services revenue decreased 13.1 percent to $33.6 million in the nine months ended September 30, 2009 from $38.7 million in the nine months ended September 30, 2008. The decrease was driven by declines in transactions and lower fuel prices.

Net revenues. Total Transportation net revenues increased 0.8 percent to $913.7 million in the nine months ended September 30, 2009 from $906.5 million in the nine months ended September 30, 2008. Our Transportation net revenue margin increased to 20.9 percent in 2009 from 16.4 percent in 2008 largely driven by a decline in fuel prices and a lower cost of capacity.

Our truck net revenues, which consist of truckload and LTL services, comprise approximately 76 percent of our total net revenues. Our truck net revenues increased 2.1 percent to $790.6 million in the nine months ended September 30, 2009 from $774.0 million in the nine months ended September 30, 2008. Our truckload volumes decreased 5.1 percent. Our truckload rates decreased approximately 17 percent. Excluding the estimated impacts of fuel, on average our truckload rates decreased approximately four percent in the nine months ended September 30, 2009. Our truckload net revenue margin increased due to lower fuel prices and lower cost of capacity. Consistent with past periods of falling transportation demand, our cost of capacity fell faster than our customer rates. Excluding the estimated impacts of fuel, our cost of truckload capacity decreased approximately eleven percent as carriers lowered their rates.

During the nine months ended September 30, 2009, our LTL net revenues decreased slightly. The decrease was driven by price declines and lower revenue per transaction, largely offset by an increase in our shipment volumes. Prices declined significantly due to the lower cost of fuel and decreased underlying rates. Our revenue per transaction also declined due to lower weight per transaction. Our LTL volumes increased approximately 22 percent compared to the nine months ended September 30, 2008. Our LTL net revenue margin also increased slightly in the nine months ended September 30, 2009.

Our intermodal net revenue decrease of 16.4 percent to $26.6 million in the nine months ended September 30, 2009 was driven largely by price declines, combined with slight volume decreases. Net revenue margin also increased in the nine months ended September 30, 2009.

Our ocean transportation net revenue decreased 6.6 percent to $40.6 million in the nine months ended September 30, 2009 driven by decreased volumes, partially offset by margin expansion. Excluding our previously disclosed acquisition of Walker on September 12, 2009, our ocean transportation net revenues would have declined approximately 7.7 percent.

Our air transportation net revenue decrease of 10.8 percent to $23.4 million in the nine months ended September 30, 2009 was driven by decreased volumes, partially offset by the impact of the acquisition of Walker, and increased net revenue margins. Excluding this acquisition, our air transportation net revenues decreased 15.2 percent.

For the nine months ended September 30, 2009, Sourcing net revenue increased 11.6 percent to $95.5 million in 2009 from $85.6 million in 2008. This increase was driven primarily by volume growth. Our margin increased slightly to 8.2 percent in 2009. The increase in volume was driven by our continued success selling our value added products and services to our retail and food service customers.

Our Information Services net revenue decreased 13.1 percent in the first nine months of September 30, 2009 to $33.6 million. The decrease was driven by declines in transactions. Lower fuel prices also impacted our growth, as some of our merchant fees are based on a percentage of the total sale amount.

Operating expenses. For the first nine months of 2009, operating expenses decreased 0.1 percent to $600.8 million in 2009 from $601.6 million in 2008. This was due to an increase of 0.2 percent in personnel expenses and a decrease of 1.3 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses decreased slightly to 57.6 percent in the nine months ended September 30, 2009 from 58.4 percent in the nine months ended September 30, 2008.

Personnel expenses as a percentage of net revenues decreased to 43.5 percent for the nine months ended September 30, 2009 compared to 43.9 percent during the same period of 2008. Our average headcount during the nine months ended September 30, 2009 declined approximately 2 percent over the same period of 2008. The impact of the headcount decline on our expenses was partially offset by severance costs and personnel costs from acquisitions.

For the nine month period ended September 30, other selling, general, and administrative expenses decreased 1.3 percent to $147.1 million in 2009 from $149.0 million in 2008. We had increases in some expenses including provisions for doubtful accounts. These increases were offset by reductions in travel, entertainment, and other discretionary expenses.

Income from operations. Income from operations increased 3.0 percent to $442.1 million for the nine months ended September 30, 2009. Income from operations as a percentage of net revenues was 42.4 percent and 41.6 percent for the nine months ended September 30, 2009 and 2008.

Investment and other income. Investment and other income decreased 71.3 percent to $1.7 million for the nine months ended September 30, 2009. Our investment income is down significantly compared to last year primarily due to the changes in the overall market yields on high-quality, short-term investments.

Provision for income taxes. Our effective income tax rate was 38.5 percent for the nine months ended September 30, 2009 and 37.9 percent for the nine months ended September 30, 2008. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income increased 1.0 percent to $273.1 million for the nine months ended September 30, 2009. Basic net income per share was $1.62 and $1.60 for the nine months ended September 30, 2009 and 2008. Diluted net income per share was $1.61 and $1.56 for the nine months ended September 30, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $376.3 million and $311.9 million as of September 30, 2009 and 2008. Available-for-sale securities consisting primarily of highly liquid investments totaled $11.9 million and $3.0 million as of September 30, 2009 and 2008. Working capital at September 30, 2009 and 2008 was $614.3 million and $646.6 million.

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

Cash flow from operating activities. We generated $242.4 million and $175.3 million of cash flow from operations during the nine months ended September 30, 2009 and 2008. Accounts receivable increased by $55.7 million from December 31, 2008 to September 30, 2009. Accounts receivable increased by $206.2 million from December 31, 2007 to September 30, 2008. During the first nine months of 2008, fuel prices increased significantly causing an increase in our working capital requirements. During the first nine months of 2009, fuel prices declined compared to the same period in 2008, therefore causing a decrease in our investment in working capital. The decreased investment in working capital resulted in an increase in our cash flow from operating activities.

Cash flow from investing activities. We used $81.5 million and generated $38.4 million of cash flow for investing activities during the nine months ended September 30, 2009 and 2008. Our investing activities consist primarily of capital expenditures and acquisitions.

We used $29.0 million and $16.1 million of cash for capital expenditures during the nine months ended September 30, 2009 and 2008. Our net capital expenditures during 2009 included $13.9 million related to our new data center, which was in service in August, 2009. In addition to this project, we had approximately $15.1 million in capital expenditures to support our ongoing operations.

We used $43.5 million and $59.7 million of net cash for acquisitions during the nine months ended September 30, 2009 and 2008. On June 12, 2009, we acquired Walker Logistics Overseas, Ltd. Walker is a global freight forwarding company specializing in air and ocean freight, warehousing, courier, and logistics solutions. Walker is headquartered in the United Kingdom and has approximately 75 employees.

On July 7, 2009, we acquired certain assets of International Trade & Commerce, Inc. ITC is a United States customs brokerage company specializing in warehousing and distribution and cross-border services between the United States and Mexico. ITC is headquartered in Laredo, Texas and has approximately 40 employees and staff.

On September 15, 2009 we acquired certain assets of Rosemont Farms Corporation, Inc., a produce marketing company, and its sister company Quality Logistics, LLC, a non-asset based transportation provider that focuses on produce transportation. Rosemont is headquartered in Boca Raton, Florida and has approximately 100 employees. Rosemont offers produce and logistics solutions to retail and foodservice customers.

We used $9.2 million of cash for net purchases, sales, and maturities of available-for-sale securities during the nine months ended September 30, 2009.

Cash flow from financing activities. We used $276.7 million and $243.5 million of cash flow for financing activities during the nine months ended September 30, 2009 and 2008. This was primarily quarterly dividends and share repurchases.

We used $122.0 million and $113.5 million to pay cash dividends during the nine months ended September 30, 2009 and 2008, with the increase in 2009 due to a nine percent increase in our quarterly dividend rate to $0.24 per share in 2009 from $0.22 per share in 2008.

We also used $177.0 million and $150.1 million of cash flow for share repurchases during the nine months ended September 30, 2009 and 2008. The increase in 2009 was due to an increase in the number of shares repurchased. During the third quarter of 2009, the C.H. Robinson Board of Directors authorized management to repurchase an additional 10,000,000 shares. These repurchases are expected to take place over multiple years. We are currently purchasing shares under the 2007 authorization of 10,000,000 shares. There are approximately 2,700,000 shares remaining under the 2007 authorization. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.

We have 3.5 million Euros available under a line of credit at an interest rate of Euribor plus 45 basis points (6.1 percent at September 30, 2009). This discretionary line of credit has no expiration date. As of September 30, 2009 and 2008 the outstanding balance was zero. Our credit agreement contains certain financial covenants but does not restrict the payment of dividends. We were in compliance with all covenants of this agreement as of September 30, 2009.

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

Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $32.2 million as of September 30, 2009, increased compared to the allowance of $29.3 million as of December 31, 2008. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

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

We had $388.2 million of cash and investments on September 30, 2009, consisting of $376.3 million of cash and cash equivalents and $11.9 million of available-for-sale securities. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are money market securities from treasury and tax exempt money issuers. All of our available-for-sale securities are high-quality bonds that are exempt from U.S. federal income taxes. Because of the credit risk criteria of our investment policies and practices, the primary market risks associated with these investments are interest rate and liquidity risks. We do not use derivative financial instruments to manager interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments.

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

As previously announced, we acquired Walker during the second quarter of 2009. We acquired ITC, Rosemont, and Quality Logistics this quarter. We have not fully evaluated any changes in internal control over financial reporting associated with these acquisitions and therefore any material changes that may result from these acquisitions have not been disclosed in this report. We intend to disclose all material changes resulting from these acquisitions within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include these entities.

The results reported in this quarterly report include those of Walker, Rosemont, and Quality Logistics. These acquisitions added less than $0.01 to our diluted earnings per share for the quarter. These acquisitions did not have a material impact on our results of operations or our financial position.

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

Given our prior experience with claims of this nature, we believe the court erred in allowing theses claims to be considered by a jury. As a result we are vigorously pursuing all available legal avenues by which we may obtain relief from the verdict. On September 15, 2009, the trial court entered an order denying substantially all of the relief which we had requested in our post-trial motions. Now that the trial court has concluded its handling of the matter, we are entitled to and will be seeking relief from the verdict from the Illinois Court of Appeals.

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

The following table provides information about purchases by the company during the quarter ended September 30, 2009 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2009	125,000	$53.90	125,000	3,460,696
August 2009	525,000	$55.44	525,000	12,935,696
September 2009	250,000	$56.97	250,000	12,685,696

Total:	900,000	$55.65	900,000	12,685,696

(1)	We repurchased an aggregate of 900,000 shares of our common stock pursuant to the repurchase program that was approved by our Board of Directors in February 1999.
(2)	During the third quarter of 2009, the C.H. Robinson Board of Directors authorized management to repurchase an additional 10,000,000 shares. These repurchases are expected to take place over multiple years. We are currently purchasing shares under the 2007 authorization of 10,000,000 shares. There are approximately 2,700,000 shares remaining under the 2007 authorization.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 9, 2009, formatted in XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine-month periods ended September 30, 2009 and 2008, (ii) Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2009 and 2008, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(b) Reports on Form 8-K

We filed a report on Form 8-K July 21, 2009; this report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of our earnings release for the quarter and six month period ended June 30, 2009.

We filed a report on Form 8-K on August 13, 2009; this report contained information regarding our announcement that our Board of Directors declared a regular quarterly cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2009

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By	/s/ Chad M. Lindbloom
Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)