Form 10-K
period 2009-12-31
C H ROBINSON WORLDWIDE INC
filed 2010-03-01
CIK 1043277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $8,641,788,000 (based upon the closing price of $52.15 per common share as quoted on The NASDAQ National Market).

As of February 22, 2010, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 166,567,389.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 13, 2010 (the “Proxy Statement”), are incorporated by reference in Parts I and III.

C.H. ROBINSON WORLDWIDE, INC.

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2009

Part I

Item 1.	BUSINESS

Overview

C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest third party logistics companies in the world with 2009 consolidated total revenues of $7.6 billion. We provide freight transportation services and logistics solutions to companies of all sizes, in a wide variety of industries. During 2009 we handled approximately 7.5 million shipments for more than 35,000 customers. We operate through a network of 235 offices, which we call branches, in North America, Europe, Asia, South America, Australia, and the Middle East. We have developed global multimodal transportation and distribution networks to provide logistics services worldwide. As a result, we have the capability of facilitating most aspects of the supply chain on behalf of our customers.

We do not own the transportation equipment that is used to transport our customers’ freight. Through our contractual relationships with approximately 47,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), air freight and ocean carriers, we select and hire the appropriate transportation to meet our customers’ freight needs. Because we rely on subcontractors to transport freight, we can be flexible and focus on seeking solutions that work for our customers, rather than focusing on asset utilization. As an integral part of our transportation services, we provide a wide range of value-added logistics services, such as supply chain analysis, freight consolidation, core carrier program management, and information reporting.

In addition to multimodal transportation services, we have two other services: fresh produce sourcing and fee-based information services.

Our Sourcing business is the buying, selling, and marketing of fresh produce. It was our original business when we were founded in 1905. Much of our logistics expertise can be traced to our significant experience in handling produce and perishable commodities. We purchase fresh produce through our network of independent produce suppliers. Our customers include regional and national grocery retailers and restaurants, produce wholesalers, and foodservice distributors. In many cases, we also arrange the transport of the fresh produce we sell through our contractual relationships with owners of specialized transportation equipment. We have developed our own brands of produce including The Fresh 1® and OurWorld® Organics, and we also have entered into licensing agreements to distribute produce under other national brand names. The produce for these brands is sourced through a preferred grower network and packed to order through contract packing agreements. We have instituted quality assurance and monitoring procedures as part of our Sourcing business.

Information Services is comprised of a C.H. Robinson subsidiary, T-Chek Systems, Inc., (T-Chek). T-Chek is a business-to-business provider of spend management and payment processing services. T-Chek’s customers are primarily motor carriers and truck stop chains. T-Chek’s platform supports open and closed loop networks that facilitate a variety of funds transfer, vendor payments, fuel purchasing, and online expense management.

Our business model has been the main driver of our historical results and has positioned us for continued growth. One of our competitive advantages is our branch network of 235 offices, staffed by approximately 5,800 salespeople. These branch employees are in close proximity to both customers and transportation providers, which gives them broad knowledge of their local markets and enables them to respond quickly to customers’ and transportation providers’ changing needs. Branch employees act as a team in their sales efforts, customer service, and operations. Approximately 32 percent of our truckload shipments are shared transactions between branches. Our branches work together to complete transactions and collectively meet the needs of our customers. For large multi-location customers, we often coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. Our methodology of providing services is very similar across all branches. Our North American branches have a common technology platform that they use to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction. A significant portion of our branch employees’ compensation is performance-oriented, based on the profitability of their branch and their contributions to the success of the branch. We believe this makes our sales employees more service-oriented, focused, and creative.

We are a service company. We act primarily to add value and expertise in the procurement and execution of transportation and logistics, including sourcing of produce products for our customers. Our total revenues represent the total dollar value of services and goods we sell to our customers. Our net revenues are our total revenues less purchased transportation and related services, including contracted motor carrier, rail, ocean, air, and other costs, and the purchase price and services related to the products we source. Our net revenues are the primary indicator of our ability to source, add value, and sell services and products that are provided by third parties, and we consider them to be our primary performance measurement. Accordingly, the discussion of our results of operations focuses on the changes in our net revenues.

Historically, we have grown primarily through internal growth, by expanding current offices, opening new branch offices, and hiring additional salespeople. We have augmented our growth through selective acquisitions. On June 12, 2009, we acquired the operating subsidiaries of Walker Logistics Overseas, Ltd. (“Walker”). Walker was a leading international freight forwarder headquartered in London, England. Walker was a global, fully integrated import and export door-to-door provider specializing in air freight, ocean freight warehousing, courier, and logistics solutions. Its customers were primarily in electronics, telecommunications, medical, sporting goods, and military industries. The majority of their revenues were from air and ocean freight.

On July 7, 2009, we acquired certain assets of International Trade & Commerce, Inc. (“ITC”). ITC was a United States customs brokerage company specializing in warehousing, distribution, and cross-border services between the United States and Mexico. ITC was headquartered in Laredo, Texas, and had approximately 40 employees and staff. ITC provided a broad range of services facilitating customers’ international customs brokerage needs across all modes of transportation. ITC strengthened our ability to provide customers a seamless cross-border service package across the United States and Mexico border.

On September 14, 2009, we acquired certain assets of Rosemont Farms Corporation, Inc., a produce marketing company, and an affiliated company Quality Logistics, LLC (together referred to as “Rosemont”), a transportation provider that focused on produce transportation. Rosemont was headquartered in Boca Raton, Florida, and had approximately 100 employees. Rosemont offered produce and logistics solutions to retail and foodservice customers.

Multimodal Transportation and Logistics Services

C.H. Robinson provides freight transportation and related logistics and supply-chain services. Our services range from commitments on a specific shipment to much more comprehensive and integrated relationships. We execute these service commitments by hiring and training people, developing proprietary systems and technology processes, and utilizing our network of subcontracted transportation providers, including contract motor carriers, railroads, air freight carriers, and ocean carriers. We make a profit on the difference between what we charge to our customers for the totality of services provided to them and what we pay to the transportation provider to handle or transport the freight. While industry definitions vary, given our extensive subcontracting to create a flexible network of solutions, we are generally referred to in the industry as a third-party logistics company.

We provide all of the following transportation and logistics services:

•

Truckload — Through our contracts with motor carriers, we have access to dry vans, temperature controlled vans, and flatbeds. We also offer time-definite and expedited truck transportation. In many instances, we will consolidate partial shipments for several customers into full truckloads.

•

Less Than Truckload (“LTL”) — LTL transportation involves the shipment of small packages and single or multiple pallets of freight, up to and including full trailer load freight. We focus on shipments of a single pallet or larger, although we handle any size shipment. Through our contracts with motor carriers and our operating system, we consolidate freight and freight information to provide our customers with a single source of information on their freight.

•

Intermodal — Our intermodal transportation service is the shipment of freight in trailers or containers, by a combination of truck and rail. We have intermodal marketing agreements with container owners, stacktrain operators, and all Class 1 railroads in North America, and we arrange local pickup and delivery (known as drayage) through local contracted motor carriers.

•

Ocean — We consolidate shipments, determine routing, select ocean carriers, contract for ocean shipments, provide for local pickup and delivery of shipments, and arrange for customs clearance of shipments, including the payment of duties.

•	Air — We provide door-to-door service as a full-service international and domestic air freight forwarder.

•	Other Logistics Services — We provide fee-based transportation management services, customs brokerage, warehousing services, and other services.

Customers communicate their freight needs, typically on a shipment-by-shipment basis, to the branch salesperson responsible for their account. Customers communicate with us by means of telephone, fax, internet, email, or Electronic Data Interchange (EDI). The branch employee ensures that all appropriate information about each shipment is entered into our proprietary operating system. With the help of information provided by the operating system, the salesperson then selects a contracted carrier or carriers, based upon his or her knowledge of the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Based on the information he or she has about the market and rates, the salesperson may either determine an appropriate price at that point or wait to communicate with a contracted carrier directly before setting a price. In many cases, employees from different branch offices collaborate to hire the appropriate contracted carrier for our customer’s freight, and the branch offices agree to an internal profit split.

Once the contracted carrier is selected, the salesperson communicates with the contract carrier to agree on the price for the transportation and the contract carrier’s commitment to provide the transportation. We are in contact with the contract carrier through numerous means of communication (including EDI, our proprietary website CHRWTrucks® (www.chrwtrucks.com), email, fax, and telephone) to meet our customers’ requirements as well as track the status of the shipment from origin to delivery.

For most of our transportation and logistics services, we are a service provider. By accepting the customer’s order, we accept certain responsibilities for transportation of the shipment from origin to destination. The carrier’s contract is with us, not the customer, and we are responsible for prompt payment of freight charges. In the cases where we have agreed (either contractually or otherwise) to pay for claims for damage to freight while in transit, we pursue reimbursement from the contracted carrier for the claims. In our transportation management business, we are acting as a shipper’s agent. In those cases, the carrier’s contract is with the customer, and we collect a fee for our services.

As a result of our logistics capabilities, some of our customers have us handle all, or a substantial portion, of their freight transportation requirements to or from a particular manufacturing facility or distribution center. Our branch employees price our services to provide a profit to us for the totality of services performed for the customer. In some cases, our services to the customer are priced on a spot market, or transactional, basis. In a number of instances, we have contracts with the customer in which we agree to handle an estimated number of shipments usually to specified destinations, such as from the customer’s plant to a distribution center. Our commitments to handle the shipments are usually at specific rates. Most of our rate commitments are for one year or less and therefore allow for renegotiation. As is typical in the transportation industry, most of these contracts do not include specific volume commitments. When we enter into prearranged rate agreements for truckload services with our customers, we have fuel surcharge agreements in addition to the underlying line-haul portion of the rate.

The majority of our truckload freight is priced to our contract carriers on a spot market, or transactional, basis, even when we are working with the customer on a contractual basis. When we enter into spot transactions with contract motor carriers, we generally negotiate a mutually-agreed upon total market rate that includes all costs, including any applicable fuel expense. However, if requested by the contract carrier, we will estimate and report fuel separately. In a small number of cases, we may get advance commitments from one or more contract carriers to transport contracted shipments for the length of our customer contract. In those cases, where we have prearranged rates with contract carriers, there is a calculated fuel surcharge based on a mutually-agreed-upon formula.

In the course of providing day-to-day transportation services, our branch employees often identify opportunities for additional logistics services as they become more familiar with our customer’s daily operations and the nuances of its supply chain. We offer a wide range of logistics services on a worldwide basis that reduce or eliminate supply chain inefficiencies. We will analyze the customer’s current transportation rate structures, modes of shipping, and carrier selection. We can evaluate a customer’s core carrier program by establishing a program to measure and monitor key quality standards for those core carriers. We can identify opportunities to consolidate shipments for cost savings. We will suggest ways to improve operating and shipping procedures and manage claims. We can help customers minimize storage through cross-docking and other flow-through operations. We may also examine the customer’s warehousing and dock procedures. Many of these services are bundled with underlying transportation services and are not typically priced separately. They are usually included as a part of the cost of transportation services provided by us, based on the nature of the customer relationship. In addition to these transportation services, we may supply sourcing, contract warehousing, consulting, fee-based transportation management, and other services, for which we are usually paid separately.

As we have emphasized integrated logistics solutions, our relationships with many customers have broadened, and we have become key providers to our customers, responsible for helping them manage a greater portion of their supply chain. We may serve our customers through specially created teams and through several branches. Our multimodal transportation services are provided to numerous international customers through our worldwide branch network. See Note 1 in Item 8 for an allocation of our total revenues from domestic and foreign customers for the years ended December 31, 2009, 2008, and 2007 and our long-lived assets as of December 31, 2009, and 2008 in the United States and in foreign locations.

The table below shows our net revenues by transportation mode for the periods indicated:

Transportation Net Revenues

(in thousands)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Truck(1)	$1,040,703	$1,030,070	$949,277	$822,954	$666,605
Intermodal	35,245	43,618	38,670	36,176	31,392
Ocean	54,188	62,094	43,530	37,150	29,182
Air	32,662	35,390	31,315	21,533	13,321
Other Logistics Services	44,784	41,407	35,240	28,152	19,824

Total	$1,207,582	$1,212,579	$1,098,032	$945,965	$760,324

(1)	Includes truckload and LTL net revenues.

Transportation services accounted for approximately 88 percent of our net revenues in 2009, 2008, and 2007.

Sourcing

Since we were founded in 1905, we have been in the business of sourcing fresh produce. Much of our logistics expertise can be traced to our significant experience in handling produce and other perishable commodities. Because of its perishable nature, produce must be rapidly packaged, carefully transported within tight timetables usually in temperature controlled equipment, and quickly distributed to replenish high-turnover inventories maintained by retailers, wholesalers, foodservice companies, and restaurants. In many instances, we consolidate individual customers’ produce orders into truckload quantities at the point of origin and arrange for transportation of the truckloads, often to multiple destinations.

For several years, we have actively sought to expand our Sourcing customer base by focusing on large multistore grocery retailers, restaurant chains, and foodservice providers. Historically, grocery retailers have relied primarily on regional or even local purchases from food wholesalers for produce sourcing and store-level distribution. As these retailers have expanded through store openings and industry consolidation, these methods have become inefficient. Our logistics and perishable commodities sourcing expertise can improve the retailers’ produce purchasing and provide consistent quality across regions and stores.

Our Sourcing services have expanded to include just-in-time replenishment, commodity management, and business analysis. We have various national and regional branded produce programs, including both proprietary brands and national licensed brands. These programs contain a wide variety of fresh bulk and value added fruits and vegetables that are high in quality. These brands have expanded our market presence and relationships with many of our retail customers. We have also instituted quality assurance and monitoring programs as part of our branded and preferred supplier programs.

Sourcing accounted for approximately nine percent of our net revenues in 2009 and eight percent in 2008 and 2007.

Information Services

T-Chek’s customers are primarily motor carriers and truck stop chains. T-Chek provides its customers with fuel management services, funds transfer, spend management reporting, driver payroll services, permits, and online access to customized business intelligence, all through the use of its proprietary automated systems. These systems enable customers to track and manage certain expenses, including fuel and maintenance. For several companies and truck stop chains, T-Chek captures sales and fuel cost data, provides management information to the seller, and invoices the carrier for fuel, cash advances, and our fee.

Information Services accounted for approximately three percent of our net revenues in 2009 and four percent in 2008 and 2007.

Organization

To keep us close to our customers and markets, we operate through a network of offices, which we call “branches.” We currently have 235 branches, up from 228 in 2008. Our branches are supported by our corporate executives and other centralized, shared services. Approximately 13 percent of our employees are corporate employees who provide these centralized, shared services. Approximately 30 percent of these corporate employees are information technology personnel who develop and maintain our proprietary operating system software and our wide area network.

Branch Network

We currently have branches in the following areas of the world:

Region	Number of Branches
North America	180
Europe	29
Asia	20
South America	4
Australia	1
Middle East	1

Each branch is responsible for its own growth and profitability. Our branch salespeople are responsible for developing new business, negotiating and pricing services, receiving and processing service requests from customers, and contracting with carriers to provide the transportation requested. In addition to routine transportation, salespeople are often called upon to handle customers’ unusual, seasonal, and emergency needs. Shipments to be transported by truck are priced at the branch level, and branches cooperate with each other to hire contract carriers to provide transportation. Branches may rely on expertise in other branches when contracting LTL, intermodal, international ocean, and air shipments. Multiple branches may also work together to service larger, national accounts where the expertise and resources of more than one branch are required to meet the customer’s needs. Their efforts are usually coordinated by one “lead” branch on the account.

Salespeople in the branches both sell to and service their customers. Sales opportunities are identified through our internal database, referrals from current customers, leads generated by branch office personnel through knowledge of their local and regional markets, and third party sources such as industry directories. Salespeople are also responsible for recruiting new contract carriers, who are referred to our centralized carrier services group to make sure they are properly licensed and insured and have acceptable safety ratings.

Branch Expansion. We expect to continue to open new branch offices. New branch offices are viewed as a long-term contributor to overall company growth. In addition to market opportunity, a major consideration in opening a new branch is whether we have branch salespeople that are ready to manage a new branch. Additional branches are sometimes opened within a geographic area previously served by another branch, such as within major cities, as the volume of business in a particular area warrants opening a separate branch. A modest amount of capital is required to open a new branch, usually involving a lease for a small amount of office space, communications and hardware, and often employee compensation guaranties for a short time. We have also augmented our branch office network through selective acquisitions.

Branch Employees. Because the quality of our employees is essential to our success, we are highly selective in our hiring. Our applicants typically have college degrees, and some have business experience, although not necessarily within the transportation industry.

Early in their tenure, most newly-hired branch employees go through centralized training that emphasizes development of the necessary skills, including technology training on our proprietary systems and our customer service philosophy, to become productive members of a branch team. Centralized training is followed by ongoing, on-the-job training at the branch level. We expect most new salespeople to start contributing to the success of the branch in a matter of weeks.

Employees at a branch operate and are compensated in large part on a team basis. The team structure is motivated by our performance-based compensation system, in which a significant portion of the cash compensation of most branch managers and salespeople is dependent on the profitability of their particular branch. Branch managers and salespeople who have been employed for at least one complete year are paid a performance-based bonus which is a portion of the branch’s earnings for that calendar year. The percentage they can potentially earn is predetermined in an annual bonus contract and is based on their productivity and contributions to the overall success of the branch. Employees can also receive profit sharing contributions that depend on our overall profitability and other factors in our 401(k) plan. In some special circumstances, such as opening new branches, we may guarantee a level of compensation to the branch manager and key salespersons for a short period of time.

All of our managers and certain other employees who have significant responsibilities are eligible to participate in our amended 1997 Omnibus Stock Plan. Within that plan, in 2003 we began regularly issuing restricted stock and restricted stock units as our primary equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders. For most restricted equity awards, restricted stock and units are available to vest over five calendar years, based on the company’s earnings growth.

Individual salespeople benefit both through the growth and profitability of individual branches and by achieving individual goals. They are motivated by the opportunity to advance in a variety of career paths, including branch management, corporate sales, and large account management. We have a “promote from within” philosophy and fill nearly all branch management positions with current employees.

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

The Board of Directors designates the executive officers annually. Below are the names, ages, and positions of the executive officers:

Name	Age	Position
John P. Wiehoff	48	Chief Executive Officer and Chairman of the Board
James E. Butts	54	Senior Vice President
Ben G. Campbell	44	Vice President, General Counsel and Secretary
James P. Lemke	42	Senior Vice President
Chad M. Lindbloom	45	Senior Vice President and Chief Financial Officer
Scott A. Satterlee	41	Senior Vice President
Mark A. Walker	52	Senior Vice President

John P. Wiehoff has been chief executive officer of C.H. Robinson since May 2002, president of the company since December 1999, a director since 2001, and became the chairman in January 2007. Previous positions with the company include senior vice president from October 1998, chief financial officer from July 1998 to December 1999, treasurer from August 1997 to June 1998, and corporate controller from 1992 to June 1998. Prior to that, John was employed by Arthur Andersen LLP. John also serves on the Boards of Directors of Polaris Industries Inc. (NYSE: PII) and Donaldson Company, Inc. (NYSE: DSI). He holds a Bachelor of Science degree from St. John’s University.

James E. Butts was named senior vice president in December 2007, having served as an executive and officer of C.H. Robinson since April 2002. Previous positions with the company include transportation manager at the Chicago South and Detroit branches. Jim has been with C.H. Robinson since 1978 and holds a Bachelor of Arts degree from Wayne State University and a Masters of Business Administration from Phoenix University. Jim serves on the Advisory Board of Logistics Quarterly and on the University of Minnesota, Carlson School of Management’s Supply Chain and Operations Board of Advisors. Jim is also a member of the Board of Directors of Store to Door, a non-profit agency that delivers groceries to adults who are unable to shop for themselves.

Ben G. Campbell was named vice president, general counsel and secretary in January 2009. Ben joined C.H. Robinson in 2004 and most recently held the position of assistant general counsel. Before coming to C.H. Robinson, Ben was a partner at Rider Bennett, LLP, in Minneapolis. Ben holds a Bachelor of Science degree from St. John’s University and a Juris Doctor from William Mitchell Law School.

James P. Lemke was named senior vice president in December 2007, having served as vice president, sourcing since 2003. Prior to that time, he served as the vice president and manager of C.H. Robinson’s Corporate Procurement and Distribution Services branch. Jim joined the company in 1989. Jim holds a Bachelor of Arts degree in International Relations from the University of Minnesota. Jim also serves on the Board of Directors of the United Fresh Produce Association.

Chad M. Lindbloom was named a senior vice president in December 2007. He has served as an executive and as chief financial officer since 1999. From June 1998 until December 1999, he served as corporate controller. Chad joined the company in 1990. Chad holds a Bachelor of Science degree and a Masters of Business Administration from the Carlson School of Management at the University of Minnesota. Chad also serves on the Board of Directors of Xata Corporation (NASDAQ: XATA), a provider of vehicle data and fleet operations services to the trucking industry, and is a member of the Board of Directors of Children’s Hospitals and Clinics of Minnesota.

Scott A. Satterlee was named a senior vice president in December 2007. He has served as an executive and officer of C.H. Robinson since February 2002. Additional positions with C.H. Robinson include director of operations and manager of the Salt Lake City branch. Scott joined the company in 1991. Scott holds a Bachelor of Arts degree from the University of St.

Thomas. Scott also serves on the Board of Directors of Fastenal (NASDAQ: FAST), the largest fastener distributor in the nation.

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

Employees

As of December 31, 2009, we had a total of 7,347 employees, 6,377 of whom were located in our branch offices. Services such as accounting, information technology, legal, marketing, human resource support, credit and claims management, and carrier services are supported centrally.

Customers and Marketing

We seek to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing them with a full range of logistics services. During 2009, we served over 35,000 customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries. During 2009, no customer accounted for more than seven percent of total revenues or more than approximately three percent of net revenues. In recent years, we have grown by adding new customers and by increasing our volumes with, and providing more services to, our existing customers.

We believe that our decentralized structure enables our salespeople to better serve our customers by developing a broad knowledge of logistics and local and regional market conditions, as well as the specific logistics issues facing individual customers and certain vertical industries. With the guidance of experienced branch managers (who have an average tenure of 12 years with C.H. Robinson), branches are given significant latitude to pursue opportunities and to commit our resources to serve our customers.

Branches seek additional business from existing customers and pursue new customers based on their knowledge of local markets and the range and value of logistics services that we can provide. We have also expanded our corporate sales and marketing support to enhance branch sales capabilities. Branches also call on our executives and our corporate sales staff to support them in the pursuit of new business with companies that have more complex logistics requirements.

Relationships with Transportation Providers

We continually work on establishing contractual relationships with qualified transportation providers that also meet our service requirements to assure dependable services, favorable pricing, and contract carrier availability during periods when demand for transportation equipment is greater than the supply. Because we do not own any transportation equipment or employ the people directly involved with the delivery of our customers’ freight, these relationships are critical to our success.

As of December 31, 2009, we had worked with approximately 47,000 transportation providers worldwide, of which the vast majority are contracted motor carriers. To strengthen and maintain our relationships with motor carriers, our salespeople regularly communicate with carriers and try to assist them by increasing their equipment utilization, reducing their empty miles, and repositioning their equipment. To make it easier for contract carriers to work with us, we have a policy of prompt payment upon receipt of proof of delivery. For those contract carriers who would like a faster payment, we also offer payment within 48 hours of receipt of proof of delivery in exchange for a discount, along with offering in-trip cash advances through our T-Chek subsidiary.

These contracted motor carriers provide access to temperature controlled vans, dry vans, and flatbeds. These contract carriers are of all sizes, including owner-operators of a single truck, small and mid-size fleets, private fleets, and the largest national trucking companies. Consequently, we are not dependent on any one contract carrier. Our largest truck transportation provider was approximately one percent of our total cost of transportation in 2009. Motor carriers that had fewer than 100 tractors transported approximately 75 percent of our truckload shipments in 2009. Every carrier with which we do business is required to execute a contract which establishes that the carrier is acting as an independent contractor. At the time the contract is executed, and periodically thereafter, we verify that each carrier is properly licensed and insured, has the necessary federally-issued authority to provide transportation services, and has the ability to provide the necessary level of service on a dependable basis. Our motor carrier contracts require that the carrier issue invoices only to and accept payment solely from us, and allow us to withhold payment to satisfy previous claims or shortages. Our standard contracts do not include volume commitments, and the initial contract rate is modified each time we confirm an individual shipment with a carrier.

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

In our air freight forwarding business, we purchase transportation services from approximately 200 air carriers through charter services, block space agreements, and transactional spot market negotiations. Through charter services, we contract part or all of an airplane to meet customer requirements. Our block space agreements are annual contracts that include fixed allocations for predetermined flights at agreed upon rates that are reviewed annually or throughout the year. The transactional negotiations afford us the ability to capture excess capacity at prevailing market rates for a specific shipment.

Competition

The transportation services industry is highly competitive and fragmented. We compete against a large number of logistics companies, trucking companies, property freight brokers, carriers offering logistics services, and freight forwarders. We also buy from and sell transportation services to companies that compete with us.

In our Sourcing business, we compete with produce brokers, produce growers, produce marketing companies, produce wholesalers, and foodservice buying groups. We also buy from and sell produce to companies that compete with us.

The primary business of our Information Services business is fuel card services. The fuel card processing industry is very consolidated and a small number of companies represent the majority of the market.

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

•	Our 47,000 contracted carrier relationships;

•

Our size, relative to other providers, is an advantage in attracting more carriers, which in turn enables us to serve our customers more efficiently and earn more business. Additionally, because of the large number of transactions we do annually, 7.5 million in 2009, we have greater opportunity to efficiently identify available capacity for our customers’ needs;

•	Our business model, which enables us to remain flexible in our service offerings to our customers;

•	Our dedicated employees and entrepreneurial culture, which are supported by our performance-based compensation system;

•	Our proprietary information systems;

•	Our ability to provide a broad range of logistics services; and

•	Our ability to provide door-to-door services on a worldwide basis.

Communications and Information Systems

Our information systems are essential to our ability to efficiently communicate, service our customers and contracted carriers, and manage our business. Our proprietary information systems help our employees efficiently manage more than 7.5 million shipments annually, 35,000 customer relationships, and 47,000 contracted carrier relationships. Our employees are linked with each other and with our customers, carriers, and suppliers by telephone, fax, internet, email, and/or EDI to communicate shipment requirements and availability, and to confirm and bill orders.

Our branch employees use our information systems to identify freight matching opportunities, communicate and coordinate activity with other branches, and “cross-cover” or find equipment for other branches’ freight. Our systems help our salespeople service customer orders, select the optimal modes of transportation, build and consolidate shipments, and select routes, all based on customer-specific service parameters. Our systems also make shipment data visible to the entire sales team as well as customers and contracted carriers, enabling our salespeople to select contracted carriers and track shipments in progress. Our systems automatically provide alerts to arising problems. Our systems also provide performance and productivity reports that our managers and executives can use to more efficiently manage our business.

Through our internet sites CHRWonline® (www.chrwonline.com) and CHRWTrucks® (www.chrwtrucks.com), customers and contracted carriers can contract for shipments or equipment as well as track and trace shipments, including delivery confirmation. Customers, contracted carriers, and suppliers also have access to other information in our operating systems through the internet. Our systems use data captured from daily transactions to generate various management reports that are available to our customers and contracted carriers. These reports provide them with information on traffic patterns, product mix, and production schedules, and support analysis of their own customer base, transportation expenditure trends, and the impact on out-of-route costs.

Government Regulation

We are subject to licensing and regulation as a property freight broker and are licensed by the U.S. Department of Transportation (“DOT”) to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. We are also subject to regulation by the Federal Maritime Commission as an ocean freight forwarder and a NVOCC for which we maintain separate bonds and licenses for each. We operate as an indirect air carrier of cargo subject to commercial standards set forth by the International Air Transport Association and federal regulations issued by the Transportation Security Administration and provide customs brokerage services as a customs broker under a license issued by the Bureau of U.S. Customs and Border Protection. We also have and maintain other licenses as required by law.

Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, some intrastate shipments for which we arrange transportation may be subject to additional licensing, registration or permit requirements. We generally contractually require and/or rely on the carrier transporting the shipment to ensure compliance with these types of requirements. We, along with the contracted carriers that we rely on in arranging transportation services for our customers, are also subject to a variety of federal and state safety and environmental regulations. Although compliance with the regulations governing licensees in these areas has not had a materially adverse effect on our operations or financial condition in the past, there can be no assurance that such regulations or changes thereto will not adversely impact our operations in the future. Violation of these regulations could also subject us to fines as well as increased claims liability.

We source fresh produce under licenses issued by the U.S. Department of Agriculture as required by the Perishable Agricultural Commodities Act (“PACA”). Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Our T-Chek operations are subject to federal and state regulations, including, but not limited to, the Bank Secrecy Act of 1970.

Risk Management and Insurance

We contractually require all motor carriers we work with to carry at least $750,000 in automobile liability insurance and $25,000 in cargo insurance. We also require all motor carriers to maintain workers compensation and other insurance coverage as required by law. Many carriers have insurance exceeding these minimum requirements. Railroads, which are generally self-insured, provide limited common carrier liability protection, generally up to $250,000 per shipment.

As a property freight broker, we are not legally liable for damage to our customers’ cargo. In our customer contracts, we may agree to assume cargo liability up to a stated maximum. We do not assume cargo liability to our customers above minimum industry standards in our international freight forwarding, ocean transportation, and air freight businesses. We offer our customers the option to purchase ocean marine cargo coverage to insure goods in transit. When we agree to store goods for our customers for longer terms, we provide limited warehouseman’s coverage to our customers and contract for warehousing services from companies that provide us the same degree of coverage.

We maintain a broad cargo liability insurance policy to protect us against catastrophic losses that may not be recovered from the responsible contracted carrier. We also carry various liability insurance policies, including automobile and general liability, with a $200 million umbrella in 2008 and 2009. Our contingent automobile liability coverage has a retention of $3 million per incident for 2007 and 2008, and $5 million per incident in 2009 and 2010.

Agricultural chemicals used on agricultural commodities intended for human consumption are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Concern about particular chemicals and alleged contamination can lead to product recalls, and tort claims may be brought by consumers of allegedly affected produce. As a seller of produce, we may, under certain circumstances, have legal responsibility arising from produce sales. We carry product liability coverage under our general liability and umbrella policies to cover tort claims. In addition, in the event of a recall, we may be required to bear the costs of repurchasing, transporting, and destroying any allegedly contaminated product, as well as potential consequential damages, which are generally not insured. Any recall or allegation of contamination could affect our reputation, particularly of our proprietary and licensed branded produce programs. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.

Investor Information

We were reincorporated in Delaware in 1997 as the successor to a business existing, in various legal forms, since 1905. Our corporate office is located at 14701 Charlson Road, Eden Prairie, Minnesota, 55347-5088, and our telephone number is (952) 937-8500. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.chrobinson.com) as soon as reasonably practicable after we electronically file the material with the Securities and Exchange Commission.

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

Except for the historical information contained in this Form 10-K, the matters set forth in this document may be deemed to be forward-looking statements that represent our expectations, beliefs, intentions, or strategies concerning future events. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience or our present expectations, including, but not limited to, such factors such as changes in economic conditions such as a recession; decreased consumer confidence; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to integrate the operations of acquired companies with our historic operations successfully; risks associated with litigation and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel shortages and the impact of war on the economy; and other risks and uncertainties, including those described below.

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

Economic recessions could have a significant, adverse impact on our business. The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest rate fluctuations, and other economic factors beyond our control. Deterioration in the current economic environment subjects our business to various risks, which may have a material impact on our operating results and cause us to not reach our long-term growth goals:

•

Decrease in volumes—A reduction in overall freight volumes in the marketplace reduces our opportunities for growth. A significant portion of our freight is transactional or “spot” market opportunities. The transactional market may be more impacted than the freight market overall by the economic recession. In addition, if a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, particularly among certain national retailers or in the food, beverage, retail, manufacturing, paper, or printing industries, our operating results could be adversely affected. Slower freight volumes in the marketplace also impact growth in our Information Services business due to reduced use of their fuel card services. A sustained period of slow freight demand is the most challenging environment for our business. Due to overall economic conditions and the decline in North American truckload volumes in 2009, which are our largest source of net revenues, we did not achieve our long-term growth goal of 15 percent in 2009. Because of the continued existence of overall recessionary conditions, we do not anticipate that our annual performance in 2010 will meet our long-term growth goals.

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

•

Expense management—We may not be able to appropriately adjust our expenses to changing market demands. Personnel is our largest expense. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing level to our business needs. In addition, we have other variable expenses that are fixed for a period of time, and we may not be able to adequately adjust them in a period of rapid change in market demand.

•	Instability of financial markets and low interest rates—The current interest rate environment has significantly reduced our investment income and may continue to do so in the future.

Higher carrier prices may result in decreased net revenue margin. Carriers can be expected to charge higher prices to cover higher operating expenses, and our net revenues and income from operations may decrease if we are unable to pass through to our customers the full amount of higher transportation costs.

Changing fuel costs may have an impact on our net revenue margins. In our truckload transportation business, which is the largest source of our net revenues, rising fuel prices may result in a decreased net revenue margin. When we enter into prearranged rate agreements for truckload services with our customers, we have fuel surcharge agreements in addition to the underlying line-haul portion of the rate. When we are purchasing transportation services, the majority of our truckload freight is priced to our contract carriers on a spot market, or transactional, basis, even when we are working with the customer on a contractual basis. For spot transactions with contract motor carriers, we generally negotiate a mutually-agreed upon total market rate that includes all costs, including any applicable fuel expense. However, we will estimate and report fuel separately, if requested by the contracted carrier. While our different pricing arrangements with customers and contracted carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through to our business. Therefore, in times of higher fuel prices, our net revenue margin percentage declines.

We depend upon others to provide equipment and services. We do not own or control the transportation assets that deliver our customers freight, and we do not employ the people directly involved in delivering the freight. We are dependent on independent third parties to provide truck, rail, ocean, and air services and to report certain events to us including delivery information and freight claims. This reliance could cause delays in reporting certain events, including recognizing revenue and claims. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control including:

•	equipment shortages in the transportation industry, particularly among contracted truckload carriers,

•	interruptions in service or stoppages in transportation as a result of labor disputes,

•	changes in regulations impacting transportation, and

•	unanticipated changes in transportation rates.

We have international operations. We provide services within and between continents on an increasing basis. Our business outside of the United States is subject to various risks, including:

•	changes in economic and political conditions and in governmental policies,

•	changes in and compliance with international and domestic laws and regulations,

•	wars, civil unrest, acts of terrorism, and other conflicts,

•	natural disasters,

•	changes in tariffs, trade restrictions, trade agreements, and taxations,

•	difficulties in managing or overseeing foreign operations,

•	limitations on the repatriation of funds because of foreign exchange controls,

•	different liability standards, and

•

intellectual property laws of countries which do not protect our rights in our intellectual property, including, but not limited to, our proprietary information systems, to the same extent as the laws of the United States.

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

We face substantial industry competition. Competition in the transportation services industry is intense and broad-based. We compete against logistics companies as well as transportation providers that own their own equipment, third party freight brokers, internet matching services, internet freight brokers, and carriers offering logistics services. We also compete against carriers’ internal sales forces. We often buy and sell transportation services from and to many of our competitors. Increased competition could create downward pressure on freight rates, and continued rate pressure may adversely affect our net revenue and income from operations.

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

Because we manage our business on a decentralized basis, our operations may be materially adversely affected by inconsistent management practices. We manage our business on a decentralized basis through a network of branch offices throughout North America, Europe, Asia, South America, Australia, and the Middle East, supported by executives and services in a central corporate office, with branch management retaining responsibility for day-to-day operations, profitability, personnel decisions and the growth of the business in their branch. Our decentralized operating strategy can make it difficult for us to implement strategic decisions and coordinated procedures throughout our global operations. In addition, certain of our branches operate with management, sales, and support personnel that may be insufficient to support growth in their respective branch without significant central oversight and coordination. Our decentralized operating strategy could result in inconsistent management practices and materially and adversely affect our overall profitability and expose us to litigation.

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

We are subject to claims arising from our transportation operations. We use the services of thousands of transportation companies in connection with our transportation operations. From time to time, the drivers employed and engaged by the carriers we contract with are involved in accidents which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. In addition, our automobile liability policy has a retention of $3 million per incident for 2007 and 2008, and $5 million per incident in 2009 and 2010. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability.

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

Sourcing and reselling fresh produce exposes us to possible product liability. Agricultural chemicals used on fresh produce are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Product recalls in the produce industry have been caused by concern about particular chemicals and alleged contamination, often leading to lawsuits brought by consumers of allegedly affected produce. Because we sell produce, we may face claims for a variety of damages arising from the sale which may include potentially uninsured consequential damages. While we are insured for up to $201 million in 2008 and 2009 for product liability claims, settlement of class action claims is often costly, and we cannot guarantee that our liability coverage will be adequate and will continue to be available. If we have to recall produce, we may be required to bear the cost of repurchasing, transporting, and destroying any allegedly contaminated product, as well as consequential damages, which our insurance does not cover. Any recall or allegation of contamination could affect our reputation, particularly of our proprietary and/or licensed branded produce programs. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.

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

Legislative or regulatory changes can affect the economics of the transportation industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services. As part of our logistics services, we operate leased warehouse facilities. Our operations at these facilities include both warehousing and distribution services, and we are subject to various federal and state environmental, work safety, and hazardous materials regulations. We may experience an increase in operating costs, such as costs for security, as a result of governmental regulations that have been and will be adopted in response to terrorist activities and potential terrorist activities. No assurances can be given that we will be able to pass these increased costs on to our customers in the form of rate increases or surcharges.

Department of Homeland Security regulations applicable to our customers who import goods into the United States and our contracted ocean carriers can impact our ability to provide and/or receive services with and from these parties. Enforcement measures related to violations of these regulations can slow and or prevent the delivery of shipments, which may negatively impact our operations.

We cannot predict what impact future regulations may have on our business. Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating permits and licenses.

We derive a significant portion of our total revenues and net revenues from our largest customers. Our top 100 customers comprise approximately 35 percent of our consolidated total revenues and 30 percent of consolidated net revenues. Our largest customer comprises approximately six percent of our consolidated total revenues and three percent of our consolidated net revenues. The sudden loss of many of our major clients could materially and adversely affect our operating results.

We may be unable to identify or complete suitable acquisitions and investments. We may acquire or make investments in complementary businesses, products, services, or technologies. We cannot guarantee that we will be able to identify suitable acquisitions or investment candidates. Even if we identify suitable candidates, we cannot guarantee that we will make acquisitions or investments on commercially acceptable terms, if at all. If we acquire a company, we may have difficulty integrating its businesses, products, services, technologies, and personnel into our operations. Acquired companies or operations may have unexpected liabilities, and we may face challenges in retaining significant customers of acquired companies. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses, and adversely affect our results of operations. In addition, we may incur debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of any equity securities could be dilutive to our stockholders.

Our growth and profitability may not continue, which may result in a decrease in our stock price. Historically, our long-term growth objective has been 15 percent for net revenues, operating income, and earnings per share. There can be no assurance that our long-term growth objective will be achieved or that we will be able to effectively adapt our management, administrative, and operational systems to respond to any future growth. Future changes in and expansion of our business, or changes in economic or political conditions, could adversely affect our operating margins. Slower or less profitable growth or losses could adversely affect our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is in Eden Prairie, Minnesota. The total square footage of our four buildings in Eden Prairie is 343,000. This total includes our new data center of approximately 18,000 square feet and 110,000 square feet used for branch operations.

All but one of our branch offices are leased from third parties under leases with initial terms ranging from three to fifteen years. Our office locations range in space from 1,000 to 153,000 square feet. The following table lists our largest locations:

Location	Approximate Square Feet
Eden Prairie, MN	153,000
Eden Prairie, MN (1)	105,000
Chicago, IL(1)	80,000
Eden Prairie, MN	67,000
Atlanta, GA	27,350
Chicago, IL	20,847
Southfield, MI	18,464
Eden Prairie, MN(1)	18,000
Woodridge, IL	16,914
Fort Worth, TX	15,000
Coralville, IA	14,440
Elk Grove Village, IL	13,163
Hong Kong	12,900
Monterrey, CA	12,712
Madison, WI	12,400
Kansas City, KS	12,174
Boca Raton, FL	11,681
Cordova, TN	11,617
Lisle, IL	11,613
Sartell, MN	11,444
Chicago, IL	11,355
Fishers, IN	11,027
Shanghai, CHN	10,700

We also own or lease approximately 600,000 square feet of warehouse space throughout the United States. The following table lists our largest warehouses:

Location	Approximate Square Feet
Vancouver, WA	79,000
Plant City, FL(1)	64,000
Compton, CA	62,000
Miramar, FL	57,000
Bethlehem, PA	55,000
Rochester, NY	54,000
Cobden, IL(1)	52,000
Edinburg, TX	48,000
Laredo, TX	47,000
Lemont, IL	45,000

(1)	These properties are owned. All other properties in the tables above are leased from third parties.

We consider our current office spaces and warehouse facilities adequate for our current level of operations. We have not had difficulty in obtaining sufficient office space and believe we can renew existing leases or relocate branches to new offices as leases expire.

ITEM 3.	LEGAL PROCEEDINGS

Gender Discrimination Lawsuit—As we previously disclosed, certain gender discrimination class claims were settled in 2006. The settlement was within our insurance coverage limits and was fully funded by insurance.

Although the gender class settlement was fully funded by insurance, those insurers reserved the right to seek a court ruling that a portion of the settlement was not covered under their policies, and also to dispute payment of certain defense costs incurred in that litigation. Insurance coverage litigation between us and one of our insurance carriers concerning these issues and insurance coverage for individual lawsuits that were not part of the class settlement is pending in Minnesota State Court.

The settlement of the gender discrimination class claims did not include claims of putative class members who subsequently filed individual Equal Employment Opportunity Commission (“EEOC”) charges after the denial of class status. Fifty-four of those EEOC claimants filed lawsuits. Fifty-three of those suits have been settled or dismissed. The settlement amounts were not material to our financial position, results of operations, or cash flows. We are vigorously defending the remaining lawsuit.

Accident Litigation—On March 20, 2009, a jury in Will County, Illinois, entered a verdict of $23.75 million against us, a federally authorized motor carrier with which we contracted, and the motor carrier’s driver. The award was entered in favor of three named plaintiffs following a consolidated trial, stemming from an accident that occurred on April 1, 2004. The motor carrier and the driver both admitted that at the time of the accident the driver was acting as an agent for the motor carrier, and that the load was being transported according to the terms of our contract with the motor carrier. Our contract clearly defined the motor carrier as an independent contractor. The verdict has the effect of holding us vicariously liable for the damages caused by the admitted negligence of the motor carrier and its driver. There were no claims that our selection or retention of the motor carrier was negligent.

Given our prior experience with claims of this nature, we believe the court erred in allowing these claims to be considered by a jury. As a result, we are vigorously pursuing all available legal avenues by which we may obtain relief from the verdict. On September 15, 2009, the trial court entered an order denying substantially all of the relief which we had requested in our post-trial motions. Now that the trial court has concluded its handling of the matter, we are entitled to and will be seeking relief from the verdict from the Illinois Court of Appeals.

Under the terms of the insurance program which we had in place in 2004, we would be responsible for the first $5.0 million of claims of this nature. Because there are multiple potential outcomes, many of which are reasonably possible, but none of which we believe is probable, we have not recorded a liability for this claim at this time.

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is currently expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock began trading on The NASDAQ National Market under the symbol “CHRW” on October 15, 1997.

Quarterly market information can be found in Part II, Item 8. Financial Statements and Supplementary Data, Note 9.

On February 22, 2010, the closing sales price per share of our Common Stock as quoted on the NASDAQ National Market was $54.16 per share. On February 22, 2010, there were approximately 200 holders of record and approximately 71,900 beneficial owners of our Common Stock.

We declared quarterly dividends during 2008 for an aggregate of $0.90 per share and quarterly dividends during 2009 for an aggregate of $0.97. We have declared a quarterly dividend of $0.25 per share payable to shareholders of record as of March 5, 2010, payable on April 1, 2010. Our declaration of dividends is subject to the discretion of the Board of Directors.

Any determination as to the payment of dividends will depend upon our results of operations, capital requirements and financial condition, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or continue to pay dividends on the shares of Common Stock in the future.

We are currently purchasing shares under the 2007 authorization of 10,000,000 shares. As of December 31, 2009, there were approximately 1,115,000 shares remaining under the 2007 authorization. During the third quarter of 2009, the C.H. Robinson Board of Directors authorized management to repurchase an additional 10,000,000 shares. These repurchases are expected to take place over multiple years. We intend to fund any future repurchases with internally generated funds.

The following table provides information about company purchases during the quarter ended December 31, 2009 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs(1)
October 2009	220,747	$56.52	220,747	12,464,949
November 2009	877,400	56.85	877,400	11,587,549
December 2009	472,700	58.35	472,700	11,114,849

Fourth quarter 2009	1,570,847	$57.25	1,570,847	11,114,849

(1)	We are currently purchasing shares under the 2007 authorization of 10,000,000 shares. As of December 31, 2009, there were approximately 1,115,000 shares remaining under the 2007 authorization. During the third quarter of 2009, the C.H. Robinson Board of Directors authorized management to repurchase an additional 10,000,000 shares. These repurchases are expected to take place over multiple years.

The following graph compares the cumulative five-year total return of holders of C.H. Robinson Worldwide, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Transportation index, and the S&P Midcap 400 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2004 to December 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among C.H. Robinson Worldwide, Inc., The S & P 500 Index,

The S & P Midcap 400 Index And The NASDAQ Transportation Index

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/04	12/05	12/06	12/07	12/08	12/09

C.H. Robinson Worldwide, Inc.	100.00	134.89	150.91	202.71	209.60	228.02
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
S&P Midcap 400	100.00	112.55	124.17	134.08	85.50	117.46
NASDAQ Transportation	100.00	117.73	133.35	136.06	97.37	100.88

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

This table includes selected financial data for the last five years (amounts in thousands, except per share amounts). This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

STATEMENT OF OPERATIONS DATA Year Ended December 31,	2009	2008	2007	2006	2005(1)
Total revenues	$7,577,189	$8,578,614	$7,316,223	$6,556,194	$5,688,948
Net revenues	1,381,959	1,374,963	1,243,778	1,082,544	879,750
Income from operations	584,811	571,586	509,684	417,845	326,361
Net income	360,830	359,177	324,261	266,925	203,358
Net income per share
Basic	$2.15	$2.12	$1.90	$1.56	$1.20
Diluted	$2.13	$2.08	$1.86	$1.53	$1.16
Weighted average number of shares outstanding (in thousands)
Basic	167,695	169,056	170,493	170,888	170,052
Diluted	169,194	172,733	174,040	174,787	174,698
Dividends per share	$.970	$.900	$.760	$.570	$.355

BALANCE SHEET DATA As of December 31,
Working capital	$575,462	$650,218	$631,537	$569,199	$472,298
Total assets	1,834,248	1,815,721	1,811,307	1,631,693	1,395,068
Total long-term debt	—	—	—	—	—
Stockholders’ investment	1,079,900	1,107,221	1,042,249	943,722	780,037

OPERATING DATA
Branches	235	228	218	214	196
Employees	7,347	7,961	7,332	6,768	5,776
Average net revenues per employee(2)	$184	$178	$177	$172	$166

(1)	On October 14, 2005, the company’s shareholders approved a 2-for-1 stock split. All share and per share amounts have been restated to reflect the retroactive effect of the stock split.
(2)	Management uses net revenues per employee as a key performance to analyze our productivity, to benchmark the financial performance of our branches, and to analyze impacts of technology and other investments in our business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table illustrates our net revenue margins by services and products:

For the years ended December 31,	2009	2008	2007
Transportation	20.2%	17.0%	18.4%
Sourcing	8.3	8.0	7.7
Information Services	100.0	100.0	100.0

Total	18.2%	16.0%	17.0%

The following table summarizes our net revenues by service line:

For the years ended December 31 (Dollars in thousands)	2009	2008	Change	2007	Change
Net revenues:
Transportation
Truck	$1,040,703	$1,030,070	1.0%	$949,277	8.5%
Intermodal	35,245	43,618	-19.2	38,670	12.8
Ocean	54,188	62,094	-12.7	43,530	42.6
Air	32,662	35,390	-7.7	31,315	13.0
Other Logistics Services	44,784	41,407	8.2	35,240	17.5

Total Transportation	1,207,582	1,212,579	-0.4	1,098,032	10.4

Sourcing	128,582	111,634	15.2	100,220	11.4
Information Services	45,795	50,750	-9.8	45,526	11.5

Total	$1,381,959	$1,374,963	0.5%	$1,243,778	10.5%

The following table represents certain statements of operations data, shown as percentages of our net revenues:

For the years ended December 31,	2009	2008	2007
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	43.2	43.8	45.7
Other selling, general, and administrative expenses	14.5	14.6	13.4

Total operating expenses	57.7	58.4	59.1

Income from operations	42.3	41.6	40.9

Investment and other income	0.2	0.5	1.2
Income before provision for income taxes	42.5	42.1	42.1

Provision for income taxes	16.4	16.0	16.0

Net income	26.1%	26.1%	26.1%

OVERVIEW

Our company. We are a global provider of multimodal transportation services and logistics solutions, operating through a network of branch offices in North America, Europe, Asia, South America, Australia, and the Middle East. We do not own the transportation equipment that is used to transport our customers’ freight. We work with approximately 47,000 transportation companies worldwide, and through those relationships we select and hire the appropriate transportation providers to meet our customers’ needs. As an integral part of our transportation services, we provide a wide range of value added logistics services, such as supply chain analysis, freight consolidation, core carrier program management, and information reporting.

In addition to multimodal transportation services, we also offer fresh produce sourcing and fee-based information services. Our Sourcing business is the buying, selling, and marketing of fresh produce. We purchase fresh produce through our network of produce suppliers and sell it to retail grocers and restaurant chains, produce wholesalers and foodservice providers. In many cases, we also arrange the transportation of the produce we sell through our relationships with specialized transportation companies. Those revenues are reported as Transportation revenues. Our Information Services business is our subsidiary, T-Chek, which provides a variety of management and business intelligence services to motor carrier companies and to fuel distributors. Those services include funds transfer, fuel management services, payments processing, and permit procurement.

Our business model. We are a service company. We act primarily to add value and expertise in the procurement and execution of transportation and logistics, including sourcing of produce products for our customers. Our total revenues represent the total dollar value of services and goods we sell to our customers. Our net revenues are our total revenues less purchased transportation and related services, including contracted motor carrier, rail, ocean, air, and other costs, and the purchase price and services related to the products we source. Our net revenues are the primary indicator of our ability to source, add value, and sell services and products that are provided by third parties, and we consider them to be our primary performance measurement. Accordingly, the discussion of our results of operations below focuses on the changes in our net revenues.

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

Our branch network. Our branch network is a competitive advantage. Building local customer and contract carrier relationships has been an important part of our success, and our worldwide network of offices supports our core strategy of serving customers locally, nationally, and globally. Our branch offices help us penetrate local markets, provide face-to-face service when needed, and recruit contract carriers. Our branch network also gives us knowledge of local market conditions, which is important in the transportation industry because it is so dynamic and market-driven.

Our branches work together to complete transactions and collectively meet the needs of our customers. Approximately 32 percent of our truckload shipments are shared transactions between branches. For many of our significant customer relationships, we coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. In addition, our methodology of providing services is very similar across all branches. Our North American branches have a common technology platform that they use to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction.

During 2009, we increased the size of our branch network by seven branches, to 235. We opened five new branches, combined two branches with existing branches, and added four branches through acquisition. We are planning limited branch openings during 2010. Because we usually open new offices with only two or three employees, we do not expect them to make a material contribution to our financial results in the first few years of their operation.

Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Because of the significant reduction in overall transportation demand in the marketplace, during 2009 some of our branches and corporate functions adjusted their staffing levels to better match our current level of business. Our headcount decreased by 614 employees during 2009. The majority of the headcount decrease occurred in the first quarter of 2009. We believe the personnel adjustments made during the period were appropriate to balance our current shipment volumes and workloads with our staffing levels, while leaving us with sufficient resource flexibility to continue to aggressively sell and pursue market share in all of our services.

Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our sales employees more service-oriented, focused, and creative. In 2003, we implemented a restricted stock program to better align our key employees with the interests of our shareholders, and to motivate and retain them for the long term. These restricted stock awards vest over a five-year period based on the company’s earnings growth, and have been awarded annually since 2003.

Our customers. In 2009, we worked with more than 35,000 customers, up from approximately 32,000 in 2008. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very diverse. Our top 100 customers represented approximately 35 percent of our total revenues and approximately 30 percent of our net revenues. Our largest customer was approximately seven percent of our total revenues and approximately three percent of our total net revenues.

Our contracted carriers. Our contracted carrier base includes motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. In 2009, our carrier base was approximately 47,000, down from approximately 50,000 in 2008. Motor carriers that had fewer than 100 tractors transported approximately 75 percent of our truckload shipments in 2009. In our Transportation business, no single contracted carrier represents more than approximately one percent of our contracted carrier capacity.

Our goals. Since we became a publicly-traded company in 1997, our long-term compounded annual growth target has been 15 percent for net revenues, income from operations, and earnings per share. This goal was based on an analysis of our performance in the previous 20 years, during which our compounded annual growth rate was 15 percent, and also on the size of our markets and available market share.

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

A prolonged environment of weak demand is the most challenging for us. During 2009, our consolidated total revenues decreased 11.7 percent due primarily to falling transportation rates and volume declines in many of our transportation modes. Transportation rates declined primarily due to a reduction in fuel prices and decreased pricing to our customers. Our pricing, exclusive of fuel, decreased due to a significant decline in overall transportation market demand as a result of the recession. Historically, our net revenue margins have typically expanded and contracted based on fuel prices and the balance between demand and overall supply of capacity.

Due to overall economic conditions and the significant decline in overall North American transportation volumes, we did not achieve our long-term growth goal of 15 percent during 2009. Our net revenues grew 0.5 percent to $1.4 billion. Our income from operations increased 2.3 percent to $584.8 million and our diluted earnings per share increased 2.4 percent to $2.13. During 2009, our net revenue margins (net revenues as a percentage of total revenues) increased to 18.2 percent in 2009 from 16.0 percent in 2008. Net revenue margins increased largely due to a reduction in fuel prices and a lower cost of capacity. While our volumes increased slightly in 2009, the trends of net revenue margin compression and accelerating volume growth in our North American truckload service during the fourth quarter of 2009 have continued into January, 2010. Our volumes continue to grow; however, our net revenue margin comparisons will continue to be challenging.

2009 COMPARED TO 2008

Total revenues and direct costs. Our consolidated total revenues decreased 11.7 percent in 2009 compared to 2008. Total Transportation revenues declined 16.2 percent to $5.98 billion in 2009 from $7.13 billion in 2008. Total purchased transportation services declined 19.4 percent in 2009 to $4.77 billion from $5.92 billion in 2008. These declines were driven by falling transportation rates, due primarily to a reduction in fuel prices and underlying rates. During 2009, a significant decline in overall transportation market demand due to the economic recession impacted our volumes. Our Sourcing revenue increased 11.2 percent to $1.56 billion in 2009 from $1.40 billion in 2008. Purchased products sourced for resale increased 10.9 percent in 2009 to $1.43 billion from $1.29 billion in 2008. These increases were primarily due to volume growth, including our previously announced acquisition of Rosemont. Our Information Services revenue decreased 9.8 percent to $45.8 million in 2009 from $50.8 million in 2008. The decrease was driven by declines in transactions and declines in some fees that are impacted by fuel prices.

Net revenues. Total Transportation net revenues decreased 0.4 percent to $1.208 billion in 2009 from $1.212 billion in 2008. Our Transportation net revenue margin increased to 20.2 percent from 17.0 percent in 2008 largely driven by a decline in fuel prices and a lower cost of capacity. While our different pricing arrangements with customers and contract carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through in our business. Therefore, in times of lower fuel prices, our net revenue margin percentage increases as it did in 2009. While we cannot predict what our net revenue margins will be in the future, during the first half of 2009 our net revenue margins were at the high end of our historical range.

Truck net revenues, which consist of truckload and less-than-truckload (LTL) services, comprise approximately 75 percent of our total net revenues. Our truck net revenues increased 1.0 percent to $1.04 billion in 2009 from $1.03 billion in 2008. Truckload volumes decreased 0.8 percent in 2009, but year-over-year growth improved as the year progressed. Our truckload rates decreased approximately 16 percent. Excluding the estimated impact of the change in fuel, on average, our truckload rates decreased approximately 5 percent in 2009. Truckload net revenue margin increased in 2009 due to a reduction in fuel prices and lower cost of capacity. Consistent with past periods of falling transportation demand, our cost of capacity fell faster than our customer rates. Excluding the estimated impact of the change in fuel, our cost of truckload capacity decreased approximately 6 percent as carriers lowered their rates.

During 2009, our LTL net revenues decreased slightly. The decrease was driven by price declines and lower revenue per transaction, largely offset by an increase in shipment volumes. Prices declined significantly due to the lower cost of fuel and decreased underlying rates. Our revenue per transaction also declined due to lower weight per transaction. Our LTL volumes increased approximately 27 percent compared to 2008. Our LTL net revenue margin in 2009 was relatively consistent with 2008.

Our intermodal net revenue decrease of 19.2 percent to $35.2 million from $43.6 million in 2008 was driven largely by price declines and volume decreases. Net revenue margin was relatively consistent with 2008.

Our ocean transportation net revenues decreased 12.7 percent to $54.2 million in 2009 due to price and volume declines. Excluding our previously disclosed acquisitions of Transera and Walker, our ocean transportation net revenues would have declined approximately 21 percent. Net revenue margin increased significantly in 2009 compared to 2008.

Our air transportation net revenues decrease of 7.7 percent in 2009 was driven by volume declines and price declines. Excluding our previously disclosed acquisitions, our air transportation net revenues would have decreased approximately 15 percent.

Other logistics services net revenues consist primarily of custom brokerage fees and transportation management fees. The increase of 8.2 percent to $44.8 million in 2009 was driven primarily by increases in the transportation management business and by the acquisition of ITC, offset partially by a decrease in other customs brokerage activity. Excluding the acquisition of ITC, our other logistics services net revenues increased approximately four percent in 2009.

Sourcing net revenues increased 15.2 percent to $128.6 million in 2009. This increase was driven primarily by volume growth and the acquisition of Rosemont. Our net revenue margin increased to 8.3 percent in 2009 from 8.0 percent in 2008. Excluding the acquisition of Rosemont, Sourcing net revenues increased approximately nine percent in 2009.

Information Services is comprised entirely of revenue generated by our subsidiary, T-Chek. For 2009, Information Systems net revenues declined 9.8 percent to $45.8 million. The decrease was driven by declines in transactions and by declines in some fees that are impacted by fuel prices.

Operating expenses. Operating expenses decreased 0.8 percent to $797.1 million in 2009 from $803.4 million in 2008. This was due to a decrease of 0.7 percent in personnel expenses and a decrease of 1.0 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses decreased to 57.7 percent in 2009 compared to 58.4 percent in 2008.

Our compensation plans are designed to keep personnel expenses variable with changes in net revenues and profitability. In addition to our variable compensation plans, our average headcount during 2009 declined approximately three percent over 2008, which contributed to the reduction in personnel expenses of 0.7 percent. Higher health insurance costs and severance pay lessened the expense reduction related to the headcount decline. Our personnel expenses as a percentage of net revenue declined slightly in 2009 to 43.2 percent from 43.8 percent in 2008.

In 2009, other selling, general, and administrative expenses decreased 1.0 percent to $199.6 million in 2009 from $201.6 million in 2008. We had increases in some expenses including provisions for doubtful accounts and occupancy. Our occupancy expense increase was due primarily to the completion of our data center in Eden Prairie, Minnesota and the locations we added through acquisition. These increases were offset by reductions in travel, entertainment, and other discretionary expenses.

Income from operations. Income from operations increased 2.3 percent to $584.8 million in 2009. Income from operations as a percentage of net revenues increased to 42.3 percent in 2009 from 41.6 percent in 2008.

Investment and other income. Investment and other income decreased 66.9 percent to $2.3 million in 2008 compared to $6.8 million in 2008. Our investment income is down significantly compared to 2008 primarily due to the changes in the overall market yields on high-quality, short-term investments.

Provision for income taxes. Our effective income tax rate was 38.5 percent for 2009 and 37.9 percent for 2008. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net income. Net income increased 0.5 percent to $360.8 million in 2009 from $359.2 million in 2008. Basic net income per share increased 1.4 percent to $2.15. Diluted net income per share increased 2.4 percent to $2.13.

2008 COMPARED TO 2007

Total revenues and direct costs. Our consolidated total revenues for 2008 were $8.58 billion, an increase of 17.3 percent over $7.32 billion in 2007. Total transportation revenues increased 19.4 percent to $7.13 billion from $5.97 billion in 2007. Total purchased transportation services increased 21.4 percent in 2008 to $5.92 billion from $4.87 billion in 2007. These increases were driven by the increased cost of fuel and volume increases in all of our modes of transportation. Our Sourcing revenue increased 7.6 percent to $1.40 billion in 2008 from $1.30 billion in 2007. Purchased products sourced for resale increased 7.3 percent in 2008 to $1.29 billion in 2008 from $1.20 billion in 2007. These increases were primarily due to volume growth. Our Information Services revenue increased 11.5 percent to $50.8 million in 2008 from $45.5 million in 2007. The increase was driven primarily by volume growth and higher fuel prices.

Net revenues. Total Transportation net revenues increased 10.4 percent to $1.21 billion in 2008 from $1.10 billion in 2007. Our Transportation net revenue margin, or net revenue as a percentage of total revenues, decreased to 17.0 percent in 2008 from 18.4 percent in 2007 primarily due to the increased cost of fuel and its impact on our truckload business. While our different pricing arrangements with customers and contracted carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through to our business. Therefore, in times of higher fuel prices, our net revenue margin percentage declines.

Truck net revenues, which consist of truckload and LTL services, comprised approximately 75 percent of our total net revenues. Our truck net revenues increased 8.5 percent to $1.03 billion in 2008. Truckload volumes increased approximately seven percent in 2008, but deteriorated as the year progressed. Including fuel, our truckload rates increased approximately nine percent; excluding the estimated impact of the change in fuel, underlying linehaul rates increased approximately one percent. Truckload net revenue margins decreased in 2008 due to the higher cost of fuel for most of 2008 compared to 2007.

During 2008, our LTL volumes increased approximately 19 percent. Despite weakening demand for trucking services in the marketplace, we were able to capture additional market share and grow our volumes with existing customers and gain new customers. LTL net revenue margins for 2008 were consistent with 2007.

Intermodal net revenues increased 12.8 percent to $43.6 million from $38.7 million in 2007, due to an increase in volumes offset partially by a decrease in our net revenue margins. Cross-selling with existing customers and new customer growth drove our volume growth.

Our ocean transportation net revenues increased 42.6 percent to $62.1 million in 2008. Our growth was driven by an increase in volumes and an increase in our net revenue margins. Our previously disclosed acquisition of Transera on August 1, 2008, contributed approximately 15.3 percent to the overall increase. Our volumes grew due to adding new customers and growth with existing customers. Net revenue margins expanded due to more widely available capacity in the marketplace.

Our air transportation net revenues increased 13.0 percent to $35.4 million in 2008. The increase was driven by significant volume increases partially offset by a decline in our net revenue margins. Our acquisition of Transera contributed approximately five percent to the overall increase.

Other logistics services net revenues consist primarily of customs brokerage fees and transportation management fees. The increase of 17.5 percent to $41.4 million in 2008 was driven primarily by increases in transportation management business.

Sourcing net revenues increased 11.4 percent to $111.6 million in 2008. Our Sourcing business is the buying and selling of fresh fruits and vegetables. For several years, we have actively sought to expand our Sourcing customer base, focusing on large retailers, restaurant chains, and foodservice providers. As a result, we continue to see the long-term trend of growth in our integrated relationships and value-added products and an expansion of our services, which have resulted in increased volumes and net revenue margins in 2008.

For 2008, Information Systems net revenues growth of 11.5 percent to $50.8 million was driven primarily by volume growth in local fleet card services, some of our carrier compliance services, cash advance services, maintenance fees, and merchant services. Higher fuel prices contributed to some of our growth because with certain merchants our fee is based on a percentage of the sale amount. Volumes in our over-the-road fuel card declined slightly due to the reduction in freight demand in marketplace, resulting in a smaller number of transactions.

Operating expenses. Operating expenses increased 9.4 percent to $803.4 million in 2008 from $734.1 million in 2007. This was due to an increase of 6.0 percent in personnel expenses and an increase in selling, general, and administrative expenses of 21.3 percent. As a percentage of net revenues, operating expenses decreased to 58.4 percent in 2008 from 59.0 percent in 2008.

Personnel expenses increased 6.0 percent to $601.8 million in 2008 from $568.0 million in 2007. The increase is largely due to growth in our headcount, which increased by over 600 people, or 8.6 percent in 2008. Expenses related to our restricted stock program and various other incentive plans are variable, based on growth in our earnings. Our slower earnings growth in 2008 compared to 2007 resulted in a decrease in expense related to some of these incentive plans. This contributed to our personnel expenses growing slower than our net revenues. Personnel expenses as a percentage of net revenue declined to 43.8 percent in 2008 from 45.7 percent in 2007.

Other selling, general, and administrative expenses for 2008 were $201.6 million, an increase of 21.3 percent from $166.1 million in 2007. The increase in our selling, general, and administrative expenses was driven by several expense categories, including provision for doubtful accounts, occupancy, and claims. As a percentage of net revenues, other selling, general, and administrative expenses increased to 14.6 percent in 2008 compared to 13.4 percent in 2007.

Our total provision for doubtful accounts was $14.3 million for the year compared to $6.7 million in 2007. Due to economic conditions, we had a higher level of customer-specific payment issues and bankruptcies than we typically experience. It is very difficult for us to predict whether other accounts will have issues in the future but believe our reserve for doubtful accounts is appropriate.

Our occupancy expense increased faster than our net revenues primarily due to primarily to an increase in office space. Occupancy expense is driven primarily by contractual lease agreements of our branch locations, which are fixed in the short-term and therefore difficult to reduce as our net revenue growth slows.

Income from operations. Income from operations increased 12.1 percent to $571.6 million for 2008. This increase was primarily driven by the growth in our net revenues. Income from operations as a percentage of net revenues was 41.6 percent and 40.9 percent for 2008 and 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $337.3 million and $494.7 million as of December 31, 2009 and 2008. Short and long-term available-for-sale securities, consisting primarily of highly liquid investments, totaled $51.3 million and $2.6 million as of December 31, 2009 and 2008. Working capital at December 31, 2009 and 2008 was $575.5 million and $650.2 million.

We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions to redeploy our cash, but those acquisitions must fit our culture and enhance our growth opportunities. We continue to invest our cash with a focus on principal preservation. Our current interest-bearing cash and investments are split primarily between municipal money markets and municipal bonds. Our investment income is down significantly compared to last year due to the changes in the overall market yields of high-quality, short-term investments.

Cash flow from operating activities. We generated $372.6 million, $447.6 million, and $308.4 million of cash flow from operations in 2009, 2008, and 2007. During 2009, our cash flow from operations decreased 16.8 percent compared to a 0.5 percent increase in net income. The primary factor that caused this decrease in 2009 was the increase in our accounts receivables balance of 6.8 percent to $885.5 million in 2009 from $828.9 million in 2008, as a result of increased volumes in late 2009 compared with 2008.

Cash used for investing activities. We used $123.9 million of cash in 2009, generated $31.5 million cash in 2008, and used cash of $55.7 million in 2007 for investing activities. Our investing activities consist primarily of cash paid for acquisitions, capital expenditures, and investing in securities.

We used cash of $41.1 million, $59.7 million, and $22.2 million for acquisitions in 2009, 2008, and 2007. On June 12, 2009, we acquired Walker; on July 7, 2009, we acquired ITC; and on September 15, 2009, we acquired Rosemont. The amount paid in 2008 included $50.2 million related to the closing of one acquisition and $9.5 million related to earn-out payments and holdbacks from prior year acquisitions. The amount paid in 2007 included $9.8 million related to the closing of one acquisition and $12.4 million related to earn-out payments and holdbacks from prior year acquisitions.

We also used $34.5 million, $23.7 million, and $43.7 million of net capital expenditures in 2009, 2008, and 2007. We spent $13.9 million, $5.6 million, and $21.1 million in 2009, 2008, and 2007 on facilities on our new corporate campus in Eden Prairie, MN. The remaining capital expenditures of $20.6 million, $18.1 million, and $22.6 million in 2009, 2008, and 2007 relate primarily to annual investments in information technology equipment to support our operating systems.

In 2009, we used $48.5 million in net purchases and sales/maturities of available-for-sale securities. During 2008, we exited nearly all of our available-for-sale securities and invested in cash and cash equivalents which generated $114.1 million of cash from investing activities.

Cash used for financing activities. We used $402.1 million, $326.0 million, and $262.1 million of cash flow for financing activities in 2009, 2008, and 2007. This was primarily quarterly dividends and share repurchases.

We used $162.9 million, $151.2 million, and $125.2 million to pay cash dividends in 2009, 2008, and 2007, with the increase in 2009 due to a 9 percent increase in our quarterly dividend rate from $0.22 per share in 2008 to $0.24 per share in 2009.

We also used $266.9 million, $200.8 million, and $167.3 million on share repurchases in 2009, 2008, and 2007. The increase in 2009 was due to a 37 percent increase in the number of shares repurchased. We are currently purchasing shares under the 2007 authorization of 10,000,000 shares. As of December 31, 2009, there were approximately 1,115,000 shares remaining under the 2007 authorization. During the third quarter of 2009, the C.H. Robinson Board of Directors authorized management to repurchase an additional 10,000,000 shares. These repurchases are expected to take place over multiple years. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.

We had 3.5 million Euros available under a line of credit at an interest rate of Euribor plus 45 basis points. This discretionary line of credit was closed on November 1, 2009.

Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations, will be sufficient to satisfy our anticipated needs for working capital, capital expenditures, and cash dividends in future periods. We also believe we could obtain funds under lines of credit on short notice, if needed.

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

Revenue recognition. Total revenues consist of the total dollar value of goods and services purchased from us by customers. Net revenues are total revenues less the direct costs of transportation, products, and handling. We act principally as the service provider for these transactions and recognize revenue as these services are rendered or goods are delivered. At that time, our obligations to the transactions are completed and collection of receivables is reasonably assured. Most transactions in our Transportation and Sourcing businesses are recorded at the gross amount we charge our customers for the service we provide and goods we sell. In these transactions, we are the primary obligor, we have all credit risk, we maintain substantially all risks and rewards, we have discretion to select the supplier, and we have latitude in pricing decisions.

Additionally, in our Sourcing business, we take loss of inventory risk during shipment and have general inventory risk. Certain transactions in customs brokerage, transportation management, and all transactions in Information Services are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.

Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $30.7 million as of December 31, 2009 increased compared to the allowance of $29.3 million as of December 31, 2008. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

Goodwill. We manage and report our operations as one operating segment. Our branches represent a series of components that are aggregated for the purpose of evaluating goodwill for impairment on an enterprise-wide basis. In the case where we have an acquisition that we feel has not yet become integrated into our branch network component, we will evaluate the impairment of any goodwill related to that specific acquisition and its results. The fair value of the enterprise-wide reporting unit substantially exceeds the book value; therefore we have determined that there is no indication of goodwill impairment as of December 31, 2009.

Stock-based compensation. The fair value of each share-based payment award is established on the date of grant. For grants of restricted shares and restricted units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts have varied from 12 to 22 percent and are calculated using the Black-Scholes option pricing model. Increased stock price volatility is the primary reason for the changes in the discount. For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL CONTINGENCIES

The following table aggregates all contractual commitments and commercial obligations that affect our financial condition and liquidity position as of December 31, 2009:

Payments Due by Period (dollars in thousands)

	2010	2011	2012	2013	2014	Thereafter	Total
Contractual Obligations
Operating Leases(1)	$25,786	$21,021	$16,531	$12,894	$9,161	$20,837	$106,230
Purchase Obligations(2)	6,791	2,619	1,372	—	—	—	10,782

Total	$32,577	$23,640	$17,903	$12,894	$9,161	$20,837	$117,012

(1)	We have certain facilities and equipment under operating leases.
(2)	Purchase obligations include agreements for services that are enforceable and legally binding and that specify all significant terms. As of December 31, 2009, such obligations include telecommunications services and maintenance contracts.

We have no long-term debt or capital lease obligations. Long-term liabilities consist of noncurrent income taxes payable and the obligation under our non-qualified deferred compensation plan. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $10.5 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 5 to the Consolidated Financial Statements for a discussion on income taxes. Our obligations for payment of contingent purchase price related to acquisitions have been excluded from the table above as the timing and exact amount of cash payment is uncertain. The obligation under our non-qualified deferred compensation plan has also been excluded from the above table as the timing of cash payment is uncertain. We also enter into air and ocean freight and produce purchase contracts which are all short-term in nature. These liabilities have been excluded from the table as the amount of any cash payment is uncertain. As of December 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $388.6 million of cash and investments on December 31, 2009, consisting of $337.3 million of cash and cash equivalents and $51.3 million of short- and long-term available-for-sale securities. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are money market securities from treasury and tax exempt money issuers. All of our available-for-sale securities are high-quality bonds and substantially all are exempt from U.S. federal income taxes. Because of the credit risk criteria of our investment policies and practices, the primary market risks associated with these investments are interest rate and liquidity risks. A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. Market risk arising from changes in foreign currency exchange rates are not material due to the size of our international operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

C.H. Robinson Worldwide, Inc.

Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of C.H. Robinson Worldwide, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Minneapolis, Minnesota

March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

C.H. Robinson Worldwide, Inc.

Eden Prairie, MN

We have audited the internal control over financial reporting of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at International Trade & Commerce, Inc., Rosemont Farms Corporation, Inc. and Quality Logistics, LLC, and Walker Freight Services, Ltd., which were acquired on September 14, 2009, July 7, 2009, and June 12, 2009, respectively, and whose financial statements constitute less than 5% of both net and total assets, less than 1% of revenues, and less than 1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2009. Accordingly, our audit did not include the internal control over financial reporting at International Trade & Commerce, Inc., Rosemont Farms Corporation, Inc. and Quality Logistics, LLC, and Walker Freight Services, Ltd. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2009, of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

Minneapolis, Minnesota

March 1, 2010

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data) As of December 31,	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$337,308	$494,743
Available-for-sale securities	48,310	2,644
Receivables, net of allowance for doubtful accounts of $30,651 and $29,263	885,543	828,884
Deferred tax asset	6,454	5,413
Prepaid expenses and other	29,654	16,187

Total current assets	1,307,269	1,347,871

Property and equipment	220,519	191,607
Accumulated depreciation and amortization	(102,820)	(87,519)

Net property and equipment	117,699	104,088

Goodwill	361,666	324,704
Other intangible assets, net of accumulated amortization of $26,947 and $20,972	18,371	14,900
Deferred tax asset	14,422	14,833
Other assets	14,821	9,325

Total assets	$1,834,248	$1,815,721

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$529,256	$485,167
Outstanding checks	77,258	83,591
Accrued expenses –
Compensation and profit-sharing contribution	90,855	93,431
Income taxes and other	34,438	35,464

Total current liabilities	731,807	697,653

Noncurrent income taxes payable	10,546	9,887
Other long term liabilities	11,995	960

Total liabilities	754,348	708,500

Commitments and contingencies
Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 176,686 and 176,128 shares issued, 167,098 and 170,437 outstanding	16,710	17,044
Additional paid-in capital	165,104	177,486
Retained earnings	1,402,306	1,207,428
Accumulated other comprehensive (loss) income	(1,636)	2,165
Treasury stock at cost (9,588 and 5,691)	(502,584)	(296,902)

Total stockholders’ investment	1,079,900	1,107,221

Total liabilities and stockholders’ investment	$1,834,248	$1,815,721

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) For the years ended December 31,	2009	2008	2007
Revenues:
Transportation	$5,976,102	$7,129,611	$5,971,784
Sourcing	1,555,292	1,398,253	1,298,913
Information Services	45,795	50,750	45,526

Total revenues	7,577,189	8,578,614	7,316,223

Costs and expenses:
Purchased transportation and related services	4,768,520	5,917,032	4,873,752
Purchased products sourced for resale	1,426,710	1,286,619	1,198,693
Personnel expenses	597,568	601,822	567,986
Other selling, general, and administrative expenses	199,580	201,555	166,108

Total costs and expenses	6,992,378	8,007,028	6,806,539

Income from operations	584,811	571,586	509,684
Investment and other income	2,250	6,801	13,830

Income before provision for income taxes	587,061	578,387	523,514
Provision for income taxes	226,231	219,210	199,253

Net income	$360,830	$359,177	$324,261

Basic net income per share	$2.15	$2.12	$1.90
Diluted net income per share	$2.13	$2.08	$1.86

Basic weighted average shares outstanding	167,695	169,056	170,493
Dilutive effect of outstanding stock awards	1,499	3,677	3,547

Diluted weighted average shares outstanding	169,194	172,733	174,040

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

(In thousands, except per share data)	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2006	172,656	$17,266	$184,462	$807,983	$(202)	$(65,787)	$943,722
Net Income	—	—	—	324,261	—	—	324,261
Other comprehensive income -
Foreign currency translation adjustment	—	—	—	—	457	—	457
Unrealized gain on available-for-sale securities	—	—	—	—	8	—	8

Comprehensive income	—	—	—	—	—	—	324,726

Cumulative impact for adoption of new accounting guidance	—	—	—	2,553	—	—	2,553
Dividends declared, $.76 per share	—	—	—	(131,833)	—	—	(131,833)
Stock issued for employee benefit plans	1,402	140	(50,674)	—	—	64,274	13,740
Issuance of restricted stock	33	3	5,892	—	—	—	5,895
Stock-based compensation expense	15	1	33,972	—	—	128	34,101
Excess tax benefit on deferred compensation and employee stock plans	—	—	16,668	—	—	—	16,668
Repurchase of common stock	(3,284)	(328)	—	—	—	(166,995)	(167,323)

Balance December 31, 2007	170,822	17,082	190,320	1,002,964	263	(168,380)	1,042,249

Net income	—	—	—	359,177	—	—	359,177
Other comprehensive income -
Foreign currency translation adjustment	—	—	—	—	1,904	—	1,904
Unrealized loss on available-for-sale securities	—	—	—	—	(2)	—	(2)

Comprehensive income							361,079

Dividends declared, $.90 per share	—	—	—	(154,713)	—	—	(154,713)
Stock issued for employee benefit plans	1,405	141	(47,925)	—	—	71,111	23,327
Issuance of restricted stock	1,917	192	3,339	—	—	687	4,218
Stock-based compensation expense	13	1	19,695	—	—	154	19,850
Excess tax benefit on deferred compensation and employee stock plans	—	—	12,057	—	—	—	12,057
Repurchase of common stock	(3,720)	(372)	—	—	—	(200,474)	(200,846)

Balance December 31, 2008	170,437	17,044	177,486	1,207,428	2,165	(296,902)	1,107,221

Net income	—	—	—	360,830	—	—	360,830
Other comprehensive income -
Foreign currency translation adjustment	—	—	—	—	(3,819)	—	(3,819)
Unrealized gain on available-for-sale securities	—	—	—	—	18	—	18

Comprehensive income							357,029

Dividends declared, $.97 per share	—	—	—	(165,952)	—	—	(165,952)
Stock issued for employee benefit plans	1,189	119	(42,305)	—	—	59,927	17,741
Issuance of restricted stock	558	55	(55)	—	—	—	—
Stock-based compensation expense	15	2	20,012	—	—	787	20,801
Excess tax benefit on deferred compensation and employee stock plans	—	—	9,966	—	—	—	9,966
Repurchase of common stock	(5,101)	(510)	—	—	—	(266,396)	(266,906)

Balance December 31, 2009	167,098	$16,710	$165,104	$1,402,306	$(1,636)	$(502,584)	$1,079,900

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) For the years ended December 31,	2009	2008	2007
OPERATING ACTIVITIES
Net income	$360,830	$359,177	$324,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,514	31,164	27,366
Provision for doubtful accounts	16,685	14,329	6,745
Stock-based compensation	21,267	20,804	38,002
Deferred income taxes	(630)	2,951	(8,915)
Loss on sale/disposal of assets	254	255	309
Other long-term liabilities	643	—	—
Changes in operating elements, net of effects of acquisitions:
Receivables	(57,855)	100,171	(153,232)
Prepaid expenses and other	(12,904)	203	(5,206)
Accounts payable and outstanding checks	21,854	(70,903)	70,456
Accrued compensation and profit-sharing contribution	(1,865)	(6,794)	5,506
Accrued income taxes and other	(6,222)	(3,778)	3,138

Net cash provided by operating activities	372,571	447,579	308,430

INVESTING ACTIVITIES
Purchases of property and equipment	(34,466)	(23,748)	(43,713)
Cash paid for acquisitions, net of cash acquired	(41,145)	(59,661)	(22,220)
Purchases of available-for-sale securities	(52,437)	(136,954)	(204,020)
Sales/maturities of available-for-sale securities	3,975	251,074	214,299
Other	185	769	(68)

Net cash (used for) provided by investing activities	(123,888)	31,480	(55,722)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	17,741	23,327	13,740
Repayments of acquired line of credit	—	(9,383)	—
Repurchase of common stock	(266,906)	(200,846)	(167,323)
Cash dividends	(162,865)	(151,195)	(125,183)
Excess tax benefit on stock-based compensation	9,966	12,057	16,668
Proceeds from short-term borrowings	1,341	8,888	23,559
Payments on short-term borrowings	(1,341)	(8,888)	(23,559)

Net cash used for financing activities	(402,064)	(326,040)	(262,098)

Effect of exchange rates on cash	(4,054)	2,839	(317)

Net (decrease) increase in cash and cash equivalents	(157,435)	155,858	(9,707)
Cash and cash equivalents, beginning of year	494,743	338,885	348,592

Cash and cash equivalents, end of year	$337,308	$494,743	$338,885

Cash paid for income taxes	$224,750	$202,246	$190,517
Cash paid for interest	$189	$426	$172

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

REVENUE RECOGNITION. Total revenues consist of the total dollar value of goods and services purchased from us by customers. Net revenues are total revenues less the direct costs of transportation, products, and handling. We act principally as the service provider for these transactions and recognize revenue as these services are rendered or goods are delivered. At that time, our obligations to the transactions are completed and collection of receivables is reasonably assured. Most transactions in our Transportation and Sourcing businesses are recorded at the gross amount we charge our customers for the service we provide and goods we sell. In these transactions, we are the primary obligor, we have all credit risk, we maintain substantially all risks and rewards, we have discretion to select the supplier, and we have latitude in pricing decisions. Additionally, in our Sourcing business, we take loss of inventory risk during shipment and have general inventory risk. Certain transactions in customs brokerage, transportation management, and all transactions in Information Services are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.

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

SEGMENT REPORTING AND GEOGRAPHIC INFORMATION. We operate in the transportation and logistics industry. We provide a wide range of products and services to our customers and contract carriers including transportation services, produce sourcing, freight consolidation, contract warehousing, and information services. Each of these is a significant component to optimizing logistics solutions for our customers.

These services are performed throughout our branch offices by the same group of people, as an integrated offering for which our customers are typically provided a single invoice. Our branches work together to complete transactions and collectively meet the needs of our customers. Approximately 32 percent of our truckload transactions are shared transactions between branches. For many of our significant customer relationships, we coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. In addition, our methodology of providing services is very similar across all branches. Our North American branches have a common technology platform that they use to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction. Accordingly, our chief operating decision maker analyzes our business as a single segment relying on net revenues and operating income for each of our branch offices as the primary performance measures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents our total revenues (based on location of the customer) for the years ended December 31 and our long-lived assets as of December 31 by geographic regions (in thousands):

	2009	2008	2007
Total revenues
United States	$6,800,523	$7,702,143	$6,731,158
Other locations	776,666	876,471	585,065

	$7,577,189	$8,578,614	$7,316,223

	2009	2008	2007
Long-lived assets
United States	$136,742	$116,269	$119,283
Other locations	14,148	12,044	8,116

	$150,890	$128,313	$127,399

CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist primarily of tax exempt and treasury money market funds and municipal bonds with an original maturity of three months or less. The carrying amount approximates fair value due to the short maturity of the instruments.

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

We recognized depreciation expense of $19.3 million in 2009, $20.7 million in 2008, and $18.4 million in 2007. A summary of our property and equipment as of December 31 is as follows (in thousands):

	2009	2008
Furniture, fixtures, and equipment	$127,078	$110,229
Buildings	55,290	40,051
Corporate aircraft	9,037	9,037
Leasehold improvements	14,084	10,523
Land	14,841	14,327
Construction in progress	189	7,440
Less accumulated depreciation	(102,820)	(87,519)

Net property and equipment	$117,699	$104,088

INTANGIBLE ASSETS. Goodwill is the difference between the purchase price of a company and the fair market value of the acquired company’s net identifiable assets. Other intangible assets include customer lists, contract carrier lists, and non-competition agreements. These intangible assets are being amortized using the straight-line method over their estimated lives, ranging from three to five years. Goodwill is not amortized, but is tested for impairment using a fair value approach. Goodwill is tested for impairment annually or more frequently if events warrant. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. See Note 3.

OTHER ASSETS. Other assets include such items as purchased and internally developed software, the investments related to our nonqualified deferred compensation plan, and long-term available-for-sale securities. We recognized amortization expense of purchased and internally developed software of $4.0 million in 2009, $4.3 million in 2008, and $3.1 million in 2007. We amortize software using the straight-line method over three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our purchased and internally developed software as of December 31 is as follows (in thousands):

	2009	2008
Purchased software	$20,591	$20,801
Internally developed software	7,628	5,151
Less accumulated amortization	(20,771)	(18,966)

Net software	$7,448	$6,986

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

The financial statement effects of an uncertain income tax position are recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Other tax contingencies are accrued for when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. The current portion of uncertain income tax positions is included in “Income taxes and other” and the long-term portion is included in “Noncurrent income taxes payable” in the consolidated balance sheets.

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

STOCK-BASED COMPENSATION. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. For grants of restricted shares and restricted units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts have varied from 12 to 22 percent and are calculated using the Black-Scholes option pricing model. Increased stock price volatility is the primary reason for the changes in the discount.

For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends.

NOTE 2: AVAILABLE-FOR-SALE SECURITIES

Our investments consist of investment-grade marketable debt securities. The majority of these investments are classified as short-term based on their highly liquid nature and because these securities represent the investment of cash that is available for current operations. They are classified as available-for-sale and recorded at fair value. As of December 31, 2009 and 2008, we had $51.3 million and $2.6 million in available-for-sale securities. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income. Unrealized gains and losses on available-for-sale securities were not material as of December 31, 2009 and 2008. The total realized gains and losses on sales of available-for-sale securities were not material for the years ended December 31, 2009, 2008, and 2007.

The fair value of available-for-sale debt securities at December 31, 2009, by contractual maturity, is shown below (in thousands):

	Cost basis	Estimated fair value
Due in one year or less	$47,919	$48,310
Due in 1-2 years	3,018	3,026

Total	$50,937	$51,336

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3: GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the carrying amount of goodwill is as follows (in thousands):

	2009	2008
Balance, beginning of year	$324,704	$278,739
Acquisitions	36,521	47,038
Translation	441	(1,073)

Balance, end of year	$361,666	$324,704

During 2009, we added $9.0 million of goodwill through our acquisition of Walker Logistics Overseas, Ltd. (“Walker”), $3.9 million through our acquisition of International Trade & Commerce, Inc. (“ITC”), and $23.6 million through our acquisition of Rosemont Farms Corporation, Inc. and an affiliated company, Quality Logistics, LLC (together referred to as “Rosemont”).

We complete an impairment test on goodwill annually. This impairment test did not result in any impairment losses. There is no aggregate goodwill impairment for any of the periods presented in our financial statements.

A summary of our other intangible assets, with finite lives, which include primarily non-competition agreements and customer relationships, as of December 31 is as follows (in thousands):

	2009	2008
Gross	$43,519	$35,869
Accumulated amortization	(26,947)	(20,969)

Net	$16,572	$14,900

We also have a trademark valued at $1.8 million which has an indefinite life. Amortization expense for other intangible assets was $7.3 million in 2009, $6.2 million in 2008, and $5.7 million in 2007. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at December 31, 2009, is as follows (in thousands):

2010	$4,945
2011	3,697
2012	3,124
2013	2,910
2014	1,896
Thereafter	—

Total	$16,572

NOTE 4: FAIR VALUE MEASUREMENT

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information as of December 31, 2009, about our financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques we used to determine their fair values.

	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$337,308	$—	$—	$337,308
Debt securities- available-for-sale:
State and municipal obligations	—	50,216	—	50,216
Corporate bonds	—	1,120	—	1,120

Total assets at fair value	$337,308	$51,336	$—	$388,644

Contingent purchase price related to acquisitions	—	—	14,658	14,658

Total liabilities at fair value	$—	$—	$14,658	$14,658

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

The table below sets forth a reconciliation of our beginning and ending Level 3 financial liability balances for the year ended December 31, 2009.

Balance December 31, 2008	$—
Contingent purchase price related to acquisitions	14,015
Total realized losses included in earnings	643

Balance December 31, 2009	$14,658

NOTE 5: INCOME TAXES

C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2004.

On January 1, 2007, we adopted new accounting guidance on the accounting for uncertainty in income taxes. The adoption of the new guidance resulted in an increase to retained earnings as of January 1, 2007, of $2.6 million, which was reflected as a cumulative effect of a change in accounting principle, with a corresponding decrease to the net liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits, net of interest and penalties, is as follows (in thousands):

	2009	2008	2007
Unrecognized tax benefits, beginning of period	$7,214	$7,622	$5,603
Additions based on tax positions related to the current year	1,827	1,635	1,942
Additions for tax positions of prior years	—	15	592
Reductions for tax positions of prior years	(60)	(1,512)	(515)
Lapse in statute of limitations	(1,191)	—	—
Settlements	(14)	(546)	—

Unrecognized tax benefits, end of the period	$7,776	$7,214	$7,622

As of December 31, 2009, we had $10.5 million of unrecognized tax benefits and related interest and penalties, all of which would affect our effective tax rate if recognized. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease in the next twelve months.

Income tax expense considers amounts which may be needed to cover exposures for open tax years. We do not expect any material impact related to open tax years; however, actual settlements may differ from amounts accrued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. During the years ended December 31, 2009, 2008, and 2007, we recognized approximately $0.7 million, $0.7 million, and $1.0 million in interest and penalties. We had approximately $2.7 million for the payment of interest and penalties accrued within noncurrent taxes payable as of December 31, 2009 and 2008. These amounts are not included in the reconciliation above.

The components of the provision for income taxes consist of the following for the years ended December 31 (in thousands):

	2009	2008	2007
Tax provision:
Federal	$191,154	$179,376	$161,476
State	25,436	24,395	25,806
Foreign	10,271	12,825	10,663

	226,861	216,596	197,945
Deferred provision (benefit)	(630)	2,614	1,308

Total provision	$226,231	$219,210	$199,253

A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate for the years ended December 31 is as follows:

	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8	2.8	3.3
Stock-based compensation	(0.0)	(0.1)	0.1
Other	0.7	0.2	(0.3)

	38.5%	37.9%	38.1%

Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):

	2009	2008
Deferred tax assets:
Compensation	$60,143	$54,029
Receivables	8,612	9,999
Other	4,822	2,946

Deferred tax liabilities:
Intangible assets	(41,176)	(34,462)
Prepaid assets	(5,581)	(6,255)
Long-lived assets	(3,758)	(3,517)
Other	(2,186)	(2,494)

Net deferred tax assets	$20,876	$20,246

We have foreign net operating loss carryforwards with a tax effect of $3.3 million. A full valuation allowance has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefit in future periods.

NOTE 6: CAPITAL STOCK AND STOCK AWARD PLANS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

STOCK AWARD PLANS. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. Total compensation expense recognized in our statements of operations for stock-based compensation awards was $21.3 million in 2009, $20.8 million in 2008, and $38.0 million in 2007.

Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 28,000,000 shares can be granted under this plan; approximately 8,083,000 shares were available for stock awards as of December 31, 2009, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

The contractual lives of all options as originally granted are ten years. Options vested over a five-year period from the date of grant, with none vesting the first year and one quarter vesting each year after that. Recipients are able to exercise options using a stock swap which results in a new, fully-vested restoration option with a grant price established based on the date of the swap and a remaining contractual life equal to the remaining life of the original option. Options issued to non-employee directors vested immediately. The fair value per option is established using the Black-Scholes option pricing model, with the resulting expense being recorded over the vesting period of the award. Other than restoration options, we have not issued any new stock options since 2003. As of December 31, 2009, there was no unrecognized compensation expense related to stock options since all outstanding options were fully vested.

The following schedule summarizes stock option activity in the plan.

	Shares	Weighted Average Exercise Price	Weighted Aggregate Intrinsic Value (in thousands)	Average Remaining Life (years)
December 31, 2008	2,854,927	$16.87
Grants	139,589	53.89
Exercised	(1,135,143)	17.13
Terminated	(1,710)	44,72

Outstanding at December 31, 2009	1,857,663	$19.31	$73,234	2.27

Vested at December 31, 2009	1,857,663	$19.31	$73,234	2.27

Exercisable at December 31, 2009	1,857,663	$19.31	$73,234	2.27

The intrinsic value of options exercised during 2009, 2008, and 2007 was $41.0 million, $52.0 million, and $45.5 million.

The fair value per option was estimated using the Black-Scholes option pricing model with the following assumptions:

	2009 Grants	2008 Grants	2007 Grants
Risk-free interest rate	.92-1.3%	4.5%	4.5-4.7%
Dividend per share (quarterly amounts)	$.24-.25	$.22-.24	$.18-.22
Expected volatility factor	32.7-33.8%	31.2%	26.7-31.2%
Expected option term	.02-4 years	.3-5 years	.5-6 years

Weighted average fair value per option	$9.06	$11.80	$12.02

RESTRICTED STOCK GRANTS. We have awarded performance-based restricted shares and restricted units to certain key employees and non-employee directors. These restricted shares and restricted units are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. The awards also contain restrictions on the awardees’ ability to sell or transfer vested shares or units for a specified period of time. The fair value of these shares is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts have varied from 12 to 22 percent and are calculated using the Black-Scholes option pricing model. Increased stock price volatility is the primary reason that the discount increased. These grants are being expensed based on the terms of the awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our nonvested performance-based restricted stock grants as of December 31, 2009:

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	3,193,232	$38.87
Granted	1,013,572	44.04
Vested	(354,959)	37.48
Cancelled	(66,275)	38.59

Nonvested at December 31, 2009	3,785,570	$40.40

We have also awarded restricted shares and units to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed over the vesting period of the award.

We have also issued to certain key employees and non-employee directors restricted units which are fully vested upon issuance. These shares and units contain restrictions on the awardees’ ability to sell or transfer vested shares or units for a specified period of time. The fair value of these shares is established using the same method discussed above. These grants have been expensed during the year they were earned.

The following table summarizes these nonvested restricted stock grants as of December 31, 2009:

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	259,082	$25.29
Granted	47,846	49.41
Vested	(107,633)	39.78
Cancelled	(5,406)	41.35

Nonvested at December 31, 2009	193,899	$22.75

The fair value of restricted stock vested during 2009, 2008, and 2007 was $18.2 million, $19.1 million, and $33.0 million. As of December 31, 2009, there is unrecognized compensation expense of $156.7 million related to previously granted restricted equity. The amount of future expense to be recognized will be based on company performance and other certain conditions.

EMPLOYEE STOCK PURCHASE PLAN. Our 1997 Employee Stock Purchase Plan allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of the quarter discounted by 15 percent. Shares are vested immediately. Employees purchased approximately 240,000, 230,000, and 220,000 shares of our Common Stock under this plan at an aggregate cost of $10.5 million, $10.5 million, and $9.5 million in 2009, 2008, and 2007.

SHARE REPURCHASE PROGRAMS. During 1999, the Board of Directors authorized a stock repurchase program that allows management to repurchase 8,000,000 shares for reissuance upon the exercise of employee stock options and other stock plans. We purchased 3,221,300 of our common stock for the treasury at an aggregate cost of $163.9 million in 2007 under this stock repurchase plan. There are no shares remaining for repurchase under this authorization.

During 2007, the Board of Directors authorized management to repurchase an additional 10,000,000 shares under the program for reissuance upon the exercise of employee stock options and other stock plans. We purchased 5,101,000 shares of our common stock for the treasury at an aggregate cost of $266.9 million in 2009. We purchased 3,720,000 shares of our common stock for the treasury at an aggregate cost of $200.8 million in 2008. We purchased 62,700 shares of our common stock for the treasury at an aggregate cost of $3.4 million under this stock repurchase program in 2007. As of December 31, 2009, there were approximately 1,115,000 shares remaining for repurchase under this authorization.

During the third quarter of 2009, the C.H. Robinson Board of Directors authorized management to repurchase an additional 10,000,000 shares. These repurchases are expected to take place over multiple years. We are currently purchasing shares under the 2007 authorization of 10,000,000 shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7: COMMITMENTS AND CONTINGENCIES

EMPLOYEE BENEFIT PLANS. We offer a defined contribution profit-sharing and savings plan which qualifies under section 401(k) of the Internal Revenue Code and covers all eligible U.S. employees. Annual profit-sharing contributions are determined by our Board of Directors, in accordance with the provisions of the plan. We can also elect to make matching contributions to the plan at the discretion of our Board of Directors. Profit-sharing plan expense, including matching contributions, was approximately $24.0 million in 2009, $30.0 million in 2008, and $30.3 million in 2007. We have committed to a profit sharing match of four percent of eligible compensation in 2010.

NONQUALIFIED DEFERRED COMPENSATION PLAN. The Robinson Companies Nonqualified Deferred Compensation Plan provides certain employees the opportunity to defer a specified percentage or dollar amount of their cash and stock compensation. Participants may elect to defer up to 100 percent of their cash compensation. The accumulated benefit obligation was $1.0 million and $0.9 million as of December 31, 2009 and December 31, 2008, respectively. We have purchased investments to fund the future liability. The investments had an aggregate market value of $1.0 million as of December 31, 2009 and $0.9 million as of December 31, 2008, and are included in other assets in the consolidated balance sheets. In addition, all restricted shares granted but not yet delivered are also held within this plan.

LEASE COMMITMENTS. We lease certain facilities and equipment under operating leases. Lease expense was $35.3 million for 2009, $32.1 million for 2008, and $26.9 million for 2007.

Minimum future lease commitments under noncancelable lease agreements in excess of one year as of December 31, 2009, are as follows (in thousands):

2010	$25,786
2011	21,021
2012	16,531
2013	12,894
2014	9,161
Thereafter	20,837

Total	$106,230

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

Although the gender class settlement was fully funded by insurance, those insurers reserved the right to seek a court ruling that a portion of the settlement was not covered under their policies, and also to dispute payment of certain defense costs incurred in that litigation. Insurance coverage litigation between us and one of our insurance carriers concerning these issues and insurance coverage for individual lawsuits that were not part of the class settlement is pending in Minnesota State Court.

The settlement of the gender discrimination class claims did not include claims of putative class members who subsequently filed individual Equal Employment Opportunity Commission (“EEOC”) charges after the denial of class status. Fifty-four of those EEOC claimants filed lawsuits. Fifty-three of those suits have been settled or dismissed. The settlement amounts were not material to our financial position, results of operations, or cash flows. We are vigorously defending the remaining lawsuit.

Accident Litigation—On March 20, 2009, a jury in Will County, Illinois, entered a verdict of $23.75 million against us, a federally authorized motor carrier with which we contracted, and the motor carrier’s driver. The award was entered in favor of three named plaintiffs following a consolidated trial, stemming from an accident that occurred on April 1, 2004. The motor carrier and the driver both admitted that at the time of the accident the driver was acting as an agent for the motor carrier, and that the load was being transported according to the terms of our contract with the motor carrier. Our contract clearly defined the motor carrier as an independent contractor. The verdict has the effect of holding us vicariously liable for the damages caused by the admitted negligence of the motor carrier and its driver. There were no claims that our selection or retention of the motor carrier was negligent.

Given our prior experience with claims of this nature, we believe the court erred in allowing theses claims to be considered by a jury. As a result we are vigorously pursuing all available legal avenues by which we may obtain relief from the verdict. On September 15, 2009, the trial court entered an order denying substantially all of the relief which we had requested in our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

post-trial motions. Now that the trial court has concluded its handling of the matter, we are entitled to and will be seeking relief from the verdict from the Illinois Court of Appeals.

Under the terms of the insurance program which we had in place in 2004, we would be responsible for the first $5.0 million of claims of this nature. Because there are multiple potential outcomes, many of which are reasonably possible, but none of which we believe is probable, we have not recorded a liability for this claim at this time.

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is currently expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

NOTE 8: ACQUISITIONS

In June 2009, we acquired the operating subsidiaries of Walker, an international freight forwarder headquartered in London, England. The purchase price was $9.8 million. Goodwill recognized in this transaction amounted to $9.0 million. Other intangible assets amounted to $2.2 million. All goodwill and other intangible assets related to this acquisition are tax deductible over 15 years.

In July 2009, we acquired certain assets of ITC, based in Laredo, Texas. ITC was a United States customs brokerage company specializing in warehousing and distribution and cross-border services between the United States and Mexico. The purchase price was $7.0 million. Goodwill recognized in this transaction amounted to $3.9 million. Other intangible assets amount to $0.8 million. All goodwill and other intangible assets related to this acquisition are tax deductible over 15 years.

In September 2009, we acquired certain assets of Rosemont Farms Corporation, Inc., a produce marketing company, and an affiliated company Quality Logistics, LLC, a transportation provider that focused on produce transportation, both headquartered in Boca Raton, Florida. The purchase price was $29.0 million. Goodwill recognized in this transaction amounted to $23.6 million. Other intangible assets amount to $8.0 million. All goodwill and other intangible assets related to this acquisition are tax deductible over 15 years.

In August 2008, we acquired certain ongoing operations of Transera International Holdings, Ltd., a project forwarding company based in Calgary, Canada. The purchase price was $51.7 million. Goodwill recognized in this transaction amounted to $37.5 million. Other intangible assets related to the acquisition amounted to $6.7 million which consists primarily of customer relationships, which are being amortized over six years. All goodwill and other intangible assets related to this acquisition are tax deductible over 15 years.

In July 2007, we acquired certain assets of LXSI Services, Inc., a third party domestic air and expedited services provider based in Los Angeles, California. The purchase price was $9.75 million. Goodwill recognized in this transaction amounted to $7.5 million. Other intangible assets related to the acquisition amounted to $1.6 million. All goodwill and other intangible assets related to this acquisition are tax deductible over 15 years.

Our results of operations were not materially impacted by any of these acquisitions individually or in aggregate. The results of operations and financial condition of these acquisitions have been included in our consolidated financial statements since their acquisition dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9: SUPPLEMENTARY DATA

Our unaudited results of operations for each of the quarters in the years ended December 31, 2009 and 2008 are summarized below (in thousands, except per share data).

2009	March 31	June 30	September 30	December 31
Total revenues:
Transportation	$1,318,526	$1,487,577	$1,563,335	$1,606,664
Sourcing	359,134	427,010	379,594	389,554
Information Services	10,340	11,433	11,874	12,148

Total revenues	1,688,000	1,926,020	1,954,803	2,008,366

Costs and expenses:
Purchased transportation and related services	1,020,832	1,181,354	1,253,503	1,312,831
Purchased products sourced for resale	328,565	392,962	348,734	356,449
Personnel expenses	153,223	151,743	148,750	143,852
Other selling, general, and administrative expenses	48,012	50,077	49,015	52,476

Total costs and expenses	1,550,632	1,776,136	1,800,002	1,865,608

Income from operations	137,368	149,844	154,801	142,758

Net income	$85,383	$92,253	$95,460	$87,734

Basic net income per share	$.50	$.55	$.57	$.53
Diluted net income per share	$.50	$.54	$.57	$.52

Basic weighted average shares outstanding	169,140	167,972	167,191	166,258
Dilutive effect of outstanding stock awards	1,685	1,612	1,457	1,471

Diluted weighted average shares outstanding	170,825	169,584	168,648	167,729

Market price range of common stock:
High	$56.14	$55.25	$59.63	$61.69
Low	$37.36	$44.19	$49.06	$54.58

2008	March 31	June 30	September 30	December 31
Total revenues:
Transportation	$1,641,612	$1,927,354	$1,953,555	$1,607,090
Sourcing	331,297	380,933	350,060	335,963
Information Services	12,303	13,419	12,978	12,050

Total revenues	1,985,212	2,321,706	2,316,593	1,955,103

Cost of transportation, products, and handling:
Purchased transportation and related services	1,342,939	1,629,872	1,643,168	1,301,053
Purchased products sourced for resale	304,244	350,648	321,837	309,890
Personnel expenses	153,754	146,521	152,331	149,216
Other selling, general, and administrative expenses	48,198	50,159	50,638	52,560

Total costs and expenses	1,849,135	2,177,200	2,167,974	1,812,719

Income from operations	136,077	144,506	148,619	142,384

Net income	$86,318	$90,418	$93,560	$88,881

Basic net income per share	$.51	$.53	$.55	$.53
Diluted net income per share	$.50	$.52	$.54	$.52

Basic weighted average shares outstanding	169,858	169,731	168,864	167,962
Dilutive effect of outstanding stock awards	4,170	3,752	3,582	3,471

Diluted weighted average shares outstanding	174,028	173,483	172,446	171,433

Market price range of common stock:
High	$58.13	$67.36	$58.79	$55.83
Low	$46.40	$54.31	$46.90	$36.50

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

As previously announced, we acquired Walker, ITC, and Rosemont during 2009. We estimate that the financial statements of these acquisitions constitute less than five percent of both net and total assets, less than one percent of revenues, and less than one percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2009. We have not fully evaluated any changes in internal control over financial reporting associated with these acquisitions and therefore any material changes that may result from these acquisitions have not been disclosed in this report. We intend to disclose any material changes resulting from these acquisitions within or prior to the time our first annual assessment of internal control over financial reporting that is required to include these entities.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8.

Changes in Internal Controls Over Financial Reporting

There have not been any changes to the company’s internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, directors, and all other company employees performing similar functions. This code of ethics, which is part of our corporate compliance program, is posted on the Investors page of our website at www.chrobinson.com under the caption “Code of Ethics.”

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plans

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	6,905,208	$19.31	8,082,830
Equity compensation plans not approved by security holders		—	—

Total	6,905,208	$19.31	8,082,830

(1)	Includes stock available for issuance under our Directors’ Stock Plan and our Employee Stock Purchase Plan, as well as options, restricted stock granted and shares that may become subject to future awards under our 1997 Omnibus Stock Plan. Specifically, 9,371 shares remain available under our Directors’ Stock Plan, 5,038,174 shares remain available under our Employee Stock Purchase Plan, and 1,857,663 options remain outstanding for future exercise. Under our 1997 Omnibus Stock Plan, 8,082,830 shares may become subject to future awards in the form of stock option grants or the issuance of restricted stock.

(b) Security Ownership

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated in this Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the heading “Related Party Transactions” in the Proxy Statement is incorporated in this Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Proposal Three: Ratification of Independent Auditors” in the Proxy Statement is incorporated in this Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1) The Company’s 2009 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

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

(3) Index to Exhibits – See Exhibit Index on page 50 for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document. We will furnish to a security holder upon request a copy of any Exhibit at no cost.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

Report on Form 8-K, dated October 20, 2009, filed in connection with our release of earnings for the three months ended September 30, 2009.

Report on Form 8-K, dated November 5, 2009, announced that its Board of Directors today declared an increase to the regular quarterly cash dividend from 24 cents ($0.24) per share to 25 cents ($0.25) per share, payable on January 4, 2010, to shareholders of record on December 4, 2009.

(c)	See Item 15(a)(3) above.

Schedule II. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

The transactions in the allowance for doubtful accounts for the years ended December 31, 2009, 2008, and 2007 were as follows (in thousands):

	December 31, 2009	December 31, 2008	December 31, 2007
Balance, beginning of year	$29,263	$28,023	$29,033
Provision	16,685	14,329	6,745
Write-offs	(15,297)	(13,089)	(7,755)

Balance, end of year	$30,651	$29,263	$28,023

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on March, 1, 2010.

C.H. ROBINSON WORLDWIDE, INC.

By:	/S/ BEN G. CAMPBELL
Ben G. Campbell
Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2010.

Signature	Title

/S/ JOHN P. WIEHOFF	Chief Executive Officer and Chairman of the Board
John P. Wiehoff	(Principal Executive Officer)

/S/ CHAD M. LINDBLOOM	Senior Vice President and Chief Financial Officer
Chad M. Lindbloom	(Principal Financial Officer and Principal Accounting Officer)

*	Director
Steven L. Polacek

*	Director
ReBecca Koenig Roloff

*	Director
Robert Ezrilov

*	Director
Michael W. Wickham

*	Director
James B. Stake

*	Director
Wayne M. Fortun

*	Director
Brian P. Short

* By:	/S/ BEN G. CAMPBELL
Ben G. Campbell
Attorney-in-Fact

Index to Exhibits

Number	Description

*3.1	Certificate of Incorporation of the Company (as amended on February 18, 2010)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.1	Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.2	Amended and Restated Rights Agreement between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 10, 2007)

†10.1	1997 Omnibus Stock Plan (as amended May 18, 2006) (Incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on April 6, 2006)

†10.2	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.3	C.H. Robinson Worldwide, Inc. Directors’ Stock Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.4	Form of Management-Employee Agreement (Key Employee) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.5	Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.6	Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.7	Management Bonus Plan (Incorporated by reference to Appendix B to the Proxy Statement on Form DEF 14A filed on April 15, 2005)

†10.8	Management Bonus Plan (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

†10.9	Robinson Companies Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-47080 filed on September 29, 2000)

10.10	Robinson Companies Nonqualified Deferred Compensation Plan Trust Agreement, dated January 1, 2001, by and between C.H. Robinson Worldwide, Inc. and American Express Trust Company (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

†10.11	Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C.H. Robinson Worldwide, Inc. and John P. Wiehoff (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.12	Form of Restricted Stock Award for U.S. Managerial Employees (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.13	Form of Restricted Unit Award for U.S. Managerial Employees(Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*24	Powers of Attorney

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010, formatted in XBRL: (i) Consolidated Statement of Operations for the years ended December 31, 2009, 2008, and 2007, (ii) Consolidated Balance Sheets as of December 31, 2009 and 2008, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008, (iv) Consolidated Statements of Stockholders’ Investment for the years ended 2009, 2008, and 2007, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report