Form 10-Q
period 2010-03-31
C H ROBINSON WORLDWIDE INC
filed 2010-05-10
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of May 5, 2010, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 165,890,340.

C.H. ROBINSON WORLDWIDE, INC.

FORM 10-Q

For the Quarter Ended March 31, 2010

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$229,645	$337,308
Available-for-sale securities	52,716	48,310
Receivables, net of allowance for doubtful accounts of $27,593 and $30,651	1,002,807	885,543
Deferred tax asset	4,785	6,454
Prepaid expenses and other	33,485	29,654

Total current assets	1,323,438	1,307,269
Property and equipment, net	115,543	117,699
Goodwill	359,266	361,666
Intangible and other assets, net	30,178	33,192
Deferred tax asset	13,782	14,422

Total assets	$1,842,207	$1,834,248

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and outstanding checks	$643,235	$606,514
Accrued expenses:
Compensation and profit-sharing contribution	37,254	90,855
Other accrued liabilities	75,571	34,438

Total current liabilities	756,060	731,807
Long term liabilities:
Noncurrent income taxes payable	11,539	10,546
Other long term liabilities	11,513	11,995

Total liabilities	779,112	754,348

Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $0.10 par value, 480,000 shares authorized; 176,668 and 176,686 shares issued; 166,146 and 167,098 shares outstanding	16,615	16,710
Retained earnings	1,444,152	1,402,306
Additional paid-in capital	162,098	165,104
Accumulated other comprehensive loss	(5,764)	(1,636)
Treasury stock at cost (10,522 and 9,588 shares)	(554,006)	(502,584)

Total stockholders’ investment	1,063,095	1,079,900

Total liabilities and stockholders’ investment	$1,842,207	$1,834,248

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUES:
Transportation	$1,639,236	$1,318,526
Sourcing	422,655	359,134
Information Services	12,726	10,340

Total revenues	2,074,617	1,688,000
COSTS AND EXPENSES:
Purchased transportation and related services	1,354,299	1,020,832
Purchased products sourced for resale	387,717	328,565
Personnel expenses	146,755	153,223
Other selling, general, and administrative expenses	49,839	48,012

Total costs and expenses	1,938,610	1,550,632

Income from operations	136,007	137,368
Investment and other income	474	490

Income before provision for income taxes	136,481	137,858
Provision for income taxes	52,469	52,475

Net income	84,012	85,383
Other comprehensive loss	(4,128)	(7,120)

Comprehensive income	$79,884	$78,263

Basic net income per share	$0.51	$0.50

Diluted net income per share	$0.50	$0.50

Basic weighted average shares outstanding	165,440	169,140
Dilutive effect of outstanding stock awards	1,135	1,685

Diluted weighted average shares outstanding	166,575	170,825

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$84,012	$85,383
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,664	5,627
Depreciation and amortization	7,559	7,481
Provision for doubtful accounts	2,637	3,858
Deferred taxes and other	3,111	(1,258)
Changes in operating elements:
Receivables	(119,117)	26,128
Prepaid expenses and other	(4,401)	(6,809)
Accounts payable and outstanding checks	36,964	(47,468)
Accrued compensation and profit-sharing contribution	(52,332)	(54,244)
Accrued income taxes and other	40,828	39,985

Net cash provided by operating activities	3,925	58,683

INVESTING ACTIVITIES
Purchases of property and equipment	(4,368)	(11,613)
Purchases of available-for-sale-securities	(8,541)	0
Sales/maturities of available-for-sale-securities	6,481	750
Other	(25)	0

Net cash used for by investing activities	(6,453)	(10,863)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	5,354	6,099
Repurchase of common stock	(68,201)	(55,377)
Excess tax benefit on stock-based compensation plans	2,391	1,983
Cash dividends	(42,409)	(39,573)

Net cash used for financing activities	(102,865)	(86,868)

Effect of exchange rates on cash	(2,270)	(5,995)
Net change in cash and cash equivalents	(107,663)	(45,043)
CASH AND CASH EQUIVALENTS, beginning of period	337,308	494,743

CASH AND CASH EQUIVALENTS, end of period	$229,645	$449,700

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

Consistent with SEC rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read the condensed consolidated financial statements and related notes in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2009.

2. Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows (in thousands):

Balance December 31, 2009	361,666
Foreign currency translation	(2,400)

Balance March 31, 2010	$359,266

A summary of our other intangible assets, with finite lives, which include primarily non-competition agreements and customer relationships, is as follows (in thousands):

	March 31, 2010	December 31, 2009
Gross	$25,569	$43,519
Accumulated amortization	(10,765)	(26,947)

Net	$14,804	$16,572

We also have a trademark valued at $1.8 million which has an indefinite life.

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Amortization expense	$1,608	$1,658

Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at March 31, 2010 is as follows (in thousands):

Remainder of 2010	$3,299
2011	3,739
2012	3,120
2013	2,906
2014	1,740

Total	$14,804

3. Litigation

On March 20, 2009, a jury in Will County, Illinois, entered a verdict of $23.75 million against us, a federally authorized motor carrier with which we contracted, and the motor carrier’s driver. The award was entered in favor of three named plaintiffs following a consolidated trial, stemming from an accident that occurred on April 1, 2004. The motor carrier and the driver both admitted that at the time of the accident the driver was acting as an agent for the motor carrier, and that the load was being transported according to the terms of our contract with the motor carrier. Our contract clearly defined the motor carrier as an independent contractor. The verdict has the effect of holding us vicariously liable for the damages caused by the admitted negligence of the motor carrier and its driver. There were no claims that our selection or retention of the motor carrier was negligent.

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

Under the terms of the insurance program which we had in place in 2004, we would be responsible for the first $5.0 million of claims of this nature plus post judgment interest. Because there are multiple potential outcomes, many of which are reasonably possible, but none of which we believe is probable, we have not recorded a liability for this claim at this time.

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

The following table presents information as of March 31, 2010, about our financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques we used to determine their fair values.

	Level 1	Level 2	Level 3	Total Fair Value
Debt securities- Available-for-sale:
State and municipal obligations	$0	$52,486	$0	$52,486
Corporate bonds	0	1,120	0	1,120

Total assets at fair value	$0	$53,606	$—	$53,606

Contingent purchase price related to acquisitions	$0	$0	$15,460	$15,460

Cash and cash equivalents are recorded at amortized cost which approximates fair value as maturities are three months or less. The estimated fair values of debt securities held as available-for-sale are based on other market data for comparable instruments and the transactions related in establishing the prices. In measuring the fair value of the contingent payment liability, we used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.

The table below sets forth a reconciliation of our beginning and ending Level 3 financial liability balances for the quarter ended March 31, 2010.

Balance December 31, 2009	$14,658
Total unrealized losses included in earnings	802

Balance March 31, 2010	$15,460

5. Stock Award Plans

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our statements of operations for stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Stock-based compensation expense	$4,664	$5,627

Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 28,000,000 shares can be granted under this plan; approximately 7,856,000 shares were available for stock awards as of March 31, 2010, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Stock Options—The contractual lives of all options as originally granted are ten years. Options vested over a five-year period from the date of grant, with none vesting the first year and one quarter vesting each year after that. Recipients are able to exercise options using a stock swap which results in a new, fully-vested restoration option with a grant price established based on the date of the swap and a remaining contractual life equal to the remaining life of the original option. Options issued to non-employee directors vest immediately. The fair value per option is established using the Black-Scholes option pricing model, with the resulting expense being recorded over the vesting period of the award. Other than restoration options, we have not issued any new stock options since 2003. As of March 31, 2010, there was no unrecognized compensation expense related to stock options since all outstanding options were fully vested.

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

As of March 31, 2010, there was unrecognized compensation expense of $152.2 million related to previously granted restricted equity. The amount of future expense will be based primarily on company performance and certain other conditions.

Employee Stock Purchase Plan—Our 1997 Employee Stock Purchase Plan allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of the quarter, discounted by 15 percent. Shares are vested immediately. The following table summarizes employee stock purchase plan activity for the period (dollars in thousands).

Three Months Ended March 31, 2010
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
96,427	$4,578	$808

6. Income Taxes

C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2005.

	Three Months Ended March 31,
	2010	2009
Effective income tax rate	38.4%	38.1%

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

Forward-looking Information

Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events and by their nature involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in economic conditions such as a recession; decreased consumer confidence; changes in market demand and pressures on the pricing for our services; disruption to our operations or a decrease in overall market demand caused by pandemic; competition and growth rates within the third party logistics industry; freight levels and availability of truck capacity or alternative means of transporting freight, and changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to integrate the operations of acquired companies with our historic operations successfully; risks associated with litigation and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel shortages; the impact of war on the economy; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009, filed on March 1, 2010.

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

Our branches work together to complete transactions and collectively meet the needs of our customers. Approximately one-third of our truckload shipments are shared transactions between branches. For many of our significant customer relationships, we coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. In addition, our methodology of providing services is very similar across all branches. Our North American branches have a common technology platform that they use to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction.

During the first quarter of 2010, we did not open any new branches. We are planning limited branch openings during 2010. Because we usually open new offices with only two or three employees, we do not expect them to make a material contribution to our financial results in the first few years of their operation.

Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount as of March 31, 2010 was roughly flat compared to our headcount as of December 31, 2009. Because of the significant reduction in overall transportation demand in the marketplace during 2009, some of our branches and corporate functions adjusted their staffing levels to better match our current level of business. The majority of the headcount decrease occurred in the first quarter of 2009. We believe the personnel adjustments made during that period were appropriate to balance our shipment volumes and workloads with our staffing levels, while leaving us with sufficient resource flexibility to continue to aggressively sell and pursue market share in all of our services.

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

Our customers. In 2009, we worked with more than 35,000 customers, up from approximately 32,000 in 2008. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very diverse. In 2009, our top 100 customers represented approximately 35 percent of our total revenues and approximately 30 percent of our net revenues. Our largest customer was approximately seven percent of our total revenues and approximately three percent of our total net revenues.

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

Due to margin compression, we did not achieve our long-term growth goal of 15 percent during the first quarter of 2010. Our net revenues declined 1.8 percent to $332.6 million. Our income from operations decreased 1.0 percent to $136.0 million and our diluted earnings per share were flat at $0.50. During the first quarter, our net revenue margins (net revenues as a percentage of total revenues) decreased to 16.0 percent in 2010 from 20.1 percent in 2009. Net revenue margins decreased largely due to higher transportation costs, higher fuel prices, and lower pricing to our customers, exclusive of the impact of fuel. While our volumes increased during the first quarter of 2010 compared to 2009, the trends of net revenue margin compression and strong volume growth in our North American truckload service during the quarter have continued into April, 2010.

Results of Operations

The following table summarizes our total revenues by service line:

	Three Months Ended March 31,
	2010	2009	% change
Revenues (in thousands)

Transportation	$1,639,236	$1,318,526	24.3%
Sourcing	422,655	359,134	17.7%
Information Services	12,726	10,340	23.1%

Total	$2,074,617	$1,688,000	22.9%

The following table illustrates our net revenue margins, or net revenues as a percentage of total revenues, between services and products:

	Three Months Ended March 31,
	2010	2009
Transportation	17.4%	22.6%
Sourcing	8.3	8.5
Information Services	100.0	100.0

Total	16.0%	20.1%

The following table summarizes our net revenues by service line:

	Three Months Ended March 31,
	2010	2009	% change
Net revenues (in thousands):
Transportation
Truck	$241,665	$256,359	-5.7%
Intermodal	8,496	9,801	-13.3%
Ocean	12,522	14,227	-12.0%
Air	8,835	7,337	20.4%
Other logistics services	13,419	9,970	34.6%

Total transportation	284,937	297,694	-4.3%

Sourcing	34,938	30,569	14.3%
Information Services	12,726	10,340	23.1%

Total	$332,601	$338,603	-1.8%

The following table represents certain statement of operations data, shown as percentages of our net revenues:

	Three Months Ended March 31,
	2010	2009
Net revenues	100.0%	100.0%
Operating expenses
Personnel expenses	44.1	45.3
Other selling, general, and administrative expenses	15.0	14.2

Total operating expenses	59.1	59.4

Income from operations	40.9	40.6
Investment and other income	0.1	0.1

Income before provision for income taxes	41.0	40.7
Provision for income taxes	15.8	15.5

Net income	25.3%	25.2%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Total revenues and direct costs. Our consolidated total revenues increased 22.9 percent in the first quarter of 2010 compared to the first quarter of 2009. Total Transportation revenues increased 24.3 percent to $1.6 billion in the first quarter of 2010 from $1.3 billion in the first quarter of 2009. This increase was driven by increased volume in most of our transportation modes, partially offset by lower pricing to our customers. Total purchased transportation services increased 32.7 percent in the first quarter of 2010 to $1.4 billion from $1.0 billion in the first quarter of 2009. This increase was due to increased volumes in most of our transportation modes, higher transportation costs, and higher fuel prices. Our Sourcing revenue increased 17.7 percent to $422.7 million in the first quarter of 2010. Purchased products sourced for resale increased 18.0 percent in the first quarter of 2010 to $387.7 million from $328.6 million in the first quarter of 2009. These increases were primarily due to the previously announced acquisition of Rosemont Farms, Inc. (“Rosemont”) on September 15, 2009 and volume growth. Our Information Services revenue increased 23.1 percent to $12.7 million in the first quarter of 2010 from $10.3 million in the first quarter of 2009. The increase was driven by an increase in transactions and increases in some fees that are impacted by fuel prices.

Net revenues. Total Transportation net revenues decreased 4.3 percent to $284.9 million in the first quarter of 2010 from $297.7 million in the first quarter of 2009. Our Transportation net revenue margin decreased to 17.4 percent in 2010 from 22.6 percent in 2009 largely driven by higher transportation costs, a decrease in transportation pricing to our customers, and higher fuel prices. While our different pricing arrangements with customers and contract carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through to our business. Therefore, in times of higher fuel prices, our net revenue margin percentage declines as they did in the first quarter of 2010.

Our truck net revenues, which consist of truckload and less-than-truckload (“LTL”) services, comprise approximately 73 percent of our total net revenues. Our truck net revenues decreased 5.7 percent to $241.7 million in the first quarter of 2010 from $256.4 million in the first quarter of 2009. Our truckload volumes increased approximately 22 percent. Our truckload net revenue margin decreased in the first quarter due to higher transportation costs, higher fuel prices, and lower pricing to our customers, exclusive of the impact of fuel. Excluding the estimated impacts of the change in fuel our truckload pricing to our customers decreased approximately three percent in the first quarter of 2010 compared to the first quarter of 2009. Our truckload transportation costs increased approximately three percent, excluding the estimated impacts of fuel.

During the first quarter of 2010, our LTL net revenues increased approximately 20 percent. The increase was driven by an increase in total shipments of approximately 40 percent, partially offset by decreased net revenue margin and lower revenue per shipment. Our revenue per shipment declined due to price declines including lower average weight per shipment, offset partially by lower net revenue margins. Our LTL net revenue margin declined in the first quarter of 2010 compared with the first quarter of 2009 due to lower pricing to our customers.

Our intermodal net revenue decrease of 13.3 percent to $8.5 million in the first quarter was driven largely by the higher cost of transportation services partially offset by increased volume. Our intermodal net revenue margin declined in the first quarter of 2010 compared to the first quarter of 2009 due to higher transportation costs.

Our ocean transportation net revenue decreased 12.0 percent to $12.5 million in the first quarter of 2010 driven by decreased pricing, partially offset by volume increases. Excluding our previously disclosed acquisition of Walker Logistics Overseas Ltd. (“Walker”) on June 12, 2009, our ocean transportation net revenues would have declined approximately 16 percent. Our ocean net revenue margins decreased in the first quarter of 2010 compared to the first quarter of 2009 due to lower pricing to our customers.

Our air transportation net revenue increased 20.4 percent to $8.8 million in the first quarter of 2010. Excluding the Walker acquisition, our air transportation net revenues increased approximately 10 percent.

Other logistics services net revenues consist primarily of transportation management fees and customs brokerage fees. The increase of 34.6 percent was driven by an increase in management fees as well as the previously announced acquisition of International Trade & Commerce, Inc. (“ITC”) on July 7, 2009. Excluding the acquisition of ITC, our other logistics services net revenues increased approximately 20 percent in the first quarter of 2010.

For the first quarter, Sourcing net revenue increased 14.3 percent to $34.9 million in 2010 from $30.6 million in 2009. This increase was due to the acquisition of Rosemont. Excluding the Rosemont acquisition, Sourcing net revenues decreased approximately three percent in the first quarter of 2010, due to a decrease in net revenue per case, offset partially by increased volumes. Our margin decreased to 8.3 percent in 2010 from 8.5 percent in 2009.

Our Information Services net revenue increased 23.1 percent in the first quarter of 2010 to $12.7 million. The increase was driven by increases in transactions and higher fuel prices, as some of our merchant fees are based on a percentage of the total sale amount.

Operating expenses. For the first quarter, operating expenses decreased 2.3 percent to $196.6 million in 2010 from $201.2 million in 2009. This was due to a decrease of 4.2 percent in personnel expenses and an increase of 3.8 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses decreased to 59.1 percent in the first quarter of 2010 from 59.4 percent in the first quarter of 2009.

Our compensation plans are designed to keep personnel expenses variable with changes in net revenues and profitability. In addition to our variable compensation plans, our average headcount during the quarter of 2010 declined approximately 4.8 percent over the same period of 2009, which contributed to the reduction in personnel expenses of 4.2 percent. Our personnel expenses as a percentage of net revenue declined in the first quarter of 2010 to 44.1 percent compared to 45.3 percent in the first quarter of 2009.

For the first quarter, other selling, general, and administrative expenses increased 3.8 percent to $49.8 million in 2010 from $48.0 million in 2009. We had increases in some expenses including occupancy and warehouse costs primarily due to our acquisitions in 2009. These increases were partially offset by reductions in our provision for doubtful accounts and transportation claims expense.

Income from operations. Income from operations decreased 1.0 percent to $136.0 million for the three months ended March 31, 2010. Income from operations as a percentage of net revenues was 40.9 percent and 40.6 percent for the three months ended March 31, 2010 and 2009.

Investment and other income. Investment and other income decreased 3.3 percent to $474,000 for the three months ended March 31, 2010. Our investment income is down slightly compared to last year primarily due to a decrease in our average invested portfolio balance during the first quarter of 2010 compared to the first quarter of 2009.

Provision for income taxes. Our effective income tax rate was 38.4 percent for the first quarter of 2010 and 38.1 percent for the first quarter of 2009. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income decreased 1.6 percent to $84.0 million for the three months ended March 31, 2010. Basic net income per share was $0.51 and $0.50 for the three months ended March 31, 2010 and 2009. Diluted net income per share was $0.50 and $0.50 for the three months ended March 31, 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $229.6 million and $449.7 million as of March 31, 2010 and 2009. Available-for-sale securities consisting primarily of highly liquid investments totaled $53.6 million and $2.0 million as of March 31, 2010 and 2009. Working capital at March 31, 2010 and 2009 was $567.4 million and $644.5 million.

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

Cash flow from operating activities. We generated $3.9 million and $58.7 million of cash flow from operations during the three months ended March 31, 2010 and 2009. Accounts receivable increased by $119.1 million from December 31, 2009 to March 31, 2010. This increase was driven by growth in total revenues and transaction volumes during the quarter. This increased investment in working capital resulted in a decrease in our cash flow from operating activities.

Cash flow from investing activities. We used $6.5 million and $10.9 million of cash flow for investing activities during the three months ended March 31, 2010 and 2009. We used $4.4 million and $11.6 million of cash for capital expenditures during the three months ended March 31, 2010 and 2009. During the first quarter of 2009, we used $6.6 million for capital expenditures related to our data center which was completed in August, 2009. We used $2.0 million of cash for net purchases, sales, and maturities of available-for-sale securities during the three months ended March 31, 2010.

Cash flow from financing activities. We used $102.9 million and $86.9 million of cash flow for financing activities during the three months ended March 31, 2010 and 2009.

We used $42.4 million and $39.6 million to pay cash dividends during the three months ended March 31, 2010 and 2009, with the increase in 2010 due to a four percent increase in our quarterly dividend rate to $0.25 per share in 2010 from $0.24 per share in 2009.

We also used $68.2 million and $55.4 million of cash flow for share repurchases during the three months ended March 31, 2010 and 2009. The increase in 2010 was due to an increase in the stock price of the shares repurchased. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of our critical accounting policies and estimates.

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

Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $27.6 million as of March 31, 2010, decreased compared to the allowance of $30.7 million as of December 31, 2009. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

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

We had $283.3 million of cash and investments on March 31, 2010, consisting of $229.6 million of cash and cash equivalents and $53.6 million of short- and long-term available-for-sale securities. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are money market securities from treasury and tax exempt money issuers. All of our available-for-sale securities are high-quality bonds and substantially all are exempt from U.S. federal income taxes. Because of the credit risk criteria of our investment policies and practices, the primary market risks associated with these investments are interest rate and liquidity risks. A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. Market risk arising from changes in foreign currency exchange rates are not material due to the size of our international operations.

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

As previously announced, we acquired Walker during the second quarter of 2009 and ITC, Rosemont, and Quality Logistics during the third quarter of 2009. We have not fully evaluated any changes in internal control over financial reporting associated with these acquisitions and therefore any material changes that may result from these acquisitions have not been disclosed in this report. We intend to disclose all material changes resulting from these acquisitions within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include these entities.

The results reported in this quarterly report include those of Walker, ITC, Rosemont, and Quality Logistics. We estimate that these acquisitions added less than $0.01 to our diluted earnings per share for the quarter. These acquisitions did not have a material impact on our results of operations or our financial position.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

On March 20, 2009, a jury in Will County, Illinois, entered a verdict of $23.75 million against us, a federally authorized motor carrier with which we contracted, and the motor carrier’s driver. The award was entered in favor of three named plaintiffs following a consolidated trial, stemming from an accident that occurred on April 1, 2004. The motor carrier and the driver both admitted that at the time of the accident the driver was acting as an agent for the motor carrier, and that the load was being transported according to the terms of our contract with the motor carrier. Our contract clearly defined the motor carrier as an independent contractor. The verdict has the effect of holding us vicariously liable for the damages caused by the admitted negligence of the motor carrier and its driver. There were no claims that our selection or retention of the motor carrier was negligent.

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

Under the terms of the insurance program which we had in place in 2004, we would be responsible for the first $5.0 million of claims of this nature plus post judgment interest. Because there are multiple potential outcomes, many of which are reasonably possible, but none of which we believe is probable, we have not recorded a liability for this claim at this time.

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is currently expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the company during the quarter ended March 31, 2010 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 – January 31, 2010	246,600	$57.51	246,600	10,868,249
February 1, 2010 – February 28, 2010	584,800	$53.13	584,800	10,283,449
March 1, 2010 – March 31, 2010	419,100	$54.76	419,100	9,864,349

Total:	1,250,500	$54.54	1,250,500	9,864,349

(1)	During the first quarter of 2010, we repurchased the remaining 1,114,849 shares of the 2007 share repurchase authorization. In August 2009, the C.H. Robinson Board of Directors authorized management to repurchase an additional 10,000,000 shares. These repurchases are expected to take place over multiple years. During the first quarter of 2010, we also purchased 135,651 shares under the 2009 authorization.

ITEM 3.	Defaults on Senior Securities

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 10, 2010, formatted in XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three month periods ended March 31, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2010 and 2009, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(b) Reports on Form 8-K

We filed a report on Form 8-K February 2, 2010; this report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of our earnings release for the quarter and year ended December 31, 2009.

We filed a report on Form 8-K on February 11, 2010; this report contained information regarding our announcement that our Board of Directors declared a regular quarterly cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2010

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By	/s/ Chad M. Lindbloom
Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)