Form 10-Q
period 2010-06-30
C H ROBINSON WORLDWIDE INC
filed 2010-08-09
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of August 3, 2010, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 165,863,946.

C.H. ROBINSON WORLDWIDE, INC.

FORM 10-Q

For the Quarter Ended June 30, 2010

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$166,125	$337,308
Available-for-sale securities	49,397	48,310
Receivables, net of allowance for doubtful accounts of $29,494 and $30,651	1,150,283	885,543
Deferred tax asset	3,151	6,454
Prepaid expenses and other	41,900	29,654

Total current assets	1,410,856	1,307,269
Property and equipment, net	115,438	117,699
Goodwill	357,094	361,666
Intangible and other assets, net	30,044	33,192
Deferred tax asset	8,462	14,422

Total assets	$1,921,894	$1,834,248

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and outstanding checks	$697,375	$606,514
Accrued expenses:
Compensation and profit-sharing contribution	55,193	90,855
Other accrued liabilities	39,605	34,438

Total current liabilities	792,173	731,807
Long term liabilities:
Noncurrent income taxes payable	12,195	10,546
Other long term liabilities	12,654	11,995

Total liabilities	817,022	754,348

Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $0.10 par value, 480,000 shares authorized; 176,666 and 176,686 shares issued; 165,988 and 167,098 shares outstanding	16,599	16,710
Retained earnings	1,499,271	1,402,306
Additional paid-in capital	164,494	165,104
Accumulated other comprehensive loss	(11,032)	(1,636)
Treasury stock at cost (10,678 and 9,588 shares)	(564,460)	(502,584)

Total stockholders’ investment	1,104,872	1,079,900

Total liabilities and stockholders’ investment	$1,921,894	$1,834,248

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Transportation	$1,963,944	$1,487,577	$3,603,180	$2,806,103
Sourcing	476,074	427,010	898,729	786,144
Information Services	13,964	11,433	26,690	21,773

Total revenues	2,453,982	1,926,020	4,528,599	3,614,020
COSTS AND EXPENSES:
Purchased transportation and related services	1,654,089	1,181,354	3,008,388	2,202,186
Purchased products sourced for resale	435,260	392,962	822,977	721,527
Personnel expenses	154,091	151,743	300,846	304,966
Other selling, general, and administrative expenses	54,087	50,077	103,926	98,089

Total costs and expenses	2,297,527	1,776,136	4,236,137	3,326,768

Income from operations	156,455	149,884	292,462	287,252
Investment and other income	363	729	837	1,219

Income before provision for income taxes	156,818	150,613	293,299	288,471
Provision for income taxes	59,592	58,360	112,061	110,835

Net income	97,226	92,253	181,238	177,636
Other comprehensive income (loss)	(5,268)	3,441	(9,396)	(3,716)

Comprehensive income	$91,958	$95,694	$171,842	$173,920

Basic net income per share	$0.59	$0.55	$1.10	$1.05

Diluted net income per share	$0.59	$0.54	$1.09	$1.04

Basic weighted average shares outstanding	164,749	167,972	165,087	168,422
Dilutive effect of outstanding stock awards	1,016	1,612	1,076	1,667

Diluted weighted average shares outstanding	165,765	169,584	166,163	170,089

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$181,238	$177,636
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	12,381	11,667
Depreciation and amortization	14,701	14,654
Provision for doubtful accounts	7,059	9,908
Deferred taxes and other	10,592	(4,671)
Changes in operating elements:
Receivables	(271,091)	(97,188)
Prepaid expenses and other	(7,816)	(14,480)
Accounts payable and outstanding checks	91,224	20,511
Accrued compensation and profit-sharing contribution	(34,705)	(32,458)
Accrued income taxes and other	6,290	758

Net cash provided by operating activities	9,873	86,337

INVESTING ACTIVITIES
Purchases of property and equipment	(7,988)	(18,225)
Purchases and development of software	(4,757)	(1,800)
Purchases of available-for-sale-securities	(10,752)	0
Sales/maturities of available-for-sale-securities	12,990	2,146
Cash paid for acquisitions	0	(12,412)
Restricted cash	(5,000)	0
Other investing activities	(27)	39

Net cash used for investing activities	(15,534)	(30,252)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	8,909	13,073
Repurchase of common stock	(89,141)	(126,884)
Excess tax benefit on stock-based compensation plans	4,297	4,226
Cash dividends	(84,636)	(80,848)

Net cash used for financing activities	(160,571)	(190,433)

Effect of exchange rates on cash	(4,951)	(3,524)
Net change in cash and cash equivalents	(171,183)	(137,872)
Cash and cash equivalents, beginning of period	337,308	494,743

Cash and cash equivalents, end of period	$166,125	$356,871

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

2. Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows (in thousands):

Balance December 31, 2009	361,666
Foreign currency translation	(4,572)

Balance June 30, 2010	$357,094

A summary of our other intangible assets, with finite lives, which include primarily non-competition agreements and customer relationships, is as follows (in thousands):

	June 30, 2010	December 31, 2009
Gross	$25,569	$43,519
Accumulated amortization	(12,134)	(26,947)

Net	$13,435	$16,572

Other intangible assets, with indefinite lives, are as follows (in thousands):

	Six Months Ended June 30,
	2010	2009
Trademarks	$1,800	$0

Amortization expense for other intangible assets is as follows (in thousands):

	Six Months Ended June 30,
	2010	2009
Amortization expense	$2,740	$3,316

Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at June 30, 2010 is as follows (in thousands):

Remainder of 2010	$2,098
2011	3,578
2012	3,067
2013	2,865
2014	1,827

Total	$13,435

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

Under the terms of the insurance program which we had in place in 2004, we would be responsible for the first $5.0 million of claims of this nature plus post judgment interest on that amount. Because there are multiple potential outcomes, many of which are reasonably possible, but none of which we believe is probable, we have not recorded a liability for this claim at this time.

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

The following tables present information as of June 30, 2010 and December 31, 2009, about our financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques we used to determine their fair values.

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2010
Debt securities- Available-for-sale:
State and municipal obligations	$0	$48,477	$0	$48,477
Corporate bonds	0	920	0	920

Total assets at fair value	$0	$49,397	$0	$49,397

Contingent purchase price related to acquisitions	$0	$0	$15,403	$15,403

	Level 1	Level 2	Level 3	Total Fair Value
December 31 , 2009
Debt securities- Available-for-sale:
State and municipal obligations	$0	$50,216	$0	$50,216
Corporate bonds	0	1,120	0	1,120

Total assets at fair value	$0	$51,336	$0	$51,336

Contingent purchase price related to acquisitions	$0	$0	$14,658	$14,658

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

The table below sets forth a reconciliation of our beginning and ending Level 3 financial liability balance.

	Three Months Ended June 30,
	2010	2009
Balance March 31	$15,460	$0
Payment of contingent purchase price	(445)	0
Total unrealized losses included in earnings	388	0

Balance June 30	$15,403	$0

	Six Months Ended June 30,
	2010	2009
Balance December 31	$14,658	$0
Payment of contingent purchase price	(445)	0
Total unrealized losses included in earnings	1,190	0

Balance June 30	$15,403	$0

5. Stock Award Plans

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our statements of operations for stock-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock-based compensation expense	$7,717	$6,040	$12,381	$11,667

Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 28,000,000 shares can be granted under this plan; approximately 7,840,000 shares were available for stock awards as of June 30, 2010, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Stock Options—The contractual lives of all options as originally granted are ten years. Options vested over a five-year period from the date of grant, with none vesting the first year and one quarter vesting each year after that. Recipients are able to exercise options using a stock swap which results in a new, fully-vested restoration option with a grant price established based on the date of the swap and a remaining contractual life equal to the remaining life of the original option. Options issued to non-employee directors vest immediately. The fair value per option is established using the Black-Scholes option pricing model, with the resulting expense being recorded over the vesting period of the award. Other than restoration options, we have not issued any new stock options since 2003. As of June 30, 2010, there was no unrecognized compensation expense related to stock options since all outstanding options were fully vested.

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

As of June 30, 2010, there was unrecognized compensation expense of $144.8 million related to previously granted restricted equity. The amount of future expense will be based primarily on company performance and certain other conditions.

Employee Stock Purchase Plan—Our 1997 Employee Stock Purchase Plan allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of the quarter, discounted by 15 percent. Shares are vested immediately. The following table summarizes employee stock purchase plan activity for the period:

Three Months Ended June 30, 2010
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
50,893	$2,408,000	$425,000

6. Income Taxes

C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2005.

	Three Months Ended June 30,
	2010	2009
Effective income tax rate	38.0%	38.7%

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

Forward-looking Information

Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events and by their nature involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in economic conditions such as the strength of the current recovery and uncertain consumer demand; changes in market demand and pressures on the pricing for our services; disruption to our operations or a decrease in overall market demand caused by pandemic; competition and growth rates within the third party logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight, and changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to integrate the operations of acquired companies with our historic operations successfully; risks associated with litigation and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel shortages; the impact of war on the economy; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009, filed on March 1, 2010.

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

During the second quarter of 2010, we combined two branches with existing branches. We did not open any new branches. We do not expect to open any new branches for the remainder of the year.

Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount as of June 30, 2010 increased 1.2 percent compared to our headcount as of December 31, 2009. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our sales employees more service-oriented, focused, and creative. In 2003, we implemented a restricted stock program to better align our key employees with the interests of our shareholders, and to motivate and retain them for the long term. These restricted stock awards vest over a five-year period based on the company’s earnings growth, and have been awarded annually since 2003.

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

Due to margin compression, we did not achieve our long-term growth goal of 15 percent during the second quarter of 2010. Our net revenues increased 3.7 percent to $364.6 million. Our income from operations increased 4.4 percent to $156.5 million and our diluted earnings per share increased 9.3 percent to $0.59. During the second quarter, our net revenue margins (net revenues as a percentage of total revenues) decreased to 14.9 percent in 2010 from 18.3 percent in 2009. Net revenue margins decreased largely due to higher transportation costs and higher fuel prices, partially offset by increased pricing to our customers, exclusive of the impact of fuel.

Results of Operations

The following table summarizes our total revenues by service line:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% change	2010	2009	% change
Revenues (in thousands)

Transportation	$1,963,944	$1,487,577	32.0%	$3,603,180	$2,806,103	28.4%
Sourcing	476,074	427,010	11.5%	898,729	786,144	14.3%
Information Services	13,964	11,433	22.1%	26,690	21,773	22.6%

Total	$2,453,982	$1,926,020	27.4%	$4,528,599	$3,614,020	25.3%

The following table illustrates our net revenue margins, or net revenues as a percentage of total revenues, between services and products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Transportation	15.8%	20.6%	16.5%	21.5%
Sourcing	8.6	8.0	8.4	8.2
Information Services	100.0	100.0	100.0	100.0

Total	14.9%	18.3%	15.4%	19.1%

The following table summarizes our net revenues by service line:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% change	2010	2009	% change
Net revenues (in thousands)

Transportation:

Truck	$259,917	$266,226	-2.4%	$501,582	$522,585	-4.0%
Intermodal	9,425	8,457	11.4%	17,921	18,258	-1.8%
Ocean	14,470	12,947	11.8%	26,992	27,174	-0.7%
Air	11,271	7,748	45.5%	20,106	15,085	33.3%
Miscellaneous	14,772	10,845	36.2%	28,191	20,815	35.4%

Total transportation	309,855	306,223	1.2%	594,792	603,917	-1.5%

Sourcing	40,814	34,048	19.9%	75,752	64,617	17.2%
Information Services	13,964	11,433	22.1%	26,690	21,773	22.6%

Total net revenues	$364,633	$351,704	3.7%	$697,234	$690,307	1.0%

The following table represents certain statement of operations data, shown as percentages of our net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Personnel expenses	42.3	43.1	43.1	44.2
Other selling, general, and administrative expenses	14.8	14.2	14.9	14.2

Total operating expenses	57.1	57.4	58.1	58.4

Income from operations	42.9	42.6	41.9	41.6
Investment and other income	0.1	0.2	0.1	0.2

Income before provision for income taxes	43.0	42.8	42.1	41.8
Provision for income taxes	16.3	16.6	16.1	16.1

Net income	26.7%	26.2%	26.0%	25.7%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Total revenues and direct costs. Our consolidated total revenues increased 27.4 percent in the second quarter of 2010 compared to the second quarter of 2009. Total Transportation revenues increased 32.0 percent to $2.0 billion in the second quarter of 2010 from $1.5 billion in the second quarter of 2009. This increase was driven by higher volumes in all of our transportation modes and increased pricing to our customers. Total purchased transportation services increased 40.0 percent in the second quarter of 2010 to $1.7 billion from $1.2 billion in the second quarter of 2009. This increase was due to higher volumes in all of our transportation modes, higher transportation costs, and higher fuel prices. Our Sourcing revenue increased 11.5 percent to $476.1 million in the second quarter of 2010. Purchased products sourced for resale increased 10.8 percent in the second quarter of 2010 to $435.3 million from $393.0 million in the second quarter of 2009. These increases were primarily due to the previously announced acquisition of Rosemont Farms, Inc. (“Rosemont”) on September 15, 2009 and volume growth. Our Information Services revenue increased 22.1 percent to $14.0 million in the second quarter of 2010 from $11.4 million in the second quarter of 2009. The increase was driven by an increase in transactions and increases in some fees that are impacted by fuel prices.

Net revenues. Total Transportation net revenues increased 1.2 percent to $309.9 million in the second quarter of 2010 from $306.2 million in the second quarter of 2009. Our Transportation net revenue margin decreased to 15.8 percent in 2010 from 20.6 percent in 2009 largely driven by higher transportation costs and higher fuel costs, partially offset by an increase in transportation pricing to our customers. While our different pricing arrangements with customers and contract carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through to our business. Therefore, in times of higher fuel prices, our net revenue margin percentage declines as they did in the second quarter of 2010.

Our truck net revenues, which consist of truckload and less-than-truckload (“LTL”) services, comprise approximately 71 percent of our total net revenues. Our truck net revenues decreased 2.4 percent to $259.9 million in the second quarter of 2010 from $266.2 million in the second quarter of 2009. Our truckload volumes increased approximately 18 percent. Our truckload net revenue margin decreased in the second quarter due to higher transportation costs and higher fuel prices, partially offset by increased pricing to our customers, exclusive of the impact of fuel. Excluding the estimated impacts of the change in fuel our truckload pricing to our customers increased approximately five percent in the second quarter of 2010 compared to the second quarter of 2009. Our truckload transportation costs increased approximately 11 percent, excluding the estimated impacts of fuel.

During the second quarter of 2010, our LTL net revenues increased approximately 20 percent. The increase was driven by an increase in total shipments of approximately 25 percent, partially offset by decreased net revenue margin. Our LTL net revenue margin declined in the second quarter of 2010 compared with the second quarter of 2009 due to higher transportation costs.

Our intermodal net revenue increase of 11.4 percent to $9.4 million in the second quarter was driven by increased volume, partially offset by the higher cost of transportation services. Our intermodal net revenue margin declined in the second quarter of 2010 compared to the second quarter of 2009 due to higher transportation costs.

Our ocean transportation net revenue increase of 11.8 percent to $14.5 million in the second quarter of 2010 was driven by large volume increases, partially offset by a significant net revenue margin decline. Our ocean net revenue margins decreased in the second quarter of 2010 due to higher transportation costs.

Our air transportation net revenue increased 45.5 percent to $11.3 million in the second quarter of 2010 due to increased volumes. Our air net revenue margins decreased in the second quarter of 2010 due to higher transportation costs.

Other logistics services net revenues consist primarily of transportation management fees and customs brokerage fees. The increase of 36.2 percent was driven by an increase in management fees as well as the previously announced acquisition of International Trade & Commerce, Inc. (“ITC”) on July 7, 2009. Excluding the acquisition of ITC, our other logistics services net revenues increased approximately 25 percent in the second quarter of 2010.

For the second quarter, Sourcing net revenue increased 19.9 percent to $40.8 million in 2010 from $34.0 million in 2009. This increase was primarily due to the acquisition of Rosemont. Excluding the Rosemont acquisition, Sourcing net revenues increased approximately two percent in the second quarter of 2010, due to an increase in net revenue per case and increased volumes. Our margin increased to 8.6 percent in 2010 from 8.0 percent in 2009.

Our Information Services net revenue increased 22.1 percent in the second quarter of 2010 to $14.0 million. The increase was driven by increases in transactions and higher fuel prices, as some of our merchant fees are based on a percentage of the total sale amount.

Operating expenses. For the second quarter, operating expenses increased 3.2 percent to $208.2 million in 2010 from $201.8 million in 2009. This was due to an increase of 1.5 percent in personnel expenses and an increase of 8.0 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses decreased to 57.1 percent in the second quarter of 2010 from 57.4 percent in the second quarter of 2009.

Our compensation plans are designed to keep personnel expenses variable with changes in net revenues and profitability. In addition to our variable compensation plans, our headcount as of June 30, 2010 increased 2.1 percent over June 30, 2009. Our personnel expenses as a percentage of net revenue declined in the second quarter of 2010 to 42.3 percent compared to 43.1 percent in the second quarter of 2009.

For the second quarter, other selling, general, and administrative expenses increased 8.0 percent to $54.1 million in 2010 from $50.1 million in 2009. Our acquisitions in 2009 added approximately $4.0 million of other selling, general, and administrative expenses for the second quarter of 2010. Additionally, we had reductions in our provision for doubtful accounts that were offset by increases in our warehouse, travel, and other expenses during the quarter.

Income from operations. Income from operations increased 4.4 percent to $156.5 million for the three months ended June 30, 2010. Income from operations as a percentage of net revenues was 42.9 percent and 42.6 percent for the three months ended June 30, 2010 and 2009.

Investment and other income. Investment and other income decreased 50.2 percent to $0.4 million for the three months ended June 30, 2010. Our investment income is down due to a decrease in our average invested portfolio balance during the second quarter of 2010 compared to the second quarter of 2009.

Provision for income taxes. Our effective income tax rate was 38.0 percent for the second quarter of 2010 and 38.7 percent for the second quarter of 2009. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income increased 5.4 percent to $97.2 million for the three months ended June 30, 2010. Basic net income per share was $0.59 and $0.55 for the three months ended June 30, 2010 and 2009. Diluted net income per share was $0.59 and $0.54 for the three months ended June 30, 2010 and 2009.

Six Months Ended June 30, 20010 Compared to Six Months Ended June 30, 2009

Total revenues and direct costs. Our consolidated total revenues increased 25.3 percent for the six months ended June 30, 2010 compared to the six months ended June 20, 2009. Total Transportation revenues increased 28.4 percent to $3.6 billion in first six months of 2010 from $2.8 billion in the first six months of 2009. Total purchased transportation services increased 36.6 percent in the six months ended June 30, 2010 to $3.0 billion from $2.2 billion in the six months ended June 30, 2009. These increases were driven by higher transportation rates, higher fuel prices, and volume increases in all of our transportation modes. Our Sourcing revenue increased 14.3 percent to $898.7 million in the six months ended June 30, 2010. Purchased products sourced for resale increased 14.1 percent in the six months ended June 30, 2010 to $823.0 million from $721.5 million in the six months ended June 30, 2009. These increases were primarily due to the previously announced acquisition of Rosemont and volume growth. Our Information Services revenue increased 22.6 percent to $26.7 million in the six months ended June 30, 2010 from $21.8 million in the six months ended June 30, 2009. The increase was driven by an increase in transactions and increases in some fees that are impacted by fuel prices.

Net revenues. Total Transportation net revenues decreased 1.5 percent to $594.8 million in the six months ended June 30, 2010 from $603.9 million in the six months ended June 30, 2009. Our Transportation net revenue margin decreased to 16.5 percent in 2010 from 21.5 percent in 2009 largely driven by higher transportation costs and higher fuel costs. While our different pricing arrangements with customers and contract carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through to our business. Therefore, in times of higher fuel prices, our net revenue margin percentage declines as they did in the first six months of 2010.

Our truck net revenues, which consist of truckload and LTL services, comprise approximately 72 percent of our total net revenues. Our truck net revenues decreased 4.0 percent to $501.6 million in the six months ended June 30, 2010 from $522.6 million in the six months ended June 30, 2009. Our truckload volumes increased 20.0 percent. Our truckload rates increased approximately 8 percent. Excluding the estimated impacts of fuel, on average our truckload rates increased approximately one percent in the six months ended June 30, 2010. Our truckload net revenue margin decreased due to higher fuel prices and higher cost of capacity. Consistent with past periods of increased transportation demand, our cost of capacity increased faster than our customer rates. Excluding the estimated impacts of fuel, our cost of truckload capacity increased approximately 7 percent as carriers increased their rates.

During the six months ended June 30, 2010, our LTL net revenues increased approximately 19 percent. The increase was driven by an increase in total shipments of approximately 33 percent, partially offset by net revenue margin declines. Our LTL net revenue margin declined during the six months ended June 30, 2010 compared with the same period of 2009 due to lower transportation rates.

Our intermodal net revenue decrease of 1.8 percent to $17.9 million in the six months ended June 30, 2010 was driven largely by price increases, offset partially with volume increases. Net revenue margin also decreased in the six months ended June 30, 2010.

Our ocean transportation net revenue decreased 0.7 percent to $27.0 million in the six months ended June 30, 2010 driven by decreased pricing to our customers and increased transportation costs, offset by increased volumes, including the impact of Walker. Excluding our previously disclosed acquisition of Walker on June 12, 2009, our ocean transportation net revenues would have declined approximately three percent.

Our air transportation net revenue increase of 33.3 percent to $20.1 million in the six months ended June 30, 2010 was driven by increased pricing to customers, increased volumes, including the impact of the acquisition of Walker, partially offset by decreased net revenue margins. Excluding acquisitions, our air transportation net revenues increased 25 percent.

Other logistics services net revenues consist primarily of transportation management fees and customs brokerage fees. The increase of 35.4 percent was driven by an increase in management fees as well as the previously announced acquisition of International Trade & Commerce, Inc. (“ITC”) on July 7, 2009. Excluding the acquisition of ITC, our other logistics services net revenues increased approximately 25 percent in the six months ended June 30, 2010.

For the six months ended June 30, 2010, Sourcing net revenue increased 17.2 percent to $75.8 million in 2010 from $64.6 million in 2009. This increase was driven primarily by the acquisition of Rosemont. Excluding this acquisition, Sourcing net revenues declined 0.2 percent in the six months ended June 30, 2010 compared to 2009. Our margin increased slightly to 8.4 percent in 2010.

Our Information Services net revenue increased 22.6 percent in the six months ended June 30, 2010 to $26.7 million. The increase was driven by increases in transactions and higher fuel prices, as some of our merchant fees are based on a percentage of the total sale amount.

Operating expenses. For the first six months of 2010, operating expenses increased 0.4 percent to $404.8 million from $403.1 million in 2009. This was due to a decrease of 1.4 percent in personnel expenses and an increase of 6.0 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses decreased slightly to 58.1 percent in the six months ended June 30, 2010 from 58.4 percent in the six months ended June 30, 2009.

Our compensation plans are designed to keep personnel expenses variable with changes in net revenues and profitability. In addition to our variable compensation plans, our average headcount for the six months ended June 30, 2010 decreased 2.6 percent over the same period of 2009. Personnel expenses as a percentage of net revenues decreased to 43.1 percent for the six months ended June 30, 2010 compared to the same period of 2009.

For the six month period ended June 30, 2010 other selling, general, and administrative expenses increased 6.0 percent to $103.9 million from $98.1 million in 2009. This increase was primarily related to the acquisitions we completed in 2009, partially offset by reductions in our provision for doubtful accounts.

Income from operations. Income from operations increased 1.8 percent to $292.5 million for the six months ended June 30, 2010. Income from operations as a percentage of net revenues was 41.9 percent and 41.6 percent for the six months ended June 30, 2010 and 2009.

Investment and other income. Investment and other income decreased 31.3 percent to $0.8 million for the six months ended June 30, 2010. Our investment income is down due to a decrease in our average invested portfolio balance in 2010 compared to 2009.

Provision for income taxes. Our effective income tax rate was 38.2 percent for the six months ended June 30, 2010 and 38.4 percent for the six months ended June 30, 2009. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income increased 2.0 percent to $181.2 million for the six months ended June 30, 2010. Basic net income per share was $1.10 and $1.05 for the six months ended June 30, 2010 and 2009. Diluted net income per share was $1.09 and $1.04 for the six months ended June 30, 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $166.1 million and $356.9 million as of June 30, 2010 and 2009. Available-for-sale securities consisting primarily of highly liquid investments totaled $49.4 million and $0.6 million as of June 30, 2010 and 2009. Working capital at June 30, 2010 and 2009 was $618.7 million and $626.8 million.

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

Cash flow from operating activities. We generated $9.9 million and $86.3 million of cash flow from operations during the six months ended June 30, 2010 and 2009. Accounts receivable increased by $271.1 million from December 31, 2009 to June 30, 2010. This increase was driven by growth in total revenues and transaction volumes during the same period. Accounts payable increased by $91.2 million from December 31, 2009 to June 30, 2010. Our accounts payable didn’t increase at the same rate as our accounts receivable, primarily due to increased usage of our Quick Pay and other advanced payment programs for carriers. This increased investment in working capital resulted in a decrease in our cash flow from operating activities.

Cash flow from investing activities. We used $15.5 million and $30.3 million of cash flow for investing activities during the six months ended June 30, 2010 and 2009. We used $12.7 million and $20.0 million of cash for capital expenditures, including the purchase and development of software, during the six months ended June 30, 2010 and 2009. During the first six months of 2009, we used $10.2 million for capital expenditures related to our data center which was completed in August, 2009. We had $2.2 million of cash provided from net purchases, sales, and maturities of available-for-sale securities during the six months ended June 30, 2010.

Cash flow from financing activities. We used $160.6 million and $190.4 million of cash flow for financing activities during the six months ended June 30, 2010 and 2009.

We used $84.6 million and $80.8 million to pay cash dividends during the six months ended June 30, 2010 and 2009, with the increase in 2010 due to a four percent increase in our quarterly dividend rate to $0.25 per share in 2010 from $0.24 per share in 2009.

We also used $89.1 million and $126.9 million of cash flow for share repurchases during the six months ended June 30, 2010 and 2009. The decrease is due to a decline of approximately 40 percent in the number of shares purchased during the first six months of 2010 compared to the same period of 2009. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.

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

Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $29.5 million as of June 30, 2010, decreased compared to the allowance of $30.7 million as of December 31, 2009. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

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

We had $215.5 million of cash and investments on June 30, 2010, consisting of $166.1 million of cash and cash equivalents and $49.4 million of short-term available-for-sale securities. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are money market securities from treasury and tax exempt money issuers. All of our available-for-sale securities are high-quality bonds and substantially all are exempt from U.S. federal income taxes. Because of the credit risk criteria of our investment policies and practices, the primary market risks associated with these investments are interest rate and liquidity risks. A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. Market risk arising from changes in foreign currency exchange rates are not material due to the size of our international operations.

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

As previously announced, we acquired ITC, Rosemont, and Quality Logistics during the third quarter of 2009. We have not fully evaluated any changes in internal control over financial reporting associated with these acquisitions and therefore any material changes that may result from these acquisitions have not been disclosed in this report. We intend to disclose all material changes resulting from these acquisitions within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include these entities.

The results reported in this quarterly report include those of ITC, Rosemont, and Quality Logistics. We estimate that these acquisitions added less than $0.01 to our diluted earnings per share for the quarter. These acquisitions did not have a material impact on our results of operations or our financial position.

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

Under the terms of the insurance program which we had in place in 2004, we would be responsible for the first $5.0 million of claims of this nature plus post judgment interest on that amount. Because there are multiple potential outcomes, many of which are reasonably possible, but none of which we believe is probable, we have not recorded a liability for this claim at this time.

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

The following table provides information about purchases by the company during the quarter ended June 30, 2010 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 – April 30, 2010	358,800	$58.36	358,800	9,505,549
May 10, 2010 – May 31, 2010	0	$0	0	9,505,549
June 1, 2010 – June 30, 2010	0	$0	0	9,505,549

Total:	358,800	$58.36	358,800	9,505,549

(1)	In August 2009, the C.H. Robinson Board of Directors authorized management to repurchase an additional 10,000,000 shares. These repurchases are expected to take place over multiple years. During the second quarter of 2010, we purchased 358,800 shares under the 2009 authorization.

ITEM 3.	Defaults on Senior Securities

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2010, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

(b) Reports on Form 8-K

We filed a report on Form 8-K April 21, 2010; this report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of our earnings release for the quarter ended March 31, 2010.

We filed a report on Form 8-K on May 13, 2010; this report contained information regarding our announcement that our Board of Directors declared a regular quarterly cash dividend.

We filed a report on Form 8-K on May 17, 2010; this report contained information regarding our announcement that our Board of Directors elected effective August 12, 2010, a new director, David W. McLennan.

We filed a report on Form 8-K on May 17, 2010, as amended on Form 8-K/A on May 19, 2010; this report announced the results of our shareholder meeting: Steven L. Polacek, ReBecca Keoning Roloff, and Michael W. Wickman were elected to serve three-year terms; the C.H. Robinson Worldwide, Inc. 2010 Non-Equity Incentive Plan was approved; and the appointment of Deloitte & Touche LLP as the Company’s Independent Registered public accounting firm was ratified.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2010

C.H. ROBINSON WORLDWIDE, INC.

By	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By	/s/ Chad M. Lindbloom
Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)