Form 10-Q
period 2010-09-30
C H ROBINSON WORLDWIDE INC
filed 2010-11-09
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of November 3, 2010, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 166,015,708.

C.H. ROBINSON WORLDWIDE, INC.

FORM 10-Q

For the Quarter Ended September 30, 2010

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$249,433	$337,308
Available-for-sale securities	34,123	48,310
Receivables, net of allowance for doubtful accounts of $30,250 and $30,651	1,142,457	885,543
Deferred tax asset	4,142	6,454
Prepaid expenses and other	36,785	29,654

Total current assets	1,466,940	1,307,269
Property and equipment, net	116,259	117,699
Goodwill	359,713	361,666
Intangible and other assets, net	31,297	33,192
Deferred tax asset	7,875	14,422

Total assets	$1,982,084	$1,834,248

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and outstanding checks	$670,910	$606,514
Accrued expenses:
Compensation and profit-sharing contribution	77,092	90,855
Other accrued liabilities	41,483	34,438

Total current liabilities	789,485	731,807
Long term liabilities:
Noncurrent income taxes payable	13,286	10,546
Other long term liabilities	8,733	11,995

Total liabilities	811,504	754,348

Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $0.10 par value, 480,000 shares authorized; 176,664 and 176,686 shares issued; 165,977 and 167,098 shares outstanding	16,598	16,710
Retained earnings	1,559,738	1,402,306
Additional paid-in capital	167,176	165,104
Accumulated other comprehensive loss	(4,551)	(1,636)
Treasury stock at cost (10,687 and 9,588 shares)	(568,381)	(502,584)

Total stockholders’ investment	1,170,580	1,079,900

Total liabilities and stockholders’ investment	$1,982,084	$1,834,248

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES:
Transportation	$2,026,154	$1,563,335	$5,629,334	$4,369,438
Sourcing	380,108	379,594	1,278,837	1,165,738
Information Services	14,095	11,874	40,785	33,647

Total revenues	2,420,357	1,954,803	6,948,956	5,568,823
COSTS AND EXPENSES:
Purchased transportation and related services	1,689,590	1,253,503	4,697,978	3,455,689
Purchased products sourced for resale	348,187	348,734	1,171,164	1,070,261
Personnel expenses	161,947	148,750	462,793	453,716
Other selling, general, and administrative expenses	54,300	49,015	158,226	147,104

Total costs and expenses	2,254,024	1,800,002	6,490,161	5,126,770

Income from operations	166,333	154,801	458,795	442,053
Investment and other income	149	439	986	1,658

Income before provision for income taxes	166,482	155,240	459,781	443,711
Provision for income taxes	63,855	59,780	175,916	170,615

Net income	102,627	95,460	283,865	273,096
Other comprehensive income (loss)	6,480	1,755	(2,916)	(1,961)

Comprehensive income	$109,107	$97,215	$280,949	$271,135

Basic net income per share	$0.62	$0.57	$1.72	$1.62

Diluted net income per share	$0.62	$0.57	$1.71	$1.61

Basic weighted average shares outstanding	164,691	167,191	164,968	168,168
Dilutive effect of outstanding stock awards	885	1,457	1,017	1,578

Diluted weighted average shares outstanding	165,576	168,648	165,985	169,746

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$283,865	$273,096
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	22,568	17,187
Depreciation and amortization	22,113	22,195
Provision for doubtful accounts	11,442	13,626
Deferred taxes and other	10,782	(2,238)
Changes in operating elements:
Receivables	(267,873)	(52,983)
Prepaid expenses and other	(2,570)	(15,127)
Accounts payable and outstanding checks	64,882	8,007
Accrued compensation and profit-sharing contribution	(12,912)	(12,216)
Accrued income taxes and other	4,839	(9,176)

Net cash provided by operating activities	137,136	242,371

INVESTING ACTIVITIES
Purchases of property and equipment	(14,000)	(26,120)
Purchases and development of software	(7,715)	(2,873)
Purchases of available-for-sale-securities	(10,752)	(11,915)
Sales/maturities of available-for-sale-securities	28,230	2,763
Cash paid for acquisitions	0	(43,537)
Restricted cash	(5,000)	0
Other investing activities	(12)	213

Net cash used for investing activities	(9,249)	(81,469)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	13,232	14,248
Repurchase of common stock	(110,054)	(176,971)
Excess tax benefit on stock-based compensation plans	9,497	8,052
Cash dividends	(126,709)	(122,023)

Net cash used for financing activities	(214,034)	(276,694)

Effect of exchange rates on cash	(1,728)	(2,677)
Net change in cash and cash equivalents	(87,875)	(118,469)
Cash and cash equivalents, beginning of period	337,308	494,743

Cash and cash equivalents, end of period	$249,433	$376,274

See accompanying notes.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of multimodal transportation services and logistics solutions through a network of 232 branch offices operating in North America, Europe, Asia, South America, Australia, and the Middle East. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

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

2. Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows (in thousands):

Balance December 31, 2009	361,666
Foreign currency translation	(1,953)

Balance September 30, 2010	$359,713

A summary of our other intangible assets, with finite lives, which include primarily non-competition agreements and customer relationships, is as follows (in thousands):

	September 30, 2010	December 31, 2009
Gross	$25,569	$43,519
Accumulated amortization	(12,758)	(26,947)

Net	$12,811	$16,572

Other intangible assets, with indefinite lives, are as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Trademarks	$1,800	$1,800

Amortization expense for other intangible assets is as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Amortization expense	$3,854	$5,162

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at September 30, 2010 is as follows (in thousands):

Remainder of 2010	$1,101
2011	3,813
2012	3,048
2013	2,865
2014	1,984

Total	$12,811

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

Given our prior experience with claims of this nature, we believe the court erred in allowing these claims to be considered by a jury. As a result, we are vigorously pursuing all available legal avenues by which we may obtain relief from the verdict. On September 15, 2009, the trial court entered an order denying substantially all of the relief which we had requested in our post-trial motions. Now that the trial court has concluded its handling of the matter, we have sought relief from the verdict from the Illinois Court of Appeals.

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

The following tables present information as of September 30, 2010 and December 31, 2009, about our financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques we used to determine their fair values.

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2010
Debt securities- Available-for-sale:
State and municipal obligations	$0	$33,203	$0	$33,203
Corporate bonds	0	920	0	920

Total assets at fair value	$0	$34,123	$0	$34,123

Contingent purchase price related to acquisitions	$0	$0	$15,917	$15,917

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2009
Debt securities- Available-for-sale:
State and municipal obligations	$0	$50,216	$0	$50,216
Corporate bonds	0	1,120	0	1,120

Total assets at fair value	$0	$51,336	$0	$51,336

Contingent purchase price related to acquisitions	$0	$0	$14,658	$14,658

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

The table below sets forth a reconciliation of our beginning and ending Level 3 financial liability balance.

	Three Months Ended September 30,
	2010	2009
Balance June 30	$15,403	$0
Acquisition related contingent purchase price	0	14,436
Total unrealized losses included in earnings	514	0

Balance September 30	$15,917	$14,436

	Nine Months Ended September 30,
	2010	2009
Balance December 31	$14,658	$0
Acquisition related contingent purchase price	0	14,436
Payment of contingent purchase price	(445)	0
Total unrealized losses included in earnings	1,704	0

Balance September 30	$15,917	$14,436

5. Stock Award Plans

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our statements of operations for stock-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock-based compensation expense	$10,187	$5,520	$22,568	$17,187

Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees, directors, and other third parties. A maximum of 28,000,000 shares can be granted under this plan; approximately 7,768,000 shares were available for stock awards as of September 30, 2010, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Stock Options—The contractual lives of all options as originally granted are ten years. Options vested over a five-year period from the date of grant, with none vesting the first year and one quarter vesting each year after that. Recipients are able to exercise options using a stock swap which results in a new, fully-vested restoration option with a grant price established based on the date of the swap and a remaining contractual life equal to the remaining life of the original option. Options issued to non-employee directors vest immediately. The fair value per option is established using the Black-Scholes option pricing model, with the resulting expense being recorded over the vesting period of the award. Other than restoration options, we have not issued any new stock options since 2003. As of September 30, 2010, there was no unrecognized compensation expense related to stock options since all outstanding options were fully vested.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Awards—We have awarded performance-based restricted shares and restricted units to certain key employees and non-employee directors. These restricted shares and restricted units are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. The awards also contain restrictions on the awardees’ ability to sell or transfer vested shares or units for a specified period of time. The fair value of these shares is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts have varied from 12 percent to 22 percent and are calculated using the Black-Scholes option pricing model. The variation in the calculated discount is primarily due to stock price volatility. These grants are being expensed based on the terms of the awards.

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

As of September 30, 2010, there was unrecognized compensation expense of $135.6 million related to previously granted restricted equity. The amount of future expense will be based primarily on company performance and certain other conditions.

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

Three Months Ended September 30, 2010
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
37,754	$2,244,000	$396,000

6. Income Taxes

C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2005.

	Three Months Ended September 30,
	2010	2009
Effective income tax rate	38.4%	38.5%

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

In addition to multimodal transportation services, we also offer fresh produce sourcing and fee-based information services. Our Sourcing business is the buying, selling, and marketing of fresh produce. We purchase fresh produce through our network of produce suppliers and sell it to retail grocers and restaurant chains, produce wholesalers and foodservice providers. In some cases, we also arrange the transportation of the produce we sell through our relationships with specialized transportation companies. Those revenues are reported as Transportation revenues. Our Information Services business is our subsidiary, T-Chek, which provides a variety of management and business intelligence services to motor carrier companies and to fuel distributors. Those services include funds transfer, fuel purchasing, and online expense management.

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

During the third quarter of 2010, we combined one branch with an existing branch. We did not open any new branches. We do not expect to open any new branches for the remainder of the year.

Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount as of September 30, 2010 increased 3.3 percent compared to our headcount as of December 31, 2009. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our sales employees more service-oriented, focused, and creative. In 2003, we implemented a restricted stock program to better align the interests of our key employees with the interests of our shareholders, and to motivate and retain them for the long term. These restricted stock awards vest over a five-year period based on the company’s earnings growth, and have been awarded annually since 2003.

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

Our contracted carriers. Our contracted carrier base includes motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. In 2009, our carrier base was approximately 47,000, down from approximately 50,000 in 2008. Motor carriers that had fewer than 100 tractors transported approximately 75 percent of our truckload shipments in 2009. In our Transportation business, our largest contracted carrier represents approximately one percent of our contracted carrier capacity.

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

Due to net revenue margin compression, we did not achieve our long-term growth goal of 15 percent during the third quarter of 2010. Our net revenues increased 8.5 percent to $382.6 million. Our income from operations increased 7.4 percent to $166.3 million and our diluted earnings per share increased 8.8 percent to $0.62. During the third quarter, our net revenue margins (net revenues as a percentage of total revenues) decreased to 15.8 percent in 2010 from 18.0 percent in 2009. Net revenue margins decreased largely due to higher transportation costs and higher fuel prices, partially offset by increased pricing to our customers.

Through October 25, 2010, our fourth quarter transportation volume growth rate has slowed slightly compared to the third quarter of 2010. Our total net revenues per business day have grown in the mid-teens, faster than our transportation volume growth. Because variances in business days, business activity, and seasonality can change overall growth rates significantly through a quarter, our results through October 25, 2010 are not necessarily indicative of our potential results for the full fourth quarter of 2010.

Results of Operations

The following table summarizes our total revenues by service line:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% change	2010	2009	% change
Revenues (in thousands)

Transportation	$2,026,154	$1,563,335	29.6%	$5,629,334	$4,369,438	28.8%
Sourcing	380,108	379,594	0.1%	1,278,837	1,165,738	9.7%
Information Services	14,095	11,874	18.7%	40,785	33,647	21.2%

Total	$2,420,357	$1,954,803	23.8%	$6,948,956	$5,568,823	24.8%

The following table illustrates our net revenue margins, or net revenues as a percentage of total revenues, between services and products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Transportation	16.6%	19.8%	16.5%	20.9%
Sourcing	8.4	8.1	8.4	8.2
Information Services	100.0	100.0	100.0	100.0

Total	15.8%	18.0%	15.5%	18.7%

The following table summarizes our net revenues by service line:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% change	2010	2009	% change
Net revenues (in thousands)

Transportation:

Truck	$284,200	$268,055	6.0%	$785,782	$790,640	-0.6%
Intermodal	9,188	8,350	10.0%	27,109	26,608	1.9%
Ocean	17,057	13,404	27.3%	44,049	40,578	8.6%
Air	11,453	8,309	37.8%	31,559	23,394	34.9%
Miscellaneous	14,666	11,714	25.2%	42,857	32,529	31.8%

Total transportation	336,564	309,832	8.6%	931,356	913,749	1.9%

Sourcing	31,921	30,860	3.4%	107,673	95,477	12.8%
Information Services	14,095	11,874	18.7%	40,785	33,647	21.2%

Total net revenues	$382,580	$352,566	8.5%	$1,079,814	$1,042,873	3.5%

The following table represents certain statement of operations data, shown as percentages of our net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Personnel expenses	42.3	42.2	42.9	43.5
Other selling, general, and administrative expenses	14.2	13.9	14.7	14.1

Total operating expenses	56.5	56.1	57.5	57.6

Income from operations	43.5	43.9	42.5	42.4
Investment and other income	0.0	0.1	0.1	0.2

Income before provision for income taxes	43.5	44.0	42.6	42.5
Provision for income taxes	16.7	17.0	16.3	16.4

Net income	26.8%	27.1%	26.3%	26.2%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Total revenues and direct costs. Our consolidated total revenues increased 23.8 percent in the third quarter of 2010 compared to the third quarter of 2009. Total Transportation revenues increased 29.6 percent to $2.0 billion in the third quarter of 2010 from $1.6 billion in the third quarter of 2009. This increase was driven by higher volumes in all of our transportation modes and increased pricing to our customers, including the impacts of higher fuel costs. Total purchased transportation services increased 34.8 percent in the third quarter of 2010 to $1.7 billion from $1.3 billion in the third quarter of 2009. This increase was due to higher volumes in all of our transportation modes and higher transportation costs, including the impacts of higher fuel costs. Our Sourcing revenue increased 0.1 percent to $380.1 million in the third quarter of 2010, including the previously announced acquisition of Rosemont Farms, Inc. (“Rosemont”) on September 15, 2009. The incremental revenues of this acquisition were offset primarily by declines in our business with a large customer. Purchased products sourced for resale decreased 0.2 percent in the third quarter of 2010 to $348.2 million from $348.7 million in the third quarter of 2009. Our Information Services revenue increased 18.7 percent to $14.1 million in the third quarter of 2010 from $11.9 million in the third quarter of 2009. The increase was driven by an increase in transactions and increases in some fees that are impacted by fuel prices.

Net revenues. Total Transportation net revenues increased 8.6 percent to $336.6 million in the third quarter of 2010 from $309.8 million in the third quarter of 2009. Our Transportation net revenue margin decreased to 16.6 percent in 2010 from 19.8 percent in 2009 largely driven by higher transportation costs and higher fuel costs, partially offset by an increase in transportation pricing to our customers. While our different pricing arrangements with customers and contract carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through to our business. Therefore, in times of increasing fuel prices, our net revenue margin percentage declines as it did in the third quarter of 2010.

Our truck net revenues, which consist of truckload and less-than-truckload (“LTL”) services, comprise approximately 74 percent of our total net revenues. Our truck net revenues increased 6.0 percent to $284.2 million in the third quarter of 2010 from $268.1 million in the third quarter of 2009. Our truckload volumes increased approximately 14 percent. Our truckload net revenue margin decreased in the third quarter due to higher transportation costs and higher fuel prices, partially offset by increased pricing to our customers. Consistent with past periods of increased transportation demand, our cost of capacity increased faster than our customer rates. Excluding the estimated impacts of the change in fuel, our truckload pricing to our customers increased approximately eight percent in the third quarter of 2010 compared to the third quarter of 2009. Our truckload transportation costs increased approximately 12 percent, excluding the estimated impacts of fuel.

During the third quarter of 2010, our LTL net revenues increased approximately 18 percent. The increase was driven by an increase in total shipments of approximately 17 percent, partially offset by a small decline in our net revenue margin. Our LTL net revenue margin declined in the third quarter of 2010 compared with the third quarter of 2009 due to higher transportation costs.

Our intermodal net revenue increase of 10.0 percent to $9.2 million in the third quarter was driven by increased volume. Our intermodal net revenue margin declined in the third quarter of 2010 compared to the third quarter of 2009 due to higher transportation costs. While we were pleased with our results, limited access to container capacity constrained our volume growth this quarter. To adjust to the market conditions of high shipper demand and limited capacity, in the third quarter of 2010 we entered into a two-year lease of 300 containers, which is about ten percent of our anticipated capacity needs.

Our ocean transportation net revenue increase of 27.3 percent to $17.1 million in the third quarter of 2010 was driven by significant volume increases. We experienced a net revenue margin decline due to increased cost of capacity, which was partially offset by increased pricing to our customers.

Our air transportation net revenue increased 37.8 percent to $11.5 million in the third quarter of 2010 due to increased volumes. Our air net revenue margins decreased in the third quarter of 2010 due to higher transportation costs.

Other logistics services net revenues consist primarily of transportation management fees and customs brokerage fees. The increase of 25.2 percent was driven primarily by an increase in management fees.

For the third quarter, Sourcing net revenue increased 3.4 percent to $31.9 million in 2010 from $30.9 million in 2009, including the acquisition of Rosemont. Excluding the Rosemont acquisition, Sourcing net revenues decreased approximately 11 percent in the third quarter of 2010. This decline is primarily due to decreased volumes with a large customer that, due to a change in their sourcing strategy, has eliminated some of our business with them. We continue to help them through the transition and believe that there may be new opportunities for us to grow our business with them in the future. As a result of this change, we believe our Sourcing volumes and net revenues could decline over the next few quarters as this transition will initially lead to more declines than new opportunities available to us. Our net revenue margin increased to 8.4 percent in 2010 from 8.1 percent in 2009.

Our Information Services net revenue increased 18.7 percent in the third quarter of 2010 to $14.1 million. The increase was driven by increases in transactions and higher fuel prices, as some of our merchant fees are based on a percentage of the total sale amount.

Operating expenses. For the third quarter, operating expenses increased 9.3 percent to $216.2 million in 2010 from $197.8 million in 2009. This was due to an increase of 8.9 percent in personnel expenses and an increase of 10.8 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses increased to 56.5 percent in the third quarter of 2010 from 56.1 percent in the third quarter of 2009.

Personnel expenses related to our restricted stock program and various other incentive plans increased as many are variable, based on growth in our earnings. For the third quarter, stock based compensation expense increased 84.5 percent to $10.2 million in 2010 from $5.5 million in 2009. In addition to our variable compensation plans, our headcount as of September 30, 2010 increased 3.0 percent over September 30, 2009. Our personnel expenses as a percentage of net revenue increased in the third quarter of 2010 to 42.3 percent compared to 42.2 percent in the third quarter of 2009.

For the third quarter, other selling, general, and administrative expenses increased 10.8 percent to $54.3 million in 2010 from $49.0 million in 2009. A significant portion of the increase in our other selling, general, and administrative expenses was related to our acquisition of Rosemont. We also had increased expenses related to travel and entertainment, freight claims, and provision for doubtful accounts during the quarter.

Income from operations. Income from operations increased 7.4 percent to $166.3 million for the three months ended September 30, 2010. Income from operations as a percentage of net revenues was 43.5 percent and 43.9 percent for the three months ended September 30, 2010 and 2009.

Investment and other income. Investment and other income decreased 66.1 percent to $0.1 million for the three months ended September 30, 2010. Our investment income is down due to a decrease in our average invested portfolio balance and lower investment yields during the third quarter of 2010 compared to the third quarter of 2009.

Provision for income taxes. Our effective income tax rate was 38.4 percent for the third quarter of 2010 and 38.5 percent for the third quarter of 2009. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income increased 7.5 percent to $102.6 million for the three months ended September 30, 2010. Basic net income per share was $0.62 and $0.57 for the three months ended September 30, 2010 and 2009. Diluted net income per share was $0.62 and $0.57 for the three months ended September 30, 2010 and 2009.

Nine Months Ended September 30, 20010 Compared to Nine Months Ended September 30, 2009

Total revenues and direct costs. Our consolidated total revenues increased 24.8 percent for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Total Transportation revenues increased 28.8 percent to $5.6 billion in first nine months of 2010 from $4.4 billion in the first nine months of 2009. Total purchased transportation services increased 35.9 percent in the nine months ended September 30, 2010 to $4.7 billion from $3.5 billion in the nine months ended September 30, 2009. These increases were driven by higher transportation rates, higher fuel prices, and volume increases in all of our transportation modes. Our Sourcing revenue increased 9.7 percent to $1.3 billion in the nine months ended September 30, 2010. Purchased products sourced for resale increased 9.4 percent in the nine months ended September 30, 2010 to $1.2 billion from $1.1 billion in the nine months ended September 30, 2009. These increases were primarily due to the previously announced acquisition of Rosemont and volume growth. Our Information Services revenue increased 21.2 percent to $40.8 million in the nine months ended September 30, 2010 from $33.6 million in the nine months ended September 30, 2009. The increase was driven by an increase in transactions and increases in some fees that are impacted by fuel prices.

Net revenues. Total Transportation net revenues increased 1.9 percent to $931.4 million in the nine months ended September 30, 2010 from $913.7 million in the nine months ended September 30, 2009. Our Transportation net revenue margin decreased to 16.5 percent in 2010 from 20.9 percent in 2009 largely driven by higher transportation costs and higher fuel costs. While our different pricing arrangements with customers and contract carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through to our business. Therefore, in times of increasing fuel prices, our net revenue margin percentage declines as they did in the first nine months of 2010.

Our truck net revenues, which consist of truckload and LTL services, comprise approximately 73 percent of our total net revenues. Our truck net revenues decreased 0.6 percent to $785.8 million in the nine months ended September 30, 2010 from $790.6 million in the nine months ended September 30, 2009. Our truckload volumes increased 18 percent. Our truckload rates increased approximately 9 percent. Excluding the estimated impacts of fuel, on average our truckload rates increased approximately four percent in the nine months ended September 30, 2010. Our truckload net revenue margin decreased due to higher fuel prices and higher cost of capacity. Consistent with past periods of increased transportation demand, our cost of capacity increased faster than our customer rates. Excluding the estimated impacts of fuel, our cost of truckload capacity increased approximately nine percent as carriers increased their rates.

During the nine months ended September 30, 2010, our LTL net revenues increased approximately 18 percent. The increase was driven by an increase in total shipments of approximately 27 percent, partially offset by net revenue margin declines. Our LTL net revenue margin declined during the nine months ended September 30, 2010 compared with the same period of 2009 due to higher transportation costs.

Our intermodal net revenue increase of 1.9 percent to $27.1 million in the nine months ended September 30, 2010 was driven by volume increases, offset substantially by net revenue margin declines.

Our ocean transportation net revenue increased 8.6 percent to $44.0 million in the nine months ended September 30, 2010 driven by large volume increases. For the nine months ended September 30, 2010, we experienced a net revenue margin decline due to increased cost of capacity, which was partially offset by increased pricing to our customers.

Our air transportation net revenue increase of 34.9 percent to $31.6 million in the nine months ended September 30, 2010 was driven by both increased volumes and pricing to customers, partially offset by decreased net revenue margins.

Other logistics services net revenues consist primarily of transportation management fees and customs brokerage fees. The increase of 31.8 percent was driven by an increase in management fees and customs brokerage fees.

For the nine months ended September 30, 2010, Sourcing net revenue increased 12.8 percent to $107.7 million in 2010 from $95.5 million in 2009. This increase was driven primarily by the acquisition of Rosemont. Excluding this acquisition, Sourcing net revenues declined 3.1 percent in the nine months ended September 30, 2010 compared to 2009. Our margin increased slightly to 8.4 percent in 2010.

Our Information Services net revenue increased 21.2 percent in the nine months ended September 30, 2010 to $40.8 million. The increase was driven by increases in transactions and higher fuel prices, as some of our merchant fees are based on a percentage of the total sale amount.

Operating expenses. For the first nine months of 2010, operating expenses increased 3.4 percent to $621.0 million from $600.8 million in 2009. This was due to an increase of 2.0 percent in personnel expenses and an increase of 7.6 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses decreased slightly to 57.5 percent in the nine months ended September 30, 2010 from 57.6 percent in the nine months ended September 30, 2009.

Personnel expenses related to our restricted stock program and various other incentive plans increased as many are variable, based on growth in our earnings. For the nine month period ended September 30, 2010, stock based compensation expense increased 31.3 percent to $22.6 million in 2010 from $17.2 million in 2009. In addition to our variable compensation plans, our average headcount for the nine months ended September 30, 2010 decreased 0.1 percent over the same period of 2009. Personnel expenses as a percentage of net revenues decreased to 42.9 percent for the nine months ended September 30, 2010 compared to 43.5 percent during the same period of 2009.

For the nine month period ended September 30, 2010 other selling, general, and administrative expenses increased 7.6 percent to $158.2 million from $147.1 million in 2009. This increase was primarily related to the acquisitions we completed in 2009.

Income from operations. Income from operations increased 3.8 percent to $458.8 million for the nine months ended September 30, 2010. Income from operations as a percentage of net revenues was 42.5 percent and 42.4 percent for the nine months ended September 30, 2010 and 2009.

Investment and other income. Investment and other income decreased 40.5 percent to $1.0 million for the nine months ended September 30, 2010. Our investment income is down due to a decrease in our average invested portfolio balance and lower investment yields in 2010 compared to 2009.

Provision for income taxes. Our effective income tax rate was 38.3 percent for the nine months ended September 30, 2010 and 38.5 percent for the nine months ended September 30, 2009. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income increased 3.9 percent to $283.9 million for the nine months ended September 30, 2010. Basic net income per share was $1.72 and $1.62 for the nine months ended September 30, 2010 and 2009. Diluted net income per share was $1.71 and $1.61 for the nine months ended September 30, 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $249.4 million and $376.3 million as of September 30, 2010 and 2009. Available-for-sale securities consisting primarily of highly liquid investments totaled $34.1 million and $11.9 million as of September 30, 2010 and 2009. Working capital at September 30, 2010 and 2009 was $677.5 million and $614.3 million.

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

Cash flow from operating activities. We generated $137.1 million and $242.4 million of cash flow from operations during the nine months ended September 30, 2010 and 2009. Accounts receivable increased by $267.9 million from December 31, 2009 to September 30, 2010. This increase was driven by growth in total revenues and transaction volumes during the same period. Accounts payable increased by $64.9 million from December 31, 2009 to September 30, 2010. Our investment in working capital increased during the year, primarily due to increased activity in our Quick Pay program. This increase was driven by both our increased volume and transportation rates as well as increased usage as a percentage of the total payments. This increased investment in working capital resulted in a decrease in our cash flow from operating activities.

Cash flow from investing activities. We used $9.2 million and $81.5 million of cash flow for investing activities during the nine months ended September 30, 2010 and 2009. We used $21.7 million and $29.0 million of cash for capital expenditures, including the purchase and development of software, during the nine months ended September 30, 2010 and 2009. During the first nine months of 2009, we used $13.9 million for capital expenditures related to our data center which was completed in August, 2009. We had $17.5 million of cash provided from net purchases, sales, and maturities of available-for-sale securities during the nine months ended September 30, 2010.

Cash flow from financing activities. We used $214.0 million and $276.7 million of cash flow for financing activities during the nine months ended September 30, 2010 and 2009.

We used $126.7 million and $122.0 million to pay cash dividends during the nine months ended September 30, 2010 and 2009, with the increase in 2010 due to a four percent increase in our quarterly dividend rate to $0.25 per share in 2010 from $0.24 per share in 2009.

We also used $110.1 million and $177.0 million of cash flow for share repurchases during the nine months ended September 30, 2010 and 2009. The decrease is due to a decline of approximately 44 percent in the number of shares purchased during the first nine months of 2010 compared to the same period of 2009. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.

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

Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $30.3 million as of September 30, 2010, decreased compared to the allowance of $30.7 million as of December 31, 2009. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

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

Stock-based compensation. The fair value of each share-based payment award is established on the date of grant. For grants of restricted shares and restricted units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts have varied from 12 percent to 22 percent and are calculated using the Black-Scholes option pricing model. The variation in the calculated discount is primarily due to stock price volatility. For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $283.6 million of cash and investments on September 30, 2010, consisting of $249.4 million of cash and cash equivalents and $34.1 million of short-term available-for-sale securities. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are money market securities consisting of treasury and tax exempt bonds. All of our available-for-sale securities are high-quality bonds and substantially all are exempt from U.S. federal income taxes. Because of the credit risk criteria of our investment policies and practices, the primary market risks associated with these investments are interest rate and liquidity risks. A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. Market risk arising from changes in foreign currency exchange rates are not material due to the size of our international operations.

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

Given our prior experience with claims of this nature, we believe the court erred in allowing these claims to be considered by a jury. As a result, we are vigorously pursuing all available legal avenues by which we may obtain relief from the verdict. On September 15, 2009, the trial court entered an order denying substantially all of the relief which we had requested in our post-trial motions. Now that the trial court has concluded its handling of the matter, we have sought relief from the verdict from the Illinois Court of Appeals.

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

The following table provides information about purchases by the company during the quarter ended September 30, 2010 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 – July 31, 2010	355,800	$58.78	355,800	9,149,749
August 10, 2010 – August 31, 2010	0	$0	0	9,149,749
September 1, 2010 – September 30, 2010	0	$0	0	9,149,749

Total:	355,800	$58.78	355,800	9,149,749

(1)	In August 2009, the C.H. Robinson Board of Directors authorized management to repurchase an additional 10,000,000 shares. These repurchases are expected to take place over multiple years. During the third quarter of 2010, we purchased 355,800 shares under the 2009 authorization.

ITEM 3.	Defaults on Senior Securities

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2010, formatted in XBRL

(b) Reports on Form 8-K

We filed a report on Form 8-K July 27, 2010; this report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of our earnings release for the quarter ended June 30, 2010.

We filed a report on Form 8-K on August 12, 2010; this report contained information regarding our announcement that our Board of Directors declared a regular quarterly cash dividend.

We filed a report on Form 8-K on May 17, 2010, as amended on Form 8-K/A on August 12, 2010; this report contained information regarding our announcement that our Board of Directors elected effective August 12, 2010, a new director, David W. McLennan, who will serve as a member of the Governance Committee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2010

C.H. ROBINSON WORLDWIDE, INC.

By	/S/ JOHN P. WIEHOFF
John P. Wiehoff
Chief Executive Officer

By	/S/ CHAD M. LINDBLOOM
Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)