Form 10-K
period 2010-12-31
C H ROBINSON WORLDWIDE INC
filed 2011-03-01
CIK 1043277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $9,223,431,124 (based upon the closing price of $55.66 per common share as quoted on The NASDAQ National Market).

As of February 22, 2011, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 166,057,428.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 12, 2011 (the “Proxy Statement”), are incorporated by reference in Parts I and III.

C.H. ROBINSON WORLDWIDE, INC.

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2010

PART I

ITEM 1.	BUSINESS

Overview

C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest third party logistics companies in the world with 2010 consolidated total revenues of $9.3 billion. We provide freight transportation services and logistics solutions to companies of all sizes, in a wide variety of industries. During 2010 we handled approximately 9.2 million shipments for more than 36,000 customers. We operate through a network of 231 offices, which we call branches, in North America, Europe, Asia, South America, Australia, and the Middle East. We have developed global multimodal transportation and distribution networks to provide transportation and supply chain services worldwide. As a result, we have the capability of facilitating most aspects of the supply chain on behalf of our customers.

As a third party logistics provider, we cultivate contractual relationships with a wide variety of transportation companies, and utilize those relationships to efficiently and cost effectively transport our customers’ freight. We have contractual relationships with approximately 49,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), air freight and ocean carriers. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate transportation for each shipment. Because we rely on subcontractors to transport freight, we can be flexible and focus on seeking solutions that work for our customers, rather than focusing on asset utilization. As an integral part of our transportation services, we provide a wide range of value-added logistics services, such as supply chain analysis, freight consolidation, core carrier program management, and information reporting.

In addition to multimodal transportation services, we have two other services: sourcing services (“Sourcing”) and fee-based information services (“Information Services”).

Our Sourcing business is primarily the buying, selling, and marketing of fresh produce. It was our original business when we were founded in 1905. Much of our logistics expertise can be traced to our significant experience in handling produce and temperature controlled commodities. We supply fresh produce through our network of independent produce growers and suppliers. Our customers include grocery retailers and restaurants, produce wholesalers, and foodservice distributors. In many cases, we also arrange the transport of the products we sell through our contractual relationships with owners of specialized transportation equipment. We have developed proprietary brands of produce including The Fresh 1® and OurWorld® Organics, and we also have exclusive licensing agreements to distribute fresh produce under consumer recognized brand names such as Tropicana®, Welch’s®, Mott’s®, and Glory Foods®. The produce for these brands is sourced through our preferred grower network and packed to order through contract packing agreements. We have instituted quality assurance and monitoring procedures with each of these preferred growers.

Information Services is comprised of a C.H. Robinson subsidiary, T-Chek Systems, Inc. (T-Chek). T-Chek is a business-to-business provider of spend management and payment processing services. The majority of T-Chek’s customers are motor carriers and truck stop chains. T-Chek’s platform supports open and closed loop networks that facilitate a variety of funds transfer, vendor payments, fuel purchasing, and online expense management.

Our business model has been the main driver of our historical results and has positioned us for continued growth. One of our competitive advantages is our branch network of 231 offices, staffed by approximately 5,900 salespeople. These branch employees are in close proximity to both customers and transportation providers, which gives them broad knowledge of their local markets and enables them to respond quickly to customers’ and transportation providers’ changing needs. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on the profitability of their branch and their contributions to the success of the branch. We believe this makes our sales employees more service-oriented, focused, and creative.

Approximately 37 percent of our truckload shipments are shared transactions between branches. Our branches work together to complete transactions and collectively meet the needs of our customers. For large multi-location customers, we often coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. Our methodology of providing services is very similar across all branches. Our North American branches have a common technology platform that they use to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction.

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

Historically, we have grown primarily through internal growth, by growing market share through the addition of new customers and expanding our relationships with our current customers, adding new services, expanding our market presence and operations globally, and hiring additional salespeople. We have augmented our growth through selective acquisitions.

Multimodal Transportation and Logistics Services

C.H. Robinson provides freight transportation and related logistics and supply-chain services. Our services range from commitments on a specific shipment to much more comprehensive and integrated relationships. We execute these service commitments by hiring and training people, developing proprietary systems and technology processes, and utilizing our network of subcontracted transportation providers, including contract motor carriers, railroads, air freight carriers, and ocean carriers. We make a profit on the difference between what we charge to our customers for the totality of services provided to them and what we pay to the transportation providers to handle or transport the freight. While industry definitions vary, given our extensive subcontracting to create a flexible network of solutions, we are generally referred to in the industry as a third-party logistics company.

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

•

Intermodal — Our intermodal transportation service is the shipment of freight in trailers or containers by a combination of truck and rail. We have intermodal marketing agreements with container owners and all Class 1 railroads in North America, and we arrange local pickup and delivery (known as drayage) through local contracted motor carriers.

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

Customers communicate their freight needs, typically on a shipment-by-shipment basis, to the branch responsible for their account. Customers communicate with us by means of telephone, fax, internet, email, or Electronic Data Interchange (EDI). The branch employee ensures that all appropriate information about each shipment is entered into our proprietary operating system. With the help of information provided by the operating system, the salesperson then selects a contracted carrier or carriers, based upon his or her knowledge of the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Based on the information he or she has about the market and rates, the salesperson may either determine an appropriate price at that point or wait to communicate with a contracted carrier directly before setting a price. In many cases, employees from different branch offices collaborate to hire the appropriate contracted carrier for our customers’ freight, and the branch offices agree to an internal profit split.

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

As a result of our logistics capabilities, some of our customers have us handle all, or a substantial portion, of their freight transportation requirements. Our branch employees price our services to provide a profit to us for the totality of services performed for the customer. In some cases, our services to the customer are priced on a spot market, or transactional, basis. In a number of instances, we have contracts with the customer in which we agree to handle an estimated number of shipments, usually to specified destinations, such as from the customer’s plant to a distribution center. Our commitments to handle the shipments are usually at pre-determined rates. Most of our rate commitments are for one year or less and therefore allow for renegotiation. As is typical in the transportation industry, most of these contracts do not include specific volume commitments. When we enter into prearranged rate agreements for truckload services with our customers, we usually have surcharge agreements in addition to the underlying line-haul portion of the rate.

We purchase the majority of our truckload services from our contract truckload carriers on a spot market, or transactional, basis, even when we are working with the customer on a contractual basis. When we enter into spot transactions with contract motor carriers, we generally negotiate a mutually-agreed upon total market rate that includes all costs, including any applicable fuel expense. However, if requested by the contract carrier, we will estimate and report fuel separately. In a small number of cases, we may get advance commitments from one or more contract carriers to transport contracted shipments for the length of our customer contract. In those cases, where we have prearranged rates with contract carriers, there is a calculated fuel surcharge based on a mutually agreed-upon formula.

In the course of providing day-to-day transportation services, our branch employees often identify opportunities for additional logistics services as they become more familiar with our customers’ daily operations and the nuances of their supply chains. We offer a wide range of logistics services on a worldwide basis that reduce or eliminate supply chain inefficiencies. We will analyze the customers’ current transportation rate structures, modes of shipping, and carrier selection. We can identify opportunities to consolidate shipments for cost savings. We will suggest ways to improve operating and shipping procedures and manage claims. We can help customers minimize storage through cross-docking and other flow-through operations. We may also examine the customers’ warehousing and dock procedures. Many of these services are bundled with underlying transportation services and are not typically priced separately. They are usually included as a part of the cost of transportation services provided by us, based on the nature of the customer relationship. In addition to these transportation services, we may supply sourcing, contract warehousing, consulting, fee-based transportation management, and other services, for which we are usually paid separately.

As we have emphasized integrated logistics solutions, our relationships with many customers have broadened, and we have become key providers to our customers, responsible for helping them manage a greater portion of their supply chains. We may serve our customers through specially created teams and through several branches. Our multimodal transportation services are provided to numerous international customers through our worldwide branch network. See Note 1 in Item 8 for an allocation of our total revenues from domestic and foreign customers for the years ended December 31, 2010, 2009, and 2008 and our long-lived assets as of December 31, 2010, and 2009 in the United States and in foreign locations.

The table below shows our net revenues by transportation mode for the periods indicated:

Transportation Net Revenues

	Year Ended December 31,
(in thousands)	2010	2009	2008	2007	2006
Truck(1)	$1,076,247	$1,040,703	$1,030,070	$949,277	$822,954
Intermodal	36,550	35,245	43,618	38,670	36,176
Ocean	60,763	54,188	62,094	43,530	37,150
Air	42,315	32,662	35,390	31,315	21,533
Other Logistics Services	57,254	44,784	41,407	35,240	28,152

Total	$1,273,129	$1,207,582	$1,212,579	$1,098,032	$945,965

(1)	Includes truckload and LTL net revenues.

Transportation services accounted for approximately 87 percent of our net revenues in 2010 and 88 percent of our net revenues in 2009 and 2008.

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

Our Sourcing customer base includes large multi-store grocery retailers, restaurant chains, and foodservice providers, and growers.

Our Sourcing services have expanded to include forecasting and replenishment, brand management, and category development services. We have various national and regional branded produce programs, including both proprietary brands and national licensed brands. These programs contain a wide variety of fresh bulk and value added fruits and vegetables that are high in quality. These brands have expanded our market presence and relationships with many of our retail customers. We have also instituted quality assurance and monitoring programs as part of our branded and preferred grower programs.

Sourcing accounted for approximately nine percent of our net revenues in 2010 and 2009, and eight percent in 2008.

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

Information Services accounted for approximately four percent of our net revenues in 2010, three percent of our net revenues in 2009, and four percent in 2008.

Organization

Branch Network. To keep us close to our customers and markets, we operate through a network of offices, which we call “branches.” We currently have 231 branches.

We have branches in the following areas of the world:

Region	Number of Branches
North America	176
Europe	29
Asia	20
South America	4
Australia	1
Middle East	1

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

Employees at a branch operate and are compensated in large part on a team basis. The team structure is motivated by our performance-based compensation system, in which a significant portion of the cash compensation of most branch managers and salespeople is dependent on the profitability of their particular branch. Branch managers and salespeople who have been employed for at least one complete year are paid a performance-based bonus, which is a portion of the branch’s earnings for that calendar year. The percentage they can potentially earn is predetermined in an annual bonus contract and is based on their productivity and contributions to the overall success of the branch. Employees can also receive profit sharing contributions that depend on our overall profitability and other factors in our 401(k) plan. In some special circumstances, such as opening new branches, we may guarantee a level of compensation to the branch manager and key salespeople for a short period of time.

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

Shared Services

Our branches are supported by our corporate executives and shared services. Approximately 15 percent of our employees are corporate employees who provide shared services in centralized centers. Approximately 28 percent of these corporate employees are information technology personnel who develop and maintain our proprietary operating system software and our wide area network.

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

The Board of Directors designates the executive officers annually. Below are the names, ages, and positions of the executive officers:

Name	Age	Position
John P. Wiehoff	49	Chief Executive Officer and Chairman of the Board
James E. Butts	55	Senior Vice President
Ben G. Campbell	45	Vice President, General Counsel and Secretary
James P. Lemke	43	Senior Vice President
Chad M. Lindbloom	46	Senior Vice President and Chief Financial Officer
Scott A. Satterlee	42	Senior Vice President
Mark A. Walker	53	Senior Vice President

John P. Wiehoff has been chief executive officer of C.H. Robinson since May 2002, president of the company since December 1999, a director since 2001, and became the chairman in January 2007. Previous positions with the company include senior vice president from October 1998, chief financial officer from July 1998 to December 1999, treasurer from August 1997 to June 1998, and corporate controller from 1992 to June 1998. Prior to that, John was employed by Arthur Andersen LLP. John also serves on the Boards of Directors of Polaris Industries Inc. (NYSE: PII) and Donaldson Company, Inc. (NYSE: DCI). He holds a Bachelor of Science degree from St. John’s University.

James E. Butts was named senior vice president in December 2007, having served as an executive and officer of C.H. Robinson since April 2002. Previous positions with the company include branch manager at the Chicago South and Detroit branches. Jim has been with C.H. Robinson since 1978 and holds a Bachelor of Arts degree from Wayne State University and a Masters of Business Administration from Phoenix University. Jim serves on the Advisory Board of Logistics Quarterly, and on the Editorial Board of CSCMP Supply Chain Quarterly. He is a member of the University of Minnesota, Carlson School of Management's Supply Chain and Operations Board of Advisors, as well as Board member of the National Association of Manufacturers. Jim is also a member of the Board of Directors of Store to Door, a non-profit agency that delivers groceries to adults who are unable to shop for themselves, and a Board member for Junior Achievement of the Upper Midwest.

Ben G. Campbell was named vice president, general counsel and secretary in January 2009. Ben joined C.H. Robinson in 2004 and most recently held the position of assistant general counsel. Before coming to C.H. Robinson, Ben was a partner at Rider Bennett, LLP, in Minneapolis, MN. Ben holds a Bachelor of Science degree from St. John’s University and a Juris Doctor from William Mitchell School of Law.

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

Mark A. Walker was named senior vice president in December 2007, after serving as a vice president and officer since December 1999. Additional positions with C.H. Robinson include chief information officer from December 1999 to October 2001 and president of T-Chek. Mark joined the company in 1980. Mark holds a Bachelor of Science degree from Iowa State University and a Masters of Business Administration from the University of St. Thomas.

Employees

As of December 31, 2010, we had a total of 7,628 employees, 6,493 of whom were located in our branch offices. Services such as accounting, information technology, legal, marketing, human resource support, credit and claims management, and carrier services are supported centrally.

Customer Relationships

We seek to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing them with a full range of logistics services. During 2010, we served over 36,000 customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries. During 2010, our largest customer accounted for approximately five percent of total revenues and approximately three percent of net revenues. In recent years, we have grown by adding new customers and by increasing our volumes with, and providing more services to, our existing customers.

Branches seek additional business from existing customers and pursue new customers based on their knowledge of the marketplace and the range of value of logistics services that we can provide. We believe that our account management disciplines and decentralized structure enable our salespeople to better serve our customers by combining a broad knowledge of logistics and market conditions, with a deep understanding of the specific supply chain issues facing individual customers and certain vertical industries. With the guidance of our executive team, branches are given significant latitude to pursue opportunities and to commit our resources to serve our customers.

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

In 2010, we worked with approximately 49,000 transportation providers worldwide, of which the vast majority are contracted motor carriers. To strengthen and maintain our relationships with motor carriers, our salespeople regularly communicate with carriers and try to assist them by increasing their equipment utilization, reducing their empty miles, and repositioning their equipment. To make it easier for contract carriers to work with us, we have a policy of prompt payment upon receipt of proof of delivery. For those contract carriers who would like a faster payment, we also offer payment within 48 hours of receipt of proof of delivery in exchange for a discount, along with offering in-trip cash advances through our T-Chek subsidiary.

These contracted motor carriers provide access to temperature controlled vans, dry vans, and flatbeds. These contract carriers are of all sizes, including owner-operators of a single truck, small and mid-size fleets, private fleets, and the largest national trucking companies. Consequently, we are not dependent on any one contract carrier. Our largest truck transportation provider was less than one percent of our total cost of transportation in 2010. Motor carriers that had fewer than 100 tractors transported approximately 83 percent of our truckload shipments in 2010. Every carrier with which we do business is required to execute a contract that establishes that the carrier is acting as an independent contractor. At the time the contract is executed, and periodically thereafter, we verify that each carrier is properly licensed and insured, has the necessary federally-issued authority to provide transportation services, and has the ability to provide the necessary level of service on a dependable basis. Our motor carrier contracts require that the carrier issue invoices only to and accept payment solely from us for the shipments that they transport under their contract with us, and allow us to withhold payment to satisfy previous claims or shortages. Our standard contracts do not include volume commitments, and the initial contract rate is modified each time we confirm an individual shipment with a carrier.

We also have intermodal marketing agreements with container owners and all Class 1 railroads in North America, giving us access to additional trailers and containers. Our contracts with railroads specify the transportation services and payment terms by which our intermodal shipments are transported by rail. Intermodal transportation rates are typically negotiated between us and the railroad on a customer-specific basis. We have entered into a two year lease for 300 containers through our relationships with one of the Class 1 railroads. We believe that these containers have helped us better serve our customers and we will continue to analyze the strategy of controlling containers.

In our non-vessel operating common carrier (“NVOCC”) ocean transportation and freight forwarding business, we have contracts with most of the major ocean carriers which support a variety of service and rate needs for our customers. We negotiate annual contracts that establish the predetermined rates we agree to pay the ocean carriers. The rates are negotiated based on expected volumes from our customers, specific trade lane requirements, and anticipated growth in the international shipping marketplace. These contracts are often amended throughout the year to reflect changes in market conditions for our business, such as additional trade lanes.

We operate both as a consolidator and as a transactional air freight forwarder internationally and in North America. We determine routing, select air carriers, provide for local pickup and delivery of shipments, and arrange for customs clearance of shipments, including the payment of duties. We execute our air freight services through our relationships with air carriers, through charter services, block space agreements, capacity space agreements, and transactional spot market negotiations. Through charter services, we contract part or all of an airplane to meet customer requirements. Our block space agreements and capacity space agreements are contracts for a defined time period. The contracts include fixed allocations for predetermined flights at agreed upon rates that are reviewed periodically throughout the year. The transactional negotiations afford us the ability to capture excess capacity at prevailing market rates for a specific shipment.

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

We often compete with respect to price, scope of services, or a combination thereof, but believe that our most significant competitive advantages are:

•

Our branch network, which enables our salespeople to gain broad knowledge about individual customers, carriers, and the local and regional markets they serve, and to provide superior customer service based on that knowledge. This network also offers customers higher service as responsibility for shipments is commonly shared across branches, to provide nationwide coverage and local market knowledge;

•	Our 49,000 contracted carrier relationships;

•

Our size, relative to other providers, is an advantage in attracting more carriers, which in turn enables us to serve our customers more efficiently and earn more business. Additionally, because of the large number of transactions we do annually, 9.2 million in 2010, we have greater opportunity to efficiently identify available capacity for our customers’ needs;

•	Our business model, which enables us to remain flexible in our service offerings to our customers;

•	Our dedicated employees and entrepreneurial culture, which are supported by our performance-based compensation system;

•	Our proprietary information systems;

•	Our ability to provide a broad range of logistics services;

•	Our ability to provide door-to-door services on a worldwide basis; and

•	Our financial strength and stability.

Proprietary Information Technology

Our information systems are essential to our ability to efficiently communicate, service our customers and contracted carriers, and manage our business. In 2010, our proprietary information systems helped our employees efficiently handle more than 9.2 million shipments, 36,000 customer relationships, and 49,000 contract carrier relationships. Our employees are linked with each other and with our customers, carriers, and suppliers by telephone, fax, internet, email, and/or EDI to communicate shipment requirements and availability, and to confirm and bill orders.

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

Through our internet sites CHRWonline® (www.chrwonline.com) and CHRWTrucks®, customers and contracted carriers can contract for shipments or equipment as well as track and trace shipments, including delivery confirmation. Customers, contracted carriers, and suppliers also have access to other information in our operating systems through the internet. Our systems use data captured from daily transactions to generate various management reports that are available to our customers and contracted carriers. These reports provide them with information on traffic patterns, product mix and production schedules, and support analysis of their own customer base, transportation expenditure trends, and the impact on out-of-route costs.

Government Regulation

We are subject to licensing and regulation as a property freight broker and are licensed by the U.S. Department of Transportation (“DOT”) to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. We are also subject to regulation by the Federal Maritime Commission as an ocean freight forwarder and a NVOCC and we maintain separate bonds and licenses for each. We operate as an indirect air carrier of cargo subject to commercial standards set forth by the International Air Transport Association and federal regulations issued by the Transportation Security Administration and provide customs brokerage services as a customs broker under a license issued by the Bureau of U.S. Customs and Border Protection. We also have and maintain other licenses as required by law.

Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, some intrastate shipments for which we arrange transportation may be subject to additional licensing, registration, or permit requirements. We generally contractually require and/or rely on the carrier transporting the shipment to ensure compliance with these types of requirements. We, along with the contracted carriers that we rely on in arranging transportation services for our customers, are also subject to a variety of federal and state safety and environmental regulations. Although compliance with the regulations governing licensees in these areas has not had a materially adverse effect on our operations or financial condition in the past, there can be no assurance that such regulations or changes thereto will not adversely impact our operations in the future. Violation of these regulations could also subject us to fines as well as increased claims liability.

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

We maintain a broad cargo liability insurance policy to protect us against catastrophic losses that may not be recovered from the responsible contracted carrier. We also carry various liability insurance policies, including automobile and general liability, with a $200 million umbrella in 2008, 2009, and 2010. Our contingent automobile liability coverage has a retention of $3 million per incident for 2008, and $5 million per incident in 2009, 2010, and 2011.

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

Cautionary Statement Relevant to Forward-Looking Information

This Annual Report on Form 10-K and our financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and other documents incorporated by reference contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K and in our other filings with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of any of our executive officers, the words or phrases “believes,” “may,” “could,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects,” or similar expressions and variations thereof are intended to identify such forward-looking statements.

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

Economic recessions could have a significant, adverse impact on our business. The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest rate fluctuations, and other economic factors beyond our control. Deterioration in the economic environment subjects our business to various risks, which may have a material impact on our operating results and cause us to not reach our long-term growth goals:

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

•

Credit risk and working capital—Some of our customers may face economic difficulties and may not be able to pay us, and some may go out of business. In addition, some customers may not pay us as quickly as they have in the past, causing our working capital needs to increase.

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

Higher carrier prices may result in decreased net revenue margin. Carriers can be expected to charge higher prices if market conditions warrant, or to cover higher operating expenses. Our net revenues and income from operations may decrease if we are unable to increase our pricing to our customers. Increased demand for truckload services and pending changes in regulations may reduce available capacity and increase carrier pricing.

Changing fuel costs may have an impact on our net revenue margins. In our truckload transportation business, which is the largest source of our net revenues, rising fuel prices may result in a decreased net revenue margin. While our different pricing arrangements with customers and contracted carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through cost to our business. In times of higher fuel prices, our net revenue margin percentage declines.

We depend upon others to provide equipment and services. We do not own or control the transportation assets that deliver our customers’ freight, and we do not employ the people directly involved in delivering the freight. We are dependent on independent third parties to provide truck, rail, ocean, and air services and to report certain events to us, including delivery information and freight claims. This reliance could cause delays in reporting certain events, including recognizing revenue and claims. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control including:

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

We have international operations. We provide services within and between continents on an increasing basis. Our business outside of the United States is subject to various risks, including:

•	changes in economic and political conditions and in governmental policies,

•	changes in and compliance with international and domestic laws and regulations,

•	wars, civil unrest, acts of terrorism, and other conflicts,

•	natural disasters,

•	changes in tariffs, trade restrictions, trade agreements, and taxations,

•	difficulties in managing or overseeing foreign operations and agents,

•	limitations on the repatriation of funds because of foreign exchange controls,

•	different liability standards, and

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

As we expand our business in foreign countries, we will expose the company to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have limited control over these risks, and if we do not correctly anticipate changes in international economic and political conditions, we may not alter our business practices in time to avoid adverse effects.

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

We face substantial industry competition. Competition in the transportation services industry is intense and broad-based. We compete against logistics companies as well as transportation providers that own their own equipment, third party freight brokers, internet matching services, internet freight brokers, and carriers offering logistics services. We also compete against carriers’ internal sales forces. In addition, customers can bring in-house some of the services we provide to them. We often buy and sell transportation services from and to many of our competitors. Increased competition could reduce our market opportunity and create downward pressure on freight rates, and continued rate pressure may adversely affect our net revenue and income from operations.

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

Because we manage our business on a decentralized basis, our operations may be materially adversely affected by inconsistent management practices. We manage our business on a decentralized basis through a network of branch offices throughout North America, Europe, Asia, South America, Australia, and the Middle East, supported by executives and services in a central corporate office, with branch management retaining responsibility for day-to-day operations, profitability, personnel decisions, the growth of the business in their branch, and adherence to applicable local laws. Our decentralized operating strategy can make it difficult for us to implement strategic decisions and coordinated procedures throughout our global operations. In addition, some of our branches operate with management, sales, and support personnel that may be insufficient to support growth in their respective branch without significant central oversight and coordination. Our decentralized operating strategy could result in inconsistent management practices and materially and adversely affect our overall profitability and expose us to litigation.

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

We are subject to claims arising from our transportation operations. We use the services of thousands of transportation companies in connection with our transportation operations. From time to time, the drivers employed and engaged by the carriers we contract with are involved in accidents which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. In addition, our automobile liability policy has a retention of $3 million per incident for 2008, and $5 million per incident in 2009, 2010, and 2011. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability.

Our Sourcing business is dependent upon the supply and price of fresh produce. The supply and price of fresh produce is affected by weather and growing conditions (such as drought, insects, and disease) and other conditions over which we have no control. Commodity prices can be affected by shortages or overproduction and are often highly volatile. If we are unable to secure fresh produce to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently.

Sourcing and reselling fresh produce exposes us to possible product liability. Agricultural chemicals used on fresh produce are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Product recalls in the produce industry have been caused by concern about particular chemicals and alleged contamination, often leading to lawsuits brought by consumers of allegedly affected produce. Because we sell produce, we may face claims for a variety of damages arising from the sale which may include potentially uninsured consequential damages. While we are insured for up to $201 million in 2009, 2010, and 2011 for product liability claims, settlement of class action claims is often costly, and we cannot guarantee that our liability coverage will be adequate and will continue to be available. If we have to recall produce, we may be required to bear the cost of repurchasing, transporting, and destroying any allegedly contaminated product, as well as consequential damages, which our insurance does not cover. Any recall or allegation of contamination could affect our reputation, particularly of our proprietary and/or licensed branded produce programs. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.

Our business depends upon compliance with numerous government regulations. We are licensed by the U.S. Department of Transportation as a broker authorized to arrange for the transportation of general commodities by motor vehicle. We must comply with certain insurance and surety bond requirements to act in this capacity. We are also licensed by the Federal Maritime Commission as an ocean freight forwarder, which requires us to maintain a NVOCC bond and by the Transportation Security Administration as an independent air carrier. We are also licensed by the Bureau of U.S. Customs and Border Protection. We source fresh produce under a license issued by the U.S. Department of Agriculture. Our failure to comply with the laws and regulations applicable to entities holding these licenses could materially and adversely affect our results of operations or financial condition.

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

We derive a significant portion of our total revenues and net revenues from our largest customers. Our top 100 customers comprise approximately 33 percent of our consolidated total revenues and 28 percent of consolidated net revenues. Our largest customer comprises approximately five percent of our consolidated total revenues and three percent of our consolidated net revenues. The sudden loss of many of our major clients could materially and adversely affect our operating results.

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

Our corporate headquarters is in Eden Prairie, Minnesota. The total square footage of our four buildings in Eden Prairie is 343,000. This total includes our data center of approximately 18,000 square feet and 110,000 square feet used for branch operations.

Most of our branch offices are leased from third parties under leases with initial terms ranging from three to fifteen years. Our office locations range in space from 1,000 to 153,000 square feet. The following table lists our largest office locations:

Location	Approximate Square Feet
Eden Prairie, MN	153,000
Eden Prairie, MN (1)	105,000
Chicago, IL(1)	80,000
Eden Prairie, MN	67,000
Atlanta, GA	27,000
Elk Grove Village, IL	25,000
Chicago, IL	21,000
Eden Prairie, MN(1)	18,000
Woodridge, IL	17,000
Monterrey, CA	16,000
Fort Worth, TX	15,000
Oklahoma City, OK	15,000
Coralville, IA	14,000
Phoenix, AZ	14,000
Hong Kong	13,000
Madison, WI	12,000
Kansas City, KS	12,000
Boca Raton, FL	12,000
Cordova, TN	12,000
Lisle, IL	12,000
Sartell, MN	11,000
Chicago, IL	11,000
Fishers, IN	11,000

We also own or lease approximately 740,000 square feet of warehouse space throughout the United States. The following table lists our largest warehouses:

Location	Approximate Square Feet
Long Beach, CA	114,000
Elk Grove Village, IL	106,000
Vancouver, WA	79,000
Plant City, FL(1)	64,000
Miramar, FL	57,000
Bethlehem, PA	55,000
Rochester, NY	54,000
Cobden, IL(1)	52,000
Edinburg, TX	48,000
Laredo, TX	47,000
Lemont, IL	45,000

(1)	These properties are owned. All other properties in the tables above are leased from third parties.

We consider our current office spaces and warehouse facilities adequate for our current level of operations. We have not had difficulty in obtaining sufficient office space and believe we can renew existing leases or relocate branches to new offices as leases expire.

ITEM 3.	LEGAL PROCEEDINGS

On March 20, 2009, at the conclusion of a trial in Illinois State Court, Twelfth Judicial Circuit, Circuit Court of Will County, a jury entered a verdict of $23.75 million against us, a federally authorized motor carrier with which we contracted, and the motor carrier’s driver. The award was entered in favor of three named plaintiffs following a consolidated trial, stemming from an accident that occurred on April 1, 2004. The motor carrier and the driver both admitted that at the time of the accident the driver was acting as an agent for the motor carrier, and that the load was being transported according to the terms of our contract with the motor carrier. Our contract clearly defined the motor carrier as an independent contractor. The verdict has the effect of holding us vicariously liable for the damages caused by the admitted negligence of the motor carrier and its driver. There were no claims that our selection or retention of the motor carrier was negligent.

Given our prior experience with claims of this nature, we believe the court erred in allowing these claims to be considered by a jury. As a result, we are vigorously pursuing all available legal avenues by which we may obtain relief from the verdict. We have sought relief from the verdict in the Appellate Court of Illinois, Third Judicial District. The appellate court heard oral arguments in this case on January 19, 2011 and a decision is expected to be issued during 2011.

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

ITEM 4.	REMOVED and RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock began trading on The NASDAQ National Market under the symbol “CHRW” on October 15, 1997.

Quarterly market information can be found in Part II, Item 8. Financial Statements and Supplementary Data, Note 9.

On February 22, 2011, the closing sales price per share of our Common Stock as quoted on the NASDAQ National Market was $71.71 per share. On February 22, 2011, there were approximately 190 holders of record and approximately 67,900 beneficial owners of our Common Stock.

We declared quarterly dividends during 2009 for an aggregate of $0.97 per share and quarterly dividends during 2010 for an aggregate of $1.04. We have declared a quarterly dividend of $0.29 per share payable to shareholders of record as of February 10, 2011, payable on April 1, 2011. Our declaration of dividends is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon our results of operations, capital requirements and financial condition, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or continue to pay dividends on the shares of Common Stock in the future.

During the third quarter of 2009, the C.H. Robinson Board of Directors authorized management to repurchase an additional 10,000,000 shares. We are currently purchasing shares under this authorization. These repurchases are expected to take place over multiple years. We intend to fund any future repurchases with internally generated funds.

The following table provides information about company purchases during the quarter ended December 31, 2010 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs(1)
October 1, 2010 - October 31, 2010	0	$0	0	9,149,749
November 1, 2010 - November 30, 2010	263,580	72.09	263,580	8,886,169
December 1, 2010 - December 31, 2010	281,000	78.30	281,000	8,605,169

Fourth quarter 2010	544,580	$75.29	544,580	8,605,169

(1)	During the third quarter of 2009, the C.H. Robinson Board of Directors authorized management to repurchase an additional 10,000,000 shares. We are currently purchasing shares under the 2009 authorization of 10,000,000 shares. As of December 31, 2010, there were 8,605,169 shares remaining under the 2009 authorization. These repurchases are expected to take place over multiple years.

The following graph compares the cumulative five-year total return of holders of C.H. Robinson Worldwide, Inc.’s Common Stock with the cumulative total returns of the S&P 500 index, the NASDAQ Transportation index, and the S&P Midcap 400 index. The graph tracks the performance of a $100 investment in our Common Stock and in each index (with the reinvestment of all dividends) from December 31, 2005 to December 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among C.H. Robinson Worldwide, Inc. The S&P 500 Index,

The S&P Midcap 400 Index and The NASDAQ Transportation Index

	12/05	12/06	12/07	12/08	12/09	12/10
C.H. Robinson Worldwide, Inc.	100.00	111.88	150.28	155.39	169.04	234.64
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
S&P Midcap 400	100.00	110.32	119.12	75.96	104.36	132.16
NASDAQ Transportation	100.00	111.57	117.39	88.90	91.15	117.01

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

This table includes selected financial data for the last five years (amounts in thousands, except per share amounts and operating data for branches and employees). This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

STATEMENT OF OPERATIONS DATA Year Ended December 31,	2010	2009	2008	2007	2006
Total revenues	$9,274,305	$7,577,189	$8,578,614	$7,316,223	$6,556,194
Net revenues	1,467,978	1,381,959	1,374,963	1,243,778	1,082,544
Income from operations	622,860	584,811	571,586	509,684	417,845
Net income	387,026	360,830	359,177	324,261	266,925
Net income per share
Basic	$2.35	$2.15	$2.12	$1.90	$1.56
Diluted	$2.33	$2.13	$2.08	$1.86	$1.53
Weighted average number of shares outstanding (in thousands)
Basic	164,909	167,695	169,056	170,493	170,888
Diluted	165,972	169,194	172,733	174,040	174,787
Dividends per share	$1.04	$.97	$.90	$.76	$.57

BALANCE SHEET DATA As of December 31,
Working capital	$710,161	$575,462	$650,218	$631,537	$569,199
Total assets	1,995,699	1,834,248	1,815,721	1,811,307	1,631,693
Total long-term debt	—	—	—	—	—
Stockholders’ investment	1,204,068	1,079,900	1,107,221	1,042,249	943,722

OPERATING DATA
Branches	231	235	228	218	214
Employees	7,628	7,347	7,961	7,332	6,768
Average net revenues per employee(1)	$196	$184	$178	$177	$172

(1)	Management uses net revenues per employee as a key performance to analyze our productivity, to benchmark the financial performance of our branches, and to analyze impacts of technology and other investments in our business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table illustrates our net revenue margins by services and products:

For the years ended December 31,	2010	2009	2008
Transportation	16.8%	20.2%	17.0%
Sourcing	8.5	8.3	8.0
Information Services	100.0	100.0	100.0

Total	15.8%	18.2%	16.0%

The following table summarizes our net revenues by service line:

For the years ended December 31, (Dollars in thousands)	2010	2009	Change	2008	Change
Net revenues:
Transportation
Truck	$1,076,247	$1,040,703	3.4%	$1,030,070	1.0%
Intermodal	36,550	35,245	3.7	43,618	-19.2
Ocean	60,763	54,188	12.1	62,094	-12.7
Air	42,315	32,662	29.6	35,390	-7.7
Other Logistics Services	57,254	44,784	27.8	41,407	8.2

Total Transportation	1,273,129	1,207,582	5.4	1,212,579	-0.4

Sourcing	139,377	128,582	8.4	111,634	15.2
Information Services	55,472	45,795	21.1	50,750	-9.8

Total	$1,467,978	$1,381,959	6.2%	$1,374,963	0.5%

The following table represents certain statements of operations data, shown as percentages of our net revenues:

For the years ended December 31,	2010	2009	2008
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	43.1	43.2	43.8
Other selling, general, and administrative expenses	14.5	14.5	14.6

Total operating expenses	57.6	57.7	58.4

Income from operations	42.4	42.3	41.6

Investment and other income	0.1	0.2	0.5
Income before provision for income taxes	42.5	42.5	42.1

Provision for income taxes	16.1	16.4	16.0

Net income	26.4%	26.1%	26.1%

OVERVIEW

Our company. We are a global provider of multimodal transportation services and logistics solutions, operating through a network of branch offices in North America, Europe, Asia, South America, Australia, and the Middle East. We do not own the transportation equipment that is used to transport our customers’ freight. We work with approximately 49,000 transportation companies worldwide, and through those relationships we select and hire the appropriate transportation providers to meet our customers’ needs. As an integral part of our transportation services, we provide a wide range of value added logistics services, such as supply chain analysis, freight consolidation, core carrier program management, and information reporting.

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

Our branches work together to complete transactions and collectively meet the needs of our customers. Approximately 37 percent of our truckload shipments are shared transactions between branches. For many of our significant customer relationships, we coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. In addition, our methodology of providing services is very similar across all branches. Our North American branches have a common technology platform that they use to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction.

During 2010, we decreased the size of our branch network by four branches, to 231. We combined four branches with existing branches. We are planning limited branch openings during 2011. Because we usually open new offices with only two or three employees, we do not expect them to make a material contribution to our financial results in the first few years of their operation.

Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount grew by 281 employees during 2010. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our sales employees more service-oriented, focused, and creative. In 2003, we implemented a restricted stock program to better align our key employees with the interests of our shareholders, and to motivate and retain them for the long term. These restricted stock awards vest over a five-year period based on the company’s earnings growth, and have been awarded annually since 2003.

Our customers. In 2010, we worked with more than 36,000 customers, up from approximately 35,000 in 2009. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very diverse. Our top 100 customers represented approximately 33 percent of our total revenues and approximately 28 percent of our net revenues. Our largest customer was approximately five percent of our total revenues and approximately three percent of our total net revenues.

Our contracted carriers. Our contracted carrier base includes motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. In 2010, our carrier base was approximately 49,000, up from approximately 47,000 in 2009. Motor carriers that had fewer than 100 tractors transported approximately 83 percent of our truckload shipments in 2010. In our Transportation business, no single contracted carrier represents more than approximately one percent of our contracted carrier capacity.

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

During 2010, our consolidated total revenues increased 22.4 percent due primarily to volume increases in all of our modes of transportation and increasing transportation rates. Transportation rates increased primarily due to a rise in fuel prices and increased pricing to our customers. Our pricing, exclusive of fuel, increased due to an increase in overall transportation market demand. Historically, our net revenue margins have typically expanded and contracted based on fuel prices and the balance between demand and overall supply of capacity.

Due to net revenue margin compression, we did not achieve our long-term growth goal of 15 percent during 2010. Our net revenues grew 6.2 percent to $1.5 billion. Our income from operations increased 6.5 percent to $622.9 million and our diluted earnings per share increased 9.4 percent to $2.33. During 2010, our net revenue margins (net revenues as a percentage of total revenues) decreased to 15.8 percent from 18.2 percent in 2009. Net revenue margins decreased largely due to higher transportation costs and higher fuel prices, partially offset by increased pricing to our customers. While supply and demand variables continue to be volatile in most of our services, we have much better net revenue growth momentum going into 2011 than we had the last few years.

2010 COMPARED TO 2009

Total revenues and direct costs. Our consolidated total revenues increased 22.4 percent in 2010 compared to 2009. Total Transportation revenues increased 26.8 percent to $7.58 billion in 2010 from $5.98 billion in 2009. This increase was driven by higher volumes in all of our transportation modes and increased pricing to our customers, including the impacts of higher fuel costs. Total purchased transportation services increased 32.2 percent in 2010 to $6.30 billion from $4.77 billion in 2009. This increase was due to higher volumes in all of our transportation modes and higher transportation costs, including the impacts of higher fuel costs. Our Sourcing revenue increased 5.7 percent to $1.64 billion in 2010 from $1.56 billion in 2009. Purchased products sourced for resale increased 5.4 percent in 2010 to $1.50 billion from $1.43 billion in 2009. These increases were primarily due to volume growth, including our previously announced acquisition of Rosemont Farms Corporation, Inc. (“Rosemont”). Our Information Services revenue increased 21.1 percent to $55.5 million in 2010 from $45.8 million in 2009. The increase was primarily due to an increase in transactions and increases in some fees that are impacted by fuel prices.

Net revenues. Total Transportation net revenues increased 5.4 percent to $1.27 billion in 2010 from $1.21 billion in 2009. Our Transportation net revenue margin decreased to 16.8 percent in 2010 from 20.2 percent in 2009 largely driven by higher transportation costs and higher fuel costs, partially offset by an increase in transportation pricing to our customers. While our different pricing arrangements with customers and contract carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through in our business. Therefore, in times of higher fuel prices, our net revenue margin percentage decreases as it did in 2010.

Truck net revenues, which consist of truckload and less-than-truckload (“LTL”) services, comprise approximately 73 percent of our total net revenues. Our truck net revenues increased 3.4 percent to $1.08 billion in 2010 from $1.04 billion in 2009. Truckload volumes increased 15.6 percent in 2010. Truckload net revenue margin decreased in 2010 due to an increase in fuel prices and increased cost of capacity, offset partially by increased pricing to our customers. Excluding the estimated impact of the change in fuel, on average, our truckload rates increased approximately five percent in 2010. Consistent with past periods of rising transportation demand, our cost of capacity rose faster than our customer rates. Excluding the estimated impact of the change in fuel, our cost of truckload capacity increased approximately nine percent.

During 2010, our LTL net revenues increased approximately 18 percent. The increase was driven primarily by an increase in shipment volumes, partially offset by increased cost of capacity. Our revenue per transaction decreased slightly. Our LTL volumes increased approximately 22 percent compared to 2009. Our LTL net revenue margin in 2010 was down slightly compared to 2009.

Our intermodal net revenue increase of 3.7 percent to $36.6 million in 2010 from $35.2 million in 2009 was driven largely by volume and pricing increases, partially offset by lower margins. Our intermodal net revenue margin declined in 2010 compared to 2009 due to higher transportation costs.

Our ocean transportation net revenues increased 12.1 percent to $60.8 million in 2010 from $54.2 million in 2009 due primarily to significant volume increases. We experienced a net revenue margin decline due to increased cost of capacity, which was partially offset by increased pricing to our customers. Excluding our previously disclosed acquisition of Walker Logistics Overseas Ltd. (“Walker”) on June 12, 2009, our ocean transportation net revenues would have increased approximately nine percent.

Our air transportation net revenues increase of 29.6 percent in 2010 was driven by increased volumes. Our air net revenue margins decreased in 2010 due to higher transportation costs, which was partially offset by increased pricing to our customers. Excluding our previously disclosed acquisition of Walker, our air transportation net revenues would have increased approximately 28 percent.

Other logistics services net revenues consist primarily of custom brokerage fees and transportation management fees. The increase of 27.8 percent to $57.3 million in 2010 was driven primarily by increases in the transportation management business.

Sourcing net revenues increased 8.4 percent to $139.4 million in 2010. This increase was driven primarily by volume growth and the acquisition of Rosemont. Our net revenue margin increased to 8.5 percent in 2010 from 8.3 percent in 2009. Excluding the acquisition of Rosemont, Sourcing net revenues decreased approximately five percent in 2010.

Information Services is comprised entirely of revenue related to our subsidiary, T-Chek. For 2010, Information Systems net revenues increased 21.1 percent to $55.5 million. The increase was driven by increases in transactions and higher fuel prices, as some of our merchant fees are based on a percentage of the total sale amount.

Operating expenses. Operating expenses increased 6.0 percent to $845.1 million in 2010 from $797.1 million in 2009. This was due to an increase of 5.8 percent in personnel expenses and an increase of 6.8 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses decreased to 57.6 percent in 2010 compared to 57.7 percent in 2009.

In 2010, our average headcount was nearly flat compared to 2009. Personnel expenses related to our restricted stock program and various other incentive plans are designed to keep expenses variable with changes in net revenues and profitability. The growth in personnel expenses is primarily related to these variable incentive plans. Stock based compensation expense increased 74.2 percent to $37.0 million in 2010 from $21.3 million in 2009. Our personnel expenses as a percentage of net revenue declined slightly in 2010 to 43.1 percent from 43.2 percent in 2009.

In 2010, other selling, general, and administrative expenses increased 6.8 percent to $213.1 million in 2010 from $199.6 million in 2009. The increase in our selling, general, and administrative expenses is primarily related to the acquisitions we completed in 2009.

Income from operations. Income from operations increased 6.5 percent to $622.9 million in 2010. Income from operations as a percentage of net revenues increased to 42.4 percent in 2010 from 42.3 percent in 2009.

Investment and other income. Investment and other income decreased 44.8 percent to $1.2 million in 2010 compared to $2.3 million in 2009. Our investment income is down compared to 2009 primarily due to the changes in the overall market yields on high-quality, short-term investments and the decrease in our average investible cash balance throughout 2010 compared to 2009.

Provision for income taxes. Our effective income tax rate was 38.0 percent for 2010 and 38.5 percent for 2009. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net income. Net income increased 7.3 percent to $387.0 million in 2010 from $360.8 million in 2009. Basic net income per share increased 9.3 percent to $2.35. Diluted net income per share increased 9.4 percent to $2.33.

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

Truck net revenues, which consist of truckload and LTL services, comprise approximately 75 percent of our total net revenues. Our truck net revenues increased 1.0 percent to $1.04 billion in 2009 from $1.03 billion in 2008. Truckload volumes decreased 0.8 percent in 2009, but year-over-year growth improved as the year progressed. Our truckload rates decreased approximately 16 percent. Excluding the estimated impact of the change in fuel, on average, our truckload rates decreased approximately 5 percent in 2009. Truckload net revenue margin increased in 2009 due to a reduction in fuel prices and lower cost of capacity. Consistent with past periods of falling transportation demand, our cost of capacity fell faster than our customer rates. Excluding the estimated impact of the change in fuel, our cost of truckload capacity decreased approximately 6 percent as carriers lowered their rates.

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

Our ocean transportation net revenues decreased 12.7 percent to $54.2 million in 2009 due to price and volume declines. Excluding our previously disclosed acquisitions of Transera International Holdings, Ltd. (“Transera”) and Walker, our ocean transportation net revenues would have declined approximately 21 percent. Net revenue margin increased significantly in 2009 compared to 2008.

Our air transportation net revenues decrease of 7.7 percent in 2009 was driven by volume declines and price declines. Excluding our previously disclosed acquisitions, our air transportation net revenues would have decreased approximately 15 percent.

Other logistics services net revenues consist primarily of custom brokerage fees and transportation management fees. The increase of 8.2 percent to $44.8 million in 2009 was driven primarily by increases in the transportation management business and by the acquisition of International Trade & Commerce, Inc. (“ITC”), offset partially by a decrease in other customs brokerage activity. Excluding the acquisition of ITC, our other logistics services net revenues increased approximately four percent in 2009.

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

In 2009, other selling, general, and administrative expenses decreased 1.0 percent to $199.6 million in 2009 from $201.6 million in 2008. We had increases in some expenses, including provisions for doubtful accounts and occupancy. Our occupancy expense increase was due primarily to the completion of our data center in Eden Prairie, Minnesota, and the locations we added through acquisition. These increases were offset by reductions in travel, entertainment, and other discretionary expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $398.6 million and $337.3 million as of December 31, 2010 and 2009. Short and long-term available-for-sale securities, consisting primarily of highly liquid investments, totaled $9.3 million and $51.3 million as of December 31, 2010 and 2009. Working capital at December 31, 2010 and 2009 was $710.2 million and $575.5 million.

We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions to redeploy our cash, but those acquisitions must fit our culture and enhance our growth opportunities. We continue to invest our cash with a focus on principal preservation. Our current interest-bearing cash and investments are split primarily between municipal money markets and municipal bonds. Our investment income is down compared to last year due to the changes in the overall market yields of high-quality, short-term investments and a decline in our average investible cash balance in 2010.

Cash flow from operating activities. We generated $344.8 million, $372.6 million, and $447.6 million of cash flow from operations in 2010, 2009, and 2008. During 2010, our cash flow from operations decreased 7.5 percent compared to a 7.3 percent increase in net income. The primary factor that caused this decrease in 2010 was the increase in our accounts receivables balance of 17.0 percent to $1.0 billion in 2010 from $885.5 million in 2009, as a result of increased volumes in late 2010 compared with 2009.

Cash used for investing activities. We generated $8.6 million of cash in 2010, used $123.9 million of cash in 2009, and generated $31.5 million cash in 2008 for investing activities. Our investing activities consist primarily of cash paid for acquisitions, capital expenditures, and investing in securities.

We used $28.7 million, $34.5 million, and $23.7 million of net capital expenditures in 2010, 2009, and 2008. We spent $28.7 million, $20.6 million, and $18.1 million in 2010, 2009, and 2008 primarily for annual investments in information technology equipment to support our operating systems, including the purchase and development of software. We spent $13.9 million and $5.6 million in 2009 and 2008 on facilities on our new corporate campus in Eden Prairie, MN.

We used cash of $41.1 million and $59.7 million for acquisitions in 2009 and 2008. On June 12, 2009, we acquired Walker; on July 7, 2009, we acquired ITC; and on September 15, 2009, we acquired Rosemont. The amount paid in 2008 included $50.2 million related to the closing of one acquisition and $9.5 million related to earn-out payments and holdbacks from prior year acquisitions.

During 2010, we exited nearly all of our available-for-sale securities and invested in cash and cash equivalents which generated $42.4 million of cash from investing activities. In 2009, we used $48.5 million in net purchases and sales/maturities of available-for-sale securities. During 2008, we exited nearly all of our available-for-sale securities and invested in cash and cash equivalents which generated $114.1 million of cash from investing activities.

Cash used for financing activities. We used $289.1 million, $402.1 million, and $326.0 million of cash flow for financing activities in 2010, 2009, and 2008. This was primarily quarterly dividends and share repurchases.

We used $168.9 million, $162.9 million, and $151.2 million to pay cash dividends in 2010, 2009, and 2008, with the increase in 2010 due to a 4 percent increase in our quarterly dividend rate from $0.24 per share in 2009 to $0.25 per share in 2010.

We also used $151.1 million, $266.9 million, and $200.8 million on share repurchases in 2010, 2009, and 2008. The decrease in 2010 was due to a 51 percent decrease in the number of shares repurchased. We are currently purchasing shares under the 2009 authorization of 10,000,000 shares. As of December 31, 2010, there were approximately 8,605,000 shares remaining under this authorization. These repurchases are expected to take place over multiple years. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.

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

Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $30.9 million as of December 31, 2010 increased compared to the allowance of $30.7 million as of December 31, 2009. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

Goodwill. We manage and report our operations as one operating segment. Our branches represent a series of components that are aggregated for the purpose of evaluating goodwill for impairment on an enterprise-wide basis. In the case where we have an acquisition that we feel has not yet become integrated into our branch network component, we will evaluate the impairment of any goodwill related to that specific acquisition and its results. The fair value of the enterprise-wide reporting unit substantially exceeds the book value; therefore we have determined that there is no indication of goodwill impairment as of December 31, 2010.

Stock-based compensation. The fair value of each share-based payment award is established on the date of grant. For grants of restricted shares and restricted units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts have varied from 12 percent to 22 percent and are calculated using the Black-Scholes option pricing model. Changes in the measured stock price volatility and interest rates are the primary reason for changes in the discount. For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL CONTINGENCIES

The following table aggregates all contractual commitments and commercial obligations, due by period, that affect our financial condition and liquidity position as of December 31, 2010 (dollars in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Contractual Obligations
Operating Leases(1)	$31,396	$22,512	$18,844	$15,726	$11,767	$21,224	$121,469
Purchase Obligations(2)	5,957	3,202	1,166	—	—	—	10,325

Total	$37,353	$25,714	$20,010	$15,726	$11,767	$21,224	$131,794

(1)	We have certain facilities and equipment under operating leases.
(2)	Purchase obligations include agreements for services that are enforceable and legally binding and that specify all significant terms. As of December 31, 2010, such obligations include telecommunications services and maintenance contracts.

We have no long-term debt or capital lease obligations. Long-term liabilities consist of noncurrent income taxes payable, contingent purchase price related to acquisitions, and the obligation under our non-qualified deferred compensation plan. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $10.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 5 to the Consolidated Financial Statements for a discussion on income taxes. Our obligations for payment of contingent purchase price related to acquisitions have been excluded from the table above as the timing and exact amount of cash payment is uncertain. The obligation under our non-qualified deferred compensation plan has also been excluded from the above table as the timing of cash payment is uncertain. We also enter into air and ocean freight and produce purchase contracts which are all short-term in nature. These liabilities have been excluded from the table as the amount of any cash payment is uncertain. As of December 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $407.9 million of cash and investments on December 31, 2010, consisting of $398.6 million of cash and cash equivalents and $9.3 million of available-for-sale securities. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are money market securities from treasury and tax exempt money issuers. All of our available-for-sale securities are high-quality bonds and substantially all are exempt from U.S. federal income taxes. Because of the credit risk criteria of our investment policies and practices, the primary market risks associated with these investments are interest rate and liquidity risks. A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. Market risk arising from changes in foreign currency exchange rates are not material due to the size of our international operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CH Robinson Worldwide, Inc.

Eden Prairie, MN

We have audited the accompanying consolidated balance sheets of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of C.H. Robinson Worldwide, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Minneapolis, Minnesota

March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

C.H. Robinson Worldwide, Inc.

Eden Prairie, MN

We have audited the internal control over financial reporting of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2010, of the Company and our report dated March 1, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP

Minneapolis, Minnesota

March 1, 2011

C.H. ROBINSON WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$398,607	$337,308
Available-for-sale securities	9,290	48,310
Receivables, net of allowance for doubtful accounts of $30,945 and $30,651	1,036,070	885,543
Deferred tax asset	5,466	6,454
Prepaid expenses and other	32,335	29,654

Total current assets	1,481,768	1,307,269

Property and equipment	233,230	220,519
Accumulated depreciation and amortization	(118,897)	(102,820)

Net property and equipment	114,333	117,699

Goodwill	359,116	361,666
Other intangible assets, net of accumulated amortization of $13,874 and $26,947	13,495	18,371
Deferred tax asset	7,836	14,422
Other assets	19,151	14,821

Total assets	$1,995,699	$1,834,248

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$567,961	$529,256
Outstanding checks	59,600	77,258
Accrued expenses –
Compensation and profit-sharing contribution	96,991	90,855
Income taxes and other	47,055	34,438

Total current liabilities	771,607	731,807

Noncurrent income taxes payable	10,667	10,546
Other long term liabilities	9,357	11,995

Total liabilities	791,631	754,348

Commitments and contingencies
Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $ .10 par value, 480,000 shares authorized; 177,060 and 176,686 shares issued, 166,048 and 167,098 outstanding	16,605	16,710
Additional paid-in capital	178,087	165,104
Retained earnings	1,613,912	1,402,306
Accumulated other comprehensive loss	(6,425)	(1,636)
Treasury stock at cost (11,012 and 9,588)	(598,111)	(502,584)

Total stockholders’ investment	1,204,068	1,079,900

Total liabilities and stockholders’ investment	$1,995,699	$1,834,248

See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(In thousands, except per share data)	2010	2009	2008
Revenues:
Transportation	$7,575,659	$5,976,102	$7,129,611
Sourcing	1,643,174	1,555,292	1,398,253
Information Services	55,472	45,795	50,750

Total revenues	9,274,305	7,577,189	8,578,614

Costs and expenses:
Purchased transportation and related services	6,302,530	4,768,520	5,917,032
Purchased products sourced for resale	1,503,797	1,426,710	1,286,619
Personnel expenses	632,064	597,568	601,822
Other selling, general, and administrative expenses	213,054	199,580	201,555

Total costs and expenses	8,651,445	6,992,378	8,007,028

Income from operations	622,860	584,811	571,586
Investment and other income	1,242	2,250	6,801

Income before provision for income taxes	624,102	587,061	578,387
Provision for income taxes	237,076	226,231	219,210

Net income	$387,026	$360,830	$359,177

Basic net income per share	$2.35	$2.15	$2.12
Diluted net income per share	$2.33	$2.13	$2.08
Basic weighted average shares outstanding	164,909	167,695	169,056
Dilutive effect of outstanding stock awards	1,063	1,499	3,677

Diluted weighted average shares outstanding	165,972	169,194	172,733

See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

(In thousands, except per share data)	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2007	170,822	$17,082	$190,320	$1,002,964	$263	$(168,380)	$1,042,249
Net income				359,177			359,177
Other comprehensive income -
Foreign currency translation adjustment					1,904		1,904
Unrealized loss on available-for-sale securities					(2)		(2)

Comprehensive income							361,079

Dividends declared, $.90 per share				(154,713)			(154,713)
Stock issued for employee benefit plans	1,405	141	(47,925)			71,111	23,327
Issuance of restricted stock	1,917	192	3,339			687	4,218
Stock-based compensation expense	13	1	19,695			154	19,850
Excess tax benefit on deferred compensation and employee stock plans			12,057				12,057
Repurchase of common stock	(3,720)	(372)				(200,474)	(200,846)

Balance December 31, 2008	170,437	17,044	177,486	1,207,428	2,165	(296,902)	1,107,221
Net income				360,830			360,830
Other comprehensive income -
Foreign currency translation adjustment					(3,819)		(3,819)
Unrealized gain on available-for-sale securities					18		18

Comprehensive income							357,029

Dividends declared, $.97 per share				(165,952)			(165,952)
Stock issued for employee benefit plans	1,189	119	(42,305)			59,927	17,741
Issuance of restricted stock	558	55	(55)				0
Stock-based compensation expense	15	2	20,012			787	20,801
Excess tax benefit on deferred compensation and employee stock plans			9,966				9,966
Repurchase of common stock	(5,101)	(510)				(266,396)	(266,906)

Balance December 31, 2009	167,098	16,710	165,104	1,402,306	(1,636)	(502,584)	1,079,900
Net income				387,026			387,026
Other comprehensive income -
Foreign currency translation adjustment					(4,774)		(4,774)
Unrealized loss on available-for-sale securities					(15)		(15)

Comprehensive income							382,237

Dividends declared, $1.04 per share				(175,420)			(175,420)
Stock issued for employee benefit plans	1,065	106	(36,681)			54,308	17,733
Issuance of restricted stock	376	38	(38)				0
Stock-based compensation expense	19	2	36,610			971	37,583
Excess tax benefit on deferred compensation and employee stock plans			13,092				13,092
Repurchase of common stock	(2,510)	(251)				(150,806)	(151,057)

Balance December 31, 2010	166,048	$16,605	$178,087	$1,613,912	$(6,425)	$(598,111)	$1,204,068

See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(In thousands)	2010	2009	2008
OPERATING ACTIVITIES
Net income	$387,026	$360,830	$359,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,369	30,514	31,164
Provision for doubtful accounts	13,922	16,685	14,329
Stock-based compensation	37,047	21,267	20,804
Deferred income taxes	7,574	(630)	2,951
Loss on sale/disposal of assets	634	254	255
Other long-term liabilities	2,411	643	0
Changes in operating elements, net of effects of acquisitions:
Receivables	(164,114)	(57,855)	100,171
Prepaid expenses and other	1,880	(12,904)	203
Accounts payable and outstanding checks	14,684	21,854	(70,903)
Accrued compensation and profit-sharing contribution	6,658	(1,865)	(6,794)
Accrued income taxes and other	7,688	(6,222)	(3,778)

Net cash provided by operating activities	344,779	372,571	447,579

INVESTING ACTIVITIES
Purchases of property and equipment	(17,718)	(30,362)	(23,035)
Purchases and development of software	(10,959)	(4,104)	(713)
Cash paid for acquisitions, net of cash acquired	0	(41,145)	(59,661)
Purchases of available-for-sale securities	(10,752)	(52,437)	(136,954)
Sales/maturities of available-for-sale securities	53,111	3,975	251,074
Restricted cash	(5,000)	0	0
Other	(84)	185	769

Net cash provided by (used for) investing activities	8,598	(123,888)	31,480

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	17,733	17,741	23,327
Repayments of acquired line of credit	0	0	(9,383)
Repurchase of common stock	(151,057)	(266,906)	(200,846)
Cash dividends	(168,902)	(162,865)	(151,195)
Excess tax benefit on stock-based compensation	13,092	9,966	12,057
Proceeds from short-term borrowings	0	1,341	8,888
Payments on short-term borrowings	0	(1,341)	(8,888)

Net cash used for financing activities	(289,134)	(402,064)	(326,040)

Effect of exchange rates on cash	(2,944)	(4,054)	2,839

Net increase (decrease) in cash and cash equivalents	61,299	(157,435)	155,858
Cash and cash equivalents, beginning of year	337,308	494,743	338,885

Cash and cash equivalents, end of year	$398,607	$337,308	$494,743

Cash paid for income taxes	$203,398	$224,750	$202,246
Cash paid for interest	$21	$189	$426

See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of multimodal transportation services and logistics solutions through a network of 231 branch offices operating in North America, Europe, Asia, South America, Australia, and the Middle East. The consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

These services are performed throughout our branch offices by the same group of people, as an integrated offering for which our customers are typically provided a single invoice. Our branches work together to complete transactions and collectively meet the needs of our customers. Approximately 37 percent of our truckload transactions are shared transactions between branches. For many of our significant customer relationships, we coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. In addition, our methodology of providing services is very similar across all branches. Our North American branches have a common technology platform that they use to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction. Accordingly, our chief operating decision maker analyzes our business as a single segment relying on net revenues and operating income for each of our branch offices as the primary performance measures.

The following table presents our total revenues (based on location of the customer) for the years ended December 31 and our long-lived assets as of December 31 by geographic regions (in thousands):

	2010	2009	2008
Total revenues
United States	$8,298,324	$6,800,523	$7,702,143
Other locations	975,981	776,666	876,471

	$9,274,305	$7,577,189	$8,578,614

	2010	2009	2008
Long-lived assets
United States	$135,312	$136,742	$116,269
Other locations	11,667	14,148	12,044

	$146,979	$150,890	$128,313

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

We recognized the following depreciation expense (in thousands):

2010	$20,393
2009	19,296
2008	20,689

A summary of our property and equipment as of December 31 is as follows (in thousands):

	2010	2009
Furniture, fixtures, and equipment	$136,731	$127,078
Buildings	55,529	55,290
Corporate aircraft	9,184	9,037
Leasehold improvements	15,800	14,084
Land	14,841	14,841
Construction in progress	1,145	189
Less accumulated depreciation	(118,897)	(102,820)

Net property and equipment	$114,333	$117,699

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

OTHER ASSETS. Other assets include such items as purchased and internally developed software, the investments related to our nonqualified deferred compensation plan, and long-term available-for-sale securities. We amortize software using the straight-line method over three years. We recognized the following amortization expense of purchased and internally developed software (in thousands):

2010	$4,047
2009	3,957
2008	4,255

A summary of our purchased and internally developed software as of December 31 is as follows (in thousands):

	2010	2009
Purchased software	$22,161	$20,591
Internally developed software	16,882	7,628
Less accumulated amortization	(24,716)	(20,771)

Net software	$14,327	$7,448

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

STOCK-BASED COMPENSATION. The fair value of each share-based payment award is established on the date of grant. For grants of restricted shares and restricted units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts have varied from 12 percent to 22 percent and are calculated using the Black-Scholes option pricing model. Changes in measured stock volatility and interest rates are the primary reason for changes in the discount.

For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends.

NOTE 2: AVAILABLE-FOR-SALE SECURITIES

Our investments consist of investment-grade marketable debt securities. The majority of these investments are classified as short-term based on their highly liquid nature and because these securities represent the investment of cash that is available for current operations. They are classified as available-for-sale and recorded at fair value. As of December 31, 2010 and 2009, we had $9.3 million and $51.3 million in available-for-sale securities. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income. Unrealized gains and losses on available-for-sale securities were not material as of December 31, 2010 and 2009. The total realized gains and losses on sales of available-for-sale securities were not material for the years ended December 31, 2010, 2009, and 2008.

The fair value of available-for-sale debt securities at December 31, 2010, by contractual maturity, is shown below (in thousands):

	Cost basis	Estimated fair value
Due in one year or less	$9,211	$9,290

Total	$9,211	$9,290

NOTE 3: GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the carrying amount of goodwill is as follows (in thousands):

	2010	2009
Balance, beginning of year	$361,666	$324,704
Acquisitions	0	36,521
Translation	(2,550)	441

Balance, end of year	$359,116	$361,666

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

A summary of our other intangible assets, with finite lives, which include primarily non-competition agreements and customer relationships, as of December 31 is as follows (in thousands):

	2010	2009
Gross	$25,569	$43,519
Accumulated amortization	(13,874)	(26,947)

Net	$11,695	$16,572

Other intangible assets, with indefinite lives, are as follows (in thousands):

	2010	2009
Trademarks	$1,800	$1,800

Amortization expense for other intangible assets was:.

2010	$4,929
2009	7,262
2008	6,220

Intangible assets at December 31, 2010 will be amortized over the next four years, and that expense is as follows (in thousands):

2011	$3,816
2012	3,078
2013	2,865
2014	1,936

Total	$11,695

NOTE 4: FAIR VALUE MEASUREMENT

Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market-based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The following table presents information as of December 31, 2010, about our financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques we used to determine their fair values.

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2010
Debt securities- available-for-sale:
State and municipal obligations	$0	$8,370	$0	$8,370
Corporate bonds	0	920	0	920

Total assets at fair value	$0	$9,290	$0	$9,290

Contingent purchase price related to acquisitions	0	0	16,623	16,623

Total liabilities at fair value	$0	$0	$16,623	$16,623

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2009
Debt securities- available-for-sale:
State and municipal obligations	$0	$50,216	$0	$50,216
Corporate bonds	0	1,120	0	1,120

Total assets at fair value	$0	$51,336	$0	$51,336

Contingent purchase price related to acquisitions	0	0	14,658	14,658

Total liabilities at fair value	$0	$0	$14,658	$14,658

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

The table below sets forth a reconciliation of our beginning and ending Level 3 financial liability balance.

	2010	2009
Balance, beginning of period	$14,658	$0
Acquisition related contingent purchase price	0	14,015
Payments of contingent purchase price	(445)	0
Total unrealized losses included in earnings	2,410	643

Balance, end of period	$16,623	$14,658

NOTE 5: INCOME TAXES

C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2004.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2010	2009	2008
Unrecognized tax benefits, beginning of period	$7,776	$7,214	$7,622
Additions based on tax positions related to the current year	1,891	1,827	1,635
Additions for tax positions of prior years	1,565	—	15
Reductions for tax positions of prior years	(1,544)	(60)	(1,512)
Lapse in statute of limitations	(2,093)	(1,191)	0
Settlements	0	(14)	(546)

Unrecognized tax benefits, end of the period	$7,595	$7,776	$7,214

As of December 31, 2010, we had $10.7 million of unrecognized tax benefits and related interest and penalties, all of which would affect our effective tax rate if recognized. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease in the next twelve months.

Income tax expense considers amounts which may be needed to cover exposures for open tax years. We do not expect any material impact related to open tax years; however, actual settlements may differ from amounts accrued.

We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. During the years ended December 31, 2010, 2009, and 2008, we recognized approximately $1.5 million, $0.7 million, and $0.7 million in interest and penalties. We had approximately $3.1 million and $2.7 million for the payment of interest and penalties accrued within noncurrent taxes payable as of December 31, 2010 and 2009. These amounts are not included in the reconciliation above.

The components of the provision for income taxes consist of the following for the years ended December 31 (in thousands):

	2010	2009	2008
Tax provision:
Federal	$195,843	$191,154	$179,376
State	25,492	25,436	24,395
Foreign	8,167	10,271	12,825

	229,502	226,861	216,596
Deferred provision (benefit)	7,574	(630)	2,614

Total provision	$237,076	$226,231	$219,210

A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate for the years ended December 31 is as follows:

	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.7	2.8	2.8
Stock-based compensation	(0.0)	(0.0)	(0.1)
Other	0.3	0.7	0.2

	38.0%	38.5%	37.9%

Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):

	2010	2009
Deferred tax assets:
Compensation	$70,915	$60,143
Receivables	10,430	8,612
Other	5,307	4,822
Deferred tax liabilities:
Intangible assets	(49,447)	(41,176)
Prepaid assets	(8,997)	(5,581)
Long-lived assets	(10,095)	(3,758)
Other	(4,811)	(2,186)

Net deferred tax assets	$13,302	$20,876

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

STOCK AWARD PLANS. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our statements of operations for stock-based compensation is as follows (in thousands):

2010	$37,047
2009	21,267
2008	20,804

Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 28,000,000 shares can be granted under this plan; approximately 7,022,000 shares were available for stock awards as of December 31, 2010, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

The contractual lives of all options as originally granted are ten years. Options vested over a five-year period from the date of grant, with none vesting the first year and one quarter vesting each year after that. Recipients are able to exercise options using a stock swap which results in a new, fully-vested restoration option with a grant price established based on the date of the swap and a remaining contractual life equal to the remaining life of the original option. Options issued to non-employee directors vested immediately. The fair value per option is established using the Black-Scholes option pricing model, with the resulting expense being recorded over the vesting period of the award. Other than restoration options, we have not issued any stock options since 2003. As of December 31, 2010, there was no unrecognized compensation expense related to stock options since all outstanding options were fully vested.

The following schedule summarizes stock option activity in the plan.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Average Remaining Life (years)
December 31, 2009	1,857,663	$19.31
Grants	153,339	62.05
Exercised	(1,031,517)	21.09
Terminated	(8,092)	62.99

Outstanding at December 31, 2010	971,393	$23.79	$54,784	1.64

Vested at December 31, 2010	971,393	$23.79	$54,784	1.64

Exercisable at December 31, 2010	971,393	$23.79	$54,784	1.64

Information on the intrinsic value of options exercised is as follows (in thousands):

2010	$43,485
2009	41,007
2008	52,034

The fair value per option was estimated using the Black-Scholes option pricing model with the following assumptions:

	2010 Grants	2009 Grants	2008 Grants
Risk-free interest rate	.47-1.07%	.92-1.3%	4.5%
Dividend per share (quarterly amounts)	$.25-.29	$.24-.25	$.22-.24
Expected volatility factor	30.2-31.2%	32.7-33.8%	31.2%
Expected option term	.01-3 years	.02-4 years	.3-5 years

Weighted average fair value per option	$9.43	$9.06	$11.80

RESTRICTED STOCK GRANTS. We have awarded performance-based restricted shares and restricted units to certain key employees and non-employee directors. These restricted shares and restricted units are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. The awards also contain restrictions on the awardees’ ability to sell or transfer vested shares or units for a specified period of time. The fair value of these shares is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts have varied from 12 to 22 percent and are calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.

The following table summarizes our nonvested performance-based restricted stock grants as of December 31, 2010:

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	3,785,570	$40.40
Granted	762,935	63.31
Vested	(760,544)	38.60
Forfeitures	(114,082)	39.14

Nonvested at December 31, 2010	3,673,879	$45.57

The following table summarizes performance based shares and units by year of grant:

Year of grant	First vesting date	Last vesting date	Shares and units granted, net of forfeitures	Weighted average grant date fair value	Shares and units nonvested
2007	December 31, 2007	December 31, 2011	319,895	$39.70	115,162
2008	December 31, 2008	December 31, 2012	7,848	42.60	4,944
2008	December 31, 2009	December 31, 2013	2,443,094	39.66	1,954,590
2009	December 31, 2010	December 31, 2014	963,353	44.06	838,117
2010	December 31, 2011	December 31, 2015	761,066	63.34	761,066

			4,495,256	$45.57	3,673,879

We have also awarded restricted shares and units to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed over the vesting period of the award. The following table summarizes these nonvested restricted stock grants as of December 31, 2010:

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	193,899	$22.75
Granted	0	0
Vested	(54,568)	31.04
Forfeitures	(940)	46.20

Nonvested at December 31, 2010	138,391	$19.33

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

A summary of the fair value of restricted stock vested (in thousands):

2010	$34,056
2009	18,223
2008	19,100

As of December 31, 2010, there is unrecognized compensation expense of $168.5 million related to previously granted restricted shares and units. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.

EMPLOYEE STOCK PURCHASE PLAN. Our 1997 Employee Stock Purchase Plan allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of the quarter discounted by 15 percent. Shares are vested immediately. The following is a summary of the employee stock purchase plan activity (dollar amounts in thousands):

	Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
2010	215,054	$11,273	$1,989
2009	240,505	10,472	1,848
2008	230,081	10,540	1,859

SHARE REPURCHASE PROGRAMS. During 2007 and 2009, our Board of Directors authorized stock repurchase programs that allow management to repurchase 10,000,000 shares under each authorization for reissuance upon the exercise of employee stock options and other stock plans. There are no shares remaining to repurchase under the 2007 authorization. The activity under those programs for each of the periods reported is as follows (dollar amounts in thousands):

	Shares repurchased	Total value of shares repurchased
2007 Program
2008 Purchases	3,720,704	$200,800
2009 Purchases	5,101,747	266,900
2010 Purchases	1,114,849	60,600

	Shares repurchased	Total value of shares repurchased
2009 Program
2010 Purchases	1,394,831	$90,500

As of December 31, 2010, there were approximately 8,605,000 shares remaining for repurchase under this authorization. These repurchases are expected to take place over multiple years. We are currently purchasing shares under this 2009 authorization.

NOTE 7: COMMITMENTS AND CONTINGENCIES

EMPLOYEE BENEFIT PLANS. We offer a defined contribution profit-sharing and savings plan which qualifies under section 401(k) of the Internal Revenue Code and covers all eligible U.S. employees. Annual profit-sharing contributions are determined by us, in accordance with the provisions of the plan. We can also elect to make matching contributions to the plan. Profit-sharing plan expense, including matching contributions, was approximately (in thousands):

2010	$28,293
2009	24,152
2008	30,018

We have committed to a profit sharing match of four percent of eligible compensation in 2010.

NONQUALIFIED DEFERRED COMPENSATION PLAN. The Robinson Companies Nonqualified Deferred Compensation Plan provides certain employees the opportunity to defer a specified percentage or dollar amount of their cash and stock compensation. Participants may elect to defer up to 100 percent of their cash compensation. The accumulated benefit obligation was $1.0 million as of December 31, 2010 and 2009. We have purchased investments to fund the future liability. The investments had an aggregate market value of $1.0 million as of December 31, 2010 and 2009 and are included in other assets in the consolidated balance sheets. In addition, all restricted shares granted but not yet delivered or not yet forfeited are also held within this plan.

LEASE COMMITMENTS. We lease certain facilities and equipment under operating leases.

Information regarding our lease expense is as follows (in thousands):

2010	$36,945
2009	35,345
2008	32,139

Minimum future lease commitments under noncancelable lease agreements in excess of one year as of December 31, 2010, are as follows (in thousands):

2011	$31,396
2012	22,512
2013	18,844
2014	15,726
2015	11,767
Thereafter	21,224

Total	$121,469

In addition to minimum lease payments, we are typically responsible under our lease agreements to pay our pro rata share of maintenance expenses, common charges, and real estate taxes of the buildings we lease space in.

LITIGATION.

On March 20, 2009, at the conclusion of a trial in Illinois State Court, Twelfth Judicial Circuit, Circuit Court of Will County, a jury entered a verdict of $23.75 million against us, a federally authorized motor carrier with which we contracted, and the motor carrier’s driver. The award was entered in favor of three named plaintiffs following a consolidated trial, stemming from an accident that occurred on April 1, 2004. The motor carrier and the driver both admitted that at the time of the accident the driver was acting as an agent for the motor carrier, and that the load was being transported according to the terms of our contract with the motor carrier. Our contract clearly defined the motor carrier as an independent contractor. The verdict has the effect of holding us vicariously liable for the damages caused by the admitted negligence of the motor carrier and its driver. There were no claims that our selection or retention of the motor carrier was negligent.

Given our prior experience with claims of this nature, we believe the court erred in allowing these claims to be considered by a jury. As a result, we are vigorously pursuing all available legal avenues by which we may obtain relief from the verdict. We have sought relief from the verdict in the Appellate Court of Illinois, Third Judicial District. The appellate court heard oral arguments in this case on January 19, 2011 and a decision is expected to be issued during 2011.

Under the terms of the insurance program which we had in place in 2004, we would be responsible for the first $5.0 million of claims of this nature plus post judgment interest on the amount. Because there are multiple potential outcomes, many of which are reasonably possible, but none of which we believe is probable, we have not recorded a liability for this claim at this time.

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is currently expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

NOTE 8: ACQUISITIONS

In June 2009, we acquired the operating subsidiaries of Walker, an international freight forwarder headquartered in London, England. The purchase price, net of cash acquired, was $9.8 million. Goodwill recognized in this transaction amounted to $9.0 million. Other intangible assets amounted to $2.2 million. All goodwill and other intangible assets related to this acquisition are tax deductible over 15 years.

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

In September 2009, we acquired certain assets of Rosemont Farms Corporation, Inc., a produce marketing company, and an affiliated company Quality Logistics, LLC, a transportation provider that focused on produce transportation, both headquartered in Boca Raton, Florida. Cash paid at acquisition was $29.0 million. Goodwill recognized in this transaction amounted to $23.6 million. Other intangible assets amount to $8.0 million. All goodwill and other intangible assets related to this acquisition are tax deductible over 15 years.

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

NOTE 9: SUPPLEMENTARY DATA

Our unaudited results of operations for each of the quarters in the years ended December 31, 2010 and 2009 are summarized below (in thousands, except per share data).

2010	March 31	June 30	September 30	December 31
Total revenues:
Transportation	$1,639,236	$1,963,944	$2,026,154	$1,946,325
Sourcing	422,655	476,074	380,108	364,337
Information Services	12,726	13,964	14,095	14,687

Total revenues	2,074,617	2,453,982	2,420,357	2,325,349

Costs and expenses:
Purchased transportation and related services	1,354,299	1,654,089	1,689,590	1,604,552
Purchased products sourced for resale	387,717	435,260	348,187	332,633
Personnel expenses	146,755	154,091	161,947	169,271
Other selling, general, and administrative expenses	49,839	54,087	54,300	54,828

Total costs and expenses	1,938,610	2,297,527	2,254,024	2,161,284

Income from operations	136,007	156,455	166,333	164,065

Net income	$84,012	$97,226	$102,627	$103,161

Basic net income per share	$0.51	$0.59	$0.62	$0.63
Diluted net income per share	$0.50	$0.59	$0.62	$0.62

Basic weighted average shares outstanding	165,440	164,749	164,691	164,729
Dilutive effect of outstanding stock awards	1,135	1,016	885	1,346

Diluted weighted average shares outstanding	166,575	165,765	165,576	166,075

Market price range of common stock:
High	$63.65	$62.15	$70.87	$81.02
Low	$51.16	$53.89	$54.50	$68.74

2009	March 31	June 30	September 30	December 31
Total revenues:
Transportation	$1,318,526	$1,487,577	$1,563,335	$1,606,664
Sourcing	359,134	427,010	379,594	389,554
Information Services	10,340	11,433	11,874	12,148

Total revenues	1,688,000	1,926,020	1,954,803	2,008,366

Costs and expenses:
Purchased transportation and related services	1,020,832	1,181,354	1,253,503	1,312,831
Purchased products sourced for resale	328,565	392,962	348,734	356,449
Personnel expenses	153,223	151,743	148,750	143,852
Other selling, general, and administrative expenses	48,012	50,077	49,015	52,476

Total costs and expenses	1,550,632	1,776,136	1,800,002	1,865,608

Income from operations	137,368	149,844	154,801	142,758

Net income	$85,383	$92,253	$95,460	$87,734

Basic net income per share	$.50	$.55	$.57	$.53
Diluted net income per share	$.50	$.54	$.57	$.52

Basic weighted average shares outstanding	169,140	167,972	167,191	166,258
Dilutive effect of outstanding stock awards	1,685	1,612	1,457	1,471

Diluted weighted average shares outstanding	170,825	169,584	168,648	167,729

Market price range of common stock:
High	$56.14	$55.25	$59.63	$61.69
Low	$37.36	$44.19	$49.06	$54.58

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plans

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	5,794,783	$23.79	7,021,633
Equity compensation plans not approved by security holders	—	—	—

Total	5,794,783	$23.79	7,021,633

(1)	Includes stock available for issuance under our Directors’ Stock Plan and our Employee Stock Purchase Plan, as well as options, restricted stock granted and shares that may become subject to future awards under our 1997 Omnibus Stock Plan. Specifically, 270 shares remain available under our Directors’ Stock Plan, 4,823,120 shares remain available under our Employee Stock Purchase Plan, and 971,393 options remain outstanding for future exercise. Under our 1997 Omnibus Stock Plan, 7,021,633 shares may become subject to future awards in the form of stock option grants or the issuance of restricted stock.

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

(1) The Company’s 2010 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

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

(3) Index to Exhibits – See Exhibit Index on page 59 for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document. We will furnish a copy of any Exhibit at no cost to a security holder upon request.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

Report on Form 8-K, dated October 26, 2010, filed in connection with our release of earnings for the three months ended September 30, 2010.

Report on Form 8-K, dated December 9, 2010, announced that its Board of Directors today declared an increase to the regular quarterly cash dividend from 25 cents ($0.25) per share to 29 cents ($0.29) per share, payable on January 3, 2011, to shareholders of record on December 20, 2010.

Report on Form 8-K, dated December 15, 2010, announced that Steven L. Polacek notified the company that due to the demands of his new position as Senior Vice President and Chief Financial Officer of Capella Education Company, he will resign from the Board of Directors of the Company effective January 1, 2011.

(c)	See Item 15(a)(3) above.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

The transactions in the allowance for doubtful accounts for the years ended December 31, 2010, 2009, and 2008 were as follows (in thousands):

	December 31, 2010	December 31, 2009	December 31, 2008
Balance, beginning of year	$30,651	$29,263	$28,023
Provision	13,922	16,685	14,329
Write-offs	(13,628)	(15,297)	(13,089)

Balance, end of year	$30,945	$30,651	$29,263

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on March, 1, 2011.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ BEN G. CAMPBELL

Ben G. Campbell
Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2011.

Signature	Title

/s/ JOHN P. WIEHOFF John P. Wiehoff	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ CHAD M. LINDBLOOM Chad M. Lindbloom	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

* David W. MacLennan	Director

* ReBecca Koenig Roloff	Director

* Robert Ezrilov	Director

* Michael W. Wickham	Director

* James B. Stake	Director

* Wayne M. Fortun	Director

* Brian P. Short	Director

*By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Attorney-in-Fact

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Incorporation of the Company (as amended on February 18, 2010) (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.1	Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.2	Amended and Restated Rights Agreement between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 10, 2007)

†10.1	1997 Omnibus Stock Plan (as amended May 18, 2006) (Incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on April 6, 2006)

†10.2	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.3	C.H. Robinson Worldwide, Inc. Directors’ Stock Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.4	Form of Management-Employee Agreement (Key Employee) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.5	Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.6	Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.7	Management Bonus Plan (Incorporated by reference to Appendix B to the Proxy Statement on Form DEF 14A filed on April 15, 2005)

†10.8	Management Bonus Plan (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

†10.9	Robinson Companies Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-47080 filed on September 29, 2000)

10.10	Robinson Companies Nonqualified Deferred Compensation Plan Trust Agreement, dated January 1, 2001, by and between C.H. Robinson Worldwide, Inc. and American Express Trust Company (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

†10.11	Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C.H. Robinson Worldwide, Inc. and John P. Wiehoff (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

Number	Description
10.12	Form of Restricted Stock Award for U.S. Managerial Employees (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.13	Form of Restricted Unit Award for U.S. Managerial Employees(Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*24	Powers of Attorney

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 1, 2011, formatted in XBRL: (i) Consolidated Statement of Operations for the years ended December 31, 2010, 2009, and 2008, (ii) Consolidated Balance Sheets as of December 31, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009, (iv) Consolidated Statements of Stockholders’ Investment for the years ended 2010, 2009, and 2008, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report