Form 10-Q
period 2011-03-31
C H ROBINSON WORLDWIDE INC
filed 2011-05-10
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of May 3, 2011, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 165,563,574.

C.H. ROBINSON WORLDWIDE, INC.

FORM 10-Q

For the Quarter Ended March 31, 2011

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$359,335	$398,607
Available-for-sale securities	982	9,290
Receivables, net of allowance for doubtful accounts of $31,683 and $30,945	1,175,775	1,036,070
Deferred tax asset	9,386	5,466
Prepaid expenses and other	36,593	32,335

Total current assets	1,582,071	1,481,768
Property and equipment, net	114,779	114,333
Goodwill	358,660	359,116
Intangible and other assets, net	34,852	32,646
Deferred tax asset	5,972	7,836

Total assets	$2,096,334	$1,995,699

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and outstanding checks	$709,124	$627,561
Accrued expenses:
Compensation and profit-sharing contribution	49,098	96,991
Income taxes and other	93,537	47,055

Total current liabilities	851,759	771,607
Long term liabilities:
Noncurrent income taxes payable	10,769	10,667
Other long term liabilities	6,280	9,357

Total liabilities	868,808	791,631

Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $0.10 par value, 480,000 shares authorized; 177,067 and 177,060 shares issued; 165,750 and 166,048 shares outstanding	16,575	16,605
Retained earnings	1,662,227	1,613,912
Additional paid-in capital	183,526	178,087
Accumulated other comprehensive loss	(7,525)	(6,425)
Treasury stock at cost (11,317 and 11,012 shares)	(627,277)	(598,111)

Total stockholders’ investment	1,227,526	1,204,068

Total liabilities and stockholders’ investment	$2,096,334	$1,995,699

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010

REVENUES:
Transportation	$1,991,022	$1,639,236
Sourcing	360,028	422,655
Information Services	14,422	12,726

Total revenues	2,365,472	2,074,617
COSTS AND EXPENSES:
Purchased transportation and related services	1,648,102	1,354,299
Purchased products sourced for resale	327,029	387,717
Personnel expenses	175,109	146,755
Other selling, general, and administrative expenses	58,517	49,839

Total costs and expenses	2,208,757	1,938,610

Income from operations	156,715	136,007
Investment and other income	225	474

Income before provision for income taxes	156,940	136,481
Provision for income taxes	59,912	52,469

Net income	97,028	84,012
Other comprehensive loss	(1,100)	(4,128)

Comprehensive income	$95,928	$79,884

Basic net income per share	$0.59	$0.51

Diluted net income per share	$0.59	$0.50

Basic weighted average shares outstanding	165,124	165,440
Dilutive effect of outstanding stock awards	640	1,135

Diluted weighted average shares outstanding	165,764	166,575

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010

OPERATING ACTIVITIES
Net income	$97,028	$84,012
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	12,510	4,664
Depreciation and amortization	7,139	7,559
Provision for doubtful accounts	2,397	2,637
Deferred taxes and other	(1,822)	3,111
Changes in operating elements:
Receivables	(142,121)	(119,117)
Prepaid expenses and other	(4,078)	(4,401)
Accounts payable and outstanding checks	81,701	36,964
Accrued compensation and profit-sharing contribution	(47,385)	(52,332)
Accrued income taxes and other	47,244	40,828

Net cash provided by operating activities	52,613	3,925

INVESTING ACTIVITIES
Purchases of property and equipment	(5,663)	(2,893)
Purchases and development of software	(3,967)	(1,475)
Purchases of available-for-sale-securities	0	(8,541)
Sales/maturities of available-for-sale-securities	8,327	6,481
Other investing activities	18	(25)

Net cash used for investing activities	(1,285)	(6,453)

FINANCING ACTIVITIES
Payment of contingent purchase price	(3,850)	0
Proceeds from stock issued for employee benefit plans	1,214	5,354
Repurchase of common stock	(45,500)	(68,201)
Excess tax benefit on stock-based compensation	7,511	2,391
Cash dividends	(48,851)	(42,409)

Net cash used for financing activities	(89,476)	(102,865)

Effect of exchange rates on cash	(1,124)	(2,270)
Net change in cash and cash equivalents	(39,272)	(107,663)
Cash and cash equivalents, beginning of period	398,607	337,308

Cash and cash equivalents, end of period	$359,335	$229,645

See accompanying notes.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of multimodal transportation services and logistics solutions through a network of 232 branch offices operating in North America, Europe, Asia, South America, Australia, and the Middle East. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our noncontrolling interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

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

Consistent with SEC rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read the condensed consolidated financial statements and related notes in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2010.

2. Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows (in thousands):

Balance December 31, 2010	$359,116
Foreign currency translation	(456)

Balance March 31, 2011	$358,660

A summary of our other intangible assets, with finite lives, which include primarily non-competition agreements and customer relationships, is as follows (in thousands):

	March 31, 2011	December 31, 2010
Gross	$22,329	$25,569
Accumulated amortization	(11,682)	(13,874)

Net	$10,647	$11,695

Other intangible assets, with indefinite lives, are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Trademarks	$1,800	$1,800

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Amortization expense	$1,084	$1,608

Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at March 31, 2011 is as follows (in thousands):

Remainder of 2011	$2,732
2012	3,079
2013	2,865
2014	1,971
2015	0

Total	$10,647

3. Litigation

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

Given our prior experience with claims of this nature, we believe the court erred in allowing these claims to be considered by a jury. As a result, we sought relief from the verdict in the Appellate Court of Illinois, Third Judicial District. On March 30, 2011 the Illinois Court of Appeals issued an opinion affirming the verdict. Although we and our insurance carriers will continue to pursue legal recourse, we determined that it was appropriate to record a $5.9 million charge in the first quarter of 2011. This amount represents our $5.0 million insurance deductible plus accrued post-judgment interest on that amount. Our insurance carrier is responsible for the remaining verdict amount and related post-judgment interest.

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

The following tables present information as of March 31, 2011 and December 31, 2010, about our financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques we used to determine their fair values.

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2011
Debt securities- Available-for-sale:
State and municipal obligations	$0	$982	$0	$982

Contingent purchase price related to acquisitions	$0	$0	$12,871	$12,871

December 31, 2010
Debt securities- Available-for-sale:
State and municipal obligations	$0	$8,370	$0	$8,370
Corporate bonds	0	920	0	920

Total assets at fair value	$0	$9,290	$0	$9,290

Contingent purchase price related to acquisitions	$0	$0	$16,623	$16,623

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

The table below sets forth a reconciliation of our beginning and ending Level 3 financial liability balance.

	Three Months Ended March 31,
	2011	2010
Balance January 1	$16,623	$14,658
Payments of contingent purchase price	(3,850)	0
Total unrealized losses included in earnings	98	802

Balance March 31	$12,871	$15,460

5. Stock Award Plans

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our statements of operations for stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock-based compensation expense	$12,510	$4,664

Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees, directors, and other third parties. A maximum of 28,000,000 shares can be granted under this plan; approximately 7,090,661 shares were available for stock awards as of March 31, 2011, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Stock Options—The contractual lives of all options as originally granted are ten years. Options vested over a five-year period from the date of grant, with none vesting the first year and one quarter vesting each year after that. Recipients are able to exercise options using a stock swap which results in a new, fully-vested restoration option with a grant price established based on the date of the swap and a remaining contractual life equal to the remaining life of the original option. Options issued to non-employee directors vest immediately. The fair value per option is established using the Black-Scholes option pricing model, with the resulting expense being recorded over the vesting period of the award. Other than restoration options, we have not issued any new stock options since 2003. As of March 31, 2011, there was no unrecognized compensation expense related to stock options since all outstanding options were fully vested.

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

As of March 31, 2011, there was unrecognized compensation expense of $156.0 million related to previously granted restricted equity. The amount of future expense will be based primarily on company performance, future awards, and certain other conditions.

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

Three Months Ended March 31, 2011
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
76,488	$4,820,000	$851,000

6. Income Taxes

C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2005.

	Three Months Ended March 31,
	2011	2010
Effective income tax rate	38.2%	38.4%

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

Forward-looking Information

Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in economic conditions such as the strength of the current recovery and uncertain consumer demand; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight, and changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to integrate the operations of acquired companies with our historic operations successfully; risks associated with litigation and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; increases in fuel prices; the impact of war on the economy; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010, filed on March 1, 2011.

Overview

Our company. We are a global provider of multimodal transportation services and logistics solutions, operating through a network of branch offices in North America, Europe, Asia, South America, Australia, and the Middle East. We work with approximately 49,000 transportation companies worldwide, and through those relationships we select and hire the appropriate transportation providers to meet our customers’ needs. As an integral part of our transportation services, we provide a wide range of value added logistics services, such as supply chain analysis, freight consolidation, outsourced transportation, transportation management, and information reporting.

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

During the first quarter of 2011, we opened one branch in Gothenburg, Sweden. We are planning limited branch openings during the remainder of 2011.

Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount as of March 31, 2011 increased 2.0 percent compared to our headcount as of December 31, 2010. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our sales employees more service-oriented, focused, and creative. In 2003, we implemented a restricted stock program to better align the interests of our key employees with the interests of our shareholders, and to motivate and retain them for the long term. These restricted stock awards vest over a five-year period based on the company’s earnings growth, and have been awarded annually since 2003.

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

Our contracted carriers. Our contracted carrier base includes motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. In 2010, our carrier base was approximately 49,000, up from approximately 47,000 in 2009. Motor carriers that had fewer than 100 tractors transported approximately 83 percent of our truckload shipments in 2010. In our Transportation business, no single carrier represents more than approximately one percent of our contracted carrier capacity.

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

During the first quarter of 2011, our consolidated total revenues increased 14.0 percent due primarily to volume increases in nearly all of our modes of transportation and increasing transportation rates. Transportation rates increased primarily due to a rise in fuel prices and increased pricing to our customers. Our pricing, exclusive of fuel, increased due to an increase in overall transportation market demand.

Due to increased volumes in most of our transportation modes, we achieved our long-term growth goal of 15 percent during the first quarter of 2011. Our net revenues grew 17.4 percent to $390.3 million. Our income from operations increased 15.2 percent to $156.7 million and our diluted earnings per share increased 18.0 percent to $0.59. During the first quarter of 2011, our net revenue margins (net revenues as a percentage of total revenues) increased to 16.5 percent from 16.0 percent in the first quarter of 2010. This increase was primarily due to a decline in our lower margin Sourcing business. Our Transportation net revenue margin decreased slightly due to higher transportation costs and higher fuel prices, partially offset by increased pricing to our customers.

Results of Operations

The following table summarizes our total revenues by service line:

	Three Months Ended March 31,
	2011	2010	% change
Revenues (in thousands)

Transportation	$1,991,022	$1,639,236	21.5%
Sourcing	360,028	422,655	-14.8%
Information Services	14,422	12,726	13.3%

Total	$2,365,472	$2,074,617	14.0%

The following table illustrates our net revenue margins, or net revenues as a percentage of total revenues, between services and products:

	Three Months Ended March 31,
	2011	2010
Transportation	17.2%	17.4%
Sourcing	9.2	8.3
Information Services	100.0	100.0

Total	16.5%	16.0%

The following table summarizes our net revenues by service line:

	Three Months Ended March 31,
	2011	2010	% change
Net revenues (in thousands)

Transportation:

Truck	$294,500	$241,665	21.9%
Intermodal	9,600	8,496	13.0%
Ocean	15,570	12,522	24.3%
Air	9,185	8,835	4.0%
Other Logistics Services	14,065	13,419	4.8%

Total transportation	342,920	284,937	20.3%

Sourcing	32,999	34,938	-5.5%
Information Services	14,422	12,726	13.3%

Total net revenues	$390,341	$332,601	17.4%

The following table represents certain statement of operations data, shown as percentages of our net revenues:

	Three Months Ended March 31,
	2011	2010
Net revenues	100.0%	100.0%
Operating expenses
Personnel expenses	44.9	44.1
Other selling, general, and administrative expenses	15.0	15.0

Total operating expenses	59.9	59.1

Income from operations	40.1	40.9
Investment and other income	0.1	0.1

Income before provision for income taxes	40.2	41.0
Provision for income taxes	15.3	15.8

Net income	24.9%	25.3%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Total revenues and direct costs. Our consolidated total revenues increased 14.0 percent in the first quarter of 2011 compared to the first quarter of 2010. Total Transportation revenues increased 21.5 percent to $2.0 billion in the first quarter of 2011 from $1.6 billion in the first quarter of 2010. This increase was driven by higher volumes in nearly all of our transportation modes and increased pricing to our customers, including the impacts of higher fuel costs. Total purchased transportation services increased 21.7 percent in the first quarter of 2011 to $1.6 billion from $1.4 billion in the first quarter of 2010. This increase was due to higher volumes in nearly all of our transportation modes and higher transportation costs, including the impacts of higher fuel costs. Our Sourcing revenue decreased 14.8 percent to $360.0 million in the first quarter of 2011. This decrease is primarily due to declines in our business with a large customer. Purchased products sourced for resale decreased 15.7 percent in the first quarter of 2011 to $327.0 million from $387.7 million in the first quarter of 2010. Our Information Services revenue increased 13.3 percent to $14.4 million in the first quarter of 2011 from $12.7 million in the first quarter of 2010. The increase was driven by increases in certain fees that are impacted by fuel prices and an increase in transactions.

Net revenues. Total Transportation net revenues increased 20.3 percent to $342.9 million in the first quarter of 2011 from $284.9 million in the first quarter of 2010. The slight decline in our Transportation net revenue margin to 17.2 percent in 2011 from 17.4 percent in 2010 was largely driven by higher transportation costs and higher fuel costs, partially offset by an increase in transportation pricing to our customers. In our largest transportation service, truckload transportation, our different pricing arrangements with customers and contract carriers make it very difficult to measure the precise impact of changes in fuel prices; however, we believe that fuel costs essentially act as a pass-through to our truckload business. Therefore, in times of increasing fuel prices, our net revenue margin percentage declines as it did in the first quarter of 2011.

Our truck net revenues, which consist of truckload and less-than-truckload (“LTL”) services, comprise approximately 75 percent of our total net revenues. Our truck net revenues increased 21.9 percent to $294.5 million in the first quarter of 2011 from $241.7 million in the first quarter of 2010. Our truckload volumes increased approximately 7.5 percent. Our truckload net revenue margin was consistent with the first quarter of 2010. Excluding the estimated impacts of the change in fuel, our truckload pricing to our customers increased approximately eight percent in the first quarter of 2011 compared to the first quarter of 2010. Our truckload transportation costs increased approximately six percent, excluding the estimated impacts of the change in fuel.

During the first quarter of 2011, our LTL net revenues increased approximately 31 percent. The increase was driven by an increase in total shipments of approximately 18 percent, pricing increases, and a small increase in our net revenue margin.

Our intermodal net revenue increase of 13 percent to $9.6 million in the first quarter was due to increased prices, partially offset by a small volume decline. Our volumes declined due to weather impacts and our geographic mix. Price increases were driven by market conditions and the increased price of fuel. Net revenue margins were slightly higher than the first quarter of 2010.

Our ocean transportation net revenue increase of 24.3 percent to $15.6 million in the first quarter of 2011 was driven by higher pricing and volume increases, partially offset by increased cost of capacity. We experienced a net revenue margin decline due to increased cost of capacity, which was partially offset by increased pricing to our customers.

Our air transportation net revenue increased 4.0 percent to $9.2 million in the first quarter of 2011 due to higher volumes. Our air net revenue margins decreased in the first quarter of 2011 due to higher cost of capacity.

Other logistics services net revenues consist primarily of transportation management fees and customs brokerage fees. The increase of 4.8 percent was driven primarily by an increase in management fees.

For the first quarter, Sourcing net revenue decreased 5.5 percent to $33.0 million in 2011 from $34.9 million in 2010. This decline is primarily due to decreased volumes with a large customer that, due to a change in their sourcing strategy, has eliminated some of our business with them. We continue to help them through the transition and believe that there may be new opportunities for us to grow our business with them in the future. As a result of this change, we believe our Sourcing volumes and net revenues could decline over the next several quarters as this transition will initially lead to more declines than new opportunities available to us. Our net revenue margin increased to 9.2 percent in 2011 from 8.3 percent in 2010. The increased margin was primarily driven by higher prices for certain commodities as a result of bad weather in some growing regions.

Our Information Services net revenue increased 13.3 percent in the first quarter of 2011 to $14.4 million. The increase was driven by increases in certain fees that are impacted by fuel prices and an increase in transactions.

Operating expenses. For the first quarter, operating expenses increased 18.8 percent to $233.6 million in 2011 from $196.6 million in 2010. This was due to an increase of 19.3 percent in personnel expenses and an increase of 17.4 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses increased to 59.9 percent in the first quarter of 2011 from 59.1 percent in the first quarter of 2010.

Personnel expenses related to our restricted stock program and various other incentive plans increased as many are variable, based on growth in our earnings. For the first quarter, stock based compensation expense increased 168.2 percent to $12.5 million in 2011 from $4.7 million in 2010. In addition to our variable compensation plans, our headcount as of March 31, 2011 increased 5.9 percent over March 31, 2010. Our personnel expenses as a percentage of net revenue increased in the first quarter of 2011 to 44.9 percent compared to 44.1 percent in the first quarter of 2010.

For the first quarter, other selling, general, and administrative expenses increased to $58.5 million from $49.8 million in the first quarter of 2010. As previously announced, we recorded a $5.9 million charge in the first quarter due to a ruling by the Illinois Court of Appeals.

Income from operations. Income from operations increased 15.2 percent to $156.7 million for the three months ended March 31, 2011. Income from operations as a percentage of net revenues was 40.1 percent and 40.9 percent for the three months ended March 31, 2011 and 2010.

Investment and other income. Investment and other income decreased 52.5 percent to $0.2 million for the three months ended March 31, 2011. Our investment income is down due to lower investment yields during the first quarter of 2011 compared to the first quarter of 2010.

Provision for income taxes. Our effective income tax rate was 38.2 percent for the first quarter of 2011 and 38.4 percent for the first quarter of 2010. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income increased 15.5 percent to $97.0 million for the three months ended March 31, 2011. Basic net income per share was $0.59 and $0.51 for the three months ended March 31, 2011 and 2010. Diluted net income per share was $0.59 and $0.50 for the three months ended March 31, 2011 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $359.3 million and $229.6 million as of March 31, 2011 and 2010. Available-for-sale securities consisting primarily of highly liquid investments totaled $1.0 million and $53.6 million as of March 31, 2011 and 2010. Working capital at March 31, 2011 and 2010 was $730.3 million and $567.4 million.

We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions to support our long-term growth strategy, but those acquisitions must fit our culture and enhance our growth opportunities. We continue to invest our cash with a focus on principal preservation. Our current interest-bearing cash and investments are primarily municipal money markets in tax exempt bonds.

Cash flow from operating activities. We generated $52.6 million and $3.9 million of cash flow from operations during the three months ended March 31, 2011 and 2010. Accounts payable increased by $81.7 million from December 31, 2010 to March 31, 2011. The increase in payables was driven by growth in transaction volumes and the increased cost of capacity. Accounts receivable increased by $139.7 million from December 31, 2010 to March 31, 2011. This increase was driven by growth in total revenues and transaction volumes during the same period.

Cash flow from investing activities. We used $1.3 million and $6.5 million of cash flow for investing activities during the three months ended March 31, 2011 and 2010. We used $9.6 million and $4.4 million of cash for capital expenditures, including the purchase and development of software, during the three months ended March 31, 2011 and 2010. We had $8.3 million of cash provided from net purchases, sales, and maturities of available-for-sale securities during the three months ended March 31, 2011.

Cash flow from financing activities. We used $89.5 million and $102.9 million of cash flow for financing activities during the three months ended March 31, 2011 and 2010.

We used $48.9 million and $42.4 million to pay cash dividends during the three months ended March 31, 2011 and 2010, with the increase in 2011 due to a 16 percent increase in our quarterly dividend rate to $0.29 per share in 2011 from $0.25 per share in 2010.

We used $45.5 million and $68.2 million of cash flow for share repurchases during the three months ended March 31, 2011 and 2010. The decrease is due to a decline of approximately 50 percent in the number of shares purchased during the first three months of 2011 compared to the same period of 2010. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.

We also used $3.9 million of cash flow for the payment of contingent consideration during the three months ended March 31, 2011.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of our critical accounting policies and estimates.

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

Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $31.7 million as of March 31, 2011, increased compared to the allowance of $30.9 million as of December 31, 2010. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

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

We had $360.3 million of cash and investments on March 31, 2011, consisting of $359.3 million of cash and cash equivalents and $1.0 million of short-term available-for-sale securities. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are money market securities consisting of tax exempt bonds. All of our available-for-sale securities are high-quality bonds and are exempt from U.S. federal income taxes. Because of the credit risk criteria of our investment policies and practices, the primary market risks associated with these investments are interest rate and liquidity risks. A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. Market risk arising from changes in foreign currency exchange rates are not material due to the size of our international operations.

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

Given our prior experience with claims of this nature, we believe the court erred in allowing these claims to be considered by a jury. As a result, we sought relief from the verdict in the Appellate Court of Illinois, Third Judicial District. On March 30, 2011 the Illinois Court of Appeals issued an opinion affirming the verdict. Although we and our insurance carriers will continue to pursue legal recourse, as previously disclosed we determined that it was appropriate to record a $5.9 million charge in the first quarter of 2011. This amount represents our $5.0 million insurance deductible plus accrued post-judgment interest on that amount. Our insurance carrier is responsible for the remaining verdict amount and related post-judgment interest.

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is currently expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the company during the quarter ended March 31, 2011 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 – January 31, 2011	0	$0	0	8,605,169
February 1, 2011 – February 28, 2011	305,678	$73.60	305,678	8,299,491
March 1, 2011 – March 31, 2011	317,537	$72.44	317,537	7,981,954

Total:	623,215	$73.01	623,215	7,981,954

(1)	In August 2009, the C.H. Robinson Board of Directors authorized management to repurchase an additional 10,000,000 shares. These repurchases are expected to take place over multiple years. During the first quarter of 2011, we purchased 623,215 shares under the 2009 authorization.

ITEM 3.	Defaults on Senior Securities

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2011, formatted in XBRL

(b) Reports on Form 8-K

We filed a report on Form 8-K February 1, 2011; this report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of our earnings release for the quarter ended December 31, 2010.

We filed a report on Form 8-K on February 10, 2011; this report contained information regarding our announcement that our Board of Directors declared a regular quarterly cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2011

C.H. ROBINSON WORLDWIDE, INC.

By	/S/ JOHN P. WIEHOFF
John P. Wiehoff
Chief Executive Officer

By	/S/ CHAD M. LINDBLOOM
Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)