Form 10-Q
period 2011-06-30
C H ROBINSON WORLDWIDE INC
filed 2011-08-09
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of August 3, 2011, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 165,315,837.

C.H. ROBINSON WORLDWIDE, INC.

FORM 10-Q

For the Quarter Ended June 30, 2011

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$315,897	$398,607
Available-for-sale securities	0	9,290
Receivables, net of allowance for doubtful accounts of $30,352 and $30,945	1,311,192	1,036,070
Deferred tax asset	7,854	5,466
Prepaid expenses and other	41,138	32,335

Total current assets	1,676,081	1,481,768
Property and equipment, net	114,872	114,333
Goodwill	358,791	359,116
Intangible and other assets, net	36,557	32,646
Deferred tax asset	7,496	7,836

Total assets	$2,193,797	$1,995,699

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and outstanding checks	$758,023	$627,561
Accrued expenses:
Compensation and profit-sharing contribution	77,516	96,991
Income taxes and other	54,348	47,055

Total current liabilities	889,887	771,607
Long term liabilities:
Noncurrent income taxes payable	11,588	10,667
Other long term liabilities	3,896	9,357

Total liabilities	905,371	791,631

Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $0.10 par value, 480,000 shares authorized; 177,039 and 177,060 shares issued; 165,620 and 166,048 shares outstanding	16,562	16,605
Retained earnings	1,724,632	1,613,912
Additional paid-in capital	193,615	178,087
Accumulated other comprehensive loss	(6,890)	(6,425)
Treasury stock at cost (11,419 and 11,012 shares)	(639,493)	(598,111)

Total stockholders’ investment	1,288,426	1,204,068

Total liabilities and stockholders’ investment	$2,193,797	$1,995,699

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES:
Transportation	$2,269,036	$1,963,944	$4,260,058	$3,603,180
Sourcing	423,536	476,074	783,564	898,729
Payment Services	15,090	13,964	29,512	26,690

Total revenues	2,707,662	2,453,982	5,073,134	4,528,599
COSTS AND EXPENSES:
Purchased transportation and related services	1,901,189	1,654,089	3,549,291	3,008,388
Purchased products sourced for resale	388,607	435,260	715,636	822,977
Personnel expenses	178,945	154,091	354,054	300,846
Other selling, general, and administrative expenses	58,826	54,087	117,343	103,926

Total costs and expenses	2,527,567	2,297,527	4,736,324	4,236,137

Income from operations	180,095	156,455	336,810	292,462
Investment and other income	326	363	551	837

Income before provision for income taxes	180,421	156,818	337,361	293,299
Provision for income taxes	69,398	59,592	129,310	112,061

Net income	111,023	97,226	208,051	181,238
Other comprehensive income (loss)	635	(5,268)	(465)	(9,396)

Comprehensive income	$111,658	$91,958	$207,586	$171,842

Basic net income per share	$0.67	$0.59	$1.26	$1.10

Diluted net income per share	$0.67	$0.59	$1.26	$1.09

Basic weighted average shares outstanding	164,607	164,749	164,847	165,087
Dilutive effect of outstanding stock awards	587	1,016	614	1,076

Diluted weighted average shares outstanding	165,194	165,765	165,461	166,163

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010

OPERATING ACTIVITIES
Net income	$208,051	$181,238
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	22,609	12,381
Depreciation and amortization	15,299	14,701
Provision for doubtful accounts	4,062	7,059
Deferred taxes and other	(618)	10,592
Changes in operating elements:
Receivables	(279,205)	(271,091)
Prepaid expenses and other	(8,451)	(7,816)
Accounts payable and outstanding checks	130,693	91,224
Accrued compensation and profit-sharing contribution	(19,451)	(34,705)
Accrued income taxes and other	5,865	6,290

Net cash provided by operating activities	78,854	9,873

INVESTING ACTIVITIES
Purchases of property and equipment	(11,733)	(7,988)
Purchases and development of software	(8,052)	(4,757)
Purchases of available-for-sale-securities	0	(10,752)
Sales/maturities of available-for-sale-securities	9,311	12,990
Restricted cash	0	(5,000)
Other investing activities	5	(27)

Net cash used for investing activities	(10,469)	(15,534)

FINANCING ACTIVITIES
Payment of contingent purchase price	(4,318)	0
Proceeds from stock issued for employee benefit plans	4,916	8,909
Repurchase of common stock	(64,499)	(89,141)
Excess tax benefit on stock-based compensation	11,053	4,297
Cash dividends	(97,562)	(84,636)

Net cash used for financing activities	(150,410)	(160,571)

Effect of exchange rates on cash	(685)	(4,951)
Net change in cash and cash equivalents	(82,710)	(171,183)
Cash and cash equivalents, beginning of period	398,607	337,308

Cash and cash equivalents, end of period	$315,897	$166,125

See accompanying notes.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of multimodal freight services and logistics solutions. We operate through a network of 232 branch offices located in North America, Europe, Asia, South America, Australia, and the Middle East. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our noncontrolling interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

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

2. Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows (in thousands):

Balance December 31, 2010	$359,116
Foreign currency translation	(325)

Balance June 30, 2011	$358,791

A summary of our other intangible assets, with finite lives, which include primarily non-competition agreements and customer relationships, is as follows (in thousands):

	June 30, 2011	December 31, 2010
Gross	$18,925	$25,569
Accumulated amortization	(9,308)	(13,874)

Net	$9,617	$11,695

Other intangible assets, with indefinite lives, are as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
Trademarks	$1,800	$1,800

Amortization expense for other intangible assets is as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Amortization expense	$2,121	$2,740

Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at June 30, 2011 is as follows (in thousands):

Remainder of 2011	$1,695
2012	3,083
2013	2,865
2014	1,974
2015	0

Total	$9,617

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

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations. For such legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

4. Fair Value Measurement

Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1—Quoted market prices in active markets for identical assets or liabilities.

•	Level 2—Observable market-based inputs or unobservable inputs that are corroborated by market data.

•	Level 3—Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The following tables present information as of June 30, 2011 and December 31, 2010, about our financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques we used to determine their fair values.

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2011
Contingent purchase price related to acquisitions	$0	$0	$13,493	$13,493

December 31, 2010
Debt securities- Available-for-sale:
State and municipal obligations	$0	$8,370	$0	$8,370
Corporate bonds	0	920	0	920

Total assets at fair value	$0	$9,290	$0	$9,290

Contingent purchase price related to acquisitions	$0	$0	$16,623	$16,623

The estimated fair values of debt securities held as available-for-sale were based on other market data for comparable instruments and the transactions related in establishing the prices. In measuring the fair value of the contingent payment liability, we used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.

The table below sets forth a reconciliation of our beginning and ending Level 3 financial liability balance.

	Three Months Ended June 30,
	2011	2010
Balance March 31	$12,871	$15,460
Payments of contingent purchase price	(468)	(445)
Total unrealized losses included in earnings	1,090	388

Balance June 30	$13,493	$15,403

	Six Months Ended June 30,
	2011	2010
Balance January 1	$16,623	$14,658
Payments of contingent purchase price	(4,318)	(445)
Total unrealized losses included in earnings	1,188	1,190

Balance June 30	$13,493	$15,403

5. Stock Award Plans

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our statements of operations for stock-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation expense	$10,099	$7,717	$22,609	$12,381

Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees, directors, and other third parties. A maximum of 28,000,000 shares can be granted under this plan; approximately 7,087,000 shares were available for stock awards as of June 30, 2011, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Stock Options—The contractual lives of all options as originally granted are ten years. Options vested over a five-year period from the date of grant, with none vesting the first year and one quarter vesting each year after that. Recipients are able to exercise options using a stock swap which results in a new, fully-vested restoration option with a grant price established based on the date of the swap and a remaining contractual life equal to the remaining life of the original option. Options issued to non-employee directors vest immediately. The fair value per option is established using the Black-Scholes option pricing model, with the resulting expense being recorded over the vesting period of the award. Other than restoration options, we have not issued any new stock options since 2003. As of June 30, 2011, there was no unrecognized compensation expense related to stock options since all outstanding options were fully vested.

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

As of June 30, 2011, there was unrecognized compensation expense of $146.2 million related to previously granted restricted equity. The amount of future expense will be based primarily on company performance, future awards, and certain other conditions.

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

Three Months Ended June 30, 2011
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
39,244	$2,629,897	$464,100

6. Income Taxes

C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2005.

	Three Months Ended June 30,
	2011	2010
Effective income tax rate	38.5%	38.0%

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

Forward-looking Information

Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in economic conditions, such as uncertain consumer demand; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight, and changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to integrate the operations of acquired companies with our historic operations successfully; risks associated with litigation and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; increases in fuel prices; the impact of war on the economy; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010, filed on March 1, 2011.

Overview

Our company. We are a global provider of multimodal freight transportation services and logistics solutions, operating through a network of branch offices in North America, Europe, Asia, South America, Australia, and the Middle East. We work with approximately 49,000 transportation companies worldwide, and through those relationships we select and hire the appropriate transportation providers to meet our customers’ needs. As an integral part of our transportation services, we provide a wide range of value added logistics services, such as supply chain analysis, freight consolidation, outsourced transportation, transportation management, and information reporting.

In addition to multimodal transportation services, we also offer fresh produce sourcing and fee-based payment services. Our Sourcing business is the buying, selling, and marketing of fresh produce. We purchase fresh produce through our network of produce suppliers and sell it to retail grocers and restaurant chains, produce wholesalers and foodservice providers. In some cases, we also arrange the transportation of the produce we sell through our relationships with specialized transportation companies. Those revenues are reported as Transportation revenues. Our Payment Services business is our subsidiary, T-Chek, which provides a variety of management and business intelligence services to motor carrier companies and to fuel distributors. Those services include funds transfer, fuel purchasing, and online expense management.

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

Our branch network. Our branch network of 232 offices worldwide is a competitive advantage. Building local customer and contract carrier relationships has been an important part of our success, and our worldwide network of offices supports our core strategy of serving customers locally, nationally, and globally. Our branch offices help us penetrate local markets, provide face-to-face service when needed, and recruit contract carriers. Our branch network also gives us knowledge of local market conditions, which is important in the transportation industry because it is so dynamic and market-driven.

Our branches work together to complete transactions and collectively meet the needs of our customers. Approximately 41 percent of our truckload shipments are shared transactions between branches. For many of our significant customer relationships, we coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. In addition, our methodology of providing services is very similar across all branches. Our North American branches have a common technology platform that they use to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction.

Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount as of June 30, 2011 increased approximately seven percent compared to our headcount as of June 30, 2010. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our sales employees more service-oriented, focused, and creative. In 2003, we implemented a restricted stock program to further align the interests of our key employees with the interests of our shareholders, and to motivate and retain them for the long term. These restricted stock awards vest over a five-year period based on the company’s earnings growth, and have been awarded annually since 2003.

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

During the second quarter of 2011, our consolidated total revenues increased 10.3 percent due primarily to expanded Transportation net revenue margins and increased pricing in most of our Transportation services. Transportation rates increased primarily due to a rise in fuel prices and increased pricing to our customers, which was driven by marketplace conditions.

During the second quarter of 2011, our net revenues grew 14.6 percent to $417.9 million. Our income from operations increased 15.1 percent to $180.1 million and our diluted earnings per share increased 13.6 percent to $0.67. During the second quarter of 2011, our net revenue margins (net revenues as a percentage of total revenues) increased to 15.4 percent from 14.9 percent in the second quarter of 2010. This increase was primarily due to Transportation net revenue margin expansion and increased pricing to our customers partially offset by higher transportation costs, higher fuel prices, and lower Sourcing net revenue margins.

Results of Operations

The following table summarizes our total revenues by service line:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% change	2011	2010	% change
Revenues (in thousands)

Transportation	$2,269,036	$1,963,944	15.5%	$4,260,058	$3,603,180	18.2%
Sourcing	423,536	476,074	-11.0%	783,564	898,729	-12.8%
Payment Services	15,090	13,964	8.1%	29,512	26,690	10.6%

Total	$2,707,662	$2,453,982	10.3%	$5,073,134	$4,528,599	12.0%

The following table illustrates our net revenue margins, or net revenues as a percentage of total revenues, between services and products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Transportation	16.2%	15.8%	16.7%	16.5%
Sourcing	8.2	8.6	8.7	8.4
Payment Services	100.0	100.0	100.0	100.0

Total	15.4%	14.9%	15.9%	15.4%

The following table summarizes our net revenues by service line:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% change	2011	2010	% change
Net revenues (in thousands)

Transportation:

Truck	$314,302	$259,917	20.9%	$608,802	$501,582	21.4%
Intermodal	10,862	9,425	15.2%	20,462	17,921	14.2%
Ocean	16,400	14,470	13.3%	31,970	26,992	18.4%
Air	11,435	11,271	1.5%	20,620	20,106	2.6%
Other logistics services	14,848	14,772	0.5%	28,913	28,191	2.6%

Total transportation	367,847	309,855	18.7%	710,767	594,792	19.5%

Sourcing	34,929	40,814	-14.4%	67,928	75,752	-10.3%
Payment Services	15,090	13,964	8.1%	29,512	26,690	10.6%

Total net revenues	$417,866	$364,633	14.6%	$808,207	$697,234	15.9%

The following table represents certain statement of operations data, shown as percentages of our net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Personnel expenses	42.8	42.3	43.8	43.1
Other selling, general, and administrative expenses	14.1	14.8	14.5	14.9

Total operating expenses	56.9	57.1	58.3	58.1

Income from operations	43.1	42.9	41.7	41.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Investment and other income	0.1	0.1	0.1	0.1

Income before provision for income taxes	43.2	43.0	41.7	42.1
Provision for income taxes	16.6	16.3	16.0	16.1

Net income	26.6%	26.7%	25.7%	26.0%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Total revenues and direct costs. Our consolidated total revenues increased 10.3 percent in the second quarter of 2011 compared to the second quarter of 2010. Total Transportation revenues increased 15.5 percent to $2.3 billion in the second quarter of 2011 from $2.0 billion in the second quarter of 2010. This increase was driven by increased pricing to our customers, including the impacts of higher fuel costs, and higher volumes. Total purchased transportation services increased 14.9 percent in the second quarter of 2011 to $1.9 billion from $1.7 billion in the second quarter of 2010. This increase was due to higher transportation costs, including the impacts of higher fuel costs, and higher volumes in our truck services. Our Sourcing revenue decreased 11.0 percent to $423.5 million in the second quarter of 2011. This decrease is primarily due to continued declines in our business with a large customer. Purchased products sourced for resale decreased 10.7 percent in the second quarter of 2011 to $388.6 million from $435.3 million in the second quarter of 2010. Our Payment Services revenue increased 8.1 percent to $15.1 million in the second quarter of 2011 from $14.0 million in the second quarter of 2010. The increase was driven by volume growth, primarily in our MasterCard® services, and pricing increases due to higher fuel prices.

Net revenues. Total Transportation net revenues increased 18.7 percent to $367.8 million in the second quarter of 2011 from $309.9 million in the second quarter of 2010. The increase in our Transportation net revenue margin to 16.2 percent in 2011 from 15.8 percent in 2010 was largely driven by an increase in transportation pricing to our customers, partially offset by higher transportation costs and higher fuel costs.

Our truck net revenues, which consist of truckload and less-than-truckload (“LTL”) services, comprise approximately 75 percent of our total net revenues. Our truck net revenues increased 20.9 percent to $314.3 million in the second quarter of 2011 from $259.9 million in the second quarter of 2010. Our truckload volumes increased approximately 3.5 percent. Our truckload net revenue margin increased compared to the second quarter of 2010. Excluding the estimated impacts of the change in fuel, our truckload pricing to our customers increased approximately six percent in the second quarter of 2011 compared to the second quarter of 2010. Our truckload transportation costs increased approximately four percent, excluding the estimated impacts of the change in fuel.

During the second quarter of 2011, our LTL net revenues increased approximately 28 percent. The increase was driven by an increase in total shipments of approximately 13 percent, pricing increases, and a small increase in our net revenue margin.

Our intermodal net revenue increase of 15.2 percent to $10.9 million in the second quarter was due to increased prices, and a small increase in our net revenue margin. During the second quarter of 2011, our volumes increased slightly compared to the second quarter of 2010. To support future growth, we are purchasing 500 53-foot containers. The total purchase price is approximately $6.5 million. We expect to begin taking delivery of these containers in the fourth quarter of 2011.

Our ocean transportation net revenue increase of 13.3 percent to $16.4 million in the second quarter of 2011 was driven by higher pricing partially offset by decreased volumes. Our ocean net revenue margin was comparable to the second quarter of 2010.

Our air transportation net revenue increased 1.5 percent to $11.4 million in the second quarter of 2011 due to higher pricing partially offset by increased cost of capacity and a decline in volumes. Our air net revenue margins increased in the second quarter of 2011 due to an increase in pricing to our customers, partially offset by higher transportation costs.

Other logistics services net revenues consist primarily of transportation management fees and customs brokerage fees. The increase of 0.5 percent was driven primarily by an increase in management fees.

For the second quarter, Sourcing net revenue decreased 14.4 percent to $34.9 million in 2011 from $40.8 million in 2010. This decline is primarily due to decreased volumes with a large customer that, due to a change in their sourcing strategy, has eliminated some of our business with them. As a result of this change, we believe our Sourcing volumes and net revenues could decline over the next several quarters as this transition will initially lead to more declines than new opportunities available to us. Excluding the impact of this customer, Sourcing net revenues declined slightly in the second quarter of 2011 compared to the second quarter of 2010. Our net revenue margin for the second quarter decreased to 8.2 percent in 2011 from 8.6 percent in 2010.

Our Payment Services net revenue increased 8.1 percent in the second quarter of 2011 to $15.1 million. The increase was driven by volume growth, primarily in our MasterCard® services, and pricing increases due to higher fuel prices.

Operating expenses. For the second quarter, operating expenses increased 14.2 percent to $237.8 million in 2011 from $208.2 million in 2010. This was due to an increase of 16.1 percent in personnel expenses and an increase of 8.8 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses decreased to 56.9 percent in the second quarter of 2011 from 57.1 percent in the second quarter of 2010.

Our personnel expenses as a percentage of net revenue increased in the second quarter of 2011 to 42.8 percent compared to 42.3 percent in the second quarter of 2010. This increase was primarily the result of an increase in expenses related to incentive compensation, including restricted stock, profit sharing, and other bonus programs that are driven by growth in earnings. For the second quarter, stock based compensation expense increased 30.9 percent to $10.1 million in 2011 from $7.7 million in 2010. Excluding these incentive compensation expenses, our personnel as a percent of net revenue decreased slightly, primarily due to our headcount increasing at a lower rate than our net revenues. Our headcount as of June 30, 2011 increased 7.3 percent over June 30, 2010.

For the second quarter, other selling, general, and administrative expenses increased to $58.8 million from $54.1 million in the second quarter of 2010. Our selling, general, and administrative expenses as a percentage of net revenue decreased in the second quarter of 2011 to 14.1 percent compared to 14.8 percent in the second quarter of 2010. This decrease was primarily related to the reduction in our provision for doubtful accounts, which fell to $1.7 million from $4.4 million in the second quarter of 2010.

Income from operations. Income from operations increased 15.1 percent to $180.1 million for the three months ended June 30, 2011. Income from operations as a percentage of net revenues was 43.1 percent and 42.9 percent for the three months ended June 30, 2011 and 2010.

Investment and other income. Investment and other income decreased 10.2 percent to $0.3 million for the three months ended June 30, 2011. Our investment income is down due to lower investment yields during the second quarter of 2011 compared to the second quarter of 2010.

Provision for income taxes. Our effective income tax rate was 38.5 percent for the second quarter of 2011 and 38.0 percent for the second quarter of 2010. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income increased 14.2 percent to $111.0 million for the three months ended June 30, 2011. Basic and diluted net income per share was $0.67 and $0.59 for the three months ended June 30, 2011 and 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Total revenues and direct costs. Our consolidated total revenues increased 12.0 percent for the six months ended June 30, 2011 compared to the six months ended June 20, 2010. Total Transportation revenues increased 18.2 percent to $4.3 billion in first six months of 2011 from $3.6 billion in the first six months of 2010. Total purchased transportation services increased 18.0 percent in the six months ended June 30, 2011 to $3.5 billion from $3.0 billion in the six months ended June 30, 2010. These increases were driven by volume increases in many of our transportation modes, higher fuel prices, and higher transportation rates. Our Sourcing revenue decreased 12.8 percent to $783.6 million in the six months ended June 30, 2011. Purchased products sourced for resale decreased 13.0 percent in the six months ended June 30, 2011 to $715.6 million from $823.0 million in the six months ended June 30, 2010. This decrease is primarily due to declines in our business with a large customer. Our Payment Services revenue increased 10.6 percent to $29.5 million in the six months ended June 30, 2011 from $26.7 million in the six months ended June 30, 2010. The increase was driven by volume growth, primarily in our MasterCard® services, and pricing increases due to higher fuel prices.

Net revenues. Total Transportation net revenues increased 19.5 percent to $710.8 million in the six months ended June 30, 2011 from $594.8 million in the six months ended June 30, 2010. Our Transportation net revenue margin increased to 16.7 percent in 2011 from 16.5 percent in 2010 driven by increased transportation pricing to our customers, partially offset by higher transportation costs and higher fuel costs.

Our truck net revenues, which consist of truckload and LTL services, comprise approximately 75 percent of our total net revenues. Our truck net revenues increased 21.4 percent to $608.8 million in the six months ended June 30, 2011 from $501.6 million in the six months ended June 30, 2010. Our truckload volumes increased approximately 5 percent. Our truckload rates increased approximately 15 percent. Excluding the estimated impacts of fuel, on average our truckload rates increased approximately seven percent in the six months ended June 30, 2011. Our truckload net revenue margin increased slightly due to increased pricing to our customers. Excluding the estimated impacts of fuel, our cost of truckload capacity increased approximately five percent as carriers increased their rates.

During the six months ended June 30, 2011, our LTL net revenues increased approximately 30 percent. The increase was driven by an increase in total shipments of approximately 15 percent and an increase in our net revenue margin. Our LTL net revenue margin increased during the six months ended June 30, 2011 compared with the same period of 2010 due to increased transportation rates.

Our intermodal net revenue increase of 14.2 percent to $20.5 million in the six months ended June 30, 2011 was driven largely by price increases. Net revenue margin also increased in the six months ended June 30, 2011.

Our ocean transportation net revenue increased 18.4 percent to $32.0 million in the six months ended June 30, 2011 driven by increased pricing to our customers, partially offset by decreased volumes. Net revenue margin decreased in the six months ended June 30, 2011 due to increased cost of transportation.

Our air transportation net revenue increase of 2.6 percent to $20.6 million in the six months ended June 30, 2011 was driven by increased net revenue margin and increased pricing to customers. Net revenue margin increased in the six months ended June 30, 2011 due to increased transportation rates.

Other logistics services net revenues consist primarily of transportation management fees and customs brokerage fees. The increase of 2.6 percent was driven by an increase in management fees.

For the six months ended June 30, 2011, Sourcing net revenue decreased 10.3 percent to $67.9 million in 2011 from $75.8 million in 2010. This decline is primarily due to decreased volumes with a large customer that, due to a change in their sourcing strategy, has eliminated some of our business with them. As a result of this change, we believe our Sourcing volumes and net revenues could decline over the next several quarters as this transition will initially lead to more declines than new opportunities available to us. Excluding the impact of this customer, Sourcing net revenues were up slightly in the six months ended June 30, 2011 compared to the same period of 2010. Our margin increased to 8.7 percent in 2011 from 8.4 percent in 2010.

Our Payment Services net revenue increased 10.6 percent in the six months ended June 30, 2011 to $29.5 million. The increase was driven by an increase in MasterCard® services and pricing increases which were driven by higher fuel prices.

Operating expenses. For the first six months of 2011, operating expenses increased 16.5 percent to $471.4 million from $404.8 million in 2010. This was due to an increase of 17.7 percent in personnel expenses and an increase of 12.9 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses increased slightly to 58.3 percent in the six months ended June 30, 2011 from 58.1 percent in the six months ended June 30, 2010.

Our personnel expenses as a percentage of net revenue increased in the six months ended June 30 to 43.8 percent in 2011 compared to 43.1 percent in 2010. This increase was primarily the result of an increase in expense related to incentive compensation, including restricted stock, profit sharing, and other bonus programs that are driven by growth in earnings. For the six months ended June 30, 2011, stock based compensation expense increased 82.6 percent to $22.6 million from $12.4 million for the same period of 2010. Excluding these incentive compensation expenses, our personnel as a percent of net revenue decreased slightly, primarily due to our headcount increasing at a lower rate than our net revenues. Our headcount as of June 30, 2011 increased 7.3 percent over June 30, 2010.

For the six month period ended June 30, 2011 other selling, general, and administrative expenses increased 12.9 percent to $117.3 million from $103.9 million in 2010. As previously announced, we recorded a $5.9 million charge in the first quarter due to a ruling by the Illinois Court of Appeals. Other selling, general, and administrative expenses as a percentage of net revenue decreased to 14.5 percent in 2011 compared to 14.9 percent in 2010.

Income from operations. Income from operations increased 15.2 percent to $336.8 million for the six months ended June 30, 2011. Income from operations as a percentage of net revenues was 41.7 percent and 41.9 percent for the six months ended June 30, 2011 and 2010.

Investment and other income. Investment and other income decreased 34.2 percent to $0.6 million for the six months ended June 30, 2011. Our investment income is down due to lower investment yields in 2011 compared to 2010.

Provision for income taxes. Our effective income tax rate was 38.3 percent for the six months ended June 30, 2011 and 38.2 percent for the six months ended June 30, 2010. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income increased 14.8 percent to $208.1 million for the six months ended June 30, 2010. Basic net income per share was $1.26 and $1.10 for the six months ended June 30, 2011 and 2010. Diluted net income per share was $1.26 and $1.09 for the six months ended June 30, 2011 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $315.9 million and $166.1 million as of June 30, 2011 and 2010. As of June 30, 2011, we had no investments classified as available-for-sale securities. Available-for-sale securities consisting primarily of highly liquid investments totaled $49.4 million as of June 30, 2010. Working capital at June 30, 2011 and 2010 was $786.2 million and $618.7 million.

We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions to support our long-term growth strategy, but those acquisitions must fit our culture and enhance our growth opportunities. We continue to invest our cash with a focus on principal preservation. Our current interest-bearing cash and cash equivalents are primarily municipal money markets.

Cash flow from operating activities. We generated $78.9 million of cash flow from operations during the six months ended June 30, 2011 and 2010. The increase was primarily due to higher accounts payable in the first six months of 2011 compared to the first six months of 2010. The increase in payables was driven by growth in transaction volumes and the increased cost of capacity.

Cash flow from investing activities. We used $10.5 million and $15.5 million of cash flow for investing activities during the three months ended June 30, 2011 and 2010. We used $19.8 million and $12.7 million of cash for capital expenditures, including the purchase and development of software, during the six months ended June 30, 2011 and 2010. A significant portion of the increase in capital expenditures include investments in our operating systems that are intended to improve efficiencies and help grow the business. We had $9.3 million and $2.2 million of cash provided from net purchases, sales, and maturities of available-for-sale securities during the six months ended June 30, 2011 and 2010.

Cash flow from financing activities. We used $150.4 million and $160.6 million of cash flow for financing activities during the six months ended June 31, 2011 and 2010.

We used $97.6 million and $84.6 million to pay cash dividends during the six months ended June 30, 2011 and 2010, with the increase in 2011 due to a 16 percent increase in our quarterly dividend rate to $0.29 per share in 2011 from $0.25 per share in 2010.

We used $64.5 million and $89.1 million of cash flow for share repurchases during the six months ended June 30, 2011 and 2010. The decrease is due to a decline of approximately 46 percent in the number of shares purchased during the first six months of 2011 compared to the same period of 2010. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.

We also used $4.3 million of cash flow for the payment of contingent consideration related to prior acquisitions during the six months ended June 30, 2011.

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

Additionally, in our Sourcing business, we take loss of inventory risk during shipment and have general inventory risk. Certain transactions in customs brokerage, transportation management, and all transactions in Payment Services are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.

Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $30.4 million as of June 30, 2011, decreased compared to the allowance of $30.9 million as of December 31, 2010. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

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

We had $315.9 million of cash and cash equivalents on June 30, 2011 We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. Market risk arising from changes in foreign currency exchange rates are not material due to the size of our international operations.

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

We are not subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations. For such legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

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

The following table provides information about purchases by the company during the quarter ended June 30, 2011 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 —April 30, 2011	249,273	$76.22	249,273	7,732,681
May 1, 2011 —May 31, 2011	0	$0	0	7,732,681
June 1, 2011 —June 30, 2011	0	$0	0	7,732,681

Total:	249,273	$76.22	249,273	7,732,681

(1)	In August 2009, the C.H. Robinson Board of Directors authorized management to repurchase an additional 10,000,000 shares. These repurchases are expected to take place over multiple years. During the second quarter of 2011, we purchased 249,273 shares under the 2009 authorization.

ITEM 3.	Defaults on Senior Securities

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2011, formatted in XBRL

(b) Reports on Form 8-K

We filed a report on Form 8-K April 6, 2011. This report contained information our announcement that we recorded a $5.9 million charge in the first quarter related to a previously disclosed jury verdict.

We filed a report on Form 8-K April 26, 2011. This report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of our earnings release for the quarter ended March 31, 2011.

We filed a report on Form 8-K on May 12, 2011. This report contained information regarding our announcement that our Board of Directors declared a regular quarterly cash dividend.

We filed a report on Form 8-K on May 16, 2011. This report announced the following results of our shareholder meeting:

—	Robert Ezrilov, Wayne M. Fortun, and Brian P. Short were elected to serve three-year terms;

—	The proposal to approve the compensation of the company’s named executive officers, on an advisory vote basis (“Say-on-Pay”), was approved;

—	With respect to the proposal regarding the frequency of holding an advisory vote on the compensation of our named executive officers, the shareholders, on an advisory basis, selected an annual frequency;

—	The appointment of Deloitte & Touche LLP as the Company’s Independent Registered public accounting firm was ratified;

—	The shareholder proposal to urge the Board of Directors to take all necessary steps (other than any steps that must be taken by shareholders) to eliminate the classification of the Board of Directors, and to require that, commencing no later than the annual meeting of 2013, all directors stand for elections annually, was approved.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2011

C.H. ROBINSON WORLDWIDE, INC.

By	/S/ JOHN P. WIEHOFF
John P. Wiehoff
Chief Executive Officer

By	/s/ CHAD M. LINDBLOOM
Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)