Form 10-Q
period 2011-09-30
C H ROBINSON WORLDWIDE INC
filed 2011-11-09
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of November 4, 2011, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 164,177,705.

C.H. ROBINSON WORLDWIDE, INC.

FORM 10-Q

For the Quarter Ended September 30, 2011

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$382,737	$398,607
Available-for-sale securities	0	9,290
Receivables, net of allowance for doubtful accounts of $31,908 and $30,945	1,238,079	1,036,070
Deferred tax asset	5,247	5,466
Prepaid expenses and other	30,685	32,335

Total current assets	1,656,748	1,481,768
Property and equipment, net	114,806	114,333
Goodwill	360,208	359,116
Intangible and other assets, net	37,830	32,646
Deferred tax asset	9,846	7,836

Total assets	$2,179,438	$1,995,699

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and outstanding checks	$740,977	$627,561
Accrued expenses:
Compensation and profit-sharing contribution	105,439	96,991
Income taxes and other	50,293	47,055

Total current liabilities	896,709	771,607
Long term liabilities:
Noncurrent income taxes payable	12,261	10,667
Other long term liabilities	2,244	9,357

Total liabilities	911,214	791,631

Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $0.10 par value, 480,000 shares authorized; 177,042 and 177,060 shares issued; 164,297 and 166,048 shares outstanding	16,430	16,605
Retained earnings	1,790,600	1,613,912
Additional paid-in capital	202,066	178,087
Accumulated other comprehensive loss	(9,063)	(6,425)
Treasury stock at cost (12,745 and 11,012 shares)	(731,809)	(598,111)

Total stockholders’ investment	1,268,224	1,204,068

Total liabilities and stockholders’ investment	$2,179,438	$1,995,699

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES:
Transportation	$2,280,208	$2,026,154	$6,540,266	$5,629,334
Sourcing	399,220	380,108	1,182,784	1,278,837
Payment Services	15,500	14,095	45,012	40,785

Total revenues	2,694,928	2,420,357	7,768,062	6,948,956
COSTS AND EXPENSES:
Purchased transportation and related services	1,905,731	1,689,590	5,455,022	4,697,978
Purchased products sourced for resale	366,131	348,187	1,081,767	1,171,164
Personnel expenses	178,117	161,947	532,171	462,793
Other selling, general, and administrative expenses	60,984	54,300	178,327	158,226

Total costs and expenses	2,510,963	2,254,024	7,247,287	6,490,161

Income from operations	183,965	166,333	520,775	458,795
Investment and other income	50	149	601	986

Income before provision for income taxes	184,015	166,482	521,376	459,781
Provision for income taxes	69,668	63,855	198,978	175,916

Net income	114,347	102,627	322,398	283,865
Other comprehensive (loss) income	(2,173)	6,480	(2,638)	(2,916)

Comprehensive income	$112,174	$109,107	$319,760	$280,949

Basic net income per share	$0.70	$0.62	$1.96	$1.72

Diluted net income per share	$0.70	$0.62	$1.95	$1.71

Basic weighted average shares outstanding	163,948	164,691	164,512	164,968
Dilutive effect of outstanding stock awards	523	885	582	1,017

Diluted weighted average shares outstanding	164,471	165,576	165,094	165,985

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$322,398	$283,865
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	32,074	22,568
Depreciation and amortization	23,714	22,113
Provision for doubtful accounts	6,916	11,442
Deferred taxes and other	94	10,782
Changes in operating elements:
Receivables	(208,994)	(267,873)
Prepaid expenses and other	(2,547)	(2,570)
Accounts payable and outstanding checks	110,685	64,882
Accrued compensation and profit-sharing contribution	8,495	(12,912)
Accrued income taxes and other	720	4,839

Net cash provided by operating activities	293,555	137,136

INVESTING ACTIVITIES
Purchases of property and equipment	(17,402)	(14,000)
Purchases and development of software	(11,679)	(7,715)
Purchases of available-for-sale-securities	0	(10,752)
Sales/maturities of available-for-sale-securities	9,311	28,230
Restricted cash	5,000	(5,000)
Other investing activities	161	(12)

Net cash used for investing activities	(14,609)	(9,249)

FINANCING ACTIVITIES
Payment of contingent purchase price	(4,318)	0
Proceeds from stock issued for employee benefit plans	6,516	13,232
Repurchase of common stock	(161,498)	(110,054)
Excess tax benefit on stock-based compensation	12,967	9,497
Cash dividends	(146,318)	(126,709)

Net cash used for financing activities	(292,651)	(214,034)

Effect of exchange rates on cash	(2,165)	(1,728)
Net change in cash and cash equivalents	(15,870)	(87,875)
Cash and cash equivalents, beginning of period	398,607	337,308

Cash and cash equivalents, end of period	$382,737	$249,433

See accompanying notes.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of multimodal freight services and logistics solutions. We operate through a network of 235 branch offices located in North America, Europe, Asia, South America, Australia, and the Middle East. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our noncontrolling interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

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

2. Goodwill and Intangible Assets

On September 26, 2011, we acquired certain assets of Timco Worldwide, a leading melon category provider in Davis, California. The results of Timco’s operations are not expected to be material to the consolidated financial statements. We recorded $2.4 million of goodwill and other intangible assets related to this acquisition.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance December 31, 2010	$359,116
Acquisitions	2,009
Foreign currency translation	(917)

Balance September 30, 2011	$360,208

A summary of our other intangible assets, with finite lives, which include primarily non-competition agreements and customer relationships, is as follows (in thousands):

	September 30, 2011	December 31, 2010
Gross	$19,275	$25,569
Accumulated amortization	(10,192)	(13,874)

Net	$9,083	$11,695

Other intangible assets, with indefinite lives, are as follows (in thousands):

	September 30, 2011	December 31, 2010
Trademarks	$1,850	$1,800

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Amortization expense	$903	$1,113

	Nine Months Ended September 30,
	2011	2010
Amortization expense	$3,024	$3,854

Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at September 30, 2011 is as follows (in thousands):

Remainder of 2011	$897
2012	3,204
2013	3,001
2014	1,860
2015	70
Thereafter	51

Total	$9,083

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

Given our prior experience with claims of this nature, we believe the court erred in allowing these claims to be considered by a jury. As a result, we sought relief from the verdict in the Appellate Court of Illinois, Third Judicial District. On March 30, 2011 the Illinois Court of Appeals issued an opinion affirming the verdict. We filed a petition for leave to appeal with the Illinois Supreme Court on April 13, 2011. We have been advised that the Illinois Supreme Court is unwilling to review the opinion issued by the Court of Appeals. In 2011, we recorded a charge of $6.2 million which represented our $5.0 million insurance deductible plus accrued post-judgment interest on that amount. Our insurance carrier is responsible for payment of the remaining verdict amount and related post-judgment interest. On October 14, 2011, the required payments were made to the plaintiffs and the judgments have been satisfied.

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

The following tables present information as of September 30, 2011 and December 31, 2010, about our financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques we used to determine their fair values.

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2011
Contingent purchase price related to acquisitions	$0	$0	$13,604	$13,604

December 31, 2010
Debt securities- Available-for-sale:
State and municipal obligations	$0	$8,370	$0	$8,370
Corporate bonds	0	920	0	920

Total assets at fair value	$0	$9,290	$0	$9,290

Contingent purchase price related to acquisitions	$0	$0	$16,623	$16,623

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

The table below sets forth a reconciliation of our beginning and ending Level 3 financial liability balance.

	Three Months Ended September 30,
	2011	2010
Balance June 30	$13,493	$15,403
Payments of contingent purchase price	0	0
Total unrealized losses included in earnings	111	514

Balance September 30	$13,604	$15,917

	Nine Months Ended September 30,
	2011	2010
Balance January 1	$16,623	$14,658
Payments of contingent purchase price	(4,318)	(445)
Total unrealized losses included in earnings	1,299	1,704

Balance September 30	$13,604	$15,917

5. Stock Award Plans

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our statements of operations for stock-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation expense	$9,465	$10,187	$32,074	$22,568

Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees, directors, and other third parties. A maximum of 28,000,000 shares can be granted under this plan; approximately 7,095,325 shares were available for stock awards as of September 30, 2011, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Stock Options—The contractual lives of all options as originally granted are ten years. Options vested over a five-year period from the date of grant, with none vesting the first year and one quarter vesting each year after that. Recipients are able to exercise options using a stock swap which results in a new, fully-vested restoration option with a grant price established based on the date of the swap and a remaining contractual life equal to the remaining life of the original option. Options issued to non-employee directors vest immediately. The fair value per option is established using the Black-Scholes option pricing model, with the resulting expense being recorded over the vesting period of the award. Other than restoration options, we have not issued any new stock options since 2003. As of September 30, 2011, there was no unrecognized compensation expense related to stock options since all outstanding options were fully vested.

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

As of September 30, 2011, there was unrecognized compensation expense of $137.2 million related to previously granted restricted equity. The amount of future expense will be based primarily on company performance, future awards, and certain other conditions.

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

Three Months Ended September 30, 2011
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
42,534	$2,475,479	$436,845

6. Income Taxes

C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2005.

	Three Months Ended September 30,
	2011	2010
Effective income tax rate	37.9%	38.4%

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

Our branch network. Our branch network of 235 offices worldwide is a competitive advantage. Building local customer and contract carrier relationships has been an important part of our success, and our worldwide network of offices supports our core strategy of serving customers locally, nationally, and globally. Our branch offices help us penetrate local markets, provide face-to-face service when needed, and recruit contract carriers. Our branch network also gives us knowledge of local market conditions, which is important in the transportation industry because it is so dynamic and market-driven.

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

Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount as of September 30, 2011 increased approximately seven percent compared to our headcount as of September 30, 2010. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our sales employees more service-oriented, focused, and creative. In 2003, we implemented a restricted stock program to further align the interests of our key employees with the interests of our shareholders, and to motivate and retain them for the long term. These restricted stock awards vest over a five-year period based on the company’s earnings growth, and have been awarded annually since 2003.

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

Results of Operations

The following table summarizes our total revenues by service line:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% change	2011	2010	% change
Revenues (in thousands)

Transportation	$2,280,208	$2,026,154	12.5%	$6,540,266	$5,629,334	16.2%
Sourcing	399,220	380,108	5.0%	1,182,784	1,278,837	-7.5%
Payment Services	15,500	14,095	10.0%	45,012	40,785	10.4%

Total	$2,694,928	$2,420,357	11.3%	$7,768,062	$6,948,956	11.8%

The following table illustrates our net revenue margins, or net revenues as a percentage of total revenues, between services and products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Transportation	16.4%	16.6%	16.6%	16.5%
Sourcing	8.3	8.4	8.5	8.4
Payment Services	100.0	100.0	100.0	100.0

Total	15.7%	15.8%	15.9%	15.5%

The following table summarizes our net revenues by service line:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% change	2011	2010	% change
Net revenues (in thousands)

Transportation:

Truck	$321,366	$284,200	13.1%	$930,168	$785,782	18.4%
Intermodal	10,538	9,188	14.7%	31,000	27,109	14.4%
Ocean	17,881	17,057	4.8%	49,851	44,049	13.2%
Air	9,940	11,453	-13.2%	30,560	31,559	-3.2%
Other logistics services	14,752	14,666	0.6%	43,665	42,857	1.9%

Total transportation	374,477	336,564	11.3%	1,085,244	931,356	16.5%

Sourcing	33,089	31,921	3.7%	101,017	107,673	-6.2%
Payment Services	15,500	14,095	10.0%	45,012	40,785	10.4%

Total net revenues	$423,066	$382,580	10.6%	$1,231,273	$1,079,814	14.0%

The following table represents certain statement of operations data, shown as percentages of our net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Personnel expenses	42.1	42.3	43.2	42.9
Other selling, general, and administrative expenses	14.4	14.2	14.5	14.7

Total operating expenses	56.5	56.5	57.7	57.5

Income from operations	43.5	43.5	42.3	42.5
Investment and other income	0.0	0.0	0.0	0.1

Income before provision for income taxes	43.5	43.5	42.3	42.6
Provision for income taxes	16.5	16.7	16.2	16.3

Net income	27.0%	26.8%	26.2%	26.3%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Total revenues and direct costs. Our consolidated total revenues increased 11.3 percent in the third quarter of 2011 compared to the third quarter of 2010. Total Transportation revenues increased 12.5 percent to $2.3 billion in the third quarter of 2011 from $2.0 billion in the third quarter of 2010. This increase was the result of increased pricing to our customers, including the impacts of higher fuel costs, and higher volumes. Total purchased transportation services increased 12.8 percent in the third quarter of 2011 to $1.9 billion from $1.7 billion in the third quarter of 2010. This increase was due to higher transportation costs, including the impacts of higher fuel costs, and higher volumes in our truck services. Our Sourcing revenue increased 5.0 percent to $399.2 million in the third quarter of 2011. This increase is primarily due to an increase in value-added services. Purchased products sourced for resale increased 5.2 percent in the third quarter of 2011 to $366.1 million from $348.2 million in the third quarter of 2010. Our Payment Services revenue increased 10.0 percent to $15.5 million in the third quarter of 2011 from $14.1 million in the third quarter of 2010. The increase was driven by volume growth, primarily in our MasterCard® services, and increases in some fees that are impacted by fuel prices.

Net revenues. During the third quarter of 2011, our net revenues grew 10.6 percent to $423.1 million and our net revenue margin (net revenues as a percentage of total revenues) decreased to 15.7 percent from 15.8 percent in the third quarter of 2010. Total Transportation net revenues increased 11.3 percent to $374.5 million in the third quarter of 2011 from $336.6 million in the third quarter of 2010. The decrease in our Transportation net revenue margin to 16.4 percent in 2011 from 16.6 percent in 2010 was largely due to an increase in transportation costs and higher fuel costs, partially offset by higher pricing to our customers.

Our truck net revenues, which consist of truckload and less-than-truckload (“LTL”) services, comprise approximately 76 percent of our total net revenues. Our truck net revenues increased 13.1 percent to $321.4 million in the third quarter of 2011 from $284.2 million in the third quarter of 2010. Our truckload volumes increased approximately four percent. Our truckload net revenue margin decreased compared to the third quarter of 2010. Excluding the estimated impacts of the change in fuel, our truckload pricing to our customers increased approximately four percent in the third quarter of 2011 compared to the third quarter of 2010. Our truckload transportation costs increased approximately three percent, excluding the estimated impacts of the change in fuel.

During the third quarter of 2011, our LTL net revenues increased approximately 28 percent. The increase was the result of an increase in total shipments of approximately 15 percent and pricing increases.

Our intermodal net revenue increase of 14.7 percent to $10.5 million in the third quarter was due to increased volumes and increased prices. To support future growth, we have purchased 500 53-foot containers. The total purchase price is approximately $7.3 million. We expect to complete delivery of all containers in the fourth quarter of 2011.

Our ocean transportation net revenue increase of 4.8 percent to $17.9 million in the third quarter of 2011 was driven primarily by increased volumes.

Our air transportation net revenue decreased 13.2 percent to $9.9 million in the third quarter of 2011 due to decreased volumes and net revenue margin compression.

Other logistics services, which include transportation management fees, customs, warehousing, and small parcel, increased 0.6 percent to $14.8 million in the third quarter of 2011. Increases in our management fee and customs net revenues were largely offset by declines of other services in this category.

For the third quarter, Sourcing net revenue increased 3.7 percent to $33.1 million in 2011 from $31.9 million in 2010. This increase is primarily due to a change in our mix of business due to an increase in value-added services. Our net revenue margin for the third quarter decreased to 8.3 percent in 2011 from 8.4 percent in 2010. Due to decreased volumes with a large customer that has changed their sourcing strategy, we believe our Sourcing volumes and net revenues could decline over the next several quarters at this transition will initially lead to more declines than new opportunities available to us.

On September 26, 2011, we acquired Timco Worldwide, a melon category provider in Davis, California. This acquisition was not material to our results for the third quarter.

Our Payment Services net revenue increased 10.0 percent in the third quarter of 2011 to $15.5 million. The increase was driven by volume growth, primarily in our MasterCard® services, and increases in some fees that are impacted by fuel prices.

Operating expenses. For the third quarter, operating expenses increased 10.6 percent to $239.1 million in 2011 from $216.2 million in 2010. This was due to an increase of 10.0 percent in personnel expenses and an increase of 12.3 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses were 56.5 percent in the third quarter of 2011 and 2010.

For the third quarter, personnel expenses increased to $178.1 million from $161.9 million in 2010. This increase was primarily the result of an increase in salaries and bonus expense. Our headcount as of September 30, 2011 increased 7.0 percent over September 30, 2010. Our personnel expenses as a percentage of net revenue decreased in the third quarter of 2011 to 42.1 percent compared to 42.3 percent in the third quarter of 2010. This decrease was primarily the result of various incentive programs including restricted stock and certain bonuses that are driven by earnings growth.

For the third quarter, other selling, general, and administrative expenses increased to $61.0 million from $54.3 million in the third quarter of 2010. Our selling, general, and administrative expenses as a percentage of net revenue increased in the third quarter of 2011 to 14.4 percent compared to 14.2 percent in the third quarter of 2010.

Income from operations. Income from operations increased 10.6 percent to $184.0 million for the three months ended September 30, 2011. Income from operations as a percentage of net revenues was 43.5 percent for the three months ended September 30, 2011 and 2010.

Investment and other income. Investment and other income decreased 66.4 percent to $0.1 million for the three months ended September 30, 2011. Our investment income is down due to lower investment yields during the third quarter of 2011 compared to the third quarter of 2010.

Provision for income taxes. Our effective income tax rate was 37.9 percent for the third quarter of 2011 and 38.4 percent for the third quarter of 2010. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income increased 11.4 percent to $114.3 million for the three months ended September 30, 2011. Basic and diluted net income per share was $0.70 and $0.62 for the three months ended September 30, 2011 and 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Total revenues and direct costs. Our consolidated total revenues increased 11.8 percent for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Total Transportation revenues increased 16.2 percent to $6.5 billion in first nine months of 2011 from $5.6 billion in the first nine months of 2010. Total purchased transportation services increased 16.1 percent in the nine months ended September 30, 2011 to $5.5 billion from $4.7 billion in the nine months ended September 30, 2010. These increases were the result of volume increases in many of our transportation modes, higher fuel prices, and higher transportation rates. Our Sourcing revenue decreased 7.5 percent to $1.2 billion in the nine months ended September 30, 2011 from $1.3 billion in the first nine months of 2010. Purchased products sourced for resale decreased 7.6 percent in the nine months ended September 30, 2011 to $1.1 billion from $1.2 billion in the nine months ended September 30, 2010. This decrease is primarily due to declines in our business with a large customer. Our Payment Services revenue increased 10.4 percent to $45.0 million in the nine months ended September 30, 2011 from $40.8 million in the nine months ended September 30, 2010. The increase was driven by volume growth, primarily in our MasterCard® services, and increases in some fees that are impacted by fuel prices.

Net revenues. Total Transportation net revenues increased 16.5 percent to $1.1 billion in the nine months ended September 30, 2011 from $931.4 million in the nine months ended September 30, 2010. Our Transportation net revenue margin increased to 16.6 percent in 2011 from 16.5 percent in 2010 due to increased transportation pricing to our customers, partially offset by higher transportation costs and higher fuel costs.

Our truck net revenues, which consist of truckload and LTL services, comprise approximately 76 percent of our total net revenues. Our truck net revenues increased 18.4 percent to $930.2 million in the nine months ended September 30, 2011 from $785.8 million in the nine months ended September 30, 2010. Our truckload volumes increased approximately 5 percent. Our truckload rates increased approximately 14 percent. Excluding the estimated impacts of fuel, on average our truckload rates increased approximately six percent in the nine months ended September 30, 2011. Our truckload net revenue margin increased less than one percent due to increased pricing to our customers, largely offset by increased cost of capacity.

During the nine months ended September 30, 2011, our LTL net revenues increased approximately 29 percent. The increase was due to an increase in total shipments of approximately 15 percent and an increase in our net revenue margin. Our LTL net revenue margin increased during the nine months ended September 30, 2011 compared with the same period of 2010 due to increased transportation rates, largely offset by higher cost of capacity.

Our intermodal net revenue increase of 14.4 percent to $31.0 million in the nine months ended September 30, 2011 was driven largely by price and volume increases. Net revenue margin also increased in the nine months ended September 30, 2011.

Our ocean transportation net revenue increased 13.2 percent to $49.9 million in the nine months ended September 30, 2011 as a result of increased volumes and increased pricing to our customers. Our ocean net revenue margin increased less than one percent in the nine months ended September 30, 2011 compared to the same period of 2010.

Our air transportation net revenue decrease of 3.2 percent to $30.6 million in the nine months ended September 30, 2011 was due to decreased volumes offset partially by increased pricing to customers. Our air net revenue margin decreased less than one percent in the nine months ended September 30, 2011 compared to the same period of 2010.

Other logistics services net revenues, which include transportation management fees and customs brokerage fees, warehousing, and small parcel, increased 1.9 percent to $43.7 million in the nine months ended September 30, 2011. This increase was the result of management fees and customs growth offset by results of other services in this category.

For the nine months ended September 30, 2011, Sourcing net revenue decreased 6.2 percent to $101.0 million in 2011 from $107.7 million in 2010. This decline is primarily due to decreased volumes with a large customer that, due to a change in their sourcing strategy, has eliminated some of our business with them. As a result of this change, we believe our Sourcing volumes and net revenues could decline over the next several quarters as this transition will initially lead to more declines than new opportunities available to us. Excluding the impact of this customer, Sourcing net revenues were up approximately six percent in the nine months ended September 30, 2011 compared to the same period of 2010. Our margin increased to 8.5 percent in 2011 from 8.4 percent in 2010.

Our Payment Services net revenue increased 10.4 percent in the nine months ended September 30, 2011 to $45.0 million. The increase was driven by an increase in MasterCard® services, and increases in some fees that are impacted by fuel prices.

Operating expenses. For the first nine months of 2011, operating expenses increased 14.4 percent to $710.5 million from $621.0 million in 2010. This was due to an increase of 15.0 percent in personnel expenses and an increase of 12.7 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses increased slightly to 57.7 percent in the nine months ended September 30, 2011 from 57.5 percent in the nine months ended September 30, 2010.

Our personnel expenses as a percentage of net revenue increased in the nine months ended September 30 to 43.2 percent in 2011 compared to 42.9 percent in 2010. This increase was primarily the result of an increase in expense related to incentive compensation, including restricted stock, profit sharing, and other bonus programs that are driven by growth in earnings. For the nine months ended September 30, 2011, stock based compensation expense increased 42.1 percent to $32.1 million from $22.6 million for the same period of 2010. Excluding these incentive compensation expenses, our personnel as a percent of net revenue decreased slightly, primarily due to our headcount increasing at a lower rate than our net revenues. Our headcount as of September 30, 2011 increased 7.0 percent over September 30, 2010.

For the nine month period ended September 30, 2011 other selling, general, and administrative expenses increased 12.7 percent to $178.3 million from $158.2 million in 2010. We recorded a $6.2 million charge in 2011 due to a ruling by the Illinois Court of Appeals. Other selling, general, and administrative expenses as a percentage of net revenue decreased to 14.5 percent in 2011 compared to 14.7 percent in 2010.

Income from operations. Income from operations increased 13.5 percent to $520.8 million for the nine months ended September 30, 2011. Income from operations as a percentage of net revenues was 42.3 percent and 42.5 percent for the nine months ended September 30, 2011 and 2010.

Investment and other income. Investment and other income decreased 39.0 percent to $0.6 million for the nine months ended September 30, 2011. Our investment income is down due to lower investment yields in 2011 compared to 2010.

Provision for income taxes. Our effective income tax rate was 38.2 percent for the nine months ended September 30, 2011 and 38.3 percent for the nine months ended September 30, 2010. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income increased 13.6 percent to $322.4 million for the nine months ended September 30, 2010. Basic net income per share was $1.96 and $1.72 for the nine months ended September 30, 2011 and 2010. Diluted net income per share was $1.95 and $1.71 for the nine months ended September 30, 2011 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $382.7 million and $249.4 million as of September 30, 2011 and 2010. As of September 30, 2011, we had no investments classified as available-for-sale securities. Available-for-sale securities consisting primarily of highly liquid investments totaled $34.1 million as of September 30, 2010. Working capital at September 30, 2011 and 2010 was $760.0 million and $677.5 million.

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

Cash flow from operating activities. We generated $293.6 million and $137.1 million of cash flow from operations during the nine months ended September 30, 2011 and 2010. The increase was primarily due to improved accounts receivable days outstanding in the third quarter of 2011 compared to the second quarter and higher accounts payable in the first nine months of 2011 compared to the first nine months of 2010. The increase in payables was driven by growth in transaction volumes and the increased cost of capacity.

Cash flow from investing activities. We used $14.6 million and $9.2 million of cash flow for investing activities during the nine months ended September 30, 2011 and 2010. We used $29.1 million and $21.7 million of cash for capital expenditures, including the purchase and development of software, during the nine months ended September 30, 2011 and 2010. A significant portion of the increase in capital expenditures includes investments in our operating systems that are intended to improve efficiencies and help grow the business.

In the fourth quarter of 2011, we anticipate additional capital expenditures. As disclosed above, we are spending $7.5 million for 500 intermodal containers. We are purchasing a new phone system for our US operations for $6.0 million, of which $4.5 million will be paid in the fourth quarter. In addition, we are purchasing a new corporate aircraft for approximately $11.5 million, $1.25 million of which was paid in the third quarter. Our total capital expenditure for the aircraft, after a $4.0 million trade-in allowance, will be $7.5 million.

We had $9.3 million and $17.5 million of cash provided from net purchases, sales, and maturities of available-for-sale securities during the nine months ended September 30, 2011 and 2010.

Cash flow from financing activities. We used $292.7 million and $214.0 million of cash flow for financing activities during the nine months ended September 31, 2011 and 2010.

We used $146.3 million and $126.7 million to pay cash dividends during the nine months ended September 30, 2011 and 2010, with the increase in 2011 due to a 16 percent increase in our quarterly dividend rate to $0.29 per share in 2011 from $0.25 per share in 2010.

We used $161.5 million and $110.1 million of cash for share repurchases during the nine months ended September 30, 2011 and 2010. The increase is due to an increase of approximately 16 percent in the number of shares purchased during the first nine months of 2011 compared to the same period of 2010 and a 26 percent increase in the average price paid per share. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.

We also used $4.3 million of cash for the payment of contingent consideration related to prior acquisitions during the nine months ended September 30, 2011.

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

Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $31.9 million as of September 30, 2011, increased compared to the allowance of $30.9 million as of December 31, 2010. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

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

We had $382.7 million of cash and cash equivalents on September 30, 2011. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. Market risk arising from changes in foreign currency exchange rates are not material due to the size of our international operations.

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

As previously announced, we acquired Timco during the quarter. We have not fully evaluated any changes in internal control over financial reporting associated with this acquisition and therefore any material changes that may result from this acquisition have not been disclosed in this report. We intend to disclose all material changes resulting from this acquisition within or prior to the time our first annual assessment of internal control over financial reporting that is required to include this entity.

The results reported in this quarterly report include those of Timco. This acquisition added less than $0.01 to our diluted earnings per share for the quarter. This acquisition did not have a material impact on our results of operations or our financial position.

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

Given our prior experience with claims of this nature, we believe the court erred in allowing these claims to be considered by a jury. As a result, we sought relief from the verdict in the Appellate Court of Illinois, Third Judicial District. On March 30, 2011 the Illinois Court of Appeals issued an opinion affirming the verdict. We filed a petition for leave to appeal with the Illinois Supreme Court on April 13, 2011. We have been advised that the Illinois Supreme Court is unwilling to review the opinion issued by the Court of Appeals. In 2011, we recorded a charge of $6.2 million which represented our $5.0 million insurance deductible plus accrued post-judgment interest on that amount. Our insurance carrier is responsible for payment of the remaining verdict amount and related post-judgment interest. On October 14, 2011, the required payments were made to the plaintiffs and the judgments have been satisfied.

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

The following table provides information about purchases by the company during the quarter ended September 30, 2011 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 —July 30, 2011	253,332	$78.94	253,332	7,479,349
August 1, 2011 —August 31, 2011	1,154,982	$66.67	1,154,982	6,324,367
September 1, 2011 —September 30, 2011	0	$0	0	6,324,367

Total:	1,408,314	$68.88	1,408,314	6,324,367

(1)	In August 2009, the C.H. Robinson Board of Directors authorized management to repurchase an additional 10,000,000 shares. These repurchases are expected to take place over multiple years. During the third quarter of 2011, we purchased 1,408,314 shares under the 2009 authorization.

ITEM 3.	Defaults on Senior Securities

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2011, formatted in XBRL

(b) Reports on Form 8-K

We filed a report on Form 8-K July 26, 2011. This report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of our earnings release for the quarter ended June 30, 2011.

We filed a report on Form 8-K on August 11, 2011. This report contained information regarding our announcement that our Board of Directors declared a regular quarterly cash dividend.

We filed a report on Form 8-K/A on August 17, 2011, which amended a report on Form 8-K previously filed on May 16, 2011; this report contained information regarding Board of Directors decision that the Company will hold future Say-on-Pay votes on an annual basis.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2011

C.H. ROBINSON WORLDWIDE, INC.

By	/S/ JOHN P. WIEHOFF
John P. Wiehoff
Chief Executive Officer

By	/S/ CHAD M. LINDBLOOM
Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)