Form 10-K
period 2011-12-31
C H ROBINSON WORLDWIDE INC
filed 2012-02-29
CIK 1043277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $12,856,602,156 (based upon the closing price of $78.84 per common share as quoted on The NASDAQ National Market).

As of February 22, 2012, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 163,345,536.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 10, 2012 (the “Proxy Statement”), are incorporated by reference in Parts I and III.

C.H. ROBINSON WORLDWIDE, INC.

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2011

PART I

ITEM 1.	BUSINESS

Overview

C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest third party logistics companies in the world with 2011 consolidated total revenues of $10.3 billion. We are a service company. We provide freight transportation services and logistics solutions to companies of all sizes, in a wide variety of industries. During 2011 we handled approximately 10 million shipments and worked with more than 37,000 active customers. We operate through a network of 235 offices, which we call branches, in North America, Europe, Asia, South America, Australia, and the Middle East. We have developed global transportation and distribution networks to provide transportation and supply chain services worldwide. As a result, we have the capability of facilitating most aspects of the supply chain on behalf of our customers.

As a third party logistics provider, we cultivate contractual relationships with a wide variety of transportation companies, and utilize those relationships to efficiently and cost effectively transport our customers’ freight. We have contractual relationships with approximately 53,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), air freight and ocean carriers. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate transportation for each shipment. Our model enables us to be flexible, provide solutions that optimize service for our customers, and minimize our asset utilization risk. As an integral part of our transportation services, we provide a wide range of value-added logistics services, such as freight consolidation, supply chain consulting and analysis, optimization, and reporting.

In addition to transportation and logistics services, we provide sourcing services (“Sourcing”) and fee-based payment services (“Payment Services”).

Our Sourcing business is primarily the buying, selling, and marketing of fresh produce. It was our original business when we were founded in 1905. The foundation for much of our logistics expertise can be traced to our significant experience in handling produce and temperature controlled commodities. We supply fresh produce through our network of independent produce growers and suppliers. Our customers include grocery retailers and restaurants, produce wholesalers, and foodservice distributors. In many cases, we also arrange the logistics and transportation of the products we sell and provide related supply chain services such as replenishment, category management, and merchandising. We have developed proprietary brands of produce including The Fresh 1®, Tomorrow’s® Organics, Rosemont Farms®, and Melon Up®. We also have exclusive licensing agreements to distribute fresh produce under consumer recognized brand names such as Tropicana®, Welch’s®, Mott’s®, and Glory® Foods. The produce for these brands is sourced through our preferred grower network and packed to order through contract packing agreements. We have instituted quality assurance and monitoring procedures with each of these preferred growers.

Payment Services is comprised of a C.H. Robinson subsidiary, T-Chek Systems, Inc. (T-Chek). T-Chek provides a variety of payment management and business intelligence services primarily to motor carrier companies and to fuel distributors. Those services include funds transfer, fuel purchasing, and online expense management.

Our business model has been the main driver of our historical results and has positioned us for continued growth. One of our competitive advantages is our branch network of 235 offices, staffed by approximately 6,300 salespeople. These branch employees are in close proximity to both customers and transportation providers, which gives them broad knowledge of their local markets and enables them to respond quickly to customers’ and transportation providers’ changing needs. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on the profitability of their branch and their contributions to the success of the branch. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity.

Our branches work together to complete transactions and collectively meet the needs of our customers. For large multi-location customers, we often coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. As an example, approximately 40 percent of our truckload shipments are shared transactions between branches. Our methodology of providing services is very similar across all branches. The majority of our global network operates on a common technology platform that is used to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction.

Historically, we have grown primarily through internal growth, by growing market share through the addition of new customers and expanding relationships with our current customers, adding new services, expanding our market presence and operations globally, and hiring additional salespeople. We have augmented our growth through selective acquisitions.

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

We provide all of the following transportation and logistics services:

•

Truckload — Through our contracts with motor carriers, we have access to dry vans, temperature controlled vans, flatbeds, and bulk capacity. We also offer time-definite and expedited truck transportation.

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

Customers communicate their freight needs, typically on a shipment-by-shipment basis, to the C.H. Robinson branch responsible for their account. Customers communicate with us by means of telephone, fax, internet, email, or Electronic Data Interchange (EDI). The branch employee ensures that all appropriate information about each shipment is entered into our proprietary operating system. With the help of information provided by our operating system, the salesperson then selects a contracted carrier or carriers, based upon his or her knowledge of the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Based on the information he or she has about the market and rates, the salesperson may either determine an appropriate price at that point or wait to communicate with a contracted carrier directly before setting a price. In many cases, employees from different branch offices collaborate to hire the appropriate contracted carrier for our customers’ freight, and the branch offices agree to an internal profit split.

Once the contracted carrier is selected, the salesperson communicates with the contract carrier to agree on the cost for the transportation and the contract carrier’s commitment to provide the transportation. We are in contact with the contract carrier through numerous means of communication (including EDI, our proprietary website CHRWTrucks® (www.chrwtrucks.com), email, fax, telephone, and mobile applications) to meet our customers’ requirements as well as track the status of the shipment from origin to delivery.

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

As a result of our logistics capabilities, some of our customers have us handle all, or a substantial portion, of their freight transportation requirements. Our branch employees price our services to provide a profit to us for the totality of services performed for the customer. In some cases, our services to the customer are priced on a spot market, or transactional, basis. In a number of instances, we have contracts with the customer in which we agree to handle an estimated number of shipments, usually to specified destinations, such as from the customer’s plant to a distribution center. Our commitments to handle the shipments are usually at pre-determined rates. Most of our rate commitments are for one year or less and therefore allow for renegotiation. As is typical in the transportation industry, most of these contracts do not include specific volume commitments. When we enter into prearranged rate agreements for truckload services with our customers, we usually have fuel surcharge agreements in addition to the underlying line-haul portion of the rate.

We purchase the majority of our truckload services from our contract truckload carriers on a spot market or transactional basis, even when we are working with the customer on a contractual basis. When we enter into spot transactions with contract motor carriers, we generally negotiate a mutually-agreed upon total market rate that includes all costs, including any applicable fuel expense. However, if requested by the contract carrier, we will estimate and report fuel separately. In a small number of cases, we may get advance commitments from one or more contract carriers to transport contracted shipments for the length of our customer contract. In those cases, where we have prearranged rates with contract carriers, there is a calculated fuel surcharge based on a mutually agreed-upon formula.

In the course of providing day-to-day transportation services, our branch employees often identify opportunities for additional logistics services as they become more familiar with our customers’ daily operations and the nuances of our customers’ supply chains. We offer a wide range of logistics services on a worldwide basis that reduce or eliminate supply chain inefficiencies. We will analyze the customers’ current transportation rate structures, modes of shipping, and carrier selection. We can identify opportunities to consolidate shipments for cost savings. We will suggest ways to improve operating and shipping procedures and manage claims. We can help customers minimize storage through cross-docking and other flow-through operations. We may also examine the customers’ warehousing and dock procedures. Many of these services are bundled with underlying transportation services and are not typically priced separately. They are usually included as a part of the cost of transportation services provided by us, based on the nature of the customer relationship. In addition to these transportation services, we may provide additional logistics services such as contract warehousing, consulting, transportation management, and other services, for which we are usually paid separately.

As we have emphasized integrated logistics solutions, our relationships with many customers have broadened, and we have become a key provider to them by managing a greater portion of their supply chains. We may serve our customers through specially created teams and through several branches. Our transportation services are provided to numerous international customers through our worldwide branch network. See Note 1 in Item 8 for an allocation of our total revenues from domestic and foreign customers for the years ended December 31, 2011, 2010, and 2009 and our long-lived assets as of December 31, 2011, 2010, and 2009 in the United States and in foreign locations.

The table below shows our net revenues by transportation mode for the periods indicated:

Transportation Net Revenues

	Year Ended December 31,
(in thousands)	2011	2010	2009	2008	2007
Truck(1)	$1,236,611	$1,076,247	$1,040,703	$1,030,070	$949,277
Intermodal	41,189	36,550	35,245	43,618	38,670
Ocean	66,873	60,763	54,188	62,094	43,530
Air	39,371	42,315	32,662	35,390	31,315
Other Logistics Services	59,872	57,254	44,784	41,407	35,240

Total	$1,443,916	$1,273,129	$1,207,582	$1,212,579	$1,098,032

(1)	Includes truckload and LTL net revenues.

Transportation services accounted for approximately 88 percent of our net revenues in 2011, 87 percent of our net revenues in 2010, and 88 percent of our net revenues in 2009.

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

Our Sourcing customer base includes grocery retailers and restaurants, produce wholesalers, and foodservice distributors.

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

Sourcing accounted for approximately eight percent of our net revenues in 2011 and nine percent in 2010 and 2009.

Payment Services

T-Chek’s customers are primarily motor carriers and truck fuel distributors. T-Chek provides its customers with fuel management services, funds transfer, spend management reporting, driver payroll services, permits, and online access to customized business intelligence, all through the use of its proprietary automated systems. These systems enable customers to track and manage certain expenses, including fuel and maintenance. For several companies and fuel distributors, T-Chek captures sales and fuel cost data, provides management information to the seller, and invoices the carrier for fuel, cash advances, and our fee.

Payment Services accounted for approximately four percent of our net revenues in 2011 and 2010 and three percent of our net revenues in 2009.

Organization

Branch Network. To keep us close to our customers and markets, we operate through a network of offices, which we call “branches.” We currently have 235 branches.

We have branches in the following areas of the world:

Region	Number of Branches
North America	176
Europe	32
Asia	21
South America	4
Australia	1
Middle East	1

Each branch is responsible for its own growth and profitability. Our branch salespeople are responsible for developing new business, negotiating and pricing services, receiving and processing service requests from customers, and negotiating with carriers to provide the transportation requested. In addition to routine transportation, salespeople are often called upon to handle customers’ unusual, seasonal, and emergency needs. Shipments to be transported by truck are priced at the branch level, and branches cooperate with each other to hire contract carriers to provide transportation. Branches may rely on expertise in other branches when contracting LTL, intermodal, international ocean, and air shipments. Multiple branches may also work together to service larger, national accounts where the expertise and resources of more than one branch are required to meet the customer’s needs. Their efforts are usually coordinated by one “lead” branch on the account.

Salespeople in the branches both sell to and service their customers. Sales opportunities are identified through our internal database, referrals from current customers, leads generated by branch office personnel through knowledge of their local and regional markets, and company marketing efforts. Salespeople are also responsible for recruiting new contract carriers, who are referred to our centralized carrier services group to make sure they are properly licensed and insured and have acceptable safety ratings.

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

Branch Employees. Branch offices are responsible for their hiring and headcount decisions, based on the needs of their branch and balancing personnel resources with their business requirements. Because the quality of our employees is essential to our success, we are highly selective in our recruiting and hiring. To support our hiring processes, we have a corporate recruiting group that develops a pipeline of qualified candidates that managers can draw from. Our applicants typically have college degrees, and some have business experience, although not necessarily within the transportation industry.

Early in their tenure, most newly-hired branch employees go through centralized training that emphasizes development of the skills, including technology training on our proprietary systems and our customer service philosophy, necessary to become productive members of a branch team. Centralized training is followed by ongoing, on-the-job training at the branch level. We expect most new salespeople to start contributing to the success of the branch in a matter of weeks.

Employees at a branch operate and are compensated in large part on a team basis. The team structure is motivated by our performance-based compensation system, in which a significant portion of the cash compensation of most branch managers and salespeople is dependent on the profitability of their particular branch. Branch managers and salespeople who have been employed for at least one complete year are paid a performance-based bonus, which is a portion of the branch’s earnings for that calendar year. The percentage they can potentially earn is predetermined in an annual bonus contract and is based on their productivity and contributions to the overall success of the branch. Within our 401(k) plan, employees can also receive profit sharing contributions that depend on our overall profitability and other factors. In some special circumstances, such as opening new branches, we may guarantee a level of compensation to the branch manager and key salespeople for a short period of time.

All of our managers and certain other employees who have significant responsibilities are eligible to participate in our amended 1997 Omnibus Stock Plan. This plan includes restricted stock and restricted stock units as our primary equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders. In 2011, our restricted share recipients received a portion of their equity awards as performance-based stock options. Most restricted equity awards vest over a period of up to five calendar years, based on the company’s earnings growth.

Individual salespeople benefit both through the growth and profitability of individual branches and by achieving individual goals. They are motivated by the opportunity to advance in a variety of career paths, including branch management, corporate sales, and account management. We have a “promote from within” philosophy and fill nearly all branch management positions with current employees.

Shared Services

Our branches are supported by our corporate executives and shared services. Approximately 15 percent of our employees provide shared services in centralized centers. Approximately 31 percent of these shared services employees are information technology personnel who develop and maintain our proprietary operating system software and our wide area network.

Executive Officers

The Board of Directors designates the executive officers annually. Below are the names, ages, and positions of the executive officers:

Name	Age	Position
John P. Wiehoff	50	Chief Executive Officer and Chairman of the Board
James E. Butts	56	Senior Vice President
Ben G. Campbell	46	Vice President, General Counsel and Secretary
James P. Lemke	44	Senior Vice President
Chad M. Lindbloom	47	Senior Vice President and Chief Financial Officer
Scott A. Satterlee	43	Senior Vice President
Mark A. Walker	54	Senior Vice President

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

James E. Butts was named senior vice president in December 2007, having served as an executive and officer of C.H. Robinson since April 2002. Previous positions with the company include branch manager at the Chicago South and Detroit branches. Jim has been with C.H. Robinson since 1978 and holds a Bachelor of Arts degree from Wayne State University and a Masters of Business Administration from Phoenix University. Jim serves on the Advisory Board of Logistics Quarterly, and on the Editorial Board of CSCMP Supply Chain Quarterly. He is a member of the University of Minnesota, Carlson School of Management’s Supply Chain and Operations Board of Advisors, as well as Board member of the National Association of Manufacturers. Jim is also a member of the Board of Directors of Store to Door, a non-profit agency that delivers groceries to adults who are unable to shop for themselves, and a Board member for Junior Achievement of the Upper Midwest.

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

James P. Lemke was named senior vice president in December 2007, having served as vice president, sourcing since 2003. Prior to that time, he served as the vice president and manager of C.H. Robinson’s Corporate Procurement and Distribution Services branch. Jim joined the company in 1989. Jim holds a Bachelor of Arts degree in International Relations from the University of Minnesota. Jim also serves on the Foundation Board of the United Fresh Produce Association.

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

Employees

As of December 31, 2011, we had a total of 8,353 employees, 7,092 of whom were located in our branch offices. Services such as accounting, information technology, legal, marketing, human resource support, credit and claims management, and carrier services are supported centrally.

Customer Relationships

We seek to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing them with a full range of logistics services. During 2011, we served over 37,000 active customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries.

During 2011, our largest customer accounted for approximately four percent of total revenues and approximately two percent of net revenues. In recent years, we have grown by adding new customers and by increasing our volumes with, and providing more services to, our existing customers.

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

Relationships with Transportation Providers

We continually work on establishing contractual relationships with qualified transportation providers that also meet our service requirements to assure dependable services, favorable pricing, and contract carrier availability during periods when demand for transportation equipment is greater than the supply. Because we own very little transportation equipment and do not employ the people directly involved with the delivery of our customers’ freight, these relationships are critical to our success.

In 2011, we worked with approximately 53,000 transportation providers worldwide, of which the vast majority are contracted motor carriers. To strengthen and maintain our relationships with motor carriers, our salespeople regularly communicate with carriers and try to assist them by increasing their equipment utilization, reducing their empty miles, and repositioning their equipment. To make it easier for contract carriers to work with us, we have a policy of payment upon receipt of proof of delivery. For those contract carriers who would like a faster payment, we also offer payment within 48 hours of receipt of proof of delivery in exchange for a discount, along with offering in-trip cash advances through our T-Chek subsidiary.

Contracted motor carriers provide access to temperature controlled vans, dry vans, and flatbeds. These contract carriers are of all sizes, including owner-operators of a single truck, small and mid-size fleets, private fleets, and the largest national trucking companies. Consequently, we are not dependent on any one contract carrier. Our largest truck transportation provider was approximately two percent of our total cost of transportation in 2011. Motor carriers that had fewer than 100 tractors transported approximately 82 percent of our truckload shipments in 2011. Every motor carrier with which we do business is required to execute a contract that establishes that the carrier is acting as an independent contractor. At the time the contract is executed, and periodically thereafter, we verify that each motor carrier is properly licensed and insured, has the necessary federally-issued authority to provide transportation services, and has the ability to provide the necessary level of service on a dependable basis. Our motor carrier contracts require that the motor carrier issue invoices only to and accept payment solely from us for the shipments that they transport under their contract with us, and allow us to withhold payment to satisfy previous claims or shortages. Our standard contracts do not include volume commitments, and the initial contract rate is modified each time we confirm an individual shipment with a carrier.

We also have intermodal marketing agreements with container owners and all Class 1 railroads in North America, giving us access to additional trailers and containers. Our contracts with railroads specify the transportation services and payment terms by which our intermodal shipments are transported by rail. Intermodal transportation rates are typically negotiated between us and the railroad on a customer-specific basis. We have entered into a two year lease for 348 containers through our relationship with a Class 1 railroad. To support future growth, in 2011, we purchased 500 53-foot containers. We believe that these containers have helped us better serve our customers and we will continue to analyze the strategy of controlling containers.

In our non-vessel operating common carrier (“NVOCC”) ocean transportation and freight forwarding business, we have contracts with most of the major ocean carriers which support a variety of service and rate needs for our customers. We negotiate annual contracts that establish the predetermined rates we agree to pay the ocean carriers. The rates are negotiated based on expected volumes from our customers in specific trade lane requirements. These contracts are often amended throughout the year to reflect changes in market conditions for our business, such as additional trade lanes.

We operate both as a consolidator and as a transactional air freight forwarder internationally and in North America. We select air carriers, provide for local pickup and delivery of shipments, and arrange for customs clearance of shipments, including the payment of duties. We execute our air freight services through our relationships with air carriers, through charter services, block space agreements, capacity space agreements, and transactional spot market negotiations. Through charter services, we contract part or all of an airplane to meet customer requirements. Our block space agreements and capacity space agreements are contracts for a defined time period. The contracts include fixed allocations for predetermined flights at agreed upon rates that are reviewed periodically throughout the year. The transactional negotiations afford us the ability to capture excess capacity at prevailing market rates for a specific shipment.

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

The primary business of our Payment Services business is fuel card services. The fuel card processing industry is very consolidated and a small number of companies represent the majority of the market.

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

•	Our 53,000 contracted carrier relationships;

•

Our size, relative to other providers, is an advantage in attracting more carriers, which in turn enables us to serve our customers more efficiently and earn more business. Additionally, because of the large number of transactions we do annually, approximately 10 million in 2011, we have greater opportunity to efficiently identify available capacity for our customers’ needs;

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

Proprietary Information Technology

Our information systems are essential to our ability to efficiently communicate, service our customers and contracted carriers, and manage our business. In 2011, our proprietary information systems helped our employees efficiently handle approximately 10 million shipments, more than 37,000 active customer relationships, and 53,000 contract carrier relationships. Our employees are linked with each other and with our customers, carriers, and suppliers by telephone, fax, internet, email, and/or EDI to communicate shipment requirements and availability, and to confirm and bill orders.

Our systems help our salespeople service customer orders, select the optimal modes of transportation, build and consolidate shipments, and identify appropriate carriers, all based on customer-specific service parameters. Our systems also make shipment data visible to the entire sales team as well as customers and contracted carriers, enabling our salespeople to select contracted carriers and track shipments in progress. Our systems also provide performance and productivity reports that our managers and executives can use to more efficiently manage our business.

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

As a property freight broker, we are not legally liable for damage to our customers’ cargo. In our customer contracts, we may agree to assume cargo liability up to a stated maximum. We do not assume cargo liability to our customers above minimum industry standards in our international freight forwarding, ocean transportation, and air freight businesses but offer our customers the option to purchase shippers interest coverage to insure goods in transit. When we agree to store goods for our customers for longer terms, we provide limited warehouseman’s coverage to our customers and contract for warehousing services from companies that provide us the same degree of coverage.

We maintain a broad cargo liability insurance policy to protect us against catastrophic losses that may not be recovered from the responsible contracted carrier. We also carry various liability insurance policies, including automobile and general liability, with a $200 million umbrella in 2009, 2010, 2011, and 2012. Our contingent automobile liability coverage has a retention of $5 million per incident in 2009, 2010, 2011, and 2012.

As a seller of produce, we may, under certain circumstances, have legal responsibility arising from produce sales. Agricultural chemicals used on agricultural commodities intended for human consumption are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Concern about particular chemicals and alleged contamination can lead to product recalls, and tort claims may be brought by consumers of allegedly affected produce. We carry product liability coverage under our general liability and umbrella policies to cover tort claims. In addition, in the event of a recall, we may be required to bear the costs of repurchasing, transporting, and destroying any allegedly contaminated product, as well as potential consequential damages, which were generally not insured. Beginning in 2012, we carry product recall insurance coverage of $50 million. This policy has a retention of $5 million per incident. Any recall or allegation of contamination could affect our reputation, particularly of our proprietary and licensed branded produce programs. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.

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

Except for the historical information contained in this Form 10-K, the matters set forth in this document may be deemed to be forward-looking statements that represent our expectations, beliefs, intentions, or strategies concerning future events. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience or our present expectations, including, but not limited to, such factors such as changes in economic conditions; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to integrate the operations of acquired companies with our historic operations successfully; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel price increases or shortages; the impact of war on the economy; and other risks and uncertainties, including those described below.

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

Economic recessions could have a significant, adverse impact on our business. The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest rate fluctuations, and other economic factors beyond our control. Deterioration in the economic environment subjects our business to various risks, which may have a material impact on our operating results and cause us to not reach our long-term growth goals:

•

Decrease in volumes—A reduction in overall freight volumes in the marketplace reduces our opportunities for growth. A significant portion of our freight is transactional or “spot” market opportunities. The transactional market may be more impacted than the freight market overall by the economic recession. In addition, if a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, particularly among certain national retailers or in the food, beverage, retail, manufacturing, paper, or printing industries, our operating results could be adversely affected. Slower freight volumes in the marketplace also impact growth in our Payment Services business due to reduced use of their fuel card services.

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

•

Expense management—We may not be able to appropriately adjust our expenses to changing market demands. Personnel is our largest expense. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing level to our business needs. In addition, we have other expenses that are fixed for a period of time, and we may not be able to adequately adjust them in a period of rapid change in market demand.

•

Instability of financial markets and low interest rates—The current interest rate environment has significantly reduced our investment income and may continue to do so in the future. Defaults by issuers of bonds that are in funds held could reduce the value of our investments.

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

Changing fuel costs may have an impact on our net revenue margins. In our truckload transportation business, which is the largest source of our net revenues, rising fuel prices may result in a decreased net revenue margin. While our different pricing arrangements with customers and contracted carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through cost to our truckload business. In times of higher fuel prices, our net revenue margin percentage declines.

Our dependence on third parties to provide equipment and services may impact the delivery and quality of our transportation and logistics services. We do not employ the people directly involved in delivering our customers’ freight. We are dependent on independent third parties to provide truck, rail, ocean, and air services and to report certain events to us, including delivery information and freight claims. These independent third parties may not fulfill their obligations to us, preventing us from meeting our commitments to our customers. This reliance also could cause delays in reporting certain events, including recognizing revenue and claims. In addition, if we are unable to secure sufficient equipment or other transportation services from third parties to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control including:

•	equipment shortages in the transportation industry, particularly among contracted truckload carriers,

•	interruptions in service or stoppages in transportation as a result of labor disputes,

•	changes in regulations impacting transportation, and

•	unanticipated changes in transportation rates.

We are subject to negative impacts of changes in political conditions. All of our business operations are subject to the influences of significant political changes and our ability to respond to them, including:

•	changes in economic and political conditions and in governmental policies,

•	changes in and compliance with international and domestic laws and regulations, and

•	wars, civil unrest, acts of terrorism, and other conflicts.

We may be subject to negative impacts of natural disasters.

Our international operations subject us to operational and financial risks. We provide services within and between continents on an increasing basis. Our business outside of the United States is subject to various risks, including:

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

We face substantial industry competition. Competition in the transportation services industry is intense and broad-based. We compete against logistics companies as well as transportation providers that own equipment, third party freight brokers, internet matching services, internet freight brokers, and carriers offering logistics services. We also compete against carriers’ internal sales forces. In addition, customers can bring in-house some of the services we provide to them. We often buy and sell transportation services from and to many of our competitors. Increased competition could reduce our market opportunity and create downward pressure on freight rates, and continued rate pressure may adversely affect our net revenue and income from operations.

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

We are subject to claims arising from our transportation operations. We use the services of thousands of transportation companies in connection with our transportation operations. From time to time, the drivers employed and engaged by the carriers we contract with are involved in accidents which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. In addition, our automobile liability policy has a retention of $5 million per incident in 2009, 2010, 2011, and 2012. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability. Our involvement in the transportation of certain goods, including but not limited to hazardous materials, could also increase our exposure in the event one of our contracted carriers is involved in an accident resulting in injuries or contamination.

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

Sourcing and reselling fresh produce exposes us to possible product liability. Agricultural chemicals used on fresh produce are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Product recalls in the produce industry have been caused by concern about particular chemicals and alleged contamination, often leading to lawsuits brought by consumers of allegedly affected produce. Because we sell produce, we may face claims for a variety of damages arising from the sale which may include potentially uninsured consequential damages. While we are insured for up to $201 million in 2010, 2011, and 2012 for product liability claims, settlement of class action claims is often costly, and we cannot guarantee that our liability coverage will be adequate and will continue to be available. If we have to recall produce, we may be required to bear the cost of repurchasing, transporting, and destroying any allegedly contaminated product, as well as consequential damages, which our insurance did not cover prior to 2012. Beginning in 2012, we carry product recall insurance coverage of $50 million. This policy has a retention of $5 million per incident. Any recall or allegation of contamination could affect our reputation, particularly of our proprietary and/or licensed branded produce programs. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.

Our business depends upon compliance with numerous government regulations. We are licensed by the U.S. Department of Transportation as a property freight broker authorized to arrange for the transportation of general commodities by motor vehicle. We must comply with certain insurance and surety bond requirements to act in this capacity. We are also licensed by the Federal Maritime Commission as an ocean freight forwarder, which requires us to maintain a NVOCC bond and by the Transportation Security Administration as an independent air carrier. We are also licensed by the Bureau of U.S. Customs and Border Protection. We source fresh produce under a license issued by the U.S. Department of Agriculture. Our failure to comply with the laws and regulations applicable to entities holding these licenses could materially and adversely affect our results of operations or financial condition.

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

A significant increase in fraud or theft could adversely affect our results. We have exposure to both internal and external fraud and theft, particularly with regard to our operations of T-Chek. Unauthorized or fraudulent requests for advances or payment can occur. A significant increase in fraudulent activity could adversely affect our results.

We derive a significant portion of our total revenues and net revenues from our largest customers. Our top 100 customers comprise approximately 34 percent of our consolidated total revenues and 30 percent of consolidated net revenues. Our largest customer comprises 3.6 percent of our consolidated total revenues and 2.3 percent of our consolidated net revenues. The sudden loss of many of our major clients could materially and adversely affect our operating results.

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

Our corporate headquarters is in Eden Prairie, Minnesota. The total square footage of our four buildings in Eden Prairie is 343,000. This total includes approximately 215,000 square feet used for our corporate and shared services, our data center of approximately 18,000 square feet, and 110,000 square feet used for branch operations.

Most of our branch offices are leased from third parties under leases with initial terms ranging from three to fifteen years. Our office locations range in space from 1,000 to 153,000 square feet. The following table lists our largest office locations:

Location	Approximate Square Feet
Eden Prairie, MN	153,000
Eden Prairie, MN(1)	105,000
Chicago, IL(1)	80,000
Eden Prairie, MN	67,000
Atlanta, GA	27,000
Elk Grove Village, IL	25,000
Chicago, IL	21,000
Woodridge, IL	21,000
Eden Prairie, MN(1)	18,000
Chicago, IL	16,000
Detroit, MI	16,000
Fort Worth, TX	15,000
Monterrey, CA	15,000
Oklahoma City, OK	15,000
Coralville, IA	14,000
Overland Park, KS	14,000
Phoenix, AZ	14,000
Hong Kong	13,000
Tampa, FL	13,000
Madison, WI	12,000
Boca Raton, FL	12,000
Lisle, IL	12,000
Shanghai	12,000
Sartell, MN	11,000
Fishers, IN	11,000

We also own or lease 20 warehouses totaling approximately 1 million square feet of warehouse space. The following table lists our largest warehouses:

Location	Approximate Square Feet
Long Beach, CA	223,000
Elk Grove Village, IL	107,000
Laredo, TX	104,000
Vancouver, WA	79,000
Miramar, FL	75,000
Plant City, FL(1)	65,000
Bethlehem, PA	55,000
Cobden, IL(1)	52,000
Edinburg, TX	48,000
Lemont, IL	45,000

(1)	These properties are owned. All other properties in the tables above are leased from third parties.

We consider our current office spaces and warehouse facilities adequate for our current level of operations. We have not had difficulty in obtaining sufficient office space and believe we can renew existing leases or relocate branches to new offices as leases expire.

ITEM 3.	LEGAL PROCEEDINGS

We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations. For such legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock began trading on The NASDAQ National Market under the symbol “CHRW” on October 15, 1997.

Quarterly market information can be found in Part II, Item 8. Financial Statements and Supplementary Data, Note 9.

On February 22, 2012, the closing sales price per share of our Common Stock as quoted on the NASDAQ National Market was $66.24 per share. On February 22, 2012, there were approximately 190 holders of record and approximately 75,000 beneficial owners of our Common Stock.

We declared quarterly dividends during 2010 for an aggregate of $1.04 per share and quarterly dividends during 2011 for an aggregate of $1.20. We have declared a quarterly dividend of $0.33 per share payable to shareholders of record as of March 2, 2012, payable on April 2, 2012. Our declaration of dividends is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon our results of operations, capital requirements and financial condition, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or continue to pay dividends on the shares of Common Stock in the future.

During the third quarter of 2009, the C.H. Robinson Board of Directors authorized management to repurchase an additional 10,000,000 shares. We are currently purchasing shares under this authorization. These repurchases are expected to take place over multiple years. We intend to fund any future repurchases with internally generated funds.

The following table provides information about company purchases during the quarter ended December 31, 2011 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs(1)
October 1, 2011—October 31, 2011	21,399	$70.10	21,399	6,302,968
November 1, 2011—November 30, 2011	625,032	67.18	625,032	5,677,936
December 1, 2011—December 31, 2011	612,938	68.43	612,938	5,064,998

Fourth quarter 2011	1,259,369	$67.84	1,259,369	5,064,998

(1)	During the third quarter of 2009, the C.H. Robinson Board of Directors authorized management to repurchase an additional 10,000,000 shares. We are currently purchasing shares under the 2009 authorization of 10,000,000 shares. As of December 31, 2011, there were 5,064,998 shares remaining under the 2009 authorization.

The graph below compares the cumulative 5-year total return of holders of C.H. Robinson Worldwide, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Transportation index, and the S&P Midcap 400 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2006 to 12/31/2011.

	12/06	12/07	12/08	12/09	12/10	12/11
C.H. Robinson Worldwide, Inc.	100.00	134.33	138.89	151.10	209.73	185.60
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
S&P Midcap 400	100.00	107.98	68.86	94.60	119.80	117.72
NASDAQ Transportation	100.00	105.13	78.60	80.38	103.33	88.11

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

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

STATEMENT OF OPERATIONS DATA Year Ended December 31,	2011	2010	2009	2008	2007
Total revenues	$10,336,346	$9,274,305	$7,577,189	$8,578,614	$7,316,223
Net revenues	1,632,658	1,467,978	1,381,959	1,374,963	1,243,778
Income from operations	692,730	622,860	584,811	571,586	509,684
Net income	431,612	387,026	360,830	359,177	324,261
Net income per share
Basic	$2.63	$2.35	$2.15	$2.12	$1.90
Diluted	$2.62	$2.33	$2.13	$2.08	$1.86
Weighted average number of shares outstanding (in thousands)
Basic	164,114	164,909	167,695	169,056	170,493
Diluted	164,741	165,972	169,194	172,733	174,040
Dividends per share	$1.20	$1.04	$.97	$.90	$.76

BALANCE SHEET DATA As of December 31,
Working capital	$734,911	$710,161	$575,462	$650,218	$631,537
Total assets	2,138,041	1,995,699	1,834,248	1,815,721	1,811,307
Total long-term debt	—	—	—	—	—
Stockholders’ investment	1,248,474	1,204,068	1,079,900	1,107,221	1,042,249

OPERATING DATA
Branches	235	231	235	228	218
Employees	8,353	7,628	7,347	7,961	7,332
Average net revenues per employee(1)	$205	$196	$184	$178	$177

(1)	Management uses net revenues per employee as a key performance to analyze our productivity, to benchmark the financial performance of our branches, and to analyze impacts of technology and other investments in our business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table illustrates our net revenue margins by services and products:

For the years ended December 31,	2011	2010	2009
Transportation	16.5%	16.8%	20.2%
Sourcing	8.4	8.5	8.3
Payment Services	100.0	100.0	100.0

Total	15.8%	15.8%	18.2%

The following table summarizes our net revenues by service line:

For the years ended December 31, (Dollars in thousands)	2011	2010	Change	2009	Change
Net revenues:
Transportation
Truck	$1,236,611	$1,076,247	14.9%	$1,040,703	3.4%
Intermodal	41,189	36,550	12.7	35,245	3.7
Ocean	66,873	60,763	10.1	54,188	12.1
Air	39,371	42,315	-7.0	32,662	29.6
Other Logistics Services	59,872	57,254	4.6	44,784	27.8

Total Transportation	1,443,916	1,273,129	13.4	1,207,582	5.4

Sourcing	128,448	139,377	-7.8	128,582	8.4
Payment Services	60,294	55,472	8.7	45,795	21.1

Total	$1,632,658	$1,467,978	11.2%	$1,381,959	6.2%

The following table represents certain statements of operations data, shown as percentages of our net revenues:

For the years ended December 31,	2011	2010	2009
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	42.6	43.1	43.2
Other selling, general, and administrative expenses	14.9	14.5	14.5

Total operating expenses	57.6	57.6	57.7

Income from operations	42.4	42.4	42.3

Investment and other income	0.1	0.1	0.2
Income before provision for income taxes	42.6	42.5	42.5

Provision for income taxes	16.1	16.1	16.4

Net income	26.4%	26.4%	26.1%

OVERVIEW

Our company. We are a global provider of transportation services and logistics solutions, operating through a network of branch offices in North America, Europe, Asia, South America, Australia, and the Middle East. As a third party logistics provider, we cultivate contractual relationships with a wide variety of transportation companies, and utilize those relationships to efficiently and cost effectively transport our customers’ freight. We have contractual relationships with approximately 53,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), air freight and ocean carriers. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate transportation for each shipment. Our model enables us to be flexible, provide solutions that optimize service for our customers, and minimize our asset utilization risk.

In addition to transportation and logistics services, we also offer fresh produce sourcing and fee-based payment services. Our Sourcing business is the buying, selling, and marketing of fresh produce. We purchase fresh produce through our network of produce suppliers and sell it to retail grocers and restaurant chains, produce wholesalers and foodservice providers. In some cases, we also arrange the transportation of the produce we sell through our relationships with specialized transportation companies. Those revenues are reported as Transportation revenues. Our Payment Services business is our subsidiary, T-Chek, which provides a variety of management and business intelligence services to motor carrier companies and to fuel distributors. Those services include funds transfer, fuel purchasing, and online expense management.

Our business model. We are primarily a service company. We add value and expertise in the procurement and execution of transportation and logistics, including sourcing of produce products for our customers. Our total revenues represent the total dollar value of services and goods we sell to our customers. Our net revenues are our total revenues less purchased transportation and related services, including contracted motor carrier, rail, ocean, air, and other costs, and the purchase price and services related to the products we source. Our net revenues are the primary indicator of our ability to source, add value, and sell services and products that are provided by third parties, and we consider them to be our primary performance measurement. Accordingly, the discussion of our results of operations below focuses on the changes in our net revenues.

We keep our business model as variable as possible to allow us to be flexible and adapt to changing economic and industry conditions. We sell transportation services and produce to our customers with varied pricing arrangements. Some prices are committed to for a period of time, subject to certain terms and conditions, and some prices are set on a spot market basis. We buy most of our truckload transportation capacity and produce on a spot market basis. Because of this our net revenue per transaction tends to increase in times when there is excess supply and decrease in times when demand is strong relative to supply. We also keep our personnel and other operating expenses as variable as possible. Compensation is performance-oriented and, for most employees in the branch network, based on the profitability of their individual branch office.

In addition, we do not have pre-committed targets for headcount. Our personnel decisions are decentralized. Our branch managers determine the appropriate number of employees for their offices, within productivity guidelines, based on their branch’s volume of business. This helps keep our personnel expense as variable as possible with the business.

Our branch network. Our branch network is a competitive advantage. Building local customer and contract carrier relationships has been an important part of our success, and our worldwide network of offices supports our core strategy of serving customers locally, nationally, and globally. Our branch offices help us penetrate local markets, provide face-to-face service when needed, and recruit contract carriers. Our branch network also gives us knowledge of local market conditions, which is important in the transportation industry because it is market-driven and very dynamic.

Our branches work together to complete transactions and collectively meet the needs of our customers. For large multi-location customers, we often coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. As an example, approximately 40 percent of our truckload shipments are shared transactions between branches. Our methodology of providing services is very similar across all branches. The majority of our global network operates on a common technology platform that is used to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction.

During 2011, we increased the size of our branch network by four branches, to 235. We are planning limited branch openings during 2012. Because we usually open new offices with only two or three employees, we do not expect them to make a material contribution to our financial results in the first few years of their operation.

Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount grew by 725 employees during 2011. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity. In 2003, we implemented a restricted equity program to better align our key employees with the interests of our shareholders, and to motivate and retain them for the long term. These restricted equity awards vest over a period of up to five years based on the company’s earnings growth, and have been awarded annually since 2003.

Our customers. In 2011, we worked with more than 37,000 active customers, up from approximately 36,000 in 2010. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very diverse and unconcentrated. Our top 100 customers represented approximately 34 percent of our total revenues and approximately 30 percent of our net revenues. Our largest customer was 3.6 percent of our total revenues and 2.3 percent of our total net revenues.

Our contracted carriers. Our contracted carrier base includes motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. In 2011, our carrier base was approximately 53,000, up from approximately 49,000 in 2010. Motor carriers that had fewer than 100 tractors transported approximately 82 percent of our truckload shipments in 2011. In our Transportation business, no single contracted carrier represents more than approximately two percent of our contracted carrier capacity.

Our goals. Since we became a publicly-traded company in 1997, our long-term compounded annual growth target has been 15 percent for net revenues, income from operations, and earnings per share. Although there have been periods where we have not achieved these goals, over the period since 1997 we have exceeded this compounded growth goal in all three categories. Our expectation is that over time, we will continue to achieve our long-term target of 15 percent growth, but that we will have periods in which we exceed that goal and periods in which we fall short. We expect to reach our long-term growth primarily through internal growth but acquisitions that fit our growth criteria and culture may also augment our growth.

During 2011, our consolidated total revenues increased 11.5 percent due primarily to volume increases in many of our modes of transportation and increasing transportation rates. Transportation rates increased primarily due to a rise in fuel prices and increased pricing to our customers. Our pricing, exclusive of fuel, increased due to an increase in overall transportation market demand.

We did not achieve our long-term growth goals of 15 percent during 2011. Our net revenues grew 11.2 percent to $1.6 billion. Our income from operations increased 11.2 percent to $692.7 million and our diluted earnings per share increased 12.4 percent to $2.62. During 2011, our net revenue margins (net revenues as a percentage of total revenues) remained consistent at 15.8 percent compared to 2010.

2011 COMPARED TO 2010

Total revenues and direct costs. Our consolidated total revenues increased 11.5 percent in 2011 compared to 2010. Total Transportation revenues increased 15.4 percent to $8.74 billion in 2011 from $7.58 billion in 2010. This increase was driven by higher volumes in many of our transportation modes and increased pricing to our customers, including the impacts of higher fuel costs. Total purchased transportation services increased 15.8 percent in 2011 to $7.30 billion from $6.30 billion in 2010. This increase was due to higher volumes in many of our transportation modes and higher transportation costs, including the impacts of higher fuel costs. Our Sourcing revenue decreased 6.6 percent to $1.54 billion in 2011 from $1.64 billion in 2010. Purchased products sourced for resale decreased 6.4 percent in 2011 to $1.41 billion from $1.50 billion in 2010. These decreases were primarily due to decreased volumes with a large customer that, due to a change in their sourcing strategy, has eliminated some of our business with them. Our Payment Services revenue increased 8.7 percent to $60.3 million in 2011 from $55.5 million in 2010. The increase was primarily due to an increase in in MasterCard® services, and increases in some fees that are impacted by fuel prices.

Net revenues. Total Transportation net revenues increased 13.4 percent to $1.44 billion in 2011 from $1.27 billion in 2010. Our Transportation net revenue margin decreased to 16.5 percent in 2011 from 16.8 percent in 2010 largely driven by higher transportation costs and higher fuel costs, partially offset by an increase in transportation pricing to our customers. While our different pricing arrangements with customers and contract carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through in our truckload business. Therefore, in times of higher fuel prices, our net revenue margin percentage decreases as it did in 2011.

Truck net revenues, which consist of truckload and less-than-truckload (“LTL”) services, comprise approximately 76 percent of our total net revenues. Our truck net revenues increased 14.9 percent to $1.24 billion in 2011 from $1.08 billion in 2010. Truckload volumes increased approximately five percent in 2011. Truckload net revenue margin decreased in 2011 due to an increase in fuel prices and increased cost of capacity, offset partially by increased pricing to our customers. Excluding the estimated impact of the change in fuel, on average, our truckload rates increased approximately five percent in 2011. Our truckload transportation costs increased approximately four percent, excluding the estimated impacts of the change in fuel.

During 2011, our LTL net revenues increased approximately 27 percent. The increase was driven primarily by an increase in shipment volumes and increased pricing to our customers. Our LTL volumes increased approximately 15 percent compared to 2010.

Our intermodal net revenue increase of 12.7 percent to $41.2 million in 2011 from $36.6 million in 2010 was driven largely by volume and pricing increases, partially offset by lower margins. Our intermodal net revenue margin declined in 2011 compared to 2010 due to higher transportation costs.

Our ocean transportation net revenues increased 10.1 percent to $66.9 million in 2011 from $60.8 million in 2010 due primarily to volume increases. We experienced a net revenue margin increase due to decreased cost of capacity.

Our air transportation net revenues decrease of 7.0 percent in 2011 was driven by decreased volumes and decreased pricing. Our air net revenue margins decreased in 2011 due to increased cost of capacity, partially offset by increased pricing to our customers.

Other logistics services net revenues consist primarily of transportation management fees and custom brokerage fees. The increase of 4.6 percent to $59.9 million in 2011 was driven primarily by increases in the transportation management business.

Sourcing net revenues decreased 7.8 percent to $128.4 million in 2011. This decrease was primarily due to decreased volumes with a large customer that, due to a change in their sourcing strategy, has eliminated some of our business with them. Our net revenue margin decreased to 8.4 percent in 2011 from 8.5 percent in 2010.

Payment Services is comprised entirely of revenue related to our subsidiary, T-Chek. For 2011, Payment Services net revenues increased 8.7 percent to $60.3 million in 2011 from $55.5 million in 2010. The increase was primarily due to an increase in in MasterCard® services, and increases in some fees that are impacted by fuel prices.

Operating expenses. Operating expenses increased 11.2 percent to $939.9 million in 2011 from $845.1 million in 2010. This was due to an increase of 10.2 percent in personnel expenses and an increase of 14.4 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses remained at 57.6 percent in 2011.

Our personnel expenses are driven by headcount and earnings growth. In 2011, personnel expenses increased to $696.2 million from $632.1 million in 2010. Our personnel expenses as a percentage of net revenue declined slightly in 2011 to 42.6 percent from 43.1 percent in 2010. In 2011, our average headcount increased approximately 7 percent. Personnel expenses related to our various incentive plans are designed to keep expenses variable with changes in net revenues and profitability.

Other selling, general, and administrative expenses increased 14.4 percent to $243.7 million in 2011 from $213.1 million in 2010. The increase in our selling, general, and administrative expenses is primarily related to an increase in claims, travel, temporary services, and depreciation, partially offset by a reduction in the provision for doubtful accounts.

Income from operations. Income from operations increased 11.2 percent to $692.7 million in 2011. Income from operations as a percentage of net revenues remained at 42.4 percent in 2011.

Investment and other income. Investment and other income increased 58.9 percent to $2.0 million in 2011 compared to $1.2 million in 2010. In 2011, we received a $1.2 million distribution from a previously impaired cost-method investment.

Provision for income taxes. Our effective income tax rate was 37.9 percent for 2011 and 38.0 percent for 2010. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net income. Net income increased 11.5 percent to $431.6 million in 2011 from $387.0 million in 2010. Basic net income per share increased 11.9 percent to $2.63. Diluted net income per share increased 12.4 percent to $2.62.

2010 COMPARED TO 2009

Total revenues and direct costs. Our consolidated total revenues increased 22.4 percent in 2010 compared to 2009. Total Transportation revenues increased 26.8 percent to $7.58 billion in 2010 from $5.98 billion in 2009. This increase was driven by higher volumes in all of our transportation modes and increased pricing to our customers, including the impacts of higher fuel costs. Total purchased transportation services increased 32.2 percent in 2010 to $6.30 billion from $4.77 billion in 2009. This increase was due to higher volumes in all of our transportation modes and higher transportation costs, including the impacts of higher fuel costs. Our Sourcing revenue increased 5.7 percent to $1.64 billion in 2010 from $1.56 billion in 2009. Purchased products sourced for resale increased 5.4 percent in 2010 to $1.50 billion from $1.43 billion in 2009. These increases were primarily due to volume growth, including our previously announced acquisition of Rosemont Farms Corporation, Inc. (“Rosemont”). Our Payment Services revenue increased 21.1 percent to $55.5 million in 2010 from $45.8 million in 2009. The increase was primarily due to an increase in transactions and increases in some fees that are impacted by fuel prices.

Net revenues. Total Transportation net revenues increased 5.4 percent to $1.27 billion in 2010 from $1.21 billion in 2009. Our Transportation net revenue margin decreased to 16.8 percent in 2010 from 20.2 percent in 2009 largely driven by higher transportation costs and higher fuel costs, partially offset by an increase in transportation pricing to our customers. While our different pricing arrangements with customers and contract carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through in our truckload business. Therefore, in times of higher fuel prices, our net revenue margin percentage decreases as it did in 2010.

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

Payment Services is comprised entirely of revenue related to our subsidiary, T-Chek. For 2010, Payment Systems net revenues increased 21.1 percent to $55.5 million. The increase was driven by increases in transactions and higher fuel prices, as some of our merchant fees are based on a percentage of the total sale amount.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $373.7 million and $398.6 million as of December 31, 2011 and 2010. As of December 31, 2011, we did not have any available-for-sale securities. Available-for-sale securities, consisting primarily of highly liquid investments, totaled $9.3 million as of December 31, 2010. Working capital at December 31, 2011 and 2010 was $734.9 million and $710.2 million.

We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions to redeploy our cash, but those acquisitions must fit our culture and enhance our growth opportunities. We continue to invest our cash with a focus on principal preservation. Our current interest-bearing cash and cash equivalents consist primarily of cash holdings and municipal money market funds. Our investment income related to cash and cash equivalents is down compared to last year due to the changes in the overall market yields of high-quality, short-term investments.

Cash flow from operating activities. We generated $429.7 million, $344.8 million, and $372.6 million of cash flow from operations in 2011, 2010, and 2009. During 2011, our cash flow from operations increased 24.6 percent compared to an 11.5 percent increase in net income.

Cash used for investing activities. We used $38.3 million of cash in 2011, generated $8.6 million of cash in 2010, and used $123.9 million of cash in 2009 for investing activities. Our investing activities consist primarily of capital expenditures, cash paid for acquisitions, and investing in securities.

We used $52.8 million, $28.7 million, and $34.5 million of cash for capital expenditures in 2011, 2010, and 2009. We spent $39.8 million, $28.7 million, and $20.6 million in 2011, 2010, and 2009 primarily for annual investments in information technology equipment to support our operating systems, including the purchase and development of software. These information technology investments are intended to improve efficiencies and help grow the business.

In 2011 we also purchased a new corporate aircraft for $7.3 million and 500 intermodal containers for $4.8 million. We spent $13.9 million in 2009 on facilities on our new corporate campus in Eden Prairie, MN.

We anticipate capital expenditures in 2012 to be approximately $40 million to $45 million.

We used cash of $41.1 million for acquisitions in 2009. On June 12, 2009, we acquired Walker; on July 7, 2009, we acquired ITC; and on September 15, 2009, we acquired Rosemont.

In 2011, we exited the remaining available-for-sale securities which generated $9.3 million of cash from investing activities. During 2010, we exited nearly all of our available-for-sale securities and invested in cash and cash equivalents which generated $42.4 million of cash from investing activities. In 2009, we used $48.5 million in net purchases and sales/maturities of available-for-sale securities.

Cash used for financing activities. We used $415.1 million, $289.1 million, and $402.1 million of cash flow for financing activities in 2011, 2010, and 2009. This was primarily quarterly dividends and share repurchases.

We used $194.7 million, $168.9 million, and $162.9 million to pay cash dividends in 2011, 2010, and 2009. The increase in 2011 was due to a 16 percent increase in our quarterly dividend rate to $0.29 per share from $0.25 per share in 2010.

We also used $240.9 million, $151.1 million, and $266.9 million on share repurchases in 2011, 2010, and 2009. The increase in 2011 was due primarily to a 41 percent increase from the number of shares repurchased in 2010. The decrease in 2010 was due to a 51 percent decrease from the number of shares repurchased in 2009. We are currently purchasing shares under the 2009 authorization of 10,000,000 shares. As of December 31, 2011, there were 5,064,998 shares remaining under this authorization. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.

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

Revenue recognition. Total revenues consist of the total dollar value of goods and services purchased from us by customers. Net revenues are total revenues less the direct costs of transportation, products, and handling. We act principally as the service provider for these transactions and recognize revenue as these services are rendered or goods are delivered. At that time, our obligations to the transactions are completed and collection of receivables is reasonably assured. Most transactions in our Transportation and Sourcing businesses are recorded at the gross amount we charge our customers for the service we provide and goods we sell. In these transactions, we are the primary obligor, we have credit risk, we have discretion to select the supplier, and we have latitude in pricing decisions.

Additionally, in our Sourcing business, we take loss of inventory risk during shipment and have general inventory risk. Certain transactions in customs brokerage, transportation management, and all transactions in Payment Services are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.

Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $31.3 million as of December 31, 2011 increased compared to the allowance of $30.9 million as of December 31, 2010. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

Goodwill. We manage and report our operations as one operating segment. Our branches represent a series of components that are aggregated for the purpose of evaluating goodwill for impairment on an enterprise-wide basis. In the case where we have an acquisition that we feel has not yet become integrated into our branch network component, we will evaluate the impairment of any goodwill related to that specific acquisition and its results. The fair value of the enterprise-wide reporting unit substantially exceeds the book value; therefore we have determined that there is no indication of goodwill impairment as of December 31, 2011.

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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL CONTINGENCIES

The following table aggregates all contractual commitments and commercial obligations, due by period, that affect our financial condition and liquidity position as of December 31, 2011 (dollars in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Contractual Obligations
Operating Leases(1)	$31,787	$28,755	$25,400	$20,222	$15,470	$20,913	$142,547
Purchase Obligations(2)	23,512	12,422	1,035	—	—	—	36,969

Total	$55,299	$41,177	$26,435	$20,222	$15,470	$20,913	$179,516

(1)	We have certain facilities and equipment under operating leases.
(2)	Purchase obligations include agreements for services that are enforceable and legally binding and that specify all significant terms. As of December 31, 2011, such obligations include ocean and air freight capacity, telecommunications services, maintenance contracts, and commodities seeds used in our Sourcing business.

We have no long-term debt or capital lease obligations. Long-term liabilities consist of noncurrent income taxes payable, contingent purchase price related to acquisitions, and the obligation under our non-qualified deferred compensation plan. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $10.5 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 5 to the Consolidated Financial Statements for a discussion on income taxes. Our obligations for payment of contingent purchase price related to acquisitions have been excluded from the table above as the timing and exact amount of cash payment is uncertain. Therefore, $13.1 million of contingent purchase price related to acquisitions have been excluded from the table above. The obligation under our non-qualified deferred compensation plan has also been excluded from the above table as the timing of cash payment is uncertain. As of December 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $373.7 million of cash and investments on December 31, 2011, consisting entirely of cash and cash equivalents. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are money market securities from treasury and tax exempt money issuers. Because of the credit risk criteria of our investment policies and practices, the primary market risks associated with these investments are interest rate and liquidity risks. A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. Market risk arising from changes in foreign currency exchange rates are not material due to the size of our international operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CH Robinson Worldwide, Inc.

Eden Prairie, MN

We have audited the accompanying consolidated balance sheets of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of C.H. Robinson Worldwide, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Minneapolis, Minnesota

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

C.H. Robinson Worldwide, Inc.

Eden Prairie, MN

We have audited the internal control over financial reporting of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2011, of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

Minneapolis, Minnesota

February 29, 2012

C.H. ROBINSON WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$373,669	$398,607
Available-for-sale securities	0	9,290
Receivables, net of allowance for doubtful accounts of $31,328 and $30,945	1,189,637	1,036,070
Deferred tax asset	8,382	5,466
Prepaid expenses and other	39,855	32,335

Total current assets	1,611,543	1,481,768

Property and equipment	220,073	233,230
Accumulated depreciation and amortization	(93,243)	(118,897)

Net property and equipment	126,830	114,333

Goodwill	359,688	359,116
Other intangible assets, net of accumulated amortization of $9,708 and $13,874	10,029	13,495
Deferred tax asset	0	7,836
Other assets	29,951	19,151

Total assets	$2,138,041	$1,995,699

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$642,672	$567,961
Outstanding checks	62,062	59,600
Accrued expenses –
Compensation and profit-sharing contribution	117,541	96,991
Income taxes and other	54,357	47,055

Total current liabilities	876,632	771,607

Noncurrent income taxes payable	11,343	10,667
Other long term liabilities	1,592	9,357

Total liabilities	889,567	791,631

Commitments and contingencies
Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $ .10 par value, 480,000 shares authorized; 177,312 and 177,060 shares issued, 163,441 and 166,048 outstanding	16,344	16,605
Additional paid-in capital	205,794	178,087
Retained earnings	1,845,032	1,613,912
Accumulated other comprehensive loss	(9,115)	(6,425)
Treasury stock at cost (13,871 and 11,012)	(809,581)	(598,111)

Total stockholders’ investment	1,248,474	1,204,068

Total liabilities and stockholders’ investment	$2,138,041	$1,995,699

See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(In thousands, except per share data)	2011	2010	2009
Revenues:
Transportation	$8,740,524	$7,575,659	$5,976,102
Sourcing	1,535,528	1,643,174	1,555,292
Payment Services	60,294	55,472	45,795

Total revenues	10,336,346	9,274,305	7,577,189

Costs and expenses:
Purchased transportation and related services	7,296,608	6,302,530	4,768,520
Purchased products sourced for resale	1,407,080	1,503,797	1,426,710
Personnel expenses	696,233	632,064	597,568
Other selling, general, and administrative expenses	243,695	213,054	199,580

Total costs and expenses	9,643,616	8,651,445	6,992,378

Income from operations	692,730	622,860	584,811
Investment and other income	1,974	1,242	2,250

Income before provision for income taxes	694,704	624,102	587,061
Provision for income taxes	263,092	237,076	226,231

Net income	$431,612	$387,026	$360,830

Basic net income per share	$2.63	$2.35	$2.15
Diluted net income per share	$2.62	$2.33	$2.13
Basic weighted average shares outstanding	164,114	164,909	167,695
Dilutive effect of outstanding stock awards	627	1,063	1,499

Diluted weighted average shares outstanding	164,741	165,972	169,194

See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

(In thousands, except per share data)	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2008	170,437	$17,044	$177,486	$1,207,428	$2,165	$(296,902)	$1,107,221
Net income				360,830			360,830
Other comprehensive income -
Foreign currency translation adjustment					(3,819)		(3,819)
Unrealized gain on available-for-sale securities					18		18

Comprehensive income							357,029

Dividends declared, $.97 per share				(165,952)			(165,952)
Stock issued for employee benefit plans	1,189	119	(42,305)			59,927	17,741
Issuance of restricted stock	558	55	(55)				0
Stock-based compensation expense	15	2	20,012			787	20,801
Excess tax benefit on deferred compensation and employee stock plans			9,966				9,966
Repurchase of common stock	(5,101)	(510)				(266,396)	(266,906)

Balance December 31, 2009	167,098	16,710	165,104	1,402,306	(1,636)	(502,584)	1,079,900
Net income				387,026			387,026
Other comprehensive income -
Foreign currency translation adjustment					(4,774)		(4,774)
Unrealized loss on available-for-sale securities					(15)		(15)

Comprehensive income							382,237

Dividends declared, $1.04 per share				(175,420)			(175,420)
Stock issued for employee benefit plans	1,065	106	(36,681)			54,308	17,733
Issuance of restricted stock	376	38	(38)				0
Stock-based compensation expense	19	2	36,610			971	37,583
Excess tax benefit on deferred compensation and employee stock plans			13,092				13,092
Repurchase of common stock	(2,510)	(251)				(150,806)	(151,057)

Balance December 31, 2010	166,048	16,605	178,087	1,613,912	(6,425)	(598,111)	1,204,068
Net income				431,612			431,612
Other comprehensive income -
Foreign currency translation adjustment					(2,690)		(2,690)

Comprehensive income							428,922

Dividends declared, $1.20 per share				(200,492)			(200,492)
Stock issued for employee benefit plans	673	67	(24,717)			34,246	9,596
Issuance of restricted stock	244	24	(24)				0
Stock-based compensation expense	16	2	37,193			865	38,060
Excess tax benefit on deferred compensation and employee stock plans			15,255				15,255
Repurchase of common stock	(3,540)	(354)				(246,581)	(246,935)

Balance December 31, 2011	163,441	$16,344	$205,794	$1,845,032	$(9,115)	$(809,581)	$1,248,474

See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(In thousands)	2011	2010	2009
OPERATING ACTIVITIES
Net income	$431,612	$387,026	$360,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,498	29,369	30,514
Provision for doubtful accounts	9,052	13,922	16,685
Stock-based compensation	38,601	37,047	21,267
Deferred income taxes	5,750	7,574	(630)
Loss on sale/disposal of assets	848	634	254
Other long-term liabilities	765	2,411	643
Changes in operating elements, net of effects of acquisitions:
Receivables	(162,688)	(164,114)	(57,855)
Prepaid expenses and other	(11,574)	1,880	(12,904)
Accounts payable and outstanding checks	68,039	14,684	21,854
Accrued compensation and profit-sharing contribution	20,008	6,658	(1,865)
Accrued income taxes and other	(3,199)	7,688	(6,222)

Net cash provided by operating activities	429,712	344,779	372,571

INVESTING ACTIVITIES
Purchases of property and equipment	(35,932)	(17,718)	(30,362)
Purchases and development of software	(16,874)	(10,959)	(4,104)
Cash paid for acquisitions, net of cash acquired	0	0	(41,145)
Purchases of available-for-sale securities	0	(10,752)	(52,437)
Sales/maturities of available-for-sale securities	9,311	53,111	3,975
Restricted cash	5,000	(5,000)	0
Other	182	(84)	185

Net cash (used for) provided by investing activities	(38,313)	8,598	(123,888)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	9,596	17,733	17,741
Payment of contingent purchase price	(4,318)	0	0
Repurchase of common stock	(240,934)	(151,057)	(266,906)
Cash dividends	(194,697)	(168,902)	(162,865)
Excess tax benefit on stock-based compensation	15,255	13,092	9,966
Proceeds from short-term borrowings	0	0	1,341
Payments on short-term borrowings	0	0	(1,341)

Net cash used for financing activities	(415,098)	(289,134)	(402,064)

Effect of exchange rates on cash	(1,239)	(2,944)	(4,054)

Net (decrease) increase in cash and cash equivalents	(24,938)	61,299	(157,435)
Cash and cash equivalents, beginning of year	398,607	337,308	494,743

Cash and cash equivalents, end of year	$373,669	$398,607	$337,308

Cash paid for income taxes	$256,437	$203,398	$224,750
Cash paid for interest	$1,274	$21	$189

See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of transportation services and logistics solutions through a network of 235 branch offices operating in North America, Europe, Asia, South America, Australia, and the Middle East. The consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

REVENUE RECOGNITION. Total revenues consist of the total dollar value of goods and services purchased from us by customers. Net revenues are total revenues less the direct costs of transportation, products, and handling. We act principally as the service provider for these transactions and recognize revenue as these services are rendered or goods are delivered. At that time, our obligations to the transactions are completed and collection of receivables is reasonably assured. Most transactions in our Transportation and Sourcing businesses are recorded at the gross amount we charge our customers for the service we provide and goods we sell. In these transactions, we are the primary obligor, we have credit risk, we have discretion to select the supplier, and we have latitude in pricing decisions. Additionally, in our Sourcing business, we take loss of inventory risk during shipment and have general inventory risk. Certain transactions in customs brokerage, transportation management, and all transactions in Payment Services are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.

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

These services are performed throughout our branch offices by the same group of people, as an integrated offering for which our customers are typically provided a single invoice. Our branches work together to complete transactions and collectively meet the needs of our customers. For large multi-location customers, we often coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. As an example, approximately 40 percent of our truckload transactions are shared transactions between branches. In addition, our methodology of providing services is very similar across all branches. The majority of our global network operates on a common technology platform that is used to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction. Accordingly, our chief operating decision maker analyzes our business as a single segment relying on net revenues and operating income across our network of branch offices as the primary performance measures.

The following table presents our total revenues (based on location of the customer) for the years ended December 31 and our long-lived assets as of December 31 by geographic regions (in thousands):

	2011	2010	2009
Total revenues
United States	$9,488,165	$8,298,324	$6,800,523
Other locations	848,181	975,981	776,666

	$10,336,346	$9,274,305	$7,577,189

	2011	2010	2009
Long-lived assets
United States	$156,471	$135,312	$136,742
Other locations	10,337	11,667	14,148

	$166,808	$146,979	$150,890

CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist primarily of tax exempt and treasury money market funds. The carrying amount approximates fair value due to the short maturity of the instruments.

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

We recognized the following depreciation expense (in thousands):

2011	$23,410
2010	20,393
2009	19,296

A summary of our property and equipment as of December 31 is as follows (in thousands):

	2011	2010
Furniture, fixtures, and equipment	$115,751	$136,731
Buildings	55,682	55,529
Corporate aircraft	11,334	9,184
Leasehold improvements	17,781	15,800
Land	14,841	14,841
Construction in progress	4,684	1,145
Less accumulated depreciation	(93,243)	(118,897)

Net property and equipment	$126,830	$114,333

In 2011, we acquired a new corporate aircraft which also involved the trade-in of our existing aircraft. The total purchase price of the new aircraft was $11.3 million, and included a $4.0 million trade-in allowance. The total cash paid for the new aircraft was $7.3 million.

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

OTHER ASSETS. Other assets include such items as purchased and internally developed software, and the investments related to our nonqualified deferred compensation plan. We amortize software using the straight-line method over three years. We recognized the following amortization expense of purchased and internally developed software (in thousands):

2011	$5,180
2010	4,047
2009	3,957

A summary of our purchased and internally developed software as of December 31 is as follows (in thousands):

	2011	2010
Purchased software	$14,111	$22,161
Internally developed software	28,140	16,882
Less accumulated amortization	(17,392)	(24,716)

Net software	$24,859	$14,327

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

Provisions are made for U.S. taxes on undistributed earnings of foreign subsidiaries and related companies.

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

NOTE 2: AVAILABLE-FOR-SALE SECURITIES

Our investments consist of investment-grade marketable debt securities. The majority of these investments are classified as short-term based on their highly liquid nature and because these securities represent the investment of cash that is available for current operations. They are classified as available-for-sale and recorded at fair value. As of December 31, 2011 we had no available-for-sale securities. As of December 31, 2010, we had $9.3 million in available-for-sale securities. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income. Unrealized gains and losses on available-for-sale securities were not material as of December 31, 2011 and 2010. The total realized gains and losses on sales of available-for-sale securities were not material for the years ended December 31, 2011, 2010, and 2009.

NOTE 3: GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the carrying amount of goodwill is as follows (in thousands):

	2011	2010
Balance, beginning of year	$359,116	$361,666
Acquisitions	2,009	0
Translation	(1,437)	(2,550)

Balance, end of year	$359,688	$359,116

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

A summary of our other intangible assets, with finite lives, which include primarily non-competition agreements and customer relationships, as of December 31 is as follows (in thousands):

	2011	2010
Gross	$17,862	$25,569
Accumulated amortization	(9,708)	(13,874)

Net	$8,154	$11,695

Other intangible assets, with indefinite lives, are as follows (in thousands):

	2011	2010
Trademarks	$1,875	$1,800

Amortization expense for other intangible assets was:

2011	$3,908
2010	4,929
2009	7,262

Intangible assets at December 31, 2011 will be amortized over the next five years, and that expense is as follows (in thousands):

2012	$3,194
2013	2,986
2014	1,851
2015	70
2016	53

Total	$8,154

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

The following table presents information as of December 31, 2011, about our financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques we used to determine their fair values.

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2011
Contingent purchase price related to acquisitions	$0	$0	$13,070	$13,070

Total liabilities at fair value	$0	$0	$13,070	$13,070

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2010
Debt securities- available-for-sale:
State and municipal obligations	$0	$8,370	$0	$8,370
Corporate bonds	0	920	0	920

Total assets at fair value	$0	$9,290	$0	$9,290

Contingent purchase price related to acquisitions	0	0	16,623	16,623

Total liabilities at fair value	$0	$0	$16,623	$16,623

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

The table below sets forth a reconciliation of our beginning and ending Level 3 financial liability balance.

	2011	2010	2009
Balance, beginning of period	$16,623	$14,658	$0
Acquisition related contingent purchase price	0	0	14,015
Payments of contingent purchase price	(4,318)	(445)	0
Total unrealized losses included in earnings	765	2,410	643

Balance, end of period	$13,070	$16,623	$14,658

NOTE 5: INCOME TAXES

C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2005.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2011	2010	2009
Unrecognized tax benefits, beginning of period	$7,595	$7,776	$7,214
Additions based on tax positions related to the current year	1,476	1,891	1,827
Additions for tax positions of prior years	290	1,565	0
Reductions for tax positions of prior years	(1,005)	(1,544)	(60)
Lapse in statute of limitations	(688)	(2,093)	(1,191)
Settlements	0	0	(14)

Unrecognized tax benefits, end of the period	$7,668	$7,595	$7,776

As of December 31, 2011, we had $10.5 million of unrecognized tax benefits and related interest and penalties, all of which would affect our effective tax rate if recognized. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease in the next twelve months.

Income tax expense considers amounts which may be needed to cover exposures for open tax years. We do not expect any material impact related to open tax years; however, actual settlements may differ from amounts accrued.

We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. During the years ended December 31, 2011, 2010, and 2009, we recognized approximately $0.8 million, and $1.5 million, and $0.7 million in interest and penalties. We had approximately $2.8 million and $3.1 million for the payment of interest and penalties accrued within noncurrent taxes payable as of December 31, 2011 and 2010. These amounts are not included in the reconciliation above.

The components of the provision for income taxes consist of the following for the years ended December 31 (in thousands):

	2011	2010	2009
Tax provision:
Federal	$219,124	$195,843	$191,154
State	28,260	25,492	25,436
Foreign	9,958	8,167	10,271

	257,342	229,502	226,861
Deferred provision (benefit)	5,750	7,574	(630)

Total provision	$263,092	$237,076	$226,231

A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate for the years ended December 31 is as follows:

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.7	2.7	2.8
Other	0.2	0.3	0.7

	37.9%	38.0%	38.5%

Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):

	2011	2010
Deferred tax assets:
Compensation	$80,577	$70,915
Receivables	10,375	10,430
Other	7,992	5,307
Deferred tax liabilities:
Intangible assets	(59,122)	(49,447)
Prepaid assets	(8,476)	(8,997)
Long-lived assets	(18,463)	(10,095)
Undistributed earnings of foreign subsidiaries	(5,324)	(4,807)
Other	(7)	(4)

Net deferred tax assets	$7,552	$13,302

We have foreign net operating loss carryforwards with a tax effect of $3.8 million. A full valuation allowance has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefit in future periods.

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

STOCK AWARD PLANS. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our statements of operations for stock-based compensation is as follows (in thousands):

2011	$38,601
2010	37,047
2009	21,267

Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 28,000,000 shares can be granted under this plan; approximately 5,509,000 shares were available for stock awards as of December 31, 2011, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

We have awarded performance-based stock options to certain key employees. These options are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. Any options remaining unvested at the end of the five year vesting period are forfeited to the company. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options) on the grants from 2011.

The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of December 31, 2011, unrecognized compensation expense related to stock options was $14.3 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.

The following schedule summarizes stock option activity in the plan. All outstanding unvested options as of December 31, 2011 relate to the performance-based grants from 2011.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Average Remaining Life (years)
December 31, 2010	971,393	$23.79
Grants	924,300	68.82
Exercised	(371,169)	20.72
Terminated	(1,900)	76.69

Outstanding at December 31, 2011	1,522,624	$51.81	$27,368	6.31

Vested at December 31, 2011	610,407	$26.41	$26,483	0.89

Exercisable at December 31, 2011	610,407	$26.41	$26,483	0.89

Information on the intrinsic value of options exercised is as follows (in thousands):

2011	$20,097
2010	43,485
2009	41,007

The fair value per option was estimated using the Black-Scholes option pricing model with the following assumptions:

	2011 Grants	2010 Grants	2009 Grants
Risk-free interest rate	.12-1.22%	.47-1.07%	.92-1.3%
Dividend per share (quarterly amounts)	$.29-.33	$.25-.29	$.24-.25
Expected volatility factor	27.5-29.93%	30.2-31.2%	32.7-33.8%
Expected option term	.01-6 years	.01-3 years	.02-4 years

Weighted average fair value per option	$15.58	$9.43	$9.06

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

The following table summarizes our nonvested performance-based restricted stock grants as of December 31, 2011:

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	3,673,879	$45.57
Granted	681,726	53.80
Vested	(741,931)	44.72
Forfeitures	(168,423)	42.09

Nonvested at December 31, 2011	3,445,251	$47.56

The following table summarizes performance-based shares and units by year of grant:

Year of grant	First vesting date	Last vesting date	Shares and units granted, net of forfeitures	Weighted average grant date fair value	Shares and units nonvested
2008	December 31, 2008	December 31, 2012	7,848	$42.60	3,610
2008	December 31, 2009	December 31, 2013	2,356,784	39.66	1,484,774
2009	December 31, 2010	December 31, 2014	936,713	44.06	655,698
2010	December 31, 2011	December 31, 2015	758,315	63.28	629,400
2011	December 31, 2012	December 31, 2016	671,769	53.73	671,769

			4,731,429	$47.56	3,445,251

We have also awarded restricted shares and units to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed over the vesting period of the award. The following table summarizes these nonvested restricted stock grants as of December 31, 2011:

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	138,391	$19.33
Granted	4,527	66.27
Vested	(43,456)	27.11

Nonvested at December 31, 2011	99,462	$18.07

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

A summary of the fair value of restricted stock vested (in thousands):

2011	$35,663
2010	34,056
2009	18,223

As of December 31, 2011, there is unrecognized compensation expense of $165.6 million related to previously granted restricted shares and units. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.

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

	Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
2011	196,332	$12,183	$2,150
2010	215,054	11,273	1,989
2009	240,505	10,472	1,848

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

	Shares repurchased	Total value of shares repurchased
2007 Program
2008 Purchases	3,720,704	$200,800
2009 Purchases	5,101,747	266,900
2010 Purchases	1,114,849	60,600

	Shares repurchased	Total value of shares repurchased
2009 Program
2010 Purchases	1,394,831	$90,500
2011 Purchases	3,540,171	246,935

As of December 31, 2011, there were 5,064,998 shares remaining for repurchase under this authorization. We are currently purchasing shares under this 2009 authorization.

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

2011	$30,550
2010	28,293
2009	24,152

We have committed to a profit sharing match of four percent of eligible compensation in 2012.

NONQUALIFIED DEFERRED COMPENSATION PLAN. The Robinson Companies Nonqualified Deferred Compensation Plan provided certain employees the opportunity to defer a specified percentage or dollar amount of their cash and stock compensation. Participants could elect to defer up to 100 percent of their cash compensation. The accumulated benefit obligation was $1.0 million as of December 31, 2011 and 2010. We have purchased investments to fund the future liability. The investments had an aggregate market value of $1.0 million as of December 31, 2011 and 2010 and are included in other assets in the consolidated balance sheets. In addition, all restricted shares granted but not yet delivered or not yet forfeited are also held within this plan.

LEASE COMMITMENTS. We lease certain facilities and equipment under operating leases.

Information regarding our lease expense is as follows (in thousands):

2011	$40,375
2010	36,945
2009	35,345

Minimum future lease commitments under noncancelable lease agreements in excess of one year as of December 31, 2011, are as follows (in thousands):

2012	31,787
2013	28,755
2014	25,400
2015	20,222
2016	15,470
Thereafter	20,913

Total	$142,547

In addition to minimum lease payments, we are typically responsible under our lease agreements to pay our pro rata share of maintenance expenses, common charges, and real estate taxes of the buildings we lease space in.

LITIGATION. We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including five contingent auto liability cases. For such legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

NOTE 8: ACQUISITIONS

In September 2011, we acquired substantially all of the assets of Timco Worldwide in exchange for the assumption of approximately $3.8 million of liabilities. Timco Worldwide was a melon category provider in Davis, California. We recorded $2.4 million of goodwill and other intangible assets related to this acquisition. All goodwill and other intangible assets related to this acquisition are tax deductible over 15 years.

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

NOTE 9: SUPPLEMENTARY DATA

Our unaudited results of operations for each of the quarters in the years ended December 31, 2011 and 2010 are summarized below (in thousands, except per share data).

2011	March 31	June 30	September 30	December 31
Total revenues:
Transportation	$1,991,022	$2,269,036	$2,280,208	$2,200,258
Sourcing	360,028	423,536	399,220	352,744
Payment Services	14,422	15,090	15,500	15,282

Total revenues	2,365,472	2,707,662	2,694,928	2,568,284

Costs and expenses:
Purchased transportation and related services	1,648,102	1,901,189	1,905,731	1,841,586
Purchased products sourced for resale	327,029	388,607	366,131	325,313
Personnel expenses	175,109	178,945	178,117	164,062
Other selling, general, and administrative expenses	58,517	58,826	60,984	65,368

Total costs and expenses	2,208,757	2,527,567	2,510,963	2,396,329

Income from operations	156,715	180,095	183,965	171,955

Net income	$97,028	$111,023	$114,347	$109,214

Basic net income per share	$0.59	$0.67	$0.70	$0.67
Diluted net income per share	$0.59	$0.67	$0.70	$0.67

Basic weighted average shares outstanding	165,124	164,607	163,948	162,919
Dilutive effect of outstanding stock awards	640	587	523	906

Diluted weighted average shares outstanding	165,764	165,194	164,471	163,825

Market price range of common stock:
High	$82.05	$81.53	$82.61	$76.76
Low	$70.32	$73.30	$62.30	$63.21

2010	March 31	June 30	September 30	December 31
Total revenues:
Transportation	$1,639,236	$1,963,944	$2,026,154	$1,946,325
Sourcing	422,655	476,074	380,108	364,337
Payment Services	12,726	13,964	14,095	14,687

Total revenues	2,074,617	2,453,982	2,420,357	2,325,349

Costs and expenses:
Purchased transportation and related services	1,354,299	1,654,089	1,689,590	1,604,552
Purchased products sourced for resale	387,717	435,260	348,187	332,633
Personnel expenses	146,755	154,091	161,947	169,271
Other selling, general, and administrative expenses	49,839	54,087	54,300	54,828

Total costs and expenses	1,938,610	2,297,527	2,254,024	2,161,284

Income from operations	136,007	156,455	166,333	164,065

Net income	$84,012	$97,226	$102,627	$103,161

Basic net income per share	$0.51	$0.59	$0.62	$0.63
Diluted net income per share	$0.50	$0.59	$0.62	$0.62

Basic weighted average shares outstanding	165,440	164,749	164,691	164,729
Dilutive effect of outstanding stock awards	1,135	1,016	885	1,346

Diluted weighted average shares outstanding	166,575	165,765	165,576	166,075

Market price range of common stock:
High	$63.65	$62.15	$70.87	$81.02
Low	$51.16	$53.89	$54.50	$68.74

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plans

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	6,149,412	$51.81	5,508,999
Equity compensation plans not approved by security holders	—	—	—

Total	6,149,412	$51.81	5,508,999

(1)	Includes stock available for issuance under our Employee Stock Purchase Plan, as well as options, restricted stock granted and shares that may become subject to future awards under our 1997 Omnibus Stock Plan. Specifically, 4,626,788 shares remain available under our Employee Stock Purchase Plan, and 1,522,624 options remain outstanding for future exercise. Under our 1997 Omnibus Stock Plan, 5,508,999 shares may become subject to future awards in the form of stock option grants or the issuance of restricted stock.

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

The information contained under the heading “Proposal Four: Ratification of Independent Auditors” in the Proxy Statement is incorporated in this Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1) The Company’s 2011 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

(2) Financial Statement Schedules — The following Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Report on Independent Registered Public Accounting Firm included in Part II, Item 8 of this Annual report on Form 10-K:

Schedule II                Valuation and Qualifying Accounts

Schedules other than the one listed above are omitted due to the absence of conditions under which they are required or because the information called for is included in Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

(3) Index to Exhibits — See Exhibit Index on page 59 for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document. We will furnish a copy of any Exhibit at no cost to a security holder upon request.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

Report on Form 8-K, dated October 25, 2011, filed in connection with our release of earnings for the three months ended September 30, 2011.

Report on Form 8-K, dated December 8, 2011, announced that its Board of Directors today declared an increase to the regular quarterly cash dividend from 29 cents ($0.29) per share to 33 cents ($0.33) per share, payable on January 3, 2012, to shareholders of record on December 20, 2011.

(c)	See Item 15(a)(3) above.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

The transactions in the allowance for doubtful accounts for the years ended December 31, 2011, 2010, and 2009 were as follows (in thousands):

	December 31, 2011	December 31, 2010	December 31, 2009
Balance, beginning of year	$30,945	$30,651	$29,263
Provision	9,052	13,922	16,685
Write-offs	(8,669)	(13,628)	(15,297)

Balance, end of year	$31,328	$30,945	$30,651

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on February 29, 2012.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2012.

Signature	Title

/s/ JOHN P. WIEHOFF John P. Wiehoff	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ CHAD M. LINDBLOOM Chad M. Lindbloom	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

* Scott P. Anderson	Director

* Robert Ezrilov	Director

* Wayne M. Fortun	Director

* David W. MacLennan	Director

* ReBecca Koenig Roloff	Director

* Brian P. Short	Director

* James B. Stake	Director

* Michael W. Wickham	Director

*By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Attorney-in-Fact

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Incorporation of the Company (as amended on February 18, 2010) (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.1	Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

4.2	Amended and Restated Rights Agreement between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 10, 2007)

†10.1	1997 Omnibus Stock Plan (as amended May 18, 2006) (Incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on April 6, 2006)

†10.2	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.3	C.H. Robinson Worldwide, Inc. Directors’ Stock Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.4	Form of Management-Employee Agreement (Key Employee) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.5	Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.6	Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.7	C.H. Robinson Worldwide, Inc. 2010 Non-Equity Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on April 1, 2010)

†10.8	Robinson Companies Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-47080 filed on September 29, 2000)

10.9	Robinson Companies Nonqualified Deferred Compensation Plan Trust Agreement, dated January 1, 2001, by and between C.H. Robinson Worldwide, Inc. and American Express Trust Company (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

†10.10	Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C.H. Robinson Worldwide, Inc. and John P. Wiehoff (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.11	Form of Restricted Stock Award for U.S. Managerial Employees (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

Number	Description
10.12	Form of Restricted Unit Award for U.S. Managerial Employees(Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.13	2012 Form of Incentive Stock Option Agreement

*10.14	2012 Form of Restricted Stock Award for U.S. Managerial Employees

*10.15	2012 Form of Restricted Stock Award for Officers

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*24	Powers of Attorney

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012, formatted in XBRL: (i) Consolidated Statement of Operations for the years ended December 31, 2011, 2010, and 2009, (ii) Consolidated Balance Sheets as of December 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, (iv) Consolidated Statements of Stockholders’ Investment for the years ended 2011, 2010, and 2009, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report