Form 10-Q
period 2012-03-31
C H ROBINSON WORLDWIDE INC
filed 2012-05-10
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of May 4, 2012, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 162,656,880.

C.H. ROBINSON WORLDWIDE, INC.

FORM 10-Q

For the Quarter Ended March 31, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$311,365	$373,669
Receivables, net of allowance for doubtful accounts of $34,543 and $31,328	1,245,379	1,189,637
Deferred tax asset	6,134	8,382
Prepaid expenses and other	38,253	39,855

Total current assets	1,601,131	1,611,543
Property and equipment, net	130,761	126,830
Goodwill	360,042	359,688
Intangible and other assets, net	42,351	39,980

Total assets	$2,134,285	$2,138,041

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and outstanding checks	$747,638	$704,734
Accrued expenses:
Compensation and profit-sharing contribution	46,748	117,541
Income taxes and other	77,481	54,357

Total current liabilities	871,867	876,632
Long term liabilities:
Noncurrent income taxes payable	13,336	11,343
Other long term liabilities	969	1,592

Total liabilities	886,172	889,567

Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $0.10 par value, 480,000 shares authorized; 177,272 and 177,312 shares issued; 162,716 and 163,441 shares outstanding	16,272	16,344
Retained earnings	1,897,041	1,845,032
Additional paid-in capital	201,979	205,794
Accumulated other comprehensive loss	(8,888)	(9,115)
Treasury stock at cost (14,556 and 13,871 shares)	(858,291)	(809,581)

Total stockholders’ investment	1,248,113	1,248,474

Total liabilities and stockholders’ investment	$2,134,285	$2,138,041

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Transportation	$2,176,797	$1,991,022
Sourcing	359,730	360,028
Payment Services	15,587	14,422

Total revenues	2,552,114	2,365,472
COSTS AND EXPENSES:
Purchased transportation and related services	1,809,581	1,648,102
Purchased products sourced for resale	327,787	327,029
Personnel expenses	183,438	175,109
Other selling, general, and administrative expenses	61,763	58,517

Total costs and expenses	2,382,569	2,208,757

Income from operations	169,545	156,715
Investment and other income	214	225

Income before provision for income taxes	169,759	156,940
Provision for income taxes	63,259	59,912

Net income	106,500	97,028
Other comprehensive income (loss)	227	(1,100)

Comprehensive income	$106,727	$95,928

Basic net income per share	$0.65	$0.59

Diluted net income per share	$0.65	$0.59

Basic weighted average shares outstanding	162,693	165,124
Dilutive effect of outstanding stock awards	330	640

Diluted weighted average shares outstanding	163,023	165,764

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$106,500	$97,028
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	9,766	12,510
Depreciation and amortization	8,417	7,139
Provision for doubtful accounts	4,846	2,397
Deferred taxes and other	4,362	(1,822)
Changes in operating elements:
Receivables	(60,588)	(142,121)
Prepaid expenses and other	800	(4,078)
Accounts payable and outstanding checks	43,138	81,701
Accrued compensation and profit-sharing contribution	(69,664)	(47,385)
Accrued income taxes and other	29,507	47,244

Net cash provided by operating activities	77,084	52,613

INVESTING ACTIVITIES
Purchases of property and equipment	(9,888)	(5,663)
Purchases and development of software	(3,932)	(3,967)
Sales/maturities of available-for-sale-securities	0	8,327
Other investing activities	4	18

Net cash used for investing activities	(13,816)	(1,285)

FINANCING ACTIVITIES
Payment of contingent purchase price	(11,613)	(3,850)
Proceeds from stock issued for employee benefit plans	7,628	7,193
Stock tendered for payment of withholding taxes	(7,129)	(5,979)
Repurchase of common stock	(65,490)	(45,500)
Excess tax benefit on stock-based compensation	5,999	7,511
Cash dividends	(54,725)	(48,851)

Net cash used for financing activities	(125,330)	(89,476)

Effect of exchange rates on cash	(242)	(1,124)
Net change in cash and cash equivalents	(62,304)	(39,272)
Cash and cash equivalents, beginning of period	373,669	398,607

Cash and cash equivalents, end of period	$311,365	$359,335

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

The condensed consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Consistent with SEC rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read the condensed consolidated financial statements and related notes in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2011.

2. Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows (in thousands):

Balance December 31, 2011	$359,688
Foreign currency translation	354

Balance March 31, 2012	$360,042

A summary of our other intangible assets, with finite lives, which include primarily non-competition agreements and customer relationships, is as follows (in thousands):

	March 31, 2012	December 31, 2011
Gross	$17,862	$17,862
Accumulated amortization	(10,545)	(9,708)

Net	$7,317	$8,154

Other intangible assets, with indefinite lives, are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Trademarks	$1,875	$1,800

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Amortization expense	$842	$1,084

Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at March 31, 2012 is as follows (in thousands):

Remainder of 2012	$2,357
2013	2,986
2014	1,851
2015	70
2016	53

Total	$7,317

3. Litigation

We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including contingent auto liability cases. For such legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our financial condition, results of operations, or cash flows.

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

The following tables present information as of March 31, 2012 and December 31, 2011, about our financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques we used to determine their fair values.

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2012
Contingent purchase price related to acquisitions	$0	$0	$1,265	$1,265

Total liabilities at fair value	$0	$0	$1,265	$1,265

December 31, 2011
Contingent purchase price related to acquisitions	$0	$0	$13,070	$13,070

Total liabilities at fair value	$0	$0	$13,070	$13,070

The table below sets forth a reconciliation of our beginning and ending Level 3 financial liability balance.

	Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$13,070	$16,623
Payments of contingent purchase price	(11,613)	(3,850)
Total unrealized (gains)/losses included in earnings	(192)	98

Balance, end of period	$1,265	$12,871

5. Stock Award Plans

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our statements of operations for stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock-based compensation expense	$9,766	$12,510

Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees, directors, and other third parties. A maximum of 28,000,000 shares can be granted under this plan; approximately 5,540,000 shares were available for stock awards as of March 31, 2012, which cover stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

Stock Options—We have awarded performance-based stock options to certain key employees. These options are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. Any options remaining unvested at the end of the five year vesting period are forfeited to the company. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options) on the grants from 2011.

The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of March 31, 2012, unrecognized compensation expense related to stock options was $13.8 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.

Restricted Stock Awards—We have awarded performance-based restricted shares and restricted units to certain key employees and non-employee directors. These restricted shares and restricted units are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. The awards also contain restrictions on the awardees’ ability to sell or transfer vested shares or units for a specified period of time. The fair value of these shares is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. For grants that are still available to vest, the discounts have varied from 18 percent to 22 percent and are calculated using the Black-Scholes option pricing model. Changes in the measured stock price volatility and interest rates are the primary reason for changes in the discount. These grants are being expensed based on the terms of the awards.

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

As of March 31, 2012, there was unrecognized compensation expense of $155.1 million related to previously granted restricted shares and units. The amount of future expense to be recognized will be based primarily on the company’s earnings growth and certain other conditions.

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

Three Months Ended March 31, 2012
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
98,327	$5,473,520	$965,915

6. Income Taxes

C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2007.

	Three Months Ended March 31,
	2012	2011
Effective income tax rate	37.3%	38.2%

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

Forward-looking Information

Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in economic conditions; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to integrate the operations of acquired companies with our historic operations successfully; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; increases in fuel prices increases or shortages; the impact of war on the economy; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011, filed on February 29, 2012.

Overview

Our company. We are a global provider of transportation services and logistics solutions, operating through a network of branch offices in North America, Europe, Asia, South America, Australia, and the Middle East. As a third party logistics provider, we cultivate contractual relationships with a wide variety of transportation companies, and utilize those relationships to efficiently and cost effectively transport our customers’ freight. We have contractual relationships with approximately 53,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), air freight and ocean carriers. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate transportation for each shipment. Our model enables us to be flexible, provide solutions that optimize service for our customers, and minimize our asset utilization risk. In addition to transportation services, we also offer fresh produce sourcing and fee-based payment services. Our Sourcing business is the buying, selling, and marketing of fresh produce. We supply fresh produce through our network of independent produce growers and suppliers. Our customers include grocery retailers and restaurants, produce wholesalers, and foodservice providers. In many cases, we also arrange the logistics and transportation of the products we sell and provide related supply chain services such as replenishment, category management, and merchandising. Our Payment Services business is our subsidiary, T-Chek, which provides a variety of payment management and business intelligence services primarily to motor carrier companies and to fuel distributors. Those services include funds transfer, fuel purchasing, and online expense management.

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

We keep our business model as variable as possible to allow us to be flexible and adapt to changing economic and industry conditions. We sell transportation services and produce to our customers with varied pricing arrangements. Some prices are committed to for a period of time, subject to certain terms and conditions, and some prices are set on a spot market basis. We buy most of our truckload capacity and produce on a spot market basis. Because of this our net revenue per transaction tends to increase in times when there is excess supply and decrease in times when demand is strong relative to supply. We also keep our personnel and other operating expenses as variable as possible. Compensation is performance-oriented and, for most employees in the branch network, based on the profitability of their individual branch office.

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

We did not open any branches during the first quarter of 2012. We are planning limited branch openings during the remainder of 2012.

Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount as of March 31, 2012 increased 1.7 percent compared to our headcount as of December 31, 2011. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our sales employees more service-oriented and focused on driving growth and maximizing office productivity. In 2003, we implemented a restricted equity program to better align our key employees with the interests of our shareholders, and to motivate and retain them for the long term. These restricted equity awards vest over a period of up to five years based on the company’s earnings growth, and have been awarded annually since 2003.

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

Our contracted carriers. Our contracted carrier base includes motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. In 2011, our carrier base was approximately 53,000, up from approximately 49,000 in 2010. Motor carriers that had fewer than 100 tractors transported approximately 82 percent of our truckload shipments in 2011. In our Transportation business, no single carrier represents more than approximately two percent of our contracted carrier capacity.

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

During the first quarter of 2012, our consolidated total revenues increased 7.9 percent due primarily to volume increases in all of our modes of transportation and increasing transportation rates. Transportation rates increased primarily due to a rise in fuel prices.

Due to decreased net revenue margin in most of our transportation modes, we did not achieve our long-term growth goal of 15 percent during the first quarter of 2012. Our net revenues grew 6.3 percent to $414.7 million. Our income from operations increased 8.2 percent to $169.5 million and our diluted earnings per share increased 10.2 percent to $0.65. During the first quarter of 2012, our net revenue margins (net revenues as a percentage of total revenues) decreased to 16.3 percent from 16.5 percent in the first quarter of 2011.

Results of Operations

The following table summarizes our total revenues by service line:

	Three Months Ended March 31,
	2012	2011	% change
Revenues (in thousands)
Transportation	$2,176,797	$1,991,022	9.3%
Sourcing	359,730	360,028	-0.1%
Payment Services	15,587	14,422	8.1%

Total	$2,552,114	$2,365,472	7.9%

The following table illustrates our net revenue margins, or net revenues as a percentage of total revenues, between services and products:

	Three Months Ended March 31,
	2012	2011
Transportation	16.9%	17.2%
Sourcing	8.9	9.2
Payment Services	100.0	100.0

Total	16.3%	16.5%

The following table summarizes our net revenues by service line:

	Three Months Ended March 31,
	2012	2011	% change
Net revenues (in thousands)
Transportation:
Truck	$315,409	$294,500	7.1%
Intermodal	9,711	9,600	1.2%
Ocean	15,761	15,570	1.2%
Air	8,873	9,185	-3.4%
Other Logistics Services	17,462	14,065	24.2%

Total transportation	367,216	342,920	7.1%

Sourcing	31,943	32,999	-3.2%
Payment Services	15,587	14,422	8.1%

Total net revenues	$414,746	$390,341	6.3%

The following table represents certain statement of operations data, shown as percentages of our net revenues:

	Three Months Ended March 31,
	2011	2011
Net revenues	100.0%	100.0%
Operating expenses
Personnel expenses	44.2	44.9
Other selling, general, and administrative expenses	14.9	15.0

Total operating expenses	59.1	59.9

Income from operations	40.9	40.1
Investment and other income	0.1	0.1

Income before provision for income taxes	40.9	40.2
Provision for income taxes	15.3	15.3

Net income	25.7%	24.9%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Total revenues and direct costs. Our consolidated total revenues increased 7.9 percent in the first quarter of 2012 compared to the first quarter of 2011. Total Transportation revenues increased 9.3 percent to $2.2 billion in the first quarter of 2012 from $2.0 billion in the first quarter of 2011. This increase was driven by higher volumes in all of our transportation services and increased pricing to our customers, including the impacts of higher fuel costs. Total purchased transportation services increased 9.8 percent in the first quarter of 2012 to $1.8 billion from $1.6 billion in the first quarter of 2011. This increase was due to higher volumes in all of our transportation services and higher transportation costs, including the impacts of higher fuel costs. Our Sourcing revenue decreased 0.1 percent to $359.7 million in the first quarter of 2012. Purchased products sourced for resale increased 0.2 percent in the first quarter of 2012 to $327.8 million from $327.0 million in the first quarter of 2011. Our Payment Services revenue increased 8.1 percent to $15.6 million in the first quarter of 2012 from $14.4 million in the first quarter of 2011. The increase was driven primarily by higher fuel prices and changes to merchant agreements, and by an increase in MasterCard® transactions and other fuel card services.

Net revenues. Total Transportation net revenues increased 7.1 percent to $367.2 million in the first quarter of 2012 from $342.9 million in the first quarter of 2011. The decline in our Transportation net revenue margin to 16.9 percent in 2012 from 17.2 percent in 2011 was largely driven by higher transportation costs and higher fuel costs, partially offset by an increase in transportation pricing to our customers. In our largest transportation service, truckload transportation, our different pricing arrangements with customers and contract carriers make it very difficult to measure the precise impact of changes in fuel prices; however, we believe that fuel costs essentially act as a pass-through to our truckload business. Therefore, in times of increasing fuel prices, our net revenue margin percentage declines as it did in the first quarter of 2012.

Truck net revenues, which consist of truckload and less-than-truckload (“LTL”) services, comprise approximately 76 percent of our total net revenues. Our truck net revenues increased 7.1 percent to $315.4 million in the first quarter of 2012 from $294.5 million in the first quarter of 2011. Our truckload volumes increased approximately eight percent. Truckload net revenue margin declined in the first quarter of 2012. Excluding the estimated impacts of the change in fuel, on average, our truckload pricing to our customers increased approximately one percent in the first quarter of 2012 compared to the first quarter of 2011. Our truckload transportation costs increased approximately two percent, excluding the estimated impacts of the change in fuel.

During the first quarter of 2012, our LTL net revenues increased approximately 13 percent. The increase was driven by an increase in total shipments of approximately 13 percent.

Our intermodal net revenue increase of 1.2 percent to $9.7 million in the first quarter was due to volume growth and price increases, largely offset by decreased net revenue margin. Our net revenue margin decline was due to a change in our customer and lane mix.

Our ocean transportation net revenues increased 1.2 percent in the first quarter of 2012, driven by increased volumes, partially offset by decreased pricing.

Our air transportation net revenue decreased 3.4 percent in the first quarter of 2012 due to pricing declines, partially offset by volume increases.

Other logistics services net revenues consist primarily of transportation management services, customs, warehousing, and small parcel. The increase of 24.2 percent in the first quarter was driven primarily by an increase in transportation management and customs net revenues.

For the first quarter, Sourcing net revenue decreased 3.2 percent to $31.9 million in 2012 from $33.0 million in 2011. This decline is primarily due to decreased net revenue margin, partially offset by volume growth. Our net revenue margin decreased to 8.9 percent in 2012 from 9.2 percent in 2011.

Our Payment Services net revenue increased 8.1 percent in the first quarter of 2012 to $15.6 million. The increase was driven primarily by higher fuel prices and changes to merchant agreements, and by an increase in MasterCard® transactions and other fuel card services.

Operating expenses. For the first quarter, operating expenses increased 5.0 percent to $245.2 million in 2012 from $233.6 million in 2011. This was due to an increase of 4.8 percent in personnel expenses and an increase of 5.5 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses decreased to 59.1 percent in the first quarter of 2012 from 59.9 percent in the first quarter of 2011.

Our personnel expenses are driven by headcount and earnings growth. For the first quarter, personnel expenses increased to $183.4 million in 2012 from $175.1 million in 2011. Our personnel expenses as a percentage of net revenue decreased in the first quarter of 2012 to 44.2 percent compared to 44.9 percent in the first quarter of 2011. Our average headcount increased approximately nine percent in the first quarter of 2012 from the first quarter of 2011. Expenses related to our various incentive plans that are designed to keep expenses variable with changes in net revenues and profitability declined in the quarter.

For the first quarter, other selling, general, and administrative expenses increased to $61.8 million from $58.5 million in the first quarter of 2011. Other operating expense growth was driven by an increase in the provision for doubtful accounts and travel expenses.

Income from operations. Income from operations increased 8.2 percent to $169.5 million for the three months ended March 31, 2011. Income from operations as a percentage of net revenues was 40.9 percent and 40.1 percent for the three months ended March 31, 2012 and 2011.

Investment and other income. Investment and other income decreased 4.9 percent to $0.2 million for the three months ended March 31, 2012. Our investment income is down due to lower investment yields during the first quarter of 2012 compared to the first quarter of 2011.

Provision for income taxes. Our effective income tax rate was 37.3 percent for the first quarter of 2012 and 38.2 percent for the first quarter of 2011. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income increased 9.8 percent to $106.5 million for the three months ended March 31, 2012. Basic and diluted net income per share was $0.65 and $0.59 for the three months ended March 31, 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $311.4 million and $359.3 million as of March 31, 2012 and 2011. As of March 31, 2012, we did not have any available-for-sale securities. Available-for-sale securities consisting primarily of highly liquid investments totaled $1.0 million as of March 31, 2011. Working capital at March 31, 2012 and 2011 was $729.3 million and $730.3 million.

We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions to support our long-term growth strategy, but those acquisitions must fit our culture and enhance our growth opportunities. We continue to invest our cash with a focus on principal preservation. Our current interest-bearing cash and investments are primarily municipal money markets in tax exempt bonds. Our investment income related to cash and cash equivalents is down for the first quarter of 2012 compared to the first quarter of 2011 due to the changes in the overall market yields of high-quality, short-term investments.

Cash flow from operating activities. We generated $77.1 million and $52.6 million of cash flow from operations during the three months ended March 31, 2012 and 2011. Accounts payable increased by $43 million from December 31, 2011 to March 31, 2012. The increase in payables was driven by growth in transaction volumes and the increased cost of capacity. Accounts receivable increased by $55.7 million from December 31, 2011 to March 31, 2012. This increase was driven by growth in total revenues and transaction volumes during the same period.

Cash used for investing activities. We used $13.8 million and $1.3 million of cash flow for investing activities during the three months ended March 31, 2012 and 2011. We used $13.8 million and $9.6 million of cash for capital expenditures, including the purchase and development of software, during the three months ended March 31, 2012 and 2011. We had $8.3 million of cash provided from net purchases, sales, and maturities of available-for-sale securities during the three months ended March 31, 2011.

Cash used for financing activities. We used $125.3 million and $89.5 million of cash flow for financing activities during the three months ended March 31, 2012 and 2011. The increase in cash used for financing activities was due to increases in shares repurchased and dividends paid.

We used $65.5 million and $45.5 million of cash flow for share repurchases during the three months ended March 31, 2012 and 2011. This is due to an increase of 71.3 percent in the number of shares purchased partially offset by a ten percent decrease in the average price per share. We are currently purchasing shares under the 2009 authorization of 10,000,000 shares. As of March 31, 2012, there were 3,997,281 shares remaining under this authorization. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.

We used $54.7 million and $48.9 million to pay cash dividends during the three months ended March 31, 2012 and 2011, with the increase in 2012 due to a 13.8 percent increase in our quarterly dividend rate to $0.33 per share in 2012 from $0.29 per share in 2011.

We also used $11.6 million and $3.9 million of cash flow for the payment of contingent consideration during the three months ended March 31, 2012 and 2011.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of our critical accounting policies and estimates.

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

Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $34.5 million as of March 31, 2012, increased compared to the allowance of $31.3 million as of December 31, 2011. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

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

Stock-based compensation. The fair value of each share-based payment award is established on the date of grant. For grants of restricted shares and restricted units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. For grants that are still available to vest, the discounts have varied from 18 percent to 22 percent and are calculated using the Black-Scholes option pricing model. Changes in the measured stock price volatility and interest rates are the primary reason for changes in the discount. For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $311.4 million of cash and investments on March 31, 2012. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are money market securities from treasury and tax exempt money issuers. Because of the credit risk criteria of our investment policies and practices, the primary market risks associated with these investments are interest rate and liquidity risks. A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. Market risk arising from changes in foreign currency exchange rates are not material due to the size of our international operations.

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

We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including contingent auto liability cases. For such legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our financial condition, results of operations, or cash flows.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the company during the quarter ended March 31, 2011 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	0	$0	0	5,064,998
February 1, 2012 – February 29, 2012	563,022	$65.71	563,022	4,501,976
March 1, 2012 – March 31, 2012	504,695	$65.37	504,695	3,997,281

Total:	1,067,717	$65.55	1,067,717	3,997,281

(1)	In August 2009, the C.H. Robinson Board of Directors authorized management to repurchase an additional 10,000,000 shares. We are currently purchasing shares under the 2009 authorization of 10,000,000 shares. As of March 31, 2012, there were 3,997,281 shares remaining under the 2009 authorization.

ITEM 3.	Defaults on Senior Securities

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2012, formatted in XBRL

(b) Reports on Form 8-K

We filed a report on Form 8-K on January 20, 2012; as amended on Form 8-K/A on February 13, 2012; this report contained information regarding our announcement that our Board of Directors elected effective January 19, 2012, a new director, Scott P. Anderson, who will serve as a member of on each of the Compensation and Governance Committees.

We filed a report on Form 8-K on January 31, 2012; this report contained information under Item 12 (Results of Operations and Financial Condition) and included as an exhibit under Item 7 a copy of our earnings release for the quarter ended December 31, 2011.

We filed a report on Form 8-K on February 9, 2012; this report contained information regarding our announcement that our Board of Directors declared a regular quarterly cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2012

C.H. ROBINSON WORLDWIDE, INC.

By	/S/ JOHN P. WIEHOFF

John P. Wiehoff
Chief Executive Officer

By	/S/ CHAD M. LINDBLOOM

Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)