Form 10-Q
period 2012-06-30
C H ROBINSON WORLDWIDE INC
filed 2012-08-09
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 6, 2012, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 161,474,505.

C.H. ROBINSON WORLDWIDE, INC.

FORM 10-Q

For the Quarter Ended June 30, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$240,627	$373,669
Receivables, net of allowance for doubtful accounts of $31,533 and $31,328	1,415,390	1,189,637
Deferred tax asset	6,743	8,382
Prepaid expenses and other	44,841	39,855

Total current assets	1,707,601	1,611,543
Property and equipment, net	132,255	126,830
Goodwill	359,372	359,688
Intangible and other assets, net	40,771	39,980

Total assets	$2,239,999	$2,138,041

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and outstanding checks	$834,692	$704,734
Accrued expenses:
Compensation and profit-sharing contribution	65,265	117,541
Income taxes and other	49,384	54,357

Total current liabilities	949,341	876,632
Long term liabilities:
Noncurrent income taxes payable	11,506	11,343
Other long term liabilities	962	1,592

Total liabilities	961,809	889,567

Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $0.10 par value, 480,000 shares authorized; 177,271 and 177,312 shares issued; 162,170 and 163,441 shares outstanding	16,217	16,344
Retained earnings	1,957,462	1,845,032
Additional paid-in capital	206,846	205,794
Accumulated other comprehensive loss	(11,745)	(9,115)
Treasury stock at cost (15,101 and 13,871 shares)	(890,590)	(809,581)

Total stockholders’ investment	1,278,190	1,248,474

Total liabilities and stockholders’ investment	$2,239,999	$2,138,041

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Transportation	$2,476,805	$2,269,036	$4,653,602	$4,260,058
Sourcing	462,597	423,536	822,327	783,564
Payment Services	16,312	15,090	31,899	29,512

Total revenues	2,955,714	2,707,662	5,507,828	5,073,134
COSTS AND EXPENSES:
Purchased transportation and related services	2,107,799	1,901,189	3,917,380	3,549,291
Purchased products sourced for resale	422,392	388,607	750,179	715,636
Personnel expenses	177,184	178,945	360,622	354,054
Other selling, general, and administrative expenses	63,425	58,826	125,188	117,343

Total costs and expenses	2,770,800	2,527,567	5,153,369	4,736,324

Income from operations	184,914	180,095	354,459	336,810
Investment and other income	686	326	900	551

Income before provision for income taxes	185,600	180,421	355,359	337,361
Provision for income taxes	71,018	69,398	134,277	129,310

Net income	114,582	111,023	221,082	208,051
Other comprehensive (loss) income	(2,857)	635	(2,630)	(465)

Comprehensive income	$111,725	$111,658	$218,452	$207,586

Basic net income per share	$0.71	$0.67	$1.36	$1.26

Diluted net income per share	$0.71	$0.67	$1.36	$1.26

Basic weighted average shares outstanding	161,887	164,607	162,290	164,847
Dilutive effect of outstanding stock awards	313	587	353	614

Diluted weighted average shares outstanding	162,200	165,194	162,643	165,461

See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$221,082	$208,051
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	16,559	22,609
Depreciation and amortization	17,208	15,299
Provision for doubtful accounts	3,608	4,062
Deferred taxes and other	5,957	(618)
Changes in operating elements:
Receivables	(229,361)	(279,205)
Prepaid expenses and other	(5,631)	(8,451)
Accounts payable and outstanding checks	130,457	130,693
Accrued compensation and profit-sharing contribution	(51,556)	(19,451)
Accrued income taxes and other	1,705	5,865

Net cash provided by operating activities	110,028	78,854

INVESTING ACTIVITIES
Purchases of property and equipment	(17,403)	(11,733)
Purchases and development of software	(7,567)	(8,052)
Sales/maturities of available-for-sale-securities	0	9,311
Other investing activities	192	5

Net cash used for investing activities	(24,778)	(10,469)

FINANCING ACTIVITIES
Payment of contingent purchase price	(11,613)	(4,318)
Proceeds from stock issued for employee benefit plans	10,736	11,780
Stock tendered for payment of withholding taxes	(8,020)	(6,864)
Repurchases of common stock	(105,483)	(64,499)
Excess tax benefit on stock-based compensation	7,654	11,053
Cash dividends	(109,151)	(97,562)

Net cash used for financing activities	(215,877)	(150,410)

Effect of exchange rates on cash	(2,415)	(685)
Net change in cash and cash equivalents	(133,042)	(82,710)
Cash and cash equivalents, beginning of period	373,669	398,607

Cash and cash equivalents, end of period	$240,627	$315,897

See accompanying notes.

C.H. ROBINSON WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Basis of Presentation

C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of transportation services and logistics solutions through a network of 234 branch offices operating in North America, Europe, Asia, South America, and Australia. The condensed consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our noncontrolling interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

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

2. Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows (in thousands):

Balance December 31, 2011	$359,688
Foreign currency translation	(316)

Balance June 30, 2012	$359,372

A summary of our other intangible assets, with finite lives, which include primarily non-competition agreements and customer relationships, is as follows (in thousands):

	June 30, 2012	December 31, 2011
Gross	$18,462	$17,862
Accumulated amortization	(11,543)	(9,708)

Net	$6,919	$8,154

Other intangible assets, with indefinite lives, are as follows (in thousands):

	June 30,
	2012	2011
Trademarks	$1,875	$1,800

Amortization expense for other intangible assets is as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Amortization expense	$1,808	$2,121

Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at June 30, 2012 is as follows (in thousands):

Remainder of 2012	$1,671
2013	3,274
2014	1,851
2015	70
2016	53

Total	$6,919

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

The following tables present information as of June 30, 2012 and December 31, 2011, about our financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques we used to determine their fair values.

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2012
Contingent purchase price related to acquisitions	$0	$0	$1,474	$1,474

Total liabilities at fair value	$0	$0	$1,474	$1,474

December 31, 2011
Contingent purchase price related to acquisitions	$0	$0	$13,070	$13,070

Total liabilities at fair value	$0	$0	$13,070	$13,070

The table below sets forth a reconciliation of our beginning and ending Level 3 financial liability balance.

	Three Months Ended June 30,
	2012	2011
Balance, beginning of period	$1,265	$12,871
Payments of contingent purchase price	(0)	(468)
Total unrealized losses included in earnings	209	1,090

Balance, end of period	$1,474	$13,493

	Six Months Ended June 30,
	2012	2011
Balance, beginning of period	$13,070	$16,623
Payments of contingent purchase price	(11,613)	(4,318)
Total unrealized losses included in earnings	17	1,188

Balance, end of period	$1,474	$13,493

5. Stock Award Plans

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our statements of operations for stock-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation expense	$6,793	$10,099	$16,559	$22,609

Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees, directors, and other third party service providers. A maximum of 28,000,000 shares can be granted under this plan; approximately 5,557,000 shares were available for stock awards as of June 30, 2012, which cover all equity compensation grants, including stock options and restricted stock awards. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans.

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

The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of June 30, 2012, unrecognized compensation expense related to stock options was $13.5 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.

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

As of June 30, 2012, there was unrecognized compensation expense of $148.8 million related to previously granted restricted shares and units. The amount of future expense to be recognized will be based primarily on the company’s earnings growth and certain other conditions.

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

Three Months Ended June 30, 2012
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
55,687	$2,770,000	$489,000

6. Income Taxes

C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2007.

	Three Months Ended June 30,
	2012	2011
Effective income tax rate	38.3%	38.5%

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

Forward-looking Information

Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in economic conditions; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to integrate the operations of acquired companies with our historic operations successfully; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; increases in fuel prices or fuel shortages; the impact of war on the economy; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011, filed on February 29, 2012.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update such statement to reflect events or circumstances arising after such date.

Overview

Our company. We are a global provider of transportation services and logistics solutions, operating through a network of branch offices in North America, Europe, Asia, South America, and Australia. As a third party logistics provider, we cultivate contractual relationships with a wide variety of transportation companies, and utilize those relationships to efficiently and cost effectively transport our customers’ freight. We have contractual relationships with approximately 53,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), air freight and ocean carriers. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate transportation for each shipment. Our model enables us to be flexible, provide solutions that optimize service for our customers, and minimize our asset utilization risk. In addition to transportation services, we also offer fresh produce sourcing and fee-based payment services. Our Sourcing business is the buying, selling, and marketing of fresh produce. We supply fresh produce through our network of third party produce growers and suppliers. Our customers include grocery retailers and restaurants, produce wholesalers, and foodservice providers. In many cases, we also arrange the logistics and transportation of the products we sell and provide related supply chain services such as replenishment, category management, and merchandising. Our Payment Services business is our subsidiary, T-Chek, which provides a variety of payment management and business intelligence services primarily to motor carrier companies and to fuel distributors. Those services include funds transfer, fuel purchasing, and online expense management. For most of these services, we charge a fee per transaction.

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

We did not open any branches during the second quarter of 2012. We closed one branch in the United Arab Emirates in the second quarter of 2012. We are planning limited branch openings during the remainder of 2012.

Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount as of June 30, 2012 increased 4.7 percent compared to our headcount as of December 31, 2011. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our sales employees more service-oriented and focused on driving growth and maximizing office productivity. In 2003, we implemented a restricted equity program to better align our key employees with the interests of our shareholders, and to motivate and retain them for the long term. These restricted equity awards vest over a period of up to five years based on the company’s earnings growth, and have been awarded annually since 2003.

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

Results of Operations

The following table summarizes our total revenues by service line:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% change	2012	2011	% change
Revenues (in thousands)
Transportation	$2,476,805	$2,269,036	9.2%	$4,653,602	$4,260,058	9.2%
Sourcing	462,597	423,536	9.2%	822,327	783,564	4.9%
Payment Services	16,312	15,090	8.1%	31,899	29,512	8.1%

Total	$2,955,714	$2,707,662	9.2%	$5,507,828	$5,073,134	8.6%

The following table illustrates our net revenue margins, or net revenues as a percentage of total revenues, by service line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Transportation	14.9%	16.2%	15.8%	16.7%
Sourcing	8.7	8.2	8.8	8.7
Payment Services	100.0	100.0	100.0	100.0

Total	14.4%	15.4%	15.3%	15.9%

The following table summarizes our net revenues by service line:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% change	2012	2011	% change
Net revenues (in thousands)
Transportation:
Truck	$312,638	$314,302	-0.5%	$628,047	$608,802	3.2%
Intermodal	10,019	10,862	-7.8%	19,730	20,462	-3.6%
Ocean	16,958	16,400	3.4%	32,719	31,970	2.3%
Air	10,577	11,435	-7.5%	19,450	20,620	-5.7%
Other logistics services	18,814	14,848	26.7%	36,276	28,913	25.5%

Total transportation	369,006	367,847	0.3%	736,222	710,767	3.6%

Sourcing	40,205	34,929	15.1%	72,148	67,928	6.2%
Payment Services	16,312	15,090	8.1%	31,899	29,512	8.1%

Total net revenues	$425,523	$417,866	1.8%	$840,269	$808,207	4.0%

The following table represents certain statement of operations data, shown as percentages of our net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Personnel expenses	41.6	42.8	42.9	43.8
Other selling, general, and administrative expenses	14.9	14.1	14.9	14.5

Total operating expenses	56.5	56.9	57.8	58.3

Income from operations	43.5	43.1	42.2	41.7
Investment and other income	0.2	0.1	0.1	0.1

Income before provision for income taxes	43.6	43.2	42.3	41.7
Provision for income taxes	16.7	16.6	16.0	16.0

Net income	26.9%	26.6%	26.3%	25.7%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Total revenues and direct costs. Our consolidated total revenues increased 9.2 percent in the second quarter of 2012 compared to the second quarter of 2011. Total Transportation revenues increased 9.2 percent to $2.5 billion in the second quarter of 2012 from $2.3 billion in the second quarter of 2011. This increase was driven by higher volumes in most of our transportation services. Total purchased transportation services increased 10.9 percent in the second quarter of 2012 to $2.1 billion from $1.9 billion in the second quarter of 2011. This increase was due to higher volumes in most of our transportation services and higher transportation costs. Our Sourcing revenue increased 9.2 percent to $462.6 million in the second quarter of 2012. This increase was driven by higher volumes. Purchased products sourced for resale increased 8.7 percent in the second quarter of 2012 to $422.4 million from $388.6 million in the second quarter of 2011. Our Payment Services revenue increased 8.1 percent to $16.3 million in the second quarter of 2012 from $15.1 million in the second quarter of 2011. The increase was driven primarily by an increase in transactions.

Net revenues. Total Transportation net revenues increased 0.3 percent to $369.0 million in the second quarter of 2012 from $367.8 million in the second quarter of 2011. Our Transportation net revenue margin declined to 14.9 percent in 2012 from 16.2 percent in 2011. This was largely driven by higher transportation costs, partially offset by an increase in transportation pricing to our customers. In our largest transportation service, truckload transportation, our different pricing arrangements with customers and contract carriers make it very difficult to measure the precise impact of changes in fuel prices; however, we believe that fuel costs essentially act as a pass-through to our truckload business.

Truck net revenues, which consist of truckload and less-than-truckload (“LTL”) services, comprised approximately 73 percent of our total net revenues in the second quarter of 2012. Our truck net revenues decreased 0.5 percent to $312.6 million in the second quarter of 2012 from $314.3 million in the second quarter of 2011. Our truckload volumes increased approximately ten percent. Truckload net revenue margin declined in the second quarter of 2012. Excluding the estimated impacts of the change in fuel, on average, our truckload pricing to our customers increased approximately one percent in the second quarter of 2012 compared to the second quarter of 2011. Our truckload transportation costs increased approximately three percent, excluding the estimated impacts of the change in fuel.

Our intermodal net revenues decreased 7.8 percent in the second quarter of 2012. This was due to decreased net revenue margin, offset partially by volume growth. Our net revenue margin decline was due to a change in our mix of customers and increased cost of capacity. We have purchased an additional 500 intermodal containers and expect that all will be in service by the end of the third quarter. These will replace our 350 leased containers.

Our ocean transportation net revenues increased 3.4 percent in the second quarter of 2012, driven by increased pricing, partially offset by decreased volumes.

Our air transportation net revenues decreased 7.5 percent in the second quarter of 2012 due to pricing declines, partially offset by volume increases.

Other logistics services net revenues consist primarily of transportation management services, customs, warehousing, and small parcel. The increase of 26.7 percent in the second quarter was driven primarily by an increase in transportation management and customs net revenues.

Sourcing net revenues increased 15.1 percent in the second quarter of 2012. This was due partially to the acquisition of Timco Worldwide (“Timco”), acquired on September 26, 2011, which we estimate contributed approximately 7.0 percent to the growth in Sourcing net revenues in the second quarter of 2012. The net revenue increase was also due to volume growth and increased net revenue margin due to commodity and service mix. Our net revenue margin increased to 8.7 percent in 2012 from 8.2 percent in 2011.

Our Payment Services net revenue increased 8.1 percent in the second quarter of 2012 to $16.3 million. The increase was driven primarily by an increase in transactions.

Operating expenses. For the second quarter, operating expenses increased 1.2 percent to $240.6 million in 2012 from $237.8 million in 2011. This was due to a decrease of 1.0 percent in personnel expenses and an increase of 7.8 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses decreased to 56.5 percent in the second quarter of 2012 from 56.9 percent in the second quarter of 2011.

Our personnel expenses are driven by headcount and earnings growth. For the second quarter, personnel expenses decreased to $177.2 million in 2012 from $178.9 million in 2011. Our personnel expenses as a percentage of net revenue decreased in the second quarter of 2012 to 41.6 percent compared to 42.8 percent in the second quarter of 2011. Our personnel expense decrease was driven by declines in various incentive plans that are designed to keep expenses variable based on growth in earnings, offset partially by an increase in our average headcount of approximately nine percent.

For the second quarter, other selling, general, and administrative expenses increased to $63.4 million from $58.8 million in the second quarter of 2011. Other operating expense growth was driven by an increase in travel expenses and claims, partially offset by a decrease in the provision for doubtful accounts.

Income from operations. Income from operations increased 2.7 percent to $184.9 million for the three months ended June 30, 2012. Income from operations as a percentage of net revenues was 43.5 percent and 43.1 percent for the three months ended June 30, 2012 and 2011.

Investment and other income. Investment and other income increased 110.4 percent to $0.7 million for the three months ended June 30, 2012. This was due to the receipt of a $0.4 million distribution from a previously impaired cost-method investment. Partially offsetting this increase was a decreased return on a lower average invested balance in the second quarter of 2012 compared to the second quarter of 2011.

Provision for income taxes. Our effective income tax rate was 38.3 percent for the second quarter of 2012 and 38.5 percent for the second quarter of 2011. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income increased 3.2 percent to $114.6 million for the three months ended June 30, 2012. Basic and diluted net income per share was $0.71 and $0.67 for the three months ended June 30, 2012 and 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Total revenues and direct costs. Our consolidated total revenues increased 8.6 percent for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Total Transportation revenues increased 9.2 percent to $4.7 billion in first six months of 2012 from $4.3 billion in the first six months of 2011. This increase was driven by higher volumes in all of our transportation services. Total purchased transportation services increased 10.4 percent in the six months ended June 30, 2012 to $3.9 billion from $3.5 billion in the six months ended June 30, 2011. These increases were driven by volume increases in all of our transportation modes, higher transportation rates, and higher fuel prices. Our Sourcing revenue increased 4.9 percent to $822.3 million in the six months ended June 30, 2012 from $783.6 million in the six months ended June 30, 2011. Purchased products sourced for resale increased 4.8 percent in the six months ended June 30, 2012 to $750.2 million from $715.6 million in the six months ended June 30, 2011. This increase is primarily due to volume growth. Our Payment Services revenue increased 8.1 percent to $31.9 million in the six months ended June 30, 2012 from $29.5 million in the six months ended June 30, 2011. The increase was driven by transaction growth.

Net revenues. Total Transportation net revenues increased 3.6 percent to $736.2 million in the six months ended June 30, 2012 from $710.8 million in the six months ended June 30, 2011. Our Transportation net revenue margin decreased to 15.8 percent in 2012 from 16.7 percent in 2011 driven by higher transportation costs and higher fuel costs, partially offset by increased average transportation pricing.

Our truck net revenues, which consist of truckload and LTL services, comprised approximately 75 percent of our total net revenues in the six months ended June 30, 2012. Our truck net revenues increased 3.2 percent to $628.0 million in the six months ended June 30, 2012 from $608.8 million in the six months ended June 30, 2011. Our truckload volumes increased approximately ten percent. Our truckload rates increased approximately three percent. Excluding the estimated impacts of fuel, on average our truckload pricing increased approximately one percent in the six months ended June 30, 2012. Our truckload net revenue margin decreased due to increased truckload transportation costs. Excluding the estimated impacts of fuel, our cost of truckload capacity increased approximately three percent as carriers increased their rates.

During the six months ended June 30, 2012, our LTL net revenues increased approximately 13 percent. The increase was driven by an increase in total shipments of approximately 15 percent, partially offset by a decline in our net revenue margin. Our LTL net revenue margin decreased during the six months ended June 30, 2012 compared with the same period of 2011 due to increased transportation costs.

Our intermodal net revenue decrease of 3.6 percent to $19.7 million in the six months ended June 30, 2012 was driven largely by cost increases. Net revenue margin decreased in the six months ended June 30, 2012. This decline was due to a change in our mix of customers and increased cost of capacity.

Our ocean transportation net revenue increased 2.3 percent to $32.7 million in the six months ended June 30, 2012 driven by increased volumes. Net revenue margin increased in the six months ended June 30, 2012 due to lower cost of transportation.

Our air transportation net revenue decrease of 5.7 percent to $19.5 million in the six months ended June 30, 2012 was driven by decreased pricing. Net revenue margin increased in the six months ended June 30, 2012 due to pricing declines.

Other logistics services net revenues consist primarily of transportation management fees and customs brokerage fees. The increase of 25.5 percent in the six months ended June 30, 2012, was driven by an increase in management fees and customs net revenues.

For the six months ended June 30, 2012, Sourcing net revenue increased 6.2 percent to $72.1 million in 2012 from $67.9 million in 2011. This was primarily due to the acquisition of Timco, which we estimate contributed approximately 5.0 percent to the growth in Sourcing net revenues in the six months ended June 30, 2012 compared to 2011. Additionally, we had an increase in volume and net revenue margin.

Our Payment Services net revenue increased 8.1 percent in the six months ended June 30, 2012 to $31.9 million. The increase was driven by an increase in transactions.

Operating expenses. For the first six months of 2012, operating expenses increased 3.1 percent to $485.8 million from $471.4 million in 2011. This was due to an increase of 1.9 percent in personnel expenses and an increase of 6.7 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses decreased to 57.8 percent in the six months ended June 30, 2012 from 58.3 percent in the six months ended June 30, 2011.

Our personnel expenses as a percentage of net revenue decreased in the six months ended June 30, 2012 to 42.9 percent compared to 43.8 percent in the six months ended June 30, 2011. This decrease was primarily the result of a decrease in expense related to incentive compensation which is designed to reflect earnings changes, including decreases in restricted stock and profit sharing expenses. For the six months ended June 30, 2012, stock based compensation expense decreased 26.8 percent to $16.6 million from $22.6 million for the same period of 2011. Our headcount as of June 30, 2012 increased approximately nine percent over June 30, 2011.

For the six month period ended June 30, 2012 other selling, general, and administrative expenses increased 6.7 percent to $125.2 million from $117.3 million in 2011. Other selling, general, and administrative expenses as a percentage of net revenue increased to 14.9 percent in 2012 compared to 14.5 percent in 2011. This increase was driven primarily by an increase in travel expenses and software amortization, partially offset by a reduction in claims. As previously disclosed, we recorded a $5.9 million charge in the first quarter of 2011 due to a ruling by the Illinois Court of Appeals.

Income from operations. Income from operations increased 5.2 percent to $354.5 million for the six months ended June 30, 2012. Income from operations as a percentage of net revenues was 42.2 percent and 41.7 percent for the six months ended June 30, 2012 and 2011.

Investment and other income. Investment and other income increased 63.3 percent to $0.9 million for the six months ended June 30, 2012. This was due to the receipt of a $0.4 million distribution from a previously impaired cost-method investment. Partially offsetting this increase was a decreased return on a lower average invested balance in the six month period ended June 30, 2012 compared to the same period of 2011.

Provision for income taxes. Our effective income tax rate was 37.8 percent for the six months ended June 30, 2012 and 38.3 percent for the six months ended June 30, 2011. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net Income. Net income increased 6.3 percent to $221.1 million for the six months ended June 30, 2012. Basic and diluted net income per share was $1.36 and $1.26 for the six months ended June 30, 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $240.6 million and $315.9 million as of June 30, 2012 and 2011. Working capital at June 30, 2012 and 2011 was $758.3 million and $786.2 million.

We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions to support our long-term growth strategy, but those acquisitions must fit our culture and enhance our growth opportunities. We continue to invest our cash with a focus on principal preservation. Our current interest-bearing cash and investments are money market securities from treasury and tax exempt money issuers. Our investment income related to cash and cash equivalents is down for the second quarter of 2012 compared to the second quarter of 2011 due to a decrease in our average invested balance.

Cash flow from operating activities. We generated $110.0 million and $78.9 million of cash flow from operations during the six months ended June 30, 2012 and 2011. Accounts payable increased by $130.5 million from December 31, 2011 to June 30, 2012. The increase in payables was driven by growth in transaction volumes and the increased cost of capacity. Accounts receivable increased by $229.4 million from December 31, 2011 to June 30, 2012. This increase was driven by growth in total revenues and transaction volumes during the same period.

Cash used for investing activities. We used $24.8 million and $10.5 million of cash flow for investing activities during the six months ended June 30, 2012 and 2011. We used $25.0 million and $19.8 million of cash for capital expenditures, including the purchase and development of software, during the six months ended June 30, 2012 and 2011. In the second quarter of 2012, we used cash of $2.8 million for the investment in 500 additional intermodal containers. We plan to use another $3.2 million to complete the acquisition of these containers in the third quarter. We had $9.3 million of cash provided from net purchases, sales, and maturities of available-for-sale securities during the six months ended June 30, 2011.

Cash used for financing activities. We used $215.9 million and $150.4 million of cash flow for financing activities during the six months ended June 30, 2012 and 2011. The increase in cash used for financing activities was due to increases in shares repurchased and dividends paid.

We used $105.5 million and $64.5 million of cash flow for share repurchases during the six months ended June 30, 2012 and 2011. This is due to an increase of 95.4 percent in the number of shares purchased partially offset by a 14.5 percent decrease in the average price per share. We are currently purchasing shares under the 2009 authorization of 10,000,000 shares. As of June 30, 2012, there were 3,360,020 shares remaining under this authorization. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.

We used $109.2 million and $97.6 million to pay cash dividends during the six months ended June 30, 2012 and 2011, with the increase in 2012 due to a 13.8 percent increase in our quarterly dividend rate to $0.33 per share in 2012 from $0.29 per share in 2011.

We also used $11.6 million and $4.3 million of cash flow for the payment of contingent consideration during the six months ended June 30, 2012 and 2011.

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

Revenue recognition. Total revenues consist of the total dollar value of goods and services purchased from us by customers. Net revenues are total revenues less the direct costs of transportation, products, and handling. We act principally as the service provider for these transactions and recognize revenue as these services are rendered or goods are delivered. At that time, our obligations to the transactions are completed and collection of receivables is reasonably assured. Most transactions in our Transportation and Sourcing businesses are recorded at the gross amount we charge our customers for the service we provide and goods we sell. In these transactions, we are the primary obligor and a principal to the transaction, have all credit risk, maintain substantially all risks and rewards. In addition we have discretion to select the supplier, and we have latitude in making pricing decisions.

Additionally, in our Sourcing business, we take loss of inventory risk during shipment and have general inventory risk. Certain transactions in customs brokerage, transportation management, and all transactions in Payment Services are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.

Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $31.5 million as of June 30, 2012, increased compared to the allowance of $31.3 million as of December 31, 2011. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

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

We had $240.6 million of cash and investments on June 30, 2012. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are money market securities from treasury and tax exempt money issuers. Because of the credit risk criteria of our investment policies and practices, the primary market risks associated with these investments are interest rate and liquidity risks. A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. Market risk arising from changes in foreign currency exchange rates are not material due to the size of our international operations.

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

The following table provides information about purchases by the company during the quarter ended June 30, 2012 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012	0	$0	0	3,997,281
May 1, 2012 – May 31, 2012	364,337	$60.38	364,337	3,632,944
June 1, 2012 – June 30, 2012	272,924	$57.69	272,924	3,360,020

Total:	637,261	$59.23	637,261	3,360,020

(1)	In August 2009, the C.H. Robinson Board of Directors authorized management to repurchase an additional 10,000,000 shares. We are currently purchasing shares under the 2009 authorization of 10,000,000 shares. As of June 30, 2012, there were 3,360,020 shares remaining under the 2009 authorization.

ITEM 3.	Defaults on Senior Securities

None

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibits filed with this report:

3.1	Certificate of Incorporation of the Company (as amended on February 18, 2010) (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on August 15, 1997, Registration No. 333-33731)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2012, formatted in XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2012

C.H. ROBINSON WORLDWIDE, INC.

By	/S/ JOHN P. WIEHOFF
John P. Wiehoff
Chief Executive Officer

By	/S/ CHAD M. LINDBLOOM
Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)