Form 10-Q
period 2012-09-30
C H ROBINSON WORLDWIDE INC
filed 2012-11-08
CIK 1043277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2012, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 161,192,483.

C.H. ROBINSON WORLDWIDE, INC.
FORM 10-Q
For the Quarter Ended September 30, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements
C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$272,955	$373,669
Receivables, net of allowance for doubtful accounts of $33,326 and $31,328	1,334,577	1,189,637
Deferred tax asset	6,639	8,382
Prepaid expenses and other	39,760	39,855
Assets held for sale, excluding cash of $24.3 million	72,235	—
Total current assets	1,726,166	1,611,543
Property and equipment, net	134,437	126,830
Goodwill	359,606	359,688
Intangible and other assets, net	23,058	39,980
Total assets	$2,243,267	$2,138,041
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable and outstanding checks	$729,744	$704,734
Accrued expenses:
Compensation and profit-sharing contribution	86,473	117,541
Income taxes and other	34,514	54,357
Liabilities held for sale	87,324	—
Total current liabilities	938,055	876,632
Long term liabilities:
Noncurrent income taxes payable	13,411	11,343
Other long term liabilities	926	1,592
Total liabilities	952,392	889,567
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 177,271 and 177,312 shares issued; 161,212 and 163,441 shares outstanding	16,121	16,344
Retained earnings	2,020,112	1,845,032
Additional paid-in capital	207,209	205,794
Accumulated other comprehensive loss	(9,878)	(9,115)
Treasury stock at cost (16,059 and 13,871 shares)	(942,689)	(809,581)
Total stockholders’ investment	1,290,875	1,248,474
Total liabilities and stockholders’ investment	$2,243,267	$2,138,041
See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES:
Transportation	$2,445,883	$2,280,208	$7,099,485	$6,540,266
Sourcing	418,377	399,220	1,240,704	1,182,784
Payment Services	16,149	15,500	48,048	45,012
Total revenues	2,880,409	2,694,928	8,388,237	7,768,062
COSTS AND EXPENSES:
Purchased transportation and related services	2,063,109	1,905,731	5,980,489	5,455,022
Purchased products sourced for resale	384,630	366,131	1,134,809	1,081,767
Personnel expenses	179,342	178,117	539,964	532,171
Other selling, general, and administrative expenses	66,071	60,984	191,259	178,327
Total costs and expenses	2,693,152	2,510,963	7,846,521	7,247,287
Income from operations	187,257	183,965	541,716	520,775
Investment and other income	76	50	976	601
Income before provision for income taxes	187,333	184,015	542,692	521,376
Provision for income taxes	71,003	69,668	205,280	198,978
Net income	116,330	114,347	337,412	322,398
Other comprehensive (loss) income	1,867	(2,173)	(763)	(2,638)
Comprehensive income	$118,197	$112,174	$336,649	$319,760
Basic net income per share	$0.72	$0.70	$2.09	$1.96
Diluted net income per share	$0.72	$0.70	$2.08	$1.95
Basic weighted average shares outstanding	160,782	163,948	161,784	164,512
Dilutive effect of outstanding stock awards	221	523	258	582
Diluted weighted average shares outstanding	161,003	164,471	162,042	165,094
See accompanying notes.

C.H. ROBINSON WORLDWIDE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$337,412	$322,398
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	21,077	32,074
Depreciation and amortization	26,081	23,714
Provision for doubtful accounts	8,143	6,916
Deferred taxes and other	6,346	94
Changes in operating elements:
Receivables	(203,361)	(208,994)
Prepaid expenses and other	(2,042)	(2,547)
Accounts payable and outstanding checks	111,628	110,685
Accrued compensation and profit-sharing contribution	(28,230)	8,495
Accrued income taxes and other	(9,898)	720
Net cash provided by operating activities	267,156	293,555
INVESTING ACTIVITIES
Purchases of property and equipment	(28,096)	(17,402)
Purchases and development of software	(10,795)	(11,679)
Sales/maturities of available-for-sale-securities	—	9,311
Restricted cash	—	5,000
Other investing activities	206	161
Net cash used for investing activities	(38,685)	(14,609)
FINANCING ACTIVITIES
Payment of contingent purchase price	(11,613)	(4,318)
Proceeds from stock issued for employee benefit plans	13,840	15,127
Stock tendered for payment of withholding taxes	(10,148)	(8,611)
Repurchases of common stock	(167,104)	(161,498)
Excess tax benefit on stock-based compensation	9,831	12,967
Cash dividends	(163,273)	(146,318)
Net cash used for financing activities	(328,467)	(292,651)
Effect of exchange rates on cash	(718)	(2,165)
Net change in cash and cash equivalents	(100,714)	(15,870)
Cash and cash equivalents, beginning of period	373,669	398,607
Cash and cash equivalents, end of period	$272,955	$382,737
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
2. Goodwill and Intangible Assets
The change in the carrying amount of goodwill is as follows (in thousands):

Balance December 31, 2011	$359,688
Foreign currency translation	(82)
Balance as of September 30, 2012	$359,606

A summary of our other intangible assets, with finite lives, which include primarily non-competition agreements and customer relationships, is as follows (in thousands):

	September 30, 2012	December 31, 2011
Gross	$16,862	$17,862
Accumulated amortization	(10,823)	(9,708)
Net	$6,039	$8,154

Other intangible assets, with indefinite lives, are as follows (in thousands):

	September 30, 2012	December 31, 2011
Trademarks	$1,875	$1,850

Amortization expense for other intangible assets is as follows (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Amortization expense	$2,637	$3,024

Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets at September 30, 2012 is as follows (in thousands):

Remainder of 2012	$794
2013	3,271
2014	1,851
2015	70
2016	53
Total	$6,039

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
The following tables present information as of September 30, 2012 and December 31, 2011, about our financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques we used to determine their fair values (in thousands).

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2012
Contingent purchase price related to acquisitions	$0	$0	$1,550	$1,550
Total liabilities at fair value	$0	$0	$1,550	$1,550

December 31, 2011
Contingent purchase price related to acquisitions	$0	$0	$13,070	$13,070
Total liabilities at fair value	$0	$0	$13,070	$13,070

The tables below set forth a reconciliation of our beginning and ending Level 3 financial liability balances (in thousands).

	Three Months Ended
	September 30,
	2012	2011
Balance, beginning of period	$1,474	$13,493
Total unrealized losses included in earnings	76	111
Balance, end of period	$1,550	$13,604

	Nine Months Ended
	September 30,
	2012	2011
Balance, beginning of period	$13,070	$16,623
Payments of contingent purchase price	(11,613)	(4,318)
Total unrealized losses included in earnings	93	1,299
Balance, end of period	$1,550	$13,604

5. Stock Award Plans
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our statements of operations for stock-based compensation is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2012
Stock-based compensation expense	$4,518	$9,465	$21,077	$32,074
Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees, directors, and other third party service providers. A maximum of 28,000,000 shares can be granted under this plan; approximately 5,576,000 shares were available for stock awards as of September 30, 2012, which cover all equity compensation grants, including stock options and restricted stock awards. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plan.
Stock Options—We have awarded performance-based stock options to certain key employees. These options are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. Any options remaining unvested at the end of the five-year vesting period are forfeited to the company. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options) on the options granted in 2011.
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of September 30, 2012, unrecognized compensation expense related to stock options was $14.5 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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
As of September 30, 2012, there was unrecognized compensation expense of $143.3 million related to previously granted restricted shares and units. The amount of future expense to be recognized will be based primarily on the company’s earnings growth and certain other conditions.

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

Three months ended September 30, 2012
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
50,802	$2,529,584	$446,397
6. Income Taxes
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2007.

	Three Months Ended
	September 30,
	2012	2011
Effective income tax rate	37.9%	37.9%
The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

7. Assets Held For Sale

On October 16, 2012, we sold substantially all of the operations of our subsidiary, T-Chek Systems, Inc. ("T-Chek"), which represented a majority of our Payment Services business, to Electronic Funds Source, LLC ("EFS") for $302.5 million in cash, subject to post-closing adjustments. EFS acquired the assets and assumed certain liabilities of T-Chek. We will record a gain on the sale of the assets and liabilities of approximately $280 million during the fourth quarter of 2012.

Pursuant to Accounting Standards Codification 360, Property, Plant, and Equipment, we classify assets as "Assets Held For Sale" when we have committed to a plan to sell the assets, including the initiation of a plan to locate a buyer, the assets are available for immediate sale, and it is probable that the assets will be sold within one year based on current conditions and sales prices. Upon classifying the assets as held for sale, the assets are recorded at the lower of historical cost or fair value less selling costs and depreciation is discontinued. The assets of T-Chek qualify as held for sale at September 30, 2012. Assets classified as held for sale were $72.2 million as of September 30, 2012. Liabilities directly related to assets held for sale totaled $87.3 million as of September 30, 2012.

In conjunction with the asset purchase agreement, we have entered into two ten-year agreements with EFS: a money transfer services agreement and a MasterCard services agreement. These agreements for ongoing activities between us and EFS are expected to result in significant cash outflows after the sale. Consequently, the sale of T-Chek's assets and liabilities will not result in the operating results of T-Chek being accounted for as a discontinued operation. Since the sale of T-Chek's assets and liabilities will not result in accounting for T-Chek's operations as a discontinued operation, the accompanying December 31, 2011 condensed consolidated balance sheet has not been reclassified to reflect the assets and liabilities of T-Chek as assets and liabilities held for sale.

A summary of the assets and liabilities of T-Chek, which are disclosed separately as held for sale in the condensed consolidated balance sheet, as of September 30, 2012 is as follows (in thousands):

Receivables, net	$50,278
Prepaid expenses	1,324
Property and equipment, net	2,233
Other assets	18,400
Total assets held for sale	$72,235

Accounts Payable	$85,677
Other accrued expenses	1,647
Total liabilities held for sale	$87,324

In addition to assets of T-Chek held for sale, cash of $24.3 million was acquired by EFS as a part of the transaction.

8. Subsequent Events

On October 1, 2012, we acquired all of the outstanding stock of the operating subsidiaries of Apreo Logistics S.A. ("Apreo"), a leading freight forwarder based in Warsaw, Poland for the purpose of expanding our current market presence and service offerings in Europe. For the year ended December 31, 2011, Apreo had gross revenues of approximately $100 million and net revenues of approximately $12 million. The total purchase price of Apreo was approximately $26.5 million which was paid in cash and is subject to post-closing adjustments.

On October 16, 2012, we sold substantially all of the operations of our subsidiary T-Chek, which represented a majority of our Payment Services business, to EFS. See Note 7 for a discussion of this transaction.

On October 29, 2012, we entered into a senior unsecured revolving credit facility for up to $500 million with a $500 million accordion feature, which expires on October 29, 2017. The purpose of this facility is to fund working capital, capital expenditures, dividends, share repurchases and to finance the acquisition of Phoenix International, Inc., ("Phoenix"). Advances under the facility carry an interest rate based our total funded debt to total capitalization, as measured at the end of each quarter, and are based on a spread over LIBOR for outstanding balances. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility.

On November 1, 2012, we acquired all of the outstanding stock of Phoenix for the purpose of expanding our current market presence and service offerings in international freight forwarding. In its most recently completed fiscal year, as of June 30, 2012, Phoenix generated gross revenues of approximately $807 million and net revenues of approximately $161 million. The total purchase price of Phoenix was $635 million, subject to post-closing adjustments. Ninety percent of the purchase was paid in cash, and ten percent was paid in newly-issued C.H. Robinson stock.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes.
Forward-looking Information
Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions or dispositions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in economic conditions; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to integrate the operations of acquired companies with our historic operations successfully; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; increases in fuel prices or fuel shortages; the impact of war on the economy; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011, filed on February 29, 2012.
Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update such statement to reflect events or circumstances arising after such date.
Overview
Our company. We are a global provider of transportation services and logistics solutions, operating through a network of branch offices in North America, Europe, Asia, South America, and Australia. As a third party logistics provider, we cultivate contractual relationships with a wide variety of transportation companies, and utilize those relationships to efficiently and cost effectively transport our customers’ freight. We have contractual relationships with approximately 53,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), air freight and ocean carriers. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate transportation for each shipment. Our model enables us to be flexible, provide solutions that optimize service for our customers, and minimize our asset utilization risk. In addition to transportation services, we also offer fresh produce sourcing. Our Sourcing business is the buying, selling, and marketing of fresh produce. We supply fresh produce through our network of third party produce growers and suppliers. Our customers include grocery retailers and restaurants, produce wholesalers, and foodservice providers. In many cases, we also arrange the logistics and transportation of the products we sell and provide related supply chain services such as replenishment, category management, and merchandising. Historically, we also have provided fee-based payment services primarily through our subsidiary, T-Chek Systems, Inc., ("T-Chek"). T-Chek has provided a variety of payment management and business intelligence services primarily to motor carrier companies and to fuel distributors. Those services include funds transfer, fuel purchasing, and online expense management. For most of these services, T-Chek charges a fee per transaction. On October 16, 2012, we sold substantially all of the assets and transferred certain liabilities of T-Chek to Electronic Funds Source, LLC ("EFS"). See footnote 7 to the condensed consolidated financial statements for a discussion of the sale of the T-Chek business and the classification of the T-Chek assets as held for sale in the financial statements. We expect to continue to generate Payment Services revenues from the cash advance option we offer our contracted carriers at a rate of approximately $3 million per quarter.

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
Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount as of September 30, 2012 increased 5.5 percent compared to our headcount as of December 31, 2011. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our sales employees more service-oriented and focused on driving growth and maximizing office productivity. In 2003, we implemented a restricted equity program to better align our key employees with the interests of our shareholders, and to motivate and retain them for the long term. These restricted equity awards vest over a period of up to five years based on the company’s earnings growth, and have been awarded annually since 2003.
Our customers. In 2011, we worked with more than 37,000 active customers. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very diverse and unconcentrated. Our top 100 customers represented approximately 34 percent of our total revenues and approximately 30 percent of our net revenues. Our largest customer was 3.6 percent of our total revenues and 2.3 percent of our total net revenues.
Our contracted carriers. Our contracted carrier base includes motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. In 2011, our carrier base was approximately 53,000. Motor carriers that had fewer than 100 tractors transported approximately 82 percent of our truckload shipments in 2011. In our Transportation business, no single carrier represents more than approximately two percent of our contracted carrier capacity.
Our goals. Since we became a publicly-traded company in 1997, our long-term compounded annual growth target has been 15 percent for net revenues, income from operations, and earnings per share. Although there have been periods where we have not achieved these goals, since 1997 we have exceeded this compounded growth goal in all three categories. Our expectation is that over time, we will continue to achieve our long-term target of 15 percent compounded annual growth, but that we will have periods in which we exceed that goal and periods in which we fall short. We expect to reach our long-term growth primarily through internal growth but acquisitions that fit our growth criteria and culture may also augment our growth.

Results of Operations
The following table summarizes our total revenues by service line (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% change	2012	2011	% change
Transportation	$2,445,883	$2,280,208	7.3%	$7,099,485	$6,540,266	8.6%
Sourcing	418,377	399,220	4.8	1,240,704	1,182,784	4.9
Payment Services	16,149	15,500	4.2	48,048	45,012	6.7
Total	$2,880,409	$2,694,928	6.9%	$8,388,237	$7,768,062	8.0%
The following table illustrates our net revenue margins, or net revenues as a percentage of total revenues, by service line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Transportation	15.6%	16.4%	15.8%	16.6%
Sourcing	8.1	8.3	8.5	8.5
Payment Services	100.0	100.0	100.0	100.0
Total	15.0%	15.7%	15.2%	15.9%
The following table summarizes our net revenues by service line (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% change	2012	2011	% change
Transportation:
Truck	$327,960	$321,366	2.1%	$956,007	$930,168	2.8%
Intermodal	10,074	10,538	-4.4	29,804	31,000	-3.9
Ocean	18,498	17,881	3.5	51,217	49,851	2.7
Air	9,046	9,940	-9.0	28,496	30,560	-6.8
Other Logistics Services	17,196	14,752	16.6	53,472	43,665	22.5
Total Transportation	382,774	374,477	2.2	1,118,996	1,085,244	3.1
Sourcing	33,747	33,089	2.0	105,895	101,017	4.8
Payment Services	16,149	15,500	4.2	48,048	45,012	6.7
Total	$432,670	$423,066	2.3%	$1,272,939	$1,231,273	3.4%

The following table represents certain statement of operations data, shown as percentages of our net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	41.5	42.1	42.4	43.2
Other selling, general, and administrative expenses	15.3	14.4	15.0	14.5
Total operating expenses	56.7	56.5	57.4	57.7
Income from operations	43.3	43.5	42.6	42.3
Investment and other income	0.0	0.0	0.1	0.0
Income before provision for income taxes	43.3	43.5	42.6	42.3
Provision for income taxes	16.4	16.5	16.1	16.2
Net income	26.9%	27.0%	26.5%	26.2%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Total revenues and direct costs. Our consolidated total revenues increased 6.9 percent in the third quarter of 2012 compared to the third quarter of 2011. Total Transportation revenues increased 7.3 percent to $2.4 billion in the third quarter of 2012 from $2.3 billion in the third quarter of 2011. This increase was driven by higher volumes in most of our transportation services. Total purchased transportation and related services increased 8.3 percent in the third quarter of 2012 to $2.1 billion from $1.9 billion in the third quarter of 2011. This increase was due to higher volumes and higher transportation costs in most of our transportation services. Our Sourcing revenue increased 4.8 percent to $418.4 million in the third quarter of 2012 compared to $399.2 million in the third quarter of 2011. This increase was driven by higher volumes. Purchased products sourced for resale increased 5.1 percent in the third quarter of 2012 to $384.6 million from $366.1 million in the third quarter of 2011. Our Payment Services revenue increased 4.2 percent to $16.1 million in the third quarter of 2012 from $15.5 million in the third quarter of 2011. The increase was driven primarily by an increase in transactions. As previously disclosed, we completed the sale of substantially all of the operations of our subsidiary, T-Chek, on October 16, 2012.
Net revenues. Total Transportation net revenues increased 2.2 percent to $382.8 million in the third quarter of 2012 from $374.5 million in the third quarter of 2011. Our Transportation net revenue margin declined to 15.6 percent in 2012 from 16.4 percent in 2011. This was largely driven by higher transportation costs. In our largest transportation service, truckload transportation, our different pricing arrangements with customers and contracted carriers make it very difficult to measure the precise impact of changes in fuel prices; however, we believe that fuel costs essentially act as a pass-through to our truckload business. In the third quarter of 2012, our average fuel surcharge was unchanged from the third quarter of 2011 and we believe had no impact on our net revenue margin.
Truck net revenues, which consist of truckload and less-than-truckload (“LTL”) services, comprised approximately 76 percent of our total net revenues in the third quarter of 2012. Our truck net revenues increased 2.1 percent to $328.0 million in the third quarter of 2012 from $321.4 million in the third quarter of 2011. Our truckload volumes increased approximately eight percent. Truckload net revenue margin declined in the third quarter of 2012. On average, our truckload rate per mile to our customers was unchanged in the third quarter of 2012 compared to the third quarter of 2011. Our truckload transportation costs increased approximately one percent. Our LTL net revenues increased approximately 11 percent. The increase was driven by an increase in total shipments of approximately 17 percent, partially offset by decreased net revenue margin.
Our intermodal net revenues decreased 4.4 percent in the third quarter of 2012. This was due to decreased net revenue margin, offset partially by volume growth. Our net revenue margin decline was due to a change in our mix of customers and increased cost of capacity.
Our ocean transportation net revenues increased 3.5 percent in the third quarter of 2012, due to increased pricing, partially offset by volume declines.
Our air transportation net revenues decreased 9.0 percent in the third quarter of 2012 due to pricing declines, partially offset by volume increases.
Other logistics services net revenues consist primarily of transportation management services, customs, warehousing, and small parcel. The increase of 16.6 percent in the third quarter of 2012 was driven primarily by transaction increases in transportation management services and customs net revenues.

Sourcing net revenues increased 2.0 percent in the third quarter of 2012. This was due partially to the acquisition of Timco Worldwide (“Timco”), acquired on September 26, 2011, which we estimate contributed approximately four percent to the growth in Sourcing net revenues in the third quarter of 2012. Our net revenue margin decreased to 8.1 percent in 2012 from 8.3 percent in 2011.
Our Payment Services net revenues increased 4.2 percent in the third quarter of 2012 to $16.1 million. The increase was driven primarily by an increase in transactions.
Operating expenses. For the third quarter, operating expenses increased 2.6 percent to $245.4 million in 2012 from $239.1 million in 2011. This was due to an increase of 0.7 percent in personnel expenses and an increase of 8.3 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses increased to 56.7 percent in the third quarter of 2012 from 56.5 percent in the third quarter of 2011.

Our personnel expenses are driven by headcount and earnings growth. For the third quarter, personnel expenses increased to $179.3 million in 2012 from $178.1 million in 2011. Our personnel expenses as a percentage of net revenue decreased in the third quarter of 2012 to 41.5 percent compared to 42.1 percent in the third quarter of 2011. Our personnel expense increase was driven by an increase in our average headcount of approximately nine percent, partially offset by declines in various incentive plans that are designed to keep expenses variable based on growth in earnings.
For the third quarter of 2012, other selling, general, and administrative expenses increased to $66.1 million from $61.0 million in the third quarter of 2011. Other operating expense growth was driven by an increase in the provision for doubtful accounts, accounting and legal due diligence costs related to acquisitions and dispositions, and travel expenses, partially offset by a decrease in claims.
Income from operations. Income from operations increased 1.8 percent to $187.3 million for the third quarter of 2012. Income from operations as a percentage of net revenues was 43.3 percent for the third quarter of 2012 compared to 43.5 percent for the third quarter of 2011.
Investment and other income. Investment and other income increased 52.0 percent to $0.1 million for the third quarter of 2012.
Provision for income taxes. Our effective income tax rate was 37.9 percent for each of the third quarters of 2012 and 2011. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
Net Income. Net income increased 1.7 percent to $116.3 million for the third quarter of 2012. Basic and diluted net income per share were $0.72 and $0.70 for the third quarter of 2012 and 2011.
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Total revenues and direct costs. Our consolidated total revenues increased 8.0 percent for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Total Transportation revenues increased 8.6 percent to $7.1 billion in first nine months of 2012 from $6.5 billion in the first nine months of 2011. This increase was driven by higher volumes in all of our transportation services. Total purchased transportation services increased 9.6 percent in the nine months ended September 30, 2012 to $6.0 billion from $5.5 billion in the nine months ended September 30, 2011. These increases were driven by volume increases in all of our transportation modes, higher transportation rates, and higher fuel prices. Our Sourcing revenue increased 4.9 percent to $1.24 billion in the nine months ended September 30, 2012 from $1.18 billion in the nine months ended September 30, 2011. Purchased products sourced for resale increased 4.9 percent in the nine months ended September 30, 2012 to $1.13 billion from $1.08 billion in the nine months ended September 30, 2011. This increase is primarily due to volume growth. Our Payment Services revenue increased 6.7 percent to $48.0 million in the nine months ended September 30, 2012 from $45.0 million in the nine months ended September 30, 2011. The increase was driven by transaction growth.
Net revenues. Total Transportation net revenues increased 3.1 percent to $1.12 billion in the nine months ended September 30, 2012 from $1.09 billion in the nine months ended September 30, 2011. Our Transportation net revenue margin decreased to 15.8 percent in 2012 from 16.6 percent in 2011 driven by higher transportation costs and higher fuel costs, partially offset by increased average transportation pricing.
Our truck net revenues, which consist of truckload and LTL services, comprised approximately 75 percent of our total net revenues in the nine months ended September 30, 2012. Our truck net revenues increased 2.8 percent to $956.0 million in the nine months ended September 30, 2012 from $930.2 million in the nine months ended September 30, 2011. Our truckload volumes increased approximately nine percent. Our truckload average rate per mile to our customers increased approximately two percent. Excluding the estimated impacts of the change in fuel, on average, our truckload rate per mile to our customers increased approximately one percent in the nine months ended September 30, 2012. Our truckload net revenue margin decreased due to increased truckload transportation costs. Excluding the estimated impacts of fuel, our cost of truckload capacity increased approximately two percent as carriers increased their rates.
During the nine months ended September 30, 2012, our LTL net revenues increased approximately 12 percent. The increase was driven by an increase in total shipments of approximately 16 percent, partially offset by a decline in our net revenue margin. Our LTL net revenue margin decreased during the nine months ended September 30, 2012 compared with the same period of 2011 due to increased transportation costs.

Our intermodal net revenue decrease of 3.9 percent to $29.8 million in the nine months ended September 30, 2012 was driven largely by cost increases. Net revenue margin decreased in the nine months ended September 30, 2012. This decline was due to a change in our mix of customers and increased cost of capacity.
Our ocean transportation net revenue increased 2.7 percent to $51.2 million in the nine months ended September 30, 2012 driven by increased volumes and net revenue margin. Net revenue margin increased in the nine months ended September 30, 2012 due to lower cost of transportation.
Our air transportation net revenue decrease of 6.8 percent to $28.5 million in the nine months ended September 30, 2012 was driven by decreased pricing, partially offset by increased volume. Net revenue margin increased in the nine months ended September 30, 2012 due to pricing declines.
Other logistics services net revenues consist primarily of transportation management services, customs, warehousing, and small parcel. The increase of 22.5 percent in the nine months ended September 30, 2012, was driven primarily by transaction increases in transportation management services and customs net revenues.
For the nine months ended September 30, 2012, Sourcing net revenue increased 4.8 percent to $105.9 million in 2012 from $101.0 million in 2011. This was primarily due to the acquisition of Timco, which we estimate contributed approximately five percent to the growth in Sourcing net revenues in the nine months ended September 30, 2012 compared to 2011.
Our Payment Services net revenue increased 6.7 percent in the nine months ended September 30, 2012 to $48.0 million. The increase was driven by an increase in transactions.
Operating expenses. For the first nine months of 2012, operating expenses increased 2.9 percent to $731.2 million from $710.5 million in 2011. This was due to an increase of 1.5 percent in personnel expenses and an increase of 7.3 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses decreased to 57.4 percent in the nine months ended September 30, 2012 from 57.7 percent in the nine months ended September 30, 2011.
Our personnel expenses as a percentage of net revenue decreased in the nine months ended September 30, 2012 to 42.4 percent compared to 43.2 percent in the nine months ended September 30, 2011. This decrease was primarily the result of a decrease in incentive compensation, including stock based compensation and profit sharing expenses. These expenses are designed to reflect earnings changes. For the nine months ended September 30, 2012, stock based compensation expense decreased 34.3 percent to $21.1 million million from $32.1 million million for the same period of 2011. Our headcount as of September 30, 2012 increased approximately nine percent over September 30, 2011.
For the nine month period ended September 30, 2012, other selling, general, and administrative expenses increased 7.3 percent to $191.3 million from $178.3 million in 2011. Other selling, general, and administrative expenses as a percentage of net revenue increased to 15.0 percent percent in 2012 compared to 14.5 percent in 2011. This increase was driven primarily by an increase in travel expenses and software amortization, partially offset by a reduction in claims. As previously disclosed, we recorded a $5.9 million charge in the first quarter of 2011 due to a ruling by the Illinois Court of Appeals.
Income from operations. Income from operations increased 4.0 percent to $541.7 million for the nine months ended September 30, 2012. Income from operations as a percentage of net revenues was 42.6 percent for the nine months ended September 30, 2012 compared to 42.3 percent for the nine months ended September 30, 2011.
Investment and other income. Investment and other income increased 62.4 percent to $1.0 million for the nine months ended September 30, 2012. This was due to the receipt of a $0.4 million distribution from a previously impaired cost-method investment. Partially offsetting this increase was a decreased return on a lower average invested balance in the nine month period ended September 30, 2012 compared to the same period of 2011.
Provision for income taxes. Our effective income tax rate was 37.8 percent for the nine months ended September 30, 2012 and 38.2 percent for the nine months ended September 30, 2011. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
Net Income. Net income increased 4.7 percent to $337.4 million for the nine months ended September 30, 2012. Basic net income per share was $2.09 and $1.96 for the nine months ended September 30, 2012. Diluted net income per share was $2.08 and $1.95 for the nine months ended September 30, 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. Cash and cash equivalents totaled $273.0 million and $382.7 million as of September 30, 2012 and 2011. Working capital at September 30, 2012 and 2011 was $788.1 million and $760.0 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions to support our long-term growth strategy, but those acquisitions must fit our culture and enhance our growth opportunities. We continue to invest our cash with a focus on principal preservation. Our current interest-bearing cash and investments are money market securities from treasury and tax exempt money issuers. Our investment income related to cash and cash equivalents is down for the third quarter of 2012 compared to the third quarter of 2011 due to a decrease in our average invested balance.
On October 16, 2012, we sold our Payment Services business for $302.5 million. On October 29, 2012, we entered into a senior unsecured revolving credit facility for up to $500 million with a $500 million accordion feature, which expires on October 29, 2017. The proceeds of the sale and the credit facility will be used to fund working capital, capital expenditures, dividends, share repurchases, and to finance the acquisition of Phoenix.
Cash flow from operating activities. We generated $267.2 million of cash flow from operations during the nine months ended September 30, 2012 compared to $293.6 million in the first nine months of 2011. The decline is related to accrued compensation that varies based on earnings growth. Lower earnings growth in 2012 compared to 2011 has resulted in a smaller change in these accruals.
Cash used for investing activities. We used $38.7 million and $14.6 million of cash flow for investing activities during the nine months ended September 30, 2012 and 2011. We used $38.9 million of cash for capital expenditures, including the purchase and development of software, during the nine months ended September 30, 2012 compared to $29.1 million during the nine months ended September 30, 2011. We had $9.3 million of cash provided from net purchases, sales, and maturities of available-for-sale securities during the nine months ended September 30, 2011.
Cash used for financing activities. We used $328.5 million of cash flow for financing activities during the nine months ended September 30, 2012 compared to $292.7 million during the nine months ended September 30, 2011. The increase in cash used for financing activities was due to increases in dividends paid, payments of contingent consideration, and shares repurchased.
We used $167.1 million of cash flow for share repurchases during the nine months ended September 30, 2012 compared to $161.5 million during the nine months ended September 30, 2011. This is due to an increase of 22.0 percent in the number of shares purchased partially offset by a 15.0 percent decrease in the average price per share. We are currently purchasing shares under the 2009 authorization of 10,000,000 shares. As of September 30, 2012, there were 2,280,346 shares remaining for repurchase under this authorization. In August 2012 an additional 10,000,000 shares were authorized by the Board of Directors for repurchase. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
We used $163.3 million to pay cash dividends during the nine months ended September 30, 2012 compared to $146.3 million during the nine months ended September 30, 2011, with the increase in 2012 due to a 13.8 percent increase in our quarterly dividend rate to $0.33 per share in 2012 from $0.29 per share in 2011.
We also used $11.6 million and $4.3 million of cash flow for the payment of contingent consideration during the nine months ended September 30, 2012 and 2011.
Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations and the amount available under our credit facility, will be sufficient to satisfy our anticipated needs for working capital, capital expenditures, and cash dividends in future periods.

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
Additionally, in our Sourcing business, we take loss of inventory risk during shipment and have general inventory risk. Certain transactions in customs brokerage, transportation management, Sourcing, and all transactions in Payment Services are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.
Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $33.3 million as of September 30, 2012, increased compared to the allowance of $31.3 million as of December 31, 2011. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
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
We had $273.0 million of cash and investments on September 30, 2012. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are money market securities from treasury and tax exempt money issuers. Because of the credit risk criteria of our investment policies and practices, the primary market risks associated with these investments are interest rate and liquidity risks. A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments. Market risk arising from changes in foreign currency exchange rates are not material due to the size of our international operations.

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
The following table provides information about purchases by the company during the quarter ended September 30, 2012 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012	569,694	$56.00	569,694	2,790,326
August 1, 2012 – August 31, 2012	509,980	$53.86	509,980	12,280,346
September 1, 2012 – September 30, 2012	—	$—	—	12,280,346
Total:	1,079,674	$54.99	1,079,674	12,280,346

(1)
In August 2009, the C.H. Robinson Board of Directors authorized management to repurchase an additional 10,000,000 shares of our common stock. We are currently purchasing shares under this 2009 authorization. As of September 30, 2012, there were 2,280,346 shares remaining under the 2009 authorization. In August 2012, the Board of Directors authorized management to repurchase an additional 10,000,000 shares of our common stock.

ITEM 3.	Defaults on Senior Securities
None

ITEM 4.	Mine Safety Disclosures
Not applicable

ITEM 5.	Other Information
None

ITEM 6.	Exhibits
Exhibits filed with this report:

2.1
Asset Purchase Agreement by and among C.H. Robinson Worldwide, Inc., T-Chek Systems, Inc., and Electronic Funds Source LLC dated as of October 16, 2012 (excluding schedules and exhibits, which C.H. Robinson Worldwide, Inc. agrees to furnish to the Securities and Exchange Commission upon request) (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on October 17, 2012)

2.2
Purchase Agreement dated as of September 24, 2012 among Phoenix International Freight Services, Ltd., the Selling Shareholders party thereto, James William McInerney and Emil Sanchez, solely in their respective capacities as Selling Shareholder Representatives, and C.H. Robinson Worldwide, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed November 1, 2012)

3.1
Certificate of Incorporation of the Company (as amended on February 18, 2010) (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on August 15, 1997, Registration No. 333-33731)

10.1
Credit Agreement dated as of October 29, 2012 among C.H. Robinson Worldwide, Inc., the lenders party thereto and U.S. Bank National Association, as Administrative Agent for the Lenders, as Swing Line Lender and as LC Issuer (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 2012)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2012, formatted in XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
November 8, 2012

C.H. ROBINSON WORLDWIDE, INC.

By	/S/ JOHN P. WIEHOFF
John P. Wiehoff
Chief Executive Officer

By	/S/ CHAD M. LINDBLOOM
Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)