Form 10-K
period 2012-12-31
C H ROBINSON WORLDWIDE INC
filed 2013-03-01
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2012 was approximately $9,330,323,899 (based upon the closing price of $58.53 per common share on that date as quoted on The NASDAQ Global Select Market).
As of February 22, 2013, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 161,053,942.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 9, 2013 (the “Proxy Statement”), are incorporated by reference in Part III.

C.H. ROBINSON WORLDWIDE, INC.
ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2012

PART I

ITEM 1.	BUSINESS
Overview
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest third party logistics companies in the world with 2012 consolidated total revenues of $11.4 billion. We are a service company. We provide freight transportation services and logistics solutions to companies of all sizes, in a wide variety of industries. During 2012, we handled approximately 11.5 million shipments and worked with more than 42,000 active customers. We operate through a network of 276 offices, which we call branches, in North America, Europe, Asia, South America, and Australia. We have developed global transportation and distribution networks to provide transportation and supply chain services worldwide. As a result, we have the capability of facilitating most aspects of the supply chain on behalf of our customers.
As a third party logistics provider, we cultivate contractual relationships with a wide variety of transportation companies, and utilize those relationships to efficiently and cost effectively transport our customers’ freight. We have contractual relationships with approximately 56,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), air freight and ocean carriers. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate transportation for each shipment. Our model enables us to be flexible, provide solutions that optimize service for our customers, and minimize our asset utilization risk. As an integral part of our transportation services, we provide a wide range of value-added logistics services, such as freight consolidation, supply chain consulting and analysis, optimization, and reporting.
In addition to transportation, we provide sourcing services (“Sourcing”). Our Sourcing business is primarily the buying, selling, and marketing of fresh produce. It was our original business when we were founded in 1905. The foundation for much of our logistics expertise can be traced to our significant experience in handling produce and temperature controlled commodities. We supply fresh produce through our network of independent produce growers and suppliers. Our customers include grocery retailers and restaurants, produce wholesalers, and foodservice distributors. In many cases, we also arrange the logistics and transportation of the products we sell and provide related supply chain services such as replenishment, category management, and merchandising. We have developed proprietary brands of produce and have exclusive licensing agreements to distribute fresh produce under consumer recognized brand names. The produce for these brands is sourced through our preferred grower network and packed to order through contract packing agreements. We have instituted quality assurance and monitoring procedures with each of these preferred growers.
Historically, we provided fee-based payment services ("Payment Services") primarily through our subsidiary, T-Chek Systems, Inc., ("T-Chek"). T-Chek provided a variety of payment management and business intelligence services primarily to motor carrier companies and to fuel distributors. Those services included funds transfer, fuel purchasing, and online expense management. For most of these services, T-Chek charged a fee per transaction. On October 16, 2012, we sold substantially all of the assets and transferred certain liabilities of T-Chek to Electronic Funds Source, LLC ("EFS"). We expect to continue to generate Payment Services revenues from the cash advance option we offer our contracted carriers through continued agreements with T-Chek.
Our flexible business model has been the main driver of our historical results and has positioned us for continued growth. One of our competitive advantages is our branch network of 276 offices. Our branch employees are in close proximity to both customers and transportation providers, which gives them broad knowledge of their local markets and enables them to respond quickly to customers’ and transportation providers’ changing needs. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of most branch employees’ compensation is performance-oriented, based on the profitability of their branch and their contributions to the success of the branch. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity.

Our branches work together to complete transactions and collectively meet the needs of our customers. For large multi-location customers, we often coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. As an example, approximately 43 percent of our truckload shipments are shared transactions between branches. Our methodology of providing services is very similar across all branches. The majority of our global network operates on a common technology platform that is used to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction.
Historically, we have grown primarily through internal growth, by growing market share through the addition of new customers and expanding relationships with our current customers, adding new services, expanding our market presence and operations globally, and hiring additional salespeople. We have augmented our growth through selective acquisitions. In October 2012, we acquired all of the outstanding stock of the operating subsidiaries of Apreo Logistics S.A. ("Apreo"), a leading freight forwarder based in Warsaw, Poland. This acquisition enhances our truckload capabilities in Europe. In November 2012, we acquired all of the outstanding stock of Phoenix International Freight Services, Ltd, ("Phoenix"), an international freight forwarder based in Chicago, Illinois. Phoenix has a strong track record and diverse customer base in the international freight forwarding industry. This acquisition expanded our global forwarding network.
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
Transportation and Logistics Services
C.H. Robinson provides freight transportation and related logistics and supply chain services. Our services range from commitments on a specific shipment to much more comprehensive and integrated relationships. We execute these service commitments by hiring and training people, developing proprietary systems and technology processes, and utilizing our network of subcontracted transportation providers, including contract motor carriers, railroads, air freight carriers, and ocean carriers. We make a profit on the difference between what we charge to our customers for the totality of services provided to them and what we pay to the transportation providers to handle or transport the freight. While industry definitions vary, given our extensive subcontracting to create a flexible network of solutions, we are generally referred to in the industry as a third-party logistics company.
We provide all of the following transportation and logistics services:

•
Truckload — Through our contracts with motor carriers, we have access to dry vans, temperature controlled vans, flatbeds, and bulk capacity. We also offer time-definite and expedited truck transportation.

•
Less Than Truckload (“LTL”) — LTL transportation involves the shipment of single or multiple pallets of freight, up to and including full trailer load freight. We focus on shipments of a single pallet or larger, although we handle any size shipment. Through our contracts with motor carriers and our operating system, we consolidate freight and freight information to provide our customers with a single source of information on their freight. In many instances, we will consolidate partial shipments for several customers into full truckloads.

•
Intermodal — Our intermodal transportation service is the shipment of freight in trailers or containers by a combination of truck and rail. We have intermodal marketing agreements with container owners and all Class 1 railroads in North America, and we arrange local pickup and delivery (known as drayage) through local contracted motor carriers.

•	Ocean — We consolidate shipments, determine routing, select ocean carriers, contract for ocean shipments, and provide for local pickup and delivery of shipments.

•	Air — We provide door-to-door service as a full-service international and domestic air freight forwarder.

•	Other Logistics Services — We provide fee-based transportation management services, customs brokerage, warehousing services, and other services.

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
Once the contracted carrier is selected, the salesperson communicates with the contract carrier to agree on the cost for the transportation and the contract carrier’s commitment to provide the transportation. We are in contact with the contract carrier through numerous means of communication to meet our customers’ requirements as well as track the status of the shipment from origin to delivery.

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
As a result of our logistics capabilities, some of our customers have us handle all, or a substantial portion, of their freight transportation requirements. Our branch employees price our services to provide a profit to us for the totality of services performed for the customer. In some cases, our services to the customer are priced on a spot market, or transactional, basis. In a number of instances, we have contracts with the customer in which we agree to handle an estimated number of shipments, usually to specified destinations, such as from the customer’s plant to a distribution center. Our commitments to handle the shipments are usually at pre-determined rates. Most of our rate commitments are for one year or less and allow for renegotiation. As is typical in the transportation industry, most of these contracts do not include specific volume commitments. When we enter into prearranged rate agreements for truckload services with our customers, we usually have fuel surcharge agreements in addition to the underlying line-haul portion of the rate.
We purchase the majority of our truckload services from our contract truckload carriers on a spot market or transactional basis, even when we are working with the customer on a contractual basis. When we enter into spot transactions with contract motor carriers, we generally negotiate a mutually agreed upon total market rate that includes all costs, including any applicable fuel expense. However, if requested by the contract carrier, we will estimate and report fuel separately. In a small number of cases, we may get advance commitments from one or more contract carriers to transport contracted shipments for the length of our customer contract. In those cases, where we have prearranged rates with contract carriers, there is a calculated fuel surcharge based on a mutually agreed-upon formula.
In the course of providing day-to-day transportation services, our branch employees often identify opportunities for additional logistics services as they become more familiar with our customers’ daily operations and the nuances of our customers’ supply chains. We offer a wide range of logistics services on a worldwide basis that reduce or eliminate supply chain inefficiencies. We will analyze the customers’ current transportation rate structures, modes of shipping, and carrier selection. We can identify opportunities to consolidate shipments for cost savings. We will suggest ways to improve operating and shipping procedures and manage claims. We can help customers minimize storage through crossdocking and other flow-through operations. We may also examine the customers’ warehousing and dock procedures. Many of these services are bundled with underlying transportation services and are not typically priced separately. They are usually included as a part of the cost of transportation services provided by us, based on the nature of the customer relationship. In addition to these transportation services, we may provide additional logistics services such as contract warehousing, consulting, transportation management, and other services, for which we are usually paid separately.
As we have emphasized integrated logistics solutions, our relationships with many customers have broadened, and we have become a key provider to them by managing a greater portion of their supply chains. We may serve our customers through specially created teams and through several branches. Our transportation services are provided to numerous international customers through our worldwide branch network. See Note 1 to our 2012 Consolidated Financial Statements included in Part II, Item 8 of this report for an allocation of our total revenues from domestic and foreign customers for the years ended December 31, 2012, 2011, and 2010 and our long-lived assets as of December 31, 2012, 2011, and 2010 in the United States and in foreign locations.

The table below shows our net revenues by transportation mode for the periods indicated:
Transportation Net Revenues

	Year Ended December 31,
(in thousands)	2012	2011	2010	2009	2008
Truck(1)	$1,284,280	$1,236,611	$1,076,247	$1,040,703	$1,030,070
Intermodal	38,815	41,189	36,550	35,245	43,618
Ocean	84,924	66,873	60,763	54,188	62,094
Air	44,444	39,371	42,315	32,662	35,390
Other Logistics Services	75,674	59,872	57,254	44,784	41,407
Total	$1,528,137	$1,443,916	$1,273,129	$1,207,582	$1,212,579
 _____________________________

(1)	Includes truckload and LTL net revenues.
Transportation services accounted for approximately 89 percent of our net revenues in 2012, 88 percent of our net revenues in 2011, and 87 percent of our net revenues in 2010.
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
Sourcing accounted for approximately eight percent of our net revenues in 2012 and 2011, and nine percent in 2010.

Payment Services
On October 16, 2012, we sold substantially all of the operations of T-Chek, which represented a majority of our Payment Services to EFS. However, we expect to generate Payment Services revenues from the cash advance option we offer our contracted carriers at a rate of approximately $3 million per quarter.
Payment Services accounted for approximately three percent of our net revenues in 2012, and four percent of our net revenues in 2011 and 2010.

Organization
Branch Network. To keep us close to our customers and markets, we operate through a network of offices, which we call “branches.” We currently have 276 branches in the following areas of the world:

Region	Number of Branches
North America	189
Europe	51
Asia	31
South America	4
Australia	1
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
Salespeople in the branches both sell to and service their customers. Sales opportunities are identified through our internal database, referrals from current customers, leads generated by branch office personnel through knowledge of their local and regional markets, and company marketing efforts. Salespeople are also responsible for recruiting new over-the-road contract carriers, who are referred to our centralized carrier services group to make sure they are properly licensed and insured and have acceptable Federal Motor Carrier Safety Administration ("FMCSA") issued safety ratings.
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

Early in their tenure, most newly-hired branch employees go through centralized training that emphasizes development of the skills necessary to become productive members of a branch team, including technology training on our proprietary systems and our customer service philosophy. Centralized training is followed by ongoing, on-the-job training at the branch level. We expect most new salespeople to start contributing to the success of the branch in a matter of weeks.
Employees at a branch operate and are compensated in large part on a team basis. The team structure is motivated by our performance-based compensation system, in which a significant portion of the cash compensation of most branch managers and salespeople is dependent on the profitability of their particular branch. Branch managers and most salespeople who have been employed for at least one complete year are paid a performance-based bonus, which is a portion of the branch’s earnings for that calendar year. The percentage they can potentially earn is predetermined in an annual bonus contract and is based on their productivity and contributions to the overall success of the branch. Within our 401(k) plan, employees can also receive profit sharing contributions that depend on our overall profitability and other factors. In some special circumstances, such as opening new branches, we may guarantee a level of compensation to the branch manager and key salespeople for a short period of time.
All of our managers and certain other employees who have significant responsibilities are eligible to receive equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders. Generally, these awards vest over five-year periods and also include performance-based requirements.
Individual salespeople benefit both through the growth and profitability of individual branches and by achieving individual goals. They are motivated by the opportunity to advance in a variety of career paths, including branch management, corporate sales, and account management. We have a “promote from within” philosophy and fill nearly all branch management positions with current employees.

Shared Services
Our branches are supported by our shared and centralized services. Approximately 14 percent of our employees provide shared services in centralized centers. Approximately 33 percent of these shared services employees are information technology personnel who develop and maintain our proprietary operating system software and our wide area network.
Executive Officers
The Board of Directors designates the executive officers annually. Below are the names, ages, and positions of the executive officers:

Name	Age	Position
John P. Wiehoff	51	Chief Executive Officer and Chairman of the Board
Ben G. Campbell	47	Vice President, General Counsel and Secretary
Bryan D. Foe	45	Vice President, Europe
Angela K. Freeman	45	Vice President, Human Resources
James P. Lemke	45	Senior Vice President
Chad M. Lindbloom	48	Senior Vice President and Chief Financial Officer
Thomas K. Mahlke	41	Vice President, Chief Information Officer
Christopher J. O'Brien	45	Senior Vice President
Stéphane Rambaud	48	Senior Vice President
Scott A. Satterlee	44	Senior Vice President
Mark A. Walker	55	Senior Vice President
John P. Wiehoff has been chief executive officer of C.H. Robinson since May 2002, president of the company since December 1999, a director since 2001, and became the chairman in January 2007. Previous positions with the company include senior vice president from October 1998, chief financial officer from July 1998 to December 1999, treasurer from August 1997 to June 1998, and corporate controller from 1992 to June 1998. Prior to that, John was employed by Arthur Andersen LLP. John also serves on the Boards of Directors of Polaris Industries Inc. (NYSE: PII), a provider of off-road vehicles, snowmobiles, motorcycles and on-road electric/hybrid powered vehicles, and Donaldson Company, Inc. (NYSE: DCI), a provider of filtration systems. He holds a Bachelor of Science degree from St. John’s University.
Ben G. Campbell was named vice president, general counsel and secretary in January 2009. Ben joined C.H. Robinson in 2004 and most recently held the position of assistant general counsel. Before coming to C.H. Robinson, Ben was a partner at Rider Bennett, LLP, in Minneapolis, Minnesota. Ben holds a Bachelor of Science degree from St. John’s University and a Juris Doctor from William Mitchell School of Law.
Bryan D. Foe was named vice president, Europe in July 2012. He has served as a vice president since 2005. Additional positions with C.H. Robinson include president of T-Chek Systems, Inc., and manager of the Valley Forge, Pennsylvania, and Grand Rapids, Michigan, branch offices. Bryan joined the company in 1990. He also served as a Research Advisory Committee Member for the American Transportation Research Institute and was past treasurer of the Detroit Intermodal Association. He attended the Detroit College of Business.
Angela K. Freeman was named vice president, human resources in September 2012, having served as vice president, investor relations and public affairs since 2009. In that role she oversaw all internal and external communications, including marketing. Prior to that time, she served as the director of investor relations and as director of marketing communications. She also currently serves as the President of the C.H. Robinson Foundation. Angie joined the company in 1998. She holds a Master of Science from the London School of Economics, and a Bachelor of Arts and a Bachelor of Science from the University of North Dakota. Angie also serves as Chairperson of Community Health Charities of Minnesota.
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
Chad M. Lindbloom was named a senior vice president in December 2007. He has served as an executive and as chief financial officer since 1999. From June 1998 until December 1999, he served as corporate controller. Chad joined the company in 1990. Chad holds a Bachelor of Science degree and a Masters of Business Administration from the Carlson School of Management at the University of Minnesota. Chad also serves on the Board of Directors of XRS Corporation (NASDAQ: XRSC), a provider of vehicle data and fleet operations services to the trucking industry, and is a member of the Board of Directors of Children’s Hospitals and Clinics of Minnesota.
Thomas K. Mahlke was named vice president and chief information officer in August 2007. Prior to that time, he served as C.H. Robinson's corporate controller from December 1999 through August 2007. Tom joined the company in 1997 as an accounting manager. Before coming to C.H. Robinson, he was a supervisory senior accountant of Arthur Andersen LLP. Tom holds Bachelor of Accountancy degree from the University of North Dakota.
Christopher J. O'Brien was named a senior vice president in May 2012. He has served as a vice president since May 2003. Additional positions with C.H. Robinson include president of the company's European division and manager of the Raleigh, North Carolina branch office. Chris joined the company in 1993. He holds a Bachelor of Arts degree from Alma College in Alma, Michigan. Chris also serves on the Board of Trustees of the University of Minnesota's Landscape Arboretum.
Stéphane Rambaud was named a senior vice president in November 2012. Prior to that, he served as a chief executive officer for Phoenix International, a privately-held international freight forwarder, which was acquired by C.H. Robinson in November 2012. Stéphane joined Phoenix in 1985 and prior to becoming chief executive officer in 2007, he served as president from 2003 until 2007 and chief operating officer from 2000 until 2003. Stéphane completed his education at Académie Commerciale Internationale in Paris, France.
Scott A. Satterlee was named a senior vice president in December 2007. He has served as an executive and officer of C.H. Robinson since February 2002. Additional positions with C.H. Robinson include director of operations and manager of the Salt Lake City, Utah branch office. Scott joined the company in 1991. Scott holds a Bachelor of Arts degree from the University of St. Thomas. Scott also serves on the Board of Directors of Fastenal Company (NASDAQ: FAST), the largest fastener distributor in the nation.
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
Employees
As of December 31, 2012, we had a total of 10,929 employees, 9,432 of whom were located in our branch offices. Services such as accounting, information technology, legal, marketing, human resource support, credit and claims management, and carrier services are supported centrally.
Customer Relationships
We seek to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing them with a full range of logistics services. During 2012, we served over 42,000 active customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries.
During 2012, our largest customer accounted for approximately three percent of total revenues and approximately two percent of net revenues. In recent years, we have grown by adding new customers and by increasing our volumes with, and providing more services to, our existing customers.
Branches seek additional business from existing customers and pursue new customers based on their knowledge of the marketplace and the range of logistics services that we can provide. We believe that our account management disciplines and decentralized structure enable our salespeople to better serve our customers by combining a broad knowledge of logistics and market conditions with a deep understanding of the specific supply chain issues facing individual customers and certain vertical industries. With the guidance of our executive team, branches are given significant latitude to pursue opportunities and to commit our resources to serve our customers.
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

In 2012, we worked with approximately 56,000 transportation providers worldwide, of which the vast majority are contracted motor carriers. To strengthen and maintain our relationships with motor carriers, our salespeople regularly communicate with carriers and try to assist them by increasing their equipment utilization, reducing their empty miles, and repositioning their equipment. To make it easier for contract carriers to work with us, we have a policy of payment upon receipt of proof of delivery. For those contract carriers who would like a faster payment, we also offer payment within 48 hours of receipt of proof of delivery in exchange for a discount, along with offering in-trip cash advances.
Contracted motor carriers provide access to dry vans, temperature controlled vans, and flatbeds. These contract carriers are of all sizes, including owner-operators of a single truck, small and mid-size fleets, private fleets, and the largest national trucking companies. Consequently, we are not dependent on any one contract carrier. Our largest truck transportation provider was approximately two percent of our total cost of transportation in 2012. Motor carriers that had fewer than 100 tractors transported approximately 82 percent of our truckload shipments in 2012. Every motor carrier with which we do business is required to execute a contract that establishes that the carrier is acting as an independent contractor. At the time the contract is executed, and nightly, through subscriptions with a third party service, we verify that each motor carrier is properly licensed and insured, has the necessary federally-issued authority to provide transportation services, and has the ability to provide the necessary level of service on a dependable basis. Our motor carrier contracts require that the motor carrier issue invoices only to and accept payment solely from us for the shipments that they transport under their contract with us, and allow us to withhold payment to satisfy previous claims or shortages. Our standard contracts do not include volume commitments, and the initial contract rate is modified each time we confirm an individual shipment with a carrier.
We also have intermodal marketing agreements with container owners and all Class 1 railroads in North America, giving us access to additional trailers and containers. Our contracts with railroads specify the transportation services and payment terms by which our intermodal shipments are transported by rail. Intermodal transportation rates are typically negotiated between us and the railroad on a customer-specific basis. To support future growth, we have purchased 1,000 53-foot containers. We believe that these containers have helped us better serve our customers, and we will continue to analyze the strategy of controlling containers.

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

•	Our 56,000 contracted carrier relationships;

•
Our size, relative to other providers, is an advantage in attracting more carriers, which in turn enables us to serve our customers more efficiently and earn more business. Additionally, because of the large number of shipments we do annually, approximately 11.5 million in 2012, we have greater opportunity to efficiently identify available capacity for our customers’ needs;

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
Seasonality
Historically, our operating results have been subject to seasonal trends.  In recent years, operating income and earnings have been lower in the first quarter than in the other three quarters. We believe this pattern has been the result of, or influenced by, numerous factors including national holidays, weather patterns, consumer demand, economic conditions, and other similar and subtle forces. Although seasonal changes in the transportation industry have not had a significant impact on our cash flow or results of operations, we expect this trend to continue and we cannot guarantee that it will not adversely impact us in the future.
Proprietary Information Technology and Intellectual Property
Our information systems are essential to efficiently communicate, service our customers and contracted carriers, and manage our business. In 2012, we executed approximately 11.5 million shipments for more than 42,000 active customers and 56,000 contract carriers.
We rely on a combination of trademarks, copyrights, trade secrets, and nondisclosure and non-competition agreements to establish and protect our intellectual property and proprietary technology. Additionally, we have numerous registered trademarks, trade names, and logos in the United States and international locations.
In October, we launched Navisphere®, a single platform that allows customers to communicate worldwide with every party in their supply chain across languages, currencies, and continents. Navisphere® offers sophisticated business analytics to help improve supply chain performance and meet increasing customer demands.
The CHRW Trucks web based platform provides contracted carriers additional access to our systems. Contract carriers can access available freight, perform on-line check calls, keep track of receivables, and upload scanned documentation. Many of our carriers favorite features from CHRW Trucks are also available through our CHRW Trucks mobile application available for Android and IOS mobile operating systems.
Our systems help our salespeople service customer orders, select the optimal mode of transportation, build and consolidate shipments, and identify appropriate carriers, all based on customer-specific service parameters. Our systems provide our vast organization the necessary business intelligence to allow for real time scorecards and necessary decision support in all areas of our business.

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
We maintain a broad cargo liability insurance policy to protect us against catastrophic losses that may not be recovered from the responsible contracted carrier. We also carry various liability insurance policies, including automobile and general liability, with a $200 million umbrella. Our contingent automobile liability coverage has a retention of $5 million per incident.
As a seller of produce, we may, under certain circumstances, have legal responsibility arising from produce sales. We carry product liability coverage under our general liability and umbrella policies to cover tort claims. In addition, in the event of a recall, we may be required to bear the costs of repurchasing, transporting, and destroying any allegedly contaminated product, as well as potential consequential damages which were generally not insured. Beginning in 2012, we carry product recall insurance coverage of $50 million. This policy has a retention of $5 million per incident.
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
Cautionary Statement Relevant to Forward-Looking Information
This Annual Report on Form 10-K and our financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report and other documents incorporated by reference contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K and in our other filings with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of any of our executive officers, the words or phrases “believes,” “may,” “could,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects,” or similar expressions and variations thereof are intended to identify such forward-looking statements.
Except for the historical information contained in this Form 10-K, the matters set forth in this document may be deemed to be forward-looking statements that represent our expectations, beliefs, intentions, or strategies concerning future events. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience or our present expectations, including, but not limited to, such factors such as changes in economic conditions including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel price increases or shortages; the impact of war on the economy; and other risks and uncertainties, including those described below. Forward-looking statements speak only as of the date they were made. We undertake no obligation to update these statements in light of subsequent events or developments.

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
We may be subject to negative impacts of catastrophic events. A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, strike, civil unrest, pandemic or other catastrophic event could cause delays in providing services or performing other critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or information systems could harm our ability to conduct normal business operations and adversely impact our operating results.
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
We are reliant on technology to operate our business. We have internally developed the majority of our operating systems. Our continued success is dependent on our systems continuing to operate and to meet the changing needs of our customers. We are reliant on our technology staff and vendors to successfully implement changes to and maintain our operating systems in an efficient manner. Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Because of our significant presence in the industry, we believe that we are a particularly attractive target for such attacks. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products and technical infrastructure to the satisfaction of our users may harm our reputation and our ability to retain existing customers and attract new customers.
Because we manage our business on a decentralized basis, our operations may be materially adversely affected by inconsistent management practices. We manage our business on a decentralized basis through a network of branch offices throughout North America, Europe, Asia, South America, and Australia, supported by executives and services in a central corporate office, with branch management retaining responsibility for day-to-day operations, profitability, personnel decisions, the growth of the business in their branch, and adherence to applicable local laws. Our decentralized operating strategy can make it difficult for us to implement strategic decisions and coordinated procedures throughout our global operations. In addition, some of our branches operate with management, sales, and support personnel that may be insufficient to support growth in their respective branch without significant central oversight and coordination. Our decentralized operating strategy could result in inconsistent management practices and materially and adversely affect our overall profitability and expose us to litigation.
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
We are subject to claims arising from our transportation operations. We use the services of thousands of transportation companies in connection with our transportation operations. From time to time, the drivers employed and engaged by the carriers we contract with are involved in accidents which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. In addition, our automobile liability policy has a retention of $5 million per incident in 2010, 2011, and 2012. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability. Our involvement in the transportation of certain goods, including but not limited to hazardous materials, could also increase our exposure in the event one of our contracted carriers is involved in an accident resulting in injuries or contamination.

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
Sourcing and reselling fresh produce exposes us to possible product liability. Agricultural chemicals used on fresh produce are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. This risk is mitigated in the majority of cases where we source produce, as we do not handle or package the product. Product recalls in the produce industry have been caused by concern about particular chemicals and alleged contamination, often leading to lawsuits brought by consumers of allegedly affected produce. Because we sell produce, we may face claims for a variety of damages arising from the sale which may include potentially uninsured consequential damages. While we are insured for up to $201 million for product liability claims, settlement of class action claims is often costly, and we cannot guarantee that our liability coverage will be adequate and will continue to be available. If we have to recall produce, we may be required to bear the cost of repurchasing, transporting, and destroying any allegedly contaminated product, as well as consequential damages, which our insurance did not cover prior to 2012. Beginning in 2012, we carry product recall insurance coverage of $50 million. This policy has a retention of $5 million per incident. Any recall or allegation of contamination could affect our reputation, particularly of our proprietary and/or licensed branded produce programs. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.
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
A significant increase in fraud or theft could adversely affect our results. We have exposure to both internal and external fraud and theft. Unauthorized or fraudulent requests for advances or payment can occur. A significant increase in fraudulent activity could adversely affect our results.
We derive a significant portion of our total revenues and net revenues from our largest customers. Our top 100 customers comprise approximately 34 percent of our consolidated total revenues and 29 percent of consolidated net revenues. Our largest customer comprises approximately three percent of our consolidated total revenues and approximately two percent of our consolidated net revenues. The sudden loss of many of our major clients could materially and adversely affect our operating results.
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

We may have difficulties integrating acquired companies. For acquisitions, including Phoenix and Apreo, success is also dependent upon efficiently integrating the acquired business into our existing operations. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time. We are required to integrate these businesses into our internal control environment, which may present challenges that are different than those presented by organic growth and that may be difficult to manage. If we are unable to successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, our business, prospects, results of operations, financial position and cash flows could be materially and adversely affected.
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

Most of our branch offices are leased from third parties under leases with initial terms ranging from three to fifteen years. Our office locations range in space from 1,000 to 153,000 square feet. The following table lists our office locations of greater than 20,000 square feet:

Location	Approximate Square Feet
Eden Prairie, MN	153,000
Eden Prairie, MN(1)	105,000
Chicago, IL(1)	80,000
Wood Dale, IL	72,000
Eden Prairie, MN	67,000
Chicago, IL	48,000
Atlanta, GA	27,000
Elk Grove Village, IL	25,000
Chicago, IL	21,000
Woodridge, IL	21,000
 ____________________________

(1)	These properties are owned. All other properties in the tables above are leased from third parties.

We also own or lease warehouses totaling approximately 1.5 million square feet of warehouse space in 38 cities around the world. The following table lists our warehouses over 50,000 square feet:

Location	Approximate Square Feet
Long Beach, CA	223,000
Elk Grove Village, IL	107,000
Wroclaw, Poland	104,000
Laredo, TX (2)	87,000
Vancouver, WA	79,000
Miramar, FL	75,000
Blonie, Poland	65,000
Plant City, FL(1)	65,000
Doral, FL	59,000
Bethlehem, PA	55,000
Cobden, IL(1)	52,000
Torrance, CA	52,000
 ____________________________

(1)	These properties are owned. All other properties in the tables above are leased from third parties.

(2)	We lease two separate locations in Laredo, Texas which total the square footage shown here.
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
Our Common Stock began trading on The NASDAQ National Market under the symbol “CHRW” on October 15, 1997 and currently trades on the NASDAQ Global Select Market.
Quarterly market information can be found in Part II, Item 8. Financial Statements and Supplementary Data, Note 9.
On February 22, 2013, the closing sales price per share of our Common Stock as quoted on the NASDAQ National Market was $57.97 per share. On February 22, 2013, there were approximately 172 holders of record and approximately 67,000 beneficial owners of our Common Stock.
We declared quarterly dividends during 2011 for an aggregate of $1.20 per share and quarterly dividends during 2012 for an aggregate of $1.34. We have declared a quarterly dividend of $0.35 per share payable to shareholders of record as of March 1, 2013, payable on March 29, 2013. Our declaration of dividends is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon our results of operations, capital requirements and financial condition, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or continue to pay dividends on the shares of Common Stock in the future.
During the third quarter of 2009, the C.H. Robinson Board of Directors authorized management to repurchase an additional 10,000,000 shares. We are currently purchasing shares under this authorization. As of December 31, 2012, there were 827,443 shares remaining for purchase under the 2009 authorization. During the third quarter of 2012, the Board of Directors authorized management to repurchase an additional 10,000,000 shares of our Common Stock.
The following table provides information about company purchases during the quarter ended December 31, 2012 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2012—October 31, 2012	—	$—	—	12,280,346
November 1, 2012—November 30, 2012	490,018	61.14	490,018	11,790,328
December 1, 2012—December 31, 2012	962,885	62.31	962,885	10,827,443
Fourth quarter 2012	1,452,903	$61.92	1,452,903	10,827,443
________________________________

(1)
During the third quarter of 2009, the C.H. Robinson Board of Directors authorized management to repurchase an additional 10,000,000 shares. We are currently purchasing shares under this authorization. As of December 31, 2012, there were 827,443 shares remaining under the 2009 authorization. During the third quarter of 2012, the Board of Directors authorized management to repurchase an additional 10,000,000 shares of our Common Stock.

The graph below compares the cumulative 5-year total return of holders of C.H. Robinson Worldwide, Inc.’s Common Stock with the cumulative total returns of the S&P 500 index, the NASDAQ Transportation index, and the S&P Midcap 400 index. The graph tracks the performance of a $100 investment in our Common Stock and in each index (with the reinvestment of all dividends) from December 31, 2007 to December 31, 2012.

	December 31,
	2007	2008	2009	2010	2011	2012
C.H. Robinson Worldwide, Inc.	100.00	103.40	112.48	156.14	138.17	127.97
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
S&P Midcap 400	100.00	63.77	87.61	110.94	109.02	128.51
NASDAQ Transportation	100.00	72.93	72.29	91.64	79.89	95.85
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA
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

STATEMENT OF OPERATIONS DATA Year Ended December 31,	2012 (1)	2011	2010	2009	2008
Total revenues	$11,359,113	$10,336,346	$9,274,305	$7,577,189	$8,578,614
Net revenues	1,717,571	1,632,658	1,467,978	1,381,959	1,374,963
Income from operations	675,320	692,730	622,860	584,811	571,586
Net income	593,804	431,612	387,026	360,830	359,177
Net income per share
Basic	$3.68	$2.63	$2.35	$2.15	$2.12
Diluted	$3.67	$2.62	$2.33	$2.13	$2.08
Weighted average number of shares outstanding (in thousands)
Basic	161,557	164,114	164,909	167,695	169,056
Diluted	161,946	164,741	165,972	169,194	172,733
Dividends per share	$1.34	$1.20	$1.04	$0.97	$0.90

BALANCE SHEET DATA As of December 31,
Working capital	$440,073	$734,911	$710,161	$575,462	$650,218
Total assets	2,804,225	2,138,041	1,995,699	1,834,248	1,815,721
Current portion of long term debt	253,646	—	—	—	—
Stockholders’ investment	1,504,372	1,248,474	1,204,068	1,079,900	1,107,221

OPERATING DATA
Branches	276	235	231	235	228
Employees	10,929	8,353	7,628	7,347	7,961
_________________________

(1)	2012 is not comparable to the previous years shown in this table due to certain significant event-specific charges or credits related to our recent acquisitions and divestitures.

Non-GAAP Data Reconciliation

To assist readers in understanding our financial performance and the impact of certain significant charges or credits related to our recent acquisitions and divestitures, we supplement the financial results that are generated in accordance with the accounting principles generally accepted in the United States, or GAAP, with non-GAAP financial measures. These measures include non-GAAP income from operations, non-GAAP net income, and non-GAAP basic and diluted net income per share. We believe that these non-GAAP measures provide meaningful insight into our operating performance excluding certain event-specific charges, and provide an alternative perspective of our results of operations. We use non-GAAP measures, including those set forth in the table below, to assess our operating performance for the year. Management believes that these non-GAAP financial measures reflect an additional way of analyzing aspects of our ongoing operations that, when viewed with our GAAP results, provides a more complete understanding of the factors and trends affecting our business. A reconciliation of adjusted results, reflecting the exclusion of certain non-recurring transaction impacts, to our GAAP results is set forth below.

Reported to Adjusted Statements of Operations Data
(in thousands, except per share amounts)

Non-GAAP Financial Measures	2012	2011	2010	2009	2008

Income from Operations	$675,320	$692,730	$622,860	$584,811	$571,586
Adjustments to Income from Operations (1)	45,196	—	—	—	—
Income from Operations - Adjusted	$720,516	$692,730	$622,860	$584,811	$571,586

Investment and Other Income	$283,142	$1,974	$1,242	$2,250	$6,801
Adjustments to Investment and Other Income (2)	(281,551)	—	—	—	—
Investment and Other Income - Adjusted	$1,591	$1,974	$1,242	$2,250	$6,801

Income before Income Taxes	$958,462	$694,704	$624,102	$587,061	$578,387
Adjustments to Income before Income Taxes	(236,355)	—	—	—	—
Income before Income Taxes - Adjusted	$722,107	$694,704	$624,102	$587,061	$578,387

Net Income	$593,804	$431,612	$387,026	$360,830	$359,177
Adjustments to Net Income	(146,797)	—	—	—	—
Net Income - Adjusted	$447,007	$431,612	$387,026	$360,830	$359,177

Net Income per Share (basic) - Adjusted	$2.77	$2.63	$2.35	$2.15	$2.12
Net Income per Share (diluted) - Adjusted	$2.76	$2.62	$2.33	$2.13	$2.08
_________________________

(1)
The adjustment to income from operations includes $34.6 million of personnel expense and $10.6 million of other selling, general and administrative expenses. Adjustments to personnel expense include $33.0 million in incremental vesting expense of our equity awards triggered by the gain on the divestiture of T-Chek and $1.4 million of transaction-related bonuses. Adjustments to other selling, general and administrative expenses include amounts paid to third parties for investment banking, legal, and accounting fees related to acquisitions and divestitures.

(2)	The adjustment to investment and other income reflects the gain from the divestiture of T-Chek.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table illustrates our net revenue margins by services and products:

For the years ended December 31,	2012	2011	2010
Transportation	15.8%	16.5%	16.8%
Sourcing	8.4	8.4	8.5
Payment Services	99.0	100.0	100.0
Total	15.1%	15.8%	15.8%
The following table summarizes our net revenues by service line:

For the years ended December 31, (Dollars in thousands)	2012	2011	Change	2010	Change
Net revenues:
Transportation
Truck	$1,284,280	$1,236,611	3.9%	$1,076,247	14.9%
Intermodal	38,815	41,189	(5.8)	36,550	12.7
Ocean	84,924	66,873	27.0	60,763	10.1
Air	44,444	39,371	12.9	42,315	(7.0)
Other Logistics Services	75,674	59,872	26.4	57,254	4.6
Total Transportation	1,528,137	1,443,916	5.8	1,273,129	13.4
Sourcing	136,438	128,448	6.2	139,377	(7.8)
Payment Services	52,996	60,294	(12.1)	55,472	8.7
Total	$1,717,571	$1,632,658	5.2%	$1,467,978	11.2%

The following table represents certain statements of operations data, shown as percentages of our net revenues:

For the years ended December 31,	2012	2011	2010
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	44.6	42.6	43.1
Other selling, general, and administrative expenses	16.1	14.9	14.5
Total operating expenses	60.7	57.6	57.6
Income from operations	39.3	42.4	42.4
Investment and other income	16.5	0.1	0.1
Income before provision for income taxes	55.8	42.6	42.5
Provision for income taxes	21.2	16.1	16.1
Net income	34.6%	26.4%	26.4%

OVERVIEW
Our company. We are a global provider of transportation services and logistics solutions, operating through a network of branch offices in North America, Europe, Asia, South America, and Australia. As a third party logistics provider, we cultivate contractual relationships with a wide variety of transportation companies, and utilize those relationships to efficiently and cost effectively transport our customers’ freight. We have contractual relationships with approximately 56,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate transportation for each shipment. Our model enables us to be flexible, provide solutions that optimize service for our customers, and minimize our asset utilization risk.
In addition to transportation and logistics services, we also offer fresh produce sourcing and fee-based payment services. Our Sourcing business is the buying, selling, and marketing of fresh produce. We purchase fresh produce through our network of produce suppliers and sell it to retail grocers and restaurant chains, produce wholesalers and foodservice providers. In some cases, we also arrange the transportation of the produce we sell through our relationships with specialized transportation companies. Those revenues are reported as Transportation revenues. Historically, our Payment Services business consisted primarily of our subsidiary T-Chek, which provided a variety of management and business intelligence services to motor carrier companies and to fuel distributors. On October 16, 2012, we sold substantially all of the assets and transferred certain liabilities of T-Chek to EFS. We expect to continue to generate Payment Services revenues of approximately $3 million per quarter from the T-Chek cash advance option we offer our contracted carriers.
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
We keep our business model as variable as possible to allow us to be flexible and adapt to changing economic and industry conditions. We sell transportation services and produce to our customers with varied pricing arrangements. Some prices are committed to for a period of time, subject to certain terms and conditions, and some prices are set on a spot market basis. We buy most of our truckload transportation capacity and produce on a spot market basis. Because of this, our net revenue per transaction tends to increase in times when there is excess supply and decrease in times when demand is strong relative to supply. We also keep our personnel and other operating expenses as variable as possible. Compensation is performance-oriented and, for most employees in the branch network, based on the profitability of their individual branch office.
In addition, we do not have pre-committed targets for headcount. Our personnel decisions are decentralized. Our branch managers determine the appropriate number of employees for their offices, within productivity guidelines, based on their branch’s volume of business. This helps keep our personnel expense as variable as possible with the business.
Our branch network. Our branch network is a competitive advantage. Building local customer and contract carrier relationships has been an important part of our success, and our worldwide network of offices supports our core strategy of serving customers locally, nationally, and globally. Our branch offices help us penetrate local markets, provide face-to-face service when needed, and recruit contract carriers. Our branch network also gives us knowledge of local market conditions, which is important in the transportation industry because it is market driven and very dynamic.
In October 2012, we acquired all of the outstanding stock of the operating subsidiaries of Apreo Logistics S.A. ("Apreo"), a leading freight forwarder based in Warsaw, Poland. This acquisition enhances our truckload capabilities in Europe. In November 2012, we acquired all of the outstanding stock of Phoenix International Freight Services, Ltd, ("Phoenix"), an international freight forwarder based in Chicago, Illinois. Phoenix has a strong track record and diverse customer base in the international freight forwarding industry. This acquisition expanded our global forwarding network.
Our branches work together to complete transactions and collectively meet the needs of our customers. For large multi-location customers, we often coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. As an example, approximately 43 percent of our truckload shipments are shared transactions between branches. Our methodology of providing services is very similar across all branches. The majority of our global network operates on a common technology platform that is used to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction.
Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount grew by 2,576 employees during 2012. This was primarily due to the acquisitions of Phoenix and Apreo during the fourth quarter of 2012. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of many of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity. All of our managers and certain other employees who have significant responsibilities are eligible to receive equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders. Generally, these awards vest over five-year periods and also include performance-based requirements. In 2012, we also issued restricted equity awards that vest evenly over five years, starting on December 31, 2013.
Our customers. In 2012, we worked with more than 42,000 active customers, up from approximately 37,000 in 2011. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very diverse and unconcentrated. Our top 100 customers represented approximately 34 percent of our total revenues and approximately 29 percent of our net revenues. Our largest customer was approximately 3.4 percent of our total revenues and approximately 2.2 percent of our total net revenues.
Our contracted carriers. Our contracted carrier base includes motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. In 2012, our carrier base was approximately 56,000, up from approximately 53,000 in 2011. Motor carriers that had fewer than 100 tractors transported approximately 82 percent of our truckload shipments in 2012. In our Transportation business, no single contracted carrier represents more than approximately two percent of our contracted carrier capacity.
Our goals. Since we became a publicly-traded company in 1997, our long-term compounded annual growth goal has been 15 percent for net revenues, income from operations, and earnings per share. Although there have been periods where we have not achieved these goals, over the period since 1997 we have exceeded this compounded growth goal in all three categories. Our expectation is that over time, we will continue to achieve our long-term goal of 15 percent growth, but that we will have periods in which we exceed that goal and periods in which we fall short. We expect to reach our long-term growth primarily through internal growth but acquisitions that fit our growth criteria and culture may also augment our growth.
2012 COMPARED TO 2011
Total revenues and direct costs. Our consolidated total revenues increased 9.9 percent in 2012 compared to 2011. Total Transportation revenues increased 10.8 percent to $9.69 billion in 2012 from $8.74 billion in 2011. This increase was driven by higher volumes in all of our transportation modes and increased pricing to our customers, including the impacts of higher fuel costs. Total purchased transportation and related services increased 11.8 percent in 2012 to $8.16 billion from $7.30 billion in 2011. This increase was due to higher volumes in all of our transportation modes and higher transportation costs, including the impacts of higher fuel costs. Our Sourcing revenue increased 5.5 percent to $1.62 billion in 2012 from $1.54 billion in 2011. Purchased products sourced for resale increased 5.4 percent in 2012 to $1.48 billion from $1.41 billion in 2011. These increases were primarily due to higher case volumes. Our Payment Services revenue decreased 11.2 percent to $53.5 million in 2012 from $60.3 million in 2011. The decrease was due to the sale of substantially all of our Payment Services business, T-Chek, to Electronic Funds Source, LLC on October 16, 2012.
Net revenues. Total Transportation net revenues increased 5.8 percent to $1.53 billion in 2012 from $1.44 billion in 2011. Our Transportation net revenue margin decreased to 15.8 percent in 2012 from 16.5 percent in 2011 largely driven by higher transportation costs and higher fuel costs, partially offset by an increase in transportation rates charged to our customers. While our different pricing arrangements with customers and contract carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through in our truckload business. Therefore, in times of higher fuel prices, our net revenue margin percentage decreases, as it did in 2012.
Truck net revenues, which consist of truckload and LTL services, comprise approximately 75 percent of our total net revenues. Our truck net revenues increased 3.9 percent to $1.28 billion in 2012 from $1.24 billion in 2011. Truckload volumes increased approximately ten percent in 2012. Truckload net revenue margin decreased in 2012 due to increased cost of capacity and an increase in fuel prices, partially offset by increased rates charged to our customers. Excluding the estimated impact of the change in fuel, on average, our truckload rates increased approximately one percent in 2012. Our truckload transportation costs increased approximately two percent, excluding the estimated impacts of the change in fuel.
During 2012, our LTL net revenues increased approximately 13 percent. The increase was driven primarily by an increase in shipment volumes and increased pricing to our customers, partially offset by increased cost of capacity. Our LTL volumes increased approximately 16 percent compared to 2011.
Our intermodal net revenue decrease of 5.8 percent to $38.8 million in 2012 from $41.2 million in 2011 was driven largely by increased cost of capacity.
Our ocean transportation net revenues increased 27.0 percent to $84.9 million in 2012 from $66.9 million in 2011. This increase was primarily due to our acquisition of Phoenix on November 1, 2012.
Our air transportation net revenues increase of 12.9 percent in 2012 was driven by our acquisition of Phoenix.

Other logistics services net revenues, which include transportation management services, customs, warehousing, and small parcel, increased 26.4 percent to $75.7 million in 2012 from $59.9 million in 2011. This increase was primarily due to transaction increases in our transportation management and customs services. We estimate that Phoenix contributed approximately 6 percent to the growth in other logistics services net revenues during 2012.
Sourcing net revenues increased 6.2 percent to $136.4 million in 2012 from $128.4 million in 2011. This increase was primarily due to increased volumes and a slight increase in net revenue per case. Our net revenue margin remained at 8.4 percent in 2012 compared to 2011.
Payment Services was comprised primarily of revenue related to our subsidiary, T-Chek. Payment Services net revenues decreased 12.1 percent to $53.0 million in 2012 from $60.3 million in 2011. The decrease was due to the T-Chek divestiture on October 16, 2012. We have recorded a gain of $281.6 million related to this divestiture in 2012. We expect to continue to generate Payment Services revenues of approximately $3 million per quarter from the T-Chek cash advance option we offer our contracted carriers.

Operating expenses. Operating expenses increased 10.9 percent to $1.04 billion in 2012 from $939.9 million in 2011. This was due to an increase of 10.0 percent in personnel expenses and an increase of 13.4 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses increased to 60.7 percent in 2012 from 57.6 percent in 2011. This increase was primarily due to increased personnel and other selling, general, and administrative expenses incurred because of our acquisitions and divestitures in 2012.
Our personnel expenses are driven by headcount and earnings growth. In 2012, personnel expenses increased to $766.0 million from $696.2 million in 2011. Our personnel expenses as a percentage of net revenue increased in 2012 to 44.6 percent from 42.6 percent in 2011. These increases were primarily due to an increase in vesting expense of $33.0 million of our equity awards triggered by the gain on the divestiture of T-Chek. In 2012, our average headcount increased approximately 13.6 percent, due primarily to the acquisitions of Apreo and Phoenix. Personnel expenses related to our various incentive plans are designed to keep expenses variable with changes in net revenues and profitability.
Other selling, general, and administrative expenses increased 13.4 percent to $276.2 million in 2012 from $243.7 million in 2011. Approximately $10.6 million of this increase is related to investment banking and other external legal and accounting fees paid for the acquisitions and divestitures in 2012. The remaining increase in our selling, general, and administrative expenses is primarily related to an increase in travel, amortization of intangible assets acquired, temporary services, and warehouse expenses, partially offset by a reduction in claims.
Income from operations. Income from operations decreased 2.5 percent to $675.3 million in 2012 from $692.7 million in 2011. Income from operations as a percentage of net revenues decreased to 39.3 percent in 2012 from 42.4 percent in 2011. These decreases were primarily related to the increases in operating expenses, offset partially by an increase in net revenues.
Investment and other income. Investment and other income increased to $283.1 million in 2012 compared to $2.0 million in 2011. In 2012, we recorded a gain of $281.6 million on the divestiture of substantially all of our T-Chek business.
Provision for income taxes. Our effective income tax rate was 38.0 percent for 2012 and 37.9 percent for 2011. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
Net income. Net income increased 37.6 percent to $593.8 million in 2012 from $431.6 million in 2011. Basic net income per share increased 39.9 percent to $3.68. Diluted net income per share increased 40.1 percent to $3.67.

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
Payment Services is comprised primarily of revenue related to our subsidiary, T-Chek. For 2011, Payment Services net revenues increased 8.7 percent to $60.3 million in 2011 from $55.5 million in 2010. The increase was primarily due to an increase in in MasterCard® services, and increases in some fees that are impacted by fuel prices.

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
LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. In 2012, we entered into a senior unsecured revolving credit facility to partially fund the acquisition of Phoenix and it will allow us to continue to fund working capital, capital expenditures, dividends, and share repurchases. Cash and cash equivalents totaled $210.0 million and $373.7 million as of December 31, 2012 and 2011. Cash and cash equivalents held outside the United States totaled $103.3 million and $61.8 million as of December 31, 2012 and 2011. Working capital at December 31, 2012 and 2011 was $440.1 million and $734.9 million.
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
Cash flow from operating activities. We generated $460.3 million, $429.7 million, and $344.8 million of cash flow from operations in 2012, 2011, and 2010. During 2012, our cash flow from operations increased 7.1 percent compared to a 37.6 percent increase in net income. The increase in our net income was primarily a result of the gain recognized, net of tax, on the divestiture of T-Chek.
Cash used for investing activities. We used $359.1 million of cash in 2012, $38.3 million of cash in 2011, and generated $8.6 million of cash in 2010 for investing activities. Our investing activities consist primarily of cash paid for acquisitions, cash received for the divestiture of T-Chek, and capital expenditures. Cash received for the divestiture, net of the cash we sold, was $274.8 million.
We used $50.7 million, $52.8 million, and $28.7 million of cash for capital expenditures in 2012, 2011, and 2010. We spent $42.0 million, $39.8 million, and $28.7 million in 2012, 2011, and 2010 primarily for annual investments in information technology equipment to support our operating systems, including the purchase and development of software. These information technology investments are intended to improve efficiencies and help grow the business.
In 2012 we purchased 500 intermodal containers for $5.2 million and funded the balance of the 2011 container purchases. In 2011 we also purchased a new corporate aircraft for $7.3 million and 500 intermodal containers for $4.8 million.
We anticipate capital expenditures in 2013 to be approximately $55 million to $60 million.

We used cash of $583.6 million for acquisitions in 2012. On October 1, 2012 we acquired Apreo for $22.8 million, net of cash acquired. On November 1, 2012, we paid $560.8 million in cash for Phoenix, net of cash acquired.
In 2011, we sold our remaining available-for-sale securities which generated $9.3 million of cash from investing activities. During 2010, we sold nearly all of our available-for-sale securities and invested in cash and cash equivalents which generated $42.4 million of cash from investing activities.

Cash used for financing activities. We used $264.3 million, $415.1 million, and $289.1 million of cash flow for financing activities in 2012, 2011, and 2010.
In 2012, we had net borrowings of $253.6 million. On October 29, 2012, we entered into a senior unsecured revolving credit facility for up to $500 million with a $500 million accordion feature, which expires on October 29, 2017. The purpose of this facility was to partially fund the acquisition of Phoenix and will allow us to continue to fund working capital, capital expenditures, dividends, and share repurchases. Advances under the facility carry an interest rate based on our total funded debt to total capitalization, as measured at the end of each quarter, and are based on a spread over LIBOR for outstanding balances. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. We were in compliance with all of the credit facility's debt covenants as of December 31, 2012.
We used $275.4 million, $194.7 million, and $168.9 million to pay cash dividends in 2012, 2011, and 2010. The increase in 2012 was due primarily to a fifth quarterly dividend paid at $0.35 per share. In December 2012, the Board of Directors modified the dividend payment date to be the last day of the quarter in which it is declared. This is a change from the previous policy which was to pay the cash dividend on the first day of the following quarter from which the cash dividend was declared. Going forward in 2013, we expect to continue to pay quarterly cash dividends on the last day of the quarter for which they were declared by the Board of Directors. Additionally, the rate for our first four quarterly dividends increased to $0.33 per share in 2012 from $0.29 per share in 2011.
We also used $245.1 million, $240.9 million, and $151.1 million on share repurchases in 2012, 2011, and 2010. The increase in 2012 was due to a 20 percent increase from the number of shares repurchased in 2011, partially offset by a 13 percent decrease in the average price per share repurchased. The increase in 2011 was due primarily to a 41 percent increase from the number of shares repurchased in 2010. We are currently purchasing shares under the 2009 authorization of 10,000,000 shares. As of December 31, 2012, there were 827,443 shares remaining under this authorization. During the third quarter of 2012, the Board of Directors authorized management to repurchase an additional 10,000,000 shares of our common stock. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations, and the amount available under our credit facility will be sufficient to satisfy our anticipated needs for working capital, capital expenditures, and cash dividends in future periods. We also believe we could obtain funds under lines of credit on short notice, if needed.
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

Additionally, in our Sourcing business, we take loss of inventory risk during shipment and have general inventory risk. Certain transactions in customs brokerage and transportation management are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.

Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $34.6 million as of December 31, 2012 increased compared to the allowance of $31.3 million as of December 31, 2011. This increase was due to growth in our accounts receivable balance. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
Goodwill. We manage and report our operations as one operating segment. Our branches represent a series of components that are aggregated for the purpose of evaluating goodwill for impairment on an enterprise-wide basis. The fair value of the enterprise-wide reporting unit substantially exceeds the book value; therefore we have determined that there is no indication of goodwill impairment as of December 31, 2012.
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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL CONTINGENCIES
The following table aggregates all contractual commitments and commercial obligations, due by period, that affect our financial condition and liquidity position as of December 31, 2012 (dollars in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Borrowings under credit agreements	$253,646	$—	$—	$—	$—	$—	$253,646
Operating Leases(1)	45,592	38,301	30,576	22,523	15,366	22,702	175,060
Purchase Obligations(2)	69,805	15,088	9,097	—	—	—	93,990
Total	$369,043	$53,389	$39,673	$22,523	$15,366	$22,702	$522,696
_______________________

(1)	We have certain facilities and equipment under operating leases.

(2)
Purchase obligations include agreements for services that are enforceable and legally binding and that specify all significant terms. As of December 31, 2012, such obligations include ocean and air freight capacity, telecommunications services, maintenance contracts, and commodities seeds used in our Sourcing business.

We have no capital lease obligations. Long-term liabilities consist of noncurrent income taxes payable, and the obligation under our non-qualified deferred compensation plan. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2012, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $20.6 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 5 to the Consolidated Financial Statements for a discussion on income taxes. The obligation under our non-qualified deferred compensation plan has also been excluded from the above table as the timing of cash payment is uncertain. As of December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had $210.0 million of cash and investments on December 31, 2012, consisting entirely of cash and cash equivalents. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are money market securities from treasury and tax exempt money issuers. Because of the credit risk criteria of our investment policies and practices, the primary market risks associated with these investments are interest rate and liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $500 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or "prime" plus the applicable add-on percentage as defined. At December 31, 2012, there was $253.0 million outstanding on the revolving loan.
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
Eden Prairie, MN
We have audited the accompanying consolidated balance sheets of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of C.H. Robinson Worldwide, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Minneapolis, Minnesota
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
C.H. Robinson Worldwide, Inc.
Eden Prairie, MN

We have audited the internal control over financial reporting of C.H. Robinson Worldwide, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment a portion of the internal control over financial reporting at Phoenix International Freight Services, Ltd. (“Phoenix”), and Apreo Logistics S.A. (“Apreo”), which were acquired on November 1, 2012 and October 1, 2012, respectively, and whose financial statements constitutes approximately 1% of gross revenues, less than 1% of net income (excluding Phoenix and Apreo amortization of intangible assets which were integrated into the Company's systems and control environment) and approximately 9% of total assets (excluding Phoenix and Apreo goodwill and intangible assets which were integrated into the Company's systems and control environment) of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Phoenix International Freight Services, Ltd, and Apreo Logistics S.A. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2012 of the Company and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.
Minneapolis, Minnesota
March 1, 2013

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$210,019	$373,669
Receivables, net of allowance for doubtful accounts of $34,560 and $31,328	1,412,136	1,189,637
Deferred tax asset	11,780	8,382
Prepaid expenses and other	38,355	39,855
Total current assets	1,672,290	1,611,543
Property and equipment	265,007	220,073
Accumulated depreciation and amortization	(115,156)	(93,243)
Net property and equipment	149,851	126,830
Goodwill	822,215	359,688
Other intangible assets, net of accumulated amortization of $14,108 and $9,708	137,411	10,029
Other assets	22,458	29,951
Total assets	$2,804,225	$2,138,041
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$639,460	$642,672
Outstanding checks	68,016	62,062
Accrued expenses –
Compensation and profit-sharing contribution	103,343	117,541
Income taxes	121,581	4,456
Other accrued liabilities	46,171	49,901
Current portion of debt	253,646	—
Total current liabilities	1,232,217	876,632
Noncurrent income taxes payable	20,590	10,501
Deferred tax liabilities	45,113	842
Other long term liabilities	1,933	1,592
Total liabilities	1,299,853	889,567
Commitments and contingencies
Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 178,695 and 177,312 shares issued, 161,327 and 163,441 outstanding	16,133	16,344
Additional paid-in capital	303,479	205,794
Retained earnings	2,218,229	1,845,032
Accumulated other comprehensive loss	(9,345)	(9,115)
Treasury stock at cost (17,368 and 13,871 shares)	(1,024,124)	(809,581)
Total stockholders’ investment	1,504,372	1,248,474
Total liabilities and stockholders’ investment	$2,804,225	$2,138,041
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended December 31,
(In thousands, except per share data)	2012	2011	2010
Revenues:
Transportation	$9,685,415	$8,740,524	$7,575,659
Sourcing	1,620,183	1,535,528	1,643,174
Payment Services	53,515	60,294	55,472
Total revenues	11,359,113	10,336,346	9,274,305
Costs and expenses:
Purchased transportation and related services	8,157,278	7,296,608	6,302,530
Purchased products sourced for resale	1,483,745	1,407,080	1,503,797
Purchased payment services	519	—	—
Personnel expenses	766,006	696,233	632,064
Other selling, general, and administrative expenses	276,245	243,695	213,054
Total costs and expenses	10,683,793	9,643,616	8,651,445
Income from operations	675,320	692,730	622,860
Investment and other income	283,142	1,974	1,242
Income before provision for income taxes	958,462	694,704	624,102
Provision for income taxes	364,658	263,092	237,076
Net income	$593,804	$431,612	$387,026
Other comprehensive loss	$(230)	$(2,690)	$(4,789)
Comprehensive income	$593,574	$428,922	$382,237

Basic net income per share	$3.68	$2.63	$2.35
Diluted net income per share	$3.67	$2.62	$2.33

Basic weighted average shares outstanding	161,557	164,114	164,909
Dilutive effect of outstanding stock awards	389	627	1,063
Diluted weighted average shares outstanding	161,946	164,741	165,972
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

(In thousands, except per share data)	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2009	167,098	$16,710	$165,104	$1,402,306	$(1,636)	$(502,584)	$1,079,900
Net income				387,026			387,026
Foreign currency translation adjustment					(4,774)		(4,774)
Unrealized gain on available-for-sale securities					(15)		(15)
Dividends declared, $1.04 per share				(175,420)			(175,420)
Stock issued for employee benefit plans	1,065	106	(36,681)			54,308	17,733
Issuance of restricted stock	376	38	(38)				—
Stock-based compensation expense	19	2	36,610			971	37,583
Excess tax benefit on deferred compensation and employee stock plans			13,092				13,092
Repurchase of common stock	(2,510)	(251)				(150,806)	(151,057)
Balance December 31, 2010	166,048	16,605	178,087	1,613,912	(6,425)	(598,111)	1,204,068
Net income				431,612			431,612
Foreign currency translation adjustment					(2,690)		(2,690)
Dividends declared, $1.20 per share				(200,492)			(200,492)
Stock issued for employee benefit plans	673	67	(24,717)			34,246	9,596
Issuance of restricted stock	244	24	(24)				—
Stock-based compensation expense	16	2	37,193			865	38,060
Excess tax benefit on deferred compensation and employee stock plans			15,255				15,255
Repurchase of common stock	(3,540)	(354)				(246,581)	(246,935)
Balance December 31, 2011	163,441	16,344	205,794	1,845,032	(9,115)	(809,581)	1,248,474
Net income				593,804			593,804
Foreign currency translation adjustment					(230)		(230)
Dividends declared, $1.34 per share				(220,607)			(220,607)
Stock issued for acquisition	1,108	111	60,041				60,152
Stock issued for employee benefit plans	712	71	(32,435)			40,450	8,086
Issuance of restricted stock	276	28	(28)				—
Stock-based compensation expense	28	3	57,813			1,647	59,463
Excess tax benefit on deferred compensation and employee stock plans			12,294				12,294
Repurchase of common stock	(4,238)	(424)				(256,640)	(257,064)
Balance December 31, 2012	161,327	$16,133	$303,479	$2,218,229	$(9,345)	$(1,024,124)	$1,504,372
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(In thousands)	2012	2011	2010
OPERATING ACTIVITIES
Net income	$593,804	$431,612	$387,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,090	32,498	29,369
Provision for doubtful accounts	10,459	9,052	13,922
Stock-based compensation	59,381	38,601	37,047
Gain on divestiture	(281,551)	—	—
Deferred income taxes	(14,442)	5,750	7,574
Loss on sale/disposal of assets	3,208	848	634
Other long-term liabilities	513	765	2,411
Changes in operating elements, net of effects of acquisitions:
Receivables	(88,107)	(162,688)	(164,114)
Prepaid expenses and other	5,260	(11,574)	1,880
Accounts payable and outstanding checks	61,732	68,039	14,684
Accrued compensation and profit-sharing contribution	(19,064)	20,008	6,658
Accrued income taxes	104,542	(6,688)	2,526
Other accrued liabilities	(13,483)	3,489	5,162
Net cash provided by operating activities	460,342	429,712	344,779
INVESTING ACTIVITIES
Purchases of property and equipment	(36,096)	(35,932)	(17,718)
Purchases and development of software	(14,560)	(16,874)	(10,959)
Cash received for divestiture, net of cash sold	274,802	—	—
Cash paid for acquisitions, net of cash acquired	(583,631)	—	—
Purchases of available-for-sale securities	—	—	(10,752)
Sales/maturities of available-for-sale securities	—	9,311	53,111
Restricted cash	—	5,000	(5,000)
Other	419	182	(84)
Net cash (used for) provided by investing activities	(359,066)	(38,313)	8,598
FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	18,868	18,936	24,057
Stock tendered for payment of withholding taxes	(10,782)	(9,340)	(6,324)
Payment of contingent purchase price	(12,661)	(4,318)	—
Repurchase of common stock	(245,067)	(240,934)	(151,057)
Cash dividends	(275,353)	(194,697)	(168,902)
Excess tax benefit on stock-based compensation	12,294	15,255	13,092
Proceeds from short-term borrowings	324,051	—	—
Payments on short-term borrowings	(75,688)	—	—
Net cash used for financing activities	(264,338)	(415,098)	(289,134)
Effect of exchange rates on cash	(588)	(1,239)	(2,944)
Net (decrease) increase in cash and cash equivalents	(163,650)	(24,938)	61,299
Cash and cash equivalents, beginning of year	373,669	398,607	337,308
Cash and cash equivalents, end of year	$210,019	$373,669	$398,607

Stock issued for acquisition	$60,152	$—	$—
Cash paid for income taxes	$257,580	$256,437	$203,398
Cash paid for interest	$518	$1,274	$21
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION. C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of transportation services and logistics solutions through a network of 276 branch offices operating in North America, Europe, Asia, South America, and Australia. The consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements.
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
REVENUE RECOGNITION. Total revenues consist of the total dollar value of goods and services purchased from us by customers. Our net revenues are our total revenues less purchased transportation and related services, including contracted motor carrier, rail, ocean, air, and other costs, and the purchase price and services related to the products we source. We act principally as the service provider for these transactions and recognize revenue as these services are rendered or goods are delivered. At that time, our obligations to the transactions are completed and collection of receivables is reasonably assured. Most transactions in our Transportation and Sourcing businesses are recorded at the gross amount we charge our customers for the service we provide and goods we sell. In these transactions, we are the primary obligor, we have credit risk, we have discretion to select the supplier, and we have latitude in pricing decisions. Additionally, in our Sourcing business, we take loss of inventory risk during shipment and have general inventory risk. Certain transactions in customs brokerage, and transportation management services are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.
ALLOWANCE FOR DOUBTFUL ACCOUNTS. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. We continuously monitor payments from our customers and maintain a provision for uncollectible accounts based upon our customer aging trends, historical loss experience, and any specific customer collection issues that we have identified.
FOREIGN CURRENCY. Most balance sheet accounts of foreign subsidiaries are translated or remeasured at the current exchange rate as of the end of the year. Statement of operations items are translated at average exchange rates during the year. The resulting translation adjustment is recorded as a separate component of comprehensive income in our statement of operations and comprehensive income.
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
These services are performed throughout our branch offices, as an integrated offering for which our customers are typically provided a single invoice. Our branches work together to complete transactions and collectively meet the needs of our customers. For large multi-location customers, we often coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. As an example, approximately 43 percent of our truckload transactions are shared transactions between branches. In addition, our methodology of providing services is very similar across all branches. The majority of our global network operates on a common technology platform that is used to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction. Accordingly, our chief operating decision maker analyzes our business as a single segment, relying on net revenues and operating income across our network of branch offices as the primary performance measures.

The following table presents our total revenues (based on location of the customer) and long-lived assets (including intangible and other assets) by geographic regions (in thousands):

	For the year ended December 31,
	2012	2011	2010
Total revenues
United States	$10,183,596	$9,488,165	$8,298,324
Other locations	1,175,517	848,181	975,981
Total revenues	$11,359,113	$10,336,346	$9,274,305

	December 31,
	2012	2011	2010
Long-lived assets
United States	$281,729	$156,471	$135,312
Other locations	27,991	10,337	11,667
Total long-lived assets	$309,720	$166,808	$146,979
CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist primarily of tax exempt and treasury money market funds with original maturities of less than 90 days. The carrying amount approximates fair value due to the short maturity of the instruments.
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
We recognized the following depreciation expense (in thousands):

2012	$24,254
2011	23,410
2010	20,393
A summary of our property and equipment as of December 31 is as follows (in thousands):

	2012	2011
Furniture, fixtures, and equipment	$145,746	$115,751
Buildings	64,452	55,682
Corporate aircraft	11,334	11,334
Leasehold improvements	22,663	17,781
Land	15,004	14,841
Construction in progress	5,808	4,684
Less accumulated depreciation	(115,156)	(93,243)
Net property and equipment	$149,851	$126,830

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill is the difference between the purchase price of a company and the fair market value of the acquired company’s net identifiable assets. Other intangible assets include customer lists, contract carrier lists, and non-competition agreements. These intangible assets are being amortized using the straight-line method over their estimated lives, ranging from 3 to 8 years. Goodwill is not amortized, but is tested for impairment using a fair value approach. Goodwill is tested for impairment annually or more frequently if events warrant. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. See Note 2.
OTHER ASSETS. Other assets include such items as purchased and internally developed software, and the investments related to our nonqualified deferred compensation plan. We amortize software using the straight-line method over 3 years. We recognized the following amortization expense of purchased and internally developed software (in thousands):

2012	$7,528
2011	5,180
2010	4,047
A summary of our purchased and internally developed software as of December 31 is as follows (in thousands):

	2012	2011
Purchased software	$15,524	$14,111
Internally developed software	20,029	28,140
Less accumulated amortization	(20,744)	(17,392)
Net software	$14,809	$24,859
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
The financial statement effects of an uncertain income tax position are recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Unrecognized tax benefits are more likely than not owed to a taxing authority and the amount of the contingency can be reasonably estimated. Uncertain income tax positions are included in “Noncurrent income taxes payable” in the consolidated balance sheets.
Provisions are made for U.S. taxes on undistributed earnings of foreign subsidiaries and related companies.
COMPREHENSIVE INCOME. Comprehensive income includes any changes in the equity of an enterprise from transactions and other events and circumstances from non-owner sources. Our two components of other comprehensive income are foreign currency translation adjustment and unrealized gains and losses from investments. They are presented on our consolidated statements of operations and comprehensive income.
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
NOTE 2: GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

	2012	2011
Balance, beginning of year	$359,688	$359,116
Acquisitions	462,232	2,009
Translation	295	(1,437)
Balance, end of year	$822,215	$359,688

The additions to goodwill are related to our acquisitions discussed in more detail in Note 8. We complete an impairment test on goodwill annually. This impairment test did not result in any impairment losses. There is no aggregate goodwill impairment for any of periods.
A summary of our other intangible assets, with finite lives, which include primarily customer relationships and non-competition agreements, as of December 31 is as follows (in thousands):

	2012	2011
Gross	$149,644	$17,862
Accumulated amortization	(14,108)	(9,708)
Net	$135,536	$8,154
Other intangible assets, with indefinite lives, are as follows (in thousands):

	2012	2011
Trademarks	$1,875	$1,875

Amortization expense for other intangible assets was (in thousands):

2012	$6,308
2011	3,908
2010	4,929
Intangible assets at December 31, 2012 will be amortized over the next eight years, and that expense is as follows (in thousands):

2013	$20,158
2014	18,719
2015	16,939
2016	16,922
2017	16,827
Thereafter	45,971
Total	$135,536
NOTE 3: FAIR VALUE MEASUREMENT
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

The following table presents information as of December 31, 2012, about our financial assets and liabilities that are measured at fair value on a recurring basis, according to the valuation techniques we used to determine their fair values (in thousands).

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2012
Contingent purchase price related to acquisitions	—	—	922	922
Total liabilities at fair value	$—	$—	$922	$922

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2011
Contingent purchase price related to acquisitions	—	—	13,070	13,070
Total liabilities at fair value	$—	$—	$13,070	$13,070

In measuring the fair value of the contingent payment liability, we used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.
The table below sets forth a reconciliation of our beginning and ending Level 3 financial liability balance (in thousands).

	2012	2011	2010
Balance, beginning of period	$13,070	$16,623	$14,658
Payments of contingent purchase price	(12,661)	(4,318)	(445)
Total unrealized losses included in earnings	513	765	2,410
Balance, end of period	$922	$13,070	$16,623

NOTE 4. FINANCING ARRANGEMENTS

On October 29, 2012, we entered into a senior unsecured revolving credit facility for up to $500 million with a $500 million accordion feature (the "Credit Agreement"), with a syndicate of financial institutions led by U. S. Bank. The purpose of this facility was to partially fund the acquisition of Phoenix and will allow us to continue to fund working capital, capital expenditures, dividends, and share repurchases. The Credit Agreement expires on October 29, 2017.
As of December 31, 2012, we had $253.0 million in borrowings outstanding under the Credit Agreement which is classified as a current liability on the consolidated balance sheet. We consider these borrowings to be a Level 2 financial liability and therefore, the recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt.
Borrowings under the Credit Agreement generally bear interest at a variable rate equal to (i) LIBOR plus 1.00%, or (ii) the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50%, or (c) the sum of 1.00% plus one-month LIBOR plus a specified margin). In addition, there is a commitment fee on the average daily undrawn sated amount under each letter of credit issued under the facility. The weighted average interest rate incurred on borrowings during 2012 and at December 31, 2012 was approximately 1.2%.
The Credit Agreement contains various restrictions and covenants. Among other requirements, we may not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated Total Capitalization, to be greater than 0.65 to 1.00. We were in compliance with the debt covenants as of December 31, 2012.
The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the administrative agent may declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if we become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable.

NOTE 5: INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2006.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2012	2011	2010
Unrecognized tax benefits, beginning of period	$7,668	$7,595	$7,776
Additions based on tax positions related to the current year	4,172	1,476	1,891
Additions for tax positions of prior years	6,911	290	1,565
Reductions for tax positions of prior years	(1,061)	(1,005)	(1,544)
Lapse in statute of limitations	(286)	(688)	(2,093)
Settlements	(616)	—	—
Unrecognized tax benefits, end of the period	$16,788	$7,668	$7,595
As of December 31, 2012, we had $20.6 million of unrecognized tax benefits and related interest and penalties, all of which would affect our effective tax rate if recognized. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease in the next twelve months.
Income tax expense considers amounts which may be needed to cover exposures for open tax years. We do not expect any material impact related to open tax years; however, actual settlements may differ from amounts accrued.
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. During the years ended December 31, 2012, 2011, and 2010, we recognized approximately $0.8 million, and $0.8 million, and $1.5 million in interest and penalties. We had approximately $3.8 million and $2.8 million for the payment of interest and penalties accrued within noncurrent taxes payable as of December 31, 2012 and 2011. These amounts are not included in the reconciliation above.

The components of the provision for income taxes consist of the following for the years ended December 31 (in thousands):

	2012	2011	2010
Tax provision:
Federal	$326,708	$219,124	$195,843
State	38,931	28,260	25,492
Foreign	13,461	9,958	8,167
	379,100	257,342	229,502
Deferred provision (benefit):
Federal	(11,674)	4,781	4,397
State	(1,334)	546	503
Foreign	(1,434)	423	2,674
	(14,442)	5,750	7,574
Total provision	$364,658	$263,092	$237,076
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate for the years ended December 31 is as follows:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.7	2.7	2.7
Other	0.3	0.2	0.3
	38.0%	37.9%	38.0%

Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):

	2012	2011
Deferred tax assets:
Compensation	$96,660	$80,577
Receivables	11,836	10,375
Other	9,443	7,992
Deferred tax liabilities:
Intangible assets	(109,334)	(59,122)
Prepaid assets	(7,825)	(8,476)
Long-lived assets	(21,171)	(18,463)
Undistributed earnings of foreign subsidiaries	(12,857)	(5,324)
Other	(85)	(7)
Net deferred tax (liabilities) assets	$(33,333)	$7,552
We have foreign net operating loss carryforwards with a tax effect of $5.1 million. A full valuation allowance has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefit in future periods.
NOTE 6: CAPITAL STOCK AND STOCK AWARD PLANS
PREFERRED STOCK. Our Certificate of Incorporation authorizes the issuance of 20,000,000 shares of Preferred Stock, par value $0.10 per share. There are no shares of Preferred Stock outstanding. The Preferred Stock may be issued by resolution of our Board of Directors at any time without any action of the stockholders. The Board of Directors may issue the Preferred Stock in one or more series and fix the designation and relative powers. These include voting powers, preferences, rights, qualifications, limitations, and restrictions of each series. The issuance of any such series may have an adverse effect on the rights of holders of Common Stock and may impede the completion of a merger, tender offer, or other takeover attempt.

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
STOCK AWARD PLANS. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	2012	2011	2010
Stock options	$3,585	$61	$1,539
Stock awards	53,481	36,390	33,519
Company expense on ESPP discount	2,315	2,150	1,989
Total stock based compensation expense	$59,381	$38,601	$37,047
Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 28,000,000 shares can be granted under this plan; approximately 3,642,000 shares were available for stock awards as of December 31, 2012. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We plan to submit a new equity incentive plan for shareholder approval at our Annual Meeting of Stockholders on May 9, 2013.
We have awarded performance-based stock options to certain key employees. These options are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. Any options remaining unvested at the end of the five year vesting period are forfeited to the company. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options) on the grants from 2011 and 2012.

The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of December 31, 2012, unrecognized compensation expense related to stock options was $26.0 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
The following schedule summarizes stock option activity in the plan. All outstanding unvested options as of December 31, 2012, relate to the performance-based grants from 2011 and 2012.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Average Remaining Life (years)
December 31, 2011	1,522,624	$51.81
Grants	1,184,487	62.02
Exercised	(362,699)	21.01
Terminated	(49,315)	62.27
Outstanding at December 31, 2012	2,295,097	$61.72	$3,439	8.57
Vested at December 31, 2012	445,778	$50.21	$5,800	4.44
Exercisable at December 31, 2012	445,778	$50.21	$5,800	4.44

Information on the intrinsic value of options exercised is as follows (in thousands):

2012	$15,516
2011	20,097
2010	43,485
Determining Fair Value
We estimated the fair value of stock options granted using the Black-Scholes option pricing model. We estimate the fair value of restricted shares and units using the Black-Scholes option pricing model - protective put method. A description of significant assumptions used to estimate the expected volatility, risk-free interest rate and expected terms is as follows:
Expected Volatility - Expected volatility was determined based on implied volatility of our traded options and historical volatility of our stock price.
Risk-Free Interest Rate - The risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues at the date of grant with a term equal to the expected term.
Expected Term - Expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience and anticipated future exercise patterns, giving consideration to the contractual terms of unexercised stock-based awards.
The fair value per option was estimated using the Black-Scholes option pricing model with the following assumptions:

	2012 Grants	2011 Grants	2010 Grants
Risk-free interest rate	.18-.89%	.12-1.22%	.47-1.07%
Dividend per share (quarterly amounts)	$.33-.35	$.29-.33	$.25-.29
Expected volatility factor	26.0-27.5%	27.5-29.93%	30.2-31.2%
Expected option term	.01-6 years	.01-6 years	.01-3 years
Weighted average fair value per option	$13.61	$15.58	$9.43

RESTRICTED STOCK GRANTS. We have awarded performance-based restricted shares and restricted units to certain key employees and non-employee directors. These restricted shares and restricted units are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. The awards also contain restrictions on the awardees’ ability to sell or transfer vested shares or units for a specified period of time. The fair value of these shares is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts have varied from 12 percent to 22 percent and are calculated using the Black-Scholes option pricing model - protective put method. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.
The following table summarizes our nonvested performance-based restricted stock grants as of December 31, 2012:

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	3,445,251	$47.56
Granted	339,453	48.66
Vested	(1,095,134)	46.35
Forfeitures	(120,982)	46.55
Nonvested at December 31, 2012	2,568,588	$48.26
The following table summarizes performance-based shares and units by year of grant:

Year of grant	First vesting date	Last vesting date	Shares and units granted, net of forfeitures	Weighted average grant date fair value (1)	Shares and units non-vested
2008	December 31, 2009	December 31, 2013	2,269,011	$39.66	884,914
2009	December 31, 2010	December 31, 2014	904,167	44.06	415,917
2010	December 31, 2011	December 31, 2015	737,937	63.28	435,383
2011	December 31, 2012	December 31, 2016	650,058	53.73	494,044
2012	December 31, 2013	December 31, 2017	338,330	48.65	338,330
			4,899,503	$46.51	2,568,588
________________________
(1) Amount shown is the weighted average grant date fair value of shares and units granted, net of forfeitures.

We have also awarded restricted shares and units to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed over the vesting period of the award. The following table summarizes these nonvested restricted stock grants as of December 31, 2012:

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	99,462	$18.07
Granted	456,930	48.60
Vested	(26,944)	19.99
Forfeitures	(1,509)	66.27
Nonvested at December 31, 2012	527,939	$44.26
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
A summary of the fair value of restricted stock vested (in thousands):

2012	$53,562
2011	35,663
2010	34,056

As of December 31, 2012, there is unrecognized compensation expense of $147.3 million related to previously granted restricted shares and units. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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

	Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
2012	248,405	$13,116	$2,315
2011	196,332	12,183	2,150
2010	215,054	11,273	1,989
SHARE REPURCHASE PROGRAMS. During 2007, 2009, and 2012, our Board of Directors authorized stock repurchase programs that allow management to repurchase 10,000,000 shares under each authorization for reissuance upon the exercise of employee stock options and other stock plans. There are no shares remaining to repurchase under the 2007 authorization. The activity under those programs for each of the periods reported is as follows (dollar amounts in thousands):

	Shares repurchased	Total value of shares repurchased
2007 Program
2008 Purchases	3,720,704	$200,800
2009 Purchases	5,101,747	266,900
2010 Purchases	1,114,849	60,600

	Shares repurchased	Total value of shares repurchased
2009 Program
2010 Purchases	1,394,831	$90,500
2011 Purchases	3,540,171	246,935
2012 Purchases	4,237,555	257,064
As of December 31, 2012, there were 827,443 shares remaining for repurchase under the 2009 authorization and 10,000,000 shares remaining for repurchase under the 2012 authorization. We are currently purchasing shares under the 2009 authorization.
NOTE 7: COMMITMENTS AND CONTINGENCIES
EMPLOYEE BENEFIT PLANS. We offer a defined contribution which qualifies under section 401(k) of the Internal Revenue Code and covers all eligible U.S. employees. Annual profit-sharing contributions are determined by us, in accordance with the provisions of the plan. We can also elect to make matching contributions to the plan. Defined contribution plan expense, including matching contributions, was approximately (in thousands):

2012	$24,769
2011	30,550
2010	28,293
We have committed to a defined contribution match of four percent of eligible compensation in 2013.
NONQUALIFIED DEFERRED COMPENSATION PLAN. The Robinson Companies Nonqualified Deferred Compensation Plan provided certain employees the opportunity to defer a specified percentage or dollar amount of their cash and stock compensation. Participants could elect to defer up to 100 percent of their cash compensation. The accumulated benefit obligation was $0.9 million and $1.0 million as of December 31, 2012 and 2011. We have purchased investments to fund the future liability. The investments had an aggregate market value of $0.9 million and $1.0 million as of December 31,

2012 and 2011 and are included in other assets in the consolidated balance sheets. In addition, all restricted shares granted but not yet delivered or not yet forfeited are also held within this plan.
LEASE COMMITMENTS. We lease certain facilities and equipment under operating leases. Information regarding our lease expense is as follows (in thousands):

2012	$41,689
2011	40,375
2010	36,945
Minimum future lease commitments under noncancelable lease agreements in excess of one year as of December 31, 2012, are as follows (in thousands):

2013	$45,592
2014	38,301
2015	30,576
2016	22,523
2017	15,366
Thereafter	22,702
Total	$175,060
In addition to minimum lease payments, we are typically responsible under our lease agreements to pay our pro rata share of maintenance expenses, common charges, and real estate taxes of the buildings we lease space in.

LITIGATION. We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including eight contingent auto liability cases. For such legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.
NOTE 8: ACQUISITIONS AND DIVESTITURES
On November 1, 2012, we acquired all of the outstanding stock of Phoenix International Freight Services, Ltd. (“Phoenix”) for the purpose of expanding our current market presence and service offerings in international freight forwarding. Total purchase consideration was $660.6 million, net of estimated post-closing cash and working capital adjustments, in accordance with the purchase agreement. The acquisition price was financed with $60.2 million in newly-issued common stock (representing 1.1 million shares), borrowings under the revolving credit facility of approximately $173.0 million discussed in Note 4, and the remainder with cash on-hand. We incurred $9.9 million of transaction expenses that are included in other selling, general, and administrative expenses in our consolidated statements of operations and comprehensive income related to this acquisition during 2012.

The following is a preliminary summary of the allocation of purchase consideration to the estimated fair value of net assets for the acquisition of Phoenix (in thousands):

Cash and cash equivalents	$75,372
Receivables	124,056
Other current assets	8,929
Property and equipment	12,160
Identifiable intangible assets	130,000
Goodwill	447,877
Other noncurrent assets	5,044
Total assets	$803,438

Accounts payable	$(45,367)
Accrued expenses	(14,340)
Other liabilities	(83,155)
Estimated net assets acquired	$660,576

Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

	Estimated Life (years)
Customer relationships	8	$129,800
Noncompete agreements	5	200
Total identifiable intangible assets		$130,000

The Phoenix goodwill is a result of acquiring and retaining the Phoenix existing workforce and expected synergies from integrating their business into C.H. Robinson. The goodwill will not be deductible for tax purposes. Purchase accounting is considered preliminary, subject to revision, mainly with respect to certain working capital accounts, taxes, and goodwill, as final information was not available as of December 31, 2012.
On an unaudited pro forma basis, assuming the Phoenix acquisition had closed January 1, 2011, the combined results of C.H. Robinson and Phoenix would have resulted in revenues of $11.2 billion for the year ended December 31, 2011, and $12.1 billion for the year ended December 31, 2012, operating income of $729.6 million and $707.4 million, and net income of $445.8 million and $610.7 million during those same periods, respectively.
The 2012 pro forma financial information includes adjustments for additional amortization expense on identifiable intangible assets of $13.6 million and incremental interest expense of $2.2 million, eliminating non-recurring transactional professional fees of $18.5 million and contractual changes in compensation of $6.5 million, and tax effect impact of $6.9 million based on our consolidated effective tax rate.
The 2011 pro forma financial information includes adjustments for additional amortization expense on identifiable intangible assets of $16.3 million and incremental interest expense of $2.6 million, eliminating non-recurring contractual changes in compensation related expenses of $4.1 million, and tax effect impact of $1.8 million based on our consolidated effective tax rate.
The pro forma consolidated financial information was prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information and actual amounts may have differed materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of each period presented or of future results of the consolidated entity. The results of operations and financial condition of Phoenix has been included in our consolidated financial statements since their acquisition date of November 1, 2012.

On October 16, 2012, we sold substantially all of the operations of our subsidiary, T-Chek Systems, Inc. ("T-Chek"), which represented a majority of our Payment Services business, to Electronic Funds Source, LLC ("EFS") for $302.5 million in cash, subject to post-closing adjustments. EFS acquired the assets and assumed certain liabilities of T-Chek. We recorded a gain on the sale of the assets and liabilities of approximately $281.6 million during the fourth quarter of 2012.
On October 1, 2012, we acquired all of the outstanding stock of the operating subsidiaries of Apreo Logistics S.A. ("Apreo"), a leading freight forwarder based in Warsaw, Poland, for the purpose of expanding our current market presence and service offerings in Europe. The total purchase price of Apreo was approximately$26.5 million, which was paid in cash and is subject to post-closing adjustments. We recorded $17.4 million of goodwill and other intangible assets related to this acquisition. The goodwill will not be deductible for tax purposes. The results of our operations for 2012 were not materially impacted by this acquisition.
In September 2011, we acquired substantially all of the assets of Timco Worldwide in exchange for the assumption of approximately $3.8 million of liabilities. Timco Worldwide was a melon category provider in Davis, California. We recorded $2.4 million of goodwill and other intangible assets related to this acquisition. All goodwill and other intangible assets related to this acquisition are tax deductible over 15 years. The results of our operations for 2011 were not materially impacted by this acquisition.
The results of operations and financial condition of these acquisitions have been included in our consolidated financial statements since their acquisition dates.

NOTE 9: SUPPLEMENTARY DATA
Our unaudited results of operations for each of the quarters in the years ended December 31, 2012 and 2011 are summarized below (in thousands, except per share data).

2012	March 31	June 30	September 30	December 31 (1)
Total revenues:
Transportation	$2,176,797	$2,476,805	$2,445,883	$2,585,930
Sourcing	359,730	462,597	418,377	379,479
Payment Services	15,587	16,312	16,149	5,467
Total revenues	2,552,114	2,955,714	2,880,409	2,970,876
Costs and expenses:
Purchased transportation and related services	1,809,581	2,107,799	2,063,109	2,176,789
Purchased products sourced for resale	327,787	422,392	384,630	348,936
Purchased payment services	—	—	—	519
Personnel expenses	183,438	177,184	179,342	226,042
Other selling, general, and administrative expenses	61,763	63,425	66,071	84,986
Total costs and expenses	2,382,569	2,770,800	2,693,152	2,837,272
Income from operations	169,545	184,914	187,257	133,604
Net income	$106,500	$114,582	$116,330	$256,392
Basic net income per share	$0.65	$0.71	$0.72	$1.59
Diluted net income per share	$0.65	$0.71	$0.72	$1.58
Basic weighted average shares outstanding	162,693	161,887	160,782	160,880
Dilutive effect of outstanding stock awards	330	313	221	919
Diluted weighted average shares outstanding	163,023	162,200	161,003	161,799
Market price range of common stock:
High	$71.76	$67.31	$61.97	$64.14
Low	$62.84	$55.35	$50.81	$57.16
_________________________

(1)	The quarter ended December 31, 2012 is not comparable to the previous periods shown in this footnote due to certain significant charges or credits related to our recent acquisitions and divestitures.

2011	March 31	June 30	September 30	December 31
Total revenues:
Transportation	$1,991,022	$2,269,036	$2,280,208	$2,200,258
Sourcing	360,028	423,536	399,220	352,744
Payment Services	14,422	15,090	15,500	15,282
Total revenues	2,365,472	2,707,662	2,694,928	2,568,284
Costs and expenses:
Purchased transportation and related services	1,648,102	1,901,189	1,905,731	1,841,586
Purchased products sourced for resale	327,029	388,607	366,131	325,313
Personnel expenses	175,109	178,945	178,117	164,062
Other selling, general, and administrative expenses	58,517	58,826	60,984	65,368
Total costs and expenses	2,208,757	2,527,567	2,510,963	2,396,329
Income from operations	156,715	180,095	183,965	171,955
Net income	$97,028	$111,023	$114,347	$109,214
Basic net income per share	$0.59	$0.67	$0.70	$0.67
Diluted net income per share	$0.59	$0.67	$0.70	$0.67
Basic weighted average shares outstanding	165,124	164,607	163,948	162,919
Dilutive effect of outstanding stock awards	640	587	523	906
Diluted weighted average shares outstanding	165,764	165,194	164,471	163,825
Market price range of common stock:
High	$82.05	$81.53	$82.61	$76.76
Low	$70.32	$73.30	$62.30	$63.21

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

As previously announced, we acquired Apreo Logistics S.A and Phoenix International Freight Services, Ltd. (the "acquisitions") during the fourth quarter of 2012. We have not fully evaluated any changes in internal control over financial reporting associated with these acquisitions. Therefore, management's assessment of internal control over financial reporting as of December 31, 2012 excluded a portion of internal control over financial reporting related to the acquisitions. We estimate that the acquisitions added approximately 1% to our gross revenues, less than 1% to net income (excluding the acquisitions' amortization of intangible assets which were integrated into our systems and control environment) and approximately 9% of total assets (excluding the acquisitions' goodwill and intangible assets which were integrated into our systems and control environment) of our consolidated financial statements as of and for the year ended December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.
Changes in Internal Controls Over Financial Reporting
There have not been any changes to the company’s internal control over financial reporting during the fourth quarter, to which this report relates, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with respect to our Board of Directors contained under the heading “Proposal One Election of Directors,” and information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, are incorporated in this Form 10-K by reference. Information with respect to our executive officers is provided in Part I, Item 1.
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
The information contained under the heading “Named Executive Compensation” in the Proxy Statement (except for the information set forth under the subcaption “Compensation Committee Report on Executive Compensation”) is incorporated in this Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Equity Compensation Plans

The information contained under the heading "Proposal Three: Approve the 2013 Equity Incentive Plan" in the Proxy Statement is incorporated in this Form 10-K by reference.
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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
(1) The Company’s 2012 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.
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
(b) Index to Exhibits — See Exhibit Index on page 56 for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document. We will furnish a copy of any Exhibit at no cost to a security holder upon request.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
The transactions in the allowance for doubtful accounts for the years ended December 31 were as follows (in thousands):

	2012	2011	2010
Balance, beginning of year	$31,328	$30,945	$30,651
Provision	10,459	9,052	13,922
Write-offs	(7,227)	(8,669)	(13,628)
Balance, end of year	$34,560	$31,328	$30,945

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on March 1, 2013.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Vice President, General Counsel and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2013.

Signature	Title

/s/ JOHN P. WIEHOFF	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
John P. Wiehoff

/s/ CHAD M. LINDBLOOM	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Chad M. Lindbloom

*	Director
Scott P. Anderson

*	Director
Robert Ezrilov

*	Director
Wayne M. Fortun

*	Director
Mary J. Steele Guilfoile

*	Director
Jodee Kozlak

*	Director
David W. MacLennan

*	Director
ReBecca Koenig Roloff

*	Director
Brian P. Short

*	Director
James B. Stake

*	Director
Michael W. Wickham

*By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Attorney-in-Fact

INDEX TO EXHIBITS

Number	Description
2.1
Asset Purchase Agreement by and among C.H. Robinson Worldwide, Inc., T-Chek Systems, Inc., and Electronic Funds Source LLC, dated as of October 16, 2012 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on October 17, 2012)

2.2
Purchase Agreement dated as of September 24, 2012 among Phoenix International Freight Services, Ltd., the Selling Shareholders thereto, James William McInerney and Emil Sanchez, solely in their respective capacities as Selling Shareholder Representatives, and C.H. Robinson Worldwide, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on November 1, 2012)

3.1	Certificate of Incorporation of the Company (as amended on May 19, 2012 and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed May 15, 2012)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on August 15, 1997, Registration No. 333-33731)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on October 9, 1997, Registration No. 333-33731)

4.1	Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on October 9, 1997, Registration No. 333-33731)

4.2
Amended and Restated Rights Agreement between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated September 10, 2007)

†10.1	1997 Omnibus Stock Plan (as amended May 18, 2006) (Incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A, filed on April 6, 2006)

†10.2	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on October 9, 1997, Registration No. 333-33731)

†10.3
Credit Agreement dated as of October 29, 2012, among C.H. Robinson Worldwide, Inc., the lenders party thereto, and U.S. Bank National Association, as Administrative Agent for the Lenders, as Swing Line Lender and as LC Issuer (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 1, 2012)

†10.4	Form of Management-Employee Agreement (Key Employee) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

†10.5	Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

†10.6	Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-33731)

†10.7	C.H. Robinson Worldwide, Inc. 2010 Non-Equity Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A, filed on March 26, 2010)

*†10.8	Robinson Companies Nonqualified Deferred Compensation Plan

†10.9
Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C.H. Robinson Worldwide, Inc. and John P. Wiehoff (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

†10.10	Form of Restricted Stock Award for U.S. Managerial Employees (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

†10.11	Form of Restricted Unit Award for U.S. Managerial Employees (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

†10.12	2012 Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011)

†10.13	2012 Form of Restricted Stock Award for U.S. Managerial Employees (Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011)

†10.14	2012 Form of Restricted Stock Award for Officers (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011)

*†10.15	2012 Form of Time-Based Restricted Stock Unit Award

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*24	Powers of Attorney

Number	Description

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 1, 2013, formatted in XBRL: (i) Consolidated Statement of Operations for the years ended December 31, 2012, 2011, and 2010, (ii) Consolidated Balance Sheets as of December 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Investment for the years ended 2012, 2011, and 2010, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report