Form 10-Q
period 2013-03-31
C H ROBINSON WORLDWIDE INC
filed 2013-05-09
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
952-937-8500
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2013, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 160,559,398.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$159,900	$210,019
Receivables, net of allowance for doubtful accounts of $35,363 and $34,560	1,469,826	1,412,136
Deferred tax asset	9,465	11,780
Prepaid expenses and other	51,388	38,355
Total current assets	1,690,579	1,672,290

Property and equipment, net	150,896	149,851
Goodwill	825,201	822,215
Other intangible assets, net	132,248	137,411
Other assets	31,636	22,458
Total assets	$2,830,560	$2,804,225

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$701,770	$639,460
Outstanding checks	56,959	68,016
Accrued expenses:
Compensation and profit-sharing contribution	52,400	103,343
Income taxes	9,964	121,581
Other accrued liabilities	37,705	46,171
Current portion of debt	390,629	253,646
Total current liabilities	1,249,427	1,232,217

Noncurrent income taxes payable	20,402	20,590
Deferred tax liabilities	70,101	45,113
Other long term liabilities	945	1,933
Total liabilities	1,340,875	1,299,853

Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 178,676 and 178,695 shares issued, 160,565 and 161,327 outstanding	16,057	16,133
Additional paid-in capital	292,629	303,479
Retained earnings	2,265,084	2,218,229
Accumulated other comprehensive loss	(11,574)	(9,345)
Treasury stock at cost (18,111 and 17,368 shares)	(1,072,511)	(1,024,124)
Total stockholders’ investment	1,489,685	1,504,372
Total liabilities and stockholders’ investment	$2,830,560	$2,804,225

See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements Of Operations and Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2013	2012
Revenues:
Transportation	$2,603,182	$2,176,797
Sourcing	387,852	359,730
Payment Services	3,233	15,587
Total revenues	2,994,267	2,552,114
Costs and expenses:
Purchased transportation and related services	2,181,930	1,809,581
Purchased products sourced for resale	356,006	327,787
Purchased payment services	609	—
Personnel expenses	212,645	183,438
Selling, general, and administrative expenses	74,371	61,763
Total costs and expenses	2,825,561	2,382,569
Income from operations	168,706	169,545
Investment and other (expense) income	(60)	214
Income before provision for income taxes	168,646	169,759
Provision for income taxes	65,303	63,259
Net income	103,343	106,500
Other comprehensive (loss) income	(2,229)	227
Comprehensive income	$101,114	$106,727

Basic net income per share	$0.64	$0.65
Diluted net income per share	$0.64	$0.65

Basic weighted average shares outstanding	160,637	162,693
Dilutive effect of outstanding stock awards	53	330
Diluted weighted average shares outstanding	160,690	163,023
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(In thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$103,343	$106,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,807	8,417
Provision for doubtful accounts	2,293	4,846
Stock-based compensation	5,115	9,766
Deferred income taxes	27,303	4,152
Loss on sale/disposal of assets	35	18
Other long-term liabilities	5	192
Changes in operating elements, net of effects of acquisitions:
Receivables	(74,267)	(60,588)
Prepaid expenses and other	(12,158)	800
Accounts payable and outstanding checks	51,238	43,138
Accrued compensation and profit-sharing contribution	(49,920)	(69,664)
Accrued income taxes	(111,805)	37,936
Other accrued liabilities	(13,039)	(8,429)
Net cash (used for) provided by operating activities	(58,050)	77,084

INVESTING ACTIVITIES
Purchases of property and equipment	(8,745)	(9,888)
Purchases and development of software	(1,432)	(3,932)
Other	43	4
Net cash used for investing activities	(10,134)	(13,816)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	7,403	7,628
Stock tendered for payment of withholding taxes	(46,933)	(7,129)
Payment of contingent purchase price	(927)	(11,613)
Repurchase of common stock	(44,980)	(65,490)
Cash dividends	(56,473)	(54,725)
Excess tax benefit on stock-based compensation	23,554	5,999
Proceeds from short-term borrowings	1,008,000	—
Payments on short-term borrowings	(871,017)	—
Net cash provided by (used for) financing activities	18,627	(125,330)

Effect of exchange rates on cash	(562)	(242)
Net decrease in cash and cash equivalents	(50,119)	(62,304)
Cash and cash equivalents, beginning of period	210,019	373,669
Cash and cash equivalents, end of period	$159,900	$311,365

See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL
Basis of Presentation - C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of transportation services and logistics solutions through a network of 276 branch offices operating in North America, Europe, Asia, South America, and Australia. The consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements.
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
Consistent with SEC rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read the condensed consolidated financial statements and related notes in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 2: GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

Balance, December 31, 2012	$822,215
Phoenix Acquisition - measurement period adjustment	3,732
Foreign currency translation	(746)
Balance, March 31, 2013	$825,201
A summary of our other intangible assets, with finite lives, which include primarily customer relationships and non-competition agreements, is as follows (in thousands):

	March 31, 2013	December 31, 2012
Gross	$149,644	$149,644
Accumulated amortization	(19,271)	(14,108)
Net	$130,373	$135,536

Other intangible assets, with indefinite lives, are as follows (in thousands):

	March 31, 2013	December 31, 2012
Trademarks	$1,875	$1,875

Amortization expense for other intangible assets was (in thousands):

	Three months ended March 31,
	2013	2012
Amortization expense	$5,047	$842

Intangible assets at March 31, 2013 will be amortized over the next eight years, and that expense is as follows (in thousands):

Remainder of 2013	$14,995
2014	18,719
2015	16,939
2016	16,922
2017	16,827
Thereafter	45,971
Total	$130,373

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
The table below sets forth a reconciliation of our beginning and ending Level 3 financial liability balance (in thousands). We had no Level 3 liabilities as of March 31, 2013.

	Three months ended March 31,
	2013	2012
Balance, beginning of period	$922	$13,070
Payments of contingent purchase price	(927)	(11,613)
Total unrealized losses included in earnings	5	(192)
Balance, end of period	$—	$1,265

NOTE 4. FINANCING ARRANGEMENTS
On October 29, 2012, we entered into a senior unsecured revolving credit facility for up to $500 million with a $500 million accordion feature (the "Credit Agreement"), with a syndicate of financial institutions led by U. S. Bank. The purpose of this facility was to partially fund the acquisition of Phoenix International Freight Services, Ltd. ("Phoenix") and will allow us to continue to fund working capital, capital expenditures, dividends, and share repurchases. The Credit Agreement expires on October 29, 2017.

As of March 31, 2013, we had $390.0 million in borrowings outstanding under the Credit Agreement which is classified as a current liability on the consolidated balance sheet. We consider these borrowings to be a Level 2 financial liability and therefore, the recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt.
Borrowings under the Credit Agreement generally bear interest at a variable rate equal to (i) LIBOR plus 1.00%, or (ii) the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50%, or (c) the sum of 1.00% plus one-month LIBOR plus a specified margin). In addition, there is a commitment fee on the average daily undrawn sated amount under each letter of credit issued under the facility. The weighted average interest rate incurred on borrowings during the quarter ended March 31, 2013 was approximately 1.3% and at March 31, 2013 was approximately 1.2%.
The Credit Agreement contains various restrictions and covenants. Among other requirements, we may not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated Total Capitalization, to be greater than 0.65 to 1.00. We were in compliance with the debt covenants as of March 31, 2013.
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
Our effective tax rate for the three months ended March 31, 2013 and 2012 were 38.7% and 37.3%, respectively. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
NOTE 6: STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three months ended March 31,
	2013	2012
Stock options	$301	$502
Stock awards	3,902	8,298
Company expense on ESPP discount	912	966
Total stock based compensation expense	$5,115	$9,766
Our 1997 Omnibus Stock Plan allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 28,000,000 shares can be granted under this plan; approximately 3,619,013 shares were available for stock awards as of March 31, 2013. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We plan to submit a new equity incentive plan for shareholder approval at our Annual Meeting of Stockholders on May 9, 2013.
Stock Options - We have awarded performance-based stock options to certain key employees. These options are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. Any options remaining unvested at the end of the five-year vesting period are forfeited to the company. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options) on the grants from 2011 and 2012.
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of March 31, 2013, unrecognized compensation expense related to stock options was $25.8 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
Restricted Stock Awards - We have awarded performance-based restricted shares and restricted units to certain key employees and non-employee directors. These restricted shares and restricted units are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. The awards also contain restrictions on the awardees’ ability to sell or transfer vested shares or units for a specified period of time. The fair value of these shares is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts have varied from 12 percent to 22 percent and are calculated using the Black-Scholes option pricing model - protective put method. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.
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
As of March 31, 2013, there is unrecognized compensation expense of $141.7 million related to previously granted restricted shares and units. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
Employee Stock Purchase Plan - Our 1997 Employee Stock Purchase Plan allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of the quarter discounted by 15 percent. Shares are vested immediately. The following is a summary of the employee stock purchase plan activity (dollar amounts in thousands):

Three months ended March 31, 2013
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
102,244	$5,168	$912

NOTE 7: LITIGATION
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
NOTE 8: ACQUISITIONS AND DIVESTITURES
On November 1, 2012, we acquired all of the outstanding stock of Phoenix International Freight Services, Ltd. for the purpose of expanding our current market presence and service offerings in international freight forwarding. Total purchase consideration was $676.4 million, net of estimated post-closing cash and working capital adjustments, in accordance with the purchase agreement. The acquisition price was financed with $60.2 million in newly-issued common stock (representing 1.1 million shares), borrowings under the revolving credit facility of approximately $173.0 million discussed in Note 4, and the remainder with cash on-hand.

The following is a preliminary summary of the allocation of purchase consideration to the estimated fair value of net assets for the acquisition of Phoenix (in thousands):

Cash and cash equivalents	$75,372
Receivables	125,595
Other current assets	8,929
Property and equipment	12,160
Identifiable intangible assets	130,000
Goodwill	451,609
Other noncurrent assets	15,596
Total assets	$819,261

Accounts payable	$(45,367)
Accrued expenses	(14,340)
Other liabilities	(83,155)
Estimated net assets acquired	$676,399

Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

		Estimated Life (years)
Customer relationships	$129,800	8
Noncompete agreements	200	5
Total identifiable intangible assets	$130,000

The Phoenix goodwill is a result of acquiring and retaining the Phoenix existing workforce and expected synergies from integrating their business into C.H. Robinson. The goodwill will not be deductible for tax purposes. Purchase accounting is considered preliminary, subject to revision, mainly with respect to certain working capital accounts, taxes, and goodwill, as final information was not available as of March 31, 2013. We do not expect any revisions to the preliminary allocation of purchase price to have a material impact on our consolidated financial statements.
The measurement period adjustments during the first quarter of 2013 to the previously recorded opening balances relate primarily to changes in the allocation of purchase consideration to certain accounts based on continued resolution of certain working capital adjustments with the selling shareholders. The adjustments in first quarter of 2013 resulted in a $1.5 million increase in receivables, a $3.7 million increase in goodwill, and a $10.6 million increase in other assets. The measurement period adjustments were recorded prospectively as they are not considered material to the consolidated financial statements at December 31, 2012.
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
For the quarter ended March 31, 2012, on an unaudited pro forma basis, assuming the Phoenix acquisition had closed on January 1, 2011, the combined results of C.H. Robinson and Phoenix would have resulted in revenues of $2.2 billion, operating income of $173.9 million, and net income of $107.7 million. The first quarter 2012 pro forma financial information includes adjustments including additional amortization expense on identifiable intangible assets of $4.1 million and incremental interest expense of $0.7 million, and tax effect impact of $1.3 million based on our consolidated effective tax rate.
The pro forma consolidated financial information was prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information and actual amounts may have differed materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of each period presented or of future results of the consolidated entity. The results of operations and financial condition of Phoenix has been included in our consolidated financial statements since the acquisition date of November 1, 2012.
On October 16, 2012, we sold substantially all of the operations of our subsidiary, T-Chek Systems, Inc. ("T-Chek"), which represented a majority of our Payment Services business, to Electronic Funds Source, LLC ("EFS") for $302.5 million in cash, subject to post-closing adjustments. EFS acquired the assets and assumed certain liabilities of T-Chek.
For the quarter ended March 31, 2012, on an unaudited pro forma basis, assuming the T-Chek divestiture had closed on January 1, 2011, the results of C.H. Robinson excluding T-Chek would have resulted in revenues of $2.5 billion, operating income of $163.9 million, and net income of $103.0 million.
We recorded a gain on the sale of the assets and liabilities of approximately $281.6 million during the fourth quarter of 2012. In conjunction with the sale, we entered into two ten-year agreements with EFS: a money transfer services agreement and a MasterCard services agreement. These agreements for ongoing activities between us and EFS are expected to result in significant continuing cash outflows. Consequently, the sale of T-Chek's assets and liabilities did not result in the operating results of T-Chek being accounted for as a discontinued operation.
On October 1, 2012, we acquired all of the outstanding stock of the operating subsidiaries of Apreo Logistics S.A. ("Apreo"), a leading freight forwarder based in Warsaw, Poland, for the purpose of expanding our current market presence and service offerings in Europe. The total purchase price of Apreo was approximately $26.5 million, which was paid in cash and is subject to post-closing adjustments. We recorded $17.4 million of goodwill and other intangible assets related to this acquisition. The goodwill will not be deductible for tax purposes. The results of operations and financial condition of Apreo have been included in our consolidated financial statements since its acquisition date. The results of our operations for 2012 were not materially impacted by this acquisition.

NOTE 9: CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is included in the Stockholders' investment on our condensed consolidated balance sheet.  The recorded balance, net of taxes, at March 31 , 2013 and December 31, 2012 was $11.6 million and $9.3 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency translation adjustment at March 31, 2013 and December 31, 2012.

In February 2013, the Financial Accounting Standards Board issued guidance on the reporting of amounts reclassified out of accumulated other comprehensive income (loss). This guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. Entities may present this information either on the face of the statement where net income is presented or in the notes. This guidance was effective for the Company on January 1, 2013, and is to be applied prospectively. The guidance required additional disclosures, however it did not impact our results of operations, financial position or cash flows. During the quarter ended March 31, 2013, no amounts of accumulated other comprehensive loss were reclassified into net income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes.

FORWARD-LOOKING INFORMATION
Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements”. These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions or dispositions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in economic conditions; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel price increases or shortages; the impact of war on the economy; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 31, 2013.
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
Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount grew by 215 employees during the first quarter of 2013. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of many of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity. All of our managers and certain other employees who have significant responsibilities are eligible to receive equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders. Generally, these awards vest over five-year periods and also include performance-based requirements. In 2012, we also issued restricted equity awards that vest evenly over five years, starting on December 31, 2013.
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

RESULTS OF OPERATIONS
The following table summarizes our total revenues by service line:

	Three months ended March 31,
	2013	2012	% change
Transportation	$2,603,182	$2,176,797	19.6%
Sourcing	387,852	359,730	7.8%
Payment Services	3,233	15,587	(79.3)%
Total	$2,994,267	$2,552,114	17.3%

The following table illustrates our net revenue margins by services and products:

	Three months ended March 31,
	2013	2012
Transportation	16.2%	16.9%
Sourcing	8.2%	8.9%
Payment Services	81.2%	100.0%
Total	15.2%	16.3%

The following table summarizes our net revenues by service line:

	Three months ended March 31,
	2013	2012	% change
Transportation
Truck	$268,604	$263,582	1.9%
LTL (1)	58,491	51,827	12.9%
Intermodal	9,101	9,711	(6.3)%
Ocean	42,488	15,761	169.6%
Air	16,768	8,873	89.0%
Customs	8,606	3,400	153.1%
Other Logistics Services	17,194	14,062	22.3%
Total Transportation	421,252	367,216	14.7%
Sourcing	31,846	31,943	(0.3)%
Payment Services	2,624	15,587	(83.2)%
Total	$455,722	$414,746	9.9%
(1) Less-than-truckload ("LTL")

The following table represents certain statements of operations data, shown as percentages of our net revenues:

	Three months ended March 31,
	2013	2012
Net revenues	100.0%	100.0%
Operating expenses:
Personnel expenses	46.7%	44.2%
Other selling, general, and administrative expenses	16.3%	14.9%
Total operating expenses	63.0%	59.1%
Income from operations	37.0%	40.9%
Investment and other income	—%	0.1%
Income before provision for income taxes	37.0%	40.9%
Provision for income taxes	14.3%	15.3%
Net income	22.7%	25.7%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Total revenues and direct costs. Our consolidated total revenues increased 17.3 percent in the first quarter of 2013 compared to the first quarter of 2012. Total Transportation revenues increased 19.6 percent to $2.60 billion in the first quarter of 2013 from $2.18 billion in the first quarter of 2012. This increase was driven by higher volumes in many of our transportation modes and increased pricing to our customers, including the impacts of higher fuel costs. Total purchased transportation and related services increased 20.6 percent in the first quarter of 2013 to $2.18 billion from $1.81 billion in the first quarter of 2012. This increase was due to higher volumes in many of our transportation modes and higher transportation costs, including the impacts of higher fuel costs. Our Sourcing revenue increased 7.8 percent to $387.9 million in the first quarter of 2013 from $359.7 million in the first quarter of 2012. Purchased products sourced for resale increased 8.6 percent in the first quarter of 2013 to $356.0 million from $327.8 million in the first quarter of 2012. These increases were primarily due to higher case volumes. Our Payment Services revenue decreased 79.3 percent to $3.2 million in the first quarter of 2013 from $15.6 million in the first quarter of 2012. The decrease was due to the sale of substantially all of our Payment Services business, T-Chek, to Electronic Funds Source, LLC on October 16, 2012.
Net revenues. Total Transportation net revenues increased 14.7 percent to $421.3 million in the first quarter of 2013 from $367.2 million in the first quarter of 2012. Our Transportation net revenue margin decreased to 16.2 percent in the first quarter of 2013 from 16.9 percent in the first quarter of 2012 largely driven by higher transportation costs and higher fuel costs, partially offset by an increase in transportation rates charged to our customers. While our different pricing arrangements with customers and contract carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through in our truckload business. Therefore, in times of higher fuel prices, our net revenue margin percentage decreases, as it did in the first quarter of 2013.
Our truckload net revenues increased 1.9 percent to $268.6 million in the first quarter of 2013 from $263.6 million in the first quarter of 2012. Truckload volumes increased approximately nine percent in the first quarter of 2013. We estimate that our acquisition of Apreo Logistics S.A. (“Apreo”), which was completed in October 2012, contributed approximately four percent to our volume growth in the first quarter of 2013. The Apreo business has a large number of short haul shipments in Poland. Truckload net revenue margin decreased in the first quarter of 2013 compared to the first quarter of 2012, due primarily to increased cost of capacity and an increase in fuel prices, partially offset by increased rates charged to our customers. Excluding the estimated impact of the change in fuel, on average, our truckload rates increased approximately 1.5 percent in the first quarter of 2013. Our truckload transportation costs increased approximately 2.5 percent, excluding the estimated impacts of the change in fuel.
Our LTL net revenues increased 12.9 percent to $58.5 million in the first quarter of 2013 from $51.8 million in the first quarter of 2012. LTL shipment volumes increased approximately 12 percent in the first quarter of 2013 compared to the first quarter of 2012.
Our intermodal net revenue decreased 6.3 percent to $9.1 million in the first quarter of 2013 from $9.7 million in the first quarter of 2012, was largely due to decreased net revenue margin and volume declines. Our net revenue margin decline was due to a change in our mix of business and increased cost of capacity.
Our ocean transportation net revenues increased 169.6 percent to $42.5 million in the first quarter of 2013 from $15.8 million in the first quarter of 2012. The increase was primarily due to our acquisition of Phoenix in November 2012.

Our air transportation net revenues increased 89.0 percent to $16.8 million in the first quarter of 2013 from $8.9 million in the first quarter of 2012. The increase was primarily due to our acquisition of Phoenix.
Our customs net revenues increased 153.1 percent to $8.6 million in the first quarter of 2013 from $3.4 million in 2012. The increase was primarily due to our acquisition of Phoenix.
Other logistics services net revenues, which include transportation management services, warehousing, and small parcel, increased 22.3 percent to $17.2 million in the first quarter of 2013 from $14.1 million in the first quarter of 2012. This increase was primarily due to transaction increases in our transportation management services.
Sourcing net revenues decreased 0.3 percent to $31.8 million in the first quarter of 2013 from $31.9 million in the first quarter of 2012. This decrease was primarily due to decreased net revenue margin, partially offset by increased volumes. Our net revenue margin decreased to 8.2 percent in the first quarter of 2013 from 8.9 percent in the first quarter of 2012.
Payment Services net revenues decreased 83.2 percent to $2.6 million in the first quarter of 2013 from $15.6 million in the first quarter of 2012. Approximately $12.8 million of this decrease is due to the divestiture of T-Chek on October 16, 2012.

Operating expenses. Operating expenses increased 17.1 percent to $287.0 million in the first quarter of 2013 from $245.2 million in the first quarter of 2012. Operating expenses as a percentage of net revenues increased to 63.0 percent in the first quarter of 2013 from 59.1 percent in the first quarter of 2012. During the first quarter of 2013, operating expenses grew faster than net revenues primarily as a result of the impact of Phoenix operations. Phoenix has a higher operating expense to net revenue ratio than C.H. Robinson has historically experienced.
For the first quarter, personnel expenses increased 15.9 percent to $212.6 million in 2013 from $183.4 million in 2012. This was due to an increase in our average headcount of approximately 31 percent, related primarily to the acquisitions of Phoenix and Apreo in the fourth quarter of 2012. We estimate that our average headcount, excluding acquisitions, increased approximately nine percent in the first quarter of 2013 compared to 2012. In addition, during the first quarter of 2013, there was additional payroll tax of approximately $3 million related to the delivery of previously vested restricted equity awards. The personnel expense increase was partially offset by declines in incentive plans that are designed to keep expenses variable with changes in net revenues and profitability. The increase in personnel expenses was also partially offset by the divestiture of T-Chek in October 2012.
For the first quarter, other selling, general, and administrative expenses increased 20.4 percent to $74.4 million in 2013 from $61.8 million in 2012. This increase was driven primarily by Phoenix operations, partially offset by the divestiture of T-Chek. For the first quarter, acquisition amortization expense increased to $5.0 million in 2013 from $0.8 million in 2012. This increase was driven by the amortization of the definite-lived intangible assets recorded in connection with the acquisition of Phoenix.
Income from operations. Income from operations decreased 0.5 percent to $168.7 million in the first quarter of 2013 from $169.5 million in the first quarter of 2012. This includes a decrease of approximately $5.7 million related to the divestiture of T-Chek and also reflects an increase in operating expenses. The decrease in income from operations was partially offset by an increase in net revenues. Income from operations as a percentage of net revenues decreased to 37.0 percent in the first quarter of 2013 from 40.9 percent in the first quarter of 2012.
Investment and other (expense) income. Investment and other (expense) income decreased to a loss of $0.1 million in the first quarter of 2013 compared to income of $0.2 million in the first quarter of 2012. The change is due primarily to the interest expense related to the borrowings on our credit facility.
Provision for income taxes. Our effective income tax rate was 38.7 percent for the first quarter of 2013 and 37.3 percent for the first quarter of 2012. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
Net income. Net income decreased 3.0 percent to $103.3 million in the first quarter of 2013 from $106.5 million in the first quarter of 2012. Basic and diluted net income per share decreased 1.5 percent to $0.64 from $0.65.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. In 2012, we entered into a senior unsecured revolving credit facility to partially fund the acquisition of Phoenix. We also expect to use this credit facility to assist us in continuing to fund working capital, capital expenditures, dividends, and share repurchases. Cash and cash equivalents totaled $159.9 million and $210.0 million as of March 31, 2013 and December 31, 2012. Cash and cash equivalents held outside the United States totaled $88.6 million and $103.3 million as of March 31, 2013 and December 31, 2012. Working capital at March 31, 2013 and December 31, 2012 was $441.2 million and $440.1 million.
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
Cash flow from operating activities. We used $58.1 million and generated $77.1 million of cash flow from operations during the three months ended March 31, 2013 and 2012. During the first quarter of 2013, our cash flow from operations decreased 175.3 percent compared to a 3.0 percent decrease in net income. During the first quarter of 2013, we used $111.8 million to fund the payment of income taxes, primarily related to the gain recognized on the divestiture of T-Chek.
Cash used for investing activities. We used $10.1 million and $13.8 million of cash in the first quarter of 2013 and 2012 for investing activities. This was primarily for investments in information technology equipment to support our operating systems, including the purchase and development of software. These information technology investments are intended to improve efficiencies and help grow the business.
Cash used for financing activities. We generated $18.6 million and used $125.3 million of cash flow for financing activities in the first quarter of 2013 and 2012.
In the first quarter of 2013, we had net borrowings of $137.0 million. On October 29, 2012, we entered into a senior unsecured revolving credit facility for up to $500 million with a $500 million accordion feature, of which $390.0 million was outstanding as of March 31, 2013. The purpose of this facility was to partially fund the acquisition of Phoenix and will assist us in continuing to fund working capital, capital expenditures, dividends, and share repurchases. Advances under the facility carry an interest rate based on our total funded debt to total capitalization, as measured at the end of each quarter, and are based on a spread over LIBOR for outstanding balances. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. We were in compliance with all of the credit facility's debt covenants as of March 31, 2013.
We used $56.5 million and $54.7 million to pay cash dividends in the first quarter of 2013 and 2012. The increase in 2013 was due to an increase in our quarterly dividend rate to $0.35 in 2013 from $0.33 per share in 2012, partially offset by a decrease in outstanding shares.
We used $46.9 million and $7.1 million to acquire shares from employees to pay their withholding taxes resulting from the delivery of restricted equity in the first quarter of 2013 and 2012.
We used $45.0 million and $65.5 million on share repurchases in the first quarter of 2013 and 2012. The decrease in 2013 was due to a 20 percent decrease from the number of shares repurchased in 2012 and an 11 percent decrease in the average price per share repurchased. We are currently purchasing shares under the 2012 authorization of 10,000,000 shares. As of March 31, 2013, there were 9,955,888 shares remaining under this authorization. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our condensed consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of our critical accounting policies and estimates.
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
Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $35.4 million as of March 31, 2013 increased compared to the allowance of $34.6 million as of December 31, 2012. This increase was primarily due to growth in our accounts receivable balance. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
Goodwill. We manage and report our operations as one operating segment. Our branches represent a series of components that are aggregated for the purpose of evaluating goodwill for impairment on an enterprise-wide basis. The fair value of the enterprise-wide reporting unit substantially exceeds the book value; therefore we have determined that there is no indication of goodwill impairment as of March 31, 2013.
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
We had $159.9 million of cash and investments on March 31, 2013, consisting entirely of cash and cash equivalents. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $500 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or "prime" plus the applicable add-on percentage as defined. At March 31, 2013, there was $390.0 million outstanding on the revolving loan.
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
There were no changes that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the company's internal control over financial reporting.
As previously announced, we acquired Apreo and Phoenix during the fourth quarter of 2012. We have not fully evaluated any changes in internal control over financial reporting associated with these acquisitions and therefore any material changes that may result from these acquisitions have not been disclosed in this report. We intend to disclose all material changes resulting from these acquisitions within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include these entities.
The results reported in this quarterly report include those of Apreo and Phoenix.

PART II - OTHER INFORMATION

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the company during the quarter ended March, 31, 2013 of shares of the Company's common stock.

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2013—January 31, 2013	698,454	$66.06	—	10,827,443
February 1, 2013—February 28, 2013	347,890	58.06	355,897	10,471,546
March 1, 2013—March 31, 2013	517,248	58.13	515,658	9,955,888
First quarter 2013	1,563,592	$61.66	871,555	9,955,888

(1) The total number of shares purchased includes shares purchased under the authorizations described below, and shares reacquired from employees as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2) In August 2012, the Board of Directors authorized management to repurchase an additional 10,000,000 shares of our common stock. As of March 31, 2013, there were 9,955,888 shares remaining under the 2012 authorization. During the first quarter of 2013, we repurchased the remaining 827,443 shares that were remaining under the 2009 authorization.

ITEM 3.	Defaults on Senior Securities
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	Other Information
None

ITEM 6.	Exhibits
Exhibits filed with this report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2013, formatted in XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2013.

C.H. ROBINSONSON WORLDWIDE, INC.

By:	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By:	/s/ Chad M. Lindbloom
Chad M. Lindbloom
Cheif Financial Officer (principal accounting officer)