Form 10-Q
period 2013-06-30
C H ROBINSON WORLDWIDE INC
filed 2013-08-08
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
As of August 2, 2013, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 159,343,889.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$150,017	$210,019
Receivables, net of allowance for doubtful accounts of $36,581 and $34,560	1,570,886	1,412,136
Deferred tax asset	10,602	11,780
Prepaid expenses and other	51,463	38,355
Total current assets	1,782,968	1,672,290

Property and equipment, net	153,327	149,851
Goodwill	826,288	822,215
Other intangible assets, net	127,254	137,411
Other assets	31,708	22,458
Total assets	$2,921,545	$2,804,225

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$747,022	$639,460
Outstanding checks	60,950	68,016
Accrued expenses:
Compensation and profit-sharing contribution	67,518	103,343
Income taxes	51,919	121,581
Other accrued liabilities	37,926	46,171
Current portion of debt	365,652	253,646
Total current liabilities	1,330,987	1,232,217

Noncurrent income taxes payable	20,621	20,590
Deferred tax liabilities	69,928	45,113
Other long term liabilities	944	1,933
Total liabilities	1,422,480	1,299,853

Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 178,668 and 178,695 shares issued, 159,737 and 161,327 outstanding	15,974	16,133
Additional paid-in capital	296,914	303,479
Retained earnings	2,320,398	2,218,229
Accumulated other comprehensive loss	(14,979)	(9,345)
Treasury stock at cost (18,931 and 17,368 shares)	(1,119,242)	(1,024,124)
Total stockholders’ investment	1,499,065	1,504,372
Total liabilities and stockholders’ investment	$2,921,545	$2,804,225

See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements Of Operations and Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Revenues:
Transportation	$2,818,077	$2,476,805	$5,421,259	$4,653,602
Sourcing	466,811	462,597	854,663	822,327
Payment Services	3,374	16,312	6,607	31,899
Total revenues	3,288,262	2,955,714	6,282,529	5,507,828
Costs and expenses:
Purchased transportation and related services	2,386,932	2,107,799	4,568,862	3,917,380
Purchased products sourced for resale	428,059	422,392	784,065	750,179
Purchased payment services	669	—	1,278	—
Personnel expenses	206,009	177,184	418,654	360,622
Selling, general, and administrative expenses	84,117	63,425	158,488	125,188
Total costs and expenses	3,105,786	2,770,800	5,931,347	5,153,369
Income from operations	182,476	184,914	351,182	354,459
Investment, interest, and other (expense) income	(589)	686	(649)	900
Income before provision for income taxes	181,887	185,600	350,533	355,359
Provision for income taxes	70,015	71,018	135,318	134,277
Net income	111,872	114,582	215,215	221,082
Other comprehensive loss	(3,405)	(2,857)	(5,634)	(2,630)
Comprehensive income	$108,467	$111,725	$209,581	$218,452

Basic net income per share	$0.70	$0.71	$1.34	$1.36
Diluted net income per share	$0.70	$0.71	$1.34	$1.36

Basic weighted average shares outstanding	159,818	161,887	160,137	162,290
Dilutive effect of outstanding stock awards	99	313	61	353
Diluted weighted average shares outstanding	159,917	162,200	160,198	162,643
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$215,215	$221,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,952	17,208
Provision for doubtful accounts	5,635	3,608
Stock-based compensation	9,885	16,559
Deferred income taxes	25,993	3,543
Loss on sale/disposal of assets	138	2,397
Other long-term liabilities	5	17
Changes in operating elements, net of effects of acquisitions:
Receivables	(198,669)	(229,361)
Prepaid expenses and other	(12,146)	(5,631)
Accounts payable and outstanding checks	100,481	130,457
Accrued compensation and profit-sharing contribution	(35,277)	(51,556)
Accrued income taxes	(69,631)	9,058
Other accrued liabilities	(11,310)	(7,353)
Net cash provided by operating activities	58,271	110,028

INVESTING ACTIVITIES
Purchases of property and equipment	(18,316)	(17,403)
Purchases and development of software	(4,261)	(7,567)
Acquisitions, net of cash acquired	19,126	—
Other	107	192
Net cash used for investing activities	(3,344)	(24,778)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	10,298	10,736
Stock tendered for payment of withholding taxes	(47,909)	(8,020)
Payment of contingent purchase price	(927)	(11,613)
Repurchase of common stock	(96,432)	(105,483)
Cash dividends	(113,031)	(109,151)
Excess tax benefit on stock-based compensation	24,755	7,654
Proceeds from short-term borrowings	2,134,023	—
Payments on short-term borrowings	(2,022,017)	—
Net cash used for financing activities	(111,240)	(215,877)

Effect of exchange rates on cash	(3,689)	(2,415)
Net decrease in cash and cash equivalents	(60,002)	(133,042)
Cash and cash equivalents, beginning of period	210,019	373,669
Cash and cash equivalents, end of period	$150,017	$240,627
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

NOTE 2: GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

Balance, December 31, 2012	$822,215
Phoenix acquisition - measurement period adjustment	4,606
Foreign currency translation	(533)
Balance, June 30, 2013	$826,288
A summary of our other intangible assets, with finite lives, which include primarily customer relationships and non-competition agreements, is as follows (in thousands):

	June 30, 2013	December 31, 2012
Gross	$149,644	$149,644
Accumulated amortization	(24,265)	(14,108)
Net	$125,379	$135,536

Other intangible assets, with indefinite lives, are as follows (in thousands):

	June 30, 2013	December 31, 2012
Trademarks	$1,875	$1,875

Amortization expense for other intangible assets was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization expense	$5,026	$966	$10,073	$1,808

Intangible assets at June 30, 2013 will be amortized over the next eight years, and that expense is as follows (in thousands):

Remainder of 2013	$10,042
2014	18,719
2015	16,939
2016	16,922
2017	16,827
Thereafter	45,930
Total	$125,379

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
The table below sets forth a reconciliation of our beginning and ending Level 3 financial liability balance (in thousands). We had no Level 3 liabilities as of June 30, 2013.

	Three Months Ended June 30,
	2013	2012
Balance, beginning of period	$—	$1,265
Payments of contingent purchase price	—	—
Total unrealized losses included in earnings	—	209
Balance, end of period	$—	$1,474

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
As of June 30, 2013, we had $365.0 million in borrowings outstanding under the Credit Agreement which is classified as a current liability on the consolidated balance sheet. We consider these borrowings to be a Level 2 financial liability and therefore, the recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt.
Borrowings under the Credit Agreement generally bear interest at a variable rate equal to (i) LIBOR plus 1.00%, or (ii) the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50%, or (c) the sum of 1.00% plus one-month LIBOR plus a specified margin). In addition, there is a commitment fee on the average daily undrawn sated amount under each letter of credit issued under the facility. The weighted average interest rate incurred on borrowings during the quarter ended June 30, 2013 was approximately 1.3% and at June 30, 2013 was approximately 1.2%.
The Credit Agreement contains various restrictions and covenants. Among other requirements, we may not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated Total Capitalization, to be greater than 0.65 to 1.00. We were in compliance with the debt covenants as of June 30, 2013.
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
Our effective tax rate for the three months ended June 30, 2013 and 2012 were 38.5% and 38.3%, respectively. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

NOTE 6: STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	$319	$495	$620	$997
Stock awards	3,940	5,809	7,842	14,107
Company expense on ESPP discount	511	489	1,423	1,455
Total stock based compensation expense	$4,770	$6,793	$9,885	$16,559

On May 9, 2013 our shareholders approved our 2013 Equity Incentive Plan which allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 3,400,000 shares plus the shares remaining available for future grants under the 1997 Plan as of May 9, 2013, can be granted under this plan. Approximately 7,095,000 shares were available for stock awards under the new plan as of June 30, 2013. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plan.
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
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of June 30, 2013, unrecognized compensation expense related to stock options was $25.5 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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
As of June 30, 2013, there is unrecognized compensation expense of $137.1 million related to previously granted restricted shares and units. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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

Three Months Ended June 30, 2013
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
60,472	$2,894	$511

NOTE 7: LITIGATION
We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including eleven contingent auto liability cases. For such legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.
During the second quarter of 2013, we recorded a $5.0 million charge related to the settlement of a contingent auto liability claim. The $5.0 million represents the amount of our retained risk under the terms of our contingent auto liability insurance policy.
NOTE 8: ACQUISITIONS AND DIVESTITURES
On November 1, 2012, we acquired all of the outstanding stock of Phoenix International Freight Services, Ltd. for the purpose of expanding our current market presence and service offerings in international freight forwarding. Total purchase consideration was $677.3 million, net of estimated post-closing cash and working capital adjustments, in accordance with the purchase agreement. The acquisition price was financed with $60.2 million in newly-issued common stock (representing 1.1 million shares), borrowings under the revolving credit facility of approximately $173.0 million discussed in Note 4, and the remainder with cash on-hand.
The following is a preliminary summary of the allocation of purchase consideration to the estimated fair value of net assets for the acquisition of Phoenix (in thousands):

Cash and cash equivalents	$75,372
Receivables	125,595
Other current assets	8,929
Property and equipment	12,160
Identifiable intangible assets	130,000
Goodwill	452,483
Other noncurrent assets	15,596
Total assets	$820,135

Accounts payable	$(45,367)
Accrued expenses	(14,340)
Other liabilities	(83,155)
Estimated net assets acquired	$677,273

Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

		Estimated Life (years)
Customer relationships	$129,800	8
Noncompete agreements	200	5
Total identifiable intangible assets	$130,000

The Phoenix goodwill is a result of acquiring and retaining the Phoenix existing workforce and expected synergies from integrating their business into C.H. Robinson. The goodwill is not deductible for tax purposes. Purchase accounting is considered preliminary, subject to revision, mainly with respect to certain working capital accounts, taxes, and goodwill, as final information was not available as of June 30, 2013. We do not expect any revisions to the preliminary allocation of purchase price to have a material impact on our consolidated financial statements.
The measurement period adjustments during the first six months of 2013 to the previously recorded opening balances relate primarily to changes in the allocation of purchase consideration to certain accounts based on continued resolution of certain working capital adjustments with the selling shareholders. The adjustments during 2013 resulted in a $1.5 million increase in receivables, a $4.6 million increase in goodwill, and a $10.6 million increase in other assets. The offset to these adjustments was a reduction in the estimated receivable amount from the selling shareholders. The measurement period adjustments were recorded prospectively as they are not considered material to the financial statements for the six months ended June 30, 2013.
On October 16, 2012, we sold substantially all of the operations of our subsidiary, T-Chek Systems, Inc. ("T-Chek"), which represented a majority of our Payment Services business, to Electronic Funds Source, LLC ("EFS") for $302.5 million in cash. EFS acquired the assets and assumed certain liabilities of T-Chek.
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
For the three and six month periods ended June 30, 2012, on an unaudited pro forma basis, assuming the T-Chek divestiture and the Phoenix acquisition had closed on January 1, 2011, the results of C.H. Robinson excluding T-Chek and including Phoenix would have resulted in the following (in thousands).

	Three Months Ended June 30, 2013
	C.H. Robinson	T-Chek	Phoenix	Combined
	As Reported	Operations	Operations	Pro Forma

Total revenues	$2,955,714	$(13,354)	$223,408	$3,165,768
Income from operations	184,914	(6,815)	10,601	188,700
Net income	114,582	(4,275)	6,437	116,744

	Six Months Ended June 30, 2012
	C.H. Robinson	T-Chek	Phoenix	Combined
	As Reported	Operations	Operations	Pro Forma

Total revenues	$5,507,828	$(26,129)	$406,608	$5,888,307
Income from operations	354,459	(12,497)	14,937	356,899
Net income	221,082	(7,812)	7,728	220,998

For the three and six month periods ended June 30, 2012, Phoenix pro forma financial information includes the following adjustments (in thousands).

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
Contractual changes in compensation	$(5,080)	$(5,080)
Additional amortization expense on identifiable intangible assets	4,067	8,133
Rent expense for new lease agreements	84	168
Depreciation on acquired building	37	75
Incremental interest expense	638	1,275
Tax effect	(262)	(523)

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
On October 1, 2012, we acquired all of the outstanding stock of the operating subsidiaries of Apreo Logistics S.A. ("Apreo"), a leading freight forwarder based in Warsaw, Poland, for the purpose of expanding our current market presence and service offerings in Europe. The total purchase price of Apreo was approximately $26.5 million, which was paid in cash and is subject to post-closing adjustments. We recorded $17.4 million of goodwill and other intangible assets related to this acquisition. The goodwill is not deductible for tax purposes. The results of operations and financial condition of Apreo have been included in our consolidated financial statements since its acquisition date. The results of our operations for 2012 were not materially impacted by this acquisition.

NOTE 9: CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is included in the Stockholders' investment on our condensed consolidated balance sheet. The recorded balance, net of taxes, at June 30, 2013 and December 31, 2012 was $15.0 million and $9.3 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency translation adjustment at June 30, 2013 and December 31, 2012.

In February 2013, the Financial Accounting Standards Board issued guidance on the reporting of amounts reclassified out of accumulated other comprehensive income (loss). This guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. Entities may present this information either on the face of the statement where net income is presented or in the notes. This guidance was effective for the Company on January 1, 2013, and is to be applied prospectively. The guidance required additional disclosures, however it did not impact our results of operations, financial position or cash flows. During the quarter ended June 30, 2013, no amounts of accumulated other comprehensive loss were reclassified into net income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes.

FORWARD-LOOKING INFORMATION
Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements”. These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions or dispositions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in economic conditions; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel price increases or shortages; the impact of war on the economy; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013.
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

We keep our business model as variable as possible to allow us to be flexible and adapt to changing economic and industry conditions. We sell transportation services and produce to our customers with varied pricing arrangements. Some prices are committed to for a period of time, subject to certain terms and conditions, and some prices are set on a spot market basis. We buy most of our truckload transportation capacity and produce on a spot market basis. Because of this, our net revenue per transaction tends to increase in times when there is excess supply and decrease in times when demand is strong relative to supply. In a balanced market, where there is little change in supply and demand and there are fewer unplanned freight opportunities, there is greater pricing pressure on the buy and sell of our services and therefore, our net revenue margins will generally be lower.
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
Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount grew by 153 employees during the second quarter of 2013. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of many of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity. All of our managers and certain other employees who have significant responsibilities are eligible to receive equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders. Generally, these awards vest over five-year periods and also include performance-based requirements. In 2012, we also issued restricted equity awards that vest evenly over five years, starting on December 31, 2013.
Our customers. In 2012, we worked with more than 42,000 active customers, up from approximately 37,000 in 2011. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very diverse and unconcentrated. Our top 100 customers represented approximately 34 percent of our total revenues and approximately 29 percent of our net revenues in 2012. Our largest customer was approximately 3.4 percent of our total revenues and approximately 2.2 percent of our total net revenues in 2012.
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

RESULTS OF OPERATIONS
The following table summarizes our total revenues by service line (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% change	2013	2012	% change
Transportation	$2,818,077	$2,476,805	13.8%	$5,421,259	$4,653,602	16.5%
Sourcing	466,811	462,597	0.9%	854,663	822,327	3.9%
Payment Services	3,374	16,312	(79.3)%	6,607	31,899	(79.3)%
Total	$3,288,262	$2,955,714	11.3%	$6,282,529	$5,507,828	14.1%

The following table illustrates our net revenue margins by services and products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Transportation	15.3%	14.9%	15.7%	15.8%
Sourcing	8.3%	8.7%	8.3%	8.8%
Payment Services	80.2%	100.0%	80.7%	100.0%
Total	14.4%	14.4%	14.8%	15.3%

The following table summarizes our net revenues by service line (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% change	2013	2012	% change
Transportation
Truckload	$264,335	$256,193	3.2%	$532,939	$519,775	2.5%
LTL (1)	60,711	56,445	7.6%	119,202	108,272	10.1%
Intermodal	9,920	10,019	(1.0)%	19,021	19,730	(3.6)%
Ocean	49,124	16,958	189.7%	91,612	32,719	180.0%
Air	20,202	10,577	91.0%	36,970	19,450	90.1%
Customs	9,769	3,934	148.3%	18,375	7,334	150.5%
Other Logistics Services	17,084	14,880	14.8%	34,278	28,942	18.4%
Total Transportation	431,145	369,006	16.8%	852,397	736,222	15.8%
Sourcing	38,752	40,205	(3.6)%	70,598	72,148	(2.1)%
Payment Services	2,705	16,312	(83.4)%	5,329	31,899	(83.3)%
Total	$472,602	$425,523	11.1%	$928,324	$840,269	10.5%
(1) Less-than-truckload ("LTL")

In previous filings, we did not break out LTL and customs net revenues separately. The following table provides further breakout of our LTL and customs net revenues from Truck and Other Logistics Services net revenues as previously reported (in thousands).

	2012				2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Truckload	$263,582	$256,193	$269,097	$271,248	$248,577	$264,029	$268,376	$256,894
LTL	51,827	56,445	58,863	57,025	45,923	50,273	52,990	49,549
Total Truck	$315,409	$312,638	$327,960	$328,273	$294,500	$314,302	$321,366	$306,443

	2012				2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Customs	$3,400	$3,934	$4,109	$6,782	$2,935	$3,306	$3,490	$3,369
Other logistics services	14,062	14,880	13,087	15,420	11,130	11,542	11,262	12,838
Total Other Logistics Services	$17,462	$18,814	$17,196	$22,202	$14,065	$14,848	$14,752	$16,207

The following table represents certain statements of operations data, shown as percentages of our net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	43.6%	41.6%	45.1%	42.9%
Other selling, general, and administrative expenses	17.8%	14.9%	17.1%	14.9%
Total operating expenses	61.4%	56.5%	62.2%	57.8%
Income from operations	38.6%	43.5%	37.8%	42.2%
Investment and other income	(0.1)%	0.2%	(0.1)%	0.1%
Income before provision for income taxes	38.5%	43.6%	37.8%	42.3%
Provision for income taxes	14.8%	16.7%	14.6%	16.0%
Net income	23.7%	26.9%	23.2%	26.3%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Total revenues and direct costs. Our consolidated total revenues increased 11.3 percent in the second quarter of 2013 compared to the second quarter of 2012. Total Transportation revenues increased 13.8 percent to $2.82 billion in the second quarter of 2013 from $2.48 billion in the second quarter of 2012. This increase was driven by higher volumes in most of our transportation modes, including the impact of acquisitions. Total purchased transportation and related services increased 13.2 percent in the second quarter of 2013 to $2.39 billion from $2.11 billion in the second quarter of 2012. This increase was due to higher volumes in many of our transportation modes, including the impact of acquisitions. Our Sourcing revenue increased 0.9 percent to $466.8 million in the second quarter of 2013 from $462.6 million in the second quarter of 2012. Purchased products sourced for resale increased 1.3 percent in the second quarter of 2013 to $428.1 million from $422.4 million in the second quarter of 2012. These increases were primarily due to a one percent increase in case volumes. Our Payment Services revenue decreased 79.3 percent to $3.4 million in the second quarter of 2013 from $16.3 million in the second quarter of 2012. The decrease was due to the sale of substantially all of our Payment Services business, T-Chek, to Electronic Funds Source, LLC on October 16, 2012.
Net revenues. Total Transportation net revenues increased 16.8 percent to $431.1 million in the second quarter of 2013 from $369.0 million in the second quarter of 2012. Our Transportation net revenue margin increased to 15.3 percent in the second quarter of 2013 from 14.9 percent in the second quarter of 2012. Several of our transportation services, such as global forwarding and LTL, which have a higher net revenue margin, grew faster than services with lower net revenue margins.
Our truckload net revenues increased 3.2 percent to $264.3 million in the second quarter of 2013 from $256.2 million in the second quarter of 2012. Truckload volumes increased approximately nine percent in the second quarter of 2013 compared to the second quarter of 2012. We estimate that our acquisition of Apreo Logistics S.A. (“Apreo”), which was completed in October 2012, contributed approximately four percent to our volume growth in the second quarter of 2013. The Apreo business has a large number of short haul shipments in Poland. Truckload net revenue margin decreased in the second quarter of 2013 compared to the second quarter of 2012, due primarily to the net revenue margin decline in our European truckload business. In North America, truckload net revenue margins were relatively flat as rates charged to our customers and truckload transportation costs increased approximately one percent.
Our LTL net revenues increased 7.6 percent to $60.7 million in the second quarter of 2013 from $56.4 million in the second quarter of 2012. The increase in net revenues was driven by an increase in total shipments of approximately eight percent, partially offset by decreased net revenue margin.
Our intermodal net revenue decreased 1.0 percent to $9.9 million in the second quarter of 2013 from $10.0 million in the second quarter of 2012. This decrease was largely due to decreased volumes offset partially by an increased net revenue margin. Our net revenue margin increase was due primarily to a change in our mix of business.
Our ocean transportation net revenues increased 189.7 percent to $49.1 million in the second quarter of 2013 from $17.0 million in the second quarter of 2012. Our air transportation net revenues increased 91.0 percent to $20.2 million in the second quarter of 2013 from $10.6 million in the second quarter of 2012. Our customs net revenues increased 148.3 percent to $9.8 million in the second quarter of 2013 from $3.9 million in 2012. These increases were primarily due to our acquisition of Phoenix.
Other logistics services net revenues, which include transportation management services, warehousing, and small parcel, increased 14.8 percent to $17.1 million in the second quarter of 2013 from $14.9 million in the second quarter of 2012. This increase was primarily due to the acquisitions of Apreo and Phoenix.
Sourcing net revenues decreased 3.6 percent to $38.8 million in the second quarter of 2013 from $40.2 million in the second quarter of 2012. This decrease was primarily due to decreased net revenue margin as a result of a change in our commodity and service mix due to weather. Our net revenue margin decreased to 8.3 percent in the second quarter of 2013 from 8.7 percent in the second quarter of 2012.
Payment Services net revenues decreased 83.4 percent to $2.7 million in the second quarter of 2013 from $16.3 million in the second quarter of 2012. Approximately $12.8 million of this decrease is due to the divestiture of T-Chek on October 16, 2012.

Operating expenses. Operating expenses increased 20.6 percent to $290.1 million in the second quarter of 2013 from $240.6 million in the second quarter of 2012. Operating expenses as a percentage of net revenues increased to 61.4 percent in the second quarter of 2013 from 56.5 percent in the second quarter of 2012. During the second quarter of 2013, operating expenses grew faster than net revenues primarily as a result of the impact of the Phoenix acquisition, including amortization of acquisition-related intangible assets. Phoenix has a higher operating expense to net revenue ratio than C.H. Robinson has historically experienced.
For the second quarter, personnel expenses increased 16.3 percent to $206.0 million in 2013 from $177.2 million in 2012. This was due to an increase in our average headcount of approximately 30 percent, related primarily to the acquisitions of Phoenix and Apreo in the fourth quarter of 2012. We estimate that our average headcount, excluding acquisitions and divestitures, increased approximately eight percent in the second quarter of 2013 compared to 2012. The personnel expense increase was partially offset by declines in expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability. The increase in personnel expenses was also partially offset by the divestiture of T-Chek in October 2012.
For the second quarter, other selling, general, and administrative expenses increased 32.6 percent to $84.1 million in 2013 from $63.4 million in 2012. This increase was driven primarily by Phoenix operations, partially offset by the divestiture of T-Chek. For the second quarter, acquisition amortization expense increased to $5.0 million in 2013 from $1.0 million in 2012. This increase was driven by the amortization of the definite-lived intangible assets recorded in connection with the acquisition of Phoenix. For the second quarter, our provision for doubtful accounts increased $4.5 million in 2013 compared to 2012. This was due to the collection of a receivable that had been previously written off and an improvement in the overall quality of our receivables portfolio during the second quarter of 2012.
During the second quarter of 2013, we also recorded a $5.0 million charge related to the settlement of a contingent auto liability claim. The $5.0 million represents the amount of our retained risk under the terms of our contingent auto liability insurance policy. Although we remain a party to several contingent auto liability cases, it should be noted that this is only the fourth case in the last ten years in which we have been required to contribute in excess of $1.0 million in settlement or satisfaction of a contingent auto liability claim.
Income from operations. Income from operations decreased 1.3 percent to $182.5 million in the second quarter of 2013 from $184.9 million in the second quarter of 2012. This includes a decrease of approximately $6.8 million related to the divestiture of T-Chek and also reflects an increase in operating expenses. Income from operations as a percentage of net revenues decreased to 38.6 percent in the second quarter of 2013 from 43.5 percent in the second quarter of 2012.
Investment, interest, and other (expense) income. Investment, interest, and other (expense) income was an expense of $0.6 million in the second quarter of 2013 compared to income of $0.7 million in the second quarter of 2012. The change is due primarily to the interest expense related to the borrowings on our credit facility.
Provision for income taxes. Our effective income tax rate was 38.5 percent for the second quarter of 2013 and 38.3 percent for the second quarter of 2012. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
Net income. Net income decreased 2.4 percent to $111.9 million in the second quarter of 2013 from $114.6 million in the second quarter of 2012. Basic and diluted net income per share decreased 1.4 percent to $0.70 from $0.71.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Total revenues and direct costs. Our consolidated total revenues increased 14.1% in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Total Transportation revenues increased 16.5 percent to $5.42 billion in the six months ended June 30, 2013 from $4.65 billion in the six months ended June 30, 2012. This increase was driven by higher volumes in most of our transportation modes and by acquisitions. Total purchased transportation and related services increased 16.6 percent in the six months ended June 30, 2013 to $4.57 billion from $3.92 billion in the six months ended June 30, 2012. This increase was due to higher volumes in many of our transportation modes and by acquisitions. Our Sourcing revenue increased 3.9 percent to $854.7 million in the six months ended June 30, 2013 from $822.3 million in the six months ended June 30, 2012. Purchased products sourced for resale increased 4.5 percent in the six months ended June 30, 2013 to $784.1 million from $750.2 million in the six months ended June 30, 2012. These increases were primarily due to higher case volumes. Our Payment Services revenue decreased 79.3 percent to $6.6 million in the six months ended June 30, 2013 from $31.9 million in the six months ended June 30, 2012. This decrease was due to the sale of substantially all of our Payment Services business, T-Chek, to Electronic Funds Source, LLC on October 16, 2012.
Net revenues. Total Transportation net revenues increased 15.8 percent to $852.4 million in the six months ended June 30, 2013 from $736.2 million in the six months ended June 30, 2012. Our Transportation net revenue margin decreased to 15.7 percent in the six months ended June 30, 2013 from 15.8 percent. Several of our transportation services, such as global forwarding and LTL, which have a higher net revenue margin, grew faster than services with lower net revenue margins.
Our truckload net revenues increased 2.5 percent to $532.9 million in the six months ended June 30, 2013 from $519.8 million in the six months ended June 30, 2012. Truckload volumes increased approximately nine percent in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. We estimate that our acquisition of Apreo, which was completed in October 2012, contributed approximately four percent to our volume growth in the six months ended June 30, 2013. The Apreo business has a large number of short haul shipments in Poland. In North America, truckload net revenue margin decreased in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, due primarily to increased cost of capacity, partially offset by increased rates charged to our customers. Excluding the estimated impact of the change in fuel, on average, our truckload rates increased approximately one percent in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Our truckload transportation costs increased approximately two percent, excluding the estimated impacts of the change in fuel.
Our LTL net revenues increased 10.1 percent to $119.2 million in the six months ended June 30, 2013 from $108.3 million in the six months ended June 30, 2012. LTL shipment volumes increased approximately ten percent in the six months ended June 30, 2013 compared to the six months ended June 30, 2012.
Our intermodal net revenue decreased 3.6 percent to $19.0 million in the six months ended June 30, 2013 from $19.7 million in the six months ended June 30, 2012. This decrease was largely due to decreased net revenue margin and volume declines. Our net revenue margin decline was due to a change in our mix of business.

Our ocean transportation net revenues increased 180.0 percent to $91.6 million in the six months ended June 30, 2013 from $32.7 million in the six months ended June 30, 2012. Our air transportation net revenues increased 90.1 percent to $37.0 million in the six months ended June 30, 2013 from $19.5 million in the six months ended June 30, 2012. Our customs net revenues increased 150.5 percent to $18.4 million in the six months ended June 30, 2013 from $7.3 million in the six months ended June 30, 2012. These increases were primarily due to our acquisition of Phoenix.
Other logistics services net revenues, which include transportation management services, warehousing, and small parcel, increased 18.4 percent to $34.3 million in the six months ended June 30, 2013 from $28.9 million in the six months ended June 30, 2012. This increase was primarily due to the acquisitions of Apreo and Phoenix and transaction increases in our transportation management services.
Sourcing net revenues decreased 2.1 percent to $70.6 million in the six months ended June 30, 2013 from $72.1 million in the six months ended June 30, 2012. This decrease was primarily due to decreased net revenue margin, partially offset by increased volumes. Our net revenue margin decreased to 8.3 percent in the six months ended June 30, 2013 from 8.8 percent in the six months ended June 30, 2012.
Payment Services net revenues decreased 83.3 percent to $5.3 million in the six months ended June 30, 2013 from $31.9 million in the six months ended June 30, 2012. Approximately $26.1 million of this decrease is due to the divestiture of T-Chek on October 16, 2012.
Operating expenses. Operating expenses increased 18.8 percent to $577.1 million in the six months ended June 30, 2013 from $485.8 million in the six months ended June 30, 2012. Operating expenses as a percentage of net revenues increased to 62.2 percent in the six months ended June 30, 2013 from 57.8 percent in the six months ended June 30, 2012. During the six months ended June 30, 2013, operating expenses grew faster than net revenues primarily as a result of the impact of the Phoenix acquisition, including amortization of acquisition-related intangible assets. Phoenix has a higher operating expense to net revenue ratio than C.H. Robinson has historically experienced.
For the six months ended June 30, personnel expenses increased 16.1 percent to $418.7 million in 2013 from $360.6 million in 2012. This was due to an increase in our average headcount of approximately 30 percent, related primarily to the acquisitions of Phoenix and Apreo in the fourth quarter of 2012. We estimate that our average headcount, excluding acquisitions and divestitures, increased approximately eight percent in the six months ended June 30, 2013 compared to the same period of 2012. In addition, during the the first quarter of 2013, there was additional payroll tax of approximately $3 million related to the delivery of previously vested restricted equity awards. The personnel expense increase was partially offset by declines in expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability. The increase in personnel expenses was also partially offset by the divestiture of T-Chek in October 2012.
For the six months ended June 30, other selling, general and administrative expenses increased 26.6 percent to $158.5 million in 2013 from $125.2 million in 2012. This increase was driven primarily by Phoenix operations, partially offset by the divestiture of T-Chek. For the six months ended June 30, acquisition amortization increased to $10.1 million in 2013 from $1.7 million in 2012. This increase was driven by the amortization of the definite-lived intangible assets recorded in connection with the acquisition of Phoenix.
Income from operations. For the six months ended June 30, income from operations decreased 0.9 percent to $351.2 million in 2013 from $354.5 million in 2012. This includes a decrease of approximately $12.5 million related to the divestiture of T-Chek and also reflects an increase in operating expenses. For the six months ended June 30, income from operations as a percentage of net revenues decreased to 37.8% in 2013 from 42.2% in 2012.
Investment, interest and, other (expense) income. For the six months ended June 30, investment, interest, and other (expense) income was an expense of $0.6 million in 2013 compared to income of $0.9 million in 2012. The change is due primarily to the interest expense related to the borrowings on our credit facility.
Provision for income taxes. For the six months ended June 30, our effective income tax rate was 38.6 percent in 2013 and 37.8 percent in 2012. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
Net income. For the six months ended June 30, net income decreased 2.7 percent to $215.2 million in 2013 from $221.1 million in 2012. Basic and diluted net income per share decreased 1.5 percent to $1.34 in 2013 from $1.36 in 2012.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. In 2012, we entered into a senior unsecured revolving credit facility to partially fund the acquisition of Phoenix. We also expect to use this credit facility and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, dividends, and share repurchases. Cash and cash equivalents totaled $150.0 million and $210.0 million as of June 30, 2013 and December 31, 2012. Cash and cash equivalents held outside the United States totaled $92.4 and $103.3 million as of June 30, 2013 and December 31, 2012. Working capital at June 30, 2013 and December 31, 2012 was $452.0 million and $440.1 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions to redeploy our cash, but those acquisitions must fit our culture and enhance our growth opportunities. We continue to invest our cash with a focus on principal preservation. Our current interest-bearing cash and cash equivalents consist primarily of cash holdings and municipal money market funds. Our investment income related to cash and cash equivalents is down compared to last year due to lower balances and to the changes in the overall market yields of high-quality, short-term investments.
Cash flow from operating activities. We generated $58.3 million and $110.0 million of cash flow from operations during the six months ended June 30, 2013 and 2012. During the six months ended June 30, 2013, our cash flow from operations decreased 47.0 percent compared to a 2.7 percent decrease in net income. During the first quarter of 2013, we used $111.8 million to fund the payment of income taxes, primarily related to the gain recognized on the divestiture of T-Chek.
Cash used for investing activities. We used $3.3 million and $24.8 million of cash during the six months ended June 30, 2013 and 2012 for investing activities.
During the six months ended June 30, 2013, we received $19.1 million in cash from settlement of post-closing cash and working capital adjustments, in accordance with the Phoenix purchase agreement.
We used $22.6 million and $25.0 million for capital expenditures during the six months ended June 30, 2013 and 2012. This was primarily for investments in information technology equipment to support our operating systems, including the purchase and development of software. These information technology investments are intended to improve efficiencies and help grow the business.
Additionally, we have begun construction on a new office building on our corporate campus in Eden Prairie, Minnesota. We expect the completion date of the building to be the first quarter of 2014. This building will replace the space we currently lease in Eden Prairie. We expect a total cost of approximately $18 million. We have spent $6.2 million on the building through June 30, 2013. We expect to fund the majority of the balance to complete the building in the second half of 2013.
Cash used for financing activities. We used $111.2 million and $215.9 million of cash flow for financing activities during the six months ended June 30, 2013 and 2012.
During the six months ended June 30, 2013, we had net borrowings of $112.0 million. On October 29, 2012, we entered into a senior unsecured revolving credit facility for up to $500 million with a $500 million accordion feature, of which $365.0 million was outstanding as of June 30, 2013. The purpose of this facility was to partially fund the acquisition of Phoenix and will assist us in continuing to fund working capital, capital expenditures, dividends, and share repurchases. Advances under the facility carry an interest rate based on our total funded debt to total capitalization, as measured at the end of each quarter, and are based on a spread over LIBOR for outstanding balances. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. We were in compliance with all of the credit facility's debt covenants as of June 30, 2013.
We used $113.0 million and $109.2 million to pay cash dividends during the six months ended June 30, 2013 and 2012. The increase in 2013 was due to an increase in our quarterly dividend rate to $0.35 in 2013 from $0.33 per share in 2012, partially offset by a decrease in outstanding shares.
We used $47.9 million and $8.0 million to acquire shares from employees through their withholding taxes resulting from the delivery of restricted equity in the first quarter of 2013 and 2012.
We used $96.4 million and $105.5 million on share repurchases during the six months ended June 30, 2013 and 2012. The decrease in 2013 was due to a nine percent decrease in the average price per share repurchased offset partially by a one percent increase from the number of shares repurchased in 2012. We are currently purchasing shares under the 2012 authorization of

10,000,000 shares. As of June 30, 2013, there were 9,083,663 shares remaining under this authorization. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations, the amount available under our credit facility, and credit available in the market will be sufficient to satisfy our anticipated needs for working capital, capital expenditures, cash dividends, and share repurchases in future periods. We also believe we could obtain funds under lines of credit or other forms of indebtedness on short notice, if needed.
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
Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $36.6 million as of June 30, 2013 increased compared to the allowance of $34.6 million as of December 31, 2012. This increase was primarily due to growth in our accounts receivable balance. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
Goodwill. We manage and report our operations as one operating segment. Our branches represent a series of components that are aggregated for the purpose of evaluating goodwill for impairment on an enterprise-wide basis. The fair value of the enterprise-wide reporting unit substantially exceeds the book value; therefore we have determined that there is no indication of goodwill impairment as of June 30, 2013.
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
We had $150.0 million of cash and investments on June 30, 2013, consisting entirely of cash and cash equivalents. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $500 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or "prime" plus the applicable add-on percentage as defined. At June 30, 2013, there was $365.0 million outstanding on the revolving loan.
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
During the second quarter of 2013, we recorded a $5.0 million charge related to the settlement of a contingent auto liability claim. The $5.0 million represents the amount of our retained risk under the terms of our contingent auto liability insurance policy.

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
The following table provides information about purchases by the company during the quarter ended June 30, 2013 of shares of the Company's common stock.

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2013—April 30, 2013	8,674	$58.86	—	9,955,888
May 1, 2013—May 31, 2013	518,881	57.97	517,153	9,438,735
June 1, 2013—June 30, 2013	361,519	56.23	355,072	9,083,663
Second quarter 2013	889,074	$57.27	872,225	9,083,663

(1) The total number of shares purchased includes shares purchased under the authorizations described below, and shares reacquired from employees as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2) In August 2012, the Board of Directors authorized management to repurchase an additional 10,000,000 shares of our common stock. As of June 30, 2013, there were 9,083,663 shares remaining under the 2012 authorization.

ITEM 3.	Defaults on Senior Securities
None

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
None

ITEM 6.	Exhibits
Exhibits filed with this report:

10.1	C.H. Robinson Worldwide, Inc. 2013 Equity Incentive Plan (incorporated by referenceto Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 14, 2013)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2013, formatted in XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2013.

C.H. ROBINSONSON WORLDWIDE, INC.

By:	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By:	/s/ Chad M. Lindbloom
Chad M. Lindbloom
Cheif Financial Officer (principal accounting officer)