Form 10-Q
period 2013-09-30
C H ROBINSON WORLDWIDE INC
filed 2013-11-08
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
As of November 5, 2013, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 151,635,057.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(In thousands, except per share data)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$129,723	$210,019
Receivables, net of allowance for doubtful accounts of $39,230 and $34,560	1,564,997	1,412,136
Deferred tax asset	8,889	11,780
Prepaid expenses and other	49,832	38,355
Total current assets	1,753,441	1,672,290

Property and equipment, net	155,693	149,851
Goodwill	828,214	822,215
Other intangible assets, net	122,340	137,411
Other assets	31,880	22,458
Total assets	$2,891,568	$2,804,225

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$757,558	$639,460
Outstanding checks	53,184	68,016
Accrued expenses:
Compensation and profit-sharing contribution	79,770	103,343
Income taxes	23,899	121,581
Other accrued liabilities	41,820	46,171
Current portion of debt	350,000	253,646
Total current liabilities	1,306,231	1,232,217

Long-term debt	500,000	—
Noncurrent income taxes payable	21,196	20,590
Deferred tax liabilities	74,691	45,113
Other long term liabilities	887	1,933
Total liabilities	1,903,005	1,299,853

Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 178,663 and 178,695 shares issued, 152,507 and 161,327 outstanding	15,251	16,133
Additional paid-in capital	145,287	303,479
Retained earnings	2,374,011	2,218,229
Accumulated other comprehensive loss	(11,895)	(9,345)
Treasury stock at cost (26,156 and 17,368 shares)	(1,534,091)	(1,024,124)
Total stockholders’ investment	988,563	1,504,372
Total liabilities and stockholders’ investment	$2,891,568	$2,804,225
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements Of Operations and Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Revenues:
Transportation	$2,880,901	$2,445,883	$8,302,160	$7,099,485
Sourcing	432,373	418,377	1,287,036	1,240,704
Payment Services	3,391	16,149	9,998	48,048
Total revenues	3,316,665	2,880,409	9,599,194	8,388,237
Costs and expenses:
Purchased transportation and related services	2,450,923	2,063,109	7,019,785	5,980,489
Purchased products sourced for resale	401,820	384,630	1,185,885	1,134,809
Purchased payment services	616	—	1,894	—
Personnel expenses	204,388	179,342	623,042	539,964
Selling, general, and administrative expenses	82,563	66,071	241,051	191,259
Total costs and expenses	3,140,310	2,693,152	9,071,657	7,846,521
Income from operations	176,355	187,257	527,537	541,716
Investment, interest, and other (expense) income	(2,635)	76	(3,284)	976
Income before provision for income taxes	173,720	187,333	524,253	542,692
Provision for income taxes	65,983	71,003	201,301	205,280
Net income	107,737	116,330	322,952	337,412
Other comprehensive income (loss)	3,084	1,867	(2,550)	(763)
Comprehensive income	$110,821	$118,197	$320,402	$336,649

Basic net income per share	$0.69	$0.72	$2.03	$2.09
Diluted net income per share	$0.69	$0.72	$2.03	$2.08

Basic weighted average shares outstanding	156,924	160,782	158,820	161,784
Dilutive effect of outstanding stock awards	120	221	64	258
Diluted weighted average shares outstanding	157,044	161,003	158,884	162,042
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$322,952	$337,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,052	26,081
Provision for doubtful accounts	10,323	8,143
Stock-based compensation	10,856	21,077
Deferred income taxes	28,696	3,856
Loss on sale/disposal of assets	227	2,397
Other long-term liabilities	5	93
Changes in operating elements, net of effects of acquisitions:
Receivables	(197,468)	(203,361)
Prepaid expenses and other	(10,465)	(2,042)
Accounts payable and outstanding checks	103,226	111,628
Accrued compensation and profit-sharing contribution	(23,023)	(28,230)
Accrued income taxes	(94,027)	689
Other accrued liabilities	(10,425)	(10,587)
Net cash provided by operating activities	182,929	267,156

INVESTING ACTIVITIES
Purchases of property and equipment	(27,861)	(28,096)
Purchases and development of software	(6,375)	(10,795)
Acquisitions, net of cash acquired	19,126	—
Other	221	206
Net cash used for investing activities	(14,889)	(38,685)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	12,897	13,840
Stock tendered for payment of withholding taxes	(50,158)	(10,148)
Payment of contingent purchase price	(927)	(11,613)
Repurchase of common stock	(663,370)	(167,104)
Cash dividends	(167,130)	(163,273)
Excess tax benefit on stock-based compensation	26,180	9,831
Proceeds from short-term borrowings	3,054,023	—
Payments on short-term borrowings	(2,957,669)	—
Proceeds from long-term borrowings	500,000	—
Net cash used for financing activities	(246,154)	(328,467)

Effect of exchange rates on cash	(2,182)	(718)
Net decrease in cash and cash equivalents	(80,296)	(100,714)
Cash and cash equivalents, beginning of period	210,019	373,669
Cash and cash equivalents, end of period	$129,723	$272,955
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL
Basis of Presentation - C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of transportation services and logistics solutions through a network of 285 branch offices operating in North America, Europe, Asia, South America, and Australia. The consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements.
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

NOTE 2: GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

Balance, December 31, 2012	$822,215
Phoenix acquisition - measurement period adjustment	5,331
Foreign currency translation	668
Balance, September 30, 2013	$828,214
A summary of our other intangible assets, with finite lives, which include primarily customer relationships and non-competition agreements, is as follows (in thousands):

	September 30, 2013	December 31, 2012
Gross	$149,644	$149,644
Accumulated amortization	(29,179)	(14,108)
Net	$120,465	$135,536

Other intangible assets, with indefinite lives, are as follows (in thousands):

	September 30, 2013	December 31, 2012
Trademarks	$1,875	$1,875

Amortization expense for other intangible assets was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization expense	$5,040	$959	$15,113	$2,637

Intangible assets at September 30, 2013 will be amortized over the next eight years, and that expense is as follows (in thousands):

Remainder of 2013	$5,087
2014	18,719
2015	16,939
2016	16,922
2017	16,827
Thereafter	45,971
Total	$120,465

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
The table below sets forth a reconciliation of our beginning and ending Level 3 financial liability balance (in thousands). We had no Level 3 liabilities as of September 30, 2013.

	Three Months Ended September 30,
	2013	2012
Balance, beginning of period	$—	$1,474
Payments of contingent purchase price	—	—
Total unrealized losses included in earnings	—	76
Balance, end of period	$—	$1,550

NOTE 4. FINANCING ARRANGEMENTS
On October 29, 2012, we entered into a senior unsecured revolving credit facility for up to $500 million with a $500 million accordion feature (the "Credit Agreement"), with a syndicate of financial institutions led by U. S. Bank. The purpose of this facility was to partially fund the acquisition of Phoenix International Freight Services, Ltd. ("Phoenix") and to allow us to continue to fund working capital, capital expenditures, dividends, and share repurchases. The Credit Agreement expires on October 29, 2017.
As of September 30, 2013, we had $350.0 million in borrowings outstanding under the Credit Agreement which is classified as a current liability on the consolidated balance sheet. We consider these borrowings to be a Level 2 financial liability and therefore, the recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt.
Borrowings under the Credit Agreement generally bear interest at a variable rate equal to (i) LIBOR plus 1.00%, or (ii) the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50%, or (c) the sum of 1.00% plus one-month LIBOR plus a specified margin). In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The weighted average interest rate incurred on borrowings during the quarter ended September 30, 2013 was approximately 1.3% and at September 30, 2013 was approximately 1.2%.
The Credit Agreement contains various restrictions and covenants. Among other requirements, we may not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated Total Capitalization, to be greater than 0.65 to 1.00. We were in compliance with the debt covenants as of September 30, 2013.
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
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”) named therein (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, the Purchasers purchased, on August 27, 2013, (i) $175,000,000 aggregate principal amount of the Company’s 3.97% Senior Notes, Series A, due August 27, 2023 (the “Series A Notes”), (ii) $150,000,000 aggregate principal amount of the Company’s 4.26% Senior Notes, Series B, due August 27, 2028 (the “Series B Notes”) and (iii) $175,000,000 aggregate principal amount of the Company’s 4.60% Senior Notes, Series C, due August 27, 2033 (the “Series C Notes” and, together with the Series A Notes and the Series B Notes, the “Notes”). Interest on the fixed-rate notes is payable semi-annually in arrears. We applied the proceeds of the sale of the Notes for share repurchases, see Note 6, Accelerated Share Repurchase.
The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding the Company and its subsidiaries and various covenants, including covenants that require us to maintain specified financial ratios. The Note Purchase Agreement includes the following financial covenants: we will not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated Total Capitalization to be greater than 0.65 to 1.00; we will not permit the interest coverage ratio, as of the end of each of our fiscal quarters and for the twelve-month period ending, of (i) Consolidated EBIT (earnings before income taxes) to (ii) Consolidated Interest Expense to be less than 2.00 to 1.00; we will not permit, as of the end of each of our fiscal quarters, Consolidated Priority Debt to exceed 15% of Consolidated Total Assets. We were in compliance with all of the debt covenants as of September 30, 2013.
The Note Purchase Agreement provides for customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the Notes, covenant defaults, cross-defaults to other agreements evidencing indebtedness of the Company or its subsidiaries, certain judgments against the Company or its subsidiaries and events of bankruptcy involving the Company or its material subsidiaries. The occurrence of an event of default would permit certain Purchasers to declare certain Notes then outstanding to be immediately due and payable.
Under the terms of the Note Purchase Agreement, the Notes are redeemable, in whole or in part, at 100% of the principal amount being redeemed together with a “make-whole amount”, and accrued and unpaid interest (as defined in the Note Purchase Agreement) with respect to each Note. The obligations of the Company under the Note Purchase Agreement and the Notes are guaranteed by C.H. Robinson Company, a Delaware corporation and a wholly-owned subsidiary of the Company, and by C.H. Robinson Company, Inc., a Minnesota corporation and an indirect wholly-owned subsidiary of the Company.

The Notes were issued by the Company to such initial purchasers in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Notes will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
NOTE 5: INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2006.
Our effective tax rate for the three months ended September 30, 2013 and 2012 were 38.0% and 37.9%, respectively. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

NOTE 6: ACCELERATED SHARE REPURCHASE

On August 24, 2013, we entered into two letter agreements with unrelated third party financial institutions to repurchase an aggregate of $500.0 million of our outstanding common stock (the "ASR Agreements"). The total aggregate number of shares to be repurchased pursuant to these agreements will be determined based on the volume-weighted average price of our common stock during the purchase period, less a fixed discount of 0.94%. Under the ASR Agreements, we paid $500.0 million to the financial institutions and received 6.1 million shares of common stock with a fair value of $350.0 million during the third quarter of 2013, which represents approximately 70 percent of the total shares expected to be repurchased under the agreements. We will settle the remaining shares upon the completion of the ASR Agreements. We recorded this transaction as an increase in treasury stock of $350.0 million, and recorded the remaining $150.0 million as a decrease to additional paid in capital on our Condensed Consolidated Balance Sheet as of September 30, 2013. We will reclassify the $150.0 million recorded in additional paid in capital to treasury stock at completion of the ASR Agreements. In accordance with the terms of the ASR Agreements, we have the option to settle our delivery obligation, if any, in cash or shares and we may be required to settle in cash in very limited circumstances. We accounted for the variable component of shares to be delivered under the ASR Agreements as a forward contract indexed to our common stock which met all of the applicable criteria for equity classification, and therefore, was not accounted for as a derivative instrument, but instead was also accounted for as a component of equity. The ASR Agreements continued to meet those requirements for equity clasification as of September 30, 2013, and we expect they will continue to meet those requirements through the settlement dates, which will be between December 11, 2013 and April 16, 2014.

The initial delivery of 6.1 million shares of our common stock reduced our outstanding shares used to determine our weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the three and nine months ended September 30, 2013. We have also evaluated the ASR Agreements for the potential dilutive effects of any shares remaining to be received upon settlement and determined that the additional shares would be anti-dilutive and therefore were not included in our EPS calculation for the three and nine months ended September 30, 2013.

NOTE 7: STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	$(144)	$210	$476	$1,207
Stock awards	657	3,862	8,499	17,969
Company expense on ESPP discount	458	446	1,881	1,901
Total stock based compensation expense	$971	$4,518	$10,856	$21,077

On May 9, 2013 our shareholders approved our 2013 Equity Incentive Plan which allows us to grant certain stock awards, including stock options at fair market value and restricted shares and units, to our key employees and outside directors. A maximum of 3,400,000 shares plus the shares remaining available for future grants under the 1997 Plan as of May 9, 2013, can be granted under this plan. Approximately 7,104,000 shares were available for stock awards under the new plan as of September 30, 2013. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plan.
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
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of September 30, 2013, unrecognized compensation expense related to stock options was $25.6 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
Restricted Stock Awards - We have awarded performance-based restricted shares and restricted units to certain key employees and non-employee directors. These restricted shares and restricted units are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth and continued employment. The awards also contain restrictions on the awardees’ ability to sell or transfer vested shares or units for a specified period of time. The fair value of these shares is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts have varied from 12 percent to 22 percent and are calculated using the Black-Scholes option pricing model - protective put method. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.
We have also awarded restricted shares and units to certain key employees that vest primarily based on their continued employment. The value of these awards is established using the same method for performance-based awards discussed above. These grants are being expensed over the vesting period of the award.
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
As of September 30, 2013, there is unrecognized compensation expense of $136.2 million related to previously granted restricted shares and units. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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

Three Months Ended September 30, 2013
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
51,285	$2,598	$458

NOTE 8: LITIGATION
We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including fifteen contingent auto liability cases. For such legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.
During the second quarter of 2013, we recorded a $5.0 million charge related to the settlement of a contingent auto liability claim, which was paid in the third quarter of 2013. The $5.0 million represents the amount of our retained risk under the terms of our contingent auto liability insurance policy.
NOTE 9: ACQUISITIONS AND DIVESTITURES
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
The following is a preliminary summary of the allocation of purchase consideration to the estimated fair value of net assets for the acquisition of Phoenix (in thousands):

Cash and cash equivalents	$75,372
Receivables	125,595
Other current assets	7,209
Property and equipment	12,160
Identifiable intangible assets	130,000
Goodwill	453,208
Other noncurrent assets	13,542
Total assets	$817,086

Accounts payable	$(45,367)
Accrued expenses	(14,340)
Other liabilities	(80,106)
Estimated net assets acquired	$677,273

Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

		Estimated Life (years)
Customer relationships	$129,800	8
Noncompete agreements	200	5
Total identifiable intangible assets	$130,000

The Phoenix goodwill is a result of acquiring and retaining the Phoenix existing workforce and expected synergies from integrating their business into C.H. Robinson. The goodwill is not deductible for tax purposes. Purchase accounting is considered preliminary, subject to revision, mainly with respect to taxes and goodwill, as final information was not available as of September 30, 2013. We do not expect any revisions to the preliminary allocation of purchase price to have a material impact on our consolidated financial statements.
The measurement period adjustments during the first nine months of 2013 to the previously recorded opening balances relate primarily to changes in the allocation of purchase consideration to certain accounts based on continued resolution of certain working capital adjustments with the selling shareholders. The adjustments during 2013 resulted in a $1.5 million increase in receivables, a $5.3 million increase in goodwill, a $1.7 million decrease in current deferred taxes, a $2.1 million decrease in non-current deferred assets, a $3.0 million decrease in taxes payable, and a $10.6 million increase in other assets. The offset to these adjustments was a reduction in the estimated receivable amount from the selling shareholders. The measurement period adjustments were recorded prospectively as they are not considered material to the financial statements for the nine months ended September 30, 2013.
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
For the three and nine month periods ended September 30, 2012, on an unaudited pro forma basis, assuming the T-Chek divestiture and the Phoenix acquisition had closed on January 1, 2012, the results of C.H. Robinson excluding T-Chek and including Phoenix would have resulted in the following (in thousands).

	Three Months Ended September 30, 2012
	C.H. Robinson	T-Chek	Phoenix	Combined
	As Reported	Operations	Operations	Pro Forma

Total revenues	$2,880,409	$(13,204)	$216,219	$3,083,424
Income from operations	187,257	(6,879)	9,855	190,233
Net income	116,330	(4,271)	5,529	117,588

	Nine Months Ended September 30, 2012
	C.H. Robinson	T-Chek	Phoenix	Combined
	As Reported	Operations	Operations	Pro Forma

Total revenues	$8,388,237	$(39,333)	$622,827	$8,971,731
Income from operations	541,716	(19,376)	24,792	547,132
Net income	337,412	(12,083)	13,257	338,586

For the three and nine month periods ended September 30, 2012, Phoenix pro forma financial information includes the following adjustments (in thousands).

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Eliminate personnel costs from purchased transportation and related services	$(7,292)	$(21,904)
Eliminate personnel costs from selling, general and administrative services	(13,507)	(45,075)
Reclassify costs to personnel expenses	20,799	66,979
Contractual changes in compensation	—	(5,080)
Additional amortization expense on identifiable intangible assets	4,067	12,200
Rent expense for new lease agreements	84	252
Depreciation on acquired building	37	111
Incremental interest expense	638	1,914
Tax effect	(262)	(786)

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

NOTE 10: CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is included in the Stockholders' investment on our condensed consolidated balance sheet. The recorded balance, net of taxes, at September 30, 2013 and December 31, 2012 was $11.9 million and $9.3 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency translation adjustment at September 30, 2013 and December 31, 2012.

In February 2013, the Financial Accounting Standards Board issued guidance on the reporting of amounts reclassified out of accumulated other comprehensive income (loss). This guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. Entities may present this information either on the face of the statement where net income is presented or in the notes. This guidance was effective for the Company on January 1, 2013, and is to be applied prospectively. The guidance required additional disclosures, however it did not impact our results of operations, financial position or cash flows. During the quarter ended September 30, 2013, no amounts of accumulated other comprehensive loss were reclassified into net income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes.

FORWARD-LOOKING INFORMATION
Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements”. These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions or dispositions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in economic conditions; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel price increases or shortages; the impact of war on the economy; changes to our capital structure and termination of our accelerated share repurchase program, and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013.
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
Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount grew by 236 employees during the third quarter of 2013. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of many of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity. All of our managers and certain other employees who have significant responsibilities are eligible to receive equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders. Generally, these awards vest over five-year periods and also include performance-based requirements. In 2012, we also issued restricted equity awards that vest evenly over five years, starting on December 31, 2013.
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

RESULTS OF OPERATIONS
The following table summarizes our total revenues by service line (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% change	2013	2012	% change
Transportation	$2,880,901	$2,445,883	17.8%	$8,302,160	$7,099,485	16.9%
Sourcing	432,373	418,377	3.3%	1,287,036	1,240,704	3.7%
Payment Services	3,391	16,149	(79.0)%	9,998	48,048	(79.2)%
Total	$3,316,665	$2,880,409	15.1%	$9,599,194	$8,388,237	14.4%

The following table illustrates our net revenue margins by services and products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Transportation	14.9%	15.6%	15.4%	15.8%
Sourcing	7.1%	8.1%	7.9%	8.5%
Payment Services	81.8%	100.0%	81.1%	100.0%
Total	14.0%	15.0%	14.5%	15.2%

The following table summarizes our net revenues by service line (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% change	2013	2012	% change
Transportation
Truckload	$265,509	$269,097	(1.3)%	$798,448	$788,872	1.2%
LTL (1)	61,436	58,863	4.4%	180,638	167,135	8.1%
Intermodal	10,202	10,074	1.3%	29,223	29,804	(1.9)%
Ocean	49,692	18,498	168.6%	141,304	51,217	175.9%
Air	18,137	9,046	100.5%	55,107	28,496	93.4%
Customs	8,932	4,109	117.4%	27,307	11,443	138.6%
Other Logistics Services	16,070	13,087	22.8%	50,348	42,029	19.8%
Total Transportation	429,978	382,774	12.3%	1,282,375	1,118,996	14.6%
Sourcing	30,553	33,747	(9.5)%	101,151	105,895	(4.5)%
Payment Services	2,775	16,149	(82.8)%	8,104	48,048	(83.1)%
Total	$463,306	$432,670	7.1%	$1,391,630	$1,272,939	9.3%
(1) Less-than-truckload ("LTL")

In prior years' filings, we did not break out LTL and customs net revenues separately. The following table provides further breakout of our LTL and customs net revenues from Truck and Other Logistics Services net revenues as previously reported (in thousands).

	2012				2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Truckload	$263,582	$256,193	$269,097	$271,248	$248,577	$264,029	$268,376	$256,894
LTL	51,827	56,445	58,863	57,025	45,923	50,273	52,990	49,549
Total Truck	$315,409	$312,638	$327,960	$328,273	$294,500	$314,302	$321,366	$306,443

	2012				2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Customs	$3,400	$3,934	$4,109	$6,782	$2,935	$3,306	$3,490	$3,369
Other logistics services	14,062	14,880	13,087	15,420	11,130	11,542	11,262	12,838
Total Other Logistics Services	$17,462	$18,814	$17,196	$22,202	$14,065	$14,848	$14,752	$16,207

The following table represents certain statements of operations data, shown as percentages of our net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	44.1%	41.5%	44.8%	42.4%
Other selling, general, and administrative expenses	17.8%	15.3%	17.3%	15.0%
Total operating expenses	61.9%	56.7%	62.1%	57.4%
Income from operations	38.1%	43.3%	37.9%	42.6%
Investment and other income	(0.6)%	—%	(0.2)%	0.1%
Income before provision for income taxes	37.5%	43.3%	37.7%	42.6%
Provision for income taxes	14.2%	16.4%	14.5%	16.1%
Net income	23.3%	26.9%	23.2%	26.5%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Total revenues and direct costs. Our consolidated total revenues increased 15.1 percent in the third quarter of 2013 compared to the third quarter of 2012. Total Transportation revenues increased 17.8 percent to $2.9 billion in the third quarter of 2013 from $2.4 billion in the third quarter of 2012. This increase was driven by higher volumes in most of our transportation modes, including the impact of acquisitions. Total purchased transportation and related services increased 18.8 percent in the third quarter of 2013 to $2.5 billion from $2.1 billion in the third quarter of 2012. This increase was due to higher volumes in many of our transportation modes, including the impact of acquisitions. Our Sourcing revenue increased 3.3 percent to $432.4 million in the third quarter of 2013 from $418.4 million in the third quarter of 2012. Purchased products sourced for resale increased 4.5 percent in the third quarter of 2013 to $401.8 million from $384.6 million in the third quarter of 2012. These increases were primarily due to increasing product costs. Our Payment Services revenue decreased 79.0 percent to $3.4 million in the third quarter of 2013 from $16.1 million in the third quarter of 2012. The decrease was due to the sale of substantially all of our Payment Services business, T-Chek, to Electronic Funds Source, LLC on October 16, 2012.
Net revenues. Total Transportation net revenues increased 12.3 percent to $430.0 million in the third quarter of 2013 from $382.8 million in the third quarter of 2012. Our Transportation net revenue margin decreased to 14.9 percent in the third quarter of 2013 from 15.6 percent in the third quarter of 2012.

Our truckload net revenues decreased 1.3 percent to $265.5 million in the third quarter of 2013 from $269.1 million in the third quarter of 2012. Truckload volumes increased approximately 13 percent in the third quarter of 2013 compared to the third quarter of 2012. Our North American truckload volumes increased approximately nine percent. We estimate that our acquisition of Apreo Logistics S.A. (“Apreo”), which was completed in October 2012, contributed approximately four percent to our volume growth in the third quarter of 2013. The Apreo business has a large number of short haul shipments in Poland. Truckload net revenue margin decreased in the third quarter of 2013 compared to the third quarter of 2012, due primarily to increased cost per mile. In North America, excluding the estimated impacts of the change in fuel, our average truckload rate per mile charged to our customers increased approximately two percent in the third quarter of 2013 compared to the third quarter of 2012. In North America, our truckload transportation costs increased approximately four percent, excluding the estimated impacts of the change in fuel.
Our LTL net revenues increased 4.4 percent to $61.4 million in the third quarter of 2013 from $58.9 million in the third quarter of 2012. The increase in net revenues was driven by an increase in total shipments of approximately five percent, partially offset by decreased net revenue margin. Our LTL transportation costs are increasing, while customer pricing has not kept up with increases in carrier costs.
Our intermodal net revenue increased 1.3 percent to $10.2 million in the third quarter of 2013 from $10.1 million in the third quarter of 2012. This increase was largely due to increased net revenue margin, offset partially by decreased volumes. Our net revenue margin increase was due primarily to a change in our mix of business. During the third quarter of 2013, we eliminated some low or unprofitable lanes and added volume from truckload conversion.
Our ocean transportation net revenues increased 168.6 percent to $49.7 million in the third quarter of 2013 from $18.5 million in the third quarter of 2012. Our air transportation net revenues increased 100.5 percent to $18.1 million in the third quarter of 2013 from $9.0 million in the third quarter of 2012. Our customs net revenues increased 117.4 percent to $8.9 million in the third quarter of 2013 from $4.1 million in 2012. These increases were primarily due to our acquisition of Phoenix.
Other logistics services net revenues, which include transportation management services, warehousing, and small parcel, increased 22.8 percent to $16.1 million in the third quarter of 2013 from $13.1 million in the third quarter of 2012. This increase was primarily due to the acquisitions of Apreo and Phoenix.
Sourcing net revenues decreased 9.5 percent to $30.6 million in the third quarter of 2013 from $33.7 million in the third quarter of 2012. Cost of products sourced for resale increased as a result of lower crop yields primarily due to weather. We also lost certain commodity business with a significant customer. Our net revenue margin decreased to 7.1 percent in the third quarter of 2013 from 8.1 percent in the third quarter of 2012.
Payment Services net revenues decreased 82.8 percent to $2.8 million in the third quarter of 2013 from $16.1 million in the third quarter of 2012. Approximately $13.2 million of this decrease is due to the divestiture of T-Chek on October 16, 2012.
Operating expenses. Operating expenses increased 16.9 percent to $287.0 million in the third quarter of 2013 from $245.4 million in the third quarter of 2012. Operating expenses as a percentage of net revenues increased to 61.9 percent in the third quarter of 2013 from 56.7 percent in the third quarter of 2012. During the third quarter of 2013, operating expenses grew faster than net revenues primarily as a result of an increase in headcount, including the the impact of the Apreo and Phoenix acquisitions, and amortization of acquisition-related intangible assets. Phoenix has a higher operating expense to net revenue ratio than C.H. Robinson has historically experienced.
For the third quarter, personnel expenses increased 14.0 percent to $204.4 million in 2013 from $179.3 million in 2012. This was due to an increase in our average headcount of approximately 30 percent, related primarily to the acquisitions of Phoenix and Apreo in the fourth quarter of 2012. We estimate that our average headcount, excluding acquisitions and divestitures, increased approximately eight percent in the third quarter of 2013 compared to 2012. The personnel expense increase was partially offset by declines in expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability, and the divestiture of T-Chek in October 2012.
For the third quarter, other selling, general, and administrative expenses increased 25.0 percent to $82.6 million in 2013 from $66.1 million in 2012. This increase was driven primarily by Phoenix operations, partially offset by the divestiture of T-Chek. For the third quarter, acquisition amortization expense increased to $5.0 million in 2013 from $1.0 million in 2012. This increase was driven by the amortization of the definite-lived intangible assets recorded in connection with the acquisition of Phoenix.

Income from operations. Income from operations decreased 5.8 percent to $176.4 million in the third quarter of 2013 from $187.3 million in the third quarter of 2012. This includes a decrease of approximately $6.9 million related to the divestiture of T-Chek and also reflects an increase in operating expenses. Income from operations as a percentage of net revenues decreased to 38.1 percent in the third quarter of 2013 from 43.3 percent in the third quarter of 2012.
Investment, interest, and other (expense) income. Investment, interest, and other (expense) income was an expense of $2.6 million in the third quarter of 2013 compared to income of $0.1 million in the third quarter of 2012. The change is due primarily to the interest expense related to the borrowings on our credit facility and the long-term notes issued during the third quarter of 2013.
Provision for income taxes. Our effective income tax rate was 38.0 percent for the third quarter of 2013 and 37.9 percent for the third quarter of 2012. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
Net income. Net income decreased 7.4 percent to $107.7 million in the third quarter of 2013 from $116.3 million in the third quarter of 2012. Basic and diluted net income per share decreased 4.2 percent to $0.69 from $0.72.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Total revenues and direct costs. Our consolidated total revenues increased 14.4 percent in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Total Transportation revenues increased 16.9 percent to $8.3 billion in the nine months ended September 30, 2013 from $7.1 billion in the nine months ended September 30, 2012 . This increase was driven by higher volumes in most of our transportation modes and by acquisitions. Total purchased transportation and related services increased 17.4 percent percent in the nine months ended September 30, 2013 to $7.0 billion from $6.0 billion in the nine months ended September 30, 2012. This increase was due to higher volumes in many of our transportation modes and by acquisitions. Our Sourcing revenue increased 3.7 percent to $1.3 billion in the nine months ended September 30, 2013 from $1.2 billion in the nine months ended September 30, 2012. Purchased products sourced for resale increased 4.5 percent in the nine months ended September 30, 2013 to $1.2 billion from $1.1 billion in the nine months ended September 30, 2012. These increases were primarily due to higher product costs and case volume increases. Our Payment Services revenue decreased 79.2 percent to $10.0 million in the nine months ended September 30, 2013 from $48.0 million in the nine months ended September 30, 2012. This decrease was due to the sale of substantially all of our Payment Services business, T-Chek, to Electronic Funds Source, LLC on October 16, 2012.
Net revenues. Total Transportation net revenues increased 14.6 percent to $1.3 billion in the nine months ended September 30, 2013 from $1.1 billion in the nine months ended September 30, 2012. Our Transportation net revenue margin decreased to 15.4 percent in the nine months ended September 30, 2013 from 15.8 percent.
Our truckload net revenues increased 1.2 percent to $798.4 million in the nine months ended September 30, 2013 from $788.9 million in the nine months ended September 30, 2012. Truckload volumes increased approximately ten percent in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Our North American truckload volumes increased approximately six percent. We estimate that our acquisition of Apreo, which was completed in October 2012, contributed approximately four percent to our volume growth in the nine months ended September 30, 2013. The Apreo business has a large number of short haul shipments in Poland. In North America, truckload net revenue margin decreased in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due primarily to increased cost of capacity, partially offset by increased rates charged to our customers. Excluding the estimated impact of the change in fuel, on average, our truckload rates increased approximately one percent in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Our truckload transportation costs increased approximately two percent, excluding the estimated impacts of the change in fuel.
Our LTL net revenues increased 8.1 percent to $180.6 million in the nine months ended September 30, 2013 from $167.1 million in the nine months ended September 30, 2012. LTL shipment volumes increased approximately eight percent in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.
Our intermodal net revenue decreased 1.9 percent to $29.2 million in the nine months ended September 30, 2013 from $29.8 million in the nine months ended September 30, 2012. This decrease was largely due to volume declines.
Our ocean transportation net revenues increased 175.9 percent to $141.3 million in the nine months ended September 30, 2013 from $51.2 million in the nine months ended September 30, 2012. Our air transportation net revenues increased 93.4 percent to $55.1 million in the nine months ended September 30, 2013 from $28.5 million in the nine months ended September 30, 2012. Our customs net revenues increased 138.6 percent to $27.3 million in the nine months ended September 30, 2013 from $11.4 million in the nine months ended September 30, 2012. These increases were primarily due to our acquisition of Phoenix.

Other logistics services net revenues, which include transportation management services, warehousing, and small parcel, increased 19.8 percent to $50.3 million in the nine months ended September 30, 2013 from $42.0 million in the nine months ended September 30, 2012. This increase was primarily due to the acquisitions of Apreo and Phoenix and transaction increases in our transportation management services.
Sourcing net revenues decreased 4.5 percent to $101.2 million in the nine months ended September 30, 2013 from $105.9 million in the nine months ended September 30, 2012. This decrease was primarily due to decreased net revenue margin, partially offset by increased volumes. Our net revenue margin decreased to 7.9 percent in the nine months ended September 30, 2013 from 8.5 percent in the nine months ended September 30, 2012.
Payment Services net revenues decreased 83.1 percent to $8.1 million in the nine months ended September 30, 2013 from $48.0 million in the nine months ended September 30, 2012. Approximately $39.3 million of this decrease is due to the divestiture of T-Chek on October 16, 2012.
Operating expenses. Operating expenses increased 18.2 percent to $864.1 million in the nine months ended September 30, 2013 from $731.2 million in the nine months ended September 30, 2012. Operating expenses as a percentage of net revenues increased to 62.1 percent in the nine months ended September 30, 2013 from 57.4 percent in the nine months ended September 30, 2012. During the nine months ended September 30, 2013, operating expenses grew faster than net revenues primarily as a result of an increase in headcount, including the the impact of the Apreo and Phoenix acquisitions, and amortization of acquisition-related intangible assets. Phoenix has a higher operating expense to net revenue ratio than C.H. Robinson has historically experienced.
For the nine months ended September 30, personnel expenses increased 15.4 percent to $623.0 million in 2013 from $540.0 million in 2012. This was due to an increase in our average headcount of approximately 30 percent, related primarily to the acquisitions of Phoenix and Apreo in the fourth quarter of 2012. We estimate that our average headcount, excluding acquisitions and divestitures, increased approximately nine percent in the nine months ended September 30, 2013 compared to the same period of 2012. In addition, during the the first quarter of 2013, there was additional payroll tax of approximately $3 million related to the delivery of previously vested restricted equity awards. The personnel expense increase was partially offset by declines in expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability, and the divestiture of T-Chek in October 2012.
For the nine months ended September 30, other selling, general and administrative expenses increased 26.0 percent percent to $241.1 million in 2013 from $191.3 million in 2012. This increase was driven primarily by Phoenix operations, partially offset by the divestiture of T-Chek. For the nine months ended September 30, acquisition amortization increased to $15.1 million in 2013 from $2.6 million in 2012. This increase was driven by the amortization of the definite-lived intangible assets recorded in connection with the acquisition of Phoenix.
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
Income from operations. For the nine months ended September 30, income from operations decreased 2.6 percent to $527.5 million in 2013 from $541.7 million in 2012. This includes a decrease of approximately $19.4 million related to the divestiture of T-Chek and also reflects an increase in operating expenses. For the nine months ended September 30, income from operations as a percentage of net revenues decreased to 37.9% in 2013 from 42.6% in 2012.
Investment, interest and, other (expense) income. For the nine months ended September 30, investment, interest, and other (expense) income was an expense of $3.3 million in 2013 compared to income of $1.0 million in 2012. The change is due primarily to the interest expense related to the borrowings on our credit facility and the long-term notes payable issued in the third quarter of 2013.
Provision for income taxes. For the nine months ended September 30, our effective income tax rate was 38.4 percent in 2013 and 37.8 percent in 2012. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
Net income. For the nine months ended September 30, net income decreased 4.3 percent to $323.0 million in 2013 from $337.4 million in 2012. Basic net income per share decreased 2.9 percent to $2.03 in 2013 from $2.09 in 2012. Diluted net income per share decreased 2.4 percent to $2.03 in 2013 from $2.08 in 2012.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In 2012, we entered into a senior unsecured revolving credit facility to partially fund the acquisition of Phoenix. During the third quarter of 2013, we entered into a Note Purchase Agreement to fund the ASR Agreements to repurchase $500.0 million worth of our common stock. We also expect to use the revolving credit facility, as well as the long-term notes, and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, dividends, and share repurchases. Cash and cash equivalents totaled $129.7 million and $210.0 million as of September 30, 2013 and December 31, 2012. Cash and cash equivalents held outside the United States totaled $79.1 million and $103.3 million as of September 30, 2013 and December 31, 2012. Working capital at September 30, 2013 and December 31, 2012 was $447.2 million and $440.1 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $182.9 million and $267.2 million of cash flow from operations during the nine months ended September 30, 2013 and 2012. During the nine months ended September 30, 2013, our cash flow from operations decreased 31.5 percent compared to a 4.3 percent decrease in net income. During the first quarter of 2013, we used $111.8 million to fund the payment of income taxes, primarily related to the gain recognized on the divestiture of T-Chek.
Cash used for investing activities. We used $14.9 million and $38.7 million of cash during the nine months ended September 30, 2013 and 2012 for investing activities.
During the nine months ended September 30, 2013, we received $19.1 million in cash from settlement of post-closing cash and working capital adjustments, in accordance with the Phoenix purchase agreement.
We used $34.2 million and $38.9 million for capital expenditures during the nine months ended September 30, 2013 and 2012. This was primarily for investments in information technology equipment to support our operating systems, including the purchase and development of software. These information technology investments are intended to improve efficiencies and help grow the business.
Additionally, we are building a new office building on our corporate campus in Eden Prairie, Minnesota. We expect the completion date of the building to be the first quarter of 2014. This building will replace space we currently lease in Eden Prairie. We expect a total cost of approximately $18 million. We have spent $8.9 million on the building through September 30, 2013. We expect to fund the majority of the balance to complete the building in the fourth quarter of 2013 and the first quarter of 2014.
Cash used for financing activities. We used $246.2 million and $328.5 million of cash flow for financing activities during the nine months ended September 30, 2013 and 2012.
During the nine months ended September 30, 2013, we had net short term borrowings of $96.4 million. On October 29, 2012, we entered into a senior unsecured revolving credit facility for up to $500 million with a $500 million accordion feature, of which $350.0 million was outstanding as of September 30, 2013. The purpose of this facility was to partially fund the acquisition of Phoenix and will assist us in continuing to fund working capital, capital expenditures, dividends, and share repurchases. Advances under the facility carry an interest rate based on our total funded debt to total capitalization, as measured at the end of each quarter, and are based on a spread over LIBOR for outstanding balances. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. We were in compliance with all of the credit facility's debt covenants as of September 30, 2013.
During the nine months ended September 30, 2013, we had long-term borrowings of $500.0 million. On August 23, 2013, we entered into a Note Purchase Agreement for $500.0 million, of which the entire balance was outstanding as of September 30, 2013. The primary purpose of this agreement was to fund the ASR Agreements that were entered into on August 24, 2013. We were in compliance with all of the covenants in the Notes as of September 30, 2013.
We used $167.1 million and $163.3 million to pay cash dividends during the nine months ended September 30, 2013 and 2012. The increase in 2013 was due to an increase in our quarterly dividend rate to $0.35 in 2013 from $0.33 per share in 2012, partially offset by a decrease in outstanding shares.

We used $50.2 million and $10.1 million to acquire shares from employees through their withholding taxes resulting from the delivery of restricted equity, primarily in the first quarter of 2013 and 2012.
We used $663.4 million and $167.1 million on share repurchases during the nine months ended September 30, 2013 and 2012. The increase is due to the $500.0 million of shares repurchased as part of the ASR Agreements entered into during the third quarter of 2013. We received 6.1 million shares of common stock with a fair value of $350.0 million during the third quarter of 2013, which represents approximately 70 percent of the total shares expected to be repurchased under the agreements. We will settle the remaining shares upon the completion of the ASR Agreements, which will be between December 11, 2013 and April 16, 2014. In August 2013, the Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. As of September 30, 2013, there were 16,784,440 shares remaining for future repurchases including 1,784,440 shares remaining from the 2012 authorization of 10,000,000 shares. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations, the amount available under our credit facility, as well as the long-term notes, and credit available in the market will be sufficient to satisfy our anticipated needs for working capital, capital expenditures, cash dividends, and share repurchases in future periods. We also believe we could obtain funds under lines of credit or other forms of indebtedness on short notice, if needed.
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
Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $39.2 million as of September 30, 2013 increased compared to the allowance of $34.6 million as of December 31, 2012. This increase was primarily due to growth in our accounts receivable balance. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
Goodwill. We manage and report our operations as one operating segment. Our branches represent a series of components that are aggregated for the purpose of evaluating goodwill for impairment on an enterprise-wide basis. The fair value of the enterprise-wide reporting unit substantially exceeds the book value; therefore we have determined that there is no indication of goodwill impairment as of September 30, 2013.

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
We had $129.7 million of cash and investments on September 30, 2013, consisting entirely of cash and cash equivalents. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $500 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or "prime" plus the applicable add-on percentage as defined. At September 30, 2013, there was $350.0 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement with various institutional investors with fixed rates consisting of: (i) $175,000,000 of the Company’s 3.97% Senior Notes, Series A, due August 27, 2023, (ii) $150,000,000 of the Company’s 4.26% Senior Notes, Series B, due August 27, 2028 and (iii) $175,000,000 of the Company’s 4.60% Senior Notes, Series C, due August 27, 2033. At September 30, 2013, there was $500.0 million outstanding on the notes.
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
The following table provides information about purchases by the company during the quarter ended September 30, 2013 of shares of the Company's common stock.

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2013 - July 31, 2013	386,240	$58.84	372,920	8,710,743
August 1, 2013 - August 31, 2013	6,280,849	57.21	6,258,156	17,452,587
September 1, 2013 - September 30, 2013	670,460	59.84	668,147	16,784,440
Third quarter 2013	7,337,549	$57.54	7,299,223	16,784,440

(a) The total number of shares purchased includes: (i) 6,118,882 shares of common stock purchased under the terms of the ASR Agreements (see Note 6 to the Consolidated Condensed Financial Statements of this report); (ii) 1,180,341 shares of common stock purchased under the authorizations described below; and (iii) 38,326 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(b) In August 2013, the Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. As of September 30, 2013, there were 16,784,440 shares remaining for future repurchases including 1,784,440 shares remaining from the 2012 authorization of 10,000,000 shares. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3.	Defaults on Senior Securities
None

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
None

ITEM 6.	Exhibits
Exhibits filed with this report:

10.1
Letter Agreement dated as of August 24, 2013, by and between C.H. Robinson Worldwide, Inc. and J.P. Morgan Securities LLC, as agent for JP Morgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 26, 2013)

10.2
Letter Agreement dated as of August 24, 2013, by and between C.H. Robinson Worldwide, Inc. and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 26, 2013)

10.3
Note Purchase Agreement dated as of August 23, 2013, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 26, 2013)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2013, formatted in XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2013.

C.H. ROBINSONSON WORLDWIDE, INC.

By:	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By:	/s/ Chad M. Lindbloom
Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)