Form 10-K
period 2013-12-31
C H ROBINSON WORLDWIDE INC
filed 2014-03-03
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $8,934,214,988 (based upon the closing price of $56.31 per common share on that date as quoted on The NASDAQ Global Select Market).
As of February 24, 2014, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 148,457,275.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 8, 2014 (the “Proxy Statement”), are incorporated by reference in Part III.

C.H. ROBINSON WORLDWIDE, INC.
ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2013

PART I

ITEM 1.	BUSINESS
Overview
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest third party logistics companies in the world with 2013 consolidated total revenues of $12.8 billion. We are a service company. We provide freight transportation services and logistics solutions to companies of all sizes, in a wide variety of industries. During 2013, we handled approximately 12.7 million shipments and worked with more than 46,000 active customers. We operate through a network of 285 offices, which we call branches, in North America, Europe, Asia, South America, and Australia. We have developed global transportation and distribution networks to provide transportation and supply chain services worldwide. As a result, we have the capability of facilitating most aspects of the supply chain on behalf of our customers.
As a third party logistics provider, we enter into contractual relationships with a wide variety of transportation companies, and utilize those relationships to efficiently and cost effectively transport our customers’ freight. We have contractual relationships with approximately 63,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), and air freight and ocean carriers. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate transportation for each shipment. Our model enables us to be flexible, provide solutions that optimize service for our customers, and minimize our asset utilization risk. As an integral part of our transportation services, we provide a wide range of value-added logistics services, such as freight consolidation, supply chain consulting and analysis, optimization, and reporting.
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
Historically, we provided fee-based payment services ("Payment Services") primarily through our subsidiary, T-Chek Systems, Inc., ("T-Chek"). T-Chek provided a variety of payment management and business intelligence services primarily to motor carrier companies and to fuel distributors. Those services included funds transfer, fuel purchasing, and online expense management. For most of these services, T-Chek charged a fee per transaction. On October 16, 2012, we sold substantially all of the assets and transferred certain liabilities of T-Chek to Electronic Funds Source, LLC ("EFS"). We expect to continue to generate Payment Services revenues from the cash advance option we offer our contracted carriers through continued agreements with EFS.
Our flexible business model has been the main driver of our historical results and has positioned us for continued growth. One of our competitive advantages is our branch network of 285 offices. Our branch employees are in close proximity to both customers and transportation providers, which gives them broad knowledge of their local markets and enables them to respond quickly to customers’ and transportation providers’ changing needs. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of most branch employees’ compensation is performance-oriented, based on the profitability of their branch and their contributions to the success of the branch. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity.
Our branches work together to complete transactions and collectively meet the needs of our customers. For large multi-location customers, we often coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. As an example, approximately 46 percent of our truckload shipments are shared transactions between branches. Our methodology of providing services is very similar across all branches. The majority of our global network operates on a common technology platform that is used to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction.

Historically, we have grown primarily through internal growth, by increasing market share through the addition of new customers and expanding relationships with our current customers, adding new services, expanding our market presence and operations globally, and hiring additional branch employees. We have augmented our growth through selective acquisitions. In October 2012, we acquired all of the outstanding stock of the operating subsidiaries of Apreo Logistics S.A. ("Apreo"), a leading freight forwarder based in Warsaw, Poland. This acquisition enhances our truckload capabilities in Europe. In November 2012, we acquired all of the outstanding stock of Phoenix International Freight Services, Ltd, ("Phoenix"), an international freight forwarder based in Chicago, Illinois. Phoenix has a strong track record and diverse customer base in the international freight forwarding industry. This acquisition expanded our global forwarding network and market presence.
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

Transportation and Logistics Services
C.H. Robinson provides freight transportation and related logistics and supply chain services. Our services range from commitments on a specific shipment to much more comprehensive and integrated relationships. We execute these service commitments by hiring and training people, developing proprietary systems and technology processes, and utilizing our network of subcontracted transportation providers, including, but not limited to, contract motor carriers, railroads, air freight carriers, and ocean carriers. We make a profit on the difference between what we charge to our customers for the totality of services provided to them and what we pay to the transportation providers to handle or transport the freight. While industry definitions vary, given our extensive subcontracting to create a flexible network of solutions, we are generally referred to in the industry as a third party logistics company.
We provide all of the following transportation and logistics services:

•
Truckload-Through our contracts with motor carriers, we have access to dry vans, temperature controlled vans, flatbeds, and bulk capacity. We also offer time-definite and expedited truck transportation.

•
Less Than Truckload (“LTL”)-LTL transportation involves the shipment of single or multiple pallets of freight. We focus on shipments of a single pallet or larger, although we handle any size shipment. Through our contracts with motor carriers and our operating system, we consolidate freight and freight information to provide our customers with a single source of information on their freight. In many instances, we will consolidate partial shipments for several customers into full truckloads.

•
Intermodal-Our intermodal transportation service is the shipment of freight in trailers or containers by a combination of truck and rail. We have intermodal marketing agreements with container owners and all Class 1 railroads in North America, and we arrange local pickup and delivery (known as drayage) through local contracted motor carriers. In addition, we own approximately 1,000 intermodal containers.

•
Ocean-As a non-vessel ocean common carrier ("NVOCC") or freight forwarder, we consolidate shipments, determine routing, select ocean carriers, contract for ocean shipments, and provide for local pickup and delivery of shipments.

•	Air-As a certified indirect air carrier ("Indirect Air Carrier") or freight forwarder, we organize air shipments and provide door-to-door service.

•	Customs-Our customs brokers are licensed and regulated by U.S. Customs and Border Protection to assist importers and exporters in meeting federal requirements governing imports and exports.

•	Other Logistics Services-We provide fee-based transportation management services, warehousing services, and other services.
Customers communicate their freight needs, typically on a shipment-by-shipment basis, to the C.H. Robinson branch responsible for their account. The branch employee ensures that all appropriate information about each shipment is available in our proprietary operating system. This information is entered by our employees, by the customer through our web tools, or received electronically from the customers' systems. With the help of information provided by our operating system, the salesperson then selects a contracted carrier or carriers, based upon his or her knowledge of the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Based on the information he or she has about the market and rates, the salesperson may either determine an appropriate price at that point or wait to communicate with a contracted carrier directly before setting a price. In many cases, employees from different branches collaborate to hire the appropriate contracted carrier for our customers’ freight, and the branch offices agree to an internal profit split.
Once the contracted carrier is selected, the salesperson communicates with the contract carrier to agree on the cost for the transportation and the contract carrier’s commitment to provide the transportation. We are in contact with the contract carrier through numerous means of communication to meet our customers’ requirements as well as track the status of the shipment from origin to delivery.
For most of our transportation and logistics services, we are a service provider. By accepting the customer’s order, we accept certain responsibilities for transportation of the shipment from origin to destination. The carrier’s contract is with us, not the customer, and we are responsible for prompt payment of freight charges. In the cases where we have agreed (either contractually or otherwise) to pay for claims for damage to freight while in transit, we pursue reimbursement from the contracted carrier for the claims. In our management services business, we are acting as the shipper’s agent. In those cases, the carrier’s contract is typically with the customer, and we collect a fee for our services.
As a result of our logistics capabilities, some of our customers have us handle all, or a substantial portion, of their freight transportation requirements. Our branch employees price our services to provide a profit to us for the totality of services performed for the customer. In some cases, our services to the customer are priced on a spot market, or transactional, basis. In a number of instances, we have contracts with the customer in which we agree to handle an estimated number of shipments, usually to specified destinations, such as from the customer’s plant to a distribution center. Our commitments to handle the shipments are usually at pre-determined rates. Most of our rate commitments are for one year or less and allow for renegotiation. As is typical in the transportation industry, most of these contracts do not include specific volume commitments. When we enter into prearranged rate agreements for truckload services with our customers, we usually have fuel surcharge agreements, in addition to the underlying line-haul portion of the rate.
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
As we have emphasized integrated logistics solutions, our relationships with many customers have broadened, and we have become a key provider to them by managing a greater portion of their supply chains. We may serve our customers through specially created teams and through several branches. Our transportation services are provided to numerous international customers through our worldwide branch network. See Note 1 to our 2013 consolidated financial statements included in Part II, Item 8 of this report for an allocation of our total revenues from domestic and foreign customers for the years ended December 31, 2013, 2012, and 2011 and our long-lived assets as of December 31, 2013, 2012, and 2011 in the United States and in foreign locations.

The table below shows our net revenues by transportation mode for the periods indicated:
Transportation Net Revenues

	Year Ended December 31,
(in thousands)	2013	2012	2011	2010	2009
Truckload	$1,054,565	$1,060,120	$1,037,876	$919,787	$907,586
LTL	239,477	224,160	198,735	156,460	133,117
Intermodal	39,084	38,815	41,189	36,550	35,245
Ocean	187,671	84,924	66,873	60,763	54,188
Air	73,089	44,444	39,371	42,315	32,662
Customs	36,578	18,225	13,100	11,866	10,546
Other Logistics Services	67,931	57,449	46,772	45,388	34,238
Total	$1,698,395	$1,528,137	$1,443,916	$1,273,129	$1,207,582
Transportation services accounted for approximately 93 percent of our net revenues in 2013, 89 percent of our net revenues in 2012, and 88 percent of our net revenues in 2011. The increases in ocean, air, and customs revenues in 2012 and 2013 are primarily related to our acquisition of Phoenix on November 1, 2012.

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
Sourcing accounted for approximately seven percent of our net revenues in 2013, and eight percent of our net revenues in 2012 and 2011.

Payment Services
On October 16, 2012, we sold substantially all of the operations of T-Chek, which represented a majority of our Payment Services. However, we still earn Payment Services revenues when we advance money to our contract carriers.
Payment Services accounted for less than one percent of our net revenues in 2013, three percent of our net revenues in 2012, and four percent of our net revenues in 2011.

Organization
Branch Network. To keep us close to our customers and markets, we operate through a network of offices, which we call "branches". We currently have 285 branches in the following areas of the world:

Region	Number of Branches
North America	189
Europe	52
Asia	38
South America	5
Australia	1
Each branch is responsible for its own growth and profitability. Our branch employees are responsible for developing new business, negotiating and pricing services, receiving and processing service requests from customers, and negotiating with carriers to provide the transportation requested. In addition to routine transportation, branch employees are often called upon to handle customers’ unusual, seasonal, and emergency needs. Shipments to be transported by truck are priced at the branch level, and branches cooperate with each other to hire contract carriers to provide transportation. Branches may rely on expertise in other branches when contracting LTL, intermodal, ocean, and air shipments. Multiple branches may also work together to service larger, national accounts where the expertise and resources of more than one branch are required to meet the customer’s needs. Their efforts are usually coordinated by one “lead” branch on the account.
Employees in the branches both sell to and service their customers. Sales opportunities are identified through our internal database, referrals from current customers, leads generated by branch personnel through knowledge of their local and regional markets, and company marketing efforts. Branch employees are also responsible for recruiting new over the road contract carriers, who are referred to our centralized carrier services group to assure they are properly licensed and insured and have acceptable Federal Motor Carrier Safety Administration ("FMCSA") issued safety ratings.
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
Early in their tenure, most newly-hired branch employees go through centralized training that emphasizes development of the skills necessary to become productive members of a branch team, including technology training on our proprietary systems and our customer service philosophy. Centralized training is followed by ongoing, on-the-job training at the branch level. We expect most new branch employees to start contributing to the success of the branch in a matter of weeks.
Employees at a branch operate and are compensated in large part on a team basis. The team structure is motivated by our performance-based compensation system, in which a significant portion of the cash compensation of most branch managers and branch employees is dependent on the profitability of their particular branch. Branch managers and most branch employees are paid a performance-based bonus, which is a portion of the branch’s earnings for that calendar year. The percentage they can potentially earn is predetermined in an annual bonus contract and is based on their productivity and contributions to the overall success of the branch. Within our 401(k) plan, employees can also receive profit sharing contributions that depend on our overall profitability and other factors. In some special circumstances, such as opening new branches, we may guarantee a level of compensation to the branch manager and key branch employees for a short period of time.
All of our managers and certain other employees who have significant responsibilities are eligible to receive equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders. Generally, these awards are eligible to vest over five-year periods and also include financial performance-based requirements for management employees.
Individual branch employees benefit both through the growth and profitability of individual branches and by achieving individual goals. They are motivated by the opportunity to advance in a variety of career paths, including branch management, corporate sales, and account management. We have a “promote from within” philosophy and fill nearly all branch management positions with current employees.

Shared Services
Our branches are supported by our shared and centralized services. Approximately ten percent of our employees provide shared services in centralized centers. Approximately 44 percent of these shared services employees are information technology personnel who develop and maintain our proprietary operating system software and our wide area network.
Executive Officers
The Board of Directors designates the executive officers annually. Below are the names, ages, and positions of the executive officers:

Name	Age	Position
John P. Wiehoff	52	Chief Executive Officer, President, and Chairman of the Board
Ben G. Campbell	48	Vice President, General Counsel and Secretary
Bryan D. Foe	46	Vice President, Europe
Angela K. Freeman	46	Vice President, Human Resources
James P. Lemke	46	Senior Vice President
Chad M. Lindbloom	49	Senior Vice President and Chief Financial Officer
Thomas K. Mahlke	42	Vice President, Chief Information Officer
Christopher J. O'Brien	46	Senior Vice President
Stéphane D. Rambaud	49	Senior Vice President
Scott A. Satterlee	45	Senior Vice President
Mark A. Walker	56	Senior Vice President
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
Ben G. Campbell was named vice president, general counsel and secretary in January 2009. Ben joined C.H. Robinson in 2004 and most recently held the position of assistant general counsel. Before coming to C.H. Robinson, Ben was a partner at Rider Bennett, LLP, in Minneapolis, Minnesota. Ben holds a Bachelor of Science degree from St. John’s University and a Juris Doctor from William Mitchell College of Law.
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
Chad M. Lindbloom was named a senior vice president in December 2007. He has served as an executive and as chief financial officer since 1999. From June 1998 until December 1999, he served as corporate controller. Chad joined the company in 1990. Chad holds a Bachelor of Science degree and a Masters of Business Administration from the Carlson School of Management at the University of Minnesota. Chad also served on the Board of Directors of XRS Corporation (NASDAQ: XRSC), a provider of vehicle data and fleet operations services to the trucking industry from February 2008 until March 2013, and the Board of Directors of Children's Hospital and Clinics of Minnesota from January 2008 until January 2014.
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
Christopher J. O'Brien was named a senior vice president in May 2012. He has served as a vice president since May 2003. Additional positions with C.H. Robinson include president of the company's European division and manager of the Raleigh, North Carolina, branch office. Chris joined the company in 1993. He holds a Bachelor of Arts degree from Alma College in Alma, Michigan. Chris also serves on the Board of Trustees of the University of Minnesota's Landscape Arboretum.
Stéphane D. Rambaud was named a senior vice president in November 2012. Prior to that, he served as a chief executive officer for Phoenix International, a privately-held international freight forwarder, which was acquired by C.H. Robinson in November 2012. Stéphane joined Phoenix in 1985 and prior to becoming chief executive officer in 2007, he served as president from 2003 until 2007 and chief operating officer from 2000 until 2003. Stéphane completed his education at Académie Commerciale Internationale in Paris, France.
Scott A. Satterlee was named a senior vice president in December 2007. He has served as an executive and officer of C.H. Robinson since February 2002. Additional positions with C.H. Robinson include director of operations and manager of the Salt Lake City, Utah, branch. Scott joined the company in 1991. Scott holds a Bachelor of Arts degree from the University of St. Thomas. Scott also serves on the Board of Directors of Fastenal Company (NASDAQ: FAST), the largest fastener distributor in the nation.
Mark A. Walker was named senior vice president in December 2007, after serving as a vice president and officer since December 1999. Additional positions with C.H. Robinson include chief information officer from December 1999 to October 2001 and president of T-Chek. Mark joined the company in 1980. Mark holds a Bachelor of Science degree from Iowa State University and a Masters of Business Administration from the University of St. Thomas. Mark has announced that he will be retiring from the Company effective July 1, 2014.

Employees
As of December 31, 2013, we had a total of 11,676 employees, 10,508 of whom were located in our branch offices. Services such as finance, information technology, legal, marketing, and human resource support are supported centrally.

Customer Relationships
We seek to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing them with a full range of logistics services. During 2013, we served over 46,000 active customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries.
During 2013, our largest customer accounted for approximately three percent of total revenues and approximately two percent of net revenues. In recent years, we have grown by adding new customers and by increasing our volumes with, and providing more services to, our existing customers.
Branches seek additional business from existing customers and pursue new customers based on their knowledge of the marketplace and the range of logistics services that we can provide. We believe that our account management disciplines and decentralized structure enable our branch employees to better serve our customers by combining a broad knowledge of logistics and market conditions with a deep understanding of the specific supply chain issues facing individual customers and certain vertical industries. With the guidance of our executive team, branches are given significant latitude to pursue opportunities and to commit our resources to serve our customers.
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
In 2013, we worked with approximately 63,000 transportation providers worldwide, of which the vast majority are contracted motor carriers. To strengthen and maintain our relationships with motor carriers, our branch employees regularly communicate with carriers and try to assist them by increasing their equipment utilization, reducing their empty miles, and repositioning their equipment. To make it easier for contract carriers to work with us, we have a policy of payment upon receipt of proof of delivery. For those contract carriers who would like a faster payment, we also offer payment within 48 hours of receipt of proof of delivery in exchange for a discount, along with offering in-trip cash advances.
Contracted motor carriers provide access to dry vans, temperature controlled vans, and flatbeds. These contract carriers are of all sizes, including owner-operators of a single truck, small and mid-size fleets, private fleets, and the largest national trucking companies. Consequently, we are not dependent on any one contract carrier. Our largest truck transportation provider was approximately two percent of our total cost of transportation in 2013. Motor carriers that had fewer than 100 tractors transported approximately 83 percent of our truckload shipments in 2013. Every motor carrier with which we do business is required to execute a contract that establishes that the carrier is acting as an independent contractor. At the time the contract is executed, and daily, through subscriptions with a third party service, we assure that each motor carrier is properly licensed and insured, has the necessary federally-issued authority to provide transportation services, and has the ability to provide the necessary level of service on a dependable basis. Our motor carrier contracts require that the motor carrier issue invoices only to and accept payment solely from us for the shipments that they transport under their contract with us, and allow us to withhold payment to satisfy previous claims or shortages. Our standard contracts do not include volume commitments, and the initial contract rate is modified each time we confirm an individual shipment with a carrier.
We also have intermodal marketing agreements with container owners and all Class 1 railroads in North America, giving us access to additional trailers and containers. Our contracts with railroads specify the transportation services and payment terms by which our intermodal shipments are transported by rail. Intermodal transportation rates are typically negotiated between us and the railroad on a customer-specific basis. We own approximately 1,000 53-foot containers. We believe that these containers have helped us better serve our customers, and we will continue to analyze the strategy of controlling containers.

In our NVOCC ocean transportation business, we have contracts with most of the major ocean carriers which support a variety of service and rate needs for our customers. We negotiate annual contracts that establish the predetermined rates we agree to pay the ocean carriers. The rates are negotiated based on expected volumes from our customers in specific trade lanes. These contracts are often amended throughout the year to reflect changes in market conditions for our business, such as additional trade lanes.
We operate both as a consolidator and as a transactional air freight forwarder internationally and in North America. We select air carriers and provide for local pickup and delivery of shipments. We execute our air freight services through our relationships with air carriers, through charter services, block space agreements, capacity space agreements, and transactional spot market negotiations. Through charter services, we contract part or all of an airplane to meet customer requirements. Our block space agreements and capacity space agreements are contracts for a defined time period. The contracts include fixed allocations for predetermined flights at agreed upon rates that are reviewed periodically throughout the year. The transactional negotiations afford us the ability to capture excess capacity at prevailing market rates for a specific shipment.

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

We often compete with respect to price, scope of services, or a combination thereof, but believe that our most significant competitive advantages are:

•	People-Smart, dedicated, empowered people are an extension of our customers’ teams to innovate and execute their supply chain strategies;

•	Process-Proven processes and solutions combine strategy with practical experience for customized action plans that succeed in the real world;

•	Technology-A significant investment in our Navisphere® proprietary technology gives flexibility, global visibility, customized solutions, easy integration, broad connectivity, and advanced security;

•	Network-Our customers gain local presence, regional expertise, and multiple global logistics options from one of the world’s largest providers of logistics services;

•	Relationships-A large number of unique, strong relationships provide global connections and valuable market knowledge;

•	Portfolio of Services-A wide selection of services and products help provide our customers with consistent capacity and service levels;

•	Scale-Our customers leverage our industry-leading capacity, broad procurement options, and substantial shipment volumes for better efficiency, service, and marketplace advantages; and

•	Stability-Our financial strength, discipline, and consistent track record of success for strategic support of our customers’ supply chains.

Seasonality
Historically, our operating results have been subject to seasonal trends. In recent years, operating income and earnings have been lower in the first quarter than in the other three quarters, although this was not our experience in 2013 or 2012. 2012 would have followed this pattern, but our fourth quarter results were impacted by certain significant event-specific charges and credits related to our acquisitions and divestitures. We believe this pattern has been the result of, or influenced by, numerous factors including national holidays, weather patterns, consumer demand, economic conditions, and other similar and subtle forces. Although seasonal changes in the transportation industry have not had a significant impact on our cash flow or results of operations, we expect this trend to continue and we cannot guarantee that it will not adversely impact us in the future.

Proprietary Information Technology and Intellectual Property
Our information systems are essential to efficiently communicate, service our customers and contracted carriers, and manage our business. In 2013, we executed approximately 12.7 million shipments for more than 46,000 active customers and 63,000 contract carriers.
We rely on a combination of trademarks, copyrights, trade secrets, and nondisclosure and non-competition agreements to establish and protect our intellectual property and proprietary technology. Additionally, we have numerous registered trademarks, trade names, and logos in the United States and international locations.
In October 2012, we launched Navisphere®, a single platform that allows customers to communicate worldwide with every party in their supply chain across languages, currencies, and continents. Navisphere® offers sophisticated business analytics to help improve supply chain performance and meet increasing customer demands.
The CHRWTrucks® web-based platform provides contracted carriers additional access to our systems. Contract carriers can access available freight, perform on-line check calls, keep track of receivables, and upload scanned documentation. Many of our carriers favorite features from CHRWTrucks® are also available through our CHRWTrucks® mobile application available for Android and IOS mobile operating systems.
Our systems help our branch employees service customer orders, select the optimal mode of transportation, build and consolidate shipments, and identify appropriate carriers, all based on customer-specific service parameters. Our systems provide our vast organization the necessary business intelligence to allow for real time scorecards and necessary decision support in all areas of our business.

Government Regulation
Our operations may be regulated and licensed by various federal, state, and local transportation agencies in the United States and similar governmental agencies in foreign countries in which we operate.
We are subject to licensing and regulation as a property freight broker and are licensed by the U.S. Department of Transportation (“DOT”) to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. We are also subject to regulation by the Federal Maritime Commission as an ocean freight forwarder and a NVOCC and we maintain separate bonds and licenses for each. We operate as a Department of Homeland Security certified Indirect Air Carrier, providing air freight services, subject to commercial standards set forth by the International Air Transport Association and federal regulations issued by the Transportation Security Administration. We provide customs brokerage services as a customs broker under a license issued by the Bureau of U.S. Customs and Border Protection. We also have and maintain other licenses as required by law.
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
We are subject to a variety of other U.S. and foreign laws and regulations including, but not limited to, the Foreign Corrupt Practices Act and other similar anti-bribery and anti-corruption statutes.

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
As a property freight broker, we are not legally liable for damage to our customers’ cargo. In our customer contracts, we may agree to assume cargo liability up to a stated maximum. We typically do not assume cargo liability to our customers above minimum industry standards in our international freight forwarding, ocean transportation, and air freight businesses. We do offer our customers the option to purchase shippers interest coverage to insure goods in transit. When we agree to store goods for our customers for longer terms, we provide limited warehouseman’s coverage to our customers and contract for warehousing services from companies that provide us the same degree of coverage.
We maintain a broad cargo liability insurance policy to help protect us against catastrophic losses that may not be recovered from the responsible contracted carrier. We also carry various liability insurance policies, including automobile and general liability, with a $200 million umbrella. Our contingent automobile liability coverage has a retention of $5 million per incident.
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
Except for the historical information contained in this Form 10-K, the matters set forth in this document may be deemed to be forward-looking statements that represent our expectations, beliefs, intentions, or strategies concerning future events. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience or our present expectations, including, but not limited to, such factors such as changes in economic conditions including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel price increases or shortages; the impact of war on the economy; changes to our capital structure and termination of our accelerated share repurchase program, and other risks and uncertainties, including those described below. Forward-looking statements speak only as of the date they were made. We undertake no obligation to update these statements in light of subsequent events or developments.

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
Economic recessions could have a significant, adverse impact on our business. The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest rate fluctuations, and other economic factors beyond our control. Deterioration in the economic environment subjects our business to various risks, which may have a material impact on our operating results and cause us to not reach our long-term growth goals:

•
Decrease in volumes-A reduction in overall freight volumes in the marketplace reduces our opportunities for growth. A significant portion of our freight is transactional or “spot” market opportunities. The transactional market may be more impacted than the freight market overall by the economic recession. In addition, if a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, particularly among certain national retailers or in the food, beverage, retail, manufacturing, paper, or printing industries, our operating results could be adversely affected.

•
Credit risk and working capital-Some of our customers may face economic difficulties and may not be able to pay us, and some may go out of business. In addition, some customers may not pay us as quickly as they have in the past, causing our working capital needs to increase.

•
Transportation provider failures-A significant number of our transportation providers may go out of business and we may be unable to secure sufficient equipment or other transportation services to meet our commitments to our customers.

•
Expense management-We may not be able to appropriately adjust our expenses to changing market demands. Personnel is our largest expense. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing level to our business needs. In addition, we have other expenses that are fixed for a period of time, and we may not be able to adequately adjust them in a period of rapid change in market demand.
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
Our dependence on third parties to provide equipment and services may impact the delivery and quality of our transportation and logistics services. We do not employ the people directly involved in delivering our customers’ freight. We are dependent on independent third parties to provide truck, rail, ocean, and air services and to report certain events to us, including delivery information and freight claims. These independent third parties may not fulfill their obligations to us, preventing us from meeting our commitments to our customers. This reliance also could cause delays in reporting certain events, including recognizing revenue and claims. In addition, if we are unable to secure sufficient equipment or other transportation services from third parties to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control including:

•	equipment shortages in the transportation industry, particularly among contracted truckload carriers;

•	interruptions in service or stoppages in transportation as a result of labor disputes;

•	changes in regulations impacting transportation; and

•	unanticipated changes in transportation rates.
We are subject to negative impacts of changes in political conditions. All of our business operations are subject to the influences of significant political changes and our ability to respond to them, including:

•	changes in economic and political conditions and in governmental policies;

•	changes in and compliance with international and domestic laws and regulations; and

•	wars, civil unrest, acts of terrorism, and other conflicts.
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
Our international operations subject us to operational and financial risks. We provide services within and between continents on an increasing basis. Our business outside of the United States is subject to various risks, including:

•	changes in tariffs, trade restrictions, trade agreements, and taxations;

•	difficulties in managing or overseeing foreign operations and agents;

•	limitations on the repatriation of funds because of foreign exchange controls;

•	different liability standards; and

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
We are reliant on technology to operate our business. We have internally developed the majority of our operating systems. Our continued success is dependent on our systems continuing to operate and to meet the changing needs of our customers and users. We are reliant on our technology staff and vendors to successfully implement changes to and maintain our operating systems in an efficient manner.
As demonstrated by recent material and high-profile data security breaches, computer malware, viruses, and computer hacking and phishing attacks have become more prevalent, have occurred on our systems in the past, and may occur on our systems in the future. Previous attacks on our systems have not had a material financial impact on our operations, but we cannot guarantee that future attacks will have little to no impact on our business. Furthermore, given the interconnected nature of the supply chain and our significant presence in the industry, we believe that we may be an attractive target for such attacks.
Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, a significant impact on the performance, reliability, security and availability of our systems and technical infrastructure to the satisfaction of our users may harm our reputation, impair our ability to retain existing customers and attract new customers and expose us to legal claims and government action, each of which could have a material adverse impact on our financial condition, results of operations and growth prospects.
Because we manage our business on a decentralized basis, our operations may be materially adversely affected by inconsistent management practices. We manage our business on a decentralized basis through a network of branch offices throughout North America, Europe, Asia, South America, and Australia, supported by executives and shared and centralized services, with branch management retaining responsibility for day-to-day operations, profitability, personnel decisions, the growth of the business in their branch, and adherence to applicable local laws. Our decentralized operating strategy can make it difficult for us to implement strategic decisions and coordinated procedures throughout our global operations. In addition, some of our branches operate with management, sales, and support personnel that may be insufficient to support growth in their respective branch without significant central oversight and coordination. Our decentralized operating strategy could result in inconsistent management practices and materially and adversely affect our overall profitability and expose us to litigation.
Our earnings may be affected by seasonal changes in the transportation industry. Results of operations for our industry generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. In recent years, our operating income and earnings have been lower in the first quarter than in the other three quarters, although this was not our experience in 2013 or 2012. 2012 would have followed this pattern, but our fourth quarter results were impacted by certain significant event-specific charges and credits related to our acquisitions and divestitures. Although seasonal changes in the transportation industry have not had a significant impact on our cash flow or results of operations, we expect this trend to continue and we cannot guarantee that it will not adversely impact us in the future.

We are subject to claims arising from our transportation operations. We use the services of thousands of transportation companies in connection with our transportation operations. From time to time, the drivers employed and engaged by the carriers we contract with are involved in accidents which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. In addition, our automobile liability policy has a retention of $5 million per incident in 2011, 2012, and 2013. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability. Our involvement in the transportation of certain goods, including but not limited to hazardous materials, could also increase our exposure in the event one of our contracted carriers is involved in an accident resulting in injuries or contamination.
Our Sourcing business is dependent upon the supply and price of fresh produce. The supply and price of fresh produce is affected by weather and growing conditions (such as drought, insects, and disease) and other conditions over which we have no control. Commodity prices can be affected by shortages or overproduction and are often highly volatile. If we are unable to secure fresh produce to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. To assure access to certain commodities, we occasionally make advances to growers to finance their operations. Repayment of these advances is dependent upon the growers ability to grow and harvest marketable crops.
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
Our business depends upon compliance with numerous government regulations. Our business operations are regulated and licensed by various federal, state, and local transportation agencies in the United States and similar governmental agencies in foreign countries in which we operate. We are licensed by the U.S. Department of Transportation as a property freight broker authorized to arrange for the transportation of general commodities by motor vehicle. We must comply with certain insurance and surety bond requirements to act in this capacity. We are also licensed by the Federal Maritime Commission as an ocean freight forwarder, which requires us to maintain a NVOCC bond and by the Transportation Security Administration as an independent air carrier. We are also licensed by the Bureau of U.S. Customs and Border Protection. We source fresh produce under a license issued by the U.S. Department of Agriculture. We are also subject to various regulations and requirements promulgated by other international, domestic, state, and local agencies and port authorities. Our failure to comply with the laws and regulations applicable to entities holding these licenses could materially and adversely affect our results of operations or financial condition.
Legislative or regulatory changes can affect the economics of the transportation industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services. As part of our logistics services, we operate leased warehouse facilities. Our operations at these facilities include both warehousing and distribution services, and we are subject to various federal, state, and international environmental, work safety, and hazardous materials regulations. We may experience an increase in operating costs, such as costs for security, as a result of governmental regulations that have been and will be adopted in response to terrorist activities and potential terrorist activities. No assurances can be given that we will be able to pass these increased costs on to our customers in the form of rate increases or surcharges.
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
We derive a significant portion of our total revenues and net revenues from our largest customers. Our top 100 customers comprise approximately 32 percent of our consolidated total revenues and 28 percent of consolidated net revenues. Our largest customer comprises approximately three percent of our consolidated total revenues and approximately two percent of our consolidated net revenues. The sudden loss of many of our major clients could materially and adversely affect our operating results.
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
We may have difficulties integrating acquired companies. For acquisitions, success is also dependent upon efficiently integrating the acquired business into our existing operations. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time. We are required to integrate these businesses into our internal control environment, which may present challenges that are different than those presented by organic growth and that may be difficult to manage. If we are unable to successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, our business, prospects, results of operations, financial position, and cash flows could be materially and adversely affected.
Our growth and profitability may not continue, which may result in a decrease in our stock price. Our long-term growth objective is to grow earnings per share by ten percent. There can be no assurance that our long-term growth objective will be achieved or that we will be able to effectively adapt our management, administrative, and operational systems to respond to any future growth. Future changes in and expansion of our business, or changes in economic or political conditions, could adversely affect our operating margins. Slower or less profitable growth or losses could adversely affect our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters is in Eden Prairie, Minnesota. The total square footage of our four buildings in Eden Prairie is 357,000. This total includes approximately 221,000 square feet used for our corporate and shared services, our data center of approximately 18,000 square feet, and 118,000 square feet used for branch operations.
Most of our branch offices are leased from third parties under leases with initial terms ranging from three to fifteen years. Our office locations range in space from 1,000 to 153,000 square feet. The following table lists our office locations of greater than 20,000 square feet:

Location	Approximate Square Feet
Eden Prairie, MN	153,000
Eden Prairie, MN(1)	105,000
Eden Prairie, MN(1)	81,000
Chicago, IL(1)	80,000
Wood Dale, IL	72,000
Chicago, IL	48,000
Atlanta, GA	27,000
Elk Grove Village, IL	25,000
Woodridge, IL	22,000
Chicago, IL	21,000
 ____________________________

(1)	These properties are owned. All other properties in the table above are leased from third parties.
We also own or lease warehouses totaling approximately 1.4 million square feet of warehouse space in 42 cities around the world. The following table lists our warehouses over 50,000 square feet:

Location	Approximate Square Feet
Long Beach, CA	223,000
Elk Grove Village, IL	107,000
Wroclaw, Poland	104,000
Laredo, TX	87,000
Vancouver, WA	79,000
Miramar, FL	75,000
Blonie, Poland	65,000
Plant City, FL(1)	65,000
Doral, FL	59,000
Bethlehem, PA	55,000
Cobden, IL(1)	52,000
 ____________________________

(1)	These properties are owned. All other properties in the table above are leased from third parties.
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
Our Common Stock began trading on The NASDAQ National Market under the symbol “CHRW” on October 15, 1997, and currently trades on the NASDAQ Global Select Market.
Quarterly market information can be found in Part II, Item 8. Financial Statements and Supplementary Data, Note 11.
On February 24, 2014, the closing sales price per share of our Common Stock as quoted on the NASDAQ Global Select Market was $53.34 per share. On February 24, 2014, there were approximately 165 holders of record and approximately 66,500 beneficial owners of our Common Stock.
We declared quarterly dividends during 2012 for an aggregate of $1.34 per share and quarterly dividends during 2013 for an aggregate of $1.40 per share. We have declared a quarterly dividend of $0.35 per share payable to shareholders of record as of March 7, 2014, payable on March 31, 2014. Our declaration of dividends is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon our results of operations, capital requirements and financial condition, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or continue to pay dividends on the shares of Common Stock in the future.
The following table provides information about company purchases of Common Stock during the quarter ended December 31, 2013:

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2013-October 31, 2013	768,487	$59.48	768,487	16,035,953
November 1, 2013-November 30, 2013	421,571	59.60	421,571	15,614,382
December 1, 2013-December 31, 2013	1,544,457	61.57	1,544,457	14,069,925
Fourth quarter 2013	2,734,515	$60.68	2,734,515	14,069,925
________________________________
(a) The following shares were repurchased under the authorizations described below: (i) 1,194,481 shares of Common Stock purchased under the terms of the accelerated share repurchase agreements entered into in August 2013 (see Note 9 to the consolidated financial statements included in Item 8 of Part II of this report); and (ii) 1,540,034 shares of Common Stock purchased.
(b) In August 2013, the Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. As of December 31, 2013, there were 14,069,925 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated share repurchase programs.

The graph below compares the cumulative 5-year total return of holders of C.H. Robinson Worldwide, Inc.’s Common Stock with the cumulative total returns of the S&P 500 index, the NASDAQ Transportation index, and the S&P Midcap 400 index. The graph tracks the performance of a $100 investment in our Common Stock and in each index (with the reinvestment of all dividends) from December 31, 2008 to December 31, 2013.

	December 31,
	2008	2009	2010	2011	2012	2013
C.H. Robinson Worldwide, Inc.	100.00	108.79	151.01	133.63	123.77	117.07
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P Midcap 400	100.00	137.38	173.98	170.96	201.53	269.04
NASDAQ Transportation	100.00	102.37	131.79	113.27	123.81	162.78
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA
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

STATEMENT OF OPERATIONS DATA
Year Ended December 31,	2013	2012 (1)	2011	2010	2009
Total revenues	$12,752,076	$11,359,113	$10,336,346	$9,274,305	$7,577,189
Net revenues	1,836,095	1,717,571	1,632,658	1,467,978	1,381,959
Income from operations	682,650	675,320	692,730	622,860	584,811
Net income	415,904	593,804	431,612	387,026	360,830
Net income per share
Basic	$2.65	$3.68	$2.63	$2.35	$2.15
Diluted	$2.65	$3.67	$2.62	$2.33	$2.13
Weighted average number of shares outstanding (in thousands)
Basic	156,915	161,557	164,114	164,909	167,695
Diluted	157,080	161,946	164,741	165,972	169,194
Dividends per share	$1.40	$1.34	$1.20	$1.04	$0.97

BALANCE SHEET DATA
As of December 31,
Working capital	$394,504	$440,073	$734,911	$710,161	$575,462
Total assets	2,802,818	2,804,225	2,138,041	1,995,699	1,834,248
Current portion of long term debt	375,000	253,646	—	—	—
Long-term notes payable	500,000	—	—	—	—
Stockholders’ investment	939,724	1,504,372	1,248,474	1,204,068	1,079,900

OPERATING DATA
Branches	285	276	235	231	235
Employees	11,676	10,929	8,353	7,628	7,347
_________________________

(1)
The Company's results for 2012 were effected by certain significant event-specific charges or credits related to our acquisitions and divestitures. See "Reported to Adjusted Statements of Operations Data" on the following page and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this report.

Non-GAAP Data Reconciliation

To assist readers in understanding our financial performance and the impact of certain significant charges or credits related to our acquisitions and divestitures in 2012, we supplement the financial results that are generated in accordance with the accounting principles generally accepted in the United States, or GAAP, with non-GAAP financial measures. These measures include non-GAAP income from operations, non-GAAP net income, and non-GAAP basic and diluted net income per share. We believe that these non-GAAP measures provide meaningful insight into our operating performance excluding certain event-specific charges, and provide an alternative perspective of our results of operations. We use non-GAAP measures, including those set forth in the table below, to assess our operating performance for the year. Management believes that these non-GAAP financial measures reflect an additional way of analyzing aspects of our ongoing operations that, when viewed with our GAAP results, provides a more complete understanding of the factors and trends affecting our business. A reconciliation of adjusted results, reflecting the exclusion of certain non-recurring transaction impacts, to our GAAP results is set forth below.

Reported to Adjusted Statements of Operations Data (in thousands, except per share amounts)

Non-GAAP Financial Measures	2013	2012	2011	2010	2009

Income from Operations	$682,650	$675,320	$692,730	$622,860	$584,811
Adjustments to Income from Operations (1)	—	45,196	—	—	—
Income from Operations-Adjusted	$682,650	$720,516	$692,730	$622,860	$584,811

Investment and Other (Expense) Income	$(9,289)	$283,142	$1,974	$1,242	$2,250
Adjustments to Investment and Other (Expense) Income (2)	—	(281,551)	—	—	—
Investment and Other Income-Adjusted	$(9,289)	$1,591	$1,974	$1,242	$2,250

Income before Income Taxes	$673,361	$958,462	$694,704	$624,102	$587,061
Adjustments to Income before Income Taxes	—	(236,355)	—	—	—
Income before Income Taxes-Adjusted	$673,361	$722,107	$694,704	$624,102	$587,061

Net Income	$415,904	$593,804	$431,612	$387,026	$360,830
Adjustments to Net Income	—	(146,797)	—	—	—
Net Income-Adjusted	$415,904	$447,007	$431,612	$387,026	$360,830

Net Income per Share (basic)-Adjusted	$2.65	$2.77	$2.63	$2.35	$2.15
Net Income per Share (diluted)-Adjusted	$2.65	$2.76	$2.62	$2.33	$2.13
_________________________

(1)
The adjustment to income from operations includes $34.6 million of personnel expense and $10.6 million of other selling, general, and administrative expenses. Adjustments to personnel expense include $33.0 million in incremental vesting expense of our equity awards triggered by the gain on the divestiture of T-Chek and $1.4 million of transaction-related bonuses. Adjustments to other selling, general, and administrative expenses include amounts paid to third parties for investment banking, legal, and accounting fees related to acquisitions and divestitures.

(2)	The adjustment to investment and other income reflects the gain from the divestiture of T-Chek.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table summarizes our total revenues by service line (in thousands):

For the years ended December 31,	2013	2012	Change	2011	Change
Transportation	$11,069,710	$9,685,415	14.3%	$8,740,524	10.8%
Sourcing	1,669,134	1,620,183	3.0	1,535,528	5.5
Payment Services	13,232	53,515	(75.3)	60,294	(11.2)
Total	$12,752,076	$11,359,113	12.3%	$10,336,346	9.9%

The following table illustrates our net revenue margins by services and products:

For the years ended December 31,	2013	2012	2011
Transportation	15.3%	15.8%	16.5%
Sourcing	7.6	8.4	8.4
Payment Services	81.2	99.0	100.0
Total	14.4%	15.1%	15.8%
The following table summarizes our net revenues by service line:

For the years ended December 31, (Dollars in thousands)	2013	2012	Change	2011	Change
Net revenues:
Transportation
Truckload	$1,054,565	$1,060,120	(0.5)%	$1,037,876	2.1%
LTL	239,477	224,160	6.8	198,735	12.8
Intermodal	39,084	38,815	0.7	41,189	(5.8)
Ocean	187,671	84,924	121.0	66,873	27.0
Air	73,089	44,444	64.5	39,371	12.9
Customs	36,578	18,225	100.7	13,100	39.1
Other Logistics Services	67,931	57,449	18.2	46,772	22.8
Total Transportation	1,698,395	1,528,137	11.1	1,443,916	5.8
Sourcing	126,950	136,438	(7.0)	128,448	6.2
Payment Services	10,750	52,996	(79.7)	60,294	(12.1)
Total	$1,836,095	$1,717,571	6.9%	$1,632,658	5.2%

The following table represents certain statements of operations data, shown as percentages of our net revenues:

For the years ended December 31,	2013	2012	2011
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	45.0	44.6	42.6
Other selling, general, and administrative expenses	17.8	16.1	14.9
Total operating expenses	62.8	60.7	57.6
Income from operations	37.2	39.3	42.4
Investment and other income	(0.5)	16.5	0.1
Income before provision for income taxes	36.7	55.8	42.6
Provision for income taxes	14.0	21.2	16.1
Net income	22.7%	34.6%	26.4%

OVERVIEW
Our company. We are a global provider of transportation services and logistics solutions, operating through a network of branch offices in North America, Europe, Asia, South America, and Australia. As a third party logistics provider, we enter into contractual relationships with a wide variety of transportation companies, and utilize those relationships to efficiently and cost effectively transport our customers’ freight. We have contractual relationships with approximately 63,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate transportation for each shipment. Our model enables us to be flexible, provide solutions that optimize service for our customers, and minimize our asset utilization risk.
In addition to transportation and logistics services, we also offer fresh produce sourcing and fee-based payment services. Our Sourcing business is the buying, selling, and marketing of fresh produce. We purchase fresh produce through our network of produce suppliers and sell it to retail grocers and restaurant chains, produce wholesalers, and foodservice providers. In some cases, we also arrange the transportation of the produce we sell through our relationships with specialized transportation companies. Those revenues are reported as Transportation revenues. Historically, our Payment Services business consisted primarily of our former subsidiary T-Chek Systems, Inc. ("T-Chek"), which provided a variety of management and business intelligence services to motor carrier companies and to fuel distributors. On October 16, 2012, we sold substantially all of the assets and transferred certain liabilities of T-Chek to Electronic Funds Source ("EFS"). We continue to generate Payment Services revenues from the cash advance options we offer our contracted carriers.
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
In addition, we do not have pre-committed targets for headcount. Our personnel decisions are decentralized. Our branch managers determine the appropriate number of employees for their offices, within productivity guidelines, based on their branch's volume of business. This helps keep our personnel expense as variable as possible with the business.

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
Our branches work together to complete transactions and collectively meet the needs of our customers. For large multi-location customers, we often coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. As an example, approximately 46 percent of our truckload shipments are shared transactions between branches. Our methodology of providing services is very similar across all branches. The majority of our global network operates on a common technology platform that is used to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction.
Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount grew by 747 employees during 2013. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of many of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity. All of our managers and certain other employees who have significant responsibilities are eligible to receive equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders. Generally, these awards are eligible to vest over five-year periods and also include financial performance-based requirements for management employees. In 2012 and 2013, we also issued restricted equity awards that vest evenly over five years, starting on December 31, 2013 and December 31, 2014.
Our customers. In 2013, we worked with more than 46,000 active customers, up from approximately 42,000 in 2012. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very diverse and unconcentrated. Our top 100 customers represented approximately 32 percent of our total revenues and approximately 28 percent of our net revenues. Our largest customer was approximately three percent of our total revenues and approximately two percent of our total net revenues.
Our contracted carriers. Our contracted carrier base includes motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. In 2013, our carrier base was approximately 63,000, up from approximately 56,000 in 2012. Motor carriers that had fewer than 100 tractors transported approximately 83 percent of our truckload shipments in 2013. In our Transportation business, no single contracted carrier represents more than approximately two percent of our contracted carrier capacity.

2013 COMPARED TO 2012
Total revenues and direct costs. Our consolidated total revenues increased 12.3 percent in 2013 compared to 2012. Total Transportation revenues increased 14.3 percent to $11.1 billion in 2013 from $9.7 billion in 2012. This increase was driven by higher volumes in nearly all of our transportation modes, the Phoenix acquisition, and increased pricing to our customers, including the impacts of higher fuel costs. Total purchased transportation and related services increased 14.9 percent in 2013 to $9.4 billion from $8.2 billion in 2012. This increase was due to higher volumes in nearly all of our transportation modes, the Phoenix acquisition, and higher transportation costs. Our Sourcing revenue increased 3.0 percent to $1.7 billion in 2013 from $1.6 billion in 2012. This increase was primarily due to higher case volumes. Purchased products sourced for resale increased 3.9 percent in 2013 to $1.54 billion from $1.48 billion in 2012. This increase was primarily due to higher case volumes and higher cost per case. Our Payment Services revenue decreased 75.3 percent to $13.2 million in 2013 from $53.5 million in 2012. The decrease was due to the sale of substantially all of our Payment Services business, T-Chek, to EFS on October 16, 2012.
Net revenues. Total Transportation net revenues increased 11.1 percent to $1.70 billion in 2013 from $1.53 billion in 2012. Our Transportation net revenue margin decreased to 15.3 percent in 2013 from 15.8 percent in 2012 largely driven by higher transportation costs, partially offset by an increase in transportation rates charged to our customers.

Our truckload net revenues decreased 0.5 percent to $1.05 billion in 2013 from $1.06 billion in 2012. Truckload volumes increased approximately ten percent in 2013. Truckload net revenue margin decreased in 2013 due to increased cost of capacity, partially offset by increased rates charged to our customers. Excluding the estimated impact of the change in fuel, on average, our truckload rates increased approximately two percent in 2013. Our truckload transportation costs increased approximately three percent, excluding the estimated impacts of the change in fuel.
LTL net revenues increased 6.8 percent to $239.5 million in 2013 from $224.2 million in 2012. The increase in net revenues was driven by an increase in total shipments of seven percent, partially offset by decreased net revenue margin. Our LTL transportation costs are increasing, while customer pricing has not kept up with increases in carrier costs.
Our intermodal net revenue increase of 0.7 percent to $39.1 million in 2013 from $38.8 million in 2012 was driven largely by a change in the mix of business and improved customer pricing, partially offset by volume declines.
Our ocean transportation net revenues increased 121.0 percent to $187.7 million in 2013 from $84.9 million in 2012. Our air transportation net revenues increased 64.5 percent to $73.1 million in 2013 from $44.4 million in 2012. Our customs net revenues increased 100.7 percent to $36.6 million in 2013 from $18.2 million in 2012. These increases were primarily driven by our acquisition of Phoenix.
Other logistics services net revenues, which include transportation management services, warehousing, and small parcel, increased 18.2 percent to $67.9 million in 2013 from $57.4 million in 2012. This increase was primarily due to an increase in warehouse services.
Sourcing net revenues decreased 7.0 percent to $127.0 million in 2013 from $136.4 million in 2012. This decrease was primarily due to a reduction in business with a large customer and a decrease in net revenue per case, partially offset by increased volumes. We expect the revenue declines with this large customer to continue in 2014. Our net revenue margin decreased to 7.6 percent in 2013 compared to 8.4 percent in 2012.
Historically, Payment Services was comprised primarily of revenue related to our former subsidiary, T-Chek. Payment Services net revenues decreased 79.7 percent to $10.8 million in 2013 from $53.0 million in 2012. The decrease was due to the T-Chek divestiture on October 16, 2012. We continue to generate Payment Services revenues from the cash advance options we offer our contracted carriers.
Operating expenses. Operating expenses increased 10.7 percent to $1.2 billion in 2013 from $1.0 billion in 2012. This was due to an increase of 7.9 percent in personnel expenses and an increase of 18.3 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses increased to 62.8 percent in 2013 from 60.7 percent in 2012. This increase was primarily due to increased personnel and other selling, general, and administrative expenses as a result of our acquisitions in 2012.
Our personnel expenses are driven by headcount and earnings growth. In 2013, personnel expenses increased to $826.7 million from $766.0 million in 2012. Our personnel expenses as a percentage of net revenue increased in 2013 to 45.0 percent from 44.6 percent in 2012. In 2013, our average headcount increased approximately 25 percent, related primarily to the acquisitions of Apreo and Phoenix. The increase in personnel expense from headcount growth was partially offset by declines in expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability.
Other selling, general, and administrative expenses increased 18.3 percent to $326.8 million in 2013 from $276.2 million in 2012. The increase in our selling, general, and administrative expenses is primarily related to an increase in amortization of intangible assets acquired, occupancy, and travel, partially offset by a reduction in purchased professional services.
Income from operations. Income from operations increased 1.1 percent to $682.7 million in 2013 from $675.3 million in 2012. Income from operations as a percentage of net revenues decreased to 37.2 percent in 2013 from 39.3 percent in 2012. This decrease was due to our expenses growing faster than our net revenues. Additionally, Phoenix has a higher operating expense to net revenue ratio than C.H. Robinson has historically experienced.
Investment and other (expense) income. Investment and other (expense) income was an expense of $9.3 million in 2013 compared to income of $283.1 million in 2012. In 2013, we recorded interest expense on borrowings of $11.1 million. In 2012, we recorded a gain of $281.6 million on the divestiture of substantially all of our T-Chek business.
Provision for income taxes. Our effective income tax rate was 38.2 percent for 2013 and 38.0 percent for 2012. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net income. Net income decreased 30.0 percent to $415.9 million in 2013 from $593.8 million in 2012. Basic net income per share decreased 28.0 percent to $2.65. Diluted net income per share decreased 27.8 percent to $2.65.

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
Our truckload net revenues increased 2.1 percent to $1.06 billion in 2012 from $1.04 billion in 2011. Truckload volumes increased approximately ten percent in 2012. Truckload net revenue margin decreased in 2012 due to increased cost of capacity and an increase in fuel prices, partially offset by increased rates charged to our customers. Excluding the estimated impact of the change in fuel, on average, our truckload rates increased approximately one percent in 2012. Our truckload transportation costs increased approximately two percent, excluding the estimated impacts of the change in fuel.
During 2012, our LTL net revenues increased approximately 13 percent to $224.2 million from $198.7 million in 2011. The increase was driven primarily by an increase in shipment volumes and increased pricing to our customers, partially offset by increased cost of capacity. Our LTL volumes increased approximately 16 percent compared to 2011.
Our intermodal net revenue decrease of 5.8 percent to $38.8 million in 2012 from $41.2 million in 2011 was driven largely by increased cost of capacity.
Our ocean transportation net revenues increased 27.0 percent to $84.9 million in 2012 from $66.9 million in 2011. Our air transportation net revenues increased 12.9 percent to $44.4 million in 2012 from $39.4 million in 2011. Our customs net revenues increased 39.1 percent to $18.2 million in 2012 from $13.1 million in 2011. These increases were primarily due to our acquisition of Phoenix on November 1, 2012.
Other logistics services net revenues, which include transportation management services, warehousing, and small parcel, increased 22.8 percent to $57.4 million in 2012 from $46.8 million in 2011. This increase was primarily due to transaction increases in our transportation management services.
Sourcing net revenues increased 6.2 percent to $136.4 million in 2012 from $128.4 million in 2011. This increase was primarily due to increased volumes and a slight increase in net revenue per case. Our net revenue margin remained at 8.4 percent in 2012 compared to 2011.
Historically, Payment Services was comprised primarily of revenue related to our former subsidiary, T-Chek. Payment Services net revenues decreased 12.1 percent to $53.0 million in 2012 from $60.3 million in 2011. The decrease was due to the T-Chek divestiture on October 16, 2012. We recorded a gain of $281.6 million related to this divestiture in 2012. We continue to generate Payment Services revenues from the cash advance options we offer our contracted carriers.
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

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. In 2012, we entered into a senior unsecured revolving credit facility to partially fund the acquisition of Phoenix. In 2013, we entered into a Note Purchase Agreement to fund the accelerated share repurchase agreements to repurchase $500.0 million worth of our common stock. We also expect to use the revolving credit facility, and potentially other indebtedness incurred in the future, to assist us in continuing to fund working capital, capital expenditures, dividends, and share repurchases. Cash and cash equivalents totaled $162.0 million and $210.0 million as of December 31, 2013 and 2012. Cash and cash equivalents held outside the United States totaled $80.2 million and $103.3 million as of December 31, 2013 and 2012. Working capital at December 31, 2013 and 2012 was $394.5 million and $440.1 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $347.8 million, $460.3 million, and $429.7 million of cash flow from operations in 2013, 2012, and 2011. During 2013, our cash flow from operations decreased 24.5 percent compared to a 30.0 percent decrease in net income. During the first quarter of 2013, we used $111.8 million to fund the payment of income taxes, primarily related to the gain recognized on the divestiture of T-Chek.
Cash used for investing activities. We used $28.9 million of cash in 2013, $359.1 million of cash in 2012, and $38.3 million of cash in 2011 for investing activities. Our investing activities consist primarily of capital expenditures and cash paid for acquisitions. In 2012, cash received for the divestiture of T-Chek, net of the cash we sold, was $274.8 million.
We used $48.2 million, $50.7 million, and $52.8 million of cash for capital expenditures in 2013, 2012, and 2011. We spent $35.9 million, $42.0 million, and $39.8 million in 2013, 2012, and 2011 primarily for annual investments in information technology equipment to support our operating systems, including the purchase and development of software. These information technology investments are intended to improve efficiencies and help grow the business. Additionally, we built a new office building on our corporate campus in Eden Prairie, Minnesota. This building was completed in the first quarter of 2014 and it replaced space we previously leased in Eden Prairie. This building cost approximately $18.5 million. We have spent $14.0 million on the building through December 31, 2013. We expect to fund the balance of costs to complete the building in the first quarter of 2014.

In 2012, we purchased 500 intermodal containers for $5.2 million and funded the balance of the 2011 container purchases. In 2011, we also purchased a new corporate aircraft for $7.3 million and 500 intermodal containers for $4.8 million.
We anticipate capital expenditures in 2014 to be approximately $40 million to $50 million.
During the second quarter of 2013, we received $19.1 million in cash from the settlement of post-closing and working capital adjustments, in accordance with the Phoenix purchase agreement. We used cash of $583.6 million for acquisitions in 2012. On October 1, 2012, we acquired Apreo for $22.8 million, net of cash acquired. On November 1, 2012, we paid $560.8 million in cash for Phoenix, net of cash acquired.
In 2011, we sold our remaining available-for-sale securities, which generated $9.3 million of cash from investing activities.
Cash used for financing activities. We used $364.9 million, $264.3 million, and $415.1 million, of cash flow for financing activities in 2013, 2012, and 2011.
In 2013 and 2012, we had net short-term borrowings of $121.4 million and $248.4 million, respectively. On October 29, 2012, we entered into a senior unsecured revolving credit facility for up to $500 million with a $500 million accordion feature, of which $375.0 million was outstanding as of December 31, 2013. The purpose of this facility was to partially fund the acquisition of Phoenix and will assist us in continuing to fund working capital, capital expenditures, dividends, and share repurchases. Advances under the facility carry an interest rate based on our total funded debt to total capitalization, as measured at the end of each quarter, and are based on a spread over LIBOR for outstanding balances. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. We were in compliance with all of the credit facility's debt covenants as of December 31, 2013.
In 2013, we had long-term borrowings of $500.0 million. On August 23, 2013, we entered into a Note Purchase Agreement for $500.0 million, of which the entire balance was outstanding as of December 31, 2013. The primary purpose of this agreement was to fund the ASR Agreements that were entered into on August 24, 2013. We were in compliance with all the covenants in the Notes as of December 31, 2013.
We used $220.3 million, $275.4 million, and $194.7 million, to pay cash dividends in 2013, 2012, and 2011. The decrease in 2013 was due to a fifth quarterly dividend paid in 2012 and a lower number of shares outstanding in 2013, partially offset by an increase in the dividend rate in 2013 to $0.35 per share from $0.33 per share in 2012. The increase in 2012 compared to 2011 was due primarily to a fifth quarterly dividend paid at $0.35 per share. In December 2012, the Board of Directors modified the dividend payment date to be the last day of the quarter in which it is declared. This is a change from the previous policy which was to pay the cash dividend on the first day of the following quarter from which the cash dividend was declared. We expect to continue to pay quarterly cash dividends on the last day of the quarter for which they were declared by the Board of Directors. Additionally, the rate for our first four quarterly dividends increased to $0.33 per share in 2012 from $0.29 per share in 2011.
We also used $757.3 million, $245.1 million, and $240.9 million, on share repurchases in 2013, 2012, and 2011. The increase in 2013 was due to the $500.0 million of shares repurchased as part of the ASR Agreements entered into during the third quarter of 2013. We received 6.1 million shares of Common Stock with a fair value of $350.0 million during the third quarter of 2013, which represented approximately 70 percent of the total shares expected to be repurchased under the agreements. In December 2013, one of the banks terminated their ASR Agreement and delivered 1.2 million shares. In February 2014, the remaining ASR agreement was terminated. Approximately 1.2 million shares were delivered as final settlement of the remaining agreement. In August 2013, the Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. As of December 31, 2013, there were 14,069,925 shares remaining for future repurchases. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations, the amount available under our credit facility, and credit available in the market, will be sufficient to satisfy our anticipated needs for working capital, capital expenditures, and cash dividends in future periods. We also believe we could obtain funds under lines of credit or other forms of indebtedness on short notice, if needed.

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

Additionally, in our Sourcing business, we take loss of inventory risk during shipment and have general inventory risk. Certain transactions in customs brokerage, transportation management, and sourcing are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.
Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $39.3 million as of December 31, 2013, increased compared to the allowance of $34.6 million as of December 31, 2012. This increase was primarily due to growth in our accounts receivable balance. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
Goodwill. We manage and report our operations as one operating segment. Our branches represent a series of components that are aggregated for the purpose of evaluating goodwill for impairment on an enterprise-wide basis. The fair value of the enterprise-wide reporting unit substantially exceeds the book value; therefore we have determined that there is no goodwill impairment as of December 31, 2013.
Stock-based compensation. The fair value of each share-based payment award is established on the date of grant. For grants of restricted shares and restricted units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 18 percent to 22 percent and are calculated using the Black-Scholes option pricing model. Changes in the measured stock price volatility and interest rates are the primary reason for changes in the discount. For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of the awards. The determination of the fair value is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL CONTINGENCIES
The following table aggregates all contractual commitments and commercial obligations, due by period, that affect our financial condition and liquidity position as of December 31, 2013 (dollars in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Borrowings under credit agreements	$375,000	$—	$—	$—	$—	$—	$375,000
Long-term notes payable(1)	21,388	21,388	21,388	21,388	21,388	719,388	826,328
Operating Leases(2)	43,966	37,510	29,466	22,935	15,619	17,540	167,036
Purchase Obligations(3)	83,004	11,569	2,419	—	—	—	96,992
Total	$523,358	$70,467	$53,273	$44,323	$37,007	$736,928	$1,465,356
_______________________

(1)	Amounts payable relate to the semi-annual interest due on the long-term notes and the principal amount at maturity.

(2)	We have certain facilities and equipment under operating leases.

(3)
Purchase obligations include agreements for services that are enforceable and legally binding and that specify all significant terms. As of December 31, 2013, such obligations include ocean and air freight capacity, telecommunications services, and maintenance contracts.

We have no capital lease obligations. Long-term liabilities consist of noncurrent income taxes payable, long-term notes payable, and the obligation under our non-qualified deferred compensation plan. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2013, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $21.5 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 5 to the consolidated financial statements for a discussion on income taxes. The obligation under our non-qualified deferred compensation plan has also been excluded from the above table as the timing of cash payment is uncertain. As of December 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had $162.0 million of cash and investments on December 31, 2013, consisting entirely of cash and cash equivalents. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are money market securities from treasury and tax exempt money issuers. Because of the credit risk criteria of our investment policies and practices, the primary market risks associated with these investments are interest rate and liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $500 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or "prime" plus the applicable add-on percentage as defined. At December 31, 2013, there was $375.0 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement with various institutional investors with fixed rates consisting of: (i) $175,000,000 of the Company’s 3.97 percent Senior Notes, Series A, due August 27, 2023, (ii) $150,000,000 of the Company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (iii) $175,000,000 of the Company’s 4.60 percent Senior Notes, Series C, due August 27, 2033. At December 31, 2013, there was $500.0 million outstanding on the notes.
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
Eden Prairie, MN
We have audited the accompanying consolidated balance sheets of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of C.H. Robinson Worldwide, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Minneapolis, Minnesota
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
C.H. Robinson Worldwide, Inc.
Eden Prairie, MN

We have audited the internal control over financial reporting of C.H. Robinson Worldwide, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2013 of the Company and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.
Minneapolis, Minnesota
March 3, 2014

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$162,047	$210,019
Receivables, net of allowance for doubtful accounts of $39,292 and $34,560	1,449,581	1,412,136
Deferred tax asset	8,286	11,780
Prepaid expenses and other	44,571	38,355
Total current assets	1,664,485	1,672,290
Property and equipment	300,795	265,007
Accumulated depreciation and amortization	(140,092)	(115,156)
Net property and equipment	160,703	149,851
Goodwill	829,073	822,215
Other intangible assets, net of accumulated amortization of $33,325 and $14,108	117,467	137,411
Other assets	31,090	22,458
Total assets	$2,802,818	$2,804,225
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$685,890	$639,460
Outstanding checks	69,117	68,016
Accrued expenses–
Compensation and profit-sharing contribution	85,247	103,343
Income taxes	11,681	121,581
Other accrued liabilities	43,046	46,171
Current portion of debt	375,000	253,646
Total current liabilities	1,269,981	1,232,217

Long-term debt	500,000	—
Noncurrent income taxes payable	21,584	20,590
Deferred tax liabilities	70,618	45,113
Other long term liabilities	911	1,933
Total liabilities	1,863,094	1,299,853

Commitments and contingencies
Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 179,030 and 178,695 shares issued, 150,197 and 161,327 outstanding	15,020	16,133
Additional paid-in capital	217,894	303,479
Retained earnings	2,413,833	2,218,229
Accumulated other comprehensive loss	(10,620)	(9,345)
Treasury stock at cost (28,833 and 17,368 shares)	(1,696,403)	(1,024,124)
Total stockholders’ investment	939,724	1,504,372
Total liabilities and stockholders’ investment	$2,802,818	$2,804,225
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended December 31,
(In thousands, except per share data)	2013	2012	2011
Revenues:
Transportation	$11,069,710	$9,685,415	$8,740,524
Sourcing	1,669,134	1,620,183	1,535,528
Payment Services	13,232	53,515	60,294
Total revenues	12,752,076	11,359,113	10,336,346
Costs and expenses:
Purchased transportation and related services	9,371,315	8,157,278	7,296,608
Purchased products sourced for resale	1,542,184	1,483,745	1,407,080
Purchased payment services	2,482	519	—
Personnel expenses	826,661	766,006	696,233
Other selling, general, and administrative expenses	326,784	276,245	243,695
Total costs and expenses	12,069,426	10,683,793	9,643,616
Income from operations	682,650	675,320	692,730
Investment and other (expense) income	(9,289)	283,142	1,974
Income before provision for income taxes	673,361	958,462	694,704
Provision for income taxes	257,457	364,658	263,092
Net income	415,904	593,804	431,612
Other comprehensive loss	(1,275)	(230)	(2,690)
Comprehensive income	$414,629	$593,574	$428,922

Basic net income per share	$2.65	$3.68	$2.63
Diluted net income per share	$2.65	$3.67	$2.62

Basic weighted average shares outstanding	156,915	161,557	164,114
Dilutive effect of outstanding stock awards	165	389	627
Diluted weighted average shares outstanding	157,080	161,946	164,741
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

(In thousands, except per share data)	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2010	166,048	$16,605	$178,087	$1,613,912	$(6,425)	$(598,111)	$1,204,068
Net income				431,612			431,612
Foreign currency translation adjustment					(2,690)		(2,690)
Dividends declared, $1.20 per share				(200,492)			(200,492)
Stock issued for employee benefit plans	673	67	(24,717)			34,246	9,596
Issuance of restricted stock	244	24	(24)				—
Stock-based compensation expense	16	2	37,193			865	38,060
Excess tax benefit on deferred compensation and employee stock plans			15,255				15,255
Repurchase of common stock	(3,540)	(354)				(246,581)	(246,935)
Balance December 31, 2011	163,441	16,344	205,794	1,845,032	(9,115)	(809,581)	1,248,474
Net income				593,804			593,804
Foreign currency translation adjustment					(230)		(230)
Dividends declared, $1.34 per share				(220,607)			(220,607)
Stock issued for acquisition	1,108	111	60,041				60,152
Stock issued for employee benefit plans	712	71	(32,435)			40,450	8,086
Issuance of restricted stock	276	28	(28)				—
Stock-based compensation expense	28	3	57,813			1,647	59,463
Excess tax benefit on deferred compensation and employee stock plans			12,294				12,294
Repurchase of common stock	(4,238)	(424)				(256,640)	(257,064)
Balance December 31, 2012	161,327	16,133	303,479	2,218,229	(9,345)	(1,024,124)	1,504,372
Net income				415,904			415,904
Foreign currency translation adjustment					(1,275)		(1,275)
Dividends declared, $1.40 per share				(220,300)			(220,300)
Stock issued for employee benefit plans	263	26	(45,106)			10,102	(34,978)
Issuance of restricted stock	335	34	(34)				—
Stock-based compensation expense	30	3	7,346			1,747	9,096
Excess tax benefit on deferred compensation and employee stock plans			27,209				27,209
Repurchase of common stock	(11,758)	(1,176)	(75,000)			(684,128)	(760,304)
Balance December 31, 2013	150,197	$15,020	$217,894	$2,413,833	$(10,620)	$(1,696,403)	$939,724
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(In thousands)	2013	2012	2011
OPERATING ACTIVITIES
Net income	$415,904	$593,804	$431,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,882	38,090	32,498
Provision for doubtful accounts	15,587	10,459	9,052
Stock-based compensation	9,094	59,381	38,601
Gain on divestiture	—	(281,551)	—
Deferred income taxes	25,226	(14,442)	5,750
Loss on sale/disposal of assets	314	3,208	848
Other long-term liabilities	5	513	765
Changes in operating elements, net of effects of acquisitions:
Receivables	(87,316)	(88,107)	(162,688)
Prepaid expenses and other	(5,254)	5,260	(11,574)
Accounts payable and outstanding checks	47,488	61,732	68,039
Accrued compensation and profit-sharing contribution	(15,097)	(19,064)	20,008
Accrued income taxes	(105,857)	104,542	(6,688)
Other accrued liabilities	(9,199)	(13,483)	3,489
Net cash provided by operating activities	347,777	460,342	429,712
INVESTING ACTIVITIES
Purchases of property and equipment	(40,354)	(36,096)	(35,932)
Purchases and development of software	(7,852)	(14,560)	(16,874)
Cash received for divestiture, net of cash sold	—	274,802	—
Acquisitions, net of cash acquired	19,126	(583,631)	—
Sales/maturities of available-for-sale securities	—	—	9,311
Restricted cash	—	—	5,000
Other	221	419	182
Net cash used for investing activities	(28,859)	(359,066)	(38,313)
FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	15,166	18,868	18,936
Stock tendered for payment of withholding taxes	(50,144)	(10,782)	(9,340)
Payment of contingent purchase price	(927)	(12,661)	(4,318)
Repurchase of common stock	(757,305)	(245,067)	(240,934)
Cash dividends	(220,257)	(275,353)	(194,697)
Excess tax benefit on stock-based compensation	27,209	12,294	15,255
Proceeds from short-term borrowings	4,165,023	324,051	—
Payments on short-term borrowings	(4,043,669)	(75,688)	—
Proceeds from long-term borrowings	500,000	—	—
Net cash used for financing activities	(364,904)	(264,338)	(415,098)
Effect of exchange rates on cash	(1,986)	(588)	(1,239)
Net change in cash and cash equivalents	(47,972)	(163,650)	(24,938)
Cash and cash equivalents, beginning of year	210,019	373,669	398,607
Cash and cash equivalents, end of year	$162,047	$210,019	$373,669

Stock issued for acquisition	$—	$60,152	$—
Cash paid for income taxes	$313,799	$257,580	$256,437
Cash paid for interest	$3,875	$518	$1,274
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
REVENUE RECOGNITION. Total revenues consist of the total dollar value of goods and services purchased from us by customers. Our net revenues are our total revenues less purchased transportation and related services, including contracted motor carrier, rail, ocean, air, and other costs, and the purchase price and services related to the products we source. We act principally as the service provider for these transactions and recognize revenue as these services are rendered or goods are delivered. At that time, our obligations to the transactions are completed and collection of receivables is reasonably assured. Most transactions in our Transportation and Sourcing businesses are recorded at the gross amount we charge our customers for the service we provide and goods we sell. In these transactions, we are the primary obligor, we have credit risk, we have discretion to select the supplier, and we have latitude in pricing decisions. Additionally, in our Sourcing business, we take loss of inventory risk during shipment and have general inventory risk. Certain transactions in customs brokerage, transportation management services, and sourcing are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.
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
These services are performed throughout our branch offices, as an integrated offering for which our customers are typically provided a single invoice. Our branches work together to complete transactions and collectively meet the needs of our customers. For large multi-location customers, we often coordinate our efforts in one branch and rely on multiple branch locations to deliver specific geographic or modal needs. As an example, approximately 46 percent of our truckload transactions are shared transactions between branches. In addition, our methodology of providing services is very similar across all branches. The majority of our global network operates on a common technology platform that is used to match customer needs with supplier capabilities, to collaborate with other branch locations, and to utilize centralized support resources to complete all facets of the transaction. Accordingly, our chief operating decision maker analyzes our business as a single segment, relying on net revenues and operating income across our network of branch offices as the primary performance measures.

The following table presents our total revenues (based on location of the customer) and long-lived assets (including intangible and other assets) by geographic regions (in thousands):

	For the year ended December 31,
	2013	2012	2011
Total revenues
United States	$11,140,163	$10,183,596	$9,488,165
Other locations	1,611,913	1,175,517	848,181
Total revenues	$12,752,076	$11,359,113	$10,336,346

	December 31,
	2013	2012	2011
Long-lived assets
United States	$284,693	$281,729	$156,471
Other locations	24,567	27,991	10,337
Total long-lived assets	$309,260	$309,720	$166,808

CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist of bank deposits.
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
We recognized the following depreciation expense (in thousands):

2013	$27,757
2012	24,254
2011	23,410
A summary of our property and equipment as of December 31 is as follows (in thousands):

	2013	2012
Furniture, fixtures, and equipment	$168,354	$145,746
Buildings	64,639	64,452
Corporate aircraft	11,334	11,334
Leasehold improvements	24,489	22,663
Land	15,008	15,004
Construction in progress	16,971	5,808
Less accumulated depreciation	(140,092)	(115,156)
Net property and equipment	$160,703	$149,851

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
OTHER ASSETS. Other assets include such items as purchased and internally developed software, and the investments related to our nonqualified deferred compensation plan. We amortize software using the straight-line method over 3 years. We recognized the following amortization expense of purchased and internally developed software (in thousands):

2013	$8,759
2012	7,528
2011	5,180
A summary of our purchased and internally developed software as of December 31 is as follows (in thousands):

	2013	2012
Purchased software	$20,433	$15,524
Internally developed software	24,358	20,029
Less accumulated amortization	(29,802)	(20,744)
Net software	$14,989	$14,809
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
The financial statement benefits of an uncertain income tax position are recognized when more likely than not, based on the technical merits, the position will be sustained upon examination. Unrecognized tax benefits are more likely than not owed to a taxing authority and the amount of the contingency can be reasonably estimated. Uncertain income tax positions are included in “Noncurrent income taxes payable” in the consolidated balance sheets.
Provisions are made for U.S. taxes on undistributed earnings of foreign subsidiaries and related companies.
COMPREHENSIVE INCOME. Comprehensive income includes any changes in the equity of an enterprise from transactions and other events and circumstances from non-owner sources. Our only component of other comprehensive income is foreign currency translation adjustment. It is presented on our consolidated statements of operations and comprehensive income.
STOCK-BASED COMPENSATION. The fair value of each share-based payment award is established on the date of grant. For grants of performance shares and restricted stock units, the fair value is established based on the market price on the date of the grant,discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 18 percent to 22 percent and are calculated using the Black-Scholes option pricing model. Changes in measured stock volatility and interest rates are the primary reason for changes in the discount.
For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends.

NOTE 2: GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

	2013	2012
Balance, beginning of year	$822,215	$359,688
Acquisitions	5,331	462,232
Translation	1,527	295
Balance, end of year	$829,073	$822,215
The additions to goodwill are related to our acquisitions discussed in more detail in Note 8. We complete an impairment test on goodwill annually. This impairment test did not result in any impairment losses. There is no aggregate goodwill impairment for any of the periods presented.
A summary of our other intangible assets, with finite lives, which include primarily customer relationships and non-competition agreements, as of December 31 is as follows (in thousands):

	2013	2012
Gross	$148,917	$149,644
Accumulated amortization	(33,325)	(14,108)
Net	$115,592	$135,536
Other intangible assets, with indefinite lives, are as follows (in thousands):

	2013	2012
Trademarks	$1,875	$1,875
Amortization expense for other intangible assets was (in thousands):

2013	$20,128
2012	6,308
2011	3,908
Intangible assets at December 31, 2013 will be amortized over the next seven years, and that expense is as follows (in thousands):

2014	$18,719
2015	16,939
2016	16,922
2017	16,890
2018	16,225
Thereafter	29,897
Total	$115,592

NOTE 3: FAIR VALUE MEASUREMENT
Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1-Quoted market prices in active markets for identical assets or liabilities.

•	Level 2-Observable market-based inputs or unobservable inputs that are corroborated by market data.

•	Level 3-Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.
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

	Level 1	Level 2	Level 3	Total Fair Value
Contingent purchase price related to acquisitions	$—	$—	$922	$922
Total liabilities at fair value	$—	$—	$922	$922
In measuring the fair value of the contingent payment liability, we used an income approach that considers the expected future earnings of the acquired businesses and the resulting contingent payments, discounted at a risk-adjusted rate.
The table below sets forth a reconciliation of our beginning and ending Level 3 financial liability balance (in thousands). We had no Level 3 liabilities as of December 31, 2013.

	2013	2012	2011
Balance, beginning of period	$922	$13,070	$16,623
Payments of contingent purchase price	(927)	(12,661)	(4,318)
Total unrealized losses included in earnings	5	513	765
Balance, end of period	$—	$922	$13,070

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
As of December 31, 2013 and 2012, we had 375.0 million and $253.0 million in borrowings outstanding under the Credit Agreement which is classified as a current liability on the consolidated balance sheet. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt, therefore, we consider these borrowings to be a Level 2 financial liability.
Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of 1.00 percent plus one-month LIBOR plus a specified margin). As of December 31, 2013, the variable rate equaled LIBOR plus 1.50 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The weighted average interest rate incurred on borrowings during 2013 was approximately 1.2 percent and at December 31, 2013 was approximately 1.7 percent. The weighted average interest rate incurred on borrowings during 2012 and at December 31, 2012 was approximately 1.2 percent.

The Credit Agreement contains various restrictions and covenants. Among other requirements, we may not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated Total Capitalization to be greater than 0.65 to 1.00. We were in compliance with the financial debt covenants as of December 31, 2013.
The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the administrative agent may declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if we become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency, or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable.
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”) named therein (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, the Purchasers purchased, on August 27, 2013, (i) $175,000,000 aggregate principal amount of the Company’s 3.97 percent Senior Notes, Series A, due August 27, 2023 (the “Series A Notes”), (ii) $150,000,000 aggregate principal amount of the Company’s 4.26 percent Senior Notes, Series B, due August 27, 2028 (the “Series B Notes”) and (iii) $175,000,000 aggregate principal amount of the Company’s 4.60 percent Senior Notes, Series C, due August 27, 2033 (the “Series C Notes” and, together with the Series A Notes and the Series B Notes, the “Notes”). Interest on the fixed-rate notes is payable semi-annually in arrears. We applied the proceeds of the sale of the Notes for share repurchases. See Note 9.
The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding the company and its subsidiaries and various covenants, including covenants that require us to maintain specified financial ratios. The Note Purchase Agreement includes the following financial covenants: we will not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated Total Capitalization to be greater than 0.65 to 1.00; we will not permit the interest coverage ratio, as of the end of each of our fiscal quarters and for the twelve-month period ending, of (i) Consolidated EBIT (earnings before income taxes) to (ii) Consolidated Interest Expense to be less than 2.00 to 1.00; we will not permit, as of the end of each of our fiscal quarters, Consolidated Priority Debt to exceed 15% of Consolidated Total Assets. We were in compliance with all of the financial debt covenants as of December 31, 2013.
The Note Purchase Agreement provides for customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the Notes, covenant defaults, cross-defaults to other agreements evidencing indebtedness of the company or its subsidiaries, certain judgments against the Company or its subsidiaries, and events of bankruptcy involving the company or its material subsidiaries. The occurrence of an event of default would permit certain Purchasers to declare certain Notes then outstanding to be immediately due and payable.
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
The Notes were issued by the company to such initial purchasers in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended. The Notes will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
The fair value of long-term debt approximated carrying value of $500.0 million at December 31, 2013, based on observable market-based inputs. If our long-term debt was recorded at fair value, it would be classified as Level 2.

NOTE 5: INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2007.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2013	2012	2011
Unrecognized tax benefits, beginning of period	$16,788	$7,668	$7,595
Additions based on tax positions related to the current year	1,572	4,172	1,476
Additions for tax positions of prior years	1,105	6,911	290
Reductions for tax positions of prior years	(1,464)	(1,061)	(1,005)
Lapse in statute of limitations	(238)	(286)	(688)
Settlements	(866)	(616)	—
Unrecognized tax benefits, end of the period	$16,897	$16,788	$7,668
As of December 31, 2013, we had $21.5 million of unrecognized tax benefits and related interest and penalties, all of which would affect our effective tax rate if recognized. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease in the next twelve months.
Income tax expense considers amounts which may be needed to cover exposures for open tax years. We do not expect any material impact related to open tax years; however, actual settlements may differ from amounts accrued.
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. During the years ended December 31, 2013, 2012, and 2011, we recognized approximately $1.2 million, and $0.8 million, and $0.8 million in interest and penalties. We had approximately $4.6 million and $3.8 million for the payment of interest and penalties accrued within noncurrent taxes payable as of December 31, 2013 and 2012. These amounts are not included in the reconciliation above.
The components of the provision for income taxes consist of the following for the years ended December 31 (in thousands):

	2013	2012	2011
Tax provision:
Federal	$180,351	$326,708	$219,124
State	26,351	38,931	28,260
Foreign	25,529	13,461	9,958
	232,231	379,100	257,342
Deferred provision (benefit):
Federal	24,877	(11,674)	4,781
State	3,623	(1,334)	546
Foreign	(3,274)	(1,434)	423
	25,226	(14,442)	5,750
Total provision	$257,457	$364,658	$263,092
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate for the years ended December 31 is as follows:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9	2.7	2.7
Other	0.3	0.3	0.2
	38.2%	38.0%	37.9%

Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):

	2013	2012
Deferred tax assets:
Compensation	$71,751	$96,660
Receivables	11,780	11,836
Other	8,541	9,443
Deferred tax liabilities:
Intangible assets	(113,518)	(109,334)
Prepaid assets	(9,948)	(7,825)
Long-lived assets	(20,310)	(21,171)
Undistributed earnings of foreign subsidiaries	(10,600)	(12,857)
Other	(28)	(85)
Net deferred tax (liabilities) assets	$(62,332)	$(33,333)
We have foreign net operating loss carryforwards with a tax effect of $7.8 million. A full valuation allowance has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefit in future periods.

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
For each share of Common Stock held, stockholders are entitled to one vote on each matter to be voted on by the stockholders, including the election of directors. Holders of Common Stock are not entitled to cumulative voting. The stockholders do not have preemptive rights. All outstanding shares of Common Stock are fully paid and nonassessable.
STOCK AWARD PLANS. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	2013	2012	2011
Stock options	$5	$3,585	$61
Stock awards	6,808	53,481	36,390
Company expense on ESPP discount	2,281	2,315	2,150
Total stock-based compensation expense	$9,094	$59,381	$38,601
On May 9, 2013, our shareholders approved our 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 3,400,000 shares plus the shares remaining available for future grants under the 1997 Plan as of May 9, 2013, can be granted under this plan. Approximately 4,838,000 shares were available for stock awards as of December 31, 2013. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash, generally become available again for issuance under the plan.
We have awarded performance-based stock options to certain key employees. These options are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. Any options remaining unvested at the end of the five year vesting period are forfeited to the company. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options) on the grants made after 2003.
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of December 31, 2013, unrecognized compensation expense related to stock options was $43.0 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
The following schedule summarizes stock option activity in the plan. All outstanding unvested options as of December 31, 2013, relate to the performance-based grants from 2011 through 2013.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Average Remaining Life (years)
Outstanding at December 31, 2012	2,295,097	$61.72
Grants	1,443,016	58.24
Exercised	(218,222)	30.45
Terminated	(22,347)	66.01
Outstanding at December 31, 2013	3,497,544	$62.21	$—	9.08
Vested at December 31, 2013	218,932	$68.81	$—	7.94
Exercisable at December 31, 2013	218,932	$68.81	$—	7.94
Additional potential dilutive stock options totaling 218,932 for 2013 and 127,323 for 2012 have been excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).
Information on the intrinsic value of options exercised is as follows (in thousands):

2013	$7,640
2012	15,516
2011	20,097
The following table summarizes performance-based options by year of grant:

Year of grant	First vesting date	Last vesting date	Options granted, net of forfeitures	Weighted average grant date fair value	Unvested options
2011	December 31, 2012	December 31, 2016	912,217	$15.72	693,285
2012	December 31, 2013	December 31, 2017	1,155,285	13.15	1,155,285
2013	December 31, 2014	December 31, 2018	1,430,042	11.83	1,430,042
			3,497,544	$13.28	3,278,612
Determining Fair Value
We estimated the fair value of stock options granted using the Black-Scholes option pricing model. We estimate the fair value of restricted shares and units using the Black-Scholes option pricing model-protective put method. A description of significant assumptions used to estimate the expected volatility, risk-free interest rate, and expected terms is as follows:
Expected Volatility-Expected volatility was determined based on implied volatility of our traded options and historical volatility of our stock price.
Risk-Free Interest Rate-The risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues at the date of grant with a term equal to the expected term.

Expected Term-Expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience and anticipated future exercise patterns, giving consideration to the contractual terms of unexercised stock-based awards.
The fair value per option was estimated using the Black-Scholes option pricing model with the following assumptions:

	2013 Grants	2012 Grants	2011 Grants
Risk-free interest rate	.18-1.94%	.18-.89%	.12-1.22%
Dividend per share (quarterly amounts)	$0.35	$0.33-0.35	$0.29-0.33
Expected volatility factor	25.0-27.5%	26.0-27.5%	27.5-29.93%
Expected option term	.01-6.3 years	.01-6 years	.01-6 years
Weighted average fair value per option	$11.73	$13.61	$15.58
FULL VALUE AWARDS. We have awarded performance shares and restricted stock units to certain key employees and non-employee directors. These awards are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. The awards also contain restrictions on the awardees’ ability to sell or transfer vested awards for a specified period of time. The fair value of these awards is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 18 percent to 22 percent and are calculated using the Black-Scholes option pricing model-protective put method. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.
The following table summarizes our unvested performance shares and restricted stock unit grants as of December 31, 2013:

	Number of Performance Shares and Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	2,568,588	$48.26
Granted	398,086	46.49
Vested	—	—
Forfeitures	(938,005)	40.40
Unvested at December 31, 2013	2,028,669	$51.55
The following table summarizes performance shares and restricted stock units by year of grant:

Year of grant	First vesting date	Last vesting date	Performance shares and stock units granted, net of forfeitures	Weighted average grant date fair value (1)	Unvested performance shares and restricted stock units
2009	December 31, 2010	December 31, 2014	863,744	$44.06	397,322
2010	December 31, 2011	December 31, 2015	713,298	63.28	420,845
2011	December 31, 2012	December 31, 2016	626,459	53.73	476,109
2012	December 31, 2013	December 31, 2017	336,307	48.65	336,307
2013	December 31, 2014	December 31, 2018	398,086	46.49	398,086
			2,937,894	$51.64	2,028,669
________________________

(1)	Amount shown is the weighted average grant date fair value of performance shares and restricted stock units granted, net of forfeitures.

We have also awarded restricted shares and restricted stock units to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed over the vesting period of the award. The following table summarizes these unvested restricted share and restrictedstock unit grants as of December 31, 2013:

	Number of Restricted Shares and Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	527,939	$44.26
Granted	457,917	46.51
Vested	(111,183)	41.72
Forfeitures	(23,188)	48.56
Unvested at December 31, 2013	851,485	$45.68
We have also issued to certain key employees and non-employee directors restricted stock units which are fully vested upon issuance. These units contain restrictions on the awardees’ ability to sell or transfer vested units for a specified period of time. The fair value of these units is established using the same method discussed above. These grants have been expensed during the year they were earned.
A summary of the fair value of full value awards vested (in thousands):

2013	$6,808
2012	53,562
2011	35,663
As of December 31, 2013, there is unrecognized compensation expense of $177.3 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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

	Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
2013	259,730	$12,928	$2,281
2012	248,405	13,116	2,315
2011	196,332	12,183	2,150
SHARE REPURCHASE PROGRAMS. During 2009 and 2012, our Board of Directors authorized stock repurchase programs that allow management to repurchase 10,000,000 shares under each authorization. The activity under those programs for each of the periods reported is as follows (dollar amounts in thousands):

	Shares repurchased	Total value of shares repurchased
2009 Program
2010 Purchases	1,394,831	$90,500
2011 Purchases	3,540,171	246,935
2012 Purchases	4,237,555	257,064
2013 Purchases	827,443	48,048

	Shares repurchased	Total value of shares repurchased
2012 Program
2013 Purchases	10,000,000	$579,853

As of December 31, 2013, there were no shares remaining for repurchase under the 2009 or 2012 authorization. During 2013, our Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. The activity under this authorization is as follows (dollar amounts in thousands):

	Shares repurchased	Total value of shares repurchased
2013 Program
2013 Purchases	930,075	$57,689
As of December 31, 2013, there were 14,069,925 shares remaining for repurchase under the 2013 authorization.

NOTE 7: COMMITMENTS AND CONTINGENCIES
EMPLOYEE BENEFIT PLANS. We offer a defined contribution plan, which qualifies under section 401(k) of the Internal Revenue Code and covers all eligible U.S. employees. Annual profit-sharing contributions are determined by us, in accordance with the provisions of the plan. We can also elect to make matching contributions to the plan. Defined contribution plan expense, including matching contributions, was approximately (in thousands):

2013	$19,907
2012	24,769
2011	30,550
We have committed to a defined contribution match of four percent of eligible compensation in 2014.
NONQUALIFIED DEFERRED COMPENSATION PLAN. The Robinson Companies Nonqualified Deferred Compensation Plan provided certain employees the opportunity to defer a specified percentage or dollar amount of their cash and stock compensation. Participants could elect to defer up to 100 percent of their cash compensation. The accumulated benefit obligation was $0.9 million as of both December 31, 2013 and 2012. We have purchased investments to fund the future liability. The investments had an aggregate market value of $0.9 million as of both December 31, 2013 and 2012 and are included in other assets in the consolidated balance sheets. In addition, all restricted shares vested but not yet delivered, as well as a deferred share award granted to our CEO and vesting ratably over 15 years, are held within this plan.
LEASE COMMITMENTS. We lease certain facilities and equipment under operating leases. Information regarding our lease expense is as follows (in thousands):

2013	$54,753
2012	41,689
2011	40,375
Minimum future lease commitments under noncancelable lease agreements in excess of one year as of December 31, 2013, are as follows (in thousands):

2014	$43,966
2015	37,510
2016	29,466
2017	22,935
2018	15,619
Thereafter	17,540
Total	$167,036
In addition to minimum lease payments, we are typically responsible under our lease agreements to pay our pro rata share of maintenance expenses, common charges, and real estate taxes of the buildings we lease space in.

LITIGATION. We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including fifteen contingent auto liability cases as of December 31, 2013. For such legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

NOTE 8: ACQUISITIONS AND DIVESTITURES
On November 1, 2012, we acquired all of the outstanding stock of Phoenix International Freight Services, Ltd. (“Phoenix”) for the purpose of expanding our current market presence and service offerings in international freight forwarding. Total purchase consideration was $677.3 million, net of post-closing cash and working capital adjustments, in accordance with the purchase agreement. The acquisition price was financed with $60.2 million in newly-issued common stock (representing 1.1 million shares), borrowings under the revolving credit facility of approximately $173.0 million discussed in Note 4, and the remainder with cash onhand. The following is a summary of the allocation of purchase consideration to the estimated fair value of net assets for the acquisition of Phoenix (in thousands):

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

The measurement period adjustments during the year ended December 31, 2013, to the previously recorded opening balances relate primarily to changes in the allocation of purchase consideration to certain accounts, based on resolution of certain working capital adjustments with the selling shareholders. The adjustments during 2013 resulted in a $1.5 million increase in receivables, a $5.3 million increase in goodwill, a $1.7 million decrease in current deferred taxes, a $2.1 million decrease in non-current deferred assets, a $3.0 million decrease in taxes payable, and a $10.6 million increase in other assets. The other asset recorded is an indemnification asset that approximates the estimated contingencies related to uncertain tax positions. Any subsequent changes in the indemnification asset will be recorded in investment and other (expense) income in our consolidated statement of operations and comprehensive income. The offset to these adjustments was a reduction in the estimated receivable amount from the selling shareholders. The measurement period adjustments were recorded prospectively, as they are not considered material to the financial statements for the year ended December 31, 2013.
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
On an unaudited pro forma basis, assuming the T-Chek divestiture and the Phoenix acquisition had closed on January 1, 2011, the results of C.H. Robinson excluding T-Chek and including Phoenix would have resulted in the following (in thousands):

	Twelve Months Ended December 31, 2012
	C.H. Robinson As Reported	T-Chek Operations	Phoenix Operations	Combined Pro Forma

Total revenues	$11,359,113	$(41,623)	$692,836	$12,010,326
Income from operations	675,320	(20,578)	24,131	678,873
Net income	593,804	(12,804)	11,976	592,976

	Twelve Months Ended December 31, 2011
	C.H. Robinson As Reported	T-Chek Operations	Phoenix Operations	Combined Pro Forma

Total revenues	$10,336,346	$(49,260)	$803,358	$11,090,444
Income from operations	692,730	(24,569)	36,906	705,067
Net income	431,612	(15,299)	24,150	440,463

Phoenix pro forma financial information includes the following adjustments for the twelve months ended December 31 (in thousands):

	2012	2011

Eliminate personnel costs from purchased transportation and related services	$(24,422)	$(29,028)
Eliminate personnel costs from selling, general, and administrative services	(50,065)	(54,209)
Reclassify costs to personnel expenses	74,487	83,237
Contractual changes in compensation	(5,080)	(4,060)
Additional amortization expense on identifiable intangible assets	13,555	16,265
Rent expense for new lease agreements	280	329
Depreciation on acquired building	123	150
Incremental interest expense	(2,127)	(2,574)
Additional bonus paid by sellers	(1,400)	—
Third party advisory fees paid by sellers	(582)	—
Elimination of variable interest entities not acquired	215	220
Tax effect	(1,487)	(1,842)
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
On October 1, 2012, we acquired all of the outstanding stock of the operating subsidiaries of Apreo Logistics S.A. ("Apreo"), a leading freight forwarder based in Warsaw, Poland, for the purpose of expanding our current market presence and service offerings in Europe. The total purchase price of Apreo was approximately $26.5 million, which was paid in cash. We recorded $17.4 million of goodwill and other intangible assets related to this acquisition. The goodwill will not be deductible for tax purposes. The results of our operations for 2012 were not materially impacted by this acquisition.
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

NOTE 9: ACCELERATED SHARE REPURCHASE
On August 24, 2013, we entered into two letter agreements with unrelated third party financial institutions to repurchase an aggregate of $500.0 million of our outstanding common stock (the "ASR Agreements"). The total aggregate number of shares to be repurchased pursuant to these agreements is determined based on the volume-weighted average price of our common stock during the purchase period, less a fixed discount of 0.94%. Under the ASR Agreements, we paid $500.0 million to the financial institutions and received 6.1 million shares of common stock with a fair value of $350.0 million during the third quarter of 2013, which represented approximately 70 percent of the total shares expected to be repurchased under the agreements. One of the two financial institutions terminated their ASR Agreement and delivered 1.2 million shares on December 13, 2013. We recorded this transaction as an increase in treasury stock of $425.0 million, and recorded the remaining $75.0 million as a decrease to additional paid in capital on our consolidated balance sheet as of December 31, 2013. In accordance with the terms of the remaining ASR Agreement, we had the option to settle our delivery obligation, if any, in cash or shares and we may be required to settle in cash in very limited circumstances. We accounted for the variable component of shares to be delivered under the ASR Agreement as a forward contract indexed to our common stock which met all of the applicable criteria for equity classification, and therefore, was not accounted for as a derivative instrument, but instead was also accounted for as a component of equity. The remaining ASR Agreement continued to meet those requirements for equity classification as of December 31, 2013. Subsequent to December 31, 2013, in February 2014, the remaining ASR agreement was terminated. Approximately 1.2 million shares were delivered as final settlement of the remaining agreement. We will reclassify the $75.0 million recorded in additional paid in capital to treasury stock during the first quarter of 2014.
The delivery of 7.3 million shares of our common stock reduced our outstanding shares used to determine our weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the twelve months ended December 31, 2013. We have also evaluated the ASR Agreement for the potential dilutive effects of any shares remaining to be received upon settlement and determined that the additional shares would be anti-dilutive and therefore were not included in our EPS calculation for the three and twelve months ended December 31, 2013.

NOTE 10: CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in the Stockholders' investment on our consolidated balance sheet. The recorded balance, at December 31, 2013, and December 31, 2012, was $10.6 million and $9.3 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency translation adjustment at December 31, 2013 and 2012.
In February 2013, the Financial Accounting Standards Board issued guidance on the reporting of amounts reclassified out of accumulated other comprehensive income (loss). This guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. Entities may present this information either on the face of the statement where net income is presented or in the notes. This guidance was applied on January 1, 2013. The guidance required additional disclosures, however it did not impact our results of operations, financial position, or cash flows. During the year ended December 31, 2013, no amounts of accumulated other comprehensive loss were reclassified into net income.

NOTE 11: SUPPLEMENTARY DATA
Our unaudited results of operations for each of the quarters in the years ended December 31, 2013 and 2012 are summarized below (in thousands, except per share data).

2013	March 31	June 30	September 30	December 31
Total revenues:
Transportation	$2,603,182	$2,818,077	$2,880,901	$2,767,550
Sourcing	387,852	466,811	432,373	382,098
Payment Services	3,233	3,374	3,391	3,234
Total revenues	2,994,267	3,288,262	3,316,665	3,152,882
Costs and expenses:
Purchased transportation and related services	2,181,930	2,386,932	2,450,923	2,351,530
Purchased products sourced for resale	356,006	428,059	401,820	356,299
Purchased payment services	609	669	616	588
Personnel expenses	212,645	206,009	204,388	203,619
Other selling, general, and administrative expenses	74,371	84,117	82,563	85,733
Total costs and expenses	2,825,561	3,105,786	3,140,310	2,997,769
Income from operations	168,706	182,476	176,355	155,113
Net income	$103,343	$111,872	$107,737	$92,952
Basic net income per share	$0.64	$0.70	$0.69	$0.62
Diluted net income per share	$0.64	$0.70	$0.69	$0.62
Basic weighted average shares outstanding	160,637	159,818	156,924	150,856
Dilutive effect of outstanding stock awards	53	99	120	274
Diluted weighted average shares outstanding	160,690	159,917	157,044	151,130
Market price range of common stock:
High	$67.93	$61.91	$62.46	$61.94
Low	$55.81	$53.74	$55.26	$55.92

2012	March 31	June 30	September 30	December 31 (1)
Total revenues:
Transportation	$2,176,797	$2,476,805	$2,445,883	$2,585,930
Sourcing	359,730	462,597	418,377	379,479
Payment Services	15,587	16,312	16,149	5,467
Total revenues	2,552,114	2,955,714	2,880,409	2,970,876
Costs and expenses:
Purchased transportation and related services	1,809,581	2,107,799	2,063,109	2,176,789
Purchased products sourced for resale	327,787	422,392	384,630	348,936
Purchased payment services	—	—	—	519
Personnel expenses	183,438	177,184	179,342	226,042
Other selling, general, and administrative expenses	61,763	63,425	66,071	84,986
Total costs and expenses	2,382,569	2,770,800	2,693,152	2,837,272
Income from operations	169,545	184,914	187,257	133,604
Net income	$106,500	$114,582	$116,330	$256,392
Basic net income per share	$0.65	$0.71	$0.72	$1.59
Diluted net income per share	$0.65	$0.71	$0.72	$1.58
Basic weighted average shares outstanding	162,693	161,887	160,782	160,880
Dilutive effect of outstanding stock awards	330	313	221	919
Diluted weighted average shares outstanding	163,023	162,200	161,003	161,799
Market price range of common stock:
High	$71.76	$67.31	$61.97	$64.14
Low	$62.84	$55.35	$50.81	$57.16
_________________________

(1)
The Company's results for the fourth quarter of 2012 were effected by certain significant event-specific charges or credits related to our acquisitions and divestitures. See "Reported to Adjusted Statements of Operations Data" in Selected Financial Data in Item 6 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this report.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.
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
Information with respect to our Board of Directors contained under the heading “Proposal One: Election of Directors,” and information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, are incorporated in this Form 10-K by reference. Information with respect to our executive officers is provided in Part I, Item 1.
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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Equity Compensation Plans
The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	7,616,197	$62.21	4,837,808
Equity compensation plans not approved by security holders	—	—	—
Total	7,616,197	$62.21	4,837,808
______________________

(1)
Includes stock available for issuance under our Employee Stock Purchase Plan, as well as options, restricted stock granted and shares that may become subject to future awards under our 2013 Equity Incentive Plan. Specifically, 4,118,653 shares remain available under our Employee Stock purchase plan, and 3,497,544 options remain outstanding for future exercise. Under our 2013 Equity Incentive Plan, 4,837,808 shares may become subject to future awards in the form of stock option grants or the issuance of restricted stock.

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
(1) The Company’s 2013 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.
(2) Financial Statement Schedules-The following Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Report on Independent Registered Public Accounting Firm included in Part II, Item 8 of this Annual report on Form 10-K:
Schedule II                Valuation and Qualifying Accounts
Schedules other than the one listed above are omitted due to the absence of conditions under which they are required or because the information called for is included in Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.
(b) Index to Exhibits-See Exhibit Index on page 61 for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document. We will furnish a copy of any Exhibit at no cost to a security holder upon request.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
The transactions in the allowance for doubtful accounts for the years ended December 31 were as follows (in thousands):

	2013	2012	2011
Balance, beginning of year	$34,560	$31,328	$30,945
Provision	15,587	10,459	9,052
Write-offs	(10,855)	(7,227)	(8,669)
Balance, end of year	$39,292	$34,560	$31,328

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on March 3, 2014.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Vice President, General Counsel and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2014.

Signature	Title

/s/ JOHN P. WIEHOFF	Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer)
John P. Wiehoff

/s/ CHAD M. LINDBLOOM	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Chad M. Lindbloom

*	Director
Scott P. Anderson

*	Director
Robert Ezrilov

*	Director
Wayne M. Fortun

*	Director
Mary J. Steele Guilfoile

*	Director
Jodee Kozlak

*	Director
David W. MacLennan

*	Director
ReBecca Koenig Roloff

*	Director
Brian P. Short

*	Director
James B. Stake

*By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Attorney-in-Fact

INDEX TO EXHIBITS

Number	Description
2.1
Asset Purchase Agreement by and among C.H. Robinson Worldwide, Inc., T-Chek Systems, Inc., and Electronic Funds Source LLC, dated as of October 16, 2012 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on October 17, 2012)

2.2
Purchase Agreement dated as of September 24, 2012, among Phoenix International Freight Services, Ltd., the Selling Shareholders thereto, James William McInerney and Emil Sanchez, solely in their respective capacities as Selling Shareholder Representatives, and C.H. Robinson Worldwide, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on November 1, 2012)

3.1	Certificate of Incorporation of the Company (as amended on May 19, 2012 and incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed May 15, 2012)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on August 15, 1997, Registration No. 333-33731)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on October 9, 1997, Registration No. 333-33731)

4.1
Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on October 9, 1997, Registration No. 333-33731, file no. 000-23189)

4.2
Amended and Restated Rights Agreement between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated September 10, 2007)

†10.1	1997 Omnibus Stock Plan (as amended May 18, 2006) (Incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A, filed on April 6, 2006, file no. 000-23189)

†10.2	C.H. Robinson Worldwide, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 14, 2013)

10.3
Credit Agreement dated as of October 29, 2012, among C.H. Robinson Worldwide, Inc., the lenders party thereto, and U.S. Bank National Association, as Administrative Agent for the Lenders, as Swing Line Lender and as LC Issuer (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 1, 2012)

10.4
Letter Agreement dated as of August 24, 2013, by and between C.H. Robinson Worldwide, Inc. and J.P. Morgan Securities LLC, as agent for JP Morgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 26, 2013)

10.5
Letter Agreement dated as of August 24, 2013, by and between C.H. Robinson Worldwide, Inc. and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 26, 2013)

10.6
Note Purchase Agreement dated as of August 23, 2013, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 26, 2013)

†10.7	Form of Management-Employee Agreement (Key Employee) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, file no. 000-23189)

†10.8
Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, file no. 000-23189)

†10.9	C.H. Robinson Worldwide, Inc. 2010 Non-Equity Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A, filed on March 26, 2010)

†10.10	Robinson Companies Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on 10-K for the year ended December 31, 2012)

†10.11
Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C.H. Robinson Worldwide, Inc. and John P. Wiehoff (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, file no. 000-23189)

†10.12
Form of Restricted Stock Award for U.S. Managerial Employees (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, file no. 000-23189)

†10.13
Form of Restricted Unit Award for U.S. Managerial Employees (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, file no. 000-23189)

†10.14	2012 Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011)

†10.15	2012 Form of Restricted Stock Award for U.S. Managerial Employees (Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011)

Number	Description

†10.16	2012 Form of Restricted Stock Award for Officers (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011)

†10.17	2012 Form of Time-Based Restricted Stock Unit Award (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012)

*†10.18	Form of Incentive Stock Option Agreement

*†10.19	Form of Performance Share Award for Officers

*†10.20	Form of Performance Share Award for U.S. Managerial Employees

*†10.21	Form of Time-Based Restricted Stock Unit Award

*†10.22	Key Employee Agreement

*†10.23	Employee Confidentiality and Protection of Business Agreement

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*24	Powers of Attorney

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 3, 2014, formatted in XBRL: (i) Consolidated Statement of Operations for the years ended December 31, 2013, 2012, and 2011, (ii) Consolidated Balance Sheets as of December 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, (iv) Consolidated Statements of Stockholders’ Investment for the years ended 2013, 2012, and 2011, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report