Form 10-Q
period 2014-03-31
C H ROBINSON WORLDWIDE INC
filed 2014-05-12
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
As of May 8, 2014, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 148,430,065.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$142,813	$162,047
Receivables, net of allowance for doubtful accounts of $42,410 and $39,292	1,612,034	1,449,581
Deferred tax asset	7,378	8,286
Prepaid expenses and other	60,857	44,571
Total current assets	1,823,082	1,664,485

Property and equipment, net	163,957	160,703
Goodwill	829,097	829,073
Other intangible assets, net	112,584	117,467
Other assets	31,448	31,090
Total assets	$2,960,168	$2,802,818

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$782,913	$685,890
Outstanding checks	60,148	69,117
Accrued expenses:
Compensation and profit-sharing contribution	46,576	85,247
Income taxes	44,905	11,681
Other accrued liabilities	35,947	43,046
Current portion of debt	410,000	375,000
Total current liabilities	1,380,489	1,269,981

Long-term debt	500,000	500,000
Noncurrent income taxes payable	20,583	21,584
Deferred tax liabilities	76,587	70,618
Other long term liabilities	912	911
Total liabilities	1,978,571	1,863,094

Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 178,327 and 179,030 shares issued, 148,515 and 150,197 outstanding	14,851	15,020
Additional paid-in capital	278,821	217,894
Retained earnings	2,454,598	2,413,833
Accumulated other comprehensive loss	(10,957)	(10,620)
Treasury stock at cost (29,812 and 28,833 shares)	(1,755,716)	(1,696,403)
Total stockholders’ investment	981,597	939,724
Total liabilities and stockholders’ investment	$2,960,168	$2,802,818
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2014	2013
Revenues:
Transportation	$2,803,704	$2,603,182
Sourcing	335,808	387,852
Payment Services	3,073	3,233
Total revenues	3,142,585	2,994,267
Costs and expenses:
Purchased transportation and related services	2,375,825	2,181,930
Purchased products sourced for resale	308,962	356,006
Purchased payment services	563	609
Personnel expenses	220,297	212,645
Other selling, general, and administrative expenses	79,967	74,371
Total costs and expenses	2,985,614	2,825,561
Income from operations	156,971	168,706
Investment and other (expense) income	(6,131)	(60)
Income before provision for income taxes	150,840	168,646
Provision for income taxes	57,653	65,303
Net income	93,187	103,343

Other comprehensive loss	(337)	(2,229)
Comprehensive income	$92,850	$101,114

Basic net income per share	$0.63	$0.64
Diluted net income per share	$0.63	$0.64

Basic weighted average shares outstanding	148,517	160,637
Dilutive effect of outstanding stock awards	491	53
Diluted weighted average shares outstanding	149,008	160,690
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
OPERATING ACTIVITIES
Net income	$93,187	$103,343
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	14,549	13,807
Provision for doubtful accounts	6,270	2,293
Stock-based compensation	4,793	5,115
Deferred income taxes	6,757	27,303
Gain on divestiture	(1,848)	—
Loss on sale/disposal of assets	372	35
Other long-term liabilities	—	5
Changes in operating elements:
Receivables	(168,723)	(74,267)
Prepaid expenses and other	(16,286)	(12,158)
Other non-current assets	201	—
Accounts payable and outstanding checks	88,052	51,238
Accrued compensation and profit-sharing contribution	(38,008)	(49,920)
Accrued income taxes	32,223	(111,805)
Other accrued liabilities	(7,099)	(13,039)
Net cash provided by (used for) operating activities	14,440	(58,050)

INVESTING ACTIVITIES
Purchases of property and equipment	(11,124)	(8,745)
Purchases and development of software	(1,471)	(1,432)
Other	268	43
Net cash used for investing activities	(12,327)	(10,134)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	4,686	7,403
Stock tendered for payment of withholding taxes	(10,950)	(46,933)
Payment of contingent purchase price	—	(927)
Repurchase of common stock	(2,000)	(44,980)
Cash dividends	(52,420)	(56,473)
Excess tax benefit on stock-based compensation	4,253	23,554
Proceeds from short-term borrowings	1,225,000	1,008,000
Payments on short-term borrowings	(1,190,000)	(871,017)
Net cash (used for) provided by financing activities	(21,431)	18,627

Effect of exchange rates on cash	84	(562)
Net decrease in cash and cash equivalents	(19,234)	(50,119)
Cash and cash equivalents, beginning of period	162,047	210,019
Cash and cash equivalents, end of period	$142,813	$159,900
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL
Basis of Presentation - C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of transportation services and logistics solutions through a network of 282 branch offices operating in North America, Europe, Asia, and South America. The consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements.
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
Consistent with SEC rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read the condensed consolidated financial statements and related notes in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 2: GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

Balance, December 31, 2013	$829,073
Foreign currency translation	24
Balance, March 31, 2014	$829,097

A summary of our other intangible assets, with finite lives, which include primarily customer relationships and non-competition agreements, is as follows (in thousands):

	March 31, 2014	December 31, 2013
Gross	$148,917	$148,917
Accumulated amortization	(38,208)	(33,325)
Net	$110,709	$115,592

Other intangible assets, with indefinite lives, are as follows (in thousands):

	March 31, 2014	December 31, 2013
Trademarks	$1,875	$1,875

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Amortization expense	$4,927	$5,047

Intangible assets at March 31, 2014 will be amortized over the next seven years, and that expense is as follows (in thousands):

Remainder of 2014	$13,836
2015	16,939
2016	16,922
2017	16,890
2018	16,225
Thereafter	29,897
Total	$110,709

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
The table below sets forth a reconciliation of our beginning and ending Level 3 financial liability balance as of March 31, 2013 (in thousands). We had no Level 3 liabilities as of March 31, 2014.

Balance, December 31, 2012	$922
Payments of contingent purchase price	(927)
Total unrealized losses included in earnings	5
Balance, March 31, 2013	$—

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
As of March 31, 2014 and December 31, 2013, we had $410.0 million and $375.0 million, respectively, in borrowings outstanding under the Credit Agreement which is classified as a current liability on the consolidated balance sheet. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of 1.00 percent plus one-month LIBOR plus a specified margin). As of March 31, 2014, the variable rate equaled LIBOR plus 1.50 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The weighted average interest rate incurred on borrowings during the quarter ended March 31, 2014 was approximately 1.4 percent and at March 31, 2014 was approximately 1.7 percent. The weighted average interest rate incurred on borrowings during the quarter ended March 31, 2013 was approximately 1.3 percent and at March 31, 2013 was approximately 1.2 percent.
The Credit Agreement contains various restrictions and covenants. Among other requirements, we may not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated Total Capitalization, to be greater than 0.65 to 1.00. We were in compliance with all of the debt covenants as of March 31, 2014.

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
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”) named therein (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, the Purchasers purchased, on August 27, 2013, (i) $175,000,000 aggregate principal amount of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023 (the “Series A Notes”), (ii) $150,000,000 aggregate principal amount of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028 (the “Series B Notes”) and (iii) $175,000,000 aggregate principal amount of the company’s 4.60 percent Senior Notes, Series C, due August 27, 2033 (the “Series C Notes” and, together with the Series A Notes and the Series B Notes, the “Notes”). Interest on the Notes is payable semi-annually in arrears. We applied the proceeds of the sale of the Notes for share repurchases, see Note 6.
The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding the Company and its subsidiaries and various covenants, including covenants that require us to maintain specified financial ratios. The Note Purchase Agreement includes the following financial covenants: we will not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated Total Capitalization to be greater than 0.65 to 1.00; we will not permit the interest coverage ratio, as of the end of each of our fiscal quarters and for the twelve-month period ending, of (i) Consolidated EBIT (earnings before income taxes) to (ii) Consolidated Interest Expense to be less than 2.00 to 1.00; we will not permit, as of the end of each of our fiscal quarters, Consolidated Priority Debt to exceed 15 percent of Consolidated Total Assets. We were in compliance with all of the financial debt covenants as of March 31, 2014.
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
Under the terms of the Note Purchase Agreement, the Notes are redeemable, in whole or in part, at 100 percent of the principal amount being redeemed together with a “make-whole amount”, and accrued and unpaid interest (as defined in the Note Purchase Agreement) with respect to each Note. The obligations of the Company under the Note Purchase Agreement and the Notes are guaranteed by C.H. Robinson Company, a Delaware corporation and a wholly-owned subsidiary of the Company, and by C.H. Robinson Company, Inc., a Minnesota corporation and an indirect wholly-owned subsidiary of the Company.
The Notes were issued by the company to the initial purchasers in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Notes will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
The fair value of long-term debt approximated $517.0 million at March 31, 2014, based on observable market-based inputs compared to carrying value of $500.0 million. If our long-term debt was recorded at fair value, it would be classified as a Level 2 liability.
NOTE 5: INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2006.
Our effective tax rate for the three months ended March 31, 2014 and 2013 was 38.2 percent and 37.9 percent, respectively. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

NOTE 6: ACCELERATED SHARE REPURCHASE
On August 24, 2013, we entered into two letter agreements with unrelated third party financial institutions to repurchase an aggregate of $500.0 million of our outstanding common stock (the "ASR Agreements"). The total aggregate number of shares to be repurchased pursuant to these agreements was determined based on the volume-weighted average price of our common stock during the purchase period, less a fixed discount of 0.94 percent. Under the ASR Agreements, we paid $500.0 million to the financial institutions and received 6.1 million shares of common stock with a fair value of $350.0 million during the third quarter of 2013, which represented approximately 70 percent of the total shares expected to be repurchased under the agreements. One of the two financial institutions terminated their ASR Agreement and delivered 1.2 million shares in December 2013. We recorded this transaction as an increase in treasury stock of $425.0 million, and recorded the remaining $75.0 million as a decrease to additional paid in capital on our consolidated balance sheet as of December 31, 2013. In February 2014, the remaining ASR Agreement was terminated. Approximately 1.2 million shares were delivered as final settlement of the remaining agreement. We reclassified the $75.0 million recorded in additional paid in capital to treasury stock during the first quarter of 2014.
The delivery of 8.5 million shares of our common stock reduced our outstanding shares used to determine our weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the three months ended March 31, 2014.

NOTE 7: STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options	$453	$301
Stock awards	3,513	3,902
Company expense on ESPP discount	827	912
Total stock-based compensation expense	$4,793	$5,115
On May 9, 2013, our shareholders approved our 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 3,400,000 shares plus the shares remaining available for future grants under the 1997 Plan as of May 9, 2013, can be granted under this plan. Approximately 4,838,000 shares were available for stock awards as of March 31, 2014. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash, generally become available again for issuance under the plan.
Stock Options - We have awarded performance-based stock options to certain key employees. These options are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. Any options remaining unvested at the end of the five-year vesting period are forfeited to the company. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options) on the grants after 2003.
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of March 31, 2014, unrecognized compensation expense related to stock options was $42.5 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
Full Value Awards - We have awarded performance shares and restricted stock units to certain key employees and non-employee directors. These awards are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. The awards also contain restrictions on the awardees’ ability to sell or transfer vested awards for a specified period of time. The fair value of these awards is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 18 percent to 22 percent and are calculated using the Black-Scholes option pricing model - protective put method. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.

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
As of March 31, 2014, there is unrecognized compensation expense of $138.6 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
Employee Stock Purchase Plan - Our 1997 Employee Stock Purchase Plan allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of each quarter discounted by 15 percent. Shares are vested immediately. The following is a summary of the employee stock purchase plan activity (dollar amounts in thousands):

Three Months Ended March 31, 2014
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
105,242	$4,687	$827

NOTE 8: LITIGATION
We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including 17 contingent auto liability cases. For such legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are often unable to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

NOTE 9: CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in the Stockholders' investment on our condensed consolidated balance sheet. The recorded balance, net of taxes, at March 31, 2014 and December 31, 2013 was $11.0 million and $10.6 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency translation adjustment at March 31, 2014 and December 31, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes.

FORWARD-LOOKING INFORMATION
Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements”. These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions or dispositions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in economic conditions; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel price increases or shortages; the impact of war on the economy; changes to our share repurchase activity; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014.
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
In addition to transportation and logistics services, we also offer fresh produce sourcing and fee-based payment services. Our Sourcing business is the buying, selling, and marketing of fresh produce. We purchase fresh produce through our network of produce suppliers and sell it to retail grocers and restaurant chains, produce wholesalers, and foodservice providers. In some cases, we also arrange the transportation of the produce we sell through our relationships with specialized transportation companies. Those revenues are reported as Transportation revenues. Our fee-based payment service revenues are derived from a cash advance option we offer our contracted carriers.
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

We keep our business model as variable as possible to allow us to be flexible and adapt to changing economic and industry conditions. We sell transportation services and produce to our customers with varied pricing arrangements. Some prices are committed to for a period of time, subject to certain terms and conditions, and some prices are set on a spot market basis. We buy most of our truckload transportation capacity and produce on a spot market basis. Because of this, our net revenue per transaction tends to increase in times when there is excess supply and decrease in times when demand is strong relative to supply. We also keep our personnel and other operating expenses as variable as possible. Compensation is performance-oriented and, for most employees in the branch network, based on individual performance and the profitability of their branch office.
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
Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount grew by 27 employees during the first quarter of 2014. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of many of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity. All of our managers and certain other employees who have significant responsibilities are eligible to receive equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders. Generally, these awards vest over five-year periods and also include performance-based requirements. In 2013, we also issued restricted equity awards that vest evenly over five years, starting on December 31, 2014.
Our customers. In 2013, we worked with more than 46,000 active customers, up from approximately 42,000 in 2012. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very diverse and unconcentrated. Our top 100 customers represented approximately 32 percent of our total revenues and approximately 28 percent of our net revenues in 2013. Our largest customer was approximately three percent of our total revenues and approximately two percent of our total net revenues in 2013.
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

RESULTS OF OPERATIONS
The following table summarizes our total revenues by service line (in thousands):

	Three Months Ended March 31,
	2014	2013	% change
Transportation	$2,803,704	$2,603,182	7.7%
Sourcing	335,808	387,852	(13.4)%
Payment Services	3,073	3,233	(4.9)%
Total	$3,142,585	$2,994,267	5.0%

The following table illustrates our net revenue margins by services and products:

	Three Months Ended March 31,
	2014	2013
Transportation	15.3%	16.2%
Sourcing	8.0%	8.2%
Payment Services	81.7%	81.2%
Total	14.5%	15.2%

The following table summarizes our net revenues by service line (dollars in thousands):

	Three Months Ended March 31,
	2014	2013	% change
Transportation
Truckload	$269,837	$268,604	0.5%
LTL (1)	60,138	58,491	2.8%
Intermodal	8,940	9,101	(1.8)%
Ocean	43,612	42,488	2.6%
Air	17,454	16,768	4.1%
Customs	9,332	8,606	8.4%
Other Logistics Services	18,566	17,194	8.0%
Total Transportation	427,879	421,252	1.6%
Sourcing	26,846	31,846	(15.7)%
Payment Services	2,510	2,624	(4.3)%
Total	$457,235	$455,722	0.3%
(1) Less-than-truckload ("LTL")

The following table represents certain statements of operations data, shown as percentages of our net revenues:

	Three Months Ended March 31,
	2014	2013
Net revenues	100.0%	100.0%
Operating expenses:
Personnel expenses	48.2%	46.7%
Other selling, general, and administrative expenses	17.5%	16.3%
Total operating expenses	65.7%	63.0%
Income from operations	34.3%	37.0%
Investment and other (expense) income	(1.3)%	—%
Income before provision for income taxes	33.0%	37.0%
Provision for income taxes	12.6%	14.3%
Net income	20.4%	22.7%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Total revenues and direct costs. Our consolidated total revenues increased 5.0 percent in the first quarter of 2014 compared to the first quarter of 2013. Total Transportation revenues increased 7.7 percent to $2.8 billion in the first quarter of 2014 from $2.6 billion in the first quarter of 2013. This increase was driven by higher customer rates and increased volumes in many of our transportation modes. Total purchased transportation and related services increased 8.9 percent in the first quarter of 2014 to $2.4 billion from $2.2 billion in the first quarter of 2013. This increase was due to higher transportation costs and higher volumes in many of our transportation modes. Our Sourcing revenue decreased 13.4 percent to $335.8 million in the first quarter of 2014 from $387.9 million in the first quarter of 2013. Purchased products sourced for resale decreased 13.2 percent in the first quarter of 2014 to $309.0 million from $356.0 million in the first quarter of 2013. These decreases were primarily due to volume and revenue decreases from a large customer. Our Payment Services revenue decreased 5.0 percent to $3.1 million in the first quarter of 2014 from $3.2 million in the first quarter of 2013.
Net revenues. Total Transportation net revenues increased 1.6 percent to $427.9 million in the first quarter of 2014 from $421.3 million in the first quarter of 2013. Our Transportation net revenue margin decreased to 15.3 percent in the first quarter of 2014 from 16.2 percent in the first quarter of 2013.
Our truckload net revenues increased 0.5 percent to $269.8 million in the first quarter of 2014 from $268.6 million in the first quarter of 2013; 94 percent of these revenues are derived from North America. Truckload volumes increased approximately four percent in the first quarter of 2014 compared to the first quarter of 2013. Our North American truckload volumes increased approximately three percent. Volume growth was impacted by capacity constraints caused by the many weather events across North America during the first quarter of 2014. Truckload net revenue margin decreased in the first quarter of 2014 compared to the first quarter of 2013, due primarily to increased cost per mile. In North America, excluding the estimated impacts of the change in fuel, our average truckload rate per mile charged to our customers increased approximately 10 percent in the first quarter of 2014 compared to the first quarter of 2013. In North America, our truckload transportation costs increased approximately 12 percent, excluding the estimated impacts of the change in fuel.
Our LTL net revenues increased 2.8 percent to $60.1 million in the first quarter of 2014 from $58.5 million in the first quarter of 2013. Our LTL net revenue growth rate slowed in the first quarter of 2014 compared to the first quarter of 2013 partially as a result of weather related issues. LTL net revenue margin decreased slightly in the first quarter of 2014 compared to the first quarter of 2013, primarily due to carrier price increases.
Our intermodal net revenue decreased 1.8 percent to $8.9 million in the first quarter of 2014 from $9.1 million in the first quarter of 2013. This was primarily due to a decline in volume caused by severe weather events during the quarter. Volume declines were partially offset by an increase in net revenue margin, driven by improved customer pricing.
Our ocean transportation net revenues increased 2.6 percent to $43.6 million in the first quarter of 2014 from $42.5 million in the first quarter of 2013. This increase in revenues was primarily due to volume increases partially offset by a decrease in net revenue margin, which was driven by market volatility and strong competition.

Our air transportation net revenues increased 4.1 percent to $17.5 million in the first quarter of 2014 from $16.8 million in the first quarter of 2013. This increase was primarily due to volume increases and an increase in net revenue margin.
Our customs net revenues increased 8.4 percent to $9.3 million in the first quarter of 2014 from $8.6 million in 2013. This increase was primarily due to higher transaction volumes.
Other logistics services net revenues, which include transportation management services, warehousing, and small parcel, increased 8.0 percent to $18.6 million in the first quarter of 2014 from $17.2 million in the first quarter of 2013. This increase was driven by increases in both warehousing and management services.
Sourcing net revenues decreased 15.7 percent to $26.8 million in the first quarter of 2014 from $31.8 million in the first quarter of 2013. We continued to experience volume and net revenue declines from a large customer. We expect the revenue declines with this large customer to continue throughout 2014. Our net revenue margin decreased to 8.0 percent in the first quarter of 2014 from 8.2 percent in the first quarter of 2013. This decline was primarily due to weather, a lack of product availability with some key commodities, and market volatility.
Payment Services net revenues decreased 4.3 percent to $2.5 million in the first quarter of 2014 from $2.6 million in the first quarter of 2013.
Operating expenses. Operating expenses increased 4.6 percent to $300.3 million in the first quarter of 2014 from $287.0 million in the first quarter of 2013. Operating expenses as a percentage of net revenues increased to 65.7 percent in the first quarter of 2014 from 63.0 percent in the first quarter of 2013.
For the first quarter, personnel expenses increased 3.6 percent to $220.3 million in 2014 from $212.6 million in 2013. This was due to an increase in our average headcount of approximately six percent. The personnel expense increase was partially offset by declines in expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability.
For the first quarter, other selling, general, and administrative expenses increased 7.5 percent to $80.0 million in 2014 from $74.4 million in 2013. This was primarily driven by an increase of $4.0 million in our provision for bad debt in the first quarter of 2014 compared to the first quarter of 2013, primarily related to credit deterioration of two specific customers.
Income from operations. Income from operations decreased 7.0 percent to $157.0 million in the first quarter of 2014 from $168.7 million in the first quarter of 2013. Income from operations as a percentage of net revenues decreased to 34.3 percent in the first quarter of 2014 from 37.0 percent in the first quarter of 2013.
Investment and other (expense) income. Investment and other (expense) income was an expense of $6.1 million in the first quarter of 2014 compared to an expense of $0.1 million in the first quarter of 2013. The change was due primarily to the interest expense related the long-term notes issued during the third quarter of 2013.
Provision for income taxes. Our effective income tax rate was 38.2 percent for the first quarter of 2014 and 37.9 percent for the first quarter of 2013. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
Net income. Net income decreased 9.8 percent to $93.2 million in the first quarter of 2014 from $103.3 million in the first quarter of 2013. Basic and diluted net income per share decreased 1.6 percent to $0.63 from $0.64
LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. During the fourth quarter of 2012, we entered into a senior unsecured revolving credit facility for up to $500 million with a $500 million accordion feature, of which $410.0 million was outstanding as of March 31, 2014. During the third quarter of 2013, we entered into a Note Purchase Agreement to fund the ASR Agreements to repurchase $500.0 million worth of our common stock. We expect to use the revolving credit facility and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, dividends, and share repurchases. Cash and cash equivalents totaled $142.8 million and $162.0 million as of March 31, 2014 and December 31, 2013. Cash and cash equivalents held outside the United States totaled $66.4 million and $80.2 million as of March 31, 2014 and December 31, 2013. Working capital at March 31, 2014 and December 31, 2013 was $442.6 million and $394.5 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.

Cash flow from operating activities. We generated $14.4 million and used $58.1 million of cash flow from operations during the three months ended March 31, 2014 and 2013. During the three months ended March 31, 2014, our cash flow from operations increased $72.5 million compared to the three months ended three months ended March 31, 2013. During the first quarter of 2013, we used $111.8 million to fund the payment of income taxes, primarily related to the gain recognized on the divestiture of our former subsidiary T-Chek Systems, Inc ("T-Chek").
Cash used for investing activities. We used $12.3 million and $10.1 million of cash during the three months ended March 31, 2014 and 2013 for investing activities.
We used $12.6 million and $10.2 million for capital expenditures during the three months ended March 31, 2014 and 2013 primarily for investments in information technology equipment to support our operating systems, including the purchase and development of software. These information technology investments are intended to improve efficiencies and help grow the business. Additionally, we completed construction on a new office building on our corporate campus in Eden Prairie, Minnesota during the first quarter of 2014. This building replaced space we leased in Eden Prairie. Total capitalized value of the building was approximately $18.5 million.
Cash used for financing activities. We used $21.4 million and generated $18.6 million of cash flow for financing activities during the three months ended March 31, 2014 and 2013.
During the three months ended March 31, 2014, we had net short term borrowings of $35.0 million. The outstanding balance on the revolving credit facility was $410.0 million as of March 31, 2014. We were in compliance with all of the credit facility's debt covenants as of March 31, 2014.
We used $52.4 million and $56.5 million to pay cash dividends during the three months ended March 31, 2014 and 2013. The decrease in 2014 was due to a decrease in outstanding shares compared to 2013.
We used $11.0 million and $46.9 million to acquire shares from employees through their withholding taxes resulting from the delivery of restricted equity during the three months ended March 31, 2014 and 2013.
We used $2.0 million and $45.0 million on share repurchases during the three months ended March 31, 2014 and 2013. In August 2013, the Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. As of March 31, 2014, there were 12,795,442 shares remaining for future repurchases. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our condensed consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of our critical accounting policies and estimates.
Revenue recognition. Total revenues consist of the total dollar value of goods and services purchased from us by customers. Net revenues are total revenues less the direct costs of transportation, products, and handling. We act principally as the service provider for these transactions and recognize revenue as these services are rendered or goods are delivered. At that time, our obligations to the transactions are completed and collection of receivables is reasonably assured. Most transactions in our Transportation and Sourcing businesses are recorded at the gross amount we charge our customers for the service we provide and goods we sell. In these transactions, we are the primary obligor, we have credit risk, we have discretion to select the supplier, and we have latitude in pricing decisions. Additionally, in our Sourcing business, we often take loss of inventory risk during shipment and have general inventory risk.

Certain transactions in customs brokerage, transportation management, and sourcing are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.
Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $42.4 million as of March 31, 2014 increased compared to the allowance of $39.3 million as of December 31, 2013. This increase was primarily due to the credit deterioration of two specific customers. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
Goodwill. We manage and report our operations as one operating segment. Our branches represent a series of components that are aggregated for the purpose of evaluating goodwill for impairment on an enterprise-wide basis. The fair value of the enterprise-wide reporting unit substantially exceeds the book value; therefore we have determined that there is no indication of goodwill impairment as of March 31, 2014.
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
We had $142.8 million of cash and investments on March 31, 2014, consisting entirely of cash and cash equivalents. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $500 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or "prime" plus the applicable add-on percentage as defined. At March 31, 2014, there was $410.0 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement with various institutional investors with fixed rates consisting of: (i) $175,000,000 of the Company’s 3.97% Senior Notes, Series A, due August 27, 2023, (ii) $150,000,000 of the Company’s 4.26% Senior Notes, Series B, due August 27, 2028 and (iii) $175,000,000 of the Company’s 4.60% Senior Notes, Series C, due August 27, 2033. At March 31, 2014, there was $500.0 million outstanding on the notes.
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
We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations. For such legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings and the difficulty of predicting the settlement value of many of these proceedings, we are often unable to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

ITEM 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the company during the quarter ended March 31, 2014 of shares of the Company's common stock.

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2014 - January 31, 2014	170,286	$58.29	—	14,069,925
February 1, 2014 - February 28, 2014	1,288,922	60.36	1,274,483	12,795,442
March 1, 2014 - March 31, 2014	4,326	51.67	—	12,795,442
First quarter 2014	1,463,534	$60.09	1,274,483	12,795,442

(a) The total number of shares purchased includes: (i) 1,239,803 shares of Common Stock purchased under the terms of the ASR Agreements (see Note 6 to the Consolidated Condensed Financial Statements of this report) and the authorization below; (ii) 34,680 shares of common stock purchased under the authorization described below; and (iii) 189,051 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(b) In August 2013, the Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. As of March 31, 2014, there were 12,795,442 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3.	Defaults on Senior Securities
None

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information

None

ITEM 6.	Exhibits
Exhibits filed with this report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2014, formatted in XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2014.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By:	/s/ Chad M. Lindbloom
Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)