Form 10-Q
period 2014-06-30
C H ROBINSON WORLDWIDE INC
filed 2014-08-11
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
As of August 6, 2014, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 147,157,543.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$144,215	$162,047
Receivables, net of allowance for doubtful accounts of $44,312 and $39,292	1,699,787	1,449,581
Deferred tax asset	7,156	8,286
Prepaid expenses and other	58,043	44,571
Total current assets	1,909,201	1,664,485

Property and equipment, net	160,268	160,703
Goodwill	828,774	829,073
Other intangible assets, net	107,611	117,467
Other assets	31,252	31,090
Total assets	$3,037,106	$2,802,818

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$815,249	$685,890
Outstanding checks	60,864	69,117
Accrued expenses:
Compensation and profit-sharing contribution	78,917	85,247
Income taxes	25,682	11,681
Other accrued liabilities	50,286	43,046
Current portion of debt	400,000	375,000
Total current liabilities	1,430,998	1,269,981

Long-term debt	500,000	500,000
Noncurrent income taxes payable	20,281	21,584
Deferred tax liabilities	75,502	70,618
Other long term liabilities	224	911
Total liabilities	2,027,005	1,863,094

Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 178,326 and 179,030 shares issued, 147,725 and 150,197 outstanding	14,772	15,020
Additional paid-in capital	290,064	217,894
Retained earnings	2,520,710	2,413,833
Accumulated other comprehensive loss	(11,699)	(10,620)
Treasury stock at cost (30,601 and 28,833 shares)	(1,803,746)	(1,696,403)
Total stockholders’ investment	1,010,101	939,724
Total liabilities and stockholders’ investment	$3,037,106	$2,802,818
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Revenues:
Transportation	$3,038,923	$2,818,077	$5,842,627	$5,421,259
Sourcing	460,816	466,811	796,624	854,663
Payment Services	3,179	3,374	6,252	6,607
Total revenues	3,502,918	3,288,262	6,645,503	6,282,529
Costs and expenses:
Purchased transportation and related services	2,555,371	2,386,932	4,931,196	4,568,862
Purchased products sourced for resale	425,922	428,059	734,884	784,065
Purchased payment services	588	669	1,151	1,278
Personnel expenses	238,986	206,009	459,283	418,654
Other selling, general, and administrative expenses	81,669	84,117	161,636	158,488
Total costs and expenses	3,302,536	3,105,786	6,288,150	5,931,347
Income from operations	200,382	182,476	357,353	351,182
Interest and other expense	(6,252)	(589)	(12,383)	(649)
Income before provision for income taxes	194,130	181,887	344,970	350,533
Provision for income taxes	75,534	70,015	133,187	135,318
Net income	118,596	111,872	211,783	215,215

Other comprehensive loss	(743)	(3,405)	(1,079)	(5,634)
Comprehensive income	$117,853	$108,467	$210,704	$209,581

Basic net income per share	$0.80	$0.70	$1.43	$1.34
Diluted net income per share	$0.80	$0.70	$1.43	$1.34

Basic weighted average shares outstanding	147,826	159,818	148,167	160,137
Dilutive effect of outstanding stock awards	148	99	126	61
Diluted weighted average shares outstanding	147,974	159,917	148,293	160,198
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2014	2013
OPERATING ACTIVITIES
Net income	$211,783	$215,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,349	27,952
Provision for doubtful accounts	11,128	5,635
Stock-based compensation	16,423	9,885
Deferred income taxes	5,894	25,993
Gain on divestiture	(1,848)	—
Loss on sale/disposal of assets	500	138
Other long-term liabilities	—	5
Changes in operating elements (net of acquisitions):
Receivables	(261,334)	(198,669)
Prepaid expenses and other	(14,214)	(12,146)
Other non-current assets	270	—
Accounts payable and outstanding checks	121,109	100,481
Accrued compensation and profit-sharing contribution	(6,137)	(35,277)
Accrued income taxes	12,698	(69,631)
Other accrued liabilities	2,747	(11,310)
Net cash provided by operating activities	128,368	58,271

INVESTING ACTIVITIES
Purchases of property and equipment	(14,860)	(18,316)
Purchases and development of software	(3,964)	(4,261)
Acquisitions, net of cash acquired	—	19,126
Other	268	107
Net cash used for investing activities	(18,556)	(3,344)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	7,417	10,298
Stock tendered for payment of withholding taxes	(11,288)	(47,909)
Payment of contingent purchase price	—	(927)
Repurchase of common stock	(48,869)	(96,432)
Cash dividends	(104,909)	(113,031)
Excess tax benefit on stock-based compensation	5,198	24,755
Proceeds from short-term borrowings	2,435,000	2,134,023
Payments on short-term borrowings	(2,410,000)	(2,022,017)
Net cash used for financing activities	(127,451)	(111,240)

Effect of exchange rates on cash	(193)	(3,689)
Net decrease in cash and cash equivalents	(17,832)	(60,002)
Cash and cash equivalents, beginning of period	162,047	210,019
Cash and cash equivalents, end of period	$144,215	$150,017
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

NOTE 2: GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

Balance, December 31, 2013	$829,073
Foreign currency translation	(299)
Balance, June 30, 2014	$828,774

A summary of our other intangible assets, with finite lives, which include primarily customer relationships and non-competition agreements, is as follows (in thousands):

	June 30, 2014	December 31, 2013
Gross	$146,129	$148,917
Accumulated amortization	(40,393)	(33,325)
Net	$105,736	$115,592

Other intangible assets, with indefinite lives, are as follows (in thousands):

	June 30, 2014	December 31, 2013
Trademarks	$1,875	$1,875

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization expense	$4,912	$5,026	$9,839	$10,073

Intangible assets at June 30, 2014 will be amortized over the next seven years, and that expense is as follows (in thousands):

Remainder of 2014	$9,049
2015	16,939
2016	16,922
2017	16,890
2018	16,225
Thereafter	29,711
Total	$105,736

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
The table below sets forth a reconciliation of our beginning and ending Level 3 financial liability balance as of June 30, 2013 (in thousands). We had no Level 3 liabilities as of and the during the periods ended June 30, 2014.

Balance, December 31, 2012	$922
Payments of contingent purchase price	(927)
Total unrealized losses included in earnings	5
Balance, June 30, 2013	$—

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
As of June 30, 2014 and December 31, 2013, we had $400.0 million and $375.0 million, respectively, in borrowings outstanding under the Credit Agreement, which is classified as a current liability on the consolidated balance sheet. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of 1.00 percent plus one-month LIBOR plus a specified margin). As of June 30, 2014, the variable rate equaled LIBOR plus 1.50 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The weighted average interest rate incurred on borrowings during the quarter ended June 30, 2014 was approximately 1.7 percent and at June 30, 2014 was approximately 1.7 percent. The weighted average interest rate incurred on borrowings during the quarter ended June 30, 2013 was approximately 1.3 percent and at June 30, 2013 was approximately 1.2 percent.
The Credit Agreement contains various restrictions and covenants. Among other requirements, we may not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated Total Capitalization, to be greater than 0.65 to 1.00. We were in compliance with all of the financial debt covenants as of June 30, 2014.

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
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”) named therein (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, the Purchasers purchased, on August 27, 2013, (i) $175,000,000 aggregate principal amount of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023 (the “Series A Notes”), (ii) $150,000,000 aggregate principal amount of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028 (the “Series B Notes”) and (iii) $175,000,000 aggregate principal amount of the company’s 4.60 percent Senior Notes, Series C, due August 27, 2033 (the “Series C Notes” and, together with the Series A Notes and the Series B Notes, the “Notes”). Interest on the Notes is payable semi-annually in arrears. We applied the proceeds of the sale of the Notes for share repurchases, as discussed in Note 6.
The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding the Company and its subsidiaries and various covenants, including covenants that require us to maintain specified financial ratios. The Note Purchase Agreement includes the following financial covenants: we will not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated Total Capitalization to be greater than 0.65 to 1.00; we will not permit the interest coverage ratio, as of the end of each of our fiscal quarters and for the twelve-month period ending, of (i) Consolidated EBIT (earnings before income taxes) to (ii) Consolidated Interest Expense to be less than 2.00 to 1.00; and we will not permit, as of the end of each of our fiscal quarters, Consolidated Priority Debt to exceed 15 percent of Consolidated Total Assets. We were in compliance with all of the financial debt covenants as of June 30, 2014.
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
Under the terms of the Note Purchase Agreement, the Notes are redeemable, in whole or in part, at 100 percent of the principal amount being redeemed together with a “make-whole amount” (as defined in the Note Purchase Agreement), and accrued and unpaid interest with respect to each Note. The obligations of the Company under the Note Purchase Agreement and the Notes are guaranteed by C.H. Robinson Company, a Delaware corporation and a wholly-owned subsidiary of the Company, and by C.H. Robinson Company, Inc., a Minnesota corporation and an indirect wholly-owned subsidiary of the Company.
The Notes were issued by the company to the initial purchasers in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
The fair value of long-term debt approximated $523.3 million at June 30, 2014, based on observable market-based inputs compared to carrying value of $500.0 million. If our long-term debt was recorded at fair value, it would be classified as a Level 2 liability.
NOTE 5: INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2006.
Our effective tax rate for the three months ended June 30, 2014 and 2013 was 38.9 percent and 38.5 percent, respectively. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

NOTE 6: ACCELERATED SHARE REPURCHASE
On August 24, 2013, we entered into two letter agreements with unrelated third party financial institutions to repurchase an aggregate of $500.0 million of our outstanding common stock (the "ASR Agreements"). The total aggregate number of shares to be repurchased pursuant to these agreements was determined based on the volume-weighted average price of our common stock during the purchase period, less a fixed discount of 0.94 percent. Under the ASR Agreements, we paid $500.0 million to the financial institutions and received 6.1 million shares of common stock with a fair value of $350.0 million during the third quarter of 2013, which represented approximately 70 percent of the total shares expected to be repurchased under the ASR agreements. One of the two financial institutions terminated their ASR Agreement and delivered 1.2 million shares in December 2013. We recorded this transaction as an increase in treasury stock of $425.0 million, and recorded the remaining $75.0 million as a decrease to additional paid-in capital on our consolidated balance sheet as of December 31, 2013. In February 2014, the remaining ASR Agreement was terminated. Approximately 1.2 million shares were delivered as final settlement of the remaining agreement. We reclassified the $75.0 million recorded in additional paid-in capital to treasury stock during the first quarter of 2014.
The delivery of 8.5 million shares of our common stock reduced our outstanding shares used to determine our weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the three and six months ended June 30, 2014.

NOTE 7: STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$2,308	$319	$2,761	$620
Stock awards	8,840	3,940	12,353	7,842
Company expense on ESPP discount	482	511	1,309	1,423
Total stock-based compensation expense	$11,630	$4,770	$16,423	$9,885
On May 9, 2013, our shareholders approved our 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 3,400,000 shares plus the shares remaining available for future grants under the 1997 Plan as of May 9, 2013, can be granted under this plan. Approximately 4,912,000 shares were available for stock awards as of June 30, 2014. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash, generally become available again for issuance under the plan.
Stock Options - We have awarded performance-based stock options to certain key employees. These options are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. Any options remaining unvested at the end of the five-year vesting period are forfeited to the company. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options).
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of June 30, 2014, unrecognized compensation expense related to stock options was $40.2 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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
As of June 30, 2014, there is unrecognized compensation expense of $128.5 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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

Three Months Ended June 30, 2014
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
50,365	$2,731	$482

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

NOTE 9: CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in the Stockholders' investment on our condensed consolidated balance sheet. The recorded balance, net of taxes, at June 30, 2014 and December 31, 2013 was $11.7 million and $10.6 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency translation adjustment at June 30, 2014 and December 31, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes.

FORWARD-LOOKING INFORMATION
Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements”. These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions or dispositions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in economic conditions; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers, or for other reasons; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel price increases or shortages; the impact of war on the economy; changes to our share repurchase activity; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014.
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
Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount declined by 31 employees between December 31, 2013 and June 30, 2014. Branch employees act as a team in their sales efforts, customer service, and operations. A significant portion of many of our branch employees’ compensation is performance-oriented, based on individual performance and the profitability of their branch. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity. All of our managers and certain other employees who have significant responsibilities are eligible to receive equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders. Generally, these awards vest over five-year periods and also include performance-based requirements. We have also issued restricted equity awards that vest evenly over five years.
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

RESULTS OF OPERATIONS
The following table summarizes our total revenues by service line (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% change	2014	2013	% change
Transportation	$3,038,923	$2,818,077	7.8%	$5,842,627	$5,421,259	7.8%
Sourcing	460,816	466,811	(1.3)%	796,624	854,663	(6.8)%
Payment Services	3,179	3,374	(5.8)%	6,252	6,607	(5.4)%
Total	$3,502,918	$3,288,262	6.5%	$6,645,503	$6,282,529	5.8%

The following table illustrates our net revenue margins by services and products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Transportation	15.9%	15.3%	15.6%	15.7%
Sourcing	7.6%	8.3%	7.8%	8.3%
Payment Services	81.5%	80.2%	81.6%	80.7%
Total	14.9%	14.4%	14.7%	14.8%

The following table summarizes our net revenues by service line (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% change	2014	2013	% change
Transportation
Truckload	$305,561	$264,335	15.6%	$575,398	$532,939	8.0%
LTL (1)	67,376	60,711	11.0%	127,514	119,202	7.0%
Intermodal	10,863	9,920	9.5%	19,803	19,021	4.1%
Ocean	50,486	49,124	2.8%	94,098	91,612	2.7%
Air	21,747	20,202	7.6%	39,201	36,970	6.0%
Customs	10,312	9,769	5.6%	19,644	18,375	6.9%
Other Logistics Services	17,207	17,084	0.7%	35,773	34,278	4.4%
Total Transportation	483,552	431,145	12.2%	911,431	852,397	6.9%
Sourcing	34,894	38,752	(10.0)%	61,740	70,598	(12.5)%
Payment Services	2,591	2,705	(4.2)%	5,101	5,329	(4.3)%
Total	$521,037	$472,602	10.2%	$978,272	$928,324	5.4%
(1) Less-than-truckload ("LTL")

The following table represents certain statements of operations data, shown as percentages of our net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	45.9%	43.6%	46.9%	45.1%
Other selling, general, and administrative expenses	15.6%	17.8%	16.5%	17.1%
Total operating expenses	61.5%	61.4%	63.5%	62.2%
Income from operations	38.5%	38.6%	36.5%	37.8%
Investment and other (expense) income	(1.2)%	(0.1)%	(1.3)%	(0.1)%
Income before provision for income taxes	37.3%	38.5%	35.3%	37.8%
Provision for income taxes	14.5%	14.8%	13.6%	14.6%
Net income	22.8%	23.7%	21.6%	23.2%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Total revenues and direct costs. Our consolidated total revenues increased 6.5 percent in the second quarter of 2014 compared to the second quarter of 2013. Total Transportation revenues increased 7.8 percent to $3.0 billion in the second quarter of 2014 from $2.8 billion in the second quarter of 2013. This increase was driven by higher customer rates and increased volumes in many of our transportation modes. Total purchased transportation and related services increased 7.1 percent in the second quarter of 2014 to $2.6 billion from $2.4 billion in the second quarter of 2013. This increase was due to higher transportation costs and higher volumes in many of our transportation modes. Our Sourcing revenue decreased 1.3 percent to $460.8 million in the second quarter of 2014 from $466.8 million in the second quarter of 2013. Purchased products sourced for resale decreased 0.5 percent in the second quarter of 2014 to $425.9 million from $428.1 million in the second quarter of 2013. These decreases were primarily due to volume and revenue decreases from a large customer. Our Payment Services revenue decreased 5.8 percent to $3.2 million in the second quarter of 2014 from $3.4 million in the second quarter of 2013.
Net revenues. Total Transportation net revenues increased 12.2 percent to $483.6 million in the second quarter of 2014 from $431.1 million in the second quarter of 2013. Our Transportation net revenue margin increased to 15.9 percent in the second quarter of 2014 from 15.3 percent in the second quarter of 2013.
Our truckload net revenues increased 15.6 percent to $305.6 million in the second quarter of 2014 from $264.3 million in the second quarter of 2013; 95 percent of these revenues are derived from North America. Truckload volumes increased approximately four percent in the second quarter of 2014 compared to the second quarter of 2013. Our North American truckload volumes increased approximately three percent in the second quarter of 2014 compared to the second quarter of 2013. Truckload net revenue margin increased in the second quarter of 2014 compared to the second quarter of 2013, due primarily to increased rate per mile. In North America, excluding the estimated impacts of the change in fuel, our average truckload rate per mile charged to our customers increased approximately ten percent in the second quarter of 2014 compared to the second quarter of 2013. In North America, our truckload transportation costs increased approximately nine percent, excluding the estimated impacts of the change in fuel. These increases were largely the result of a change in the mix of our business, with higher growth in shorter-length haul freight compared to other types of truckload business. In general, a shorter length of haul invites higher customer rates and transportation costs per mile.
Our LTL net revenues increased 11.0 percent to $67.4 million in the second quarter of 2014 from $60.7 million in the second quarter of 2013. The increase was driven by an eight percent increase in total shipments and a slight increase in net revenue margin. This increase was partially the result of growth in the average size of LTL shipments, as well as a small increase in the length of haul for LTL shipments.
Our intermodal net revenue increased 9.5 percent to $10.9 million in the second quarter of 2014 from $9.9 million in the second quarter of 2013. This was primarily due to improved purchased transportation costs, a change in business mix, and a volume increase of one percent. Intermodal volumes were adversely impacted by railroad service levels.
Our ocean transportation net revenues increased 2.8 percent to $50.5 million in the second quarter of 2014 from $49.1 million in the second quarter of 2013. This increase in net revenues was primarily due to volume increases partially offset by a decrease in net revenue margin, due to excess capacity in the market.

Our air transportation net revenues increased 7.6 percent to $21.7 million in the second quarter of 2014 from $20.2 million in the second quarter of 2013. This increase was primarily due to volume increases and an increase in net revenue margin.
Our customs net revenues increased 5.6 percent to $10.3 million in the second quarter of 2014 from $9.8 million in 2013. This increase was primarily due to higher transaction volumes.
Other logistics services net revenues, which include transportation management services, warehousing, and small parcel, increased 0.7 percent to $17.2 million in the second quarter of 2014 from $17.1 million in the second quarter of 2013. This increase was driven by increases in transportation management services, partially offset by declines in other logistics services.
Sourcing net revenues decreased 10.0 percent to $34.9 million in the second quarter of 2014 from $38.8 million in the second quarter of 2013. We continued to experience volume and net revenue declines from a large customer. We expect the revenue declines with this large customer to continue throughout 2014. Volumes were also negatively impacted by the drought conditions in the U.S. West Coast. Our net revenue margin decreased to 7.6 percent in the second quarter of 2014 from 8.3 percent in the second quarter of 2013.
Payment Services net revenues decreased 4.2 percent to $2.6 million in the second quarter of 2014 from $2.7 million in the second quarter of 2013.
Operating expenses. Operating expenses increased 10.5 percent to $320.7 million in the second quarter of 2014 from $290.1 million in the second quarter of 2013. Operating expenses as a percentage of net revenues increased slightly to 61.5 percent in the second quarter of 2014 from 61.4 percent in the second quarter of 2013.
For the second quarter, personnel expenses increased 16.0 percent to $239.0 million in 2014 from $206.0 million in 2013. This was primarily due to increases in expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability and an increase in our average headcount of approximately four percent during the second quarter of 2014 compared to the second quarter of 2013.
For the second quarter, other selling, general, and administrative expenses decreased 2.9 percent to $81.7 million in 2014 from $84.1 million in 2013. This was due to a decrease in claims and travel expenses, partially offset by an increase in the provision for doubtful accounts related primarily to our increase in accounts receivable. In the second quarter of 2013, we recorded a $5.0 million charge related to the settlement of a contingent auto liability claim.
Income from operations. Income from operations increased 9.8 percent to $200.4 million in the second quarter of 2014 from $182.5 million in the second quarter of 2013. Income from operations as a percentage of net revenues decreased slightly to 38.5 percent in the second quarter of 2014 from 38.6 percent in the second quarter of 2013.
Interest and other expense. Interest and other expense was an expense of $6.3 million in the second quarter of 2014 compared to an expense of $0.6 million in the second quarter of 2013. The change was due primarily to the interest expense related the long-term notes issued during the third quarter of 2013.
Provision for income taxes. Our effective income tax rate was 38.9 percent for the second quarter of 2014 and 38.5 percent 2013. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
Net income. Net income increased 6.0 percent to $118.6 million in the second quarter of 2014 from $111.9 million in the second quarter of 2013. Basic and diluted net income per share increased 14.3 percent to $0.80 from $0.70.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Total revenues and direct costs. Our consolidated total revenues increased 5.8 percent in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Total Transportation revenues increased 7.8 percent to $5.8 billion in the six months ended June 30, 2014 from $5.4 billion in the six months ended June 30, 2013. This increase was driven by higher customer rates and increased volumes in many of our transportation modes. Total purchased transportation and related services increased 7.9 percent in the six months ended June 30, 2014 to $4.9 billion from $4.6 billion in the six months ended June 30, 2013. This increase was due to higher transportation costs and higher volumes in many of our transportation modes. Our Sourcing revenue decreased 6.8 percent to $796.6 million in the six months ended June 30, 2014 from $854.7 million in the six months ended June 30, 2013. Purchased products sourced for resale decreased 6.3 percent in the six months ended June 30, 2014 to $734.9 million from $784.1 million in the six months ended June 30, 2013. These decreases were primarily due to volume and revenue decreases from a large customer. Our Payment Services revenue decreased 5.4 percent to $6.3 million in the six months ended June 30, 2014 from $6.6 million in the six months ended June 30, 2013.

Net revenues. Total Transportation net revenues increased 6.9 percent to $911.4 million in the six months ended June 30, 2014 from $852.4 million in the six months ended June 30, 2013. Our Transportation net revenue margin decreased to 15.6 percent in the six months ended June 30, 2014 from 15.7 percent in the six months ended June 30, 2013.
Our truckload net revenues increased 8.0 percent to $575.4 million in the six months ended June 30, 2014 from $532.9 million in the six months ended June 30, 2013; 95 percent of these revenues are derived from North America. Truckload volumes increased approximately four percent in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Our North American truckload volumes increased approximately three percent. Truckload net revenue margin decreased in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due primarily to increased cost per mile. In North America, excluding the estimated impacts of the change in fuel, our average truckload rate per mile charged to our customers increased approximately 10 percent in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. In North America, our truckload transportation costs increased approximately 11 percent, excluding the estimated impacts of the change in fuel. These increases were largely the result of a change in the mix of our business, with higher growth in shorter-length haul freight compared to other types of truckload business. In general, a shorter length of haul invites higher customer rates and transportation costs per mile.
Our LTL net revenues increased 7.0 percent to $127.5 million in the six months ended June 30, 2014 from $119.2 million in the six months ended June 30, 2013. The increase in net revenues was driven by an increase in total shipments of approximately eight percent, partially offset by decreased net revenue margin. LTL net revenue margin decreased in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to carrier price increases.
Our intermodal net revenue increased 4.1 percent to $19.8 million in the six months ended June 30, 2014 from $19.0 million in the six months ended June 30, 2013. This was primarily due to improved improved customer pricing and purchased transportation costs, and a change in business mix, partially offset by volume declines.
Our ocean transportation net revenues increased 2.7 percent to $94.1 million in the six months ended June 30, 2014 from $91.6 million in the six months ended June 30, 2013. This increase in revenues was primarily due to volume increases partially offset by a decrease in net revenue margin, which was driven by market volatility and strong competition.
Our air transportation net revenues increased 6.0 percent to $39.2 million in the six months ended June 30, 2014 from $37.0 million in the six months ended June 30, 2013. This increase was primarily due to volume increases and an increase in net revenue margin.
Our customs net revenues increased 6.9 percent to $19.6 million in the six months ended June 30, 2014 from $18.4 million in June 30, 2013. This increase was primarily due to higher transaction volumes.
Other logistics services net revenues, which include transportation management services, warehousing, and small parcel, increased 4.4 percent to $35.8 million in the six months ended June 30, 2014 from $34.3 million in the six months ended June 30, 2013. This increase was driven by increases in transportation management services, partially offset by declines in other logistics services.
Sourcing net revenues decreased 12.5 percent to $61.7 million in the six months ended June 30, 2014 from $70.6 million in the six months ended June 30, 2013. We continued to experience volume and net revenue declines from a large customer. We expect the revenue declines with this large customer to continue throughout 2014. Sourcing volumes were also negatively impacted by the drought conditions in the U.S. West Coast. Our net revenue margin decreased to 7.8 percent in the six months ended June 30, 2014 from 8.3 percent in the six months ended June 30, 2013.
Payment Services net revenues decreased 4.3 percent to $5.1 million in the six months ended June 30, 2014 from $5.3 million in the six months ended June 30, 2013.
Operating expenses. Operating expenses increased 7.6 percent to $620.9 million in the six months ended June 30, 2014 from $577.1 million in the six months ended June 30, 2013. Operating expenses as a percentage of net revenues increased to 63.5 percent in the six months ended June 30, 2014 from 62.2 percent in the six months ended June 30, 2013.
Personnel expenses increased 9.7 percent to $459.3 million in the six months ended June 30, 2014 from $418.7 million in the six months ended June 30, 2013. This was due to an increase in expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability and an increase in our average headcount of approximately five percent.
Other selling, general, and administrative expenses increased 2.0 percent to $161.6 million in the six months ended June 30, 2014 from $158.5 million in the six months ended June 30, 2013. This was primarily driven by an increase in the provision for doubtful accounts, partially offset by a decrease in travel and claims expenses. In the second quarter of 2013, we recorded a $5.0 million charge related to the settlement of a contingent auto liability claim.
Income from operations. Income from operations increased 1.8 percent to $357.4 million in the six months ended June 30, 2014 from $351.2 million in the six months ended June 30, 2013. Income from operations as a percentage of net revenues decreased to 36.5 percent in the six months ended June 30, 2014 from 37.8 percent in the six months ended June 30, 2013.
Interest and other expense. Interest and other expense was an expense of $12.4 million in the six months ended June 30, 2014 compared to an expense of $0.6 million in the six months ended June 30, 2013. The change was due primarily to the interest expense related the long-term notes issued during the third quarter of 2013.
Provision for income taxes. Our effective income tax rate was 38.6 percent for the six months ended June 30, 2014 and June 30, 2013. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
Net income. Net income decreased 1.6 percent to $211.8 million in the six months ended June 30, 2014 from $215.2 million in the six months ended June 30, 2013. Basic and diluted net income per share increased 6.7 percent to $1.43 from $1.34.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. During the fourth quarter of 2012, we entered into a senior unsecured revolving credit facility for up to $500 million with a $500 million accordion feature, of which $400.0 million was outstanding as of June 30, 2014. During the third quarter of 2013, we entered into a Note Purchase Agreement to fund the ASR Agreements to repurchase $500.0 million worth of our common stock. We expect to use the revolving credit facility and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, dividends, and share repurchases. Cash and cash equivalents totaled $144.2 million and $162.0 million as of June 30, 2014 and December 31, 2013. Cash and cash equivalents held outside the United States totaled $67.1 million and $80.2 million as of June 30, 2014 and December 31, 2013. Working capital at June 30, 2014 and December 31, 2013 was $478.2 million and $394.5 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $128.4 million and $58.3 million of cash flow from operations during the six months ended June 30, 2014 and 2013. During the six months ended June 30, 2014, our cash flow from operations increased $70.1 million compared to the six months ended three months ended June 30, 2013. During the first quarter of 2013, we used $111.8 million to fund the payment of income taxes, primarily related to the gain recognized on the divestiture of our former subsidiary T-Chek Systems, Inc ("T-Chek").
Cash used for investing activities. We used $18.6 million and $3.3 million of cash during the six months ended June 30, 2014 and 2013 for investing activities.
We used $18.8 million and $22.6 million for capital expenditures during the six months ended June 30, 2014 and 2013 primarily for investments in information technology equipment to support our operating systems, including the purchase and development of software. These information technology investments are intended to improve efficiencies and help grow the business. Additionally, we completed construction on a new office building on our corporate campus in Eden Prairie, Minnesota during the first quarter of 2014. This building replaced space we leased in Eden Prairie. Total capitalized value of the building was approximately $18.5 million.
During the six months ended June 30, 2013, we received $19.1 million in cash from settlement of post-closing cash and working capital adjustments, in accordance with the Phoenix purchase agreement.
Cash used for financing activities. We used $127.5 million and generated $111.2 million of cash flow for financing activities during the six months ended June 30, 2014 and 2013.
During the six months ended June 30, 2014, we had net short term borrowings of $25.0 million. The outstanding balance on the revolving credit facility was $400.0 million as of June 30, 2014. We were in compliance with all of the credit facility's financial debt covenants as of June 30, 2014.

We used $104.9 million and $113.0 million to pay cash dividends during the six months ended June 30, 2014 and 2013. The decrease in 2014 was due to a decrease in outstanding shares compared to 2013.
We used $11.3 million and $47.9 million to acquire shares from employees through their withholding taxes resulting from the delivery of restricted equity during the six months ended June 30, 2014 and 2013.
We used $48.9 million and $96.4 million on share repurchases during the six months ended June 30, 2014 and 2013. In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of June 30, 2014, there were 11,950,542 shares remaining for future repurchases. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
Management believes that our available cash, together with expected future cash generated from operations, the amount available under our credit facility, and credit available in the market, will be sufficient to satisfy our anticipated needs for working capital, capital expenditures, and cash dividends in the foreseeable future. We also believe we could obtain funds under lines of credit or other forms of indebtedness on short notice, if needed.
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
Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $44.3 million as of June 30, 2014 increased compared to the allowance of $39.3 million as of December 31, 2013. This increase was primarily the result of the growth in our total receivable portfolio and a slight deterioration in our aging. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
Goodwill. We manage and report our operations as one operating segment. Our branches represent a series of components that are aggregated for the purpose of evaluating goodwill for impairment on an enterprise-wide basis. The fair value of the enterprise-wide reporting unit substantially exceeds the book value; therefore, we have determined that there is no indication of goodwill impairment as of June 30, 2014.

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
We had $144.2 million of cash and investments on June 30, 2014, consisting entirely of cash and cash equivalents. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $500 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or "prime" plus the applicable add-on percentage as defined. At June 30, 2014, there was $400.0 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement with various institutional investors with fixed rates consisting of: (i) $175,000,000 of the Company’s 3.97% Senior Notes, Series A, due August 27, 2023, (ii) $150,000,000 of the Company’s 4.26% Senior Notes, Series B, due August 27, 2028 and (iii) $175,000,000 of the Company’s 4.60% Senior Notes, Series C, due August 27, 2033. At June 30, 2014, there was $500.0 million outstanding on the notes.
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
The following table provides information about purchases by the company during the quarter ended June 30, 2014 of shares of the Company's common stock.

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2014 - April 30, 2014	2,375	$54.87	—	12,795,442
May 1, 2014 - May 31, 2014	340,223	58.96	338,100	12,457,342
June 1, 2014 - June 30, 2014	508,153	62.08	506,800	11,950,542
Second quarter 2014	850,751	$60.81	844,900	11,950,542

(a) The total number of shares purchased includes: (i) 844,900 shares of common stock purchased under the authorization described below; and (ii) 5,851 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(b) In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of June 30, 2014, there were 11,950,542 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3.	Defaults on Senior Securities
None

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information

None

ITEM 6.	Exhibits
Exhibits filed with this report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2014, formatted in XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2014.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By:	/s/ Chad M. Lindbloom
Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)