Form 10-Q
period 2014-09-30
C H ROBINSON WORLDWIDE INC
filed 2014-11-10
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
As of November 6, 2014, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 146,285,181.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(In thousands, except per share data)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$127,716	$162,047
Receivables, net of allowance for doubtful accounts of $46,102 and $39,292	1,640,634	1,449,581
Deferred tax asset	8,301	8,286
Prepaid expenses and other	48,065	44,571
Total current assets	1,824,716	1,664,485

Property and equipment, net	156,936	160,703
Goodwill	826,550	829,073
Other intangible assets, net	102,662	117,467
Other assets	30,920	31,090
Total assets	$2,941,784	$2,802,818

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$767,164	$685,890
Outstanding checks	54,965	69,117
Accrued expenses:
Compensation and profit-sharing contribution	108,153	85,247
Income taxes	13,961	11,681
Other accrued liabilities	39,959	43,046
Current portion of debt	345,000	375,000
Total current liabilities	1,329,202	1,269,981

Long-term debt	500,000	500,000
Noncurrent income taxes payable	21,994	21,584
Deferred tax liabilities	71,653	70,618
Other long term liabilities	218	911
Total liabilities	1,923,067	1,863,094

Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 178,325 and 179,030 shares issued, 146,641 and 150,197 outstanding	14,664	15,020
Additional paid-in capital	307,584	217,894
Retained earnings	2,593,010	2,413,833
Accumulated other comprehensive loss	(20,623)	(10,620)
Treasury stock at cost (31,684 and 28,833 shares)	(1,875,918)	(1,696,403)
Total stockholders’ investment	1,018,717	939,724
Total liabilities and stockholders’ investment	$2,941,784	$2,802,818
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Revenues:
Transportation	$3,069,056	$2,880,901	$8,911,683	$8,302,160
Sourcing	393,980	432,373	1,190,604	1,287,036
Payment Services	4,326	3,391	10,578	9,998
Total revenues	3,467,362	3,316,665	10,112,865	9,599,194
Costs and expenses:
Purchased transportation and related services	2,575,069	2,450,923	7,506,265	7,019,785
Purchased products sourced for resale	364,179	401,820	1,099,063	1,185,885
Purchased payment services	550	616	1,701	1,894
Personnel expenses	244,621	204,388	703,904	623,042
Other selling, general, and administrative expenses	79,606	82,563	241,242	241,051
Total costs and expenses	3,264,025	3,140,310	9,552,175	9,071,657
Income from operations	203,337	176,355	560,690	527,537
Interest and other expense	(6,204)	(2,635)	(18,587)	(3,284)
Income before provision for income taxes	197,133	173,720	542,103	524,253
Provision for income taxes	72,152	65,983	205,339	201,301
Net income	124,981	107,737	336,764	322,952

Other comprehensive (loss) gain	(8,924)	3,084	(10,003)	(2,550)
Comprehensive income	$116,057	$110,821	$326,761	$320,402

Basic net income per share	$0.85	$0.69	$2.28	$2.03
Diluted net income per share	$0.85	$0.69	$2.28	$2.03

Basic weighted average shares outstanding	146,646	156,924	147,661	158,820
Dilutive effect of outstanding stock awards	210	120	158	64
Diluted weighted average shares outstanding	146,856	157,044	147,819	158,884
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2014	2013
OPERATING ACTIVITIES
Net income	$336,764	$322,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,442	42,052
Provision for doubtful accounts	15,917	10,323
Stock-based compensation	33,561	10,856
Deferred income taxes	901	28,696
Gain on divestiture	(1,848)	—
Loss on sale/disposal of assets	568	227
Other long-term liabilities	—	5
Changes in operating elements (net of acquisitions):
Receivables	(206,970)	(197,468)
Prepaid expenses and other	(4,081)	(10,465)
Other non-current assets	270	—
Accounts payable and outstanding checks	67,125	103,226
Accrued compensation and profit-sharing contribution	23,058	(23,023)
Accrued income taxes	2,690	(94,027)
Other accrued liabilities	(6,075)	(10,425)
Net cash provided by operating activities	305,322	182,929

INVESTING ACTIVITIES
Purchases of property and equipment	(19,291)	(27,861)
Purchases and development of software	(5,845)	(6,375)
Acquisitions, net of cash acquired	—	19,126
Other	428	221
Net cash used for investing activities	(24,708)	(14,889)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	9,813	12,897
Stock tendered for payment of withholding taxes	(11,756)	(50,158)
Payment of contingent purchase price	—	(927)
Repurchase of common stock	(125,163)	(663,370)
Cash dividends	(157,590)	(167,130)
Excess tax benefit on stock-based compensation	6,202	26,180
Proceeds from short-term borrowings	3,498,000	3,054,023
Payments on short-term borrowings	(3,528,000)	(2,957,669)
Proceeds from long-term borrowings	—	500,000
Net cash used for financing activities	(308,494)	(246,154)

Effect of exchange rates on cash	(6,451)	(2,182)
Net decrease in cash and cash equivalents	(34,331)	(80,296)
Cash and cash equivalents, beginning of period	162,047	210,019
Cash and cash equivalents, end of period	$127,716	$129,723
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

NOTE 2: GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

Balance, December 31, 2013	$829,073
Foreign currency translation	(2,523)
Balance, September 30, 2014	$826,550

A summary of our other intangible assets, with finite lives, which include primarily customer relationships and non-competition agreements, is as follows (in thousands):

	September 30, 2014	December 31, 2013
Gross	$133,372	$148,917
Accumulated amortization	(32,585)	(33,325)
Net	$100,787	$115,592

Other intangible assets, with indefinite lives, are as follows (in thousands):

	September 30, 2014	December 31, 2013
Trademarks	$1,875	$1,875

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization expense	$4,690	$5,040	$14,529	$15,113

Intangible assets at September 30, 2014 will be amortized over the next seven years, and that expense is as follows (in thousands):

Remainder of 2014	$4,229
2015	16,939
2016	16,922
2017	16,726
2018	16,225
Thereafter	29,746
Total	$100,787

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
We had no Level 3 liabilities as of and during the periods ended September 30, 2014.

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
As of September 30, 2014 and December 31, 2013, we had $345.0 million and $375.0 million, respectively, in borrowings outstanding under the Credit Agreement, which is classified as a current liability on the consolidated balance sheet. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of 1.00 percent plus one-month LIBOR plus a specified margin). As of September 30, 2014, the variable rate equaled LIBOR plus 1.50 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The weighted average interest rate incurred on borrowings during the quarter ended September 30, 2014 was approximately 1.6 percent and at September 30, 2014 was approximately 1.7 percent. The weighted average interest rate incurred on borrowings during the quarter ended September 30, 2013 was approximately 1.3 percent and at September 30, 2013 was approximately 1.2 percent.
The Credit Agreement contains various restrictions and covenants. Among other requirements, we may not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated Total Capitalization, to be greater than 0.65 to 1.00. We were in compliance with all of the financial debt covenants as of September 30, 2014.
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
The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding the Company and its subsidiaries and various covenants, including covenants that require us to maintain specified financial ratios. The Note Purchase Agreement includes the following financial covenants: we will not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated Total Capitalization to be greater than 0.65 to 1.00; we will not permit the interest coverage ratio, as of the end of each of our fiscal quarters and for the twelve-month period ending, of (i) Consolidated EBIT (earnings before income taxes) to (ii) Consolidated Interest Expense to be less than 2.00 to 1.00; and we will not permit, as of the end of each of our fiscal quarters, Consolidated Priority Debt to exceed 15 percent of Consolidated Total Assets. We were in compliance with all of the financial debt covenants as of September 30, 2014.
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
The fair value of long-term debt approximated $525.1 million at September 30, 2014, based on observable market-based inputs compared to carrying value of $500.0 million. If our long-term debt was recorded at fair value, it would be classified as a Level 2 liability.
NOTE 5: INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2006.
Our effective tax rate for the three months ended September 30, 2014 and 2013 was 36.6 percent and 38.0 percent, respectively. The lower rate for the three months ended September 30, 2014 was primarily due to foreign tax credits. In addition, the effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit.

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
The delivery of 8.5 million shares of our common stock reduced our outstanding shares used to determine our weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the three and nine months ended September 30, 2014.

NOTE 7: STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$3,466	$(144)	$6,227	$476
Stock awards	13,249	657	25,602	8,499
Company expense on ESPP discount	423	458	1,732	1,881
Total stock-based compensation expense	$17,138	$971	$33,561	$10,856
On May 9, 2013, our shareholders approved our 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 3,400,000 shares plus the shares remaining available for future grants under the 1997 Plan as of May 9, 2013, can be granted under this plan. Approximately 4,942,000 shares were available for stock awards as of September 30, 2014. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash, generally become available again for issuance under the plan.
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
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of September 30, 2014, unrecognized compensation expense related to stock options was $36.7 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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
As of September 30, 2014, there is unrecognized compensation expense of $114.6 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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

Three Months Ended September 30, 2014
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
42,503	$2,396	$423

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

NOTE 9: CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in the Stockholders' investment on our condensed consolidated balance sheet. The recorded balance, net of taxes, at September 30, 2014 and December 31, 2013 was $20.6 million and $10.6 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency translation adjustment at September 30, 2014 and December 31, 2013.

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

RESULTS OF OPERATIONS
The following table summarizes our total revenues by service line (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% change	2014	2013	% change
Transportation	$3,069,056	$2,880,901	6.5%	$8,911,683	$8,302,160	7.3%
Sourcing	393,980	432,373	(8.9)%	1,190,604	1,287,036	(7.5)%
Payment Services	4,326	3,391	27.6%	10,578	9,998	5.8%
Total	$3,467,362	$3,316,665	4.5%	$10,112,865	$9,599,194	5.4%

The following table illustrates our net revenue margins by services and products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Transportation	16.1%	14.9%	15.8%	15.4%
Sourcing	7.6%	7.1%	7.7%	7.9%
Payment Services	87.3%	81.8%	83.9%	81.1%
Total	15.2%	14.0%	14.9%	14.5%

The following table summarizes our net revenues by service line (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% change	2014	2013	% change
Transportation
Truckload	$307,376	$265,509	15.8%	$882,774	$798,448	10.6%
LTL (1)	67,968	61,436	10.6%	195,482	180,638	8.2%
Intermodal	10,593	10,202	3.8%	30,396	29,223	4.0%
Ocean	57,380	49,692	15.5%	151,478	141,304	7.2%
Air	20,520	18,137	13.1%	59,721	55,107	8.4%
Customs	11,107	8,932	24.4%	30,751	27,307	12.6%
Other Logistics Services	19,043	16,070	18.5%	54,816	50,348	8.9%
Total Transportation	493,987	429,978	14.9%	1,405,418	1,282,375	9.6%
Sourcing	29,801	30,553	(2.5)%	91,541	101,151	(9.5)%
Payment Services	3,776	2,775	36.1%	8,877	8,104	9.5%
Total	$527,564	$463,306	13.9%	$1,505,836	$1,391,630	8.2%
(1) Less-than-truckload ("LTL")

The following table represents certain statements of operations data, shown as percentages of our net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	46.4%	44.1%	46.7%	44.8%
Other selling, general, and administrative expenses	15.1%	17.8%	16.1%	17.3%
Total operating expenses	61.5%	61.9%	62.8%	62.1%
Income from operations	38.5%	38.1%	37.2%	37.9%
Interest and other expense	(1.2)%	(0.6)%	(1.2)%	(0.2)%
Income before provision for income taxes	37.4%	37.5%	36.0%	37.7%
Provision for income taxes	13.7%	14.2%	13.6%	14.5%
Net income	23.7%	23.3%	22.4%	23.2%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Total revenues and direct costs. Our consolidated total revenues increased 4.5 percent in the third quarter of 2014 compared to the third quarter of 2013. Total Transportation revenues increased 6.5 percent to $3.1 billion in the third quarter of 2014 from $2.9 billion in the third quarter of 2013. The increase was driven by higher customer rates and increased volumes in many of our transportation modes. Total purchased transportation and related services increased 5.1 percent in the third quarter of 2014 to $2.6 billion from $2.5 billion in the third quarter of 2013. The increase was due to higher transportation costs and higher volumes in many of our transportation modes. Our Sourcing revenue decreased 8.9 percent to $394.0 million in the third quarter of 2014 from $432.4 million in the third quarter of 2013. Purchased products sourced for resale decreased 9.4 percent in the third quarter of 2014 to $364.2 million from $401.8 million in the third quarter of 2013. These decreases were primarily due to volume and revenue decreases from a large customer. Our Payment Services revenue increased 27.6 percent to $4.3 million in the third quarter of 2014 from $3.4 million in the third quarter of 2013. The increase was primarily driven by a rate increase on our cash advance option in July 2014.
Net revenues. Total Transportation net revenues increased 14.9 percent to $494.0 million in the third quarter of 2014 from $430.0 million in the third quarter of 2013. Our Transportation net revenue margin increased to 16.1 percent in the third quarter of 2014 from 14.9 percent in the third quarter of 2013.
Our truckload net revenues increased 15.8 percent to $307.4 million in the third quarter of 2014 from $265.5 million in the third quarter of 2013; approximately 95 percent of our total truckload net revenues are derived from North American operations. Our North American truckload volumes increased one percent in the third quarter of 2014 compared to the third quarter of 2013. Truckload net revenue margin increased in the third quarter of 2014 compared to the third quarter of 2013, due primarily to increased rate per mile. In North America, excluding the estimated impacts of the change in fuel, our average truckload rate per mile charged to our customers increased approximately ten percent in the third quarter of 2014 compared to the third quarter of 2013. In North America, our truckload transportation costs increased approximately eight percent, excluding the estimated impacts of the change in fuel. These increases were largely the result of market conditions and a change in the mix of our business.
Our LTL net revenues increased 10.6 percent to $68.0 million in the third quarter of 2014 from $61.4 million in the third quarter of 2013. The increase was driven by a seven percent increase in total shipments and increased customer pricing, partially offset by higher costs.
Our intermodal net revenue increased 3.8 percent to $10.6 million in the third quarter of 2014 from $10.2 million in the third quarter of 2013. The was primarily driven by increased operational efficiency and customer pricing.
Our ocean transportation net revenues increased 15.5 percent to $57.4 million in the third quarter of 2014 from $49.7 million in the third quarter of 2013. The increase in net revenues was primarily due to increased volumes and net revenue margin.

Our air transportation net revenues increased 13.1 percent to $20.5 million in the third quarter of 2014 from $18.1 million in the third quarter of 2013. The increase was primarily due to increased volumes and net revenue margin.
Our customs net revenues increased 24.4 percent to $11.1 million in the third quarter of 2014 from $8.9 million in 2013. The increase was primarily due to increased rates and transaction volumes.
Other logistics services net revenues, which include transportation management services, warehousing, and small parcel, increased 18.5 percent to $19.0 million in the third quarter of 2014 from $16.1 million in the third quarter of 2013. The increase was driven by transportation management services.
Sourcing net revenues decreased 2.5 percent to $29.8 million in the third quarter of 2014 from $30.6 million in the third quarter of 2013. We continued to experience volume and net revenue declines from a large customer. Our net revenue margin increased to 7.6 percent in the third quarter of 2014 from 7.1 percent in the third quarter of 2013.
Payment Services net revenues increased 36.1 percent to $3.8 million in the third quarter of 2014 from $2.8 million in the third quarter of 2013. The increase was primarily driven by a rate increase on our cash advance option in July 2014.
Operating expenses. Operating expenses increased 13.0 percent to $324.2 million in the third quarter of 2014 from $287.0 million in the third quarter of 2013. Operating expenses as a percentage of net revenues decreased slightly to 61.5 percent in the third quarter of 2014 from 61.9 percent in the third quarter of 2013.
For the third quarter, personnel expenses increased 19.7 percent to $244.6 million in 2014 from $204.4 million in 2013. This was primarily due to increases in expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability and an increase in our average headcount of 1.6 percent during the third quarter of 2014 compared to the third quarter of 2013.
For the third quarter, other selling, general, and administrative expenses decreased 3.6 percent to $79.6 million in 2014 from $82.6 million in 2013. This was due to decreases in travel and claims expenses.
Income from operations. Income from operations increased 15.3 percent to $203.3 million in the third quarter of 2014 from $176.4 million in the third quarter of 2013. Income from operations as a percentage of net revenues increased slightly to 38.5 percent in the third quarter of 2014 from 38.1 percent in the third quarter of 2013.
Interest and other expense. Interest and other expense was an expense of $6.2 million in the third quarter of 2014 compared to an expense of $2.6 million in the third quarter of 2013. The change was due primarily to the interest expense related the long-term notes issued during the third quarter of 2013 to fund share respurchases.
Provision for income taxes. Our effective income tax rate was 36.6 percent for the third quarter of 2014 and 38.0 percent 2013. The lower rate was primarily due to foreign tax credits.
Net income. Net income increased 16.0 percent to $125.0 million in the third quarter of 2014 from $107.7 million in the third quarter of 2013. Basic and diluted net income per share increased 23.2 percent to $0.85 from $0.69.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Total revenues and direct costs. Our consolidated total revenues increased 5.4 percent in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Total Transportation revenues increased 7.3 percent to $8.9 billion in the nine months ended September 30, 2014 from $8.3 billion in the nine months ended September 30, 2013. The increase was driven by higher customer rates and increased volumes in many of our transportation modes. Total purchased transportation and related services increased 6.9 percent in the nine months ended September 30, 2014 to $7.5 billion from $7.0 billion in the nine months ended September 30, 2013. The increase was due to higher transportation costs and higher volumes in many of our transportation modes. Our Sourcing revenue decreased 7.5 percent to $1.2 billion in the nine months ended September 30, 2014 from $1.3 billion in the nine months ended September 30, 2013. Purchased products sourced for resale decreased 7.3 percent in the nine months ended September 30, 2014 to $1.1 billion from $1.2 billion in the nine months ended September 30, 2013. These decreases were primarily due to volume and revenue decreases from a large customer. Our Payment Services revenue increased 5.8 percent to $10.6 million in the nine months ended September 30, 2014 from $10.0 million in the nine months ended September 30, 2013.
Net revenues. Total Transportation net revenues increased 9.6 percent to $1.4 billion in the nine months ended September 30, 2014 from $1.3 billion in the nine months ended September 30, 2013. Our Transportation net revenue margin increased to 15.8 percent in the nine months ended September 30, 2014 from 15.4 percent in the nine months ended September 30, 2013.

Our truckload net revenues increased 10.6 percent to $882.8 million in the nine months ended September 30, 2014 from $798.4 million in the nine months ended September 30, 2013; approximately 95 percent of these revenues are derived from North America. Truckload volumes increased approximately three percent in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Our North American truckload volumes increased approximately two percent. Truckload net revenue margin increased in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due primarily to increased rate per mile. In North America, excluding the estimated impacts of the change in fuel, our average truckload rate per mile charged to our customers increased approximately ten percent in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. In North America, our truckload transportation costs increased approximately ten percent, excluding the estimated impacts of the change in fuel. These increases were largely the result of market conditions and a change in the mix of our business.
Our LTL net revenues increased 8.2 percent to $195.5 million in the nine months ended September 30, 2014 from $180.6 million in the nine months ended September 30, 2013. The increase in net revenues was driven by an increase in total shipments of approximately seven percent, partially offset by decreased net revenue margin. LTL net revenue margin decreased in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to carrier price increases.
Our intermodal net revenue increased 4.0 percent to $30.4 million in the nine months ended September 30, 2014 from $29.2 million in the nine months ended September 30, 2013. This was primarily due to improved improved customer pricing and purchased transportation costs, and a change in business mix, partially offset by volume declines.
Our ocean transportation net revenues increased 7.2 percent to $151.5 million in the nine months ended September 30, 2014 from $141.3 million in the nine months ended September 30, 2013. The increase in revenues was primarily due to increased volumes.
Our air transportation net revenues increased 8.4 percent to $59.7 million in the nine months ended September 30, 2014 from $55.1 million in the nine months ended September 30, 2013. The increase was primarily due to increased volumes and net revenue margin.
Our customs net revenues increased 12.6 percent to $30.8 million in the nine months ended September 30, 2014 from $27.3 million in September 30, 2013. The increase was due to increased rates and transaction volumes.
Other logistics services net revenues, which include transportation management services, warehousing, and small parcel, increased 8.9 percent to $54.8 million in the nine months ended September 30, 2014 from $50.3 million in the nine months ended September 30, 2013. The increase was driven transportation management services, partially offset by declines in other logistics services.
Sourcing net revenues decreased 9.5 percent to $91.5 million in the nine months ended September 30, 2014 from $101.2 million in the nine months ended September 30, 2013. We continued to experience volume and net revenue declines from a large customer. Our net revenue margin decreased to 7.7 percent in the nine months ended September 30, 2014 from 7.9 percent in the nine months ended September 30, 2013.
Payment Services net revenues increased 9.5 percent to $8.9 million in the nine months ended September 30, 2014 from $8.1 million in the nine months ended September 30, 2013. The increase was primarily driven by a rate increase on our cash advance option in July 2014.
Operating expenses. Operating expenses increased 9.4 percent to $945.1 million in the nine months ended September 30, 2014 from $864.1 million in the nine months ended September 30, 2013. Operating expenses as a percentage of net revenues increased to 62.8 percent in the nine months ended September 30, 2014 from 62.1 percent in the nine months ended September 30, 2013.
Personnel expenses increased 13.0 percent to $703.9 million in the nine months ended September 30, 2014 from $623.0 million in the nine months ended September 30, 2013. This was due to an increase in expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability and an increase in our average headcount of approximately four percent.
Other selling, general, and administrative expenses increased 0.1 percent to $241.2 million in the nine months ended September 30, 2014 from $241.1 million in the nine months ended September 30, 2013.

Income from operations. Income from operations increased 6.3 percent to $560.7 million in the nine months ended September 30, 2014 from $527.5 million in the nine months ended September 30, 2013. Income from operations as a percentage of net revenues decreased to 37.2 percent in the nine months ended September 30, 2014 from 37.9 percent in the nine months ended September 30, 2013.
Interest and other expense. Interest and other expense was an expense of $18.6 million in the nine months ended September 30, 2014 compared to an expense of $3.3 million in the nine months ended September 30, 2013. The change was due primarily to the interest expense related the long-term notes issued during the third quarter of 2013.
Provision for income taxes. Our effective income tax rate was 37.9 percent for the nine months ended September 30, 2014 and 38.4 percent for the nine months ended September 30, 2013. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
Net income. Net income increased 4.3 percent to $336.8 million in the nine months ended September 30, 2014 from $323.0 million in the nine months ended September 30, 2013. Basic and diluted net income per share increased 12.3 percent to $2.28 from $2.03.
LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. During the fourth quarter of 2012, we entered into a senior unsecured revolving credit facility for up to $500 million with a $500 million accordion feature, of which $345.0 million was outstanding as of September 30, 2014. During the third quarter of 2013, we entered into a Note Purchase Agreement to fund the ASR Agreements to repurchase $500.0 million worth of our common stock. We expect to use the revolving credit facility and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, dividends, and share repurchases. Cash and cash equivalents totaled $127.7 million and $162.0 million as of September 30, 2014 and December 31, 2013. Cash and cash equivalents held outside the United States totaled $76.5 million and $80.2 million as of September 30, 2014 and December 31, 2013. Working capital at September 30, 2014 and December 31, 2013 was $495.5 million and $394.5 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $305.3 million and $182.9 million of cash flow from operations during the nine months ended September 30, 2014 and 2013. During the nine months ended September 30, 2014, our cash flow from operations increased $122.4 million compared to the nine months ended September 30, 2013. During the first quarter of 2013, we used $111.8 million to fund the payment of income taxes, primarily related to the gain recognized on the divestiture of our former subsidiary, T-Chek Systems, Inc ("T-Chek").
Cash used for investing activities. We used $24.7 million and $14.9 million of cash during the nine months ended September 30, 2014 and 2013 for investing activities.
We used $25.1 million and $34.2 million for capital expenditures during the nine months ended September 30, 2014 and 2013 primarily for investments in information technology equipment to support our operating systems, including the purchase and development of software. These information technology investments are intended to improve efficiencies and help grow the business. Additionally, we completed construction on a new office building on our corporate campus in Eden Prairie, Minnesota during the first quarter of 2014. This building replaced space we leased in Eden Prairie. Total capitalized value of the building was approximately $18.5 million.
During the nine months ended September 30, 2013, we received $19.1 million in cash from settlement of post-closing cash and working capital adjustments, in accordance with the acquisition of Phoenix International Freight Services, Ltd.
Cash used for financing activities. We used $308.5 million and $246.2 million of cash flow for financing activities during the nine months ended September 30, 2014 and 2013.
During the nine months ended September 30, 2014, we had repayments on short term borrowings of $30.0 million. The outstanding balance on the revolving credit facility was $345.0 million as of September 30, 2014. We were in compliance with all of the credit facility's financial debt covenants as of September 30, 2014.
We used $157.6 million and $167.1 million to pay cash dividends during the nine months ended September 30, 2014 and 2013. The decrease in 2014 was due to a decrease in outstanding shares compared to 2013.

We used $11.8 million and $50.2 million to acquire shares from employees through their withholding taxes resulting from the delivery of restricted equity during the nine months ended September 30, 2014 and 2013.
We used $125.2 million and $663.4 million on share repurchases during the nine months ended September 30, 2014 and 2013. During the third quarter of 2013, we repurchased $500.0 million of shares as part of the ASR Agreements entered into during the quarter. In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of September 30, 2014, there were 10,823,442 shares remaining for future repurchases. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
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
Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $46.1 million as of September 30, 2014 increased compared to the allowance of $39.3 million as of December 31, 2013. The increase was primarily the result of the growth in our total receivable portfolio and a slight deterioration in our aging. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
Goodwill. We manage and report our operations as one operating segment. Our branches represent a series of components that are aggregated for the purpose of evaluating goodwill for impairment on an enterprise-wide basis. The fair value of the enterprise-wide reporting unit substantially exceeds the book value; therefore, we have determined that there is no indication of goodwill impairment as of September 30, 2014.

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
We had $127.7 million of cash and investments on September 30, 2014, consisting entirely of cash and cash equivalents. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $500 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or "prime" plus the applicable add-on percentage as defined. At September 30, 2014, there was $345.0 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement with various institutional investors with fixed rates consisting of: (i) $175,000,000 of the Company’s 3.97% Senior Notes, Series A, due August 27, 2023, (ii) $150,000,000 of the Company’s 4.26% Senior Notes, Series B, due August 27, 2028 and (iii) $175,000,000 of the Company’s 4.60% Senior Notes, Series C, due August 27, 2033. At September 30, 2014, there was $500.0 million outstanding on the notes.
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
The following table provides information about purchases by the company during the quarter ended September 30, 2014 of shares of the Company's common stock.

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2014 - July 31, 2014	509,413	$64.97	506,900	11,443,642
August 1, 2014 - August 31, 2014	294,567	67.85	293,700	11,149,942
September 1, 2014 - September 30, 2014	329,313	67.15	326,500	10,823,442
Third quarter 2014	1,133,293	$66.35	1,127,100	10,823,442

(a) The total number of shares purchased includes: (i) 1,127,100 shares of common stock purchased under the authorization described below; and (ii) 6,193 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(b) In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of September 30, 2014, there were 10,823,442 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3.	Defaults on Senior Securities
None

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information

None

ITEM 6.	Exhibits
Exhibits filed with this report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2014, formatted in XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2014.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By:	/s/ Chad M. Lindbloom
Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)