Form 10-K
period 2014-12-31
C H ROBINSON WORLDWIDE INC
filed 2015-03-02
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $9,309,100,899 (based upon the closing price of $63.79 per common share on that date as quoted on The NASDAQ Global Select Market).
As of February 24, 2015, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 146,328,737.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 7, 2015 (the “Proxy Statement”), are incorporated by reference in Part III.

C.H. ROBINSON WORLDWIDE, INC.
ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2014

PART I

ITEM 1.	BUSINESS
Overview
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest third party logistics companies in the world with 2014 consolidated total revenues of $13.5 billion. We are a service company. We provide freight transportation services and logistics solutions to companies of all sizes, in a wide variety of industries. During 2014, we handled approximately 14.3 million shipments and worked with more than 46,000 active customers. We operate through a network of 281 offices in North America, Europe, Asia, and South America. We have developed global transportation and distribution networks to provide transportation and supply chain services worldwide. As a result, we have the capability of facilitating most aspects of the supply chain on behalf of our customers.
As a third party logistics provider, we enter into contractual relationships with a wide variety of transportation companies, and utilize those relationships to efficiently and cost-effectively transport our customers’ freight. We have contractual relationships with approximately 66,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), and air freight and ocean carriers. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate transportation for each shipment. Our model enables us to be flexible, provide solutions that optimize service for our customers, and minimize our asset utilization risk. As an integral part of our transportation services, we provide a wide range of value-added logistics services, such as freight consolidation, supply chain consulting and analysis, optimization, and reporting.
In addition to transportation, we provide sourcing services (“Sourcing”) through Robinson Fresh ("Robinson Fresh"). Our Sourcing business is primarily the buying, selling, and marketing of fresh fruits, vegetables, and other perishable items. It was our original business when we were founded in 1905. The foundation for much of our logistics expertise can be traced to our significant experience in handling produce and temperature controlled commodities. We supply fresh produce through our network of independent produce growers and suppliers. Our customers include grocery retailers and restaurants, produce wholesalers, and foodservice distributors. In many cases, we also arrange the logistics and transportation of the products we sell and provide related supply chain services, such as replenishment, category management, and merchandising. We have developed proprietary brands of produce and have exclusive licensing agreements to distribute fresh produce under recognized consumer brand names. The produce for these brands is sourced through our preferred grower network and packed to order through contract packing agreements. We have instituted quality assurance and monitoring procedures with each of these preferred growers.
Historically, we provided fee-based payment services ("Payment Services") primarily through our subsidiary, T-Chek Systems, Inc., ("T-Chek"). T-Chek provided a variety of payment management and business intelligence services primarily to motor carrier companies and to fuel distributors. Those services included funds transfer, fuel purchasing, and online expense management. For most of these services, T-Chek charged a fee per transaction. On October 16, 2012, we sold substantially all of the assets and transferred certain liabilities of T-Chek to Electronic Funds Source, LLC ("EFS"). We continue to generate Payment Services revenues from the cash advance option we offer our contracted carriers through continued agreements with EFS.
Our flexible business model has been the main driver of our historical results and has positioned us for continued growth. One of our competitive advantages is our network of 281 offices. Our employees are in close proximity to both customers and transportation providers, which gives them broad knowledge of their local markets and enables them to respond quickly to customers’ and transportation providers’ changing needs. Employees act as a team in their sales efforts, customer service, and operations. A significant portion of most employees’ compensation is performance-oriented, based on the profitability and their contributions to the success of the company. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity.
Our offices work together to complete transactions and collectively meet the needs of our customers. For large, multi-location customers, we often coordinate our efforts in one office and rely on multiple locations to deliver specific geographic or modal needs. As an example, approximately 48 percent of our truckload shipments are shared transactions between offices. Our methodology of providing services is very similar across all locations. The majority of our global network operates on a common technology platform that is used to match customer needs with supplier capabilities, to collaborate with other offices, and to utilize centralized support resources to complete all facets of the transaction.

Historically, we have grown primarily through internal growth, by increasing market share through the addition of new customers and expanding relationships with our current customers, adding new services, expanding our market presence and operations globally, and hiring additional employees. We have augmented our growth through selective acquisitions. In January 2015, we completed our acquisition of Freightquote.com, Inc. ("Freightquote"), a privately held freight broker based in Kansas City, Missouri. Freightquote provides services throughout North America. The acquisition enhances and brings synergies to our less-than-truckload and truckload businesses, and expands our e-commerce capabilities.
Our net revenues are our total revenues less purchased transportation and related services, including contracted motor carrier, rail, ocean, air, and other costs, and the purchase price and services related to the products we sell. Our net revenues are the primary indicator of our ability to source, add value, and sell services and products that are provided by third parties, and we consider them to be our primary performance measurement. Accordingly, the discussion of our results of operations focuses on the changes in our net revenues.

Transportation and Logistics Services
C.H. Robinson provides freight transportation and related logistics and supply chain services. Our services range from commitments on a specific shipment to much more comprehensive and integrated relationships. We execute these service commitments by hiring and training people, developing proprietary systems and technology processes, and utilizing our network of contracted transportation providers, including, but not limited to, contract motor carriers, railroads, air freight carriers, and ocean carriers. We make a profit on the difference between what we charge to our customers for the totality of services provided to them and what we pay to the transportation providers to handle or transport the freight. While industry definitions vary, given our extensive contracting to create a flexible network of solutions, we are generally referred to in the industry as a third party logistics company.
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

•	Air-As a certified indirect air carrier ("Indirect Air Carrier") or freight forwarder, we organize air shipments and provide door-to-door service.

•	Customs-Our customs brokers are licensed and regulated by U.S. Customs and Border Protection to assist importers and exporters in meeting federal requirements governing imports and exports.

•	Other Logistics Services-We provide fee-based managed services, warehousing services, small parcel, and other services.
Customers communicate their freight needs, typically on a shipment-by-shipment basis, to the C.H. Robinson team responsible for their account. The team ensures that all appropriate information about each shipment is available in our proprietary operating system. This information is entered by our employees, by the customer through our web tools, or received electronically from the customers' systems. With the help of information provided by our operating system, the salesperson then selects a contracted carrier or carriers, based upon his or her knowledge of the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Based on the information he or she has about the market and rates, the salesperson may either determine an appropriate price at that point or wait to communicate with a contracted carrier directly before setting a price. In many cases, employees from different offices collaborate to hire the appropriate contracted carrier for our customers’ freight, and the offices agree to an internal profit split.
Once the contracted carrier is selected, the salesperson communicates with the contract carrier to agree on the cost for the transportation and the contract carrier’s commitment to provide the transportation. We are in contact with the contract carrier through numerous means of communication to meet our customers’ requirements as well as track the status of the shipment from origin to delivery.
For most of our transportation and logistics services, we are a service provider. By accepting the customer’s order, we accept certain responsibilities for transportation of the shipment from origin to destination. The carrier’s contract is with us, not the customer, and we are responsible for prompt payment of freight charges. In the cases where we have agreed (either contractually or otherwise) to pay for claims for damage to freight while in transit, we pursue reimbursement from the contracted carrier for the claims. In our managed services business, we are acting as the shipper’s agent. In those cases, the carrier’s contract is typically with the customer, and we collect a fee for our services.
As a result of our logistics capabilities, some of our customers have us handle all, or a substantial portion, of their freight transportation requirements. Our employees price our services to provide a profit to us for the totality of services performed for the customer. In some cases, our services to the customer are priced on a spot market, or transactional, basis. In a number of instances, we have contracts with the customer in which we agree to handle an estimated number of shipments, usually to specified destinations, such as from the customer’s plant to a distribution center. Our commitments to handle the shipments are usually at pre-determined rates. Most of our rate commitments are for one year or less and allow for renegotiation. As is typical in the transportation industry, most of these contracts do not include specific volume commitments. When we enter into prearranged rate agreements for truckload services with our customers, we usually have fuel surcharge agreements, in addition to the underlying line-haul portion of the rate.
We purchase the majority of our truckload services from our contract truckload carriers on a spot market or transactional basis, even when we are working with the customer on a contractual basis. When we enter into spot transactions with contract motor carriers, we generally negotiate a mutually agreed-upon total market rate that includes all costs, including any applicable fuel expense. However, if requested by the contract carrier, we will estimate and report fuel separately. In a small number of cases, we may get advance commitments from one or more contract carriers to transport contracted shipments for the length of our customer contract. In those cases, where we have prearranged rates with contract carriers, there is a calculated fuel surcharge based on a mutually agreed-upon formula.
In the course of providing day-to-day transportation services, our employees often identify opportunities for additional logistics services as they become more familiar with our customers’ daily operations and the nuances of our customers’ supply chains. We offer a wide range of logistics services on a worldwide basis that reduce or eliminate supply chain inefficiencies. We will analyze the customers’ current transportation rate structures, modes of shipping, and carrier selection. We can identify opportunities to consolidate shipments for cost savings. We will suggest ways to improve operating and shipping procedures and manage claims. We can help customers minimize storage through crossdocking and other flow-through operations. We may also examine the customers’ warehousing and dock procedures. Many of these services are bundled with underlying transportation services and are not typically priced separately. They are usually included as a part of the cost of transportation services provided by us, based on the nature of the customer relationship. In addition to these transportation services, we may provide additional logistics services, such as contract warehousing, consulting, transportation management, and other services, for which we are usually paid separately.
As we have emphasized integrated logistics solutions, our relationships with many customers have broadened, and we have become a key provider to them by managing a greater portion of their supply chains. We may serve our customers through specially created teams and through several locations. Our transportation services are provided to numerous international customers through our worldwide network. See Note 1 to our 2014 consolidated financial statements included in Part II, Item 8 of this report for an allocation of our total revenues from domestic and foreign customers for the years ended December 31, 2014, 2013, and 2012 and our long-lived assets as of December 31, 2014, 2013, and 2012 in the United States and in foreign locations.

The table below shows our net revenues by transportation mode for the periods indicated:
Transportation Net Revenues

Year Ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Truckload	$1,177,990	$1,054,565	$1,060,120	$1,037,876	$919,787
LTL	258,884	239,477	224,160	198,735	156,460
Intermodal	40,631	39,084	38,815	41,189	36,550
Ocean	208,422	187,671	84,924	66,873	60,763
Air	79,125	73,089	44,444	39,371	42,315
Customs	41,575	36,578	18,225	13,100	11,866
Other Logistics Services	73,097	67,931	57,449	46,772	45,388
Total	$1,879,724	$1,698,395	$1,528,137	$1,443,916	$1,273,129
Transportation services accounted for approximately 94 percent of our net revenues in 2014, 93 percent in 2013, and 89 percent of our net revenues in 2012. The increases in ocean, air, and customs revenues in 2012 and 2013 are primarily related to our acquisition of Phoenix International Freight Services, Ltd., ("Phoenix"), on November 1, 2012.

Sourcing
Since we were founded in 1905, we have been in the business of sourcing fresh produce. Much of our logistics expertise can be traced to our significant experience in handling produce and other perishable commodities. Because of its perishable nature, produce must be rapidly packaged, carefully transported within tight timetables, usually in temperature controlled equipment, and quickly distributed to replenish high-turnover inventories maintained by retailers, wholesalers, foodservice companies, and restaurants. In many instances, we consolidate individual customers’ produce orders into truckload quantities at the point of origin and arrange for transportation of the truckloads, often to multiple destinations.
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
Sourcing accounted for approximately six percent of our net revenues in 2014, seven percent of our net revenues in 2013, and eight percent of our net revenues in 2012.

Payment Services
On October 16, 2012, we sold substantially all of the operations of T-Chek, which represented a majority of our Payment Services. However, we still earn Payment Services revenues when we advance money to our contract carriers.
Payment Services accounted for less than one percent of our net revenues in 2014 and 2013, and three percent of our net revenues in 2012.

Organization
Branch Office Network. To keep us close to our customers and markets, we operate through a network of offices. We currently have 281 branches in the following areas of the world:

Region	Number of Branches
North America	184
Europe	52
Asia	39
South America	6
Each is responsible for its own growth and profitability. Our employees are responsible for developing new business, negotiating and pricing services, receiving and processing service requests from customers, and negotiating with carriers to provide the transportation requested. In addition to routine transportation, employees are often called upon to handle customers’ unusual, seasonal, and emergency needs. Shipments to be transported by truck are priced at the local level, and locations cooperate with each other to hire contract carriers to provide transportation. Employees may rely on expertise in other offices when contracting LTL, intermodal, ocean, and air shipments. Multiple offices may also work together to service larger, national accounts where the expertise and resources of more than one office are required to meet the customer’s needs. Their efforts are usually coordinated by one “lead” office on the account.
Employees both sell to and service their customers. Sales opportunities are identified through our internal database, referrals from current customers, leads generated by people through knowledge of their local and regional markets, and company marketing efforts. Employees are also responsible for recruiting new over the road contract carriers, who are referred to our centralized carrier services group to confirm they are properly licensed and insured and have acceptable Federal Motor Carrier Safety Administration ("FMCSA") issued safety ratings.
Network Employees. Each office is responsible for its hiring and headcount decisions, based on the needs of their office and to balance personnel resources with business requirements. Because the quality of our employees is essential to our success, we are highly selective in our recruiting and hiring. To support our hiring processes, we have a corporate recruiting group that develops a pipeline of qualified candidates that managers can draw from. Our applicants typically have college degrees, and some have business experience, although not necessarily within the transportation industry.
Early in their tenure, most newly-hired employees go through centralized training that emphasizes development of the skills necessary to become productive members of a team, including technology training on our proprietary systems and our customer service philosophy. Centralized training is followed by ongoing, on-the-job training. We expect most new employees to start contributing in a matter of weeks.
Employees operate and are compensated in large part on a team basis. The team structure is motivated by our performance-based compensation system, in which a significant portion of the cash compensation of most branch managers and employees is dependent on the profitability of their particular branch. They are paid a performance-based bonus, which is a portion of the branch’s earnings for that calendar year. The percentage they can potentially earn is predetermined in an annual bonus contract and is based on their productivity and contributions to the overall success of the office. Within our 401(k) plan, employees can also receive profit sharing contributions that depend on our overall profitability and other factors. In some special circumstances, such as opening new branches, we may guarantee a level of compensation to the manager and key employees for a short period of time.
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
Employees benefit both through the growth and profitability of individual offices and by achieving individual goals. They are motivated by the opportunity to advance in a variety of career paths, including management, corporate sales, and customer and carrier account management. We have a “promote from within” philosophy and fill nearly all management positions with current employees.
Shared Services. Our offices are supported by our shared and centralized services. Approximately ten percent of our employees provide shared services in centralized centers. Approximately 45 percent of these shared services employees are information technology personnel who develop and maintain our proprietary operating system software and our wide area network.

Executive Officers
The Board of Directors designates the executive officers annually. Below are the names, ages, and positions of the executive officers:

Name	Age	Position
John P. Wiehoff	53	Chief Executive Officer, President, and Chairman of the Board
Ben G. Campbell	49	Chief Legal Officer and Secretary
Bryan D. Foe	47	President of C.H. Robinson Europe
Angela K. Freeman	47	Chief Human Resources Officer
Jordan Kass	42	President of Managed Services
James P. Lemke	47	President of Robinson Fresh
Chad M. Lindbloom	50	Chief Information Officer and Chief Financial Officer
Christopher J. O'Brien	47	Chief Commercial Officer
Stéphane D. Rambaud	50	President of Global Freight Forwarding
Scott A. Satterlee	46	President of North American Surface Transportation

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

Ben G. Campbell was named chief legal officer and secretary in January 2015. Previous positions with the company include vice president, general counsel and secretary from January 2009 to December 2014 and assistant general counsel from February 2004 to December 2008. Ben joined C.H. Robinson in 2004. Before coming to C.H. Robinson, Ben was a partner at Rider Bennett, LLP, in Minneapolis, MN. Ben holds a Bachelor of Science degree from St. John's University and a Juris Doctor from William Mitchell College of Law.

Bryan D. Foe was named president of C.H. Robinson Europe in July 2012. He has served as a vice president since 2005. Additional positions with C.H. Robinson include president of T-Chek Systems, Inc., and manager of the Valley Forge, PA, and Grand Rapids, MI, offices. Bryan joined the company in 1990. He also served as a Research Advisory Committee Member for the American Transportation Research Institute and past treasurer of the Detroit Intermodal Association. He attended the Detroit College of Business.

Angela K. Freeman was named chief human resources officer in January 2015. Prior to that, she served as vice president of human resources from August 2012 to December 2014. Additional positions with C.H. Robinson include vice president of investor relations and public affairs from January 2009 to August 2012 and director of investor relations and director of marketing communications. She also serves as the president of the C.H. Robinson Worldwide Foundation. Prior to joining C.H. Robinson in 1998, Angela was with McDermott/O’Neill & Associates, a Boston-based public affairs firm. She holds a Bachelor of Arts degree and a Bachelor of Science degree from the University of North Dakota, and a Master of Science from the London School of Economics. Angela also serves on the Board of Directors of Community Health Charities of Minnesota and of the non-profit organization LeadersUp.

Jordan Kass was named president of managed services in January 2015. He previously served as vice president of management services. Additional positions with C.H. Robinson include director of TMC. Jordan began his career in 1994 at American Backhaulers and subsequently joined C.H. Robinson in 2000 following our acquisition of American Backhaulers. Jordan holds a Bachelor of Arts degree from Indiana University.

James P. Lemke was named president of Robinson Fresh in January 2015. Prior to that, he served as senior vice president from December 2007 to December 2014, having previously served as vice president, Sourcing since 2003. Prior to that time, he served as the vice president and manager of C.H. Robinson's corporate procurement and distribution services. Jim joined the company in 1989. Jim holds a Bachelor of Arts degree in International Relations from the University of Minnesota. Jim also serves on the Foundation Board of the United Fresh Produce Association. He also serves as a director for the Children’s Theatre Company.

Chad M. Lindbloom was named chief information officer in January 2015. He was named chief financial officer in 1999 and will continue to serve as CFO until his successor is identified and appointed. From June 1998 until December 1999, he served as corporate controller. Chad joined the company in 1990. Chad holds a Bachelor of Science degree and a Masters of Business Administration from the Carlson School of Management at the University of Minnesota.

Christopher J. O'Brien was named chief commercial officer in January 2015. Prior to that, he served as a senior vice president from May 2012 to December 2014. He has served as a vice president since May 2003. Additional positions with C.H. Robinson include president of the company’s European division and manager of the Raleigh, NC, office. Christopher joined the company in 1993. He holds a Bachelor of Arts degree from Alma College in Michigan. Christopher also serves on the Board of Trustees of the University of Minnesota’s Landscape Arboretum.

Stéphane Rambaud was named president of global freight forwarding in January 2015. Prior to that, he served as senior vice president of C.H. Robinson from November 2012 to December 2014 and as chief executive officer for Phoenix International, a privately-held international freight forwarder, which was acquired by C.H. Robinson in November 2012. Stéphane joined Phoenix International in 1985 and prior to becoming chief executive officer in 2007, he served as president from 2003 to 2007 and chief operating officer from 2000 to 2003. Stéphane completed his education at International Commerce at Académie Commerciale Internationale in Paris, France.

Scott A. Satterlee was named president of North American Surface Transportation in January 2015. Prior to that, he served as senior vice president from December 2007 to December 2014. He has served as an executive and officer of C.H. Robinson since February 2002. Additional positions with C.H. Robinson include director of operations and manager of the Salt Lake City office. Scott joined the company in 1991. Scott holds a Bachelor of Arts degree from the University of St. Thomas. Scott also serves on the Board of Directors of Fastenal (NASDAQ: FAST), a large fastener distributor.

Employees
As of December 31, 2014, we had a total of 11,521 employees, 10,300 of whom were located in our branch offices. Services such as finance, information technology, legal, marketing, and human resource support are supported centrally.

Customer Relationships
We work to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing them with a full range of logistics services. During 2014, we served over 46,000 active customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries.
During 2014, our largest customer accounted for approximately two percent of total revenues and approximately one percent of net revenues. In recent years, we have grown by adding new customers and by increasing our volumes with, and providing more services to, our existing customers.
We seek additional business from existing customers and pursue new customers based on our knowledge of the marketplace and the range of logistics services that we can provide. We believe that our account management disciplines and decentralized structure enable our employees to better serve our customers by combining a broad knowledge of logistics and market conditions with a deep understanding of the specific supply chain issues facing individual customers and certain vertical industries. With the guidance of our executive and shared services teams, offices are given significant latitude to pursue opportunities and to commit our resources to serve our customers.
In 2014, we continued to expand our corporate sales, account management, and marketing support to enhance sales capabilities. The network also calls on our executives and our corporate sales staff to support them in the pursuit of new business with companies that have more complex logistics requirements.

Relationships with Transportation Providers
We continually work on establishing contractual relationships with qualified transportation providers that also meet our service requirements to provide dependable services, favorable pricing, and contract carrier availability during periods when demand for transportation equipment is greater than the supply. Because we own very little transportation equipment and do not employ the people directly involved with the delivery of our customers’ freight, these relationships are critical to our success.

In 2014, we worked with approximately 66,000 transportation providers worldwide, of which the vast majority are contracted motor carriers. To strengthen and maintain our relationships with motor carriers, our employees regularly communicate with carriers and try to assist them by increasing their equipment utilization, reducing their empty miles, and repositioning their equipment. To make it easier for contract carriers to work with us, we have a policy of payment upon receipt of proof of delivery. For those contract carriers who would like a faster payment, we also offer payment within 48 hours of receipt of proof of delivery in exchange for a discount, along with offering in-trip cash advances.
Contracted motor carriers provide access to dry vans, temperature controlled vans, and flatbeds. These contract carriers are of all sizes, including owner-operators of a single truck, small and mid-size fleets, private fleets, and the largest national trucking companies. Consequently, we are not dependent on any one contract carrier. Our largest truck transportation provider was approximately two percent of our total cost of transportation in 2014. Motor carriers that had fewer than 100 tractors transported approximately 83 percent of our truckload shipments in 2014. Every motor carrier with which we do business is required to execute a contract that establishes that the carrier is acting as an independent contractor. At the time the contract is executed, and daily, through subscriptions with a third party service, we confirm that each motor carrier is properly licensed and insured, has the necessary federally-issued authority to provide transportation services, and has the ability to provide the necessary level of service on a dependable basis. Our motor carrier contracts require that the motor carrier issue invoices only to and accept payment solely from us for the shipments that they transport under their contract with us, and allow us to withhold payment to satisfy previous claims or shortages. Our standard contracts do not include volume commitments, and the initial contract rate is modified each time we confirm an individual shipment with a carrier.
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
We operate both as a consolidator and as a transactional Indirect Air Carrier ("IAC") internationally and in North America. We select air carriers and provide for local pickup and delivery of shipments. We execute our air freight services through our relationships with air carriers, through charter services, block space agreements, capacity space agreements, and transactional spot market negotiations. Through charter services, we contract part or all of an airplane to meet customer requirements. Our block space agreements and capacity space agreements are contracts for a defined time period. The contracts include fixed allocations for predetermined flights at agreed upon rates that are reviewed periodically throughout the year. The transactional negotiations afford us the ability to capture excess capacity at prevailing market rates for a specific shipment.

Competition
The transportation services industry is highly competitive and fragmented. We compete against a large number of logistics companies, trucking companies, property freight brokers, carriers offering logistics services, NVOCCs, IACs, and freight forwarders. We also buy from and sell transportation services to companies that compete with us.
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

Seasonality
Historically, our operating results have been subject to seasonal trends. In recent years, including 2014, operating income and earnings have been lower in the first quarter than in the other three quarters. However, this was not our experience in 2013 or 2012. 2012 would have followed this pattern, but our fourth quarter results were impacted by certain significant event-specific charges and credits related to our acquisitions and divestitures. We believe this pattern has been the result of, or influenced by, numerous factors, including national holidays, weather patterns, consumer demand, economic conditions, and other similar and subtle forces. Although seasonal changes in the transportation industry have not had a significant impact on our cash flow or results of operations, we expect this trend to continue and we cannot guarantee that it will not adversely impact us in the future.

Proprietary Information Technology and Intellectual Property
Our information systems are essential to efficiently communicate, service our customers and contracted carriers, and manage our business. In 2014, we executed approximately 14.3 million shipments for more than 46,000 active customers and 66,000 contract carriers.
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
The CHRWTrucks® web-based platform provides contracted carriers additional access to our systems. Contract carriers can access available freight, perform online check calls, keep track of receivables, and upload scanned documentation. Many of our carriers' favorite features from CHRWTrucks® are also available through our CHRWTrucks® mobile application available for Android and IOS mobile operating systems.
Our systems help our employees service customer orders, select the optimal mode of transportation, build and consolidate shipments, and identify appropriate carriers, all based on customer-specific service parameters. Our systems provide our vast organization the necessary business intelligence to allow for real time scorecards and necessary decision support in all areas of our business.

Government Regulation
Our operations may be regulated and licensed by various federal, state, and local transportation agencies in the United States and similar governmental agencies in foreign countries in which we operate.

We are subject to licensing and regulation as a property freight broker and are licensed by the U.S. Department of Transportation (“DOT”) to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. We are also subject to regulation by the Federal Maritime Commission as an ocean freight forwarder and an NVOCC and we maintain separate bonds and licenses for each. We operate as a Department of Homeland Security certified Indirect Air Carrier, providing air freight services, subject to commercial standards set forth by the International Air Transport Association and federal regulations issued by the Transportation Security Administration. We provide customs brokerage services as a customs broker under a license issued by the Bureau of U.S. Customs and Border Protection. We also have and maintain other licenses as required by law.
Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, some intrastate shipments for which we arrange transportation may be subject to additional licensing, registration, or permit requirements. We generally contractually require and/or rely on the carrier transporting the shipment to ensure compliance with these types of requirements. We, along with the contracted carriers that we rely on in arranging transportation services for our customers, are also subject to a variety of federal and state safety and environmental regulations. Although compliance with the regulations governing licensees in these areas has not had a materially adverse effect on our operations or financial condition in the past, there can be no assurance that such regulations or changes thereto will not adversely impact our operations in the future. Violation of these regulations could also subject us to fines, as well as increased claims liability.
We buy and sell fresh produce under licenses issued by the U.S. Department of Agriculture as required by the Perishable Agricultural Commodities Act (“PACA”). Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations.
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
As a property freight broker, we are not legally liable for damage to our customers’ cargo. In our customer contracts, we may agree to assume cargo liability up to a stated maximum. We typically do not assume cargo liability to our customers above minimum industry standards in our international freight forwarding, ocean transportation, air freight businesses on international shipments, and domestic air shipments. We do offer our customers the option to purchase shippers interest coverage to insure goods in transit. When we agree to store goods for our customers for longer terms, we provide limited warehouseman’s coverage to our customers and contract for warehousing services from companies that provide us the same degree of coverage.
We maintain a broad cargo liability insurance policy to help protect us against catastrophic losses that may not be recovered from the responsible contracted carrier. We also carry various liability insurance policies, including automobile and general liability, with a $200 million umbrella. Our contingent automobile liability coverage has a retention of $5 million per incident.
As a seller of produce, we may, under certain circumstances, have legal responsibility arising from produce sales. We carry product liability coverage under our general liability and umbrella policies to cover tort claims. The deductible on our general liability coverage is $250,000 per incident. In addition, in the event of a recall, we may be required to bear the costs of repurchasing, transporting, and destroying any allegedly contaminated product, as well as potential consequential damages which were generally not insured. Beginning in 2012, we carry product recall insurance coverage of $50 million. This policy has a retention of $5 million per incident.

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

Cautionary Statement Relevant to Forward-Looking Information
This Annual Report on Form 10-K, including our financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report, and other documents incorporated by reference, contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K and in our other filings with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of any of our executive officers, the words or phrases “believes,” “may,” “could,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects,” or similar expressions and variations thereof are intended to identify such forward-looking statements.
Except for the historical information contained in this Form 10-K, the matters set forth in this document may be deemed to be forward-looking statements that represent our expectations, beliefs, intentions, or strategies concerning future events. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience or our present expectations, including, but not limited to, such factors such as changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel price increases or shortages; the impact of war on the economy; changes to our capital structure, and other risks and uncertainties, including those described below. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update these statements in light of subsequent events or developments.

ITEM 1A.	RISK FACTORS

The following are important factors that could affect our financial performance and could cause actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this 10-K. We may also refer to this disclosure to identify factors that may cause actual results to differ from those expressed in other forward-looking statements, including those made in oral presentations such as telephone conferences and webcasts open to the public.
Economic recessions could have a significant, adverse impact on our business. The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest rate fluctuations, and other economic factors beyond our control. Deterioration in the economic environment subjects our business to various risks, which may have a material and adverse impact on our operating results and cause us to not reach our long-term growth goals:

•
Decrease in volumes-A reduction in overall freight volumes in the marketplace reduces our opportunities for growth. A significant portion of our freight is transactional or “spot” market opportunities. The transactional market may be more impacted than the freight market by overall economic conditions. In addition, if a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, particularly among certain national retailers or in the food, beverage, retail, manufacturing, paper, or printing industries, our operating results could be adversely affected.

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

•
Expense management-We may not be able to appropriately adjust our expenses to changing market demands. Personnel expenses are our largest expense. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing levels to our business needs. In addition, we have other expenses that are fixed for a period of time, and we may not be able to adequately adjust them in a period of rapid change in market demand.

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
Changing fuel costs and interruptions of fuel supplies may have an impact on our net revenue margins. In our truckload transportation business, which is the largest source of our net revenues, fluctuating fuel prices may result in decreased net revenue margin. While our different pricing arrangements with customers and contracted carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through cost to our truckload business. In times of fluctuating fuel prices, our net revenue margin declines.
Our dependence on third parties to provide equipment and services may impact the delivery and quality of our transportation and logistics services. We do not employ the people directly involved in delivering our customers’ freight. We depend on independent third parties to provide truck, rail, ocean, and air services and to report certain events to us, including delivery information and freight claims. These independent third parties may not fulfill their obligations to us, preventing us from meeting our commitments to our customers. This reliance also could cause delays in reporting certain events, including recognizing revenue and claims. In addition, if we are unable to secure sufficient equipment or other transportation services from third parties to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control including:

•	equipment shortages in the transportation industry, particularly among contracted truckload carriers;

•	changes in regulations impacting transportation;

•	disruption in the supply or cost of fuel;

•	reduction or deterioration in rail service; and

•	unanticipated changes in transportation rates.
We are subject to negative impacts of changes in political and governmental conditions. Our operations are subject to the influences of significant political, governmental, and similar changes and our ability to respond to them, including:

•	changes in political conditions and in governmental policies;

•	changes in and compliance with international and domestic laws and regulations; and

•	wars, civil unrest, acts of terrorism, and other conflicts.
We may be subject to negative impacts of catastrophic events. A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber-attack, heightened security measures, actual or threatened, terrorist attack, strike, civil unrest, pandemic or other catastrophic event could cause delays in providing services or performing other critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or information systems could harm our ability to conduct normal business operations and adversely impact our operating results.
Our international operations subject us to operational and financial risks. We provide services within and between foreign countries on an increasing basis. Our business outside of the United States is subject to various risks, including:

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

As we continue to expand our business internationally, we expose the company to increased risk of loss from foreign currency fluctuations and exchange controls, as well as longer accounts receivable payment cycles. Foreign currency fluctuations could result in currency translation exchange gains or losses or could affect the book value of our assets and liabilities. Furthermore, we may experience unanticipated changes to our income tax liabilities resulting from changes in geographical income mix and changing international tax legislation. We have limited control over these risks, and if we do not correctly anticipate changes in international economic and political conditions, we may not alter our business practices in time to avoid adverse effects.
Our ability to appropriately staff and retain employees is important to our variable cost model. Our continued success depends upon our ability to attract and retain a large group of motivated salespeople and other logistics professionals. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing level to our business needs. We cannot guarantee that we will be able to continue to hire and retain a sufficient number of qualified personnel. Because of our comprehensive employee training program, our employees are attractive targets for new and existing competitors. Continued success depends in large part on our ability to develop successful employees into managers.
We face substantial industry competition. Competition in the transportation services industry is intense and broad-based. We compete against logistics companies, as well as transportation providers that own equipment, third party freight brokers, internet matching services, internet freight brokers, and carriers offering logistics services. We also compete against carriers’ internal sales forces. In addition, customers can bring in-house some of the services we provide to them. We often buy and sell transportation services from and to many of our competitors. Increased competition could reduce our market opportunity and create downward pressure on freight rates, and continued rate pressure may adversely affect our net revenue and income from operations.
We rely on technology to operate our business. We have internally developed the majority of our operating systems. Our continued success is dependent on our systems continuing to operate and to meet the changing needs of our customers and users. We rely on our technology staff and vendors to successfully implement changes to and maintain our operating systems in an efficient manner. If we fail to maintain and enhance our operating systems, we may be at a competitive disadvantage and lose customers.
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
Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, a significant impact on the performance, reliability, security, and availability of our systems and technical infrastructure to the satisfaction of our users may harm our reputation, impair our ability to retain existing customers or attract new customers, and expose us to legal claims and government action, each of which could have a material adverse impact on our financial condition, results of operations, and growth prospects.
Because we manage our business on a decentralized basis, our operations may be materially adversely affected by inconsistent management practices. We manage our business on a decentralized basis through a network of offices throughout North America, Europe, Asia, and South America, supported by executives and shared and centralized services, with local management responsible for day-to-day operations, profitability, personnel decisions, the growth of the business, and adherence to applicable local laws. Our decentralized operating strategy can make it difficult for us to implement strategic decisions and coordinated procedures throughout our global operations. In addition, some of our offices operate with management, sales, and support personnel that may be insufficient to support growth in their respective location without significant central oversight and coordination. Our decentralized operating strategy could result in inconsistent management practices and materially and adversely affect our overall profitability and expose us to litigation.
Our earnings may be affected by seasonal changes in the transportation industry. Results of operations for our industry generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. In recent years, including 2014, our operating income and earnings have been lower in the first quarter than in the other three quarters. However, this was not our experience in 2013 or 2012. 2012 would have followed this pattern, but our fourth quarter results were impacted by certain significant event-specific charges and credits related to our acquisitions and divestitures. Although seasonal changes in the transportation industry have not had a significant impact on our cash flow or results of operations, we expect this trend to continue, and we cannot guarantee that it will not adversely impact us in the future.

We are subject to claims arising from our transportation operations. We use the services of thousands of transportation companies in connection with our transportation operations. From time to time, the drivers employed and engaged by the carriers we contract with are involved in accidents which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. In addition, our automobile liability policy has a retention of $5 million per incident. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability. Our involvement in the transportation of certain goods, including but not limited to hazardous materials, could also increase our exposure in the event one of our contracted carriers is involved in an accident resulting in injuries or contamination.
Our Sourcing business is dependent upon the supply and price of fresh produce. The supply and price of fresh produce is affected by weather and growing conditions (such as drought, insects, and disease) and other conditions over which we have no control. Commodity prices can be affected by shortages or overproduction and are often highly volatile. If we are unable to secure fresh produce to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. To assure access to certain commodities, we occasionally make advances to growers to finance their operations. Repayment of these advances is dependent upon the growers' ability to grow and harvest marketable crops.
Buying and reselling fresh produce exposes us to possible product liability. Agricultural chemicals used on fresh produce are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Product recalls in the produce industry have been caused by concern about particular chemicals and alleged contamination, often leading to lawsuits brought by consumers of allegedly affected produce. Because we sell produce, we may face claims for a variety of damages arising from the sale, which may include potentially uninsured consequential damages. While we are insured for up to $201 million for product liability claims, settlement of class action claims, subject to a $250,000 deductible, is often costly, and we cannot guarantee that our liability coverage will be adequate and will continue to be available. If we have to recall produce, we may be required to bear the cost of repurchasing, transporting, and destroying any allegedly contaminated product, as well as consequential damages, which our insurance did not cover prior to 2012. Since 2012, we have carried product recall insurance coverage of $50 million. This policy has a retention of $5 million per incident. Any recall or allegation of contamination could affect our reputation, particularly of our proprietary and/or licensed branded produce programs. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.
Our business depends upon compliance with numerous government regulations. Our operations may be regulated and licensed by various federal, state, and local transportation agencies in the United States and similar governmental agencies in foreign countries in which we operate.
We are subject to licensing and regulation as a property freight broker and are licensed by the U.S. Department of Transportation (“DOT”) to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. We are also subject to regulation by the Federal Maritime Commission as an ocean freight forwarder and an NVOCC, and we maintain separate bonds and licenses for each. We operate as a Department of Homeland Security certified Indirect Air Carrier, providing air freight services, subject to commercial standards set forth by the International Air Transport Association and federal regulations issued by the Transportation Security Administration. We provide customs brokerage services as a customs broker under a license issued by the Bureau of U.S. Customs and Border Protection. We also have and maintain other licenses as required by law.
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
Legislative or regulatory changes can affect the economics of the transportation industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services. As part of our logistics services, we operate leased warehouse facilities. Our operations at these facilities include both warehousing and distribution services, and we are subject to various federal, state, and international environmental, work safety, and hazardous materials regulations. We may experience an increase in operating costs, such as security costs, as a result of governmental regulations that have been and will be adopted in response to terrorist activities and potential terrorist activities. No assurances can be given that we will be able to pass these increased costs on to our customers in the form of rate increases or surcharges, and our operations and profitability may suffer as a result.
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
Our freight carriers are subject to increasingly stringent laws protecting the environment, including those relating to climate change, which could directly or indirectly have a material adverse effect on our business. Future and existing environmental regulatory requirements in the U.S. and abroad could adversely affect operations and increase operating expenses, which in turn could increase our purchased transportation costs. If we are unable to pass such costs along to our customers, our business could be materially and adversely affected. Even without any new legislation or regulation, increased public concern regarding greenhouse gases emitted by transportation carriers could harm the reputations of companies operating in the transportation logistics industries and shift consumer demand toward more locally sourced products and away from our services.
We derive a significant portion of our total revenues and net revenues from our largest customers. Our top 100 customers comprise approximately 37 percent of our consolidated total revenues and 26 percent of consolidated net revenues. Our largest customer comprises approximately two percent of our consolidated total revenues and approximately one percent of our consolidated net revenues. The sudden loss of many of our major clients could materially and adversely affect our operating results.
We may be unable to identify or complete suitable acquisitions and investments. We may acquire or make investments in complementary businesses, products, services, or technologies. We cannot guarantee that we will be able to identify suitable acquisitions or investment candidates. Even if we identify suitable candidates, we cannot guarantee that we will make acquisitions or investments on commercially acceptable terms, if at all. The timing and number of acquisitions we pursue may also cause volatility in our financial results. In addition, we may incur debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of any equity securities could be dilutive to our stockholders.
We may have difficulties integrating acquired companies. For acquisitions, success depends upon efficiently integrating the acquired business into our existing operations. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time. We are required to integrate these businesses into our internal control environment, which may present challenges that are different than those presented by organic growth and that may be difficult to manage. If we are unable to successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, our business, prospects, results of operations, financial position, and cash flows could be materially and adversely affected.
Our growth and profitability may not continue, which may result in a decrease in our stock price. Our long-term growth objective is to grow earnings per share by 10 percent. There can be no assurance that our long-term growth objective will be achieved or that we will be able to effectively adapt our management, administrative, and operational systems to respond to any future growth. Future changes in and expansion of our business, or changes in economic or political conditions, could adversely affect our operating margins. Slower or less profitable growth or losses could adversely affect our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters is in Eden Prairie, Minnesota. The total square footage of our four buildings in Eden Prairie is 357,000. This total includes approximately 221,000 square feet used for our corporate and shared services, our data center of approximately 18,000 square feet, and 118,000 square feet used for branch operations.
Most of our offices are leased from third parties under leases with initial terms ranging from three to fifteen years. Our office locations range in space from 1,000 to 153,000 square feet. The following table lists our office locations of greater than 20,000 square feet:

Location	Approximate Square Feet
Eden Prairie, MN	153,000
Eden Prairie, MN(1)	105,000
Eden Prairie, MN(1)	81,000
Chicago, IL(1)	80,000
Wood Dale, IL	72,000
Chicago, IL	46,000
Atlanta, GA	27,000
Elk Grove Village, IL	25,000
Woodridge, IL	22,000
Chicago, IL	21,000
 ____________________________

(1)	These properties are owned. All other properties in the table above are leased from third parties.
We also own or lease warehouses totaling approximately 1.6 million square feet of space in over 40 cities around the world. The following table lists our warehouses over 50,000 square feet:

Location	Approximate Square Feet
Long Beach, CA	228,000
Laredo, TX	148,000
Elk Grove Village, IL	107,000
Wroclaw, Poland	104,000
Bethlehem, PA	85,000
Vancouver, WA	79,000
Miramar, FL	75,000
Atlanta, GA	70,000
Plant City, FL(1)	65,000
Doral, FL	59,000
Cobden, IL(1)	52,000
 ____________________________

(1)	These properties are owned. All other properties in the table above are leased from third parties.
We consider our current office spaces and warehouse facilities adequate for our current level of operations. We have not had difficulty in obtaining sufficient office space and believe we can renew existing leases or relocate to new offices as leases expire.

ITEM 3.	LEGAL PROCEEDINGS
We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations. For such legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock began trading on The NASDAQ National Market under the symbol “CHRW” on October 15, 1997, and currently trades on the NASDAQ Global Select Market.
Quarterly market information can be found in Part II, Item 8. Financial Statements and Supplementary Data, Note 13.
On February 24, 2015, the closing sales price per share of our Common Stock as quoted on the NASDAQ Global Select Market was $73.98 per share. On February 24, 2015, there were approximately 158 holders of record and approximately 123,777 beneficial owners of our Common Stock.
We declared quarterly dividends during 2013 for an aggregate of $1.40 per share and quarterly dividends during 2014 for an aggregate of $1.43 per share. We have declared a quarterly dividend of $0.38 per share payable to shareholders of record as of March 6, 2015, payable on March 31, 2015. Our declaration of dividends is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon our results of operations, capital requirements and financial condition, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or continue to pay dividends on the shares of Common Stock in the future.
The following table provides information about company purchases of Common Stock during the quarter ended December 31, 2014:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2014-October 31, 2014	341,673	$67.67	337,900	10,485,542
November 1, 2014-November 30, 2014	180,563	72.34	179,200	10,306,342
December 1, 2014-December 31, 2014	7,464	74.43	—	10,306,342
Fourth quarter 2014	529,700	$69.36	517,100	10,306,342
________________________________
(a) The total number of shares purchased includes: (i) 517,100 shares of common stock purchased under the authorization described below; and (ii) 12,600 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(b) In August 2013, the Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. As of December 31, 2014, there were 10,306,342 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated share repurchase programs.

The graph below compares the cumulative 5-year total return of holders of C.H. Robinson Worldwide, Inc.’s Common Stock with the cumulative total returns of the S&P 500 index, the NASDAQ Transportation index, and the S&P Midcap 400 index. The graph tracks the performance of a $100 investment in our Common Stock and in each index (with the reinvestment of all dividends) from December 31, 2009 to December 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among C.H. Robinson Worldwide, Inc., the S&P 500 Index, the S&P Midcap 400 Index, and the NASDAQ Transportation Index

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
C.H. Robinson Worldwide, Inc.
S&P 500
S&P Midcap 400
NASDAQ Transportation

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	December 31,
	2009	2010	2011	2012	2013	2014
C.H. Robinson Worldwide, Inc.	$100.00	138.81	122.83	113.77	107.61	141.34
S&P 500	$100.00	115.06	117.49	136.30	180.44	205.14
S&P Midcap 400	$100.00	126.64	124.45	146.69	195.84	214.97
NASDAQ Transportation	$100.00	128.91	111.44	122.10	161.38	229.56
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA
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

STATEMENT OF OPERATIONS DATA
Year Ended December 31,	2014	2013	2012 (1)	2011	2010
Total revenues	$13,470,067	$12,752,076	$11,359,113	$10,336,346	$9,274,305
Net revenues	2,007,652	1,836,095	1,717,571	1,632,658	1,467,978
Income from operations	748,418	682,650	675,320	692,730	622,860
Net income	449,711	415,904	593,804	431,612	387,026
Net income per share
Basic	$3.06	$2.65	$3.68	$2.63	$2.35
Diluted	$3.05	$2.65	$3.67	$2.62	$2.33
Weighted average number of shares outstanding (in thousands)
Basic	147,202	156,915	161,557	164,114	164,909
Diluted	147,542	157,080	161,946	164,741	165,972
Dividends per share	$1.43	$1.40	$1.34	$1.20	$1.04

BALANCE SHEET DATA
As of December 31,
Working capital	$529,599	$394,504	$440,073	$734,911	$710,161
Total assets	3,214,338	2,802,818	2,804,225	2,138,041	1,995,699
Current portion of debt	605,000	375,000	253,646	—	—
Long-term notes payable	500,000	500,000	—	—	—
Stockholders’ investment	1,047,015	939,724	1,504,372	1,248,474	1,204,068

OPERATING DATA
As of December 31,
Branches	281	285	276	235	231
Employees	11,521	11,676	10,929	8,353	7,628
_________________________

(1)
The company's results for 2012 were effected by certain significant event-specific charges or credits related to our acquisitions and divestitures. See "Reported to Adjusted Statements of Operations Data" on the following page and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this report.

Non-GAAP Data Reconciliation

To assist readers in understanding our financial performance and the impact of certain significant charges or credits related to our acquisitions and divestitures in 2012, we supplement the financial results that are generated in accordance with the accounting principles generally accepted in the United States, or GAAP, with non-GAAP financial measures. These measures include non-GAAP income from operations, non-GAAP net income, and non-GAAP basic and diluted net income per share. We believe that these non-GAAP measures provide meaningful insight into our operating performance excluding certain event-specific charges, and provide an alternative perspective of our results of operations. We use non-GAAP measures, including those set forth in the table below, to assess our operating performance for the year. Management believes that these non-GAAP financial measures reflect an additional way of analyzing aspects of our ongoing operations that, when viewed with our GAAP results, provides a more complete understanding of the factors and trends affecting our business. A reconciliation of adjusted results reflecting the exclusion of certain non-recurring transaction impacts to our GAAP results is set forth below.

Reported to Adjusted Statements of Operations Data (in thousands, except per share amounts)

Non-GAAP Financial Measures	2014	2013	2012	2011	2010
Income from Operations	$748,418	$682,650	$675,320	$692,730	$622,860
Adjustments to Income from Operations (1)	—	—	45,196	—	—
Income from Operations-Adjusted	$748,418	$682,650	$720,516	$692,730	$622,860

Interest and other (expense) income	$(24,987)	$(9,289)	$283,142	$1,974	$1,242
Adjustments to Interest and other (expense) income (2)	—	—	(281,551)	—	—
Interest and other (expense) income -Adjusted	$(24,987)	$(9,289)	$1,591	$1,974	$1,242

Income before Income Taxes	$723,431	$673,361	$958,462	$694,704	$624,102
Adjustments to Income before Income Taxes	—	—	(236,355)	—	—
Income before Income Taxes-Adjusted	$723,431	$673,361	$722,107	$694,704	$624,102

Net Income	$449,711	$415,904	$593,804	$431,612	$387,026
Adjustments to Net Income	—	—	(146,797)	—	—
Net Income-Adjusted	$449,711	$415,904	$447,007	$431,612	$387,026

Net Income per Share (basic)-Adjusted	$3.06	$2.65	$2.77	$2.63	$2.35
Net Income per Share (diluted)-Adjusted	$3.05	$2.65	$2.76	$2.62	$2.33
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

(2)	The adjustment to interest and other (expense) income reflects the gain from the divestiture of T-Chek.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table summarizes our total revenues by service line (dollars in thousands):

For the years ended December 31,	2014	2013	Change	2012	Change
Transportation	$11,921,974	$11,069,710	7.7%	$9,685,415	14.3%
Sourcing	1,533,555	1,669,134	(8.1)	1,620,183	3.0
Payment Services	14,538	13,232	9.9	53,515	(75.3)
Total	$13,470,067	$12,752,076	5.6%	$11,359,113	12.3%

The following table illustrates our net revenue margins by services and products:

For the years ended December 31,	2014	2013	2012
Transportation	15.8%	15.3%	15.8%
Sourcing	7.5	7.6	8.4
Payment Services	85.2	81.2	99.0
Total	14.9%	14.4%	15.1%
The following table summarizes our net revenues by service line (dollars in thousands):

For the years ended December 31,	2014	2013	Change	2012	Change
Net revenues:
Transportation
Truckload	$1,177,990	$1,054,565	11.7%	$1,060,120	(0.5)%
LTL (1)	258,884	239,477	8.1	224,160	6.8
Intermodal	40,631	39,084	4.0	38,815	0.7
Ocean	208,422	187,671	11.1	84,924	121.0
Air	79,125	73,089	8.3	44,444	64.5
Customs	41,575	36,578	13.7	18,225	100.7
Other Logistics Services	73,097	67,931	7.6	57,449	18.2
Total Transportation	1,879,724	1,698,395	10.7	1,528,137	11.1
Sourcing	115,546	126,950	(9.0)	136,438	(7.0)
Payment Services	12,382	10,750	15.2	52,996	(79.7)
Total	$2,007,652	$1,836,095	9.3%	$1,717,571	6.9%
(1) Less-than-truckload ("LTL")

The following table represents certain statements of operations data, shown as percentages of our net revenues:

For the years ended December 31,	2014	2013	2012
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	46.8	45.0	44.6
Other selling, general, and administrative expenses	15.9	17.8	16.1
Total operating expenses	62.7	62.8	60.7
Income from operations	37.3	37.2	39.3
Interest and other (expense) income	(1.2)	(0.5)	16.5
Income before provision for income taxes	36.0	36.7	55.8
Provision for income taxes	13.6	14.0	21.2
Net income	22.4%	22.7%	34.6%

OVERVIEW
Our company. We are a global provider of transportation services and logistics solutions, operating through a network of offices in North America, Europe, Asia, and South America. As a third party logistics provider, we enter into contractual relationships with a wide variety of transportation companies, and utilize those relationships to efficiently and cost effectively transport our customers’ freight. We have contractual relationships with approximately 66,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate transportation for each shipment. Our model enables us to be flexible, provide solutions that optimize service for our customers, and minimize our asset utilization risk.
In addition to transportation and logistics services, we also buy and sell fresh produce and offer fee-based payment services. Our Sourcing business is the buying, selling, and marketing of fresh produce. We purchase fresh produce through our network of produce suppliers and sell it to retail grocers and restaurant chains, produce wholesalers, and foodservice providers. In some cases, we also arrange the transportation of the produce we sell through our relationships with specialized transportation companies. Those revenues are reported as Transportation revenues. Historically, our Payment Services business consisted primarily of our former subsidiary, T-Chek Systems, Inc. ("T-Chek"). On October 16, 2012, we sold substantially all of our Payment Services business to Electronic Funds Source. We continue to generate Payment Services revenues from the cash advance options we offer our contracted carriers.
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
In 2014, changing market conditions impacted our results. There were capacity constraints in nearly all of our transportation services. Additionally, we experienced a decrease in the length of haul in our North American truckload business in 2014 compared to 2013, which contributed to increased net revenue margin in our truckload transportation business. In general, a shorter length of haul can result in higher customer rates and transportation costs per mile.
We keep our personnel and other operating expenses as variable as possible. Compensation is performance-oriented and, for most employees in the office network, based on the profitability of their individual office. In 2014, we were able to leverage our past investments of talent and adapt to changing market conditions and drive efficiencies in our network. We experienced record North American truckload productivity levels in 2014, as measured by volumes per person. In 2015, we expect to grow our headcount to support our future volume growth.
Our personnel decisions are decentralized. Our branch managers determine the appropriate number of employees for their offices, within productivity guidelines, based on their volume of business. This helps keep our personnel expense as variable as possible with the business.
Our branch office network. Our office network is a competitive advantage. Building local customer and contract carrier relationships has been an important part of our success, and our worldwide network of offices supports our core strategy of serving customers locally, nationally, and globally. Our offices help us penetrate local markets, provide face-to-face service when needed, and recruit contract carriers. Our network also gives us knowledge of local market conditions, which is important in the transportation industry because it is market driven and very dynamic.
In January 2015, we completed our acquisition of Freightquote.com, Inc. ("Freightquote"), a privately held freight broker based in Kansas City, Missouri. Freightquote provides services throughout North America. The acquisition enhances and brings synergies to our LTL and truckload businesses, and expands our e-commerce capabilities.
Our October 2012 acquisition of Apreo Logistics S.A. ("Apreo"), a leading freight forwarder based in Warsaw, Poland, enhanced our truckload capabilities in Europe. Our November 2012 acquisition of Phoenix, an international freight forwarder based in Chicago, Illinois, expanded our global forwarding network.
Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount decreased by 155 employees during 2014. Employees act as a team in their sales efforts, customer service, and operations. A significant portion of many of our employees’ compensation is performance-oriented, based on individual performance and the profitability of their office. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity. All of our managers and certain other employees who have significant responsibilities are eligible to receive equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders.
Our customers. In 2014, we worked with more than 46,000 active customers. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very diverse and unconcentrated. Our top 100 customers represented approximately 37 percent of our total revenues and approximately 26 percent of our net revenues. Our largest customer was approximately two percent of our total revenues and approximately one percent of our total net revenues.
Our contracted carriers. Our contracted carrier base includes motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. In 2014, our carrier base was approximately 66,000, up from approximately 63,000 in 2013. Motor carriers that had fewer than 100 tractors transported approximately 83 percent of our truckload shipments in 2014. In our Transportation business, no single contracted carrier represents more than approximately two percent of our contracted carrier capacity.

2014 COMPARED TO 2013
Total revenues and direct costs. Our consolidated total revenues increased 5.6 percent in 2014 compared to 2013. Total Transportation revenues increased 7.7 percent to $11.9 billion in 2014 from $11.1 billion in 2013. This increase in Transportation revenues was driven by higher volumes in nearly all of our transportation modes and increased pricing to our customers. Total purchased transportation and related services increased 7.2 percent in 2014 to $10.0 billion from $9.4 billion in 2013. This increase was due to higher volumes in nearly all of our transportation modes and higher transportation costs. Our Sourcing revenue decreased 8.1 percent to $1.5 billion in 2014 from $1.7 billion in 2013. Purchased products sourced for resale decreased 8.1 percent in 2014 to $1.4 billion from $1.5 billion in 2013. These decreases were primarily due to decreased case volumes and a change in customer, product, and service mix. Our Payment Services revenue increased 9.9 percent to $14.5 million in 2014 from $13.2 million in 2013.
Net revenues. Total Transportation net revenues increased 10.7 percent to $1.9 billion in 2014 from $1.7 billion in 2013. Our Transportation net revenue margin increased to 15.8 percent in 2014 from 15.3 percent in 2013, largely driven by an increase in transportation rates charged to our customers, partially offset by higher transportation costs.

Our truckload net revenues increased 11.7 percent to $1.2 billion in 2014 from $1.1 billion in 2013. Truckload volumes increased approximately 3 percent in 2014. Truckload net revenue margin increased in 2014 due to increased rates charged to our customers, partially offset by increased cost of capacity. Excluding the estimated impact of the change in fuel, on average, our truckload rates increased approximately 11 percent in 2014. Our truckload transportation costs increased approximately 10 percent, excluding the estimated impacts of the change in fuel.
LTL net revenues increased 8.1 percent to $258.9 million in 2014 from $239.5 million in 2013. The increase in net revenues was driven by an increase in total shipments of approximately seven percent and increased customer pricing, partially offset by decreased net revenue margin.
Our intermodal net revenue increase of 4.0 percent to $40.6 million in 2014 from $39.1 million in 2013 was driven largely by a change in the mix of business and improved customer pricing, partially offset by volume declines.
Our ocean transportation net revenues increased 11.1 percent to $208.4 million in 2014 from $187.7 million in 2013. The increase in net revenues was primarily due to increased volumes and net revenue margin.
Our air transportation net revenues increased 8.3 percent to $79.1 million in 2014 from $73.1 million in 2013. The increase was primarily due to increased net revenue margin and volumes.
Our customs net revenues increased 13.7 percent to $41.6 million in 2014 from $36.6 million in 2013. The increase was due to increased transaction volumes.
Other logistics services net revenues, which include managed services, warehousing, and small parcel, increased 7.6 percent to $73.1 million in 2014 from $67.9 million in 2013. The increase in 2014 was primarily due to growth in managed services as a result of adding new customers.
Sourcing net revenues decreased 9.0 percent to $115.5 million in 2014 from $127.0 million in 2013. This decrease was primarily due to a change in customer, product, and service mix. Our net revenue margin decreased to 7.5 percent in 2014 compared to 7.6 percent in 2013.
Payment Services net revenues increased 15.2 percent to $12.4 million in 2014 from $10.8 million in 2013. This was primarily due to a rate increase on our cash advance option in July 2014.
Operating expenses. Operating expenses increased 9.2 percent to $1.3 billion in 2014 from $1.2 billion in 2013. This was due to an increase of 13.6 percent in personnel expenses and an decrease of 2.0 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses decreased to 62.7 percent in 2014 from 62.8 percent in 2013.
Our personnel expenses are driven by headcount and earnings growth. In 2014, personnel expenses increased to $939.0 million from $826.7 million in 2013. Our personnel expenses as a percentage of net revenue increased in 2014 to 46.8 percent from 45.0 percent in 2013. The increase in personnel expense was due primarily to an increase in expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability, in addition to average headcount growth of 2.7 percent in 2014.
Other selling, general, and administrative expenses decreased 2.0 percent to $320.2 million in 2014 from $326.8 million in 2013. The decrease in our selling, general, and administrative expenses is primarily related to decreases in claims and travel expenses.
Income from operations. Income from operations increased 9.6 percent to $748.4 million in 2014 from $682.7 million in 2013. Income from operations as a percentage of net revenues increased to 37.3 percent in 2014 from 37.2 percent in 2013. This increase was due to our net revenues growing more than our operating expenses.
Interest and other (expense) income. Interest and other expense was $25.0 million in 2014 compared to $9.3 million in 2013. The increase was due primarily to the interest expense related the long-term notes issued during the third quarter of 2013.
Provision for income taxes. Our effective income tax rate was 37.8 percent for 2014 and 38.2 percent for 2013. The effective income tax rate for both periods is greater than the statutory federal income tax rate, primarily due to state income taxes, net of federal benefit.
Net income. Net income increased 8.1 percent to $449.7 million in 2014 from $415.9 million in 2013. Basic net income per share increased 15.5 percent to $3.06. Diluted net income per share increased 15.1 percent to $3.05. Our weighted average basic and diluted shares outstanding decreased 6.2 percent and 6.1 percent respectively in 2014 compared to 2013, primarily due to the 8.5 million shares repurchased as part of accelerated share ("ASR") repurchase program initiated in 2013.

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
Interest and other (expense) income. Interest and other expense was $9.3 million in 2013 compared to income of $283.1 million in 2012. In 2013, we recorded interest expense on borrowings of $11.1 million. In 2012, we recorded a gain of $281.6 million on the divestiture of substantially all of our T-Chek business.
Provision for income taxes. Our effective income tax rate was 38.2 percent for 2013 and 38.0 percent for 2012. The effective income tax rate for both periods is greater than the statutory federal income tax rate, primarily due to state income taxes, net of federal benefit.
Net income. Net income decreased 30.0 percent to $415.9 million in 2013 from $593.8 million in 2012. Basic net income per share decreased 28.0 percent to $2.65. Diluted net income per share decreased 27.8 percent to $2.65.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. In 2012, we entered into a senior unsecured revolving credit facility to partially fund the acquisition of Phoenix. In December 2014, we amended the revolving credit facility to increase the amount available from $500 million to $900 million and to extend the expiration date from October 2017 to December 2019. In 2013, we entered into a Note Purchase Agreement to fund the accelerated share repurchase agreements to repurchase $500 million worth of our common stock. The Note Purchase Agreement was amended in February 2015 to conform its financial covenants to be consistent with the amended revolving credit facility. We also expect to use the revolving credit facility, and potentially other indebtedness incurred in the future, to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases. Cash and cash equivalents totaled $128.9 million and $162.0 million as of December 31, 2014 and 2013. Cash and cash equivalents held outside the United States totaled $80.6 million and $80.2 million as of December 31, 2014 and 2013. Working capital at December 31, 2014 was $529.6 million, which included $359.4 million of restricted cash. Working capital at December 31, 2013 was $394.5 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $513.4 million, $347.8 million, and $460.3 million of cash flow from operations in 2014, 2013, and 2012. The increase of $165.6 million in cash flow from operations in 2014 is primarily the result of a $101.5 million decrease in accrued income taxes, and increases in stock-based compensation, and accrued compensation and profit-sharing. During the first quarter of 2013, we used $111.8 million to fund the payment of income taxes, primarily related to the gain recognized on the divestiture of T-Chek.
Cash used for investing activities. We used $388.9 million of cash in 2014, $28.9 million of cash in 2013, and $359.1 million of cash in 2012 for investing activities. Our investing activities consist primarily of capital expenditures and cash paid for acquisitions. On December 31, 2014, we funded $359.4 million of the purchase price for the acquisition of Freightquote, into escrow accounts pursuant to the purchase agreement and completion of the acquisition in January 2015. In 2012, cash received for the divestiture of T-Chek, net of the cash we sold, was $274.8 million.
We used $29.5 million, $48.2 million, and $50.7 million of cash for capital expenditures in 2014, 2013, and 2012. We spent $24.0 million, $35.9 million, and $42.0 million in 2014, 2013, and 2012 primarily for annual investments in information technology equipment to support our operating systems, including the purchase and development of software. These information technology investments are intended to improve efficiencies and help grow the business. Additionally, we built a new office building on our corporate campus in Eden Prairie, Minnesota. This building was completed in the first quarter of 2014 and it replaced space we previously leased in Eden Prairie. The cost of the building was approximately $18.5 million, and the majority was funded in 2013.

In 2012, we purchased 500 intermodal containers for $5.2 million and funded the balance of the 2011 container purchases of approximately $2.5 million.
We anticipate capital expenditures in 2015 to be approximately $50 million to $55 million.
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
Cash used for financing activities. We used $143.6 million, $364.9 million, and $264.3 million of cash flow for financing activities in 2014, 2013, and 2012.
In 2014 and 2013, we had net short-term borrowings of $230.0 million and $121.4 million, respectively. On October 29, 2012, we entered into a senior unsecured revolving credit facility for up to $500 million with a $500 million accordion feature. In December of 2014, we amended this facility to increase the amount available from $500 million to $900 million and extended the expiration of the facility from October 2017 to December 2019. This facility had $605.0 million outstanding as of December 31, 2014. The original purpose of this facility was to partially fund the acquisition of Phoenix and will assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases. Advances under the facility carry an interest rate based on our total funded debt to total capitalization, as measured at the end of each quarter, and are based on a spread over LIBOR for outstanding balances. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The credit agreement contains certain financial covenants that require us to maintain a minimum fixed leverage ratio and minimum liquidity. We were in compliance with all of the credit facility's debt covenants as of December 31, 2014.
On August 23, 2013, we entered into a Note Purchase Agreement for $500.0 million, of which the entire balance was outstanding as of December 31, 2014, and December 31, 2013. The primary purpose of this agreement was to fund the ASR agreements that were entered into on August 24, 2013. The agreement contains certain financial covenants that require us to maintain a minimum leverage ratio, an interest coverage ratio, and minimum liquidity. We were in compliance with all the covenants in the Notes as of December 31, 2014. The Note Purchase Agreement was amended in February 2015 to conform its financial covenants to be consistent with the amended revolving credit facility.
We used $215.0 million, $220.3 million, and $275.4 million to pay cash dividends in 2014, 2013, and 2012. The decrease in 2014 was due to a decrease in the number of shares outstanding compared to 2013. The decrease in 2013 was due to a fifth quarterly dividend paid in 2012 and a lower number of shares outstanding in 2013, partially offset by an increase in the dividend rate in 2013 to $0.35 per share from $0.33 per share in 2012.
We also used $164.0 million, $757.3 million, and $245.1 million on share repurchases in 2014, 2013, and 2012. The increase in 2013 was due to the $500.0 million of shares repurchased as part of the ASR agreements entered into during the third quarter of 2013. We received 6.1 million shares of common stock with a fair value of $350.0 million during the third quarter of 2013, which represented approximately 70 percent of the total shares expected to be repurchased under the agreements. In December 2013, one of the banks terminated their ASR agreement and delivered 1.2 million shares. In February 2014, the remaining ASR agreement was terminated. Approximately 1.2 million shares were delivered as final settlement of the remaining agreement. In August 2013, the Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. As of December 31, 2014, there were 10,306,342 shares remaining for future repurchases. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
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
Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $41.1 million as of December 31, 2014, increased compared to the allowance of $39.3 million as of December 31, 2013. This increase was primarily due to growth in our accounts receivable balance. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
Goodwill. We manage and report our operations as one operating segment. Our branches represent a series of components that are aggregated for the purpose of evaluating goodwill for impairment on an enterprise-wide basis. The fair value of the enterprise-wide reporting unit substantially exceeds the book value; therefore we have determined that there is no goodwill impairment as of December 31, 2014.
Stock-based compensation. We issue stock awards, including stock options, performance shares, and restricted stock units, to key employees and outside directors. In general, the awards vest over five years, either based on the company's earnings growth or the passage of time. The fair value of each share-based payment award is established on the date of grant. For grants of restricted shares and restricted units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 17 percent to 22 percent and are calculated using the Black-Scholes option pricing model. Changes in the measured stock price volatility and interest rates are the primary reason for changes in the discount. For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of the awards. The determination of the fair value is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL CONTINGENCIES
The following table aggregates all contractual commitments and commercial obligations, due by period, that affect our financial condition and liquidity position as of December 31, 2014 (dollars in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Borrowings under credit agreements	$605,000	$—	$—	$—	$—	$—	$605,000
Long-term notes payable(1)	21,388	21,388	21,388	21,388	21,388	698,000	804,940
Operating Leases(2)	43,903	35,419	28,295	18,794	13,559	9,807	149,777
Purchase Obligations(3)	62,515	5,062	1,242	363	363	—	69,545
Total	$732,806	$61,869	$50,925	$40,545	$35,310	$707,807	$1,629,262
_______________________

(1)	Amounts payable relate to the semi-annual interest due on the long-term notes and the principal amount at maturity.

(2)	We have certain facilities and equipment under operating leases.

(3)
Purchase obligations include agreements for services that are enforceable and legally binding and that specify all significant terms. As of December 31, 2014, such obligations include ocean and air freight capacity, telecommunications services, and maintenance contracts.

We have no capital lease obligations. Long-term liabilities consist of noncurrent income taxes payable, long-term notes payable, and the obligation under our non-qualified deferred compensation plan. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2014, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $24.0 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 5 to the consolidated financial statements for a discussion on income taxes. The obligation under our non-qualified deferred compensation plan has also been excluded from the above table as the timing of cash payment is uncertain. As of December 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had $128.9 million of cash and investments on December 31, 2014, consisting entirely of cash and cash equivalents. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are money market securities from treasury and tax exempt money issuers. Because of the credit risk criteria of our investment policies and practices, the primary market risks associated with these investments are interest rate and liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $900 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or "prime" plus the applicable add-on percentage as defined. At December 31, 2014, there was $605.0 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $175,000,000 of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023, (ii) $150,000,000 of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (iii) $175,000,000 of the company’s 4.60 percent Senior Notes, Series C, due August 27, 2033. At December 31, 2014, there was $500.0 million outstanding on the notes.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
C.H. Robinson Worldwide, Inc.
Eden Prairie, MN

We have audited the accompanying consolidated balance sheets of C.H. Robinson Worldwide, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders' investment, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of C.H. Robinson Worldwide, Inc. and subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

Minneapolis, Minnesota
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
C.H. Robinson Worldwide, Inc.
Eden Prairie, MN

We have audited the internal control over financial reporting of C.H. Robinson Worldwide, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.
Minneapolis, Minnesota
March 2, 2015

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$128,940	$162,047
Restricted cash	359,388	—
Receivables, net of allowance for doubtful accounts of $41,051 and $39,292	1,571,591	1,449,581
Deferred tax asset	7,746	8,286
Prepaid expenses and other	37,794	44,571
Total current assets	2,105,459	1,664,485
Property and equipment	313,688	300,795
Accumulated depreciation and amortization	(161,217)	(140,092)
Net property and equipment	152,471	160,703
Goodwill	825,038	829,073
Other intangible assets, net of accumulated amortization of $36,917 and $33,325	98,330	117,467
Other assets	33,040	31,090
Total assets	$3,214,338	$2,802,818
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$716,654	$685,890
Outstanding checks	78,601	69,117
Accrued expenses–
Compensation and profit-sharing contribution	125,624	85,247
Income taxes	4,616	11,681
Other accrued liabilities	45,365	43,046
Current portion of debt	605,000	375,000
Total current liabilities	1,575,860	1,269,981

Long-term debt	500,000	500,000
Noncurrent income taxes payable	24,279	21,584
Deferred tax liabilities	66,961	70,618
Other long term liabilities	223	911
Total liabilities	2,167,323	1,863,094

Commitments and contingencies
Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 178,621 and 179,030 shares issued, 146,458 and 150,197 outstanding	14,646	15,020
Additional paid-in capital	321,968	217,894
Retained earnings	2,648,539	2,413,833
Accumulated other comprehensive loss	(28,610)	(10,620)
Treasury stock at cost (32,163 and 28,833 shares)	(1,909,528)	(1,696,403)
Total stockholders’ investment	1,047,015	939,724
Total liabilities and stockholders’ investment	$3,214,338	$2,802,818
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended December 31,
(In thousands, except per share data)	2014	2013	2012
Revenues:
Transportation	$11,921,974	$11,069,710	$9,685,415
Sourcing	1,533,555	1,669,134	1,620,183
Payment Services	14,538	13,232	53,515
Total revenues	13,470,067	12,752,076	11,359,113
Costs and expenses:
Purchased transportation and related services	10,042,250	9,371,315	8,157,278
Purchased products sourced for resale	1,418,009	1,542,184	1,483,745
Purchased payment services	2,156	2,482	519
Personnel expenses	939,021	826,661	766,006
Other selling, general, and administrative expenses	320,213	326,784	276,245
Total costs and expenses	12,721,649	12,069,426	10,683,793
Income from operations	748,418	682,650	675,320
Interest and other (expense) income	(24,987)	(9,289)	283,142
Income before provision for income taxes	723,431	673,361	958,462
Provision for income taxes	273,720	257,457	364,658
Net income	449,711	415,904	593,804
Other comprehensive loss	(17,990)	(1,275)	(230)
Comprehensive income	$431,721	$414,629	$593,574

Basic net income per share	$3.06	$2.65	$3.68
Diluted net income per share	$3.05	$2.65	$3.67

Basic weighted average shares outstanding	147,202	156,915	161,557
Dilutive effect of outstanding stock awards	340	165	389
Diluted weighted average shares outstanding	147,542	157,080	161,946
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

(In thousands, except per share data)	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2011	163,441	$16,344	$205,794	$1,845,032	$(9,115)	$(809,581)	$1,248,474
Net income				593,804			593,804
Foreign currency translation adjustment					(230)		(230)
Dividends declared, $1.34 per share				(220,607)			(220,607)
Stock issued for acquisition	1,108	111	60,041				60,152
Stock issued for employee benefit plans	712	71	(32,435)			40,450	8,086
Issuance of restricted stock	276	28	(28)				—
Stock-based compensation expense	28	3	57,813			1,647	59,463
Excess tax benefit on deferred compensation and employee stock plans			12,294				12,294
Repurchase of common stock	(4,238)	(424)				(256,640)	(257,064)
Balance December 31, 2012	161,327	16,133	303,479	2,218,229	(9,345)	(1,024,124)	1,504,372
Net income				415,904			415,904
Foreign currency translation adjustment					(1,275)		(1,275)
Dividends declared, $1.40 per share				(220,300)			(220,300)
Stock issued for employee benefit plans	263	26	(45,106)			10,102	(34,978)
Issuance of restricted stock	335	34	(34)				—
Stock-based compensation expense	30	3	7,346			1,747	9,096
Excess tax benefit on deferred compensation and employee stock plans			27,209				27,209
Repurchase of common stock	(11,758)	(1,176)	(75,000)			(684,128)	(760,304)
Balance December 31, 2013	150,197	15,020	217,894	2,413,833	(10,620)	(1,696,403)	939,724
Net income				449,711			449,711
Foreign currency translation adjustment					(17,990)		(17,990)
Comprehensive income							431,721
Dividends declared, $1.43 per share				(215,005)			(215,005)
Stock issued for employee benefit plans	405	40	(24,644)			23,937	(667)
Issuance of restricted stock	(410)	(41)	41				—
Stock-based compensation expense	30	3	46,119			1,599	47,721
Excess tax benefit on deferred compensation and employee stock plans			7,558				7,558
Repurchase of common stock	(3,764)	(376)	75,000			(238,661)	(164,037)
Balance December 31, 2014	146,458	$14,646	$321,968	$2,648,539	$(28,610)	$(1,909,528)	$1,047,015
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(In thousands)	2014	2013	2012
OPERATING ACTIVITIES
Net income	$449,711	$415,904	$593,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,009	56,882	38,090
Provision for doubtful accounts	15,092	15,587	10,459
Stock-based compensation	47,861	9,094	59,381
Gain on divestiture	(1,848)	—	(281,551)
Deferred income taxes	(3,117)	25,226	(14,442)
Loss on sale/disposal of assets	710	314	3,208
Other long-term liabilities	—	5	513
Changes in operating elements, net of effects of acquisitions:
Receivables	(137,102)	(87,316)	(88,107)
Prepaid expenses and other	6,294	(5,254)	5,260
Other non-current assets	380	—	—
Accounts payable and outstanding checks	40,251	47,488	61,732
Accrued compensation and profit-sharing contribution	40,236	(15,097)	(19,064)
Accrued income taxes	(4,370)	(105,857)	104,542
Other accrued liabilities	2,319	(9,199)	(13,483)
Net cash provided by operating activities	513,426	347,777	460,342

INVESTING ACTIVITIES
Purchases of property and equipment	(22,364)	(40,354)	(36,096)
Purchases and development of software	(7,138)	(7,852)	(14,560)
Cash received for divestiture, net of cash sold	—	—	274,802
Acquisitions, net of cash acquired	—	19,126	(583,631)
Restricted cash	(359,388)	—	—
Other	(6)	221	419
Net cash used for investing activities	(388,896)	(28,859)	(359,066)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	11,942	15,166	18,868
Stock tendered for payment of withholding taxes	(12,604)	(50,144)	(10,782)
Payment of contingent purchase price	—	(927)	(12,661)
Repurchase of common stock	(164,041)	(757,305)	(245,067)
Cash dividends	(215,008)	(220,257)	(275,353)
Excess tax benefit on stock-based compensation	7,558	27,209	12,294
Proceeds from short-term borrowings	4,823,000	4,165,023	324,051
Payments on short-term borrowings	(4,593,000)	(4,043,669)	(75,688)
Debt issuance costs	(1,484)	—	—
Proceeds from long-term borrowings	—	500,000	—
Net cash used for financing activities	(143,637)	(364,904)	(264,338)
Effect of exchange rates on cash	(14,000)	(1,986)	(588)

Net change in cash and cash equivalents	(33,107)	(47,972)	(163,650)
Cash and cash equivalents, beginning of year	162,047	210,019	373,669
Cash and cash equivalents, end of year	$128,940	$162,047	$210,019

Stock issued for acquisition	$—	$—	$60,152
Cash paid for income taxes	$271,979	$313,799	$257,580
Cash paid for interest	$27,066	$3,875	$518
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION. C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of transportation services and logistics solutions through a network of 281 offices operating in North America, Europe, Asia, and South America. The consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements.
USE OF ESTIMATES. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. We are also required to disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our ultimate results could differ from those estimates.
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
SEGMENT REPORTING AND GEOGRAPHIC INFORMATION. We operate in the transportation and logistics industry. We provide a wide range of products and services to our customers and contract carriers, including transportation services, produce sourcing, freight consolidation, contract warehousing, and information services. Each of these is a significant component to optimizing logistics solutions for our customers.
These services are performed throughout our offices, as an integrated offering for which our customers are typically provided a single invoice. Our offices work together to complete transactions and collectively meet the needs of our customers. For large multi-location customers, we often coordinate our efforts in one location and rely on multiple locations to deliver specific geographic or modal needs. As an example, approximately 48 percent of our truckload transactions are shared transactions between offices. In addition, our methodology of providing services is very similar across all locations. The majority of our global network operates on a common technology platform that is used to match customer needs with supplier capabilities, to collaborate with other locations, and to utilize centralized support resources to complete all facets of the transaction. Accordingly, our chief operating decision maker analyzes our business as a single segment, relying on net revenues and operating income across our network of offices as the primary performance measures.

The following table presents our total revenues (based on location of the customer) and long-lived assets (including intangible and other assets) by geographic regions (in thousands):

	For the year ended December 31,
	2014	2013	2012
Total revenues
United States	$11,800,140	$11,140,163	$10,183,596
Other locations	1,669,927	1,611,913	1,175,517
Total revenues	$13,470,067	$12,752,076	$11,359,113

	December 31,
	2014	2013	2012
Long-lived assets
United States	$257,587	$284,693	$281,729
Other locations	26,254	24,567	27,991
Total long-lived assets	$283,841	$309,260	$309,720

CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist of bank deposits.
RESTRICTED CASH. On December 31, 2014, we funded $359.4 million of the purchase price for the acquisition of Freightquote, into an escrow account pursuant to the purchase agreement, pending the effective date of closing of the acquisition in January 2015. Funds were released on January 2, 2015.
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
We recognized the following depreciation expense (in thousands):

2014	$29,340
2013	27,757
2012	24,254
A summary of our property and equipment as of December 31 is as follows (in thousands):

	2014	2013
Furniture, fixtures, and equipment	$180,233	$168,354
Buildings	79,981	64,639
Corporate aircraft	11,334	11,334
Leasehold improvements	25,545	24,489
Land	14,983	15,008
Construction in progress	1,612	16,971
Less accumulated depreciation	(161,217)	(140,092)
Net property and equipment	$152,471	$160,703

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
OTHER ASSETS. Other assets include such items as purchased and internally developed software, and the investments related to our nonqualified deferred compensation plan. We amortize software using the straight-line method over 3 years. We recognized the following amortization expense of purchased and internally developed software (in thousands):

2014	$8,921
2013	8,759
2012	7,528

A summary of our purchased and internally developed software as of December 31 is as follows (in thousands):

	2014	2013
Purchased software	$21,872	$20,433
Internally developed software	27,429	24,358
Less accumulated amortization	(35,369)	(29,802)
Net software	$13,932	$14,989
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
The financial statement benefits of an uncertain income tax position are recognized when more likely than not, based on the technical merits, the position will be sustained upon examination. Unrecognized tax benefits are, more likely than not, owed to a taxing authority, and the amount of the contingency can be reasonably estimated. Uncertain income tax positions are included in “Noncurrent income taxes payable” in the consolidated balance sheets.
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
STOCK-BASED COMPENSATION. We issue stock awards, including stock options, performance shares, and restricted stock units, to key employees and outside directors. In general, the awards vest over five years, either based on the company's earnings growth or the passage of time. The fair value of each share-based payment award is established on the date of grant. For grants of performance shares and restricted stock units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 17 percent to 22 percent and are calculated using the Black-Scholes option pricing model. Changes in measured stock volatility and interest rates are the primary reason for changes in the discount.
For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends.

NOTE 2: GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

	2014	2013
Balance, beginning of year	$829,073	$822,215
Acquisitions	—	5,331
Translation	(4,035)	1,527
Balance, end of year	$825,038	$829,073
We complete an impairment test on goodwill annually. This impairment test did not result in any impairment losses. There is no aggregate goodwill impairment for any of the periods presented.
A summary of our other intangible assets, with finite lives, which include primarily customer relationships and non-competition agreements, as of December 31 is as follows (in thousands):

	2014	2013
Gross	$133,372	$148,917
Accumulated amortization	(36,917)	(33,325)
Net	$96,455	$115,592

Other intangible assets, with indefinite lives, as of December 31, is as follows (in thousands):

	2014	2013
Trademarks	$1,875	$1,875

Amortization expense for other intangible assets was (in thousands):

2014	$18,748
2013	20,128
2012	6,308

Intangible assets at December 31, 2014, will be amortized over the next seven years, and that expense is as follows (in thousands):

2015	$16,939
2016	16,922
2017	16,623
2018	16,225
2019	16,225
Thereafter	13,521
Total	$96,455

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
The table below sets forth a reconciliation of our beginning and ending Level 3 financial liability balance (in thousands). We had no Level 3 liabilities as of December 31, 2014.

	2014	2013	2012
Balance, beginning of period	$—	$922	$13,070
Payments of contingent purchase price	—	(927)	(12,661)
Total unrealized losses included in earnings	—	5	513
Balance, end of period	$—	$—	$922

NOTE 4. FINANCING ARRANGEMENTS
On October 29, 2012, we entered into a senior unsecured revolving credit facility for up to $500 million with a $500 million accordion feature (the "Credit Agreement"), with a syndicate of financial institutions led by U.S. Bank. The purpose of this facility was to partially fund the acquisition of Phoenix and to allow us to continue to fund working capital, capital expenditures, dividends, and share repurchases. In December 2014, we amended the credit facility to increase the amount available from $500 million to $900 million and to extend the expiration date from October 2017 to December 2019.
As of December 31, 2014 and 2013, we had $605.0 million and $375.0 million in borrowings outstanding under the Credit Agreement, which is classified as a current liability on the consolidated balance sheets. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of December 31, 2014, the variable rate equaled LIBOR plus 1.50 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The weighted average interest rate incurred on borrowings during 2014 was approximately 1.7 percent and at December 31, 2014, was approximately 1.3 percent. The weighted average interest rate incurred on borrowings during 2013 was approximately 1.2 percent and at December 31, 2013, was approximately 1.7 percent.

The Credit Agreement contains various restrictions and covenants. Among other requirements, we may not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated Total Capitalization to be greater than 0.65 to 1.00. We were in compliance with the financial debt covenants as of December 31, 2014. As a result of amending the Note Purchase Agreement in February, 2015, the ratio of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation and amortization), as of the end of each of our fiscal quarters, may not exceed 3.00 to 1.00.
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
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”) named therein (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, the Purchasers purchased, on August 27, 2013, (i) $175,000,000 aggregate principal amount of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023 (the “Series A Notes”), (ii) $150,000,000 aggregate principal amount of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028 (the “Series B Notes”), and (iii) $175,000,000 aggregate principal amount of the company’s 4.60 percent Senior Notes, Series C, due August 27, 2033 (the “Series C Notes” and, together with the Series A Notes and the Series B Notes, the “Notes”). Interest on the fixed-rate Notes is payable semi-annually in arrears. We applied the proceeds of the sale of the Notes for share repurchases. See Note 9.
The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding the company and its subsidiaries and various covenants, including covenants that require us to maintain specified financial ratios. The Note Purchase Agreement includes the following financial covenants: we will not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated Total Capitalization to be greater than 0.65 to 1.00; we will not permit the interest coverage ratio, as of the end of each of our fiscal quarters and for the twelve-month period ending, of (i) Consolidated EBIT (earnings before income taxes) to (ii) Consolidated Interest Expense to be less than 2.00 to 1.00; we will not permit, as of the end of each of our fiscal quarters, Consolidated Priority Debt to exceed 15% of Consolidated Total Assets. We were in compliance with all of the financial debt covenants as of December 31, 2014. The Note Purchase Agreement was amended in February 2015 to conform its financial covenants to be consistent with the amended revolving credit facility. As a result of amending the Note Purchase Agreement in February 2015, the ratio of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation and amortization), as of the end of each of our fiscal quarters, may not exceed 3.00 to 1.00.
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
Under the terms of the Note Purchase Agreement, the Notes are redeemable, in whole or in part, at 100% of the principal amount being redeemed together with a “make-whole amount,” and accrued and unpaid interest (as defined in the Note Purchase Agreement) with respect to each Note. The obligations of the company under the Note Purchase Agreement and the Notes are guaranteed by C.H. Robinson Company, a Delaware corporation and a wholly-owned subsidiary of the company, and by C.H. Robinson Company, Inc., a Minnesota corporation and an indirect wholly-owned subsidiary of the company.
The Notes were issued by the company to such initial Purchasers in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended. The Notes will not be or have not been registered under the Securities Act and may not be offered or sold in the United States, absent registration or an applicable exemption from registration requirements.
The fair value of long-term debt approximated carrying value of $516.3 million at December 31, 2014, and $500.0 million at December 31, 2013, based on observable market-based inputs. If our long-term debt was recorded at fair value, it would be classified as Level 2.

NOTE 5: INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2008.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2014	2013	2012
Unrecognized tax benefits, beginning of period	$16,897	$16,788	$7,668
Additions based on tax positions related to the current year	2,002	1,572	4,172
Additions for tax positions of prior years	839	1,105	6,911
Reductions for tax positions of prior years	(183)	(1,464)	(1,061)
Lapse in statute of limitations	(1,281)	(238)	(286)
Settlements	—	(866)	(616)
Unrecognized tax benefits, end of the period	$18,274	$16,897	$16,788
As of December 31, 2014, we had $24.0 million of unrecognized tax benefits and related interest and penalties, all of which would affect our effective tax rate if recognized. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease in the next 12 months.
Income tax expense considers amounts which may be needed to cover exposures for open tax years. We do not expect any material impact related to open tax years; however, actual settlements may differ from amounts accrued.
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. During the years ended December 31, 2014, 2013, and 2012, we recognized approximately $1.5 million, $1.2 million, and $0.8 million in interest and penalties. We had approximately $5.7 million and $4.6 million for the payment of interest and penalties accrued within noncurrent taxes payable as of December 31, 2014 and 2013. These amounts are not included in the reconciliation above.
The components of the provision for income taxes consist of the following for the years ended December 31 (in thousands):

	2014	2013	2012
Tax provision:
Federal	$224,468	$180,351	$326,708
State	32,110	26,351	38,931
Foreign	20,259	25,529	13,461
	276,837	232,231	379,100
Deferred provision (benefit):
Federal	(5,302)	24,877	(11,674)
State	(755)	3,623	(1,334)
Foreign	2,940	(3,274)	(1,434)
	(3,117)	25,226	(14,442)
Total provision	$273,720	$257,457	$364,658

A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate for the years ended December 31 is as follows:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8	2.9	2.7
Other	—	0.3	0.3
	37.8%	38.2%	38.0%

Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):

	2014	2013
Deferred tax assets:
Compensation	$78,516	$71,751
Receivables	13,397	11,780
Other	8,103	8,541
Deferred tax liabilities:
Intangible assets	(115,761)	(113,518)
Prepaid assets	(10,808)	(9,948)
Long-lived assets	(19,018)	(20,310)
Undistributed earnings of foreign subsidiaries	(13,616)	(10,600)
Other	(28)	(28)
Net deferred tax (liabilities) assets	$(59,215)	$(62,332)
We had foreign net operating loss carryforwards with a tax effect of $8.3 million as of December 31, 2014 and $7.8 million as of December 31, 2013. A full valuation allowance has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefit in future periods.

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
STOCK AWARD PLANS. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	2014	2013	2012
Stock options	$9,243	$5	$3,585
Stock awards	36,510	6,808	53,481
Company expense on ESPP discount	2,108	2,281	2,315
Total stock-based compensation expense	$47,861	$9,094	$59,381
On May 9, 2013, our shareholders approved our 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 3,400,000 shares, plus the shares remaining available for future grants under the 1997 Plan as of May 9, 2013, can be granted under this plan. Approximately 3,048,819 shares were available for stock awards as of December 31, 2014. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash, generally become available again for issuance under the plan.

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
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of December 31, 2014, unrecognized compensation expense related to stock options was $51.0 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
The following schedule summarizes stock option activity in the plan. All outstanding unvested options as of December 31, 2014, relate to the performance-based grants from 2011 through 2014.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Average Remaining Life (years)
Outstanding at December 31, 2013	3,497,544	$62.21
Grants	1,215,018	74.55
Exercised	(787)	68.81
Terminated	(7,155)	58.25
Outstanding at December 31, 2014	4,704,620	$65.40	$44,644	8.6

Vested at December 31, 2014	926,218	$63.28	$10,751	7.9
Exercisable at December 31, 2014	926,218	$63.28	$10,751	7.9
Additional potential dilutive stock options totaling 218,932 for 2013 and 127,323 for 2012 have been excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).
Information on the intrinsic value of options exercised is as follows (in thousands):

2014	$4
2013	7,640
2012	15,516

The following table summarizes performance-based options by year of grant:

Year of grant	First vesting date	Last vesting date	Options granted, net of forfeitures	Weighted average grant date fair value	Unvested options
2011	December 31, 2012	December 31, 2016	911,430	$15.72	537,744
2012	December 31, 2013	December 31, 2017	1,155,285	13.15	957,394
2013	December 31, 2014	December 31, 2018	1,424,531	11.83	1,070,145
2014	December 31, 2015	December 31, 2019	1,213,374	14.23	1,213,374
			4,704,620	$13.53	3,778,657
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
The fair value per option was estimated using the Black-Scholes option pricing model with the following assumptions:

	2014 Grants	2013 Grants	2012 Grants
Risk-free interest rate	1.93-1.96%	.18-1.94%	.18-.89%
Dividend per share (quarterly amounts)	$0.35-0.38	$0.35	$0.33-0.35
Expected volatility factor	22.0-25.0%	25.0-27.5%	26.0-27.5%
Expected option term	6.3 years	.01-6.3 years	.01-6 years
Weighted average fair value per option	$14.23	$11.73	$13.61
FULL VALUE AWARDS. We have awarded performance shares and restricted stock units to certain key employees and non-employee directors. These awards are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. The awards also contain restrictions on the awardees’ ability to sell or transfer vested awards for a specified period of time. The fair value of these awards is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 17 percent to 22 percent and are calculated using the Black-Scholes option pricing model-protective put method. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.
The following table summarizes our unvested performance shares and restricted stock unit grants as of December 31, 2014:

	Number of Performance Shares and Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	2,028,669	$51.55
Granted	321,995	60.70
Vested	(516,165)	51.26
Forfeitures	(298,345)	45.88
Unvested at December 31, 2014	1,536,154	$54.67
The following table summarizes performance shares and restricted stock units by year of grant:

Year of grant	First vesting date	Last vesting date	Performance shares and stock units granted, net of forfeitures	Weighted average grant date fair value (1)	Unvested performance shares and restricted stock units
2010	December 31, 2011	December 31, 2015	686,919	63.28	288,506
2011	December 31, 2012	December 31, 2016	596,676	53.72	352,037
2012	December 31, 2013	December 31, 2017	333,881	48.65	277,121
2013	December 31, 2014	December 31, 2018	396,735	46.45	297,552
2014	December 31, 2015	December 31, 2019	320,738	60.74	320,938
			2,334,949	$55.54	1,536,154
________________________

(1)	Amount shown is the weighted average grant date fair value of performance shares and restricted stock units granted, net of forfeitures.

We have also awarded restricted shares and restricted stock units to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed over the vesting period of the award. The following table summarizes these unvested restricted share and restricted stock unit grants as of December 31, 2014:

	Number of Restricted Shares and Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	851,485	$45.68
Granted	355,878	61.96
Vested	(187,049)	43.15
Forfeitures	(66,190)	47.60
Unvested at December 31, 2014	954,124	$52.12
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
A summary of the fair value of full value awards vested (in thousands):

2014	$36,510
2013	6,808
2012	53,562
As of December 31, 2014, there was unrecognized compensation expense of $134.2 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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

	Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
2014	231,564	$11,943	$2,108
2013	259,730	12,928	2,281
2012	248,405	13,116	2,315
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

As of December 31, 2014, there were no shares remaining for repurchase under the 2009 or 2012 authorization. During 2013, our Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. The activity under this authorization is as follows (dollar amounts in thousands):

	Shares repurchased	Total value of shares repurchased
2013 Program
2013 Purchases	930,075	$57,689
2014 Purchases	3,763,583	239,037
As of December 31, 2014, there were 10,306,342 shares remaining for repurchase under the 2013 authorization.

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

2014	$30,112
2013	19,907
2012	24,769
We have committed to a defined contribution match of four percent of eligible compensation in 2015.
NONQUALIFIED DEFERRED COMPENSATION PLAN. The Robinson Companies Nonqualified Deferred Compensation Plan provided certain employees the opportunity to defer a specified percentage or dollar amount of their cash and stock compensation. Participants could elect to defer up to 100 percent of their cash compensation. The accumulated benefit obligation was $0.2 million as of December 31, 2014, and $0.9 million as of December 31, 2013. We have purchased investments to fund the future liability. The investments had an aggregate market value of $0.2 million as of December 31, 2014, and $0.9 million as of December 31, 2013, and are included in other assets in the consolidated balance sheets. In addition, all restricted shares vested but not yet delivered, as well as a deferred share award granted to our CEO and vesting ratably over 15 years, are held within this plan.
LEASE COMMITMENTS. We lease certain facilities and equipment under operating leases. Information regarding our lease expense is as follows (in thousands):

2014	$56,871
2013	54,753
2012	41,689

Minimum future lease commitments under noncancelable lease agreements in excess of one year as of December 31, 2014, are as follows (in thousands):

2015	$43,903
2016	35,419
2017	28,295
2018	18,794
2019	13,559
Thereafter	9,807
Total	$149,777

In addition to minimum lease payments, we are typically responsible under our lease agreements to pay our pro rata share of maintenance expenses, common charges, and real estate taxes of the buildings in which we lease space.
LITIGATION. We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including 20 contingent auto liability cases as of December 31, 2014. For such legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

NOTE 8: ACQUISITIONS AND DIVESTITURES
On November 1, 2012, we acquired all of the outstanding stock of Phoenix International Freight Services, Ltd. (“Phoenix”) for the purpose of expanding our current market presence and service offerings in international freight forwarding. Total purchase consideration was $677.3 million, net of post-closing cash and working capital adjustments, in accordance with the purchase agreement. The acquisition price was financed with $60.2 million in newly-issued common stock (representing 1.1 million shares), borrowings under the revolving credit facility of approximately $173.0 million discussed in Note 4, and the remainder with cash on hand. The following is a summary of the allocation of purchase consideration to the estimated fair value of net assets for the acquisition of Phoenix (in thousands):

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

The measurement period adjustments during the year ended December 31, 2013, to the previously recorded opening balances related primarily to changes in the allocation of purchase consideration to certain accounts, based on resolution of certain working capital adjustments with the selling shareholders. The adjustments during 2013 resulted in a $1.5 million increase in receivables, a $5.3 million increase in goodwill, a $1.7 million decrease in current deferred taxes, a $2.1 million decrease in non-current deferred assets, a $3.0 million decrease in taxes payable, and a $10.6 million increase in other assets. The other asset recorded is an indemnification asset that approximates the estimated contingencies related to uncertain tax positions. Any subsequent changes in the indemnification asset will be recorded in interest and other (expense) income in our consolidated statement of operations and comprehensive income. The offset to these adjustments was a reduction in the estimated receivable amount from the selling shareholders. The measurement period adjustments were recorded prospectively, as they are not considered material to the financial statements for the year ended December 31, 2013.
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
On an unaudited pro forma basis, assuming the T-Chek divestiture and the Phoenix acquisition had closed on January 1, 2012, the results of C.H. Robinson excluding T-Chek and including Phoenix would have resulted in the following (in thousands):

	December 31, 2012
	C.H. Robinson As Reported	T-Chek Operations	Phoenix Operations	Combined Pro Forma

Total revenues	$11,359,113	$(41,623)	$692,836	$12,010,326
Income from operations	675,320	(20,578)	24,131	678,873
Net income	593,804	(12,804)	11,976	592,976

Phoenix pro forma financial information includes the following adjustments for the twelve months ended December 31 (in thousands):

2012
Eliminate personnel costs from purchased transportation and related services	$(24,422)
Eliminate personnel costs from selling, general, and administrative services	(50,065)
Reclassify costs to personnel expenses	74,487
Contractual changes in compensation	(5,080)
Additional amortization expense on identifiable intangible assets	13,555
Rent expense for new lease agreements	280
Depreciation on acquired building	123
Incremental interest expense	(2,127)
Additional bonus paid by sellers	(1,400)
Third party advisory fees paid by sellers	(582)
Elimination of variable interest entities not acquired	215
Tax effect	(1,487)
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

NOTE 9: ACCELERATED SHARE REPURCHASE
On August 24, 2013, we entered into two letter agreements with unrelated third party financial institutions to repurchase an aggregate of $500.0 million of our outstanding common stock (the "ASR agreements"). The total aggregate number of shares repurchased pursuant to these agreements was determined based on the volume-weighted average price of our common stock during the purchase period, less a fixed discount of 0.94%. Under the ASR agreements, we paid $500.0 million to the financial institutions and received 6.1 million shares of common stock with a fair value of $350.0 million during the third quarter of 2013, which represented approximately 70 percent of the total shares expected to be repurchased under the agreements. One of the two financial institutions terminated their ASR agreement and delivered 1.2 million shares on December 13, 2013. We recorded this transaction as an increase in treasury stock of $425.0 million, and recorded the remaining $75.0 million as a decrease to additional paid in capital on our consolidated balance sheet as of December 31, 2013. In accordance with the terms of the other ASR agreement, we had the option to settle our delivery obligation, if any, in cash or shares and we may be required to settle in cash in very limited circumstances. We accounted for the variable component of shares to be delivered under the ASR agreements as a forward contract indexed to our common stock, which met all of the applicable criteria for equity classification, and therefore, was not accounted for as a derivative instrument, but instead was also accounted for as a component of equity. The remaining ASR agreement continued to meet those requirements for equity classification as of December 31, 2013. In February 2014, the remaining ASR agreement was terminated. Approximately 1.2 million shares were delivered as final settlement of the remaining agreement. We reclassified the $75.0 million recorded in additional paid in capital to treasury stock during the first quarter of 2014.
The delivery of 7.3 million shares of our common stock reduced our outstanding shares used to determine our weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the 12 months ended December 31, 2014 and December 31, 2013. These shares, along with the 1.2 million shares received in February 2014, reduced our outstanding shares used to determine our weighted average shares outstanding for the purposes of calculating basic and diluted earnings per share for the 12 months ended December 31, 2014. We evaluated the ASR agreement for the potential dilutive effects of any shares remaining to be received upon settlement and determined that the additional shares would be anti-dilutive, and therefore were not included in our EPS calculation for the three and twelve months ended December 31, 2013.

NOTE 10: CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in the Stockholders' investment on our consolidated balance sheet. The recorded balance, at December 31, 2014, and December 31, 2013, was $28.6 million and $10.6 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency translation adjustment at December 31, 2014 and 2013.

NOTE 11: SUBSEQUENT EVENTS
On January 2, 2015, we acquired all of the outstanding stock of Freightquote.com, Inc. ("Freightquote"), a privately-held freight broker which provides services throughout North America. For the year ended December 31, 2014, Freightquote had gross revenues of approximately $623 million and net revenues of approximately $124 million. The total purchase price of Freightquote was approximately $365 million, which was paid in cash and is subject to post-closing adjustments.
The Note Purchase Agreement was amended in February 2015 to conform its financial covenants to be consistent with the amended revolving credit facility.

NOTE 12: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board issued a final standard on revenue recognition from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for the company in 2017, and it permits the use of either a retrospective or a cumulative effect transition method. We are evaluating the effect of the new standard on our consolidated financial statements and related disclosures, and have not yet selected a transition method or determined the impact of this standard on our consolidated financial statements.

NOTE 13: SUPPLEMENTARY DATA (UNAUDITED)
Our unaudited results of operations for each of the quarters in the years ended December 31, 2014 and 2013 are summarized below (in thousands, except per share data).

2014	March 31	June 30	September 30	December 31
Revenues:
Transportation	$2,803,704	$3,038,923	$3,069,056	$3,010,291
Sourcing	335,808	460,816	393,980	342,951
Payment Services	3,073	3,179	4,326	3,960
Total revenues	3,142,585	3,502,918	3,467,362	3,357,202
Costs and expenses:
Purchased transportation and related services	2,375,825	2,555,371	2,575,069	2,535,985
Purchased products sourced for resale	308,962	425,922	364,179	318,946
Purchased payment services	563	588	550	455
Personnel expenses	220,297	238,986	244,621	235,117
Other selling, general, and administrative expenses	79,967	81,669	79,606	78,971
Total costs and expenses	2,985,614	3,302,536	3,264,025	3,169,474
Income from operations	156,971	200,382	203,337	187,728
Net income	$93,187	$118,596	$124,981	$112,947
Basic net income per share	$0.63	$0.80	$0.85	$0.77
Diluted net income per share	$0.63	$0.80	$0.85	$0.77
Basic weighted average shares outstanding	148,517	147,826	146,646	145,856
Dilutive effect of outstanding stock awards	491	148	210	794
Diluted weighted average shares outstanding	149,008	147,974	146,856	146,650
Market price range of common stock:
High	$60.31	$64.09	$69.50	$77.49
Low	$50.21	$51.10	$63.09	$63.42

2013	March 31	June 30	September 30	December 31
Revenues:
Transportation	$2,603,182	$2,818,077	$2,880,901	$2,767,550
Sourcing	387,852	466,811	432,373	382,098
Payment Services	3,233	3,374	3,391	3,234
Total revenues	2,994,267	3,288,262	3,316,665	3,152,882
Costs and expenses:
Purchased transportation and related services	2,181,930	2,386,932	2,450,923	2,351,530
Purchased products sourced for resale	356,006	428,059	401,820	356,299
Purchased payment services	609	669	616	588
Personnel expenses	212,645	206,009	204,388	203,619
Other selling, general, and administrative expenses	74,371	84,117	82,563	85,733
Total costs and expenses	2,825,561	3,105,786	3,140,310	2,997,769
Income from operations	168,706	182,476	176,355	155,113
Net income	$103,343	$111,872	$107,737	$92,952
Basic net income per share	$0.64	$0.70	$0.69	$0.62
Diluted net income per share	$0.64	$0.70	$0.69	$0.62
Basic weighted average shares outstanding	160,637	159,818	156,924	150,856
Dilutive effect of outstanding stock awards	53	99	120	274
Diluted weighted average shares outstanding	160,690	159,917	157,044	151,130
Market price range of common stock:
High	$67.93	$61.91	$62.46	$61.94
Low	$55.81	$53.74	$55.26	$55.92

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.
Changes in Internal Controls Over Financial Reporting
There have not been any changes to the company’s internal control over financial reporting during the fourth quarter, to which this report relates, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information with respect to our Board of Directors contained under the heading “Proposal One: Election of Directors,” and information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, are incorporated in this Form 10-K by reference. Information with respect to our executive officers is provided in Part I, Item 1 of this Form 10-K.
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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Equity Compensation Plans
The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	8,591,709	$65.40	3,048,819
Equity compensation plans not approved by security holders	—	—	—
Total	8,591,709	$65.40	3,048,819
______________________

(1)
Includes stock available for issuance under our Employee Stock Purchase Plan, as well as options, restricted stock granted and shares that may become subject to future awards under our 2013 Equity Incentive Plan. Specifically, 3,887,089 shares remain available under our Employee Stock Purchase Plan, and 4,704,620 options remain outstanding for future exercise. Under our 2013 Equity Incentive Plan, 3,048,819 shares may become subject to future awards in the form of stock option grants or the issuance of restricted stock.

(b) Security Ownership
The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated in this Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the heading “Related Party Transactions” in the Proxy Statement is incorporated in this Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTANTING FEES AND SERVICES
The information contained under the heading “Proposal Four: Ratification of Independent Auditors” in the Proxy Statement is incorporated in this Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
(1) The company’s 2014 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.
(2) Financial Statement Schedules-The following Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm included in Part II, Item 8 of this Annual report on Form 10-K:
Schedule II                Valuation and Qualifying Accounts
Schedules other than the one listed above are omitted due to the absence of conditions under which they are required or because the information called for is included in Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.
(b) Index to Exhibits-See Exhibit Index on page 60 for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document. We will furnish a copy of any Exhibit at no cost to a security holder upon request.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
The transactions in the allowance for doubtful accounts for the years ended December 31 were as follows (in thousands):

	2014	2013	2012
Balance, beginning of year	$39,292	$34,560	$31,328
Provision	15,092	15,587	10,459
Write-offs	(13,333)	(10,855)	(7,227)
Balance, end of year	$41,051	$39,292	$34,560

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on March 2, 2015.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Chief Legal Officer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2015.

Signature	Title

/s/ JOHN P. WIEHOFF	Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer)
John P. Wiehoff

/s/ CHAD M. LINDBLOOM	Chief Information Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Chad M. Lindbloom

*	Director
Scott P. Anderson

*	Director
Robert Ezrilov

*	Director
Wayne M. Fortun

*	Director
Mary J. Steele Guilfoile

*	Director
Jodee Kozlak

*	Director
David W. MacLennan

*	Director
ReBecca Koenig Roloff

*	Director
Brian P. Short

*	Director
James B. Stake

*By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Attorney-in-Fact

INDEX TO EXHIBITS

Number	Description
2.1
Asset Purchase Agreement by and among C.H. Robinson Worldwide, Inc., T-Chek Systems, Inc., and Electronic Funds Source LLC, dated as of October 16, 2012 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on October 17, 2012)

2.2
Purchase Agreement dated as of September 24, 2012, among Phoenix International Freight Services, Ltd., the Selling Shareholders thereto, James William McInerney and Emil Sanchez, solely in their respective capacities as Selling Shareholder Representatives, and C.H. Robinson Worldwide, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on November 1, 2012)

2.3
Agreement and Plan of Merger dated December 1, 2014 among C.H. Robinson Company Inc., Jayhawk Merger Subsidiary, Inc., Freightquote.com, Inc., and the Stockholders' Representative named therein (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 2, 2014)

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

10.3
Credit Agreement dated as of October 29, 2012, among C.H. Robinson Worldwide, Inc., the lenders party thereto, and U.S. Bank National Association, as Administrative Agent for the Lenders, as Swing Line Lender and as LC Issuer (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed November 1, 2012)

10.4
Omnibus Amendment dated December 31, 2014 among C.H. Robinson Worldwide, Inc., the guarantors and lenders party thereto and U.S. Bank National Association, as LC Issuer, Swing Line Lender and Administrative Agent for the lenders, to that certain Credit Agreement dated, as of October 29, 2012, by and among the C.H. Robinson Company, Inc., the lenders, and U.S. Bank National Association, as LC Issuer Sing Line Lender and Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6, 2015)

10.5
Letter Agreement dated as of August 24, 2013, by and between C.H. Robinson Worldwide, Inc. and J.P. Morgan Securities LLC, as agent for JP Morgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 26, 2013)

10.6
Letter Agreement dated as of August 24, 2013, by and between C.H. Robinson Worldwide, Inc. and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 26, 2013)

10.7
Note Purchase Agreement dated as of August 23, 2013, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 26, 2013)

*10.8	First Amendment to Note Purchase Agreement dated February 20, 2015, by and among the Company and the Purchasers

†10.9	Form of Management-Employee Agreement (Key Employee) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, file no. 000-23189)

†10.10
Form of Management Confidentiality and Noncompetition Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, file no. 000-23189)

†10.11	C.H. Robinson Worldwide, Inc. 2010 Non-Equity Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A, filed on March 26, 2010)

†10.12	Robinson Companies Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on 10-K for the year ended December 31, 2012)

†10.13
Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C.H. Robinson Worldwide, Inc. and John P. Wiehoff (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, file no. 000-23189)

†10.14
Form of Restricted Stock Award for U.S. Managerial Employees (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, file no. 000-23189)

Number	Description

†10.15
Form of Restricted Unit Award for U.S. Managerial Employees (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, file no. 000-23189)

†10.16	2012 Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011)

†10.17	2012 Form of Restricted Stock Award for U.S. Managerial Employees (Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011)

†10.18	2012 Form of Restricted Stock Award for Officers (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011)

†10.19	2012 Form of Time-Based Restricted Stock Unit Award (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012)

*†10.20	Form of Incentive Stock Option Agreement

*†10.21	Form of Performance Share Award for Officers

*†10.22	Form of Performance Share Award for U.S. Managerial Employees

*†10.23	Form of Time-Based Restricted Stock Unit Award

†10.24	Key Employee Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013)

†10.25	Employee Confidentiality and Protection of Business Agreement (Incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013)

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*24	Powers of Attorney

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015, formatted in XBRL: (i) Consolidated Statement of Operations for the years ended December 31, 2014, 2013, and 2012, (ii) Consolidated Balance Sheets as of December 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, (iv) Consolidated Statements of Stockholders’ Investment for the years ended 2014, 2013, and 2012, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report