Form 10-Q
period 2015-03-31
C H ROBINSON WORLDWIDE INC
filed 2015-05-11
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
As of May 7, 2015, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 145,837,224.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$135,783	$128,940
Restricted cash	—	359,388
Receivables, net of allowance for doubtful accounts of $43,022 and $41,051	1,651,427	1,571,591
Deferred tax asset	8,387	7,746
Prepaid expenses and other	51,318	37,794
Total current assets	1,846,915	2,105,459

Property and equipment, net	191,141	152,471
Goodwill	1,097,267	825,038
Other intangible assets, net	138,541	98,330
Other assets	35,360	33,040
Total assets	$3,309,224	$3,214,338

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$791,722	$716,654
Outstanding checks	66,535	78,601
Accrued expenses:
Compensation and profit-sharing contribution	62,563	125,624
Income taxes	52,797	4,616
Other accrued liabilities	47,479	45,365
Current portion of debt	630,000	605,000
Total current liabilities	1,651,096	1,575,860

Long-term debt	500,000	500,000
Noncurrent income taxes payable	22,622	24,279
Deferred tax liabilities	77,256	66,961
Other long term liabilities	230	223
Total liabilities	2,251,204	2,167,323
Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 178,494 and 178,621 shares issued, 145,833 and 146,458 outstanding	14,583	14,646
Additional paid-in capital	336,960	321,968
Retained earnings	2,697,680	2,648,539
Accumulated other comprehensive loss	(41,808)	(28,610)
Treasury stock at cost (32,661 and 32,163 shares)	(1,949,395)	(1,909,528)
Total stockholders’ investment	1,058,020	1,047,015
Total liabilities and stockholders’ investment	$3,309,224	$3,214,338
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2015	2014
Revenues:
Transportation	$2,947,257	$2,806,777
Sourcing	353,633	335,808
Total revenues	3,300,890	3,142,585
Costs and expenses:
Purchased transportation and related services	2,452,112	2,376,388
Purchased products sourced for resale	323,668	308,962
Personnel expenses	255,144	220,297
Other selling, general, and administrative expenses	88,041	79,967
Total costs and expenses	3,118,965	2,985,614
Income from operations	181,925	156,971
Interest and other expense	(9,605)	(6,131)
Income before provision for income taxes	172,320	150,840
Provision for income taxes	65,844	57,653
Net income	106,476	93,187

Other comprehensive loss	(13,198)	(337)
Comprehensive income	$93,278	$92,850

Basic net income per share	$0.73	$0.63
Diluted net income per share	$0.73	$0.63

Basic weighted average shares outstanding	146,204	148,517
Dilutive effect of outstanding stock awards	179	491
Diluted weighted average shares outstanding	146,383	149,008
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(In thousands)	2015	2014
OPERATING ACTIVITIES
Net income	$106,476	$93,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,243	14,549
Provision for doubtful accounts	3,991	6,270
Stock-based compensation	15,336	4,793
Deferred income taxes	426	6,757
Gain on divestiture	—	(1,848)
Loss on sale/disposal of assets	429	372
Changes in operating elements (net of acquisitions):
Receivables	(27,599)	(168,723)
Prepaid expenses and other	(12,639)	(16,286)
Other non-current assets	1,435	201
Accounts payable and outstanding checks	21,105	88,052
Accrued compensation and profit-sharing contribution	(64,709)	(38,008)
Accrued income taxes	48,390	32,223
Other accrued liabilities	(8,489)	(7,099)
Net cash provided by operating activities	100,395	14,440

INVESTING ACTIVITIES
Purchases of property and equipment	(3,895)	(11,124)
Purchases and development of software	(2,771)	(1,471)
Acquisitions, net of cash acquired	(369,143)	—
Restricted cash	359,388	—
Other	462	268
Net cash used for investing activities	(15,959)	(12,327)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	6,914	4,686
Stock tendered for payment of withholding taxes	(9,324)	(10,950)
Repurchase of common stock	(37,930)	(2,000)
Cash dividends	(57,335)	(52,420)
Excess tax benefit on stock-based compensation	4,842	4,253
Proceeds from short-term borrowings	2,025,000	1,225,000
Payments on short-term borrowings	(2,000,000)	(1,190,000)
Net cash used for financing activities	(67,833)	(21,431)

Effect of exchange rates on cash	(9,760)	84
Net increase (decrease) in cash and cash equivalents	6,843	(19,234)
Cash and cash equivalents, beginning of period	128,940	162,047
Cash and cash equivalents, end of period	$135,783	$142,813
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL
Basis of Presentation - C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of transportation services and logistics solutions operating through a network of offices located in North America, Europe, Asia, and South America. The consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements. Starting in 2015, we are reporting Payment Services revenues as a part of Truckload revenues. We had previously reported Payment Services revenues separately from Transportation revenues. The prior year amounts have been combined to conform with the current period presentation. This change in presentation had no effect on our prior year condensed consolidated results of operations, financial condition, or cash flows.
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
Consistent with SEC rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read the condensed consolidated financial statements and related notes in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 2: GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

Balance, December 31, 2014	$825,038
Acquisitions	274,364
Foreign currency translation	(2,135)
Balance, March 31, 2015	$1,097,267

A summary of our other intangible assets, with finite lives, which include primarily customer relationships and non-competition agreements, is as follows (in thousands):

	March 31, 2015	December 31, 2014
Gross	$171,172	$133,372
Accumulated amortization	(43,106)	(36,917)
Net	$128,066	$96,455

Other intangible assets, with indefinite lives, are as follows (in thousands):

	March 31, 2015	December 31, 2014
Trademarks	$10,475	$1,875

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Amortization expense	$6,096	$4,927

Intangible assets at March 31, 2015 will be amortized over the next seven years, and that expense is as follows (in thousands):

Remainder of 2015	$18,288
2016	24,482
2017	24,205
2018	23,785
2019	23,785
Thereafter	13,521
Total	$128,066

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
We had no Level 3 liabilities as of and during the periods ended March 31, 2015, and March 31, 2014.

NOTE 4. FINANCING ARRANGEMENTS
On October 29, 2012, we entered into a senior unsecured revolving credit facility for up to $500 million with a $500 million accordion feature (the "Credit Agreement") with a syndicate of financial institutions led by U.S. Bank. The purpose of this facility was to partially fund the acquisition of Phoenix International Freight Services, Ltd. ("Phoenix") and to allow us to continue to fund working capital, capital expenditures, dividends, and share repurchases. In December 2014, we amended the credit facility to increase the amount available from $500 million to $900 million and to extend the expiration date from October 2017 to December 2019.
As of March 31, 2015, and December 31, 2014, we had $630.0 million and $605.0 million in borrowings outstanding under the Credit Agreement, which is classified as a current liability on the condensed consolidated balance sheets. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of March 31, 2015, the variable rate equaled LIBOR plus 1.50 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The weighted average interest rate incurred on borrowings during the quarter ended March 31, 2015, was approximately 1.3 percent and at March 31, 2015, was approximately 1.3 percent. The weighted average interest rate incurred on borrowings during the quarter ended March 31, 2014, was approximately 1.4 percent and at March 31, 2014, was approximately 1.7 percent.
The Credit Agreement contains various restrictions and covenants. Among other requirements, we may not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation, and amortization), as of the end of each of our fiscal quarters, may not exceed 3.00 to 1.00. We were in compliance with all of the financial debt covenants as of March 31, 2015.
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
The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding the company and its subsidiaries and various covenants, including covenants that require us to maintain specified financial ratios. The Note Purchase Agreement includes the following financial covenants: we will not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation, and amortization), as of the end of each of our fiscal quarters, to exceed 3.00 to 1.00; we will not permit the interest coverage ratio, as of the end of each of our fiscal quarters and for the twelve-month period then ending, of (i) Consolidated EBIT (earnings before income taxes) to (ii) Consolidated Interest Expense to be less than 2.00 to 1.00; and we will not permit, as of the end of each of our fiscal quarters, Consolidated Priority Debt to exceed 15 percent of Consolidated Total Assets. We were in compliance with all of the financial debt covenants as of March 31, 2015.
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
The Notes were issued by the company to the initial purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
The fair value of long-term debt approximated $548.1 million at March 31, 2015, based on observable market-based inputs compared to a carrying value of $500.0 million. If our long-term debt was recorded at fair value, it would be classified as a Level 2 liability.
NOTE 5: INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2009.
Our effective tax rate for the three months ended March 31, 2015 and 2014 was 38.2 percent and 38.2 percent, respectively. The effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit.

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
The delivery of 8.5 million shares of our common stock reduced our outstanding shares used to determine our weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the three months ended March 31, 2015, and March 31, 2014.

NOTE 7: STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options	$3,764	$453
Stock awards	10,679	3,513
Company expense on ESPP discount	893	827
Total stock-based compensation expense	$15,336	$4,793
On May 9, 2013, our shareholders approved our 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 3,400,000 shares plus the shares remaining available for future grants under the 1997 Plan as of May 9, 2013, can be granted under this plan. Approximately 3,191,335 shares were available for stock awards as of March 31, 2015. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash, generally become available again for issuance under the plan.
Stock Options - We have awarded performance-based stock options to certain key employees. These options are subject to certain vesting requirements over a five-year period based on the company’s earnings growth. Any options remaining unvested at the end of the five-year vesting period are forfeited to the company. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options).
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of March 31, 2015, unrecognized compensation expense related to stock options was $47.2 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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
As of March 31, 2015, there is unrecognized compensation expense of $122.2 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
Employee Stock Purchase Plan - Our 1997 Employee Stock Purchase Plan allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of each quarter discounted by 15 percent. Shares vest immediately. The following is a summary of the employee stock purchase plan activity (dollar amounts in thousands):

Three Months Ended March 31, 2015
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
81,318	$5,061	$893

NOTE 8: LITIGATION
We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including 21 contingent auto liability cases. For such legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our condensed consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are often unable to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

NOTE 9: ACQUISITIONS
On January 1, 2015, we completed the acquisition of Freightquote.com, Inc. ("Freightquote") for the purpose of enhancing our less than truckload and truckload businesses and expanding our e-commerce capabilities. Total purchase consideration was $398.4 million, which was paid in cash and is subject to post-closing cash and working capital adjustments, in accordance with the merger agreement. We used advances under the Credit Agreement to fund part of the cash consideration. The following is a preliminary summary of the allocation of purchase consideration to the estimated fair value of net assets for the acquisition of Freightquote (in thousands):

Cash and cash equivalents	$29,302
Receivables	56,228
Other current assets	2,395
Property and equipment	43,687
Identifiable intangible assets	37,800
Goodwill	274,364
Trademarks	8,600
Other noncurrent assets	3,421
Total assets	455,797

Accounts payable	(41,897)
Accrued expenses	(5,485)
Other liabilities	(9,970)
Estimated net assets acquired	$398,445

Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

	Estimated Life (years)
Customer relationships	5	$37,500
Noncompete agreements	5	300
Total identifiable intangible assets		$37,800

We also acquired a trademark valued at $8.6 million which have been determined to be indefinite-lived. The Freightquote goodwill is a result of acquiring and retaining the Freightquote existing workforce and expected synergies from integrating their business into C.H. Robinson. The goodwill will not be deductible for tax purposes. Purchase accounting is considered preliminary, subject to revision, mainly with respect to certain working capital accounts, taxes, and goodwill, as final information was not available as of March 31, 2015.

On an unaudited pro forma basis, assuming the Freightquote acquisition had closed on January 1, 2014, the results of C.H. Robinson including Freightquote would have resulted in the following (in thousands):

	Three Months Ended March 31, 2014
	C.H. Robinson	Freightquote	Combined
	As Reported	Operations	Pro Forma

Total revenues	$3,142,585	$141,062	$3,283,647
Income from operations	156,971	3,710	160,681

Freightquote pro forma financial information includes the following adjustments for the three months ended March 31, 2014 (in thousands):

Three Months Ended March 31, 2014
Additional amortization expense on identifiable intangible assets	$(1,890)
Other	796

The pro forma consolidated financial information was prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information and actual amounts may have differed materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of each period presented or of future results of the consolidated entity. The results of operations and financial condition of Freightquote have been included in our condensed consolidated financial statements since their acquisition date of January 1, 2015.

NOTE 10: CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in the Stockholders' investment on our condensed consolidated balance sheet. The recorded balance, net of taxes, at March 31, 2015, and December 31, 2014, was $41.8 million and $28.6 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency translation adjustment at March 31, 2015, and December 31, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes.

FORWARD-LOOKING INFORMATION
Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions or dispositions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in economic conditions; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers, or for other reasons; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel price increases or shortages; the impact of war on the economy; changes to our capital structure; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015.
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
In addition to transportation and logistics services, we also offer fresh produce sourcing services. Our Sourcing business is the buying, selling, and marketing of fresh produce. We purchase fresh produce through our network of produce suppliers and sell it to retail grocers and restaurant chains, produce wholesalers, and foodservice providers. In some cases, we also arrange the transportation of the produce we sell through our relationships with specialized transportation companies. Those revenues are reported as Transportation revenues.
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
Our offices work together to complete transactions and collectively meet the needs of our customers. For large multi-location customers, we often coordinate our efforts in one office and rely on multiple locations to deliver specific geographic or modal needs. As an example, during 2014, approximately 48 percent of our truckload shipments were shared transactions between offices. Our methodology of providing services is very similar across all locations. The majority of our global network operates on a common technology platform that is used to match customer needs with supplier capabilities, to collaborate with other offices, and to utilize centralized support resources to complete all facets of the transaction.
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
Our customers. In 2014, we worked with more than 46,000 active customers. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very diverse and unconcentrated. Our top 100 customers represented approximately 37 percent of our total revenues and approximately 26 percent of our net revenues in 2014. Our largest customer was approximately two percent of our total revenues and approximately one percent of our total net revenues in 2014.
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

RESULTS OF OPERATIONS
The following table summarizes our total revenues by service line (in thousands):

	Three Months Ended March 31,
	2015	2014	% change
Transportation	$2,947,257	$2,806,777	5.0%
Sourcing	353,633	335,808	5.3%
Total	$3,300,890	$3,142,585	5.0%

The following table illustrates our net revenue margins by services and products:

	Three Months Ended March 31,
	2015	2014
Transportation	16.8%	15.3%
Sourcing	8.5%	8.0%
Total	15.9%	14.5%

The following table summarizes our net revenues by service line (dollars in thousands):

	Three Months Ended March 31,
	2015	2014	% change
Transportation
Truckload	$298,380	$272,347	9.6%
LTL(1)	85,370	60,138	42.0%
Intermodal	10,512	8,940	17.6%
Ocean	50,190	43,612	15.1%
Air	20,639	17,454	18.2%
Customs	10,263	9,332	10.0%
Other Logistics Services	19,791	18,566	6.6%
Total Transportation	495,145	430,389	15.0%
Sourcing	29,965	26,846	11.6%
Total	$525,110	$457,235	14.8%
(1) Less than truckload ("LTL")

The following table represents certain statements of operations data, shown as percentages of our net revenues:

	Three Months Ended March 31,
	2015	2014
Net revenues	100.0%	100.0%
Operating expenses:
Personnel expenses	48.6%	48.2%
Other selling, general, and administrative expenses	16.8%	17.5%
Total operating expenses	65.4%	65.7%
Income from operations	34.6%	34.3%
Interest and other expense	(1.8)%	(1.3)%
Income before provision for income taxes	32.8%	33.0%
Provision for income taxes	12.5%	12.6%
Net income	20.3%	20.4%

We previously reported Payment Services revenues (the fees we earn from our cash advance option) separately from Transportation revenues. Starting the first quarter of 2015, we are reporting Payment Services revenues as a part of Truckload gross and net revenues. The following tables provide the results of our Transportation gross revenues and net revenues for 2014 and 2013 had we previously shown Payment Services revenues combined with Transportation revenues.

Gross revenues	2014				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Transportation	$2,803,704	$3,038,923	$3,069,056	$3,010,291	$2,603,182	$2,818,077	$2,880,901	$2,767,550
Payment Services	3,073	3,179	4,326	3,960	3,233	3,374	3,391	3,234
Total Transportation gross revenues	$2,806,777	$3,042,102	$3,073,382	$3,014,251	$2,606,415	$2,821,451	$2,884,292	$2,770,784

Net revenues	2014				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Transportation	$427,879	$483,552	$493,987	$474,306	$421,252	$431,145	$429,978	$416,020
Payment Services	2,510	2,591	3,776	3,505	2,624	2,705	2,775	2,646
Total Transportation net revenues	$430,389	$486,143	$497,763	$477,811	$423,876	$433,850	$432,753	$418,666

Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014
Total revenues and direct costs. Our consolidated total revenues increased 5.0 percent in the first quarter of 2015 compared to the first quarter of 2014. Total Transportation revenues increased 5.0 percent to $2.9 billion in the first quarter of 2015 from $2.8 billion in the first quarter of 2014. The increase was driven by our acquisition of Freightquote.com ("Freightquote") on January 1, 2015, and increased volumes in most of our transportation modes offset partially by lower rates charged to our customers, primarily due to the lower cost of fuel. Total purchased transportation and related services increased 3.2 percent in the first quarter of 2015 to $2.5 billion from $2.4 billion in the first quarter of 2014. The increase was due to our acquisition of Freightquote and higher volumes in most of our transportation modes, partially offset by decreased cost of capacity primarily related to lower cost of fuel. Our Sourcing revenue increased 5.3 percent to $353.6 million in the first quarter of 2015 from $335.8 million in the first quarter of 2014. Purchased products sourced for resale increased 4.8 percent in the first quarter of 2015 to $323.7 million from $309.0 million in the first quarter of 2014. These increases were primarily due to case volume increases.
Net revenues. Total Transportation net revenues increased 15.0 percent to $495.1 million in the first quarter of 2015 from $430.4 million in the first quarter of 2014. The acquisition of Freightquote contributed approximately seven percentage points to our Transportation net revenue growth in the first quarter of 2015. Our Transportation net revenue margin increased to 16.8 percent in the first quarter of 2015 from 15.3 percent in the first quarter of 2014.

Our truckload net revenues increased 9.6 percent to $298.4 million in the first quarter of 2015 from $272.3 million in the first quarter of 2014; approximately 95 percent of our total truckload net revenues are derived from North American operations. Freightquote contributed approximately three percentage points to our truckload net revenue growth. Our North American truckload volumes increased six percent in the first quarter of 2015 compared to the first quarter of 2014. Approximately half of this increase was due to the acquisition of Freightquote. Truckload net revenue margin increased in the first quarter of 2015 compared to the first quarter of 2014, due primarily to the lower cost of fuel. In North America, excluding the estimated impacts of the change in fuel, our average truckload rate per mile charged to our customers increased approximately six percent in the first quarter of 2015 compared to the first quarter of 2014. In North America, our truckload transportation costs increased approximately six percent, excluding the estimated impacts of the change in fuel. While the average change in both our truckload rates and costs was six percent for the quarter, those increases declined throughout the first quarter of 2015 as our average rates were increasing throughout the first quarter of 2014.
Our LTL net revenues increased 42.0 percent to $85.4 million in the first quarter of 2015 from $60.1 million in the first quarter of 2014. Freightquote contributed approximately 34 percentage points to our LTL net revenue growth in the first quarter of 2015. LTL volumes increased approximately 28 percent in the first quarter of 2015 compared to the first quarter of 2014. Freightquote contributed approximately 19 percentage points to our LTL volume growth in the first quarter of 2015. Net revenue margin increased in the first quarter of 2015 compared to the first quarter of 2014. This was primarily the result of a change in our freight mix with more small customers from the Freightquote business, which typically have a higher net revenue margin.
Our intermodal net revenue increased 17.6 percent to $10.5 million in the first quarter of 2015 from $8.9 million in the first quarter of 2014. Freightquote contributed approximately 10 percentage points to our intermodal net revenue and volume growth in the first quarter of 2015.
Our ocean transportation net revenues increased 15.1 percent to $50.2 million in the first quarter of 2015 from $43.6 million in the first quarter of 2014. The increase in net revenues was primarily due to increased volumes and net revenue margin.
Our air transportation net revenues increased 18.2 percent to $20.6 million in the first quarter of 2015 from $17.5 million in the first quarter of 2014. The increase was primarily due to increased volumes and net revenue margin. During the quarter, some of our customers chose to convert their ocean freight to air freight, due to port delays on the West Coast, which contributed to growth in our air transportation net revenues.
Our customs net revenues increased 10.0 percent to $10.3 million in the first quarter of 2015 from $9.3 million in 2014. The increase was primarily due to increased transaction volumes.
Other logistics services net revenues, which include transportation management services, warehousing, and small parcel, increased 6.6 percent to $19.8 million in the first quarter of 2015 from $18.6 million in the first quarter of 2014 primarily from growth in managed services. Freightquote contributed approximately two percentage points to our other logistics services net revenue growth in the first quarter of 2015.
Sourcing net revenues increased 11.6 percent to $30.0 million in the first quarter of 2015 from $26.8 million in the first quarter of 2014. This increase was primarily due to increased case volumes of nine percent and increased net revenue per case. Our net revenue margin increased to 8.5 percent in the first quarter of 2015 from 8.0 percent in the first quarter of 2014.
Operating expenses. Operating expenses increased 14.3 percent to $343.2 million in the first quarter of 2015 from $300.3 million in the first quarter of 2014. Freightquote added approximately $26 million, including amortization, to our total operating expenses in the first quarter of 2015. Operating expenses as a percentage of net revenues decreased slightly to 65.4 percent in the first quarter of 2015 from 65.7 percent in the first quarter of 2014.
For the first quarter, personnel expenses increased 15.8 percent to $255.1 million in 2015 from $220.3 million in 2014. This was primarily due to increases in expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability. Personnel expenses also increased due to additional headcount related to our acquisition of Freightquote. For the first quarter of 2015, our average headcount grew 7.5 percent compared to the first quarter of 2014.
For the first quarter of 2015, other selling, general, and administrative expenses increased 10.1 percent to $88.0 million in 2015 from $80.0 million in 2014. This increase was primarily due to our acquisition of Freightquote including amortization expense of approximately $1.9 million, and an increase in claims expenses, partially offset by a decrease in our provision for doubtful accounts.

Income from operations. Income from operations increased 15.9 percent to $181.9 million in the first quarter of 2015 from $157.0 million in the first quarter of 2014. Income from operations as a percentage of net revenues increased slightly to 34.6 percent in the first quarter of 2015 from 34.3 percent in the first quarter of 2014.
Interest and other expense. Interest and other expense was $9.6 million in the first quarter of 2015 compared to $6.1 million in the first quarter of 2014. The primary reason for this increase was related to the expiration of a deferred tax liability of approximately $1.8 million from the Phoenix acquisition. This deferred tax liability had a related indemnification receivable from the selling shareholders. The indemnification receivable was expensed as interest and other expense and the offsetting deferred tax liability was credit to income tax expense. We also increased our borrowings on the revolving credit facility at the end of 2014 to in order to purchase Freightquote.
Provision for income taxes. Our effective income tax rate was 38.2 percent for the first quarter of 2015 and 2014. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
Net income. Net income increased 14.3 percent to $106.5 million in the first quarter of 2015 from $93.2 million in the first quarter of 2014. Basic and diluted net income per share increased 15.9 percent to $0.73 from $0.63.
LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In 2012, we entered into a senior unsecured revolving credit facility to partially fund the acquisition of Phoenix. In December 2014, we amended the revolving credit facility to increase the amount available from $500 million to $900 million and to extend the expiration date from October 2017 to December 2019, primarily to fund the acquisition of Freightquote. In 2013, we entered into a Note Purchase Agreement to fund the ASR Agreements to repurchase $500.0 million worth of our common stock. The Note Purchase Agreement was amended in February 2015 to conform its financial covenants to be consistent with the amended revolving credit facility. We also expect to use the revolving credit facility and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases. Cash and cash equivalents totaled $135.8 million and $128.9 million as of March 31, 2015, and December 31, 2014. Cash and cash equivalents held outside the United States totaled $62.7 million and $73.1 million as of March 31, 2015, and December 31, 2014. Working capital at March 31, 2015, and December 31, 2014 was $195.8 million and $529.6 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $100.4 million and $14.4 million of cash flow from operations during the three months ended March 31, 2015 and 2014. During the three months ended March 31, 2015, our cash flow from operations increased $86.0 million compared to the three months ended March 31, 2014. In general, the first quarter generates lower operating cash flow than the other three quarters during the year due to sequentially increasing our receivables and making bonus payments in January. However, due to the decrease in the price of fuel during the quarter, our working capital did not grow as much as it usually does in the first quarter of 2015 allowing us to generate higher operating cash flow.
Cash used for investing activities. We used $16.0 million and $12.3 million of cash during the three months ended March 31, 2015 and 2014 for investing activities.
We used $6.7 million and $12.6 million for capital expenditures during the three months ended March 31, 2015 and 2014 primarily for investments in information technology equipment to support our operating systems, including the purchase and development of software. These information technology investments are intended to improve efficiencies and help grow the business. Additionally, we completed construction of a new office building on our corporate campus in Eden Prairie, Minnesota, during the first quarter of 2014. During the first quarter of 2014, we used approximately $2.5 million in cash for construction on this building.
We used $369.1 million, net of cash acquired, for the acquisition of Freightquote in January 2015. On January 1, 2015, the restrictions on $359.4 million of restricted cash held in escrow were lifted and the funds were disbursed out of the escrow accounts, pursuant to the purchase agreement in connection with the acquisition.
Cash used for financing activities. We used $67.8 million and $21.4 million of cash flow for financing activities during the three months ended March 31, 2015 and 2014. The change was primarily due to an increase in share repurchases compared to the first quarter of 2014.

During the three months ended March 31, 2015 and 2014, we had net short-term borrowings of $25.0 million and $35.0 million respectively. The outstanding balance on the revolving credit facility was $630.0 million as of March 31, 2015. We were in compliance with all of the credit facility's financial debt covenants as of March 31, 2015.
We used $57.3 million and $52.4 million to pay cash dividends during the three months ended March 31, 2015 and 2014.
We used $9.3 million and $11.0 million to acquire shares from employees through their withholding taxes resulting from the delivery of restricted equity during the three months ended March 31, 2015 and 2014.
We used $37.9 million and $2.0 million on share repurchases during the three months ended March 31, 2015 and 2014. In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of March 31, 2015, there were 9,713,242 shares remaining for future repurchases. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our condensed consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of our critical accounting policies and estimates.
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
Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $43.0 million as of March 31, 2015, increased compared to the allowance of $41.1 million as of December 31, 2014. The increase was primarily the result of the growth in our total receivable portfolio and a slight deterioration in our aging. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
Goodwill. We manage and report our operations as one operating segment. Our branches represent a series of components that are aggregated for the purpose of evaluating goodwill for impairment on an enterprise-wide basis. The fair value of the enterprise-wide reporting unit substantially exceeds the book value; therefore, we have determined that there is no indication of goodwill impairment as of March 31, 2015.

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
We had $135.8 million of cash and investments on March 31, 2015, consisting entirely of cash and cash equivalents. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $900 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or "prime" plus the applicable add-on percentage as defined. At March 31, 2015, there was $630.0 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $175,000,000 of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023, (ii) $150,000,000 of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (iii) $175,000,000 of the company’s 4.60 percent Senior Notes, Series C, due August 27, 2033. At March 31, 2015, there was $500.0 million outstanding on the notes.
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
As previously announced, we acquired Freightquote during the first quarter of 2015. We have not fully evaluated any changes in internal control over financial reporting associated with this acquisition, and therefore any material changes that may result from this acquisition have not been disclosed in this report. We intend to disclose all material changes resulting from the acquisition within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include this entity.
The results in this quarterly report include those of Freightquote.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the company during the quarter ended March 31, 2015, of shares of the company's common stock.

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2015-January 31, 2015	60,540	$73.71	—	10,306,342
February 1, 2015-February 28, 2015	67,146	71.43	—	10,306,342
March 1, 2015-March 31, 2015	595,068	74.06	593,100	9,713,242
First quarter 2015	722,754	$73.78	593,100	9,713,242

(a) The total number of shares purchased includes: (i) 593,100 shares of common stock purchased under the authorization described below; and (ii) 129,654 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(b) In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of March 31, 2015, there were 9,713,242 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3.	Defaults on Senior Securities
None

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information

None

ITEM 6.	Exhibits
Exhibits filed with this report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended March 31, 2015, formatted in XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2015.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By:	/s/ Chad M. Lindbloom
Chad M. Lindbloom
Chief Financial Officer (principal accounting officer)