Form 10-Q
period 2015-06-30
C H ROBINSON WORLDWIDE INC
filed 2015-08-10
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2015, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 141,801,035.

C.H. ROBINSON WORLDWIDE, INC.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$171,451	$128,940
Restricted cash	—	359,388
Receivables, net of allowance for doubtful accounts of $45,611 and $41,051	1,706,429	1,571,591
Deferred tax asset	7,731	7,746
Prepaid expenses and other	58,728	37,794
Total current assets	1,944,339	2,105,459

Property and equipment, net	190,849	152,471
Goodwill	1,097,579	825,038
Other intangible assets, net	132,450	98,330
Other assets	38,797	33,040
Total assets	$3,404,014	$3,214,338

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$832,861	$716,654
Outstanding checks	61,185	78,601
Accrued expenses:
Compensation and profit-sharing contribution	95,528	125,624
Income taxes	25,536	4,616
Other accrued liabilities	49,708	45,365
Current portion of debt	630,000	605,000
Total current liabilities	1,694,818	1,575,860

Long-term debt	500,000	500,000
Noncurrent income taxes payable	22,723	24,279
Deferred tax liabilities	74,394	66,961
Other long term liabilities	228	223
Total liabilities	2,292,163	2,167,323
Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 178,507 and 178,621 shares issued, 145,135 and 146,458 outstanding	14,513	14,646
Additional paid-in capital	352,494	321,968
Retained earnings	2,777,703	2,648,539
Accumulated other comprehensive loss	(37,678)	(28,610)
Treasury stock at cost (33,372 and 32,163 shares)	(1,995,181)	(1,909,528)
Total stockholders’ investment	1,111,851	1,047,015
Total liabilities and stockholders’ investment	$3,404,014	$3,214,338
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Revenues:
Transportation	$3,130,722	$3,042,102	$6,077,979	$5,848,879
Sourcing	414,366	460,816	767,999	796,624
Total revenues	3,545,088	3,502,918	6,845,978	6,645,503
Costs and expenses:
Purchased transportation and related services	2,582,374	2,555,959	5,034,486	4,932,347
Purchased products sourced for resale	378,696	425,922	702,364	734,884
Personnel expenses	263,999	238,986	519,143	459,283
Other selling, general, and administrative expenses	90,924	81,669	178,965	161,636
Total costs and expenses	3,315,993	3,302,536	6,434,958	6,288,150
Income from operations	229,095	200,382	411,020	357,353
Interest and other expense	(5,894)	(6,252)	(15,499)	(12,383)
Income before provision for income taxes	223,201	194,130	395,521	344,970
Provision for income taxes	85,993	75,534	151,837	133,187
Net income	137,208	118,596	243,684	211,783

Other comprehensive income (loss)	4,130	(743)	(9,068)	(1,079)
Comprehensive income	$141,338	$117,853	$234,616	$210,704

Basic net income per share	$0.94	$0.80	$1.67	$1.43
Diluted net income per share	$0.94	$0.80	$1.67	$1.43

Basic weighted average shares outstanding	145,515	147,826	145,856	148,167
Dilutive effect of outstanding stock awards	164	148	164	126
Diluted weighted average shares outstanding	145,679	147,974	146,020	148,293
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2015	2014
OPERATING ACTIVITIES
Net income	$243,684	$211,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,682	29,349
Provision for doubtful accounts	9,053	11,128
Stock-based compensation	31,019	16,423
Deferred income taxes	(1,780)	5,894
Gain on divestiture	—	(1,848)
Loss on sale/disposal of assets	438	500
Changes in operating elements (net of acquisitions):
Receivables	(87,663)	(261,334)
Prepaid expenses and other	(19,802)	(14,214)
Other non-current assets	736	270
Accounts payable and outstanding checks	56,891	121,109
Accrued compensation and profit-sharing contribution	(32,027)	(6,137)
Accrued income taxes	21,230	12,698
Other accrued liabilities	(3,265)	2,747
Net cash provided by operating activities	251,196	128,368

INVESTING ACTIVITIES
Purchases of property and equipment	(11,542)	(14,860)
Purchases and development of software	(8,063)	(3,964)
Acquisitions, net of cash acquired	(369,143)	—
Restricted cash	359,388	—
Other	361	268
Net cash used for investing activities	(28,999)	(18,556)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	9,858	7,417
Stock tendered for payment of withholding taxes	(10,190)	(11,288)
Repurchase of common stock	(89,923)	(48,869)
Cash dividends	(114,517)	(104,909)
Excess tax benefit on stock-based compensation	6,040	5,198
Proceeds from short-term borrowings	3,893,000	2,435,000
Payments on short-term borrowings	(3,868,000)	(2,410,000)
Net cash used for financing activities	(173,732)	(127,451)

Effect of exchange rates on cash	(5,954)	(193)
Net increase (decrease) in cash and cash equivalents	42,511	(17,832)
Cash and cash equivalents, beginning of period	128,940	162,047
Cash and cash equivalents, end of period	$171,451	$144,215
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL
Basis of Presentation - C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of transportation services and logistics solutions operating through a network of offices located in North America, Europe, Asia, and South America. The consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements. Starting in 2015, we are reporting fees earned from our cash advance option provided to our contract carriers ("Payment Services") as a part of Truckload revenues. We had previously reported Payment Services revenues separately from Transportation revenues. The prior year amounts have been combined to conform with the current period presentation. This change in presentation had no effect on our prior year condensed consolidated results of operations, financial condition, or cash flows.
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

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

Balance, December 31, 2014	$825,038
Acquisitions	274,364
Foreign currency translation	(1,823)
Balance, June 30, 2015	$1,097,579

A summary of our other intangible assets, with finite lives, which include primarily customer relationships and non-competition agreements, is as follows (in thousands):

	June 30, 2015	December 31, 2014
Gross	$171,172	$133,372
Accumulated amortization	(49,197)	(36,917)
Net	$121,975	$96,455

Other intangible assets, with indefinite lives, are as follows (in thousands):

	June 30, 2015	December 31, 2014
Trademarks	$10,475	$1,875

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization expense	$6,093	$4,912	$12,189	$9,839

Intangible assets at June 30, 2015 will be amortized over the next six years, and that expense is as follows (in thousands):

Remainder of 2015	$12,197
2016	24,482
2017	24,205
2018	23,785
2019	23,785
Thereafter	13,521
Total	$121,975

NOTE 3. FAIR VALUE MEASUREMENT
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
We had no Level 3 liabilities as of and during the periods ended June 30, 2015, and June 30, 2014.

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
As of June 30, 2015, and December 31, 2014, we had $630.0 million and $605.0 million in borrowings outstanding under the Credit Agreement, which is classified as a current liability on the condensed consolidated balance sheets. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of June 30, 2015, the variable rate equaled LIBOR plus 1.125 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The weighted average interest rate incurred on borrowings during the quarter ended June 30, 2015, was approximately 1.3 percent and at June 30, 2015, was approximately 1.3 percent. The weighted average interest rate incurred on borrowings during the quarter ended June 30, 2014, was approximately 1.7 percent and at June 30, 2014, was approximately 1.7 percent.

The Credit Agreement contains various restrictions and covenants. Among other requirements, we may not permit our leverage ratio, determined as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation, and amortization), to exceed 3.00 to 1.00. We were in compliance with all of the financial debt covenants as of June 30, 2015.
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
The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding the company and its subsidiaries and various covenants, including covenants that require us to maintain specified financial ratios. The Note Purchase Agreement includes the following financial covenants: we will not permit our leverage ratio, determined as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation, and amortization), to exceed 3.00 to 1.00; we will not permit the interest coverage ratio, as of the end of each of our fiscal quarters and for the twelve-month period then ending, of (i) Consolidated EBIT (earnings before income taxes) to (ii) Consolidated Interest Expense to be less than 2.00 to 1.00; and we will not permit, as of the end of each of our fiscal quarters, Consolidated Priority Debt to exceed 15 percent of Consolidated Total Assets. We were in compliance with all of the financial debt covenants as of June 30, 2015.
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
The fair value of long-term debt approximated $515.6 million at June 30, 2015, based on observable market-based inputs compared to a carrying value of $500.0 million. If our long-term debt was recorded at fair value, it would be classified as a Level 2 liability.
NOTE 5. INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2009.
Our effective tax rate for the three months ended June 30, 2015 and 2014 was 38.5 percent and 38.9 percent, respectively. The effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit.

NOTE 6. ACCELERATED SHARE REPURCHASE
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
The delivery of 8.5 million shares of our common stock reduced our outstanding shares used to determine our weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the three months ended June 30, 2015, and June 30, 2014.

NOTE 7. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$4,109	$2,308	$7,873	$2,761
Stock awards	11,057	8,840	21,736	12,353
Company expense on ESPP discount	517	482	1,410	1,309
Total stock-based compensation expense	$15,683	$11,630	$31,019	$16,423
On May 9, 2013, our shareholders approved our 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 3,400,000 shares plus the shares remaining available for future grants under the 1997 Plan as of May 9, 2013, can be granted under this plan. Approximately 3,174,278 shares were available for stock awards as of June 30, 2015. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash, generally become available again for issuance under the plan.
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
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of June 30, 2015, unrecognized compensation expense related to stock options was $43.9 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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
As of June 30, 2015, there is unrecognized compensation expense of $111.7 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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

Three Months Ended June 30, 2015
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
55,206	$2,928	$517

NOTE 8. LITIGATION
We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including 26 contingent auto liability cases. For such legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our condensed consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are often unable to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

NOTE 9. ACQUISITIONS
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

We also acquired a trademark valued at $8.6 million which has been determined to be indefinite-lived. The Freightquote goodwill is a result of acquiring and retaining the Freightquote existing workforce and expected synergies from integrating their business into C.H. Robinson. The goodwill will not be deductible for tax purposes. Purchase accounting is considered preliminary, subject to revision, mainly with respect to certain working capital accounts, taxes, and goodwill, as final information was not available as of June 30, 2015.

On an unaudited pro forma basis, assuming the Freightquote acquisition had closed on January 1, 2014, the results of C.H. Robinson including Freightquote, for the three and six month periods ending June 30, 2014, would have resulted in the following (in thousands):

	Three Months Ended June 30, 2014
	C.H. Robinson	Freightquote	Combined
	As Reported	Operations	Pro Forma
Total revenues	$3,502,918	$162,644	$3,665,562
Income from operations	200,382	5,167	205,549

	Six Months Ended June 30, 2014
	C.H. Robinson	Freightquote	Combined
	As Reported	Operations	Pro Forma
Total revenues	$6,645,503	$303,708	$6,949,211
Income from operations	357,353	8,877	366,230

For the three month and six month period ending June 30, 2014, Freightquote pro forma financial information includes the following adjustments (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Additional amortization expense on identifiable intangible assets	$(1,890)	$(3,780)
Other	1,142	1,939

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

NOTE 10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in the Stockholders' investment on our condensed consolidated balance sheets. The recorded balance, net of taxes, at June 30, 2015, and December 31, 2014, was $37.7 million and $28.6 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency translation adjustment at June 30, 2015, and December 31, 2014.

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

RESULTS OF OPERATIONS
The following table summarizes our total revenues by service line (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% change	2015	2014	% change
Transportation	$3,130,722	$3,042,102	2.9%	$6,077,979	$5,848,879	3.9%
Sourcing	414,366	460,816	(10.1)%	767,999	796,624	(3.6)%
Total	$3,545,088	$3,502,918	1.2%	$6,845,978	$6,645,503	3.0%

The following table illustrates our net revenue margins by services and products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Transportation	17.5%	16.0%	17.2%	15.7%
Sourcing	8.6%	7.6%	8.5%	7.8%
Total	16.5%	14.9%	16.2%	14.7%

The following table summarizes our net revenues by service line (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% change	2015	2014	% change
Transportation
Truckload	$334,546	$308,152	8.6%	$632,926	$580,499	9.0%
LTL(1)	91,524	67,376	35.8%	176,894	127,514	38.7%
Intermodal	11,539	10,863	6.2%	22,051	19,803	11.4%
Ocean	59,066	50,486	17.0%	109,256	94,098	16.1%
Air	19,596	21,747	(9.9)%	40,235	39,201	2.6%
Customs	10,973	10,312	6.4%	21,236	19,644	8.1%
Other Logistics Services	21,104	17,207	22.6%	40,895	35,773	14.3%
Total Transportation	548,348	486,143	12.8%	1,043,493	916,532	13.9%
Sourcing	35,670	34,894	2.2%	65,635	61,740	6.3%
Total	$584,018	$521,037	12.1%	$1,109,128	$978,272	13.4%
(1) Less than truckload ("LTL")

The following table represents certain statements of operations data, shown as percentages of our net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	45.2%	45.9%	46.8%	46.9%
Other selling, general, and administrative expenses	15.6%	15.7%	16.1%	16.5%
Total operating expenses	60.8%	61.5%	62.9%	63.5%
Income from operations	39.2%	38.5%	37.1%	36.5%
Interest and other expense	(1.0)%	(1.2)%	(1.4)%	(1.3)%
Income before provision for income taxes	38.2%	37.3%	35.7%	35.3%
Provision for income taxes	14.7%	14.5%	13.7%	13.6%
Net income	23.5%	22.8%	22.0%	21.6%

We previously reported Payment Services revenues (the fees we earn from our cash advance option) separately from Transportation revenues. Starting in the first quarter of 2015, we are reporting Payment Services revenues as a part of Truckload gross and net revenues. The following tables provide the results of our Transportation gross revenues and net revenues for 2014 and 2013 had we previously shown Payment Services revenues combined with Transportation revenues.

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

Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014
Total revenues and direct costs. Our consolidated total revenues increased 1.2 percent in the second quarter of 2015 compared to the second quarter of 2014. Total Transportation revenues increased 2.9 percent to $3.1 billion in the second quarter of 2015 from $3.0 billion in the second quarter of 2014. The increase was driven by our acquisition of Freightquote.com ("Freightquote") on January 1, 2015, and increased volumes in most of our transportation modes offset partially by lower rates charged to our customers, primarily due to the lower cost of fuel. Total purchased transportation and related services increased 1.0 percent in the second quarter of 2015 to $2.58 billion from $2.56 billion in the second quarter of 2014. The increase was due to our acquisition of Freightquote and higher volumes in most of our transportation modes, partially offset by decreased cost of capacity, primarily related to lower cost of fuel. Our Sourcing revenue decreased 10.1 percent to $414.4 million in the second quarter of 2015 from $460.8 million in the second quarter of 2014. Purchased products sourced for resale decreased 11.1 percent in the second quarter of 2015 to $378.7 million from $425.9 million in the second quarter of 2014. These decreases were primarily due to lower cost of product.
Net revenues. Total Transportation net revenues increased 12.8 percent to $548.3 million in the second quarter of 2015 from $486.1 million in the second quarter of 2014. The acquisition of Freightquote contributed approximately seven percentage points to our Transportation net revenue growth in the second quarter of 2015. Our Transportation net revenue margin increased to 17.5 percent in the second quarter of 2015 from 16.0 percent in the second quarter of 2014.

Our truckload net revenues increased 8.6 percent to $334.5 million in the second quarter of 2015 from $308.2 million in the second quarter of 2014. Freightquote contributed approximately 3.5 percentage points to our truckload net revenue growth. Approximately 96 percent of our total truckload net revenues are derived from North American operations. Our North American truckload volumes increased seven percent in the second quarter of 2015 compared to the second quarter of 2014. Approximately three percent of this increase was due to the acquisition of Freightquote. Truckload net revenue margin increased in the second quarter of 2015 compared to the second quarter of 2014, due primarily to the lower cost of fuel. In North America, excluding the estimated impacts of the change in fuel prices, our average truckload rate per mile charged to our customers increased approximately three percent in the second quarter of 2015 compared to the second quarter of 2014. In North America, our truckload transportation costs increased approximately 2.5 percent, excluding the estimated impacts of the change in fuel prices.
Our LTL net revenues increased 35.8 percent to $91.5 million in the second quarter of 2015 from $67.4 million in the second quarter of 2014. Freightquote contributed approximately 33 percentage points to our LTL net revenue growth in the second quarter of 2015. LTL volumes increased approximately 33 percent in the second quarter of 2015 compared to the second quarter of 2014. Freightquote contributed approximately 20 percentage points to our LTL volume growth in the second quarter of 2015. Net revenue margin increased in the second quarter of 2015 compared to the second quarter of 2014. This was primarily the result of a change in our freight mix with more small customers from Freightquote business, which typically have a higher net revenue margin.
Our intermodal net revenues increased 6.2 percent to $11.5 million in the second quarter of 2015 from $10.9 million in the second quarter of 2014. Freightquote contributed approximately nine percentage points to our intermodal net revenue and volume growth in the second quarter of 2015. Excluding Freightquote, intermodal transactional volume decreased in the second quarter of 2015 compared to the second quarter of 2014.
Our ocean transportation net revenues increased 17.0 percent to $59.1 million in the second quarter of 2015 from $50.5 million in the second quarter of 2014. The increase in net revenues was primarily due to increased net revenue margin as volumes were flat.
Our air transportation net revenues decreased 9.9 percent to $19.6 million in the second quarter of 2015 from $21.7 million in the second quarter of 2014. The decrease was due to lower rates charged to our customers, offset slightly by increased net revenue margin and a small increase in volumes.
Our customs net revenues increased 6.4 percent to $11.0 million in the second quarter of 2015 from $10.3 million in 2014. The increase was primarily due to increased transaction volumes.
Other logistics services net revenues, which include transportation management services, warehousing, and small parcel, increased 22.6 percent to $21.1 million in the second quarter of 2015 from $17.2 million in the second quarter of 2014 primarily from growth in managed services. Freightquote contributed approximately two percentage points to our other logistics services net revenue growth in the second quarter of 2015.
Sourcing net revenues increased 2.2 percent to $35.7 million in the second quarter of 2015 from $34.9 million in the second quarter of 2014. This increase was primarily due to increased case volumes across a variety of commodities and services, partially offset by decreased net revenue per case. Our net revenue margin increased to 8.6 percent in the second quarter of 2015 from 7.6 percent in the second quarter of 2014.
Operating expenses. Operating expenses increased 10.7 percent to $354.9 million in the second quarter of 2015 from $320.7 million in the second quarter of 2014. Freightquote added approximately $26.7 million, including amortization, to our total operating expenses in the second quarter of 2015. Operating expenses as a percentage of net revenues decreased slightly to 60.8 percent in the second quarter of 2015 from 61.5 percent in the second quarter of 2014.
For the second quarter, personnel expenses increased 10.5 percent to $264.0 million in 2015 from $239.0 million in 2014. This was primarily due to additional headcount related to our acquisition of Freightquote and increases in expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability. For the second quarter of 2015, our average headcount grew 10.1 percent compared to the second quarter of 2014.
For the second quarter of 2015, other selling, general, and administrative expenses increased 11.3 percent to $90.9 million in 2015 from $81.7 million in 2014. This increase was primarily due to our acquisition of Freightquote including amortization expense of approximately $1.9 million, and an increase in travel expenses.

Income from operations. Income from operations increased 14.3 percent to $229.1 million in the second quarter of 2015 from $200.4 million in the second quarter of 2014. Income from operations as a percentage of net revenues increased to 39.2 percent in the second quarter of 2015 from 38.5 percent in the second quarter of 2014.
Interest and other expense. Interest and other expense was $5.9 million in the second quarter of 2015 compared to $6.3 million in the second quarter of 2014.
Provision for income taxes. Our effective income tax rate was 38.5 percent for the second quarter of 2015 and 38.9 percent for the second quarter of 2014. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
Net income. Net income increased 15.7 percent to $137.2 million in the second quarter of 2015 from $118.6 million in the second quarter of 2014. Basic and diluted net income per share increased 17.5 percent to $0.94 from $0.80.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Total revenues and direct costs. Our consolidated total revenues increased 3.0 percent in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Total Transportation revenues increased 3.9 percent to $6.1 billion in the six months ended June 30, 2015 from $5.8 billion in the six months ended June 30, 2014. The increase was driven by our acquisition of Freightquote, and increased volumes in most of our transportation modes offset partially by lower rates charged to our customers, primarily due to the lower cost of fuel. Total purchased transportation and related services increased 2.1 percent in the six months ended June 30, 2015 to $5.0 billion from $4.9 billion in the six months ended June 30, 2014. The increase was due to our acquisition of Freightquote and higher volumes in most of our transportation modes, partially offset by decreased cost of capacity primarily related to lower cost of fuel. Our Sourcing revenue decreased 3.6 percent to $768.0 million in the six months ended June 30, 2015 from $796.6 million in the six months ended June 30, 2014. Purchased products sourced for resale decreased 4.4 percent in the six months ended June 30, 2015 to $702.4 million from $734.9 million in the six months ended June 30, 2014.
Net revenues. Total Transportation net revenues increased 13.9 percent to $1.0 billion in the six months ended June 30, 2015 from $0.9 billion in the six months ended June 30, 2014. Our Transportation net revenue margin increased to 17.2 percent in the six months ended June 30, 2015 from 15.7 percent in the six months ended June 30, 2014.
Our truckload net revenues increased 9.0 percent to $632.9 million in the six months ended June 30, 2015 from $580.5 million in the six months ended June 30, 2014. Freightquote contributed approximately three percentage points to our truckload net revenue growth. Approximately 96 percent of these revenues are derived from North America. North American truckload volumes increased approximately seven percent in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Approximately three percent of this increase was due to the acquisition of Freightquote. Truckload net revenue margin increased in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due primarily to increased rate per mile. In North America, excluding the estimated impacts of the change in fuel prices, our average truckload rate per mile charged to our customers increased approximately 4.5 percent in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. In North America, our truckload transportation costs increased approximately four percent, excluding the estimated impacts of the change in fuel prices.
Our LTL net revenues increased 38.7 percent to $176.9 million in the six months ended June 30, 2015 from $127.5 million in the six months ended June 30, 2014. Freightquote contributed approximately 33 percentage points to our LTL net revenue growth. The increase in net revenues was driven by an increase in total shipments of approximately 30 percent and increased net revenue margin. Approximately 17 percent of this increase was due to the acquisition of Freightquote. LTL net revenue margin increased in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This was primarily the result of a change in our freight mix with more small customers from the Freightquote business, which typically have a higher net revenue margin.
Our intermodal net revenue increased 11.4 percent to $22.1 million in the six months ended June 30, 2015 from $19.8 million in the six months ended June 30, 2014. Freightquote contributed approximately 10 percentage points to our intermodal net revenue growth.
Our ocean transportation net revenues increased 16.1 percent to $109.3 million in the six months ended June 30, 2015 from $94.1 million in the six months ended June 30, 2014. The increase in revenues was primarily due to increased net revenue margins, as volumes were flat.

Our air transportation net revenues increased 2.6 percent to $40.2 million in the six months ended June 30, 2015 from $39.2 million in the six months ended June 30, 2014. The increase was primarily due to increased net revenue margin and volumes.
Our customs net revenues increased 8.1 percent to $21.2 million in the six months ended June 30, 2015 from $19.6 million in June 30, 2014. The increase was due to increased transaction volumes.
Other logistics services net revenues, which include transportation management services, warehousing, and small parcel, increased 14.3 percent to $40.9 million in the six months ended June 30, 2015 from $35.8 million in the six months ended June 30, 2014. The increase was driven primarily by transportation management services. Freightquote contributed approximately 2 percentage points to our other logistics services net revenue growth.
Sourcing net revenues increased 6.3 percent to $65.6 million in the six months ended June 30, 2015 from $61.7 million in the six months ended June 30, 2014. This increase was primarily due to increased volumes across a variety of commodities and services. Our net revenue margin increased to 8.5 percent in the six months ended June 30, 2015 from 7.8 percent in the six months ended June 30, 2014.
Operating expenses. Operating expenses increased 12.4 percent to $698.1 million in the six months ended June 30, 2015 from $620.9 million in the six months ended June 30, 2014. Operating expenses as a percentage of net revenues decreased to 62.9 percent in the six months ended June 30, 2015 from 63.5 percent in the six months ended June 30, 2014.
Personnel expenses increased 13.0 percent to $519.1 million in the six months ended June 30, 2015 from $459.3 million in the six months ended June 30, 2014. This was primarily due to additional headcount related to our acquisition of Freightquote and increases in expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability. For the six month period ended June 30, 2015, our average headcount grew 9.1 percent compared to the same period ended June 30, 2014.
Other selling, general, and administrative expenses increased 10.7 percent to $179.0 million in the six months ended June 30, 2015 from $161.6 million in the six months ended June 30, 2014. This increase was primarily due to our acquisition of Freightquote, including amortization expense of approximately $3.8 million.
Income from operations. Income from operations increased 15.0 percent to $411.0 million in the six months ended June 30, 2015 from $357.4 million in the six months ended June 30, 2014. Income from operations as a percentage of net revenues increased to 37.1 percent in the six months ended June 30, 2015 from 36.5 percent in the six months ended June 30, 2014.
Interest and other expense. Interest and other expense increased to $15.5 million in the six months ended June 30, 2015 from $12.4 million in the six months ended June 30, 2014. The change was due primarily to an increase in our average outstanding balances on our debt during the six month period ended June 30, 2015 compared to the same period ended June 30, 2014.
Provision for income taxes. Our effective income tax rate was 38.4 percent percent for the six months ended June 30, 2015 and 38.6 percent percent for the six months ended June 30, 2014. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
Net income. Net income increased 15.1 percent to $243.7 million in the six months ended June 30, 2015 from $211.8 million in the six months ended June 30, 2014. Basic and diluted net income per share increased 16.8 percent to $1.67 from $1.43.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In 2012, we entered into a senior unsecured revolving credit facility to partially fund the acquisition of Phoenix. In December 2014, we amended the revolving credit facility to increase the amount available from $500 million to $900 million and to extend the expiration date from October 2017 to December 2019, primarily to fund the acquisition of Freightquote. In 2013, we entered into a Note Purchase Agreement to fund the ASR Agreements to repurchase $500.0 million worth of our common stock. The Note Purchase Agreement was amended in February 2015 to conform its financial covenants to be consistent with the amended revolving credit facility. We also expect to use the revolving credit facility and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases. Cash and cash equivalents totaled $171.5 million as of June 30, 2015 and $128.9 million as of and December 31, 2014. Cash and cash equivalents held outside the United States totaled $86.3 million as of June 30, 2015 and $80.6 million as of and December 31, 2014. Working capital at June 30, 2015 was $249.5 million and at December 31, 2014 was $529.6 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $251.2 million and $128.4 million of cash flow from operations during the six months ended June 30, 2015 and June 30, 2014. During the six months ended June 30, 2015, our cash flow from operations increased $122.8 million compared to the six months ended June 30, 2014. The decrease in fuel prices in the first six months of 2015 compared to the first six months of 2014 resulted in slower growth in working capital allowing us to generate higher operating cash flow.
Cash used for investing activities. We used $29.0 million and $18.6 million of cash during the six months ended June 30, 2015 and June 30, 2014 for investing activities.
We used $19.6 million and $18.8 million for capital expenditures during the six months ended June 30, 2015 and June 30, 2014 primarily for investments in information technology equipment to support our operating systems, including the purchase and development of software. These information technology investments are intended to improve efficiencies and help grow the business.
We used $369.1 million, net of cash acquired, for the acquisition of Freightquote in January 2015. On January 1, 2015, the restrictions on $359.4 million of restricted cash held in escrow were lifted and the funds were disbursed out of the escrow accounts, pursuant to the purchase agreement in connection with the acquisition.
Cash used for financing activities. We used $173.7 million and $127.5 million of cash flow for financing activities during the six months ended June 30, 2015 and June 30, 2014. The change was primarily due to an increase in share repurchases during the six month period ended June 30, 2015 compared to the same period ended June 30, 2014.
During each the six months ended June 30, 2015 and June 30, 2014, we had net short-term borrowings of $25.0 million. The outstanding balance on the revolving credit facility was $630.0 million as of June 30, 2015. We were in compliance with all of the credit facility's financial debt covenants as of June 30, 2015.
We used $114.5 million and $104.9 million to pay cash dividends during the six months ended June 30, 2015 and June 30, 2014.
We used $10.2 million and $11.3 million to acquire shares from employees through their withholding taxes resulting from the delivery of restricted equity during the six months ended June 30, 2015 and June 30, 2014.
We used $89.9 million and $48.9 million on share repurchases during the six months ended June 30, 2015 and June 30, 2014. In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of June 30, 2015, there were 8,947,467 shares remaining for future repurchases. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
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
Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $45.6 million as of June 30, 2015, increased compared to the allowance of $41.1 million as of December 31, 2014. The increase was primarily the result of the growth in our total receivable portfolio and a slight deterioration in our aging. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
Goodwill. We manage and report our operations as one operating segment. Our branches represent a series of components that are aggregated for the purpose of evaluating goodwill for impairment on an enterprise-wide basis. The fair value of the enterprise-wide reporting unit substantially exceeds the book value; therefore, we have determined that there is no indication of goodwill impairment as of June 30, 2015.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $171.5 million of cash and investments on June 30, 2015, consisting entirely of cash and cash equivalents. Although these investments are subject to the credit risk of the issuer, we manage our investment portfolio to limit our exposure to any one issuer. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $900 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or "prime" plus the applicable add-on percentage as defined. At June 30, 2015, there was $630.0 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $175,000,000 of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023, (ii) $150,000,000 of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (iii) $175,000,000 of the company’s 4.60 percent Senior Notes, Series C, due August 27, 2033. At June 30, 2015, there was $500.0 million outstanding on the notes.
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

PART II-OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the company during the quarter ended June 30, 2015, of shares of the company's common stock.

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2015-April 30, 2015	4,103	$72.23	—	9,713,242
May 1, 2015-May 31, 2015	425,115	64.34	419,611	9,293,631
June 1, 2015- June 30, 2015	348,403	63.55	346,164	8,947,467
Second quarter 2015	777,621	$64.02	765,775	8,947,467

(a) The total number of shares purchased includes: (i) 765,775 shares of common stock purchased under the authorization described below; and (ii) 11,846 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(b) In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of June 30, 2015, there were 8,947,467 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits filed with this report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended June 30, 2015, formatted in XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2015.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By:	/s/ Andrew C. Clarke
Andrew Clarke
Chief Financial Officer (principal accounting officer)