Form 10-Q/A
period 2015-06-30
C H ROBINSON WORLDWIDE INC
filed 2015-10-05
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2015, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 144,801,035.

EXPLANATORY NOTE

The sole purpose of the Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the "Form 10-Q/A"), as originally filed with the Securities and Exchange Commission on August 10, 2015 (the "Form 10-Q"), is to correct the number of shares of Common Stock outstanding at August 6, 2015 reported on the cover page.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the original Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS

Exhibits filed with this report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 2, 2015.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By:	/s/ Andrew C. Clarke
Andrew Clarke
Chief Financial Officer (principal accounting officer)

3