Form 10-Q
period 2015-09-30
C H ROBINSON WORLDWIDE INC
filed 2015-11-09
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2015, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 143,624,857.

C.H. ROBINSON WORLDWIDE, INC.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(In thousands, except per share data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$143,087	$128,940
Restricted cash	—	359,388
Receivables, net of allowance for doubtful accounts of $45,952 and $41,051	1,651,794	1,571,591
Deferred tax asset	16,057	7,746
Prepaid expenses and other	45,273	37,794
Total current assets	1,856,211	2,105,459

Property and equipment, net	190,244	152,471
Goodwill	1,097,740	825,038
Other intangible assets, net	126,353	98,330
Other assets	42,017	33,040
Total assets	$3,312,565	$3,214,338

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$799,307	$716,654
Outstanding checks	60,885	78,601
Accrued expenses:
Compensation and profit-sharing contribution	124,011	125,624
Income taxes	21,215	4,616
Other accrued liabilities	45,841	45,365
Current portion of debt	530,000	605,000
Total current liabilities	1,581,259	1,575,860

Long-term debt	500,000	500,000
Noncurrent income taxes payable	23,588	24,279
Deferred tax liabilities	76,144	66,961
Other long term liabilities	211	223
Total liabilities	2,181,202	2,167,323
Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 178,510 and 178,621 shares issued, 144,108 and 146,458 outstanding	14,411	14,646
Additional paid-in capital	365,524	321,968
Retained earnings	2,860,204	2,648,539
Accumulated other comprehensive loss	(44,073)	(28,610)
Treasury stock at cost (34,402 and 32,163 shares)	(2,064,703)	(1,909,528)
Total stockholders’ investment	1,131,363	1,047,015
Total liabilities and stockholders’ investment	$3,312,565	$3,214,338
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Revenues:
Transportation	$3,044,500	$3,073,382	$9,122,479	$8,922,261
Sourcing	374,753	393,980	1,142,752	1,190,604
Total revenues	3,419,253	3,467,362	10,265,231	10,112,865
Costs and expenses:
Purchased transportation and related services	2,484,409	2,575,619	7,518,895	7,507,966
Purchased products sourced for resale	346,269	364,179	1,048,633	1,099,063
Personnel expenses	264,077	244,621	783,220	703,904
Other selling, general, and administrative expenses	91,787	79,606	270,752	241,242
Total costs and expenses	3,186,542	3,264,025	9,621,500	9,552,175
Income from operations	232,711	203,337	643,731	560,690
Interest and other expense	(6,559)	(6,204)	(22,058)	(18,587)
Income before provision for income taxes	226,152	197,133	621,673	542,103
Provision for income taxes	86,720	72,152	238,557	205,339
Net income	139,432	124,981	383,116	336,764

Other comprehensive loss	(6,395)	(8,924)	(15,463)	(10,003)
Comprehensive income	$133,037	$116,057	$367,653	$326,761

Basic net income per share	$0.96	$0.85	$2.63	$2.28
Diluted net income per share	$0.96	$0.85	$2.63	$2.28

Basic weighted average shares outstanding	144,578	146,646	145,423	147,661
Dilutive effect of outstanding stock awards	204	210	178	158
Diluted weighted average shares outstanding	144,782	146,856	145,601	147,819
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014
OPERATING ACTIVITIES
Net income	$383,116	$336,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,513	43,442
Provision for doubtful accounts	11,975	15,917
Stock-based compensation	43,512	33,561
Deferred income taxes	(8,356)	901
Gain on divestiture	—	(1,848)
Loss on sale/disposal of assets	459	568
Changes in operating elements (net of acquisitions):
Receivables	(39,051)	(206,970)
Prepaid expenses and other	(6,347)	(4,081)
Other non-current assets	124	270
Accounts payable and outstanding checks	23,037	67,125
Accrued compensation and profit-sharing contribution	(3,585)	23,058
Accrued income taxes	17,774	2,690
Other accrued liabilities	(7,728)	(6,075)
Net cash provided by operating activities	464,443	305,322

INVESTING ACTIVITIES
Purchases of property and equipment	(19,317)	(19,291)
Purchases and development of software	(13,494)	(5,845)
Acquisitions, net of cash acquired	(367,108)	—
Restricted cash	359,388	—
Other	535	428
Net cash used for investing activities	(39,996)	(24,708)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	13,036	9,813
Stock tendered for payment of withholding taxes	(10,980)	(11,756)
Repurchase of common stock	(161,115)	(125,163)
Cash dividends	(171,448)	(157,590)
Excess tax benefit on stock-based compensation	7,298	6,202
Proceeds from short-term borrowings	5,508,000	3,498,000
Payments on short-term borrowings	(5,583,000)	(3,528,000)
Net cash used for financing activities	(398,209)	(308,494)

Effect of exchange rates on cash	(12,091)	(6,451)
Net increase (decrease) in cash and cash equivalents	14,147	(34,331)
Cash and cash equivalents, beginning of period	128,940	162,047
Cash and cash equivalents, end of period	$143,087	$127,716
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

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

Balance, December 31, 2014	$825,038
Acquisitions	274,526
Foreign currency translation	(1,824)
Balance, September 30, 2015	$1,097,740

A summary of our other intangible assets, with finite lives, which include primarily customer relationships and non-competition agreements, is as follows (in thousands):

	September 30, 2015	December 31, 2014
Gross	$171,172	$133,372
Accumulated amortization	(55,294)	(36,917)
Net	$115,878	$96,455

Other intangible assets, with indefinite lives, are as follows (in thousands):

	September 30, 2015	December 31, 2014
Trademarks	$10,475	$1,875

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization expense	$6,093	$4,690	$18,282	$14,529

Estimated future amortization expense for identifiable intangible assets at September 30, 2015, for the remainder of 2015 and the next five years is as follows:

Remainder of 2015	$6,101
2016	24,482
2017	24,204
2018	23,785
2019	23,785
2020	13,521
Total	$115,878

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
We had no Level 3 liabilities as of and during the periods ended September 30, 2015, and September 30, 2014.

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
As of September 30, 2015, and December 31, 2014, we had $530.0 million and $605.0 million in borrowings outstanding under the Credit Agreement, which is classified as a current liability on the condensed consolidated balance sheets. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of September 30, 2015, the variable rate equaled LIBOR plus 1.125 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The weighted average interest rate incurred on borrowings during the quarter ended September 30, 2015, was approximately 1.4 percent and at September 30, 2015, was approximately 1.3 percent. The weighted average interest rate incurred on borrowings during the quarter ended September 30, 2014, was approximately 1.6 percent and at September 30, 2014, was approximately 1.7 percent.

The Credit Agreement contains various restrictions and covenants. Among other requirements, we may not permit our leverage ratio, determined as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation, and amortization), to exceed 3.00 to 1.00. We were in compliance with all of the financial debt covenants as of September 30, 2015.
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
The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding the company and its subsidiaries and various covenants, including covenants that require us to maintain specified financial ratios. The Note Purchase Agreement includes the following financial covenants: we will not permit our leverage ratio, determined as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation, and amortization), to exceed 3.00 to 1.00; we will not permit the interest coverage ratio, as of the end of each of our fiscal quarters and for the twelve-month period then ending, of (i) Consolidated EBIT (earnings before income taxes) to (ii) Consolidated Interest Expense to be less than 2.00 to 1.00; and we will not permit, as of the end of each of our fiscal quarters, Consolidated Priority Debt to exceed 15 percent of Consolidated Total Assets. We were in compliance with all of the financial debt covenants as of September 30, 2015.
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
The fair value of long-term debt approximated $506.7 million at September 30, 2015, based on observable market-based inputs compared to a carrying value of $500.0 million. If our long-term debt was recorded at fair value, it would be classified as a Level 2 liability.

NOTE 5. INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2009.
Our effective tax rate for the three months ended September 30, 2015 and 2014 was 38.3 percent and 36.6 percent, respectively. The lower rate for the three months ended September 30, 2014, was primarily due to foreign tax credits. In addition, the effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit.

NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$3,100	$3,466	$10,973	$6,227
Stock awards	8,919	13,249	30,655	25,602
Company expense on ESPP discount	474	423	1,884	1,732
Total stock-based compensation expense	$12,493	$17,138	$43,512	$33,561
On May 9, 2013, our shareholders approved our 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 3,400,000 shares plus the shares remaining available for future grants under the 1997 Plan as of May 9, 2013, can be granted under this plan. Approximately 3,191,473 shares were available for stock awards as of September 30, 2015. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the plan.
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
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of September 30, 2015, unrecognized compensation expense related to stock options was $51.1 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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

As of September 30, 2015, there is unrecognized compensation expense of $91.5 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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

Three Months Ended September 30, 2015
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
46,667	$2,689	$474

NOTE 7. LITIGATION
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

NOTE 8. ACQUISITIONS
On January 1, 2015, we completed the acquisition of Freightquote.com, Inc. ("Freightquote") for the purpose of enhancing our less than truckload and truckload businesses and expanding our e-commerce capabilities. Total purchase consideration was $398.6 million, which was paid in cash and is subject to post-closing cash and working capital adjustments, in accordance with the merger agreement. We used advances under the Credit Agreement to fund part of the cash consideration. The following is a summary of the allocation of purchase consideration to the estimated fair value of net assets for the acquisition of Freightquote (in thousands):

Cash and cash equivalents	$29,302
Receivables	56,228
Other current assets	2,395
Property and equipment	43,687
Identifiable intangible assets	37,800
Goodwill	274,526
Trademarks	8,600
Other noncurrent assets	3,421
Total assets	455,959

Accounts payable	(41,897)
Accrued expenses	(5,485)
Other liabilities	(9,970)
Estimated net assets acquired	$398,607

Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

	Estimated Life (years)
Customer relationships	5	$37,500
Noncompete agreements	5	300
Total identifiable intangible assets		$37,800

We also acquired a trademark valued at $8.6 million which has been determined to be indefinite-lived. The Freightquote goodwill is a result of acquiring and retaining the Freightquote existing workforce and expected synergies from integrating their business into C.H. Robinson. The measurement period adjustment during the quarter ended September 30, 2015, to the previously recorded goodwill related to the settlement of certain working capital adjustments with the former shareholders of Freightquote. The offset to this adjustment was a reduction in the estimated receivable amount from the former shareholders of Freightquote. Purchase accounting is considered final as of September 30, 2015. The goodwill will not be deductible for tax purposes.

On an unaudited pro forma basis, assuming the Freightquote acquisition had closed on January 1, 2014, the results of C.H. Robinson including Freightquote, for the three and nine month periods ending September 30, 2014, would have resulted in the following (in thousands):

	Three Months Ended September 30, 2014
	C.H. Robinson	Freightquote	Combined
	As Reported	Operations	Pro Forma
Total revenues	$3,467,362	$165,201	$3,632,563
Income from operations	203,337	7,716	211,053

	Nine Months Ended September 30, 2014
	C.H. Robinson	Freightquote	Combined
	As Reported	Operations	Pro Forma
Total revenues	$10,112,865	$468,907	$10,581,772
Income from operations	560,690	16,593	577,283

For the three month and nine month period ending September 30, 2014, Freightquote pro forma financial information includes the following adjustments (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Additional amortization expense on identifiable intangible assets	$(1,890)	$(5,670)
Other	1,009	2,948

The pro forma consolidated financial information was prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information, and actual amounts may have differed materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of each period presented or of future results of the consolidated entity. The results of operations and financial condition of Freightquote have been included in our condensed consolidated financial statements since the acquisition date of January 1, 2015.

NOTE 9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' investment on our condensed consolidated balance sheets. The recorded balance, net of taxes, at September 30, 2015, and December 31, 2014, was $44.1 million and $28.6 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency translation adjustment at September 30, 2015, and December 31, 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes.

FORWARD-LOOKING INFORMATION
Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions or dispositions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in economic conditions; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers, or for other reasons; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel price increases or decreases, or fuel shortages; the impact of war on the economy; changes to our capital structure; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015.
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

RESULTS OF OPERATIONS
The following table summarizes our total revenues by service line (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% change	2015	2014	% change
Transportation	$3,044,500	$3,073,382	(0.9)%	$9,122,479	$8,922,261	2.2%
Sourcing	374,753	393,980	(4.9)%	1,142,752	1,190,604	(4.0)%
Total	$3,419,253	$3,467,362	(1.4)%	$10,265,231	$10,112,865	1.5%

The following table illustrates our net revenue margins by services and products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Transportation	18.4%	16.2%	17.6%	15.9%
Sourcing	7.6%	7.6%	8.2%	7.7%
Total	17.2%	15.2%	16.5%	14.9%

The following table summarizes our net revenues by service line (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% change	2015	2014	% change
Transportation
Truckload	$344,715	$311,152	10.8%	$977,641	$891,651	9.6%
LTL(1)	94,190	67,968	38.6%	271,084	195,482	38.7%
Intermodal	10,168	10,593	(4.0)%	32,219	30,396	6.0%
Ocean	58,322	57,380	1.6%	167,578	151,478	10.6%
Air	20,248	20,520	(1.3)%	60,483	59,721	1.3%
Customs	12,012	11,107	8.1%	33,248	30,751	8.1%
Other Logistics Services	20,436	19,043	7.3%	61,331	54,816	11.9%
Total Transportation	560,091	497,763	12.5%	1,603,584	1,414,295	13.4%
Sourcing	28,484	29,801	(4.4)%	94,119	91,541	2.8%
Total	$588,575	$527,564	11.6%	$1,697,703	$1,505,836	12.7%
(1) Less than truckload ("LTL")

The following table represents certain statements of operations data, shown as percentages of our net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	44.9%	46.4%	46.1%	46.7%
Other selling, general, and administrative expenses	15.6%	15.1%	15.9%	16.0%
Total operating expenses	60.5%	61.5%	62.1%	62.8%
Income from operations	39.5%	38.5%	37.9%	37.2%
Interest and other expense	(1.1)%	(1.2)%	(1.3)%	(1.2)%
Income before provision for income taxes	38.4%	37.4%	36.6%	36.0%
Provision for income taxes	14.7%	13.7%	14.1%	13.6%
Net income	23.7%	23.7%	22.6%	22.4%

We previously reported Payment Services revenues (the fees we earn from our cash advance option offered to our contract carriers) separately from Transportation revenues. Starting in the first quarter of 2015, we are reporting Payment Services revenues as a part of Transportation total and net revenues. The following tables provide the results of our Transportation total revenues and net revenues for 2014 and 2013 had we previously shown Payment Services revenues combined with Transportation revenues.

Total revenues	2014				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Transportation	$2,803,704	$3,038,923	$3,069,056	$3,010,291	$2,603,182	$2,818,077	$2,880,901	$2,767,550
Payment Services	3,073	3,179	4,326	3,960	3,233	3,374	3,391	3,234
Transportation total revenues	$2,806,777	$3,042,102	$3,073,382	$3,014,251	$2,606,415	$2,821,451	$2,884,292	$2,770,784

Net revenues	2014				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Transportation	$427,879	$483,552	$493,987	$474,306	$421,252	$431,145	$429,978	$416,020
Payment Services	2,510	2,591	3,776	3,505	2,624	2,705	2,775	2,646
Total Transportation net revenues	$430,389	$486,143	$497,763	$477,811	$423,876	$433,850	$432,753	$418,666

Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014
Total revenues and direct costs. Our consolidated total revenues decreased 1.4 percent in the third quarter of 2015 compared to the third quarter of 2014. Total Transportation revenues decreased 0.9 percent to $3.0 billion in the third quarter of 2015 from $3.1 billion in the third quarter of 2014. The decrease was driven by lower rates charged to our customers, primarily due to the lower cost of fuel, partially offset by our acquisition of Freightquote.com ("Freightquote") on January 1, 2015, and increased volumes in most of our transportation modes. Total purchased transportation and related services decreased 3.5 percent in the third quarter of 2015 to $2.5 billion from $2.6 billion in the third quarter of 2014. The decrease was due to decreased cost of capacity, primarily related to the lower cost of fuel, offset partially by our acquisition of Freightquote and higher volumes in most of our transportation modes. Our Sourcing revenue decreased 4.9 percent to $374.8 million in the third quarter of 2015 from $394.0 million in the third quarter of 2014. Purchased products sourced for resale decreased 4.9 percent in the third quarter of 2015 to $346.3 million from $364.2 million in the third quarter of 2014. These decreases were primarily due lower market prices which reduced both our revenues and our costs in the third quarter of 2015, partially offset by an increase in case volume.

Net revenues. Total Transportation net revenues increased 12.5 percent to $560.1 million in the third quarter of 2015 from $497.8 million in the third quarter of 2014. The acquisition of Freightquote contributed approximately seven percentage points to our Transportation net revenue growth in the third quarter of 2015. Our Transportation net revenue margin increased to 18.4 percent in the third quarter of 2015 from 16.2 percent in the third quarter of 2014 primarily due to lower transportation costs, including fuel.
Our truckload net revenues increased 10.8 percent to $344.7 million in the third quarter of 2015 from $311.2 million in the third quarter of 2014. Organic truckload net revenues increased approximately eight percent in the third quarter of 2015 compared to the third quarter of 2014. Freightquote contributed approximately three percentage points to our truckload net revenue growth. Approximately 96 percent of our total truckload net revenues are derived from North American operations. Our North American truckload volumes increased seven percent in the third quarter of 2015 compared to the third quarter of 2014. Approximately three percent of this increase was due to the acquisition of Freightquote. Truckload net revenue margin increased in the third quarter of 2015 compared to the third quarter of 2014, due primarily to lower transportation costs, including fuel. In North America, excluding the estimated impacts of the reduction in fuel costs, our average truckload rate per mile charged to our customers was flat in the third quarter of 2015 compared to the third quarter of 2014. In North America, our truckload transportation costs decreased approximately one percent, excluding the estimated reduction in fuel costs. In the North American truckload market, capacity was readily available and demand was modest in the third quarter of 2015.
Our LTL net revenues increased 38.6 percent to $94.2 million in the third quarter of 2015 from $68.0 million in the third quarter of 2014. Freightquote contributed approximately 33 percentage points to our LTL net revenue growth in the third quarter of 2015. LTL volumes increased approximately 32 percent in the third quarter of 2015 compared to the third quarter of 2014. Organic LTL volumes increased approximately 13 percent in the third quarter of 2015 compared to the third quarter of 2014. Net revenue margin increased in the third quarter of 2015 compared to the third quarter of 2014. This was primarily the result of a change in our freight mix with more small customers from Freightquote business, which typically have a higher net revenue margin.
Our intermodal net revenues decreased 4.0 percent to $10.2 million in the third quarter of 2015 from $10.6 million in the third quarter of 2014, notwithstanding the increase in intermodal net revenues attributed to Freightquote. Organic intermodal net revenues decreased approximately 13 percent in the third quarter of 2015 compared to the third quarter of 2014. Excluding Freightquote, intermodal transactional volume decreased in the third quarter of 2015 compared to the third quarter of 2014. Conversion to truckload from intermodal negatively impacted intermodal volumes and net revenues in the third quarter of 2015 due to lower truckload rates.
Our ocean transportation net revenues increased 1.6 percent to $58.3 million in the third quarter of 2015 from $57.4 million in the third quarter of 2014. The increase in net revenues was primarily due to increased net revenue margin and volumes.
Our air transportation net revenues decreased 1.3 percent to $20.2 million in the third quarter of 2015 from $20.5 million in the third quarter of 2014. The decrease was due to lower rates charged to our customers, partially offset by increased net revenue margin and an increase in volumes.
Our customs net revenues increased 8.1 percent to $12.0 million in the third quarter of 2015 from $11.1 million in 2014. The increase was primarily due to increased transaction volumes.
Other logistics services net revenues, which include managed services, warehousing, and small parcel, increased 7.3 percent to $20.4 million in the third quarter of 2015 from $19.0 million in the third quarter of 2014 primarily from growth in managed services. Freightquote contributed approximately two percentage points to our other logistics services net revenue growth in the third quarter of 2015.
Sourcing net revenues decreased 4.4 percent to $28.5 million in the third quarter of 2015 from $29.8 million in the third quarter of 2014. This decrease was primarily due to a decline in net revenue per case, offset partially by a case volume increase across a variety of commodities and services. Our net revenue margin for the third quarter of 2015 and the third quarter of 2014 remained consistent at 7.6 percent.
Operating expenses. Operating expenses increased 9.8 percent to $355.9 million in the third quarter of 2015 from $324.2 million in the third quarter of 2014. The acquisition of Freightquote added to our total operating expenses in the third quarter of 2015. Operating expenses as a percentage of net revenues decreased slightly to 60.5 percent in the third quarter of 2015 from 61.5 percent in the third quarter of 2014.
For the third quarter, personnel expenses increased 8.0 percent to $264.1 million in 2015 from $244.6 million in 2014. This was primarily due to an average headcount increase of 13.1 percent in the third quarter of 2015 compared to the third quarter of 2014. Our acquisition of Freightquote contributed approximately nine percentage points of the growth in average headcount during the third quarter of 2015. Total personnel expenses did not grow as fast as average headcount in the third quarter of 2015, as the expenses related to variable compensation plans were relatively flat compared to the third quarter of 2014.
For the third quarter of 2015, other selling, general, and administrative expenses increased 15.3 percent to $91.8 million in 2015 from $79.6 million in the third quarter of 2014. This increase was primarily due to our acquisition of Freightquote, including amortization expense of approximately $1.9 million, and an increase in claims and travel expenses.
Income from operations. Income from operations increased 14.4 percent to $232.7 million in the third quarter of 2015 from $203.3 million in the third quarter of 2014. Income from operations as a percentage of net revenues increased to 39.5 percent in the third quarter of 2015 from 38.5 percent in the third quarter of 2014.
Interest and other expense. Interest and other expense was $6.6 million in the third quarter of 2015 compared to $6.2 million in the third quarter of 2014. The change was due primarily to an increase in our average outstanding balances on our debt during the quarter ended September 30, 2015, compared to the same period ended September 30, 2014.
Provision for income taxes. Our effective income tax rate was 38.3 percent for the third quarter of 2015 and 36.6 percent for the third quarter of 2014. The lower rate for the third quarter of 2014 was primarily due to foreign tax credits. In addition, the effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
Net income. Net income increased 11.6 percent to $139.4 million in the third quarter of 2015 from $125.0 million in the third quarter of 2014. Basic and diluted net income per share increased 12.9 percent to $0.96 from $0.85.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Total revenues and direct costs. Our consolidated total revenues increased 1.5 percent in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Total Transportation revenues increased 2.2 percent to $9.1 billion in the nine months ended September 30, 2015, from $8.9 billion in the nine months ended September 30, 2014. The increase was driven by our acquisition of Freightquote and increased volumes in most of our transportation modes, offset partially by lower rates charged to our customers, primarily due to the lower cost of fuel. Total purchased transportation and related services increased 0.1 percent in the nine months ended September 30, 2015, to $7.52 billion from $7.51 billion in the nine months ended September 30, 2014. The increase was due to our acquisition of Freightquote and higher volumes in most of our transportation modes, partially offset by decreased cost of capacity primarily related to lower cost of fuel. Our Sourcing revenue decreased 4.0 percent to $1.1 billion in the nine months ended September 30, 2015, from $1.2 billion in the nine months ended September 30, 2014. Purchased products sourced for resale decreased 4.6 percent in the nine months ended September 30, 2015, to $1.0 billion from $1.1 billion in the nine months ended September 30, 2014. These decreases were primarily due lower market prices which reduced both our revenues and our costs during the period ended September 30, 2015, offset by an increase in case volume.
Net revenues. Total Transportation net revenues increased 13.4 percent to $1.6 billion in the nine months ended September 30, 2015, from $1.4 billion in the nine months ended September 30, 2014. Our Transportation net revenue margin increased to 17.6 percent in the nine months ended September 30, 2015, from 15.9 percent in the nine months ended September 30, 2014, primarily due to lower transportation costs, including fuel.
Our truckload net revenues increased 9.6 percent to $977.6 million in the nine months ended September 30, 2015, from $891.7 million in the nine months ended September 30, 2014. Organic truckload net revenues increased approximately six percent in the nine months ended September 30, 2015, compared to the same period of 2014. Freightquote contributed approximately three percentage points to our truckload net revenue growth. Approximately 96 percent of our total truckload revenues are derived from North America. North American truckload volumes increased approximately seven percent in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Organic North American truckload volumes increased approximately four percent in the nine months ended September 30, 2015, compared to the same period in 2014. Truckload net revenue margin increased in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, due primarily to increased rate per mile charge to our customers. In North America, excluding the estimated impact of the reduction in fuel costs, our average truckload rate per mile charged to our customers increased approximately three percent in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. In North America, our truckload transportation costs increased approximately two percent, excluding the estimated impacts of the reduction in fuel costs.
Our LTL net revenues increased 38.7 percent to $271.1 million in the nine months ended September 30, 2015, from $195.5 million in the nine months ended September 30, 2014. Freightquote contributed approximately 33 percentage points to our LTL net revenue growth. LTL volumes increased approximately 31 percent in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Organic LTL volume increased approximately 12 percent in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. LTL net revenue margin increased in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. This was primarily the result of a change in our freight mix with more small customers from the Freightquote business, which typically have a higher net revenue margin.
Our intermodal net revenue increased 6.0 percent to $32.2 million in the nine months ended September 30, 2015, from $30.4 million in the nine months ended September 30, 2014. Freightquote contributed approximately nine percentage points to our intermodal net revenue growth. Organic intermodal net revenues decreased approximately three percent in the nine months ended September 30, 2015, compared to the same period in 2014. Conversion to truckload from intermodal negatively impacted intermodal volumes and net revenues in the nine months ended September 30, 2015, due to lower truckload rates.
Our ocean transportation net revenues increased 10.6 percent to $167.6 million in the nine months ended September 30, 2015, from $151.5 million in the nine months ended September 30, 2014. The increase in revenues was due to increased net revenue margins and volumes.
Our air transportation net revenues increased 1.3 percent to $60.5 million in the nine months ended September 30, 2015, from $59.7 million in the nine months ended September 30, 2014. The increase was due to increased net revenue margin and volumes.
Our customs net revenues increased 8.1 percent to $33.2 million in the nine months ended September 30, 2015, from $30.8 million in September 30, 2014. The increase was due to increased transaction volumes.
Other logistics services net revenues, which include managed services, warehousing, and small parcel, increased 11.9 percent to $61.3 million in the nine months ended September 30, 2015, from $54.8 million in the nine months ended September 30, 2014. The increase was driven primarily by managed services. Freightquote contributed approximately two percentage points to our other logistics services net revenue growth during the nine months ended September 30, 2015.
Sourcing net revenues increased 2.8 percent to $94.1 million in the nine months ended September 30, 2015, from $91.5 million in the nine months ended September 30, 2014. This increase was primarily due to increased volumes across a variety of commodities and services. Our net revenue margin increased to 8.2 percent in the nine months ended September 30, 2015, from 7.7 percent in the nine months ended September 30, 2014.
Operating expenses. Operating expenses increased 11.5 percent to $1.1 billion in the nine months ended September 30, 2015, from $945.1 million in the nine months ended September 30, 2014. Operating expenses as a percentage of net revenues decreased to 62.1 percent in the nine months ended September 30, 2015, from 62.8 percent in the nine months ended September 30, 2014.
Personnel expenses increased 11.3 percent to $783.2 million in the nine months ended September 30, 2015, from $703.9 million in the nine months ended September 30, 2014. This was primarily due to additional headcount related to our acquisition of Freightquote and increases in expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability. For the nine month period ended September 30, 2015, our average headcount grew 10.3 percent compared to the same period ended September 30, 2014.
Other selling, general, and administrative expenses increased 12.2 percent to $270.8 million in the nine months ended September 30, 2015 from $241.2 million in the nine months ended September 30, 2014. This increase was primarily due to our acquisition of Freightquote, including amortization expense of approximately $5.7 million, and an increase in claims and travel expenses.
Income from operations. Income from operations increased 14.8 percent to $643.7 million in the nine months ended September 30, 2015, from $560.7 million in the nine months ended September 30, 2014. Income from operations as a percentage of net revenues increased to 37.9 percent in the nine months ended September 30, 2015, from 37.2 percent in the nine months ended September 30, 2014.
Interest and other expense. Interest and other expense increased to $22.1 million in the nine months ended September 30, 2015, from $18.6 million in the nine months ended September 30, 2014. The change was due primarily to an increase in our average outstanding balances on our debt during the nine month period ended September 30, 2015, compared to the same period ended September 30, 2014.
Provision for income taxes. Our effective income tax rate was 38.4 percent percent for the nine months ended September 30, 2015, and 37.9 percent percent for the nine months ended September 30, 2014. The effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.

Net income. Net income increased 13.8 percent to $383.1 million in the nine months ended September 30, 2015, from $336.8 million in the nine months ended September 30, 2014. Basic and diluted net income per share increased 15.4 percent to $2.63 from $2.28.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In 2012, we entered into a senior unsecured revolving credit facility to partially fund the acquisition of Phoenix. In December 2014, we amended the revolving credit facility to increase the amount available from $500 million to $900 million and to extend the expiration date from October 2017 to December 2019, primarily to fund the acquisition of Freightquote. In 2013, we entered into a Note Purchase Agreement to fund the repurchase of $500.0 million worth of our common stock. The Note Purchase Agreement was amended in February 2015 to conform its financial covenants to be consistent with the amended revolving credit facility. We also expect to use the revolving credit facility and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases. Cash and cash equivalents totaled $143.1 million as of September 30, 2015, and $128.9 million as of December 31, 2014. Cash and cash equivalents held outside the United States totaled $91.3 million as of September 30, 2015, and $80.6 million as of December 31, 2014. Working capital at September 30, 2015, was $275.0 million and at December 31, 2014, was $529.6 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $464.4 million and $305.3 million of cash flow from operations during the nine months ended September 30, 2015 and September 30, 2014, an increase of $159.1 million compared to the nine months ended September 30, 2014. The decrease in fuel prices in the first nine months of 2015 compared to the first nine months of 2014 resulted in slower growth in working capital and allowed us to generate higher operating cash flow.
Cash used for investing activities. We used $40.0 million and $24.7 million of cash during the nine months ended September 30, 2015 and September 30, 2014 for investing activities.
We used $32.8 million and $25.1 million for capital expenditures during the nine months ended September 30, 2015 and September 30, 2014. This increase was primarily due to the purchase and development of software. Information technology investments are intended to improve efficiencies and help grow the business.
We used $367.1 million, net of cash acquired, for the acquisition of Freightquote in January 2015. On January 1, 2015, the restrictions on $359.4 million of restricted cash held in escrow were lifted and the funds were disbursed out of the escrow accounts, pursuant to the purchase agreement in connection with the acquisition.
Cash used for financing activities. We used $398.2 million and $308.5 million of cash flow for financing activities during the nine months ended September 30, 2015 and September 30, 2014. The change was primarily due to a decrease in net borrowing and an increase in share repurchases during the nine month period ended September 30, 2015, compared to the same period ended September 30, 2014.
During the nine months ended September 30, 2015 and September 30, 2014, we had net repayments on our short-term borrowings of $75.0 million and $30.0 million. The outstanding balance on the revolving credit facility was $530.0 million as of September 30, 2015. We were in compliance with all of the credit facility's financial debt covenants as of September 30, 2015.
We used $171.4 million and $157.6 million to pay cash dividends during the nine months ended September 30, 2015 and September 30, 2014. The increase was primarily due to a dividend rate increase in 2015 compared to 2014, partially offset by a decrease in weighted average shares outstanding during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.
We used $161.1 million and $125.2 million on share repurchases during the nine months ended September 30, 2015 and September 30, 2014. The change was due primarily to an increase of shares repurchased during the nine months ended September 30, 2015, compared to the same period of 2014. In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of September 30, 2015, there were 7,863,932 shares remaining for future repurchases under the repurchase authorization. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
We used $11.0 million and $11.8 million to acquire shares from employees through their withholding taxes resulting from the delivery of restricted equity during the nine months ended September 30, 2015 and September 30, 2014.
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
Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $46.0 million as of September 30, 2015, increased compared to the allowance of $41.1 million as of December 31, 2014. The increase was primarily the result of the growth in our total receivable portfolio and a slight deterioration in our aging. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
Goodwill. We manage and report our operations as one operating segment. Our branches represent a series of components that are aggregated for the purpose of evaluating goodwill for impairment on an enterprise-wide basis. The fair value of the enterprise-wide reporting unit substantially exceeds the book value; therefore, we have determined that there is no indication of goodwill impairment as of September 30, 2015.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $143.1 million of cash and cash equivalents on September 30, 2015. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $900 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or "prime" plus the applicable add-on percentage as defined. At September 30, 2015, there was $530.0 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $175,000,000 of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023, (ii) $150,000,000 of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (iii) $175,000,000 of the company’s 4.60 percent Senior Notes, Series C, due August 27, 2033. At September 30, 2015, there was $500.0 million outstanding on the notes.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the company during the quarter ended September 30, 2015, of shares of the company's common stock.

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2015-July 31, 2015	349,497	$64.49	340,872	8,606,595
August 1, 2015-August 31, 2015	283,098	68.32	281,045	8,325,550
September 1, 2015-September 30, 2015	463,208	68.24	461,618	7,863,932
Third quarter 2015	1,095,803	$67.06	1,083,535	7,863,932

(a) The total number of shares purchased includes: (i) 1,083,535 shares of common stock purchased under the authorization described below; and (ii) 12,268 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(b) In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of September 30, 2015, there were 7,863,932 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits filed with this report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended September 30, 2015, formatted in XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2015.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By:	/s/ Andrew C. Clarke
Andrew C. Clarke
Chief Financial Officer (principal accounting officer)