Form 10-K
period 2015-12-31
C H ROBINSON WORLDWIDE INC
filed 2016-02-29
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $9,031,044,026 (based upon the closing price of $62.39 per common share on that date as quoted on The NASDAQ Global Select Market).
As of February 24, 2016, the number of shares outstanding of the registrant’s common stock, par value $.10 per share, was 143,242,681.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 12, 2016 (the “Proxy Statement”), are incorporated by reference in Part III.

C.H. ROBINSON WORLDWIDE, INC.
ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2015

PART I

ITEM 1.	BUSINESS
Overview
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest third party logistics companies in the world with 2015 consolidated total revenues of $13.5 billion. We are a service company. We provide freight transportation services and logistics solutions to companies of all sizes, in a wide variety of industries. During 2015, we handled approximately 16.9 million shipments and worked with more than 110,000 active customers. We operate through a network of offices in North America, Europe, Asia, and South America. We have developed global transportation and distribution networks to provide transportation and supply chain services worldwide. As a result, we have the capability of facilitating most aspects of the supply chain on behalf of our customers.
As a third party logistics provider, we enter into contractual relationships with a wide variety of transportation companies, and utilize those relationships to efficiently and cost-effectively transport our customers’ freight. We have contractual relationships with approximately 68,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), and air freight and ocean carriers. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate transportation for each shipment. Our model enables us to be flexible, provide solutions that optimize service for our customers, and minimize our asset utilization risk. As an integral part of our transportation services, we provide a wide range of value-added logistics services, such as freight consolidation, supply chain consulting and analysis, optimization, and reporting.
In addition to transportation, we provide sourcing services (“Sourcing”) under the brand name Robinson Fresh (“Robinson Fresh”). Our Sourcing business is primarily the buying, selling, and/or marketing of fresh fruits, vegetables, and other value-added perishable items. It was our original business when we were founded in 1905. The foundation for much of our logistics expertise can be traced to our significant experience in handling produce and temperature controlled commodities. We supply fresh produce through our network of independent produce growers and suppliers. Our customers include grocery retailers, restaurants, foodservice distributors, and produce wholesalers. In many cases, we also arrange the logistics and transportation of the products we sell and provide related supply chain services, such as replenishment, category management, and managed procurement services. We have developed proprietary brands of produce and have exclusive licensing agreements to distribute fresh, value-added produce under recognized consumer brand names. The produce for these brands is sourced through our preferred grower network and packed to order through contract packing agreements. We have instituted quality assurance and monitoring procedures with each of these preferred growers.
Our flexible business model has been the main driver of our historical results and has positioned us for continued growth. One of our competitive advantages is our network of offices. Our employees are in close proximity to both customers and transportation providers, which gives them broad knowledge of their local markets and enables them to respond quickly to customers’ and transportation providers’ changing needs. Employees act as a team in their sales efforts, customer service, and operations. A significant portion of most employees’ compensation is performance-oriented, based on the profitability and their contributions to the success of the company. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity.
Our network offices work together to complete transactions and collectively meet the needs of our customers. For large, multi-location customers, we often coordinate our efforts in Global Account Centers or in one office and rely on multiple locations to deliver specific geographic or modal needs. As an example, approximately 49 percent of our truckload shipments are shared transactions between offices. The majority of our global network operates on a common technology platform that is used to match customer needs with supplier capabilities, to collaborate with other offices, and to utilize centralized support resources to complete all facets of the transaction.
Historically, we have grown primarily through internal growth, by increasing market share through the addition of new customers and expanding relationships with our current customers, adding new services, expanding our market presence and operations globally, and hiring additional employees. We have augmented our growth through selective acquisitions. In January 2015, we completed our acquisition of Freightquote.com, Inc. (“Freightquote”), a privately held freight broker based in Kansas City, Missouri. Freightquote provides services throughout North America. The acquisition enhances and brings synergies to our less-than-truckload and truckload businesses, and expands our eCommerce capabilities.

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

Transportation and Logistics Services
C.H. Robinson provides freight transportation and related logistics and supply chain services. Our services range from commitments on a specific shipment to much more comprehensive and integrated relationships. We execute these service commitments by hiring and training people, developing proprietary systems and processes, and utilizing our network of contracted transportation providers, including, but not limited to, contract motor carriers, railroads, air freight, and ocean carriers. We make a profit on the difference between what we charge to our customers for the totality of services provided to them and what we pay to the transportation providers to handle or transport the freight. While industry definitions vary, given our extensive contracting to create a flexible network of solutions, we are generally referred to in the industry as a third party logistics company.
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

•
Ocean-As a non-vessel ocean common carrier (“NVOCC”) or freight forwarder, we consolidate shipments, determine routing, select ocean carriers, contract for ocean shipments, and provide for local pickup and delivery of shipments.

•	Air-As a certified indirect air carrier (“Indirect Air Carrier”) or freight forwarder, we organize air shipments and provide door-to-door service.

•	Customs-Our customs brokers are licensed and regulated by U.S. Customs and Border Protection to assist importers and exporters in meeting federal requirements governing imports and exports.

•	Other Logistics Services-We provide fee-based managed services, warehousing services, small parcel, and other services.
Customers communicate their freight needs, typically on a shipment-by-shipment basis, to the C.H. Robinson team responsible for their account. The team ensures that all appropriate information about each shipment is available in our proprietary operating system. This information is entered by our employees, by the customer through our web tools, or received electronically from the customers’ systems. With the help of information provided by our operating system, employees then select a contracted carrier or carriers, based upon his or her knowledge of the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Based on the information he or she has about the market and rates, the employee may either determine an appropriate price at that point or wait to communicate with a contracted carrier directly before setting a price. In many cases, employees from different offices within our network collaborate to hire the appropriate contracted carrier for our customers’ freight, and the offices agree to an internal profit split.
Once the contracted carrier is selected, the employee communicates with the contract carrier to agree on the cost for the transportation and the contract carrier’s commitment to provide the transportation. We are in contact with the contract carrier through numerous means of communication to meet our customers’ requirements as well as track the status of the shipment from origin to delivery.

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
As we have emphasized integrated logistics solutions, our relationships with many customers have broadened, and we have become a key provider to them by managing a greater portion of their supply chains. We may serve our customers through specially created teams and through several locations. Our transportation services are provided to numerous international customers through our worldwide network. See Note 1 to our 2015 consolidated financial statements included in Part II, Item 8 of this report for an allocation of our total revenues from domestic and foreign customers for the years ended December 31, 2015, 2014, and 2013 and our long-lived assets as of December 31, 2015, 2014, and 2013 in the United States and in foreign locations.

The table below shows our net revenues by transportation mode for the periods indicated:

Year Ended December 31,
(in thousands)	2015	2014	2013	2012	2011
Truckload (1)	$1,316,533	$1,190,372	$1,065,315	$1,113,116	$1,098,170
LTL	360,706	258,884	239,477	224,160	198,735
Intermodal	41,054	40,631	39,084	38,815	41,189
Ocean	223,643	208,422	187,671	84,924	66,873
Air	79,096	79,125	73,089	44,444	39,371
Customs	43,929	41,575	36,578	18,225	13,100
Other Logistics Services	82,548	73,097	67,931	57,449	46,772
Total	$2,147,509	$1,892,106	$1,709,145	$1,581,133	$1,504,210
(1) We previously reported revenues from the fees we earn from our cash advance option offered to our contract carriers separately from Transportation revenues. Starting in the first quarter of 2015, on a retrospective basis, we are reporting these payment services revenues as a part of Transportation total and net revenues.

Transportation services accounted for approximately 95 percent of net revenues in 2015, 94 percent of our net revenues in 2014, and 93 percent in 2013. The increase in LTL in 2015 was primarily due to the acquisition of Freightquote on January 1, 2015. The increases in ocean, air, and customs revenues in 2012 and 2013 were primarily related to our acquisition of Phoenix International Freight Services, Ltd., (“Phoenix”), on November 1, 2012. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this report.

Sourcing
Since we were founded in 1905, we have been in the business of sourcing fresh produce. Much of our logistics expertise can be traced to our significant experience in handling produce and other perishable commodities. Because of its perishable nature, produce must be rapidly packaged, carefully transported within tight timetables, usually in temperature controlled equipment, and quickly distributed to replenish high-turnover inventories maintained by grocery retailers, restaurants, foodservice distributors, and produce wholesalers. In many instances, we consolidate individual customers’ produce orders into truckload quantities at the point of origin and arrange for transportation of the truckloads, often to multiple destinations.
Our Sourcing customer base includes grocery retailers and restaurants, produce wholesalers, and foodservice distributors.
Our Sourcing services have expanded to include forecasting and replenishment, brand management, and category development services. We have various national and regional branded produce programs, including both proprietary brands and national licensed brands. These programs contain a wide variety of high quality, fresh bulk, and value added fruits and vegetables. These brands have expanded our market presence and relationships with many of our retail customers. We have also instituted quality assurance and monitoring programs as part of our branded and preferred grower programs.
Sourcing accounted for approximately five percent of our net revenues in 2015, six percent of our net revenues in 2014, and seven percent of our net revenues in 2013.

Organization
Office Network. To keep us close to our customers and markets, we operate through a network of offices in North America, Europe, Asia, and South America. In 2015, we derived approximately 90 percent of our total revenues from customers in the United States.
Each office is responsible for its own growth and profitability. Our employees are responsible for developing new business, negotiating and pricing services, receiving and processing service requests from customers, and negotiating with carriers to provide the transportation requested. In addition to routine transportation, employees are often called upon to handle customers’ unusual, seasonal, and emergency needs. Shipments to be transported by truck are priced at the local level, and offices cooperate with each other to hire contract carriers to provide transportation. Employees often rely on expertise in other offices when contracting LTL, intermodal, ocean, and air shipments. Multiple network offices often also work together to service larger, global accounts where the expertise and resources of more than one office are required to meet the customer’s needs. Their efforts are usually coordinated by one “lead” office on the account.

Employees both sell to and service their customers. Sales opportunities are identified through our internal database, referrals from current customers, leads generated by people through knowledge of their local and regional markets, and company marketing efforts. Employees are also responsible for recruiting new over the road contract carriers, who are referred to our centralized carrier services group to confirm they are properly licensed and insured and have acceptable Federal Motor Carrier Safety Administration (“FMCSA”) issued safety ratings.
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
Employees operate and are compensated in large part on a team basis. The team structure is motivated by our performance-based compensation system, in which a significant portion of the cash compensation of most network office managers and many other employees is dependent on the profitability of their particular office. They are paid a performance-based bonus, which is a portion of the office’s earnings for that calendar year. The percentage they can potentially earn is predetermined in an annual bonus contract and is based on their productivity and contributions to the overall success of the office. Within our 401(k) plan, employees can also receive profit sharing contributions that depend on our overall profitability and other factors.
All of our managers and certain other employees who have significant responsibilities are eligible to receive equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders. Generally, these awards are eligible to vest over five-year periods and may also include financial performance-based requirements for management employees.
Employees benefit both through the growth and profitability of individual offices and by achieving individual goals. They are motivated by the opportunity to advance in a variety of career paths, including management, corporate sales, and customer and carrier account management. We have a “promote from within” philosophy and fill nearly all management positions with current employees.
Shared Services. Our network offices are supported by our shared and centralized services. Approximately ten percent of our employees provide shared services in centralized centers. Approximately 44 percent of these shared services employees are information technology personnel who develop and maintain our proprietary operating system software and our wide area network.

Executive Officers
The Board of Directors designates the executive officers annually. Below are the names, ages, and positions of the executive officers:

Name	Age	Position
John P. Wiehoff	54	Chief Executive Officer, President, and Chairman of the Board
Robert C. Biesterfeld	40	President of North American Surface Transportation
Ben G. Campbell	50	Chief Legal Officer and Secretary
Andrew C. Clarke	45	Chief Financial Officer
Jeroen Eijsink	43	President of C.H. Robinson Europe
Angela K. Freeman	48	Chief Human Resources Officer
Jordan Kass	43	President of Managed Services
James P. Lemke	48	President of Robinson Fresh
Chad M. Lindbloom	51	Chief Information Officer
Christopher J. O’Brien	48	Chief Commercial Officer
Michael J. Short	45	President of Global Freight Forwarding

John P. Wiehoff has been chief executive officer of C.H. Robinson since May 2002, president of the company since December 1999, a director since 2001, and became the chairman in January 2007. Previous positions with the company include senior vice president from October 1998, chief financial officer from July 1998 to December 1999, treasurer from August 1997 to June 1998, and corporate controller from 1992 to June 1998. Prior to that, John was employed by Arthur Andersen LLP. John also serves on the Boards of Directors of Polaris Industries Inc. (NYSE: PII), a provider of off-road vehicles, snowmobiles, motorcycles, and on-road electric/hybrid powered vehicles, and Donaldson Company, Inc. (NYSE: DCI), a provider of filtration systems. He holds a Bachelor of Science degree from St. John’s University.

Robert C. Biesterfeld was named president of North American Surface Transportation in 2016. Prior to that, Bob served as Vice President of Truckload from January 2014 to December 2015, Vice President of Sourcing and Temperature Controlled Transportation from January 2013 to December 2014, and General Manager for the U.S. Southwest Region for the company’s sourcing division from 2003 to 2011. He began his career with the company in 1999 as a key account manager in the Corporate Procurement and Distribution Services office. Bob graduated from Winona State University with a Bachelor of Arts.

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

Andrew C. Clarke was named chief financial officer in June 2015. Prior to joining C.H. Robinson, Andrew was an industry consultant from February 2013 to May 2015. From July 2006 to February 2013, Andrew served as president and chief executive officer of Panther Expedited Services, now a wholly owned subsidiary of Arkansas Best Corporation. Prior to that, Andrew served as chief financial officer of Forward Air Corporation from 2001 to 2006. Currently, Andrew serves on the board of directors for Blount International, Inc. (NYSE: BLT), in Portland, Oregon. He holds a Bachelor of Science degree from Washington University in Missouri, and a Master of Business Administration from the University of Chicago Booth School of Business.

Jeroen Eijsink was named president of C.H. Robinson Europe in September 2015. Jeroen served as chief executive officer of DHL Freight Germany from March 2013 to August 2015. He also served as chief executive officer of DHL Freight Benelux and United Kingdom from January 2011 to February 2013 and managing director of DHL Freight United Kingdom and Ireland from May 2006 to December 2011.

Angela K. Freeman was named chief human resources officer in January 2015. Prior to that, she served as vice president of human resources from August 2012 to December 2014. Additional positions with C.H. Robinson include vice president of investor relations and public affairs from January 2009 to August 2012 and director of investor relations and director of marketing communications. She also serves as the president of the C.H. Robinson Worldwide Foundation. Prior to joining C.H. Robinson in 1998, Angela was with McDermott/O’Neill & Associates, a Boston-based public affairs firm. She holds a Bachelor of Arts degree and a Bachelor of Science degree from the University of North Dakota, and a Master of Science from the London School of Economics. Angela also serves on the Board of Directors and Executive Committee of LeadersUp, a national non-profit organization.

Jordan Kass was named president of managed services in January 2015. He previously served as vice president of management services from January 2013 to January 2015. Additional positions with C.H. Robinson include director of TMC. Jordan began his career in 1994 at American Backhaulers and subsequently joined C.H. Robinson in 2000 following our acquisition of American Backhaulers. Jordan holds a Bachelor of Arts degree from Indiana University.

James P. Lemke was named president of Robinson Fresh in January 2015. Prior to that, he served as senior vice president from December 2007 to December 2014, having previously served as vice president, Sourcing since 2003. Prior to that time, he served as the vice president and manager of C.H. Robinson’s Corporate Procurement and Distribution Services office. Jim joined the company in 1989. Jim holds a Bachelor of Arts degree in International Relations from the University of Minnesota. Jim is also the chairman of the Foundation Board of the United Fresh Produce Association. He also serves as a director for the Children’s Theatre Company in Minneapolis, Minnesota.

Chad M. Lindbloom was named chief information officer in January 2015. He served as chief financial officer from 1999 until June 2015. From June 1998 until December 1999, he served as corporate controller. Chad joined the company in 1990. Chad holds a Bachelor of Science degree and a Masters of Business Administration from the Carlson School of Management at the University of Minnesota.

Christopher J. O’Brien was named chief commercial officer in January 2015. Prior to that, he served as a senior vice president from May 2012 to December 2014. He has served as a vice president since May 2003. Additional positions with C.H. Robinson include president of the company’s European division and manager of the Raleigh, North Carolina office. Christopher joined the company in 1993. He holds a Bachelor of Arts degree from Alma College in Michigan. Christopher also serves on the Board of Trustees of the University of Minnesota’s Landscape Arboretum.

Michael J. Short was named president of global freight forwarding in May 2015. Prior to being named president, Mike served as vice president, global forwarding North America. Mike began his career in 1998 at Phoenix and subsequently joined C.H. Robinson in 2012 following our acquisition of Phoenix. Mike held a number of roles at Phoenix, including Regional Manager of the Midwest region from May 2007 to January 2010, General Manager of the St. Louis office from January 2000 to May 2007, and Sales Manager of the St. Louis office from August 1998 to January 2000. He graduated from the University of Missouri in 1993 with a Bachelor of Arts in Business.

Employees
As of December 31, 2015, we had a total of 13,159 employees, 11,800 of whom were located in our network offices. Our remaining employees centrally serve our network of offices in areas such as finance, information technology, legal, marketing, and human resources.

Customer Relationships
We work to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing them with a full range of logistics services. During 2015, we served over 110,000 active customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries.
During 2015, our largest customer accounted for approximately two percent of total revenues. In recent years, we have grown by adding new customers and by increasing our volumes with, and providing more services to, our existing customers.
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
In 2015, we continued to expand our corporate sales, account management, and marketing support to enhance sales capabilities. The network also calls on our executives and our corporate sales staff to support them in the pursuit of new business with companies that have more complex logistics requirements.

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
In 2015, we worked with approximately 68,000 transportation providers worldwide, of which the vast majority are contracted motor carriers. To strengthen and maintain our relationships with motor carriers, our employees regularly communicate with carriers and try to assist them by increasing their equipment utilization, reducing their empty miles, and repositioning their equipment. To make it easier for contract carriers to work with us, we have a policy of payment upon receipt of proof of delivery. For those contract carriers who would like a faster payment, we also offer payment within 48 hours of receipt of proof of delivery in exchange for a discount, along with offering in-trip cash advances.
Contracted motor carriers provide access to dry vans, temperature controlled vans, and flatbeds. These contract carriers are of all sizes, including owner-operators of a single truck, small and midsize fleets, private fleets, and the largest national trucking companies. Consequently, we are not dependent on any one contract carrier. Our largest truck transportation provider was less than two percent of our total cost of transportation in 2015. Motor carriers that had fewer than 100 tractors transported approximately 83 percent of our truckload shipments in 2015. Every motor carrier with which we do business is required to execute a contract that establishes that the carrier is acting as an independent contractor. At the time the contract is executed, and daily, through subscriptions with a third party service, we confirm that each motor carrier is properly licensed and insured, has the necessary federally-issued authority to provide transportation services, and has the ability to provide the necessary level of service on a dependable basis. Our motor carrier contracts require that the motor carrier issue invoices only to and accept payment solely from us for the shipments that they transport under their contract with us, and allow us to withhold payment to satisfy previous claims or shortages. Our standard contracts do not include volume commitments, and the initial contract rate is modified each time we confirm an individual shipment with a carrier.
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

In our NVOCC ocean transportation business, we have contracts with most of the major ocean carriers, which support a variety of service and rate needs for our customers. We negotiate annual contracts that establish the predetermined rates we agree to pay the ocean carriers. The rates are negotiated based on expected volumes from our customers in specific trade lanes. These contracts are often amended throughout the year to reflect changes in market conditions for our business, such as additional trade lanes.
We operate both as a consolidator and as a transactional Indirect Air Carrier (“IAC”) internationally and in North America. We select air carriers and provide for local pickup and delivery of shipments. We execute our air freight services through our relationships with air carriers, through charter services, block space agreements, capacity space agreements, and transactional spot market negotiations. Through charter services, we contract part or all of an airplane to meet customer requirements. Our block space agreements and capacity space agreements are contracts for a defined time period. The contracts include fixed allocations for predetermined flights at agreed upon rates that are reviewed periodically throughout the year. The transactional negotiations afford us the ability to capture excess capacity at prevailing market rates for a specific shipment.

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
We often compete with respect to price, scope of services, or a combination thereof, but believe that our most significant competitive advantages are:

•	People-Smart, dedicated, empowered people act as an extension of our customers’ teams to innovate and execute their supply chain strategies;

•	Process-Proven processes and solutions combine strategy with practical experience for customized action plans that succeed in the real world;

•	Technology-Navisphere®, our proprietary technology, provides flexibility, global visibility, customized solutions, easy integration, broad connectivity, and advanced security;

•	Network-Our customers gain local presence, regional expertise, and multiple global logistics options from one of the world’s largest providers of logistics services;

•	Relationships-A large number of unique, strong relationships provide global connections and valuable market knowledge;

•	Portfolio of Services-A wide selection of services and products help provide our customers with consistent capacity and service levels;

•	Scale-Our customers leverage our industry-leading capacity, broad procurement options, and substantial shipment volumes for better efficiency, service, and marketplace advantages; and

•	Stability-Our financial strength, discipline, and consistent track record of success for strategic support of our customers’ supply chains.

Seasonality
Historically, our operating results have been subject to seasonal trends. In recent years, including 2015 and 2014, operating income and earnings have been lower in the first quarter than in the other three quarters. However, this was not our experience in 2013. We believe this pattern has been the result of, or influenced by, numerous factors, including national holidays, weather patterns, consumer demand, economic conditions, and other similar and subtle forces. Although seasonal changes in the transportation industry have not had a significant impact on our cash flow or results of operations, we expect this trend to continue and we cannot guarantee that it will not adversely impact us in the future.

Proprietary Information Technology and Intellectual Property
Our information systems are essential to efficiently communicate, service our customers and contracted carriers, and manage our business. In 2015, we executed approximately 16.9 million shipments for more than 110,000 active customers with more than 68,000 contract carriers.
We rely on a combination of trademarks, copyrights, trade secrets, and nondisclosure and non-competition agreements to establish and protect our intellectual property and proprietary technology. Additionally, we have numerous registered trademarks, trade names, and logos in the United States and international locations.
Our operations use Navisphere®, a single platform that allows customers to communicate worldwide with every party in their supply chain across languages, currencies, and continents. Navisphere® offers sophisticated business analytics to help improve supply chain performance and meet increasing customer demands.
The CHRWTrucks® web-based platform provides contracted carriers additional access to our systems. Contract carriers can access available freight, perform online check calls, keep track of receivables, and upload scanned documentation. Many of our carriers’ favorite features from CHRWTrucks® are also available through our CHRWTrucks® mobile application available for Android and IOS mobile operating systems.
Our systems help our employees service customer orders, select the optimal mode of transportation, build and consolidate shipments, and identify appropriate carriers, all based on customer-specific service parameters. Our systems provide our vast organization the necessary business intelligence to allow for near real time scorecards and necessary decision support in all areas of our business.

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
As a property freight broker, we are not legally liable for damage to our customers’ cargo. In our customer contracts, we may agree to assume cargo liability up to a stated maximum. We typically do not assume cargo liability to our customers above minimum industry standards in our international freight forwarding, ocean transportation, air freight businesses on international shipments, and domestic air shipments. With regards to international freight forwarding, ocean transportation, international and domestic air freight shipments, and shipments transacted by Freightquote, we offer our customers the option to purchase shippers interest coverage to insure goods in transit. When we agree to store goods for our customers for longer terms, we provide limited warehouseman’s coverage to our customers and typically contract for warehousing services from companies that provide us the same degree of coverage.
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

Investor Information
We were reincorporated in Delaware in 1997 as the successor to a business existing, in various legal forms, since 1905. Our corporate office is located at 14701 Charlson Road, Eden Prairie, Minnesota, 55347-5088, and our telephone number is (952) 937-8500. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.chrobinson.com) as soon as reasonably practicable after we electronically file the material with the Securities and Exchange Commission. Information contained on our website is not part of this report.

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

Except for the historical information contained in this Form 10-K, the matters set forth in this document may be deemed to be forward-looking statements that represent our expectations, beliefs, intentions, or strategies concerning future events. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience or our present expectations, including, but not limited to, such factors such as changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel price increases or decreases, or fuel shortages; cyber-security related risks; the impact of war on the economy; changes to our capital structure, and other risks and uncertainties, including those described below. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update these statements in light of subsequent events or developments.

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

Changing fuel costs and interruptions of fuel supplies may have an impact on our net revenue margins. In our truckload transportation business, which is the largest source of our net revenues, fluctuating fuel prices may result in decreased net revenue margin. While our different pricing arrangements with customers and contracted carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through cost to our truckload business. In times of fluctuating fuel prices, our net revenue margin may also fluctuate.
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

•
intellectual property laws of countries that do not protect our rights in our intellectual property, including, but not limited to, our proprietary information systems, to the same extent as the laws of the United States.

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
Our earnings may be affected by seasonal changes in the transportation industry. Results of operations for our industry generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. In recent years, including 2015 and 2014, our operating income and earnings have been lower in the first quarter than in the other three quarters. However, this was not our experience in 2013. Although seasonal changes in the transportation industry have not had a significant impact on our cash flow or results of operations, we expect this trend to continue, and we cannot guarantee that it will not adversely impact us in the future.

We are subject to claims arising from our transportation operations. We use the services of thousands of transportation companies in connection with our transportation operations. From time to time, the drivers employed and engaged by the carriers we contract with are involved in accidents, which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. In addition, our automobile liability policy has a retention of $5 million per incident. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability. Our involvement in the transportation of certain goods, including but not limited to hazardous materials, could also increase our exposure in the event one of our contracted carriers is involved in an accident resulting in injuries or contamination.
Our Sourcing business is dependent upon the supply and price of fresh produce. The supply and price of fresh produce is affected by weather and growing conditions (such as drought, insects, and disease) and other conditions over which we have no control. Commodity prices can be affected by shortages or overproduction and are often highly volatile. If we are unable to secure fresh produce to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. To assure access to certain commodities, we occasionally make advances to growers to finance their operations. Repayment of these advances is dependent upon the growers’ ability to grow and harvest marketable crops.
Buying and reselling fresh produce exposes us to possible product liability. Agricultural chemicals used on fresh produce are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Product recalls in the produce industry have been caused by concern about particular chemicals and alleged contamination, often leading to lawsuits brought by consumers of allegedly affected produce. We may face claims for a variety of damages arising from the sale of produce, which may include potentially uninsured consequential damages. While we are insured for up to $201 million for product liability claims, settlement of class action claims, subject to a $250,000 deductible, is often costly, and we cannot guarantee that our liability coverage will be adequate and will continue to be available. If we have to recall produce, we may be required to bear the cost of repurchasing, transporting, and destroying any allegedly contaminated product, as well as consequential damages, which our insurance did not cover prior to 2012. Since 2012, we have carried product recall insurance coverage of $50 million. This policy has a retention of $5 million per incident. Any recall or allegation of contamination could affect our reputation, particularly of our proprietary and/or licensed branded produce programs. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.
Our business depends upon compliance with numerous government regulations. Our operations may be regulated and licensed by various federal, state, and local transportation agencies in the United States and similar governmental agencies in foreign countries in which we operate.
We are subject to licensing and regulation as a property freight broker and are licensed by the U.S. Department of Transportation (“DOT”) to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. We are also subject to regulation by the Federal Maritime Commission as an ocean freight forwarder and a NVOCC, and we maintain separate bonds and licenses for each. We operate as a Department of Homeland Security certified Indirect Air Carrier, providing air freight services, subject to commercial standards set forth by the International Air Transport Association and federal regulations issued by the Transportation Security Administration. We provide customs brokerage services as a customs broker under a license issued by the Bureau of U.S. Customs and Border Protection. We also have and maintain other licenses as required by law.
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
Department of Homeland Security regulations applicable to our customers who import goods into the United States and our contracted ocean carriers can impact our ability to provide and/or receive services with and from these parties. Enforcement measures related to violations of these regulations can slow and/or prevent the delivery of shipments, which may negatively impact our operations.
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
We derive a significant portion of our total revenues and net revenues from our largest customers. Our top 100 customers comprise approximately 29 percent of our consolidated total revenues and 25 percent of consolidated net revenues. Our largest customer comprises approximately two percent of our consolidated total revenues. The sudden loss of many of our major clients could materially and adversely affect our operating results.
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
Our corporate headquarters is in Eden Prairie, Minnesota. The total square footage of our four buildings in Eden Prairie is 357,000. This total includes approximately 221,000 square feet used for our corporate and shared services, our data center of approximately 18,000 square feet, and 118,000 square feet used for office operations.
Most of our offices are leased from third parties under leases with initial terms ranging from three to fifteen years. Our office locations range in space from 1,000 to 208,000 square feet. The following table lists our office locations of greater than 20,000 square feet:

Location	Approximate Square Feet
Kansas City, MO(1)	208,000
Eden Prairie, MN	153,000
Eden Prairie, MN(1)	105,000
Eden Prairie, MN(1)	81,000
Chicago, IL(1)	80,000
Wood Dale, IL	72,000
Chicago, IL	48,000
Atlanta, GA	40,000
Shanghai, CN	29,000
Amsterdam, NL	25,000
Elk Grove Village, IL	25,000
Woodridge, IL	22,000
Chicago, IL	21,000
Minneapolis, MN	21,000
 ____________________________

(1)	These properties are owned. All other properties in the table above are leased from third parties.
We also own or lease warehouses totaling approximately 1.6 million square feet of space in over 40 cities around the world. The following table lists our warehouses over 50,000 square feet:

Location	Approximate Square Feet
Long Beach, CA	228,000
Des Plaines, IL	219,000
Elk Grove Village, IL	107,000
Atlanta, GA	95,000
Bethlehem, PA	85,000
Vancouver, OR	79,000
Miramar, FL	75,000
Edinburg, TX	72,000
Plant City, FL(1)	65,000
Doral, FL	59,000
Bydgoszcz, PL	52,000
Cobden, IL(1)	52,000
 ____________________________

(1)	These properties are owned. All other properties in the table above are leased from third parties.
We consider our current office spaces and warehouse facilities adequate for our current level of operations. We have not had difficulty in obtaining sufficient office space and believe we can renew existing leases or relocate to new offices as leases expire. We have entered into a lease for a portion of a building to be built in Chicago, Illinois, with a substantial completion date in 2018. The lease of approximately 200,000 square feet will replace certain current space in Chicago that we own. Additionally, construction has commenced on a second data recovery center in southeastern Minnesota that will be 32,000 square feet, with a substantial completion date in 2016.

ITEM 3.	LEGAL PROCEEDINGS
We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock began trading on The NASDAQ National Market under the symbol “CHRW” on October 15, 1997, and currently trades on the NASDAQ Global Select Market.
Quarterly market information can be found in Part II, Item 8. Financial Statements and Supplementary Data, Note 12.
On February 24, 2016, the closing sales price per share of our common stock as quoted on the NASDAQ Global Select Market was $70.23 per share. On February 24, 2016, there were approximately 151 holders of record and approximately 112,586 beneficial owners of our common stock.
We declared quarterly dividends during 2014 for an aggregate of $1.43 per share and quarterly dividends during 2015 for an aggregate of $1.57 per share. We have declared a quarterly dividend of $0.43 per share payable to shareholders of record as of March 4, 2016, payable on March 31, 2016. Our declaration of dividends is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon our results of operations, capital requirements and financial condition, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or continue to pay dividends on the shares of common stock in the future.
The following table provides information about company purchases of common stock during the quarter ended December 31, 2015:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2015-October 31, 2015	468,335	$70.74	466,460	7,397,472
November 1, 2015-November 30, 2015	251,313	68.24	249,123	7,148,349
December 1, 2015-December 31, 2015	264,164	62.81	262,688	6,885,661
Fourth quarter 2015	983,812	$67.97	978,271	6,885,661
________________________________
(a) The total number of shares purchased includes: (i) 978,271 shares of common stock purchased under the authorization described below; and (ii) 5,541 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(b) In August 2013, the Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. As of December 31, 2015, there were 6,885,661 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated share repurchase programs.

The graph below compares the cumulative 5-year total return of holders of C.H. Robinson Worldwide, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Transportation index, and the S&P Midcap 400 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2010 to December 31, 2015.

	December 31,
	2010	2011	2012	2013	2014	2015
C.H. Robinson Worldwide, Inc.	$100.00	88.49	81.96	77.53	101.83	86.33
S&P 500	$100.00	102.11	118.45	156.82	178.29	180.75
S&P Midcap 400	$100.00	98.27	115.84	154.64	169.75	166.05
NASDAQ Transportation	$100.00	90.09	95.46	130.08	181.38	153.54
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA
This table includes selected financial data for the last five years (amounts in thousands, except per share amounts and operating data for employees). This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

STATEMENT OF OPERATIONS DATA
Year Ended December 31,	2015	2014	2013	2012 (1)	2011
Total revenues	$13,476,084	$13,470,067	$12,752,076	$11,359,113	$10,336,346
Net revenues	2,268,480	2,007,652	1,836,095	1,717,571	1,632,658
Income from operations	858,310	748,418	682,650	675,320	692,730
Net income	509,699	449,711	415,904	593,804	431,612
Net income per share
Basic	$3.52	$3.06	$2.65	$3.68	$2.63
Diluted	$3.51	$3.05	$2.65	$3.67	$2.62
Weighted average number of shares outstanding (in thousands)
Basic	144,967	147,202	156,915	161,557	164,114
Diluted	145,349	147,542	157,080	161,946	164,741
Dividends per share	$1.57	$1.43	$1.40	$1.34	$1.20

BALANCE SHEET DATA
As of December 31,
Working capital	$282,101	$529,599	$394,504	$440,073	$734,911
Total assets	3,184,358	3,214,338	2,802,818	2,804,225	2,138,041
Current portion of debt	450,000	605,000	375,000	253,646	—
Long-term notes payable	500,000	500,000	500,000	—	—
Stockholders’ investment	1,150,450	1,047,015	939,724	1,504,372	1,248,474

OPERATING DATA
As of December 31,
Employees	13,159	11,521	11,676	10,929	8,353
_________________________

(1)
The company’s results for 2012 were effected by certain significant event-specific charges or credits related to our acquisitions and divestitures. See “Reported to Adjusted Statements of Operations Data” on the following page and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this report.

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

Reported to Adjusted Statements of Operations Data (in thousands, except per share amounts)

Non-GAAP Financial Measures	2015	2014	2013	2012	2011
Income from operations	$858,310	$748,418	$682,650	$675,320	$692,730
Adjustments to income from operations (1)	—	—	—	45,196	—
Income from operations-adjusted	$858,310	$748,418	$682,650	$720,516	$692,730

Interest and other (expense) income	$(35,529)	$(24,987)	$(9,289)	$283,142	$1,974
Adjustments to interest and other (expense) income (2)	—	—	—	(281,551)	—
Interest and other (expense) income-adjusted	$(35,529)	$(24,987)	$(9,289)	$1,591	$1,974

Income before income taxes	$822,781	$723,431	$673,361	$958,462	$694,704
Adjustments to income before income taxes	—	—	—	(236,355)	—
Income before income taxes-adjusted	$822,781	$723,431	$673,361	$722,107	$694,704

Net income	$509,699	$449,711	$415,904	$593,804	$431,612
Adjustments to net income	—	—	—	(146,797)	—
Net income-adjusted	$509,699	$449,711	$415,904	$447,007	$431,612

Net income per share (basic)-adjusted	$3.52	$3.06	$2.65	$2.77	$2.63
Net income per share (diluted)-adjusted	$3.51	$3.05	$2.65	$2.76	$2.62
_________________________

(1)
The adjustment to income from operations includes $34.6 million of personnel expense and $10.6 million of other selling, general, and administrative expenses. Adjustments to personnel expense include $33.0 million in incremental vesting expense of our equity awards triggered by the gain on the divestiture of T-Chek Systems, Inc., (“T-Chek”) and $1.4 million of transaction-related bonuses. Adjustments to other selling, general, and administrative expenses include amounts paid to third parties for investment banking, legal, and accounting fees related to acquisitions and divestitures.

(2)	The adjustment to interest and other (expense) income reflects the gain from the divestiture of T-Chek.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table summarizes our total revenues by service line (dollars in thousands):

For the years ended December 31,	2015	2014	Change	2013	Change
Transportation	$11,989,780	$11,936,512	0.4%	$11,082,942	7.7%
Sourcing	1,486,304	1,533,555	(3.1)%	1,669,134	(8.1)%
Total	$13,476,084	$13,470,067	—%	$12,752,076	5.6%

The following table illustrates our net revenue margins by service line:

For the years ended December 31,	2015	2014	2013
Transportation	17.9%	15.9%	15.4%
Sourcing	8.1%	7.5%	7.6%
Total	16.8%	14.9%	14.4%
The following table summarizes our net revenues by service line (dollars in thousands):

For the years ended December 31,	2015	2014	Change	2013	Change
Net revenues:
Transportation
Truckload (1)	$1,316,533	$1,190,372	10.6%	$1,065,315	11.7%
LTL (2)	360,706	258,884	39.3%	239,477	8.1%
Intermodal	41,054	40,631	1.0%	39,084	4.0%
Ocean	223,643	208,422	7.3%	187,671	11.1%
Air	79,096	79,125	—%	73,089	8.3%
Customs	43,929	41,575	5.7%	36,578	13.7%
Other Logistics Services	82,548	73,097	12.9%	67,931	7.6%
Total Transportation	2,147,509	1,892,106	13.5%	1,709,145	10.7%
Sourcing	120,971	115,546	4.7%	126,950	(9.0)%
Total	$2,268,480	$2,007,652	13.0%	$1,836,095	9.3%
__________________________
(1) We previously reported revenues from the fees we earn from our cash advance option offered to our contract carriers separately from Transportation revenues. Starting in the first quarter of 2015, on a retrospective basis, we report these payment services revenues as a part of Transportation total and net revenues.
(2) Less than truckload (“LTL”)

The following table represents certain statements of operations data, shown as percentages of our net revenues:

For the years ended December 31,	2015	2014	2013
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	46.3%	46.8%	45.0%
Other selling, general, and administrative expenses	15.8%	15.9%	17.8%
Total operating expenses	62.2%	62.7%	62.8%
Income from operations	37.8%	37.3%	37.2%
Interest and other expense	(1.6)%	(1.2)%	(0.5)%
Income before provision for income taxes	36.3%	36.0%	36.7%
Provision for income taxes	13.8%	13.6%	14.0%
Net income	22.5%	22.4%	22.7%

OVERVIEW
Our company. We are a global provider of transportation services and logistics solutions, operating through a network of offices in North America, Europe, Asia, and South America. As a third party logistics provider, we enter into contractual relationships with a wide variety of transportation companies, and utilize those relationships to efficiently and cost effectively transport our customers’ freight. We have contractual relationships with approximately 68,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate transportation for each shipment. Our model enables us to be flexible, provide solutions that optimize service for our customers, and minimize our asset utilization risk.
In addition to transportation and logistics services, we also buy and sell fresh produce. Our Sourcing business is the buying, selling, and marketing of fresh produce. We purchase fresh produce through our network of produce suppliers and sell it to retail grocers, restaurant chains, produce wholesalers, and foodservice providers. In some cases, we also arrange the transportation of the produce we sell through our relationships with specialized transportation companies. Those revenues are reported as Transportation revenues.
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
In 2015, changing market conditions impacted our results. Fuel prices declined throughout 2015, which contributed to slower growth of our total revenues and an increase in our transportation net revenue margins. In 2015, we completed the acquisition of Freightquote.com, Inc. (“Freightquote”). This acquisition contributed approximately 6.5 percentage points to our consolidated net revenue growth in 2015, primarily in our LTL service line.
In 2014, market conditions were very different than in 2013. There were capacity constraints in nearly all of our transportation services. Additionally, we experienced a decrease in the length of haul in our North American truckload business in 2014 compared to 2013, which contributed to increased net revenue margin in our truckload transportation business. In general, a shorter length of haul can result in higher customer rates and transportation costs per mile.
We keep our personnel and other operating expenses as variable as possible. Compensation is performance-oriented and, for most employees in the office network, based on the profitability of their individual office.

Our personnel decisions are decentralized. Our office managers determine the appropriate number of employees for their offices, within productivity guidelines, based on their volume of business. This helps keep our personnel expense as variable as possible with the business.
Our office network. Our office network is a competitive advantage. Building local customer and contract carrier relationships has been an important part of our success, and our worldwide network of offices supports our core strategy of serving customers locally, nationally, and globally. Our network offices help us penetrate local markets, provide face-to-face service when needed, and recruit contract carriers. Our network also gives us knowledge of local market conditions, which is important in the transportation industry because it is market driven and very dynamic.
In January 2015, we completed our acquisition of Freightquote, a privately held freight broker based in Kansas City, Missouri. Freightquote provides services throughout North America. The acquisition enhances and brings synergies to our LTL and truckload businesses, and expands our eCommerce capabilities.
Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount increased by 1,638 employees during 2015. Approximately 60 percent of this increase is a result of our acquisition of Freightquote. Employees act as a team in their sales efforts, customer service, and operations. A significant portion of many of our employees’ compensation is performance-oriented, based on individual performance and the profitability of their office. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity. All of our managers and certain other employees who have significant responsibilities are eligible to receive equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders.
Our customers. In 2015, we worked with more than 110,000 active customers. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very diverse and unconcentrated. In 2015, our top 100 customers represented approximately 29 percent of our total revenues and approximately 25 percent of our net revenues. Our largest customer was approximately two percent of our total revenues.
Our contracted carriers. Our contracted carrier base includes motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. In 2015, our carrier base was approximately 68,000, up from approximately 63,000 in 2014. Motor carriers that had fewer than 100 tractors transported approximately 83 percent of our truckload shipments in 2015. In our Transportation business, no single contracted carrier represents more than approximately two percent of our contracted carrier capacity.

2015 COMPARED TO 2014
Total revenues and direct costs. Total Transportation revenues increased 0.4 percent to $12.0 billion in 2015 from $11.9 billion in 2014. This increase in Transportation revenues was driven by our acquisition of Freightquote and higher volumes in nearly all of our transportation modes. These increases were partially offset by decreased pricing to our customers primarily related to the declining cost of fuel. Total purchased transportation and related services decreased 2.0 percent in 2015 to $9.8 billion from $10.0 billion in 2014. This decrease was due to decreased transportation costs, primarily related to the declining cost of fuel, partially offset by the acquisition of Freightquote and higher volumes in nearly all of our transportation modes. Our Sourcing revenue decreased 3.1 percent to $1.49 billion in 2015 from $1.53 billion in 2014. Purchased products sourced for resale decreased 3.7 percent in 2015 to $1.37 billion from $1.42 billion in 2014. These decreases were primarily due to decreased revenue and cost per case, partially offset by increased case volumes.
Net revenues. Total Transportation net revenues increased 13.5 percent to $2.1 billion in 2015 from $1.9 billion in 2014. Our Transportation net revenue margin increased to 17.9 percent in 2015 from 15.9 percent in 2014. This increase in net revenue margin was driven by a decrease in transportation costs, including fuel, and a change in the mix of business due to growth in shorter length of haul freight and the addition of Freightquote.

Our truckload net revenues increased 10.6 percent to $1.3 billion in 2015 from $1.2 billion in 2014. Truckload volumes increased approximately six percent in 2015. Organic truckload net revenues increased approximately seven percent in 2015. Our acquisition of Freightquote contributed approximately 3.5 percentage points to our truckload net revenue growth in 2015. North American truckload volumes increased approximately six percent in 2015. North American truckload volumes, excluding Freightquote, increased approximately three percent in 2015. Truckload net revenue margin increased in 2015 due the declining cost of fuel. In our truckload business, the cost of fuel is generally a pass through to our customers. Therefore, in periods of declining fuel prices, we tend to experience higher net revenue margin. Excluding the estimated impact of the change in fuel, on average, our truckload rates increased approximately one percent in 2015. Our truckload transportation costs were relatively unchanged, excluding the estimated impacts of the change in fuel.
LTL net revenues increased 39.3 percent to $360.7 million in 2015 from $258.9 million in 2014. Freightquote contributed approximately 33 percentage points to our LTL net revenue growth in 2015. Net revenue margin increased in 2015 as the result of a change in our freight mix with more small customers from the higher margin Freightquote business. LTL volumes increased approximately 32 percent in 2015.
Our intermodal net revenue increased 1.0 percent to $41.1 million in 2015 from $40.6 million in 2014. Freightquote contributed approximately $3.4 million to our intermodal net revenues in 2015. Conversion to truckload from intermodal negatively impacted intermodal volumes and net revenues throughout 2015. Our intermodal net revenues declined throughout 2015 and that trend has continued into 2016.
Our ocean transportation net revenues increased 7.3 percent to $223.6 million in 2015 from $208.4 million in 2014. The increase in net revenues was primarily due to increased net revenue margin and volumes.
Our air transportation net revenues were unchanged at $79.1 million in 2015 from $79.1 million in 2014. This was the result of higher volumes offset by pricing declines.
Our customs net revenues increased 5.7 percent to $43.9 million in 2015 from $41.6 million in 2014. The increase was due to increased transaction volumes.
Other logistics services net revenues, which include managed services, warehousing, and small parcel, increased 12.9 percent to $82.5 million in 2015 from $73.1 million in 2014. The increase in 2015 was primarily due to growth in managed services as a result of adding new customers. Freightquote contributed approximately two percentage points to our other logistics services net revenue growth in 2015.
Sourcing net revenues increased 4.7 percent to $121.0 million in 2015 from $115.5 million in 2014. This increase was primarily due to an increase in case volumes, slightly offset by a decrease in net revenue per case. Our net revenue margin increased to 8.1 percent in 2015 compared to 7.5 percent in 2014.
Operating expenses. Operating expenses increased 12.0 percent to $1.4 billion in 2015 from $1.3 billion in 2014. This was due to an increase of 12.0 percent in personnel expenses and an increase of 12.0 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses decreased to 62.2 percent in 2015 from 62.7 percent in 2014.
Our personnel expenses are driven by headcount and earnings growth. In 2015, personnel expenses increased to $1.1 billion from $0.9 billion in 2014. Our personnel expenses as a percentage of net revenue decreased in 2015 to 46.3 percent from 46.8 percent in 2014. The increase in personnel expense was due primarily to an increase in average headcount growth of approximately 14 percent in 2015. Freightquote contributed approximately eight percentage points of the growth in average headcount during 2015. In addition, we experienced growth in expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability.
Other selling, general, and administrative expenses increased 12.0 percent to $358.8 million in 2015 from $320.2 million in 2014. The increase in our selling, general, and administrative expenses is primarily due to our acquisition of Freightquote, including amortization expense of $7.6 million, and an increase in travel expenses.
Income from operations. Income from operations increased 14.7 percent to $858.3 million in 2015 from $748.4 million in 2014. Income from operations as a percentage of net revenues increased to 37.8 percent in 2015 from 37.3 percent in 2014. This increase was due to our net revenues growing more than our operating expenses.

Interest and other expense. Interest and other expense was $35.5 million in 2015 compared to $25.0 million in 2014. During the fourth quarter, we wrote off an indemnification asset of $7.2 million related to the acquisition of Phoenix as the indemnification obligations of the sellers expired. The impact of this write off was partially offset within the provision for income taxes by related tax liabilities that expired under applicable statute of limitations. In addition, we had a higher average outstanding balance on our short-term borrowings throughout 2015 compared to 2014, primarily due to the acquisition of Freightquote.
Provision for income taxes. Our effective income tax rate was 38.1 percent for 2015 and 37.8 percent for 2014. The effective income tax rate for both periods is greater than the statutory federal income tax rate, primarily due to state income taxes, net of federal benefit.
Net income. Net income increased 13.3 percent to $509.7 million in 2015 from $449.7 million in 2014. Basic net income per share increased 15.0 percent to $3.52 from $3.06 in 2014. Diluted net income per share increased 15.1 percent to $3.51 from $3.05 in 2014.

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
Net revenues. Total Transportation net revenues increased 10.7 percent to $1.9 billion in 2014 from $1.7 billion in 2013. Our Transportation net revenue margin increased to 15.9 percent in 2014 from 15.4 percent in 2013, largely driven by an increase in transportation rates charged to our customers, partially offset by higher transportation costs.
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

Operating expenses. Operating expenses increased 9.2 percent to $1.3 billion in 2014 from $1.2 billion in 2013. This was due to an increase of 13.6 percent in personnel expenses and a decrease of 2.0 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses decreased to 62.7 percent in 2014 from 62.8 percent in 2013.
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
Interest and other expense. Interest and other expense was $25.0 million in 2014 compared to $9.3 million in 2013. The increase was due primarily to the interest expense related the long-term notes issued during the third quarter of 2013.
Provision for income taxes. Our effective income tax rate was 37.8 percent for 2014 and 38.2 percent for 2013. The effective income tax rate for both periods is greater than the statutory federal income tax rate, primarily due to state income taxes, net of federal benefit.
Net income. Net income increased 8.1 percent to $449.7 million in 2014 from $415.9 million in 2013. Basic net income per share increased 15.5 percent to $3.06 from $2.65 in 2013. Diluted net income per share increased 15.1 percent to $3.05 from $2.65 in 2013. Our weighted average basic and diluted shares outstanding decreased 6.2 percent and 6.1 percent respectively in 2014 compared to 2013, primarily due to the 8.5 million shares repurchased as part of accelerated share (“ASR”) repurchase program initiated in 2013.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. In December 2014, we amended our revolving credit facility to increase the amount available from $500 million to $900 million, to extend the expiration date from October 2017 to December 2019, and to revise a covenant ratio. In 2013, we entered into a Note Purchase Agreement to fund the accelerated share repurchase agreements to repurchase $500 million worth of our common stock. The Note Purchase Agreement was amended in February 2015 to conform its financial covenants to be consistent with the amended revolving credit facility. We also expect to use the revolving credit facility, and potentially other indebtedness incurred in the future, to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases. Cash and cash equivalents totaled $168.2 million and $128.9 million as of December 31, 2015 and 2014. Cash and cash equivalents held outside the United States totaled $114.3 million and $80.6 million as of December 31, 2015 and 2014. Working capital at December 31, 2015, was $282.1 million. Working capital at December 31, 2014, was $529.6 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $718.3 million, $513.4 million, and $347.8 million of cash flow from operations in 2015, 2014, and 2013. The increase of $204.9 million in cash flow from operations in 2015 is primarily the result of a decrease in accounts receivable and an increase in net income, partially offset by a decrease in accounts payable. The decreases in accounts receivable and accounts payable are primarily the result of declining fuel prices.
Cash used for investing activities. We used $54.4 million of cash in 2015, $388.9 million of cash in 2014, and $28.9 million of cash in 2013 for investing activities. Our investing activities consist primarily of capital expenditures and cash paid for acquisitions. On December 31, 2014, we funded $359.4 million of the purchase price for the acquisition of Freightquote into escrow accounts pursuant to the purchase agreement and for completion of the acquisition in January 2015.

We used $44.6 million, $29.5 million, and $48.2 million of cash for capital expenditures in 2015, 2014, and 2013. We spent $26.0 million, $24.0 million,and $35.9 million in 2015, 2014, and 2013 primarily for annual investments in information technology equipment to support our operating systems, including the purchase and development of software. These information technology investments are intended to improve efficiencies and help grow the business. Additionally, in 2014, we completed a new office building on our corporate campus in Eden Prairie, Minnesota. This building was completed in the first quarter of 2014 and it replaced space we previously leased in Eden Prairie. The cost of the building was approximately $18.5 million, and the majority was funded in 2013.
We anticipate capital expenditures in 2016 to be approximately $70 million to $80 million. The increase is primarily the result of the planned construction of an additional data center, which is expected to be completed in 2016.
Cash used for financing activities. We used $607.7 million, $143.6 million, and $364.9 million of cash flow for financing activities in 2015, 2014, and 2013.
We had net short-term repayments of $155.0 million in 2015 and net short-term borrowings of $230.0 million in 2014. On October 29, 2012, we entered into a senior unsecured revolving credit facility for up to $500 million with a $500 million accordion feature. In December of 2014, we amended this facility to increase the amount available from $500 million to $900 million, extended the expiration of the facility from October 2017 to December 2019, and revise a covenant ratio. This facility had $450.0 million outstanding as of December 31, 2015. The original purpose of this facility was to partially fund the acquisition of Phoenix and will assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases. Advances under the facility carry an interest rate based on our total funded debt to total capitalization, as measured at the end of each quarter, and are based on a spread over LIBOR for outstanding balances. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The credit agreement contains certain financial covenants that require us to maintain a minimum fixed leverage ratio and minimum liquidity. We were in compliance with all of the credit facility’s debt covenants as of December 31, 2015.
On August 23, 2013, we entered into a Note Purchase Agreement for $500.0 million, of which the entire balance was outstanding as of December 31, 2015, and December 31, 2014. The primary purpose of this agreement was to fund the ASR agreements that were entered into on August 24, 2013. The agreement contains certain financial covenants that require us to maintain a minimum leverage ratio, an interest coverage ratio, and minimum liquidity. We were in compliance with all the covenants in the Notes as of December 31, 2015. The Note Purchase Agreement was amended in February 2015 to conform its financial covenants to be consistent with the amended revolving credit facility.
We used $235.6 million, $215.0 million, and $220.3 million to pay cash dividends in 2015, 2014, and 2013. The increase in 2015 was primarily the result of higher dividends paid compared to 2014. The decrease in 2014 was due to a decrease in the number of shares outstanding compared to 2013, primarily as a result of the accelerated share repurchases made in 2013.
We also used $229.9 million, $164.0 million, and $757.3 million on share repurchases in 2015, 2014, and 2013. In August 2013, the Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. As of December 31, 2015, there were 6,885,661 shares remaining for future repurchases. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
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

Additionally, in our Sourcing business, we take loss of inventory risk during shipment and have general inventory risk. Certain transactions in customs brokerage, managed services, freight forwarding, and sourcing are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.
Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $43.5 million as of December 31, 2015, increased compared to the allowance of $41.1 million as of December 31, 2014. This increase was primarily due to changes in the risk level of our accounts receivable portfolio. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
Goodwill. We manage and report our operations as one operating segment. Our network of offices represent a series of components that are aggregated for the purpose of evaluating goodwill for impairment on an enterprise-wide basis. The fair value of the enterprise-wide reporting unit substantially exceeds the book value; therefore we have determined that there is no goodwill impairment as of December 31, 2015.
Stock-based compensation. We issue stock awards, including stock options, performance shares, and restricted stock units, to key employees and outside directors. In general, the awards vest over five years, either based on the company’s earnings growth or the passage of time. The fair value of each share-based payment award is established on the date of grant. For grants of restricted shares and restricted units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 17 percent to 22 percent and are calculated using the Black-Scholes option pricing model. Changes in the measured stock price volatility and interest rates are the primary reason for changes in the discount. For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of the awards. The determination of the fair value is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL CONTINGENCIES
The following table aggregates all contractual commitments and commercial obligations, due by period, that affect our financial condition and liquidity position as of December 31, 2015 (dollars in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Borrowings under credit agreements	$450,000	$—	$—	$—	$—	$—	$450,000
Long-term notes payable(1)	21,388	21,388	21,388	21,388	21,388	676,612	783,552
Operating leases(2)	43,888	39,108	31,349	27,842	22,437	108,845	273,469
Purchase obligations(3)	64,753	11,221	10,111	8,093	7,730	—	101,908
Total	$580,029	$71,717	$62,848	$57,323	$51,555	$785,457	$1,608,929
_______________________

(1)	Amounts payable relate to the semi-annual interest due on the long-term notes and the principal amount at maturity.

(2)	We have certain facilities and equipment under operating leases.

(3)
Purchase obligations include agreements for services that are enforceable and legally binding and that specify all significant terms. As of December 31, 2015, such obligations include ocean and air freight capacity, telecommunications services, and maintenance contracts.

We have no capital lease obligations. Long-term liabilities consist of noncurrent income taxes payable, long-term notes payable, and the obligation under our non-qualified deferred compensation plan. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2015, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $19.6 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 5 to the consolidated financial statements for a discussion on income taxes. The obligation under our non-qualified deferred compensation plan has also been excluded from the above table as the timing of cash payment is uncertain. As of December 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had $168.2 million of cash and cash equivalents on December 31, 2015. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $900 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. At December 31, 2015, there was $450.0 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $175,000,000 of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023, (ii) $150,000,000 of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (iii) $175,000,000 of the company’s 4.60 percent Senior Notes, Series C, due August 27, 2033. At December 31, 2015, there was $500.0 million outstanding on the notes.
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
Eden Prairie, MN

We have audited the accompanying consolidated balance sheets of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of C.H. Robinson Worldwide, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Minneapolis, Minnesota
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
C.H. Robinson Worldwide, Inc.
Eden Prairie, MN

We have audited the internal control over financial reporting of C.H Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Minneapolis, Minnesota
February 29, 2016

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$168,229	$128,940
Restricted cash	—	359,388
Receivables, net of allowance for doubtful accounts of $43,455 and $41,051	1,505,620	1,571,591
Deferred tax asset	16,788	7,746
Prepaid expenses and other	40,061	37,794
Total current assets	1,730,698	2,105,459

Property and equipment	379,139	313,688
Accumulated depreciation and amortization	(188,265)	(161,217)
Net property and equipment	190,874	152,471
Goodwill	1,108,337	825,038
Other intangible assets, net of accumulated amortization of $61,405 and $36,917	120,242	98,330
Other assets	34,207	33,040
Total assets	$3,184,358	$3,214,338
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$697,585	$716,654
Outstanding checks	86,298	78,601
Accrued expenses–
Compensation and profit-sharing contribution	146,666	125,624
Income taxes	12,573	4,616
Other accrued liabilities	55,475	45,365
Current portion of debt	450,000	605,000
Total current liabilities	1,448,597	1,575,860

Long-term debt	500,000	500,000
Noncurrent income taxes payable	19,634	24,279
Deferred tax liabilities	65,460	66,961
Other long-term liabilities	217	223
Total liabilities	2,033,908	2,167,323
Commitments and contingencies
Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 178,784 and 178,621 shares issued, 143,455 and 146,458 outstanding	14,345	14,646
Additional paid-in capital	379,444	321,968
Retained earnings	2,922,620	2,648,539
Accumulated other comprehensive loss	(37,946)	(28,610)
Treasury stock at cost (35,329 and 32,163 shares)	(2,128,013)	(1,909,528)
Total stockholders’ investment	1,150,450	1,047,015
Total liabilities and stockholders’ investment	$3,184,358	$3,214,338
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended December 31,
(In thousands, except per share data)	2015	2014	2013
Revenues:
Transportation	$11,989,780	$11,936,512	$11,082,942
Sourcing	1,486,304	1,533,555	1,669,134
Total revenues	13,476,084	13,470,067	12,752,076
Costs and expenses:
Purchased transportation and related services	9,842,271	10,044,406	9,373,797
Purchased products sourced for resale	1,365,333	1,418,009	1,542,184
Personnel expenses	1,051,410	939,021	826,661
Other selling, general, and administrative expenses	358,760	320,213	326,784
Total costs and expenses	12,617,774	12,721,649	12,069,426
Income from operations	858,310	748,418	682,650
Interest and other expense	(35,529)	(24,987)	(9,289)
Income before provision for income taxes	822,781	723,431	673,361
Provision for income taxes	313,082	273,720	257,457
Net income	509,699	449,711	415,904
Other comprehensive loss	(9,336)	(17,990)	(1,275)
Comprehensive income	$500,363	$431,721	$414,629

Basic net income per share	$3.52	$3.06	$2.65
Diluted net income per share	$3.51	$3.05	$2.65

Basic weighted average shares outstanding	144,967	147,202	156,915
Dilutive effect of outstanding stock awards	382	340	165
Diluted weighted average shares outstanding	145,349	147,542	157,080
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

(In thousands, except per share data)	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2012	161,327	$16,133	$303,479	$2,218,229	$(9,345)	$(1,024,124)	$1,504,372
Net income				415,904			415,904
Foreign currency translation adjustment					(1,275)		(1,275)
Dividends declared, $1.40 per share				(220,300)			(220,300)
Stock issued for employee benefit plans	263	26	(45,106)			10,102	(34,978)
Issuance of restricted stock	335	34	(34)				—
Stock-based compensation expense	30	3	7,346			1,747	9,096
Excess tax benefit on deferred compensation and employee stock plans			27,209				27,209
Repurchase of common stock	(11,758)	(1,176)	(75,000)			(684,128)	(760,304)
Balance December 31, 2013	150,197	15,020	217,894	2,413,833	(10,620)	(1,696,403)	939,724
Net income				449,711			449,711
Foreign currency translation adjustment					(17,990)		(17,990)
Dividends declared, $1.43 per share				(215,005)			(215,005)
Stock issued for employee benefit plans	405	40	(24,644)			23,937	(667)
Issuance of restricted stock	(410)	(41)	41				—
Stock-based compensation expense	30	3	46,119			1,599	47,721
Excess tax benefit on deferred compensation and employee stock plans			7,558				7,558
Repurchase of common stock	(3,764)	(376)	75,000			(238,661)	(164,037)
Balance December 31, 2014	146,458	14,646	321,968	2,648,539	(28,610)	(1,909,528)	1,047,015
Net income				509,699			509,699
Foreign currency translation adjustment					(9,336)		(9,336)
Dividends declared, $1.57 per share				(235,618)			(235,618)
Stock issued for employee benefit plans	254	25	(9,095)			13,258	4,188
Issuance of restricted stock	164	16	(16)				—
Stock-based compensation expense			58,039			28	58,067
Excess tax benefit on deferred compensation and employee stock plans			8,548				8,548
Repurchase of common stock	(3,421)	(342)				(231,771)	(232,113)
Balance December 31, 2015	143,455	$14,345	$379,444	$2,922,620	$(37,946)	$(2,128,013)	$1,150,450
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(In thousands)	2015	2014	2013
OPERATING ACTIVITIES
Net income	$509,699	$449,711	$415,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,409	57,009	56,882
Provision for doubtful accounts	11,538	15,092	15,587
Stock-based compensation	57,661	47,861	9,094
Gain on divestiture	—	(1,848)	—
Deferred income taxes	(17,095)	(3,117)	25,226
Other	7,409	710	314
Other long-term liabilities	—	—	5
Changes in operating elements, net of effects of acquisitions:
Receivables	107,560	(137,102)	(87,316)
Prepaid expenses and other	(228)	6,294	(5,254)
Other non-current assets	741	380	—
Accounts payable and outstanding checks	(53,272)	40,251	47,488
Accrued compensation and profit-sharing contribution	18,580	40,236	(15,097)
Accrued income taxes	5,178	(4,370)	(105,857)
Other accrued liabilities	4,156	2,319	(9,199)
Net cash provided by operating activities	718,336	513,426	347,777

INVESTING ACTIVITIES
Purchases of property and equipment	(28,115)	(22,364)	(40,354)
Purchases and development of software	(16,527)	(7,138)	(7,852)
Acquisitions, net of cash acquired	(369,833)	—	19,126
Restricted cash	359,388	(359,388)	—
Other	641	(6)	221
Net cash used for investing activities	(54,446)	(388,896)	(28,859)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	15,557	11,942	15,166
Stock tendered for payment of withholding taxes	(11,368)	(12,604)	(50,144)
Payment of contingent purchase price	—	—	(927)
Repurchase of common stock	(229,863)	(164,041)	(757,305)
Cash dividends	(235,615)	(215,008)	(220,257)
Excess tax benefit on stock-based compensation	8,548	7,558	27,209
Proceeds from short-term borrowings	6,833,000	4,823,000	4,165,023
Payments on short-term borrowings	(6,988,000)	(4,593,000)	(4,043,669)
Debt issuance costs	—	(1,484)	—
Proceeds from long-term borrowings	—	—	500,000
Net cash used for financing activities	(607,741)	(143,637)	(364,904)
Effect of exchange rates on cash	(16,860)	(14,000)	(1,986)

Net change in cash and cash equivalents	39,289	(33,107)	(47,972)
Cash and cash equivalents, beginning of year	128,940	162,047	210,019
Cash and cash equivalents, end of year	$168,229	$128,940	$162,047

Cash paid for income taxes	$311,800	$271,979	$313,799
Cash paid for interest	$28,537	$27,066	$3,875
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION. C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of transportation services and logistics solutions through a network of offices operating in North America, Europe, Asia, and South America. The consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements. We had previously reported Payment Services revenues separately from Transportation revenues. The prior year amounts have been combined to conform with the current period presentation. This change in presentation had no effect on our prior year consolidated results of operations, financial condition, or cash flows.
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
REVENUE RECOGNITION. Total revenues consist of the total dollar value of goods and services purchased from us by customers. Our net revenues are our total revenues less purchased transportation and related services, including contracted motor carrier, rail, ocean, air, and other costs, and the purchase price and services related to the products we source. We act principally as the service provider for these transactions and recognize revenue as these services are rendered or goods are delivered. At that time, our obligations to the transactions are completed and collection of receivables is reasonably assured. Most transactions in our Transportation and Sourcing businesses are recorded at the gross amount we charge our customers for the service we provide and goods we sell. In these transactions, we are the primary obligor, we have credit risk, we have discretion to select the supplier, and we have latitude in pricing decisions. Additionally, in our Sourcing business, we take loss of inventory risk during shipment and have general inventory risk. Certain transactions in customs brokerage, managed services, freight forwarding, and sourcing are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.
ALLOWANCE FOR DOUBTFUL ACCOUNTS. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. We continuously monitor payments from our customers and maintain a provision for uncollectible accounts based upon our customer aging trends, historical loss experience, and any specific customer collection issues that we have identified.
FOREIGN CURRENCY. Most balance sheet accounts of foreign subsidiaries are translated or remeasured at the current exchange rate as of the end of the year. Statement of operations items are translated at average exchange rates during the year. The resulting translation adjustment is recorded net of tax as a separate component of comprehensive income in our statements of operations and comprehensive income.
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
These services are performed throughout our network of offices, as an integrated offering for which our customers are typically provided a single invoice. Our network of offices work together to complete transactions and collectively meet the needs of our customers. For large multi-location customers, we often coordinate our efforts in one location and rely on multiple locations to deliver specific geographic or modal needs. As an example, approximately 49 percent of our truckload transactions are shared transactions between offices. In addition, our methodology of providing services is very similar across all locations. The majority of our global network operates on a common technology platform that is used to match customer needs with supplier capabilities, to collaborate with other locations, and to utilize centralized support resources to complete all facets of the transaction. Accordingly, our chief operating decision maker analyzes our business as a single segment, relying on net revenues and operating income across our network of offices as the primary performance measures.

The following table presents our total revenues (based on location of the customer) and long-lived assets (including intangible and other assets) by geographic regions (in thousands):

	For the year ended December 31,
	2015	2014	2013
Total revenues
United States	$12,097,633	$11,800,140	$11,140,163
Other locations	1,378,451	1,669,927	1,611,913
Total revenues	$13,476,084	$13,470,067	$12,752,076

	December 31,
	2015	2014	2013
Long-lived assets
United States	$320,445	$257,587	$284,693
Other locations	24,878	26,254	24,567
Total long-lived assets	$345,323	$283,841	$309,260

CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist of bank deposits.
RESTRICTED CASH. On December 31, 2014, we funded $359.4 million of the purchase price for the acquisition of Freightquote into an escrow account pursuant to the purchase agreement, pending the effective date of closing of the acquisition, which occurred on January 1, 2015.
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
We recognized the following depreciation expense (in thousands):

2015	$32,412
2014	29,340
2013	27,757
A summary of our property and equipment as of December 31 is as follows (in thousands):

	2015	2014
Furniture, fixtures, and equipment	$200,215	$180,233
Buildings	110,056	79,981
Corporate aircraft	11,334	11,334
Leasehold improvements	28,178	25,545
Land	23,759	14,983
Construction in progress	5,597	1,612
Less accumulated depreciation	(188,265)	(161,217)
Net property and equipment	$190,874	$152,471

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill is the difference between the purchase price of a company and the fair market value of the acquired company’s net identifiable assets. Other intangible assets include definite-lived customer lists, contract carrier lists, and non-competition agreements and indefinite-lived trademarks. The definite-lived intangible assets are being amortized using the straight-line method over their estimated lives, ranging from 3 to 8 years. The indefinite-lived trademarks are not amortized. Goodwill is not amortized, but is tested for impairment using a fair value approach. Goodwill is tested for impairment annually or more frequently if events warrant. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. See Note 2.
OTHER ASSETS. Other assets include such items as purchased and internally developed software, and the investments related to our nonqualified deferred compensation plan. We amortize software using the straight-line method over 3 years. We recognized the following amortization expense of purchased and internally developed software (in thousands):

2015	$9,624
2014	8,921
2013	8,759

A summary of our purchased and internally developed software as of December 31 is as follows (in thousands):

	2015	2014
Purchased software	$23,569	$21,872
Internally developed software	40,796	27,429
Less accumulated amortization	(42,930)	(35,369)
Net software	$21,435	$13,932
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
STOCK-BASED COMPENSATION. We issue stock awards, including stock options, performance shares, and restricted stock units, to key employees and outside directors. In general, the awards vest over five years, either based on the company’s earnings growth or the passage of time. The fair value of each share-based payment award is established on the date of grant. For grants of performance shares and restricted stock units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 17 percent to 22 percent and are calculated using the Black-Scholes option pricing model. Changes in measured stock volatility and interest rates are the primary reason for changes in the discount.
For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends.

NOTE 2: GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

	2015	2014
Balance, beginning of year	$825,038	$829,073
Acquisitions	287,220	—
Translation	(3,921)	(4,035)
Balance, end of year	$1,108,337	$825,038
We complete an impairment test on goodwill annually. The fair value of the enterprise-wide reporting unit substantially exceeds the book value; therefore we have determined that there is no goodwill impairment as of December 31, 2015 or any previous periods presented.
A summary of our other intangible assets, with finite lives, which include primarily customer relationships and non-competition agreements, as of December 31 is as follows (in thousands):

	2015	2014
Gross	$171,172	$133,372
Accumulated amortization	(61,405)	(36,917)
Net	$109,767	$96,455

Other intangible assets, with indefinite lives, as of December 31 is as follows (in thousands):

	2015	2014
Trademarks	$10,475	$1,875

Amortization expense for other intangible assets was (in thousands):

2015	$24,373
2014	18,748
2013	20,128

Intangible assets at December 31, 2015, will be amortized over the next five years, and that expense is as follows (in thousands):

2016	$24,368
2017	24,309
2018	23,785
2019	23,785
2020	13,520
Thereafter	—
Total	$109,767

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
We had no Level 3 assets or liabilities as of December 31, 2015 or December 31, 2014.

NOTE 4: FINANCING ARRANGEMENTS
On October 29, 2012, we entered into a senior unsecured revolving credit facility for up to $500 million with a $500 million accordion feature (the “Credit Agreement”), with a syndicate of financial institutions led by U.S. Bank. The purpose of this facility was to partially fund the acquisition of Phoenix International Freight Services, Ltd. (“Phoenix”) and to allow us to continue to fund working capital, capital expenditures, dividends, and share repurchases. In December 2014, we amended the credit facility to increase the amount available from $500 million to $900 million and to extend the expiration date from October 2017 to December 2019.
As of December 31, 2015 and 2014, we had $450.0 million and $605.0 million in borrowings outstanding under the Credit Agreement, which is classified as a current liability on the consolidated balance sheets. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of December 31, 2015, the variable rate equaled LIBOR plus 1.13 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The weighted average interest rate incurred on borrowings during 2015 was approximately 1.3 percent and at December 31, 2015, was approximately 1.6 percent. The weighted average interest rate incurred on borrowings during 2014 was approximately 1.7 percent and at December 31, 2014, was approximately 1.3 percent.
The Credit Agreement contains various restrictions and covenants. Among other requirements, we may not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated Total Capitalization to be greater than 0.65 to 1.00. As a result of amending the Note Purchase Agreement in February, 2015, the ratio of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation and amortization), as of the end of each of our fiscal quarters, may not exceed 3.00 to 1.00. We were in compliance with the financial debt covenants as of December 31, 2015.
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

The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding the company and its subsidiaries and various covenants, including covenants that require us to maintain specified financial ratios. The Note Purchase Agreement includes the following financial covenants: we will not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated Total Capitalization to be greater than 0.65 to 1.00; we will not permit the interest coverage ratio, as of the end of each of our fiscal quarters and for the twelve-month period ending, of (i) Consolidated EBIT (earnings before income taxes) to (ii) Consolidated Interest Expense to be less than 2.00 to 1.00; we will not permit, as of the end of each of our fiscal quarters, Consolidated Priority Debt to exceed 15% of Consolidated Total Assets. The Note Purchase Agreement was amended in February 2015 to conform its financial covenants to be consistent with the amended revolving credit facility. As a result of amending the Note Purchase Agreement in February 2015, the ratio of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation and amortization), as of the end of each of our fiscal quarters, may not exceed 3.00 to 1.00. We were in compliance with all of the financial debt covenants as of December 31, 2015.
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
The Notes were issued by the company to such initial Purchasers in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended. The Notes will not be and have not been registered under the Securities Act and may not be offered or sold in the United States, absent registration or an applicable exemption from registration requirements.
The fair value of long-term debt approximated carrying value of $522.2 million at December 31, 2015, and $500.0 million at December 31, 2014. We estimate the fair value of our debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own credit risk. If our long-term debt was recorded at fair value, it would be classified as Level 2.

NOTE 5: INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2009.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2015	2014	2013
Unrecognized tax benefits, beginning of period	$18,274	$16,897	$16,788
Additions based on tax positions related to the current year	1,520	2,002	1,572
Additions for tax positions of prior years	—	839	1,105
Reductions for tax positions of prior years	(810)	(183)	(1,464)
Lapse in statute of limitations	(5,188)	(1,281)	(238)
Settlements	(525)	—	(866)
Unrecognized tax benefits, end of the period	$13,271	$18,274	$16,897
As of December 31, 2015, we had $19.6 million of unrecognized tax benefits and related interest and penalties, all of which would affect our effective tax rate if recognized. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease in the next 12 months.

Income tax expense considers amounts which may be needed to cover exposures for open tax years. We do not expect any material impact related to open tax years; however, actual settlements may differ from amounts accrued.
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. During the years ended December 31, 2015, 2014, and 2013, we recognized approximately $1.2 million, $1.5 million, and $1.2 million in interest and penalties. We had approximately $6.4 million and $5.7 million for the payment of interest and penalties accrued within noncurrent income taxes payable as of December 31, 2015 and 2014. These amounts are not included in the reconciliation above.
The components of the provision for income taxes consist of the following for the years ended December 31 (in thousands):

	2015	2014	2013
Tax provision:
Federal	$259,793	$224,468	$180,351
State	37,129	32,110	26,351
Foreign	33,255	20,259	25,529
	330,177	276,837	232,231
Deferred provision (benefit):
Federal	(14,559)	(5,302)	24,877
State	(2,074)	(755)	3,623
Foreign	(462)	2,940	(3,274)
	(17,095)	(3,117)	25,226
Total provision	$313,082	$273,720	$257,457

A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate for the years ended December 31 is as follows:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8	2.8	2.9
Other	0.3	—	0.3
	38.1%	37.8%	38.2%
Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):

	2015	2014
Deferred tax assets:
Compensation	$91,729	$78,516
Receivables	16,243	13,397
Other	9,242	8,103
Deferred tax liabilities:
Intangible assets	(133,375)	(115,761)
Prepaid assets	(13,418)	(10,808)
Long-lived assets	(18,666)	(19,018)
Undistributed earnings of foreign subsidiaries	—	(13,616)
Other	(427)	(28)
Net deferred tax (liabilities) assets	$(48,672)	$(59,215)
We had foreign net operating loss carryforwards with a tax effect of $8.0 million as of December 31, 2015 and $8.3 million as of December 31, 2014. A full valuation allowance has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefit in future periods.

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
STOCK AWARD PLANS. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	2015	2014	2013
Stock options	$14,607	$9,243	$5
Stock awards	40,785	36,510	6,808
Company expense on ESPP discount	2,269	2,108	2,281
Total stock-based compensation expense	$57,661	$47,861	$9,094
On May 9, 2013, our shareholders approved our 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 3,400,000 shares, plus the shares remaining available for future grants under the 1997 Plan as of May 9, 2013, can be granted under this plan. Approximately 715,064 shares were available for stock awards as of December 31, 2015. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash, generally become available again for issuance under the plan.
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
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of December 31, 2015, unrecognized compensation expense related to stock options was $55.1 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.

The following schedule summarizes stock option activity in the plans. All outstanding unvested options as of December 31, 2015, relate to the performance-based grants from 2011 through 2015.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Average Remaining Life (years)
Outstanding at December 31, 2014	4,704,620	$65.40	$44,644	8.1
Grants	1,493,388	63.80
Exercised	(40,337)	62.30
Terminated	(6,810)	66.99
Outstanding at December 31, 2015	6,150,861	$65.03	$—	8.1

Vested at December 31, 2015	1,991,263	$64.49	$—	7.3
Exercisable at December 31, 2015	1,991,263	$64.49	$—	7.3
Additional potential dilutive stock options totaling 125,797 for 2015 and 218,932 for 2013 have been excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).
Information on the intrinsic value of options exercised is as follows (in thousands):

2015	$400
2014	4
2013	7,640

The following table summarizes performance-based options by year of grant:

Year of grant	First vesting date	Last vesting date	Options granted, net of forfeitures	Weighted average grant date fair value	Unvested options
2011	December 31, 2012	December 31, 2016	894,254	$15.72	352,850
2012	December 31, 2013	December 31, 2017	1,143,939	13.15	725,564
2013	December 31, 2014	December 31, 2018	1,405,906	11.83	702,953
2014	December 31, 2015	December 31, 2019	1,278,231	14.17	958,674
			4,722,330	$13.52	2,740,041
We issued no performance-based options in 2015. We have awarded stock options to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed over the vesting period of the award. The following table summarizes these unvested stock option grants as of December 31, 2015:

Year of grant	First vesting date	Last vesting date	Options granted, net of forfeitures	Weighted average grant date fair value	Unvested options
2015	December 31, 2016	December 31, 2020	1,428,531	$12.66	1,428,531

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
The fair value per option was estimated using the Black-Scholes option pricing model with the following assumptions:

	2015 Grants	2014 Grants	2013 Grants
Risk-free interest rate	1.95-1.96%	1.93-1.96%	.18-1.94%
Dividend per share (quarterly amounts)	$0.38-0.43	$0.35-0.38	$0.35
Expected volatility factor	22.0-24.0%	22.0-25.0%	25.0-27.5%
Expected option term	6.29 years	6.3 years	.01-6.3 years
Weighted average fair value per option	$12.68	$14.23	$11.73
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
The following table summarizes our unvested performance shares and restricted stock unit grants as of December 31, 2015:

	Number of Performance Shares and Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	1,536,154	$54.67
Granted	407,019	52.08
Vested	(492,129)	55.27
Forfeitures	(179,004)	62.13
Unvested at December 31, 2015	1,272,040	$52.56
The following table summarizes performance shares and restricted stock units by year of grant:

Year of grant	First vesting date	Last vesting date	Performance shares and stock units granted, net of forfeitures	Weighted average grant date fair value (1)	Unvested performance shares and restricted stock units
2011	December 31, 2012	December 31, 2016	569,854	$53.72	222,243
2012	December 31, 2013	December 31, 2017	331,780	48.65	209,022
2013	December 31, 2014	December 31, 2018	395,016	46.45	197,510
2014	December 31, 2015	December 31, 2019	337,154	60.56	252,866
2015	December 31, 2016	December 31, 2020	390,400	51.88	390,400
			2,024,204	$52.56	1,272,041
________________________

(1)	Amount shown is the weighted average grant date fair value of performance shares and restricted stock units granted, net of forfeitures.

We have also awarded restricted shares and restricted stock units to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed over the vesting period of the award. The following table summarizes these unvested restricted share and restricted stock unit grants as of December 31, 2015:

	Number of Restricted Shares and Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	954,124	$52.12
Granted	482,222	51.93
Vested	(237,563)	48.87
Forfeitures	(71,261)	52.62
Unvested at December 31, 2015	1,127,522	$52.69
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
A summary of the fair value of full value awards vested (in thousands):

2015	$40,785
2014	36,510
2013	6,808
As of December 31, 2015, there was unrecognized compensation expense of $127.4 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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

	Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
2015	228,103	$13,045	$2,269
2014	231,564	11,943	2,108
2013	259,730	12,928	2,281
SHARE REPURCHASE PROGRAMS. During 2012, our Board of Directors authorized a stock repurchase program that allowed management to repurchase up to 10,000,000 shares. The activity under that program for each of the periods reported is as follows (dollar amounts in thousands):

	Shares repurchased	Total value of shares repurchased
2012 Program
2013 Purchases	10,000,000	$579,853

As of December 31, 2013, there were no shares remaining for repurchase under the 2012 authorization. During 2013, our Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. The activity under this authorization is as follows (dollar amounts in thousands):

	Shares repurchased	Total value of shares repurchased
2013 Program
2013 Purchases	930,075	$57,689
2014 Purchases	3,763,583	239,037
2015 Purchases	3,420,681	232,113
As of December 31, 2015, there were 6,885,661 shares remaining for repurchase under the 2013 authorization.

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

2015	$46,507
2014	30,112
2013	19,907
We have committed to a defined contribution match of four percent of eligible compensation in 2016.
NONQUALIFIED DEFERRED COMPENSATION PLAN. All restricted shares vested but not yet delivered, as well as a deferred share award granted to our CEO, are held within this plan.
LEASE COMMITMENTS. We lease certain facilities and equipment under operating leases. Information regarding our lease expense is as follows (in thousands):

2015	$56,210
2014	56,871
2013	54,753

Minimum future lease commitments under noncancelable lease agreements in excess of one year as of December 31, 2015, are as follows (in thousands):

2016	$43,888
2017	39,108
2018	31,349
2019	27,842
2020	22,437
Thereafter	108,845
Total	$273,469
In addition to minimum lease payments, we are typically responsible under our lease agreements to pay our pro rata share of maintenance expenses, common charges, and real estate taxes of the buildings in which we lease space.

LITIGATION. We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including 26 contingent auto liability cases as of December 31, 2015. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

NOTE 8: ACQUISITIONS
On January 1, 2015, we acquired all of the outstanding stock of Freightquote.com, Inc. (“Freightquote”) for the purpose of enhancing our less than truckload and truckload businesses and expanding our eCommerce capabilities. Total purchase consideration was, $398.6 million which was paid in cash. We used advances under the Credit Agreement to fund part of the cash consideration. The following is a summary of the allocation of purchase consideration to the estimated fair value of net assets for the acquisition of Freightquote (in thousands):

Cash and cash equivalents	$29,302
Receivables	56,228
Other current assets	2,395
Property and equipment	43,687
Identifiable intangible assets	37,800
Goodwill	287,220
Trademarks	8,600
Other noncurrent assets	3,421
Total assets	468,653

Accounts payable	(44,622)
Accrued expenses	(5,485)
Other liabilities	(19,939)
Net assets acquired	$398,607

Following are the details of the purchase price allocated to the intangible assets acquired (dollars in thousands):

	Estimated Life (years)
Customer relationships	5	$37,500
Noncompete agreements	5	300
Total identifiable intangible assets		$37,800

We also acquired a trademark valued at $8.6 million which has been determined to be indefinite-lived. The Freightquote goodwill is a result of acquiring and retaining the Freightquote existing workforce and expected synergies from integrating their business in C.H. Robinson. Purchase accounting is considered final. The goodwill will not be deductible for tax purposes.

On an unaudited pro forma basis, assuming the Freightquote acquisition had closed on January 1, 2014, the results of C.H. Robinson including Freightquote, would have resulted in the following (in thousands):

	Twelve Months Ended December 31, 2014
	C.H. Robinson	Freightquote	Combined
	As Reported	Operations	Pro Forma
Total revenues	$13,470,067	$623,245	$14,093,312
Income from operations	748,418	24,131	772,549
Freightquote pro forma financial information includes the following adjustments for the twelve months ended December 31, 2014 (in thousands):

Additional amortization expense on identifiable intangible assets	$(7,560)
Contractual changes in compensation	1,973
Additional compensation paid by sellers	2,627
Accounting policy changes	1,303
Third party advisory fees paid by sellers	5,355
Other	2,196
The pro forma consolidated information was prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information, and actual amounts may have differed from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of each period presented or of future results of the consolidated entity. The results of operations and financial condition of Freightquote have been included in our consolidated financial statements since the acquisition date of January 1, 2015.

NOTE 9: ACCELERATED SHARE REPURCHASE
On August 24, 2013, we entered into two letter agreements with unrelated third party financial institutions to repurchase an aggregate of $500.0 million of our outstanding common stock (the “ASR agreements”). The total aggregate number of shares repurchased pursuant to these agreements was determined based on the volume-weighted average price of our common stock during the purchase period, less a fixed discount of 0.94%. Under the ASR agreements, we paid $500.0 million to the financial institutions and received 6.1 million shares of common stock with a fair value of $350.0 million during the third quarter of 2013, which represented approximately 70 percent of the total shares expected to be repurchased under the agreements. One of the two financial institutions terminated their ASR agreement and delivered 1.2 million shares on December 13, 2013. We recorded this transaction as an increase in treasury stock of $425.0 million, and recorded the remaining $75.0 million as a decrease to additional paid in capital on our consolidated balance sheet as of December 31, 2013. In accordance with the terms of the other ASR agreement, we had the option to settle our delivery obligation, if any, in cash or shares and we may be required to settle in cash in very limited circumstances. We accounted for the variable component of shares to be delivered under the ASR agreements as a forward contract indexed to our common stock, which met all of the applicable criteria for equity classification, and therefore, was not accounted for as a derivative instrument, but instead was also accounted for as a component of equity. The remaining ASR agreement continued to meet those requirements for equity classification as of December 31, 2013. In February 2014, the remaining ASR agreement was terminated. Approximately 1.2 million shares were delivered as final settlement of the remaining agreement. We reclassified the $75.0 million recorded in additional paid in capital to treasury stock during the first quarter of 2014.
The delivery of 7.3 million shares of our common stock reduced our outstanding shares used to determine our weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the 12 months ended December 31, 2014 and December 31, 2013. These shares, along with the 1.2 million shares received in February 2014, reduced our outstanding shares used to determine our weighted average shares outstanding for the purposes of calculating basic and diluted earnings per share for the 12 months ended December 31, 2014. We evaluated the ASR agreement for the potential dilutive effects of any shares remaining to be received upon settlement and determined that the additional shares would be anti-dilutive, and therefore were not included in our EPS calculation for the twelve months ended December 31, 2013.

NOTE 10: CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in the Stockholders’ investment on our consolidated balance sheets. The recorded balance at December 31, 2015 and December 31, 2014, was $37.9 million and $28.6 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency translation adjustment net of tax at December 31, 2015 and 2014.

NOTE 11: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a final standard on revenue recognition from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for annual reporting periods after December 15, 2017, and permits the use of either a retrospective or a cumulative effect transition method. We are evaluating the effect of the new standard on our consolidated financial statements and related disclosures, and have not yet selected a transition method or determined the impact of this standard on our consolidated financial statements.
In November 2015, FASB issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the effect of the new standard on our consolidated financial statements and related disclosures, and have not yet selected a transition method or determined the impact of this standard on our consolidated financial statements.

NOTE 12: SUPPLEMENTARY DATA (UNAUDITED)
Our unaudited results of operations for each of the quarters in the years ended December 31, 2015 and 2014, are summarized below (in thousands, except per share data).

2015	March 31	June 30	September 30	December 31
Revenues:
Transportation (1)	$2,947,257	$3,130,722	$3,044,500	$2,867,301
Sourcing	353,633	414,366	374,753	343,552
Total revenues	3,300,890	3,545,088	3,419,253	3,210,853
Costs and expenses:
Purchased transportation and related services (1)	2,452,112	2,582,374	2,484,409	2,323,376
Purchased products sourced for resale	323,668	378,696	346,269	316,700
Personnel expenses	255,144	263,999	264,077	268,190
Other selling, general, and administrative expenses	88,041	90,924	91,787	88,008
Total costs and expenses	3,118,965	3,315,993	3,186,542	2,996,274
Income from operations	181,925	229,095	232,711	214,579
Net income	$106,476	$137,208	$139,432	$126,583
Basic net income per share	$0.73	$0.94	$0.96	$0.88
Diluted net income per share	$0.73	$0.94	$0.96	$0.88
Basic weighted average shares outstanding	146,204	145,515	144,578	143,484
Dilutive effect of outstanding stock awards	179	164	204	660
Diluted weighted average shares outstanding	146,383	145,679	144,782	144,144
Market price range of common stock:
High	$76.18	$73.09	$71.50	$73.34
Low	$67.11	$61.46	$61.64	$59.71

2014	March 31	June 30	September 30	December 31
Revenues:
Transportation (1)	$2,806,777	$3,042,102	$3,073,382	$3,014,251
Sourcing	335,808	460,816	393,980	342,951
Total revenues	3,142,585	3,502,918	3,467,362	3,357,202
Costs and expenses:
Purchased transportation and related services (1)	2,376,388	2,555,959	2,575,619	2,536,440
Purchased products sourced for resale	308,962	425,922	364,179	318,946
Personnel expenses	220,297	238,986	244,621	235,117
Other selling, general, and administrative expenses	79,967	81,669	79,606	78,971
Total costs and expenses	2,985,614	3,302,536	3,264,025	3,169,474
Income from operations	156,971	200,382	203,337	187,728
Net income	$93,187	$118,596	$124,981	$112,947
Basic net income per share	$0.63	$0.80	$0.85	$0.77
Diluted net income per share	$0.63	$0.80	$0.85	$0.77
Basic weighted average shares outstanding	148,517	147,826	146,646	145,856
Dilutive effect of outstanding stock awards	491	148	210	794
Diluted weighted average shares outstanding	149,008	147,974	146,856	146,650
Market price range of common stock:
High	$60.31	$64.09	$69.50	$77.49
Low	$50.21	$51.10	$63.09	$63.42
(1) We previously reported revenues and costs from the fees we earn from our cash advance option offered to our contract carriers separately from Transportation revenues. Starting in the first quarter of 2015, on a retrospective basis, we report these payment services revenues and costs as a part of Transportation total revenues and costs.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.
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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Equity Compensation Plans
The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	9,809,847	$65.03	715,064
Equity compensation plans not approved by security holders	—	—	—
Total	9,809,847	$65.03	715,064
________________________________
(1) Includes stock available for issuance under our Employee Stock Purchase Plan, as well as options, restricted stock granted, and shares that may become subject to future awards under our 2013 Equity Incentive Plan. Specifically, 3,658,986 shares remain available under our Employee Stock Purchase Plan, and 6,150,861 options remain outstanding for future exercise. Under our 2013 Equity Incentive Plan, 715,064 shares may become subject to future awards in the form of stock option grants or the issuance of restricted stock.
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
(1) The company’s 2015 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.
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
(b) Index to Exhibits-See Exhibit Index for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document. We will furnish a copy of any Exhibit at no cost to a security holder upon request.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
The transactions in the allowance for doubtful accounts for the years ended December 31 were as follows (in thousands):

	2015	2014	2013
Balance, beginning of year	$41,051	$39,292	$34,560
Provision	11,538	15,092	15,587
Write-offs	(9,134)	(13,333)	(10,855)
Balance, end of year	$43,455	$41,051	$39,292

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on February 29, 2016.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Chief Legal Officer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2016.

Signature	Title

/s/ JOHN P. WIEHOFF	Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer)
John P. Wiehoff

/s/ ANDREW C. CLARKE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Andrew C. Clarke

*	Director
Scott P. Anderson

*	Director
Robert Ezrilov

*	Director
Wayne M. Fortun

*	Director
Mary J. Steele Guilfoile

*	Director
Jodee Kozlak

*	Director
ReBecca Koenig Roloff

*	Director
Brian P. Short

*	Director
James B. Stake

*By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Attorney-in-Fact

INDEX TO EXHIBITS

Number	Description
2.1
Asset Purchase Agreement by and among C.H. Robinson Worldwide, Inc., T-Chek Systems, Inc., and Electronic Funds Source LLC, dated as of October 16, 2012 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on October 17, 2012)

2.2
Purchase Agreement dated as of September 24, 2012, among Phoenix International Freight Services, Ltd., the Selling Shareholders thereto, James William McInerney and Emil Sanchez, solely in their respective capacities as Selling Shareholder Representatives, and C.H. Robinson Worldwide, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 1, 2012)

2.3
Agreement and Plan of Merger dated December 1, 2014 among C.H. Robinson Company Inc., Jayhawk Merger Subsidiary, Inc., Freightquote.com, Inc., and the Stockholders’ Representative named therein (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 2, 2014)

3.1	Certificate of Incorporation of the Company (as amended on May 19, 2012 and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed May 15, 2012)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on August 15, 1997, Registration No. 333-33731)

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on October 9, 1997, Registration No. 333-33731)

4.1
Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on October 9, 1997, Registration No. 333-33731, file no. 000-23189)

4.2
Amended and Restated Rights Agreement between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated September 10, 2007, file no. 000-23189)

†10.1	1997 Omnibus Stock Plan (as amended May 18, 2006) (Incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A, filed on April 6, 2006, file no. 000-23189)

†10.2	C.H. Robinson Worldwide, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2013)

10.3
Credit Agreement dated as of October 29, 2012, among C.H. Robinson Worldwide, Inc., the lenders party thereto, and U.S. Bank National Association, as Administrative Agent for the Lenders, as Swing Line Lender and as LC Issuer (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 1, 2012)

10.4
Omnibus Amendment dated December 31, 2014 among C.H. Robinson Worldwide, Inc., the guarantors and lenders party thereto and U.S. Bank National Association, as LC Issuer, Swing Line Lender and Administrative Agent for the lenders, to that certain Credit Agreement dated, as of October 29, 2012, by and among the C.H. Robinson Company, Inc., the lenders, and U.S. Bank National Association, as LC Issuer Swing Line Lender and Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.5
Letter Agreement dated as of August 24, 2013, by and between C.H. Robinson Worldwide, Inc. and J.P. Morgan Securities LLC, as agent for JP Morgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.6
Letter Agreement dated as of August 24, 2013, by and between C.H. Robinson Worldwide, Inc. and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.7
Note Purchase Agreement dated as of August 23, 2013, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.8
First Amendment to Note Purchase Agreement dated February 20, 2015, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.8 tp the Registrant Annual Report on Form 10-K for the year ended December 31, 2014)

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

†10.11	C.H. Robinson Worldwide, Inc. 2010 Non-Equity Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A, filed on March 26, 2010, file no. 000-23189)

†10.12	Robinson Companies Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2012)

†10.13
Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C.H. Robinson Worldwide, Inc. and John P. Wiehoff (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, file no. 000-23189)

Number	Description
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

†10.16	2012 Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, file no. 000-23189)

†10.17	2012 Form of Restricted Stock Award for U.S. Managerial Employees (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)

†10.18	2012 Form of Restricted Stock Award for Officers (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)

†10.19	2012 Form of Time-Based Restricted Stock Unit Award (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)

†10.20	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.21	Form of Performance Share Award for Officers (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.22	Form of Performance Share Award for U.S. Managerial Employees (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.23	Form of Time-Based Restricted Stock Unit Award (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

*†10.24	Form of Incentive Stock Option (Time-Based U.S.) Agreement

†10.25	Key Employee Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)

†10.26	Employee Confidentiality and Protection of Business Agreement (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*24	Powers of Attorney

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016, formatted in XBRL: (i) Consolidated Statement of Operations for the years ended December 31, 2015, 2014, and 2013, (ii) Consolidated Balance Sheets as of December 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Investment for the years ended 2015, 2014, and 2013, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report