Form 10-Q
period 2016-03-31
C H ROBINSON WORLDWIDE INC
filed 2016-05-10
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2016, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 142,766,636.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$179,406	$168,229
Receivables, net of allowance for doubtful accounts of $41,980 and $43,455	1,463,240	1,505,620
Deferred tax asset	15,631	16,788
Prepaid expenses and other	47,439	40,061
Total current assets	1,705,716	1,730,698

Property and equipment, net	195,920	190,874
Goodwill	1,109,392	1,108,337
Other intangible assets, net	114,182	120,242
Other assets	37,035	34,207
Total assets	$3,162,245	$3,184,358

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$690,692	$697,585
Outstanding checks	70,393	86,298
Accrued expenses:
Compensation and profit-sharing contribution	61,246	146,666
Income taxes	32,589	12,573
Other accrued liabilities	47,135	55,475
Current portion of debt	470,000	450,000
Total current liabilities	1,372,055	1,448,597

Long-term debt	500,000	500,000
Noncurrent income taxes payable	18,523	19,634
Deferred tax liabilities	79,653	65,460
Other long term liabilities	208	217
Total liabilities	1,970,439	2,033,908
Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 178,783 and 178,784 shares issued, 143,031 and 143,455 outstanding	14,303	14,345
Additional paid-in capital	393,654	379,444
Retained earnings	2,977,710	2,922,620
Accumulated other comprehensive loss	(34,396)	(37,946)
Treasury stock at cost (35,752 and 35,329 shares)	(2,159,465)	(2,128,013)
Total stockholders’ investment	1,191,806	1,150,450
Total liabilities and stockholders’ investment	$3,162,245	$3,184,358
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2016	2015
Revenues:
Transportation	$2,713,688	$2,947,257
Sourcing	360,255	353,633
Total revenues	3,073,943	3,300,890
Costs and expenses:
Purchased transportation and related services	2,179,622	2,452,112
Purchased products sourced for resale	330,986	323,668
Personnel expenses	277,497	255,144
Other selling, general, and administrative expenses	86,886	88,041
Total costs and expenses	2,874,991	3,118,965
Income from operations	198,952	181,925
Interest and other expense	(8,772)	(9,605)
Income before provision for income taxes	190,180	172,320
Provision for income taxes	71,217	65,844
Net income	118,963	106,476

Other comprehensive gain (loss)	3,550	(13,198)
Comprehensive income	$122,513	$93,278

Basic net income per share	$0.83	$0.73
Diluted net income per share	$0.83	$0.73

Basic weighted average shares outstanding	143,525	146,204
Dilutive effect of outstanding stock awards	133	179
Diluted weighted average shares outstanding	143,658	146,383
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(In thousands)	2016	2015
OPERATING ACTIVITIES
Net income	$118,963	$106,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,875	16,243
Provision for doubtful accounts	85	3,991
Stock-based compensation	15,179	15,336
Deferred income taxes	15,350	426
Loss on sale/disposal of assets	180	429
Changes in operating elements (net of acquisitions):
Receivables	42,295	(27,599)
Prepaid expenses and other	(7,378)	(12,639)
Other non-current assets	—	1,435
Accounts payable and outstanding checks	(22,783)	21,105
Accrued compensation and profit-sharing contribution	(84,431)	(64,709)
Accrued income taxes	18,905	48,390
Other accrued liabilities	(9,090)	(8,489)
Net cash provided by operating activities	104,150	100,395

INVESTING ACTIVITIES
Purchases of property and equipment	(13,121)	(3,895)
Purchases and development of software	(4,704)	(2,771)
Acquisitions, net of cash acquired	—	(369,143)
Restricted cash	—	359,388
Other	(770)	462
Net cash used for investing activities	(18,595)	(15,959)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	6,990	6,914
Stock tendered for payment of withholding taxes	(32,270)	(9,324)
Repurchase of common stock	(21,249)	(37,930)
Cash dividends	(63,888)	(57,335)
Excess tax benefit on stock-based compensation	13,827	4,842
Proceeds from short-term borrowings	1,480,000	2,025,000
Payments on short-term borrowings	(1,460,000)	(2,000,000)
Net cash used for financing activities	(76,590)	(67,833)

Effect of exchange rates on cash	2,212	(9,760)
Net increase in cash and cash equivalents	11,177	6,843
Cash and cash equivalents, beginning of period	168,229	128,940
Cash and cash equivalents, end of period	$179,406	$135,783
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
Consistent with SEC rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read the condensed consolidated financial statements and related notes in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2015.
Recently Issued Accounting Standards - In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 using a modified retrospective approach. Early adoption is permitted. We have not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB's simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, and accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification, and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of 2017. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method. Early adoption is permitted. We have not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

Balance, December 31, 2015	$1,108,337
Foreign currency translation	1,055
Balance, March 31, 2016	$1,109,392
A summary of our other intangible assets, with finite lives, which include primarily customer relationships and non-competition agreements, is as follows (in thousands):

	March 31, 2016	December 31, 2015
Gross	$171,172	$171,172
Accumulated amortization	(67,465)	(61,405)
Net	$103,707	$109,767

Other intangible assets, with indefinite lives, are as follows (in thousands):

	March 31, 2016	December 31, 2015
Trademarks	$10,475	$10,475

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Amortization expense	$6,093	$6,096

Intangible assets at March 31, 2016, will be amortized over the next five years, and that expense is as follows:

Remainder of 2016	$18,293
2017	24,324
2018	23,785
2019	23,785
2020	13,520
Thereafter	—
Total	$103,707

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
We had no Level 3 liabilities as of and during the periods ended March 31, 2016, and December 31, 2015.

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
As of March 31, 2016, and December 31, 2015, we had $470 million and $450 million, respectively, in borrowings outstanding under the Credit Agreement, which is classified as a current liability on the condensed consolidated balance sheets. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of March 31, 2016, the variable rate equaled LIBOR plus 1.00 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The weighted average interest rate incurred on borrowings during the quarter ended March 31, 2016, was approximately 1.5 percent and at March 31, 2016, was approximately 1.4 percent. The weighted average interest rate incurred on borrowings during the quarter ended March 31, 2015, was approximately 1.3 percent and at March 31, 2015, was approximately 1.3 percent.
The Credit Agreement contains various restrictions and covenants. Among other requirements, we may not permit our leverage ratio, determined as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation, and amortization), to exceed 3.00 to 1.00. We were in compliance with all of the financial debt covenants as of March 31, 2016.
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
The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding the company and its subsidiaries and various covenants, including covenants that require us to maintain specified financial ratios. The Note Purchase Agreement includes the following financial covenants: we will not permit our leverage ratio, determined as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation, and amortization), to exceed 3.00 to 1.00; we will not permit the interest coverage ratio, as of the end of each of our fiscal quarters and for the twelve-month period then ending, of (i) Consolidated EBIT (earnings before income taxes) to (ii) Consolidated Interest Expense to be less than 2.00 to 1.00; and we will not permit, as of the end of each of our fiscal quarters, Consolidated Priority Debt to exceed 15 percent of Consolidated Total Assets. We were in compliance with all of the financial debt covenants as of March 31, 2016.
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
The fair value of long-term debt approximated $548.3 million at March 31, 2016. We estimate the fair value of our debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own risk. If our long-term debt was recorded at fair value, it would be classified as Level 2.

NOTE 5. INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2009. During the first quarter of 2016, we asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international businesses. The assertion decreased deferred income taxes related to undistributed foreign earnings by $1.2 million and reduced the effective tax rate compared to the first quarter of 2015.
Our effective tax rate for the three months ended March 31, 2016 and 2015 was 37.4 percent and 38.2 percent, respectively. The effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit.

NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	$3,337	$3,764
Stock awards	10,840	10,679
Company expense on ESPP discount	1,002	893
Total stock-based compensation expense	$15,179	$15,336
On May 9, 2013, our shareholders approved our 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 3,400,000 shares plus the shares remaining available for future grants under the 1997 Plan as of May 9, 2013, can be granted under this plan. Approximately 728,188 shares were available for stock awards as of March 31, 2016. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the plan.
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
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of March 31, 2016, unrecognized compensation expense related to stock options was $50.8 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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
As of March 31, 2016, there was unrecognized compensation expense of $116.2 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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

Three Months Ended March 31, 2016
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
89,978	$5,677	$1,002

NOTE 7. LITIGATION
We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including 28 contingent auto liability cases. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our condensed consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are often unable to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

NOTE 8. ACQUISITIONS
On January 1, 2015, we completed the acquisition of Freightquote.com, Inc. ("Freightquote") for the purpose of enhancing our less than truckload and truckload businesses and expanding our eCommerce capabilities. Total purchase consideration was $398.6 million, which was paid in cash. We used advances under the Credit Agreement to fund part of the cash consideration. The following is a summary of the allocation of purchase consideration to the estimated fair value of net assets for the acquisition of Freightquote (in thousands):

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

NOTE 9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' investment on our condensed consolidated balance sheets. The recorded balance, net of taxes, at March 31, 2016, and December 31, 2015, was $34.4 million and $37.9 million , respectively. Accumulated other comprehensive loss is comprised solely of foreign currency translation adjustment at March 31, 2016, and December 31, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes.

FORWARD-LOOKING INFORMATION
Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions or dispositions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in economic conditions; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers, or for other reasons; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel price increases or decreases, or fuel shortages; cyber-security related risks; the impact of war on the economy; changes to our capital structure; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016.
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
In addition to transportation and logistics services, we also buy and sell fresh produce under the brand name Robinson Fresh. Our Sourcing business is the buying, selling, and marketing of fresh produce. We purchase fresh produce through our network of produce suppliers and sell it to retail grocers, restaurant chains, produce wholesalers, and foodservice providers. In some cases, we also arrange the transportation of the produce we sell through our relationships with specialized transportation companies. Those revenues are reported as Transportation revenues.
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
Our network offices work together to complete transactions and collectively meet the needs of our customers. For large multi-location customers, we often coordinate our efforts in Global Account Centers or in one office and rely on multiple locations to deliver specific geographic or modal needs. As an example, during 2015, approximately 49 percent of our truckload shipments were shared transactions between offices. The majority of our global network operates on a common technology platform that is used to match customer needs with supplier capabilities, to collaborate with other offices, and to utilize centralized support resources to complete all facets of the transaction.
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
Our customers. In 2015, we worked with more than 110,000 active customers. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very diverse and unconcentrated. Our top 100 customers represented approximately 29 percent of our total revenues and approximately 29 percent of our net revenues in 2015. Our largest customer was approximately two percent of our total revenues in 2015.
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

RESULTS OF OPERATIONS
The following table summarizes our total revenues by service line (in thousands):

	Three Months Ended March 31,
	2016	2015	% change
Transportation	$2,713,688	$2,947,257	(7.9)%
Sourcing	360,255	353,633	1.9%
Total	$3,073,943	$3,300,890	(6.9)%

The following table illustrates our net revenue margins by services and products:

	Three Months Ended March 31,
	2016	2015
Transportation	19.7%	16.8%
Sourcing	8.1%	8.5%
Total	18.3%	15.9%

The following table summarizes our net revenues by service line (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	% change
Transportation
Truckload	$321,684	$298,380	7.8%
LTL(1)	91,293	85,370	6.9%
Intermodal	9,264	10,512	(11.9)%
Ocean	58,669	50,190	16.9%
Air	18,409	20,639	(10.8)%
Customs	10,724	10,263	4.5%
Other Logistics Services	24,023	19,791	21.4%
Total Transportation	534,066	495,145	7.9%
Sourcing	29,269	29,965	(2.3)%
Total	$563,335	$525,110	7.3%
(1) Less than truckload ("LTL")

The following table represents certain statements of operations data, shown as percentages of our net revenues:

	Three Months Ended March 31,
	2016	2015
Net revenues	100.0%	100.0%
Operating expenses:
Personnel expenses	49.3%	48.6%
Other selling, general, and administrative expenses	15.4%	16.8%
Total operating expenses	64.7%	65.4%
Income from operations	35.3%	34.6%
Interest and other expense	(1.6)%	(1.8)%
Income before provision for income taxes	33.8%	32.8%
Provision for income taxes	12.6%	12.5%
Net income	21.1%	20.3%

Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015
Total revenues and direct costs. Our consolidated total revenues decreased 6.9 percent in the first quarter of 2016 compared to the first quarter of 2015. Total Transportation revenues decreased 7.9 percent to $2.7 billion in the first quarter of 2016 from $2.9 billion in the first quarter of 2015. The decrease was driven by lower rates charged to our customers, primarily due to the lower cost of fuel, partially offset by increased volumes in most of our transportation modes. Total purchased transportation and related services decreased 11.1 percent in the first quarter of 2016 to $2.2 billion from $2.5 billion in the first quarter of 2015. The decrease was due to decreased cost of capacity, primarily related to the lower cost of fuel, partially offset by higher volumes in most of our transportation modes. Our Sourcing revenue increased 1.9 percent to $360.3 million in the first quarter of 2016 from $353.6 million in the first quarter of 2015. Purchased products sourced for resale increased 2.3 percent in the first quarter of 2016 to $331.0 million from $323.7 million in the first quarter of 2015. These increases were primarily due to higher commodity costs and an increase in case volumes.
Net revenues. Total Transportation net revenues increased 7.9 percent to $534.1 million in the first quarter of 2016 from $495.1 million in the first quarter of 2015. Our Transportation net revenue margin increased to 19.7 percent in the first quarter of 2016 from 16.8 percent in the first quarter of 2015 primarily due to lower transportation costs, including fuel.
Our truckload net revenues increased 7.8 percent to $321.7 million in the first quarter of 2016 from $298.4 million in the first quarter of 2015. Approximately 96 percent of our total truckload net revenues are derived from North American operations. Our North American truckload volumes increased four percent in the first quarter of 2016 compared to the first quarter of 2015. Truckload net revenue margin increased in the first quarter of 2016 compared to the first quarter of 2015, due primarily to lower transportation costs, including fuel. In North America, excluding the estimated impacts of the reduction in fuel costs, our average truckload rate per mile charged to our customers decreased approximately five percent in the first quarter of 2016 compared to the first quarter of 2015. In North America, our truckload transportation costs decreased approximately seven percent, excluding the estimated reduction in fuel costs. In the North American truckload market, capacity was readily available and demand was modest in the first quarter of 2016. Due to these conditions, we experienced higher growth in contractual freight volume in our truckload business and a decline in transactional freight volumes during the first quarter of 2016.
Our LTL net revenues increased 6.9 percent to $91.3 million in the first quarter of 2016 from $85.4 million in the first quarter of 2015. LTL volumes increased approximately ten percent in the first quarter of 2016 compared to the first quarter of 2015. Net revenue margin increased in the first quarter of 2016 compared to the first quarter of 2015.
Our intermodal net revenues decreased 11.9 percent to $9.3 million in the first quarter of 2016 from $10.5 million in the first quarter of 2015. Intermodal opportunities were negatively impacted by the lower cost truck market during the first quarter of 2016.
Our ocean transportation net revenues increased 16.9 percent to $58.7 million in the first quarter of 2016 from $50.2 million in the first quarter of 2015. The increase in net revenues was primarily due to increased net revenue margin and volume growth with new customers.

Our air transportation net revenues decreased 10.8 percent to $18.4 million in the first quarter of 2016 from $20.6 million in the first quarter of 2015. The decrease was primarily due to lower prices, partially offset by margin expansion and volume increases.
Our customs net revenues increased 4.5 percent to $10.7 million in the first quarter of 2016 from $10.3 million in 2015. The increase was primarily due to increased transaction volumes.
Other logistics services net revenues, which include managed services, warehousing, and small parcel, increased 21.4 percent to $24.0 million in the first quarter of 2016 from $19.8 million in the first quarter of 2015 primarily from volume growth in managed services.
Sourcing net revenues decreased 2.3 percent to $29.3 million in the first quarter of 2016 from $30.0 million in the first quarter of 2015. This decrease was primarily due to an increase in product costs caused by adverse weather effects, partially offset by an increase in case volumes. Our net revenue margin for the first quarter of 2016 decreased to 8.1 percent from 8.5 percent in the first quarter of 2015.
Operating expenses. Operating expenses increased 6.2 percent to $364.4 million in the first quarter of 2016 from $343.2 million in the first quarter of 2015. Operating expenses as a percentage of net revenues decreased slightly to 64.7 percent in the first quarter of 2016 from 65.4 percent in the first quarter of 2015.
For the first quarter, personnel expenses increased 8.8 percent to $277.5 million in 2016 from $255.1 million in 2015. This was primarily due to an average headcount increase of 5.5 percent in the first quarter of 2016 compared to the first quarter of 2015. Additionally, we recognized additional payroll tax expense in the first quarter of 2016 related to the delivery of previously vested restricted equity awards.
For the first quarter of 2016, other selling, general, and administrative expenses decreased 1.3 percent to $86.9 million in 2016 from $88.0 million in the first quarter of 2015. This decrease was primarily due to a decrease in the provision for doubtful accounts, partially offset by an increase in travel expenses.
Income from operations. Income from operations increased 9.4 percent to $199.0 million in the first quarter of 2016 from $181.9 million in the first quarter of 2015. Income from operations as a percentage of net revenues increased to 35.3 percent in the first quarter of 2016 from 34.6 percent in the first quarter of 2015.
Interest and other expense. Interest and other expense was $8.8 million in the first quarter of 2016 compared to $9.6 million in the first quarter of 2015. Interest expense on outstanding debt was $7.0 million in the first quarter of 2016 compared to $7.2 million in the first quarter of 2015. The change was due primarily to a decrease in our average outstanding balances on our debt during the quarter ended March 31, 2016, compared to the same period ended March 31, 2015.
Provision for income taxes. Our effective income tax rate was 37.4 percent for the first quarter of 2016 and 38.2 percent for the first quarter of 2015. During the first quarter of 2016, we asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international businesses. The assertion decreased deferred income taxes related to undistributed foreign earnings by $1.2 million and reduced the effective tax rate compared to the first quarter of 2015. Additionally, the effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
Net income. Net income increased 11.7 percent to $119.0 million in the first quarter of 2016 from $106.5 million in the first quarter of 2015. Basic and diluted net income per share increased 13.7 percent to $0.83 from $0.73.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In 2012, we entered into a senior unsecured revolving credit facility to partially fund the acquisition of Phoenix. In December 2014, we amended the revolving credit facility to increase the amount available from $500 million to $900 million and to extend the expiration date from October 2017 to December 2019, primarily to fund the acquisition of Freightquote. In 2013, we entered into a Note Purchase Agreement to fund the repurchase of $500 million worth of our common stock. The Note Purchase Agreement was amended in February 2015 to conform its financial covenants to be consistent with the amended revolving credit facility. We also expect to use the revolving credit facility and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases. Cash and cash equivalents totaled $179.4 million as of March 31, 2016, and $168.2 million as of December 31, 2015. Cash and cash equivalents held outside the United States totaled $126.7 million as of March 31, 2016, and $114.3 million as of December 31, 2015. Working capital at March 31, 2016, was $333.7 million and at December 31, 2015, was $282.1 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $104.2 million and $100.4 million of cash flow from operations during the three months ended March 31, 2016 and March 31, 2015, an increase of $3.8 million compared to the three months ended March 31, 2015. The decrease in fuel prices in the first three months of 2016 compared to the first three months of 2015 resulted in slower growth in working capital and allowed us to generate higher operating cash flow.
Cash used for investing activities. We used $18.6 million and $16.0 million of cash during the three months ended March 31, 2016 and March 31, 2015 for investing activities.
We used $17.8 million and $6.7 million for capital expenditures during the three months ended March 31, 2016 and March 31, 2015. This increase was primarily due to the purchase and development of software and the continued construction of a second data center. Information technology investments are intended to improve efficiencies and help grow the business.
We used $369.1 million, net of cash acquired, for the acquisition of Freightquote in January 2015. On January 1, 2015, the restrictions on $359.4 million of restricted cash held in escrow were lifted and the funds were disbursed out of the escrow accounts, pursuant to the terms of the purchase agreement entered into in connection with the acquisition.
Cash used for financing activities. We used $76.6 million and $67.8 million of cash flow for financing activities during the three months ended March 31, 2016 and March 31, 2015.
During the three months ended March 31, 2016 and March 31, 2015, we had net short-term borrowings of $20.0 million and $25.0 million. The outstanding balance on the revolving credit facility was $470.0 million as of March 31, 2016. We were in compliance with all of the credit facility's financial debt covenants as of March 31, 2016.
We used $63.9 million and $57.3 million to pay cash dividends during the three months ended March 31, 2016 and March 31, 2015. The increase was primarily due to a dividend rate increase in 2016 compared to 2015, partially offset by a decrease in weighted average shares outstanding during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.
We used $21.2 million and $37.9 million on share repurchases during the three months ended March 31, 2016 and March 31, 2015. The change was due primarily to a decrease of shares repurchased during the three months ended March 31, 2016, compared to the same period of 2015. In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of March 31, 2016, there were 6,583,639 shares remaining for future repurchases under the repurchase authorization. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
We used $32.3 million and $9.3 million to acquire shares from employees through their withholding taxes resulting from the delivery of restricted equity during the three months ended March 31, 2016 and March 31, 2015.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our condensed consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of our critical accounting policies and estimates.
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
Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $42.0 million as of March 31, 2016, decreased compared to the allowance of $43.5 million as of December 31, 2015. The decrease was primarily the result of the decrease in our total receivable portfolio and a slight improvement in our aging. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
Goodwill. We manage and report our operations as one operating segment. Our branches represent a series of components that are aggregated for the purpose of evaluating goodwill for impairment on an enterprise-wide basis. The fair value of the enterprise-wide reporting unit substantially exceeds the book value; therefore, we have determined that there is no indication of goodwill impairment as of March 31, 2016.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $179.4 million of cash and cash equivalents on March 31, 2016. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $900 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or "prime" plus the applicable add-on percentage as defined. At March 31, 2016, there was $470.0 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $175,000,000 of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023, (ii) $150,000,000 of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (iii) $175,000,000 of the company’s 4.60 percent Senior Notes, Series C, due August 27, 2033. At March 31, 2016, there was $500.0 million outstanding on the notes.
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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the company during the quarter ended March 31, 2016, of shares of the company's common stock.

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2016-January 31, 2016	477,924	$64.64	—	6,885,661
February 1, 2016-February 29, 2016	15,484	68.93	—	6,885,661
March 1, 2016-March 31, 2016	306,447	72.80	302,022	6,583,639
First quarter 2016	799,855	$67.85	302,022	6,583,639

(a) The total number of shares purchased includes: (i) 302,022 shares of common stock purchased under the authorization described below; and (ii) 497,833 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(b) In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of March 31, 2016, there were 6,583,639 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits filed with this report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended March 31, 2016, formatted in XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2016.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By:	/s/ Andrew C. Clarke
Andrew C. Clarke
Chief Financial Officer (principal accounting officer)