Form 10-Q
period 2016-06-30
C H ROBINSON WORLDWIDE INC
filed 2016-08-08
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2016, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 142,707,477.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$207,083	$168,229
Receivables, net of allowance for doubtful accounts of $40,693 and $43,455	1,602,631	1,505,620
Deferred tax asset	10,261	16,788
Prepaid expenses and other	59,127	40,061
Total current assets	1,879,102	1,730,698

Property and equipment, net	211,905	190,874
Goodwill	1,108,761	1,108,337
Other intangible assets, net	108,072	120,242
Other assets	41,230	34,207
Total assets	$3,349,070	$3,184,358

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$757,792	$697,585
Outstanding checks	78,929	86,298
Accrued expenses:
Compensation and profit-sharing contribution	84,648	146,666
Income taxes	42,094	12,573
Other accrued liabilities	62,994	55,475
Current portion of debt	465,000	450,000
Total current liabilities	1,491,457	1,448,597

Long-term debt	500,000	500,000
Noncurrent income taxes payable	18,615	19,634
Deferred tax liabilities	75,937	65,460
Other long-term liabilities	221	217
Total liabilities	2,086,230	2,033,908
Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 178,783 and 178,784 shares issued, 142,833 and 143,455 outstanding	14,283	14,345
Additional paid-in capital	404,784	379,444
Retained earnings	3,057,158	2,922,620
Accumulated other comprehensive loss	(37,973)	(37,946)
Treasury stock at cost (35,950 and 35,329 shares)	(2,175,412)	(2,128,013)
Total stockholders’ investment	1,262,840	1,150,450
Total liabilities and stockholders’ investment	$3,349,070	$3,184,358
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Revenues:
Transportation	$2,881,496	$3,130,722	$5,595,184	$6,077,979
Sourcing	418,245	414,366	778,500	767,999
Total revenues	3,299,741	3,545,088	6,373,684	6,845,978
Costs and expenses:
Purchased transportation and related services	2,324,995	2,582,374	4,504,617	5,034,486
Purchased products sourced for resale	380,531	378,696	711,517	702,364
Personnel expenses	270,251	263,999	547,748	519,143
Other selling, general, and administrative expenses	90,217	90,924	177,103	178,965
Total costs and expenses	3,065,994	3,315,993	5,940,985	6,434,958
Income from operations	233,747	229,095	432,699	411,020
Interest and other expense	(6,265)	(5,894)	(15,037)	(15,499)
Income before provision for income taxes	227,482	223,201	417,662	395,521
Provision for income taxes	84,392	85,993	155,609	151,837
Net income	143,090	137,208	262,053	243,684

Other comprehensive (loss) gain	(3,577)	4,130	(27)	(9,068)
Comprehensive income	$139,513	$141,338	$262,026	$234,616

Basic net income per share	$1.00	$0.94	$1.83	$1.67
Diluted net income per share	$1.00	$0.94	$1.83	$1.67

Basic weighted average shares outstanding	142,998	145,515	143,259	145,856
Dilutive effect of outstanding stock awards	218	164	178	164
Diluted weighted average shares outstanding	143,216	145,679	143,437	146,020
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015
OPERATING ACTIVITIES
Net income	$262,053	$243,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,059	32,682
Provision for doubtful accounts	2,144	9,053
Stock-based compensation	25,785	31,019
Deferred income taxes	17,004	(1,780)
Loss on sale/disposal of assets	366	438
Changes in operating elements (net of acquisitions):
Receivables	(94,030)	(87,663)
Prepaid expenses and other	(19,066)	(19,802)
Other non-current assets	(1,615)	736
Accounts payable and outstanding checks	52,843	56,891
Accrued compensation and profit-sharing contribution	(61,029)	(32,027)
Accrued income taxes	28,502	21,230
Other accrued liabilities	(755)	(3,265)
Net cash provided by operating activities	247,261	251,196

INVESTING ACTIVITIES
Purchases of property and equipment	(33,483)	(11,542)
Purchases and development of software	(10,493)	(8,063)
Acquisitions, net of cash acquired	—	(369,143)
Restricted cash	—	359,388
Other	(405)	361
Net cash used for investing activities	(44,381)	(28,999)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	12,132	9,858
Stock tendered for payment of withholding taxes	(33,133)	(10,190)
Repurchase of common stock	(45,248)	(89,923)
Cash dividends	(127,520)	(114,517)
Excess tax benefit on stock-based compensation	15,104	6,040
Proceeds from short-term borrowings	2,840,000	3,893,000
Payments on short-term borrowings	(2,825,000)	(3,868,000)
Net cash used for financing activities	(163,665)	(173,732)

Effect of exchange rates on cash	(361)	(5,954)
Net increase in cash and cash equivalents	38,854	42,511
Cash and cash equivalents, beginning of period	168,229	128,940
Cash and cash equivalents, end of period	$207,083	$171,451

Noncash transactions from investing activities:
Accrued purchases of property and equipment	$5,359	$—
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

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

Balance, December 31, 2015	$1,108,337
Foreign currency translation	424
Balance, June 30, 2016	$1,108,761
A summary of our other intangible assets, with finite lives, which include primarily customer relationships and non-competition agreements, is as follows (in thousands):

	June 30, 2016	December 31, 2015
Gross	$171,172	$171,172
Accumulated amortization	(73,575)	(61,405)
Net	$97,597	$109,767

Other intangible assets, with indefinite lives, are as follows (in thousands):

	June 30, 2016	December 31, 2015
Trademarks	$10,475	$10,475

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization expense	$6,095	$6,093	$12,188	$12,189

Intangible assets at June 30, 2016, will be amortized over the next five years, and that expense is as follows:

Remainder of 2016	$12,183
2017	24,324
2018	23,785
2019	23,785
2020	13,520
Thereafter	—
Total	$97,597

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
We had no Level 3 assets or liabilities as of and during the periods ended June 30, 2016, and December 31, 2015.

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
As of June 30, 2016, and December 31, 2015, we had $465 million and $450 million, respectively, in borrowings outstanding under the Credit Agreement, which is classified as a current liability on the condensed consolidated balance sheets. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.

Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of June 30, 2016, the variable rate equaled LIBOR plus 1.00 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The weighted average interest rate incurred on borrowings during the quarter ended June 30, 2016, was approximately 1.5 percent and at June 30, 2016, was approximately 1.5 percent. The weighted average interest rate incurred on borrowings during the quarter ended June 30, 2015, was approximately 1.3 percent and at June 30, 2015, was approximately 1.3 percent.
The Credit Agreement contains various restrictions and covenants. Among other requirements, we may not permit our leverage ratio, determined as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation, and amortization), to exceed 3.00 to 1.00. We were in compliance with all of the financial debt covenants as of June 30, 2016.
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
The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding the company and its subsidiaries and various covenants, including covenants that require us to maintain specified financial ratios. The Note Purchase Agreement includes the following financial covenants: we will not permit our leverage ratio, determined as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation, and amortization), to exceed 3.00 to 1.00; we will not permit the interest coverage ratio, as of the end of each of our fiscal quarters and for the twelve-month period then ending, of (i) Consolidated EBIT (earnings before income taxes) to (ii) Consolidated Interest Expense to be less than 2.00 to 1.00; and we will not permit, as of the end of each of our fiscal quarters, Consolidated Priority Debt to exceed 15 percent of Consolidated Total Assets. We were in compliance with all of the financial debt covenants as of June 30, 2016.
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
The fair value of long-term debt approximated $570.2 million at June 30, 2016. We estimate the fair value of our debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own risk. If our long-term debt was recorded at fair value, it would be classified as Level 2.

NOTE 5. INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2009. During the first quarter of 2016, we asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international businesses. The assertion decreased deferred income taxes related to undistributed foreign earnings by $1.3 million in the second quarter of 2016 and reduced the effective tax rate compared to the second quarter of 2015.
Our effective tax rate for the three months ended June 30, 2016 and 2015 was 37.1 percent and 38.5 percent, respectively. The effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit.

NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$1,878	$4,109	$5,215	$7,873
Stock awards	8,181	11,057	19,021	21,736
Company expense on ESPP discount	547	517	1,549	1,410
Total stock-based compensation expense	$10,606	$15,683	$25,785	$31,019
On May 12, 2016, our shareholders approved our amended 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 6,000,000 shares plus the shares remaining available for future grants under the 2013 Equity Incentive Plan as of May 12, 2016, can be granted under this plan. Approximately 6,751,919 shares were available for stock awards as of June 30, 2016. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the plan.
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
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of June 30, 2016, unrecognized compensation expense related to stock options was $48.0 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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
As of June 30, 2016, there was unrecognized compensation expense of $108.5 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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

Three Months Ended June 30, 2016
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
48,943	$3,094	$547

NOTE 7. LITIGATION
We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including 23 contingent auto liability cases. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our condensed consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are often unable to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

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

NOTE 9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' investment on our condensed consolidated balance sheets. The recorded balance, at June 30, 2016, and December 31, 2015, was $38.0 million and $37.9 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency translation adjustment at June 30, 2016, and December 31, 2015.

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
OVERVIEW
Our company. We are a global provider of transportation services and logistics solutions, operating through a network of branch offices in North America, Europe, Asia, and South America. As a third party logistics provider, we cultivate contractual relationships with a wide variety of transportation companies, and utilize those relationships to efficiently and cost effectively transport our customers’ freight. As of December 31, 2015, we had contractual relationships with approximately 68,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate transportation for each shipment. Our model enables us to be flexible, provide solutions that optimize service for our customers, and minimize our asset utilization risk.
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

RESULTS OF OPERATIONS
The following table summarizes our total revenues by service line (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% change	2016	2015	% change
Transportation	$2,881,496	$3,130,722	(8.0)%	$5,595,184	$6,077,979	(7.9)%
Sourcing	418,245	414,366	0.9%	778,500	767,999	1.4%
Total	$3,299,741	$3,545,088	(6.9)%	$6,373,684	$6,845,978	(6.9)%

The following table illustrates our net revenue margins by services and products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Transportation	19.3%	17.5%	19.5%	17.2%
Sourcing	9.0%	8.6%	8.6%	8.5%
Total	18.0%	16.5%	18.2%	16.2%

The following table summarizes our net revenues by service line (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% change	2016	2015	% change
Transportation
Truckload	$329,740	$334,546	(1.4)%	$651,424	$632,926	2.9%
LTL(1)	99,778	91,524	9.0%	191,071	176,894	8.0%
Intermodal	9,021	11,539	(21.8)%	18,285	22,051	(17.1)%
Ocean	60,068	59,066	1.7%	118,737	109,256	8.7%
Air	20,118	19,596	2.7%	38,527	40,235	(4.2)%
Customs	11,605	10,973	5.8%	22,329	21,236	5.1%
Other Logistics Services	26,171	21,104	24.0%	50,194	40,895	22.7%
Total Transportation	556,501	548,348	1.5%	1,090,567	1,043,493	4.5%
Sourcing	37,714	35,670	5.7%	66,983	65,635	2.1%
Total	$594,215	$584,018	1.7%	$1,157,550	$1,109,128	4.4%
(1) Less than truckload ("LTL")

The following table represents certain statements of operations data, shown as percentages of our net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	45.5%	45.2%	47.3%	46.8%
Other selling, general, and administrative expenses	15.2%	15.6%	15.3%	16.1%
Total operating expenses	60.7%	60.8%	62.6%	62.9%
Income from operations	39.3%	39.2%	37.4%	37.1%
Interest and other expense	(1.1)%	(1.0)%	(1.3)%	(1.4)%
Income before provision for income taxes	38.3%	38.2%	36.1%	35.7%
Provision for income taxes	14.2%	14.7%	13.4%	13.7%
Net income	24.1%	23.5%	22.6%	22.0%

Three Months Ended June 30, 2016, Compared to Three Months Ended June 30, 2015
Total revenues and direct costs. Our consolidated total revenues decreased 6.9 percent in the second quarter of 2016 compared to the second quarter of 2015. Total Transportation revenues decreased 8.0 percent to $2.9 billion in the second quarter of 2016 from $3.1 billion in the second quarter of 2015. The decrease was driven by lower rates charged to our customers, including fuel, partially offset by increased volumes in most of our transportation services. Total purchased transportation and related services decreased 10.0 percent in the second quarter of 2016 to $2.3 billion from $2.6 billion in the second quarter of 2015. The decrease was due to lower cost of transportation, including fuel, partially offset by higher volumes in most of our transportation service. Our Sourcing revenue increased 0.9 percent to $418.2 million in the second quarter of 2016 from $414.4 million in the second quarter of 2015. Purchased products sourced for resale increased 0.5 percent in the second quarter of 2016 to $380.5 million from $378.7 million in the second quarter of 2015. These increases were primarily due to an increase in case volumes, partially offset by a decrease in commodity costs.
Net revenues. Total Transportation net revenues increased 1.5 percent to $556.5 million in the second quarter of 2016 from $548.3 million in the second quarter of 2015. Our Transportation net revenue margin increased to 19.3 percent in the second quarter of 2016 from 17.5 percent in the second quarter of 2015 primarily due to lower purchased transportation costs, including fuel.
Our truckload net revenues decreased 1.4 percent to $329.7 million in the second quarter of 2016 from $334.5 million in the second quarter of 2015. Approximately 96 percent of our total truckload net revenues are derived from North American operations. Our North American truckload volumes increased three percent in the second quarter of 2016 compared to the second quarter of 2015. Truckload net revenue margin increased in the second quarter of 2016 compared to the second quarter of 2015, due primarily to lower transportation costs, including fuel. In North America, excluding the estimated impacts of the reduction in fuel costs, our average truckload rate per mile charged to our customers decreased approximately 7.5 percent in the second quarter of 2016 compared to the second quarter of 2015. In North America, our truckload transportation costs decreased approximately eight percent, excluding the estimated reduction in fuel costs.
Our LTL net revenues increased 9.0 percent to $99.8 million in the second quarter of 2016 from $91.5 million in the second quarter of 2015. LTL volumes increased approximately seven percent in the second quarter of 2016 compared to the second quarter of 2015. Net revenue margin increased in the second quarter of 2016 compared to the second quarter of 2015 because the reduction in costs were greater than the reduction in pricing to our customers.
Our intermodal net revenues decreased 21.8 percent to $9.0 million in the second quarter of 2016 from $11.5 million in the second quarter of 2015. Intermodal opportunities were negatively impacted by the alternative lower cost truck market during the second quarter of 2016.
Our ocean transportation net revenues increased 1.7 percent to $60.1 million in the second quarter of 2016 from $59.1 million in the second quarter of 2015. The increase in net revenues was primarily due to increased net revenue margin and volume growth with new customers.

Our air transportation net revenues increased 2.7 percent to $20.1 million in the second quarter of 2016 from $19.6 million in the second quarter of 2015. The increase was primarily due to increased net revenue margin and an increase in volumes, partially offset by pricing declines.
Our customs net revenues increased 5.8 percent to $11.6 million in the second quarter of 2016 from $11.0 million in 2015. The increase was primarily due to increased transaction volumes.
Other logistics services net revenues, which include managed services, warehousing, and small parcel, increased 24.0 percent to $26.2 million in the second quarter of 2016 from $21.1 million in the second quarter of 2015 primarily from volume growth in managed services.
Sourcing net revenues increased 5.7 percent to $37.7 million in the second quarter of 2016 from $35.7 million in the second quarter of 2015. This increase was primarily due to increases in case volumes and net revenue per case. Our net revenue margin for the second quarter of 2016 increased to 9.0 percent from 8.6 percent in the second quarter of 2015.
Operating expenses. Operating expenses increased 1.6 percent to $360.5 million in the second quarter of 2016 from $354.9 million in the second quarter of 2015. Operating expenses as a percentage of net revenues decreased slightly to 60.7 percent in the second quarter of 2016 from 60.8 percent in the second quarter of 2015.
For the second quarter, personnel expenses increased 2.4 percent to $270.3 million in 2016 from $264.0 million in 2015. During the second quarter of 2016, our average headcount increased 5.2 percent compared to the second quarter of 2015. The increase in personnel expense was less than the increase in average headcount due to decreased expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability.
For the second quarter of 2016, other selling, general, and administrative expenses decreased 0.8 percent to $90.2 million in 2016 from $90.9 million in the second quarter of 2015. This decrease was primarily due to a decrease in the provision for doubtful accounts, partially offset by an increase in other areas including travel expenses.
Income from operations. Income from operations increased 2.0 percent to $233.7 million in the second quarter of 2016 from $229.1 million in the second quarter of 2015. Income from operations as a percentage of net revenues increased to 39.3 percent in the second quarter of 2016 from 39.2 percent in the second quarter of 2015.
Interest and other expense. Interest and other expense was $6.3 million in the second quarter of 2016 compared to $5.9 million in the second quarter of 2015. The change was due primarily to an increase in interest rates on our short-term debt, partially offset by a decrease in our average outstanding balances on our debt during the quarter ended June 30, 2016, compared to the same period ended June 30, 2015.
Provision for income taxes. Our effective income tax rate was 37.1 percent for the second quarter of 2016 and 38.5 percent for the second quarter of 2015. During the first quarter of 2016, we asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international businesses. During the second quarter of 2016, the assertion decreased deferred income taxes related to undistributed foreign earnings by $1.3 million and reduced the effective tax rate compared to the second quarter of 2015. Additionally, the effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
Net income. Net income increased 4.3 percent to $143.1 million in the second quarter of 2016 from $137.2 million in the second quarter of 2015. Basic and diluted net income per share increased 6.4 percent to $1.00 from $0.94.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Total revenues and direct costs. Our consolidated total revenues decreased 6.9 percent in the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Total Transportation revenues decreased 7.9 percent to $5.6 billion in the six months ended June 30, 2016, from $6.1 billion in the six months ended June 30, 2015. The decrease was driven by lower rates charged to our customers, including fuel, partially offset by increased volumes in most of our transportation services. Total purchased transportation and related services decreased 10.5 percent in the six months ended June 30, 2016, to $4.5 billion from $5.0 billion in the six months ended June 30, 2015. The decrease was due to lower cost of transportation, including fuel, partially offset by increased volumes in most of our transportation services. Sourcing revenue increased 1.4 percent to $778.5 million in the six months ended June 30, 2016, from $768.0 million in the six months ended June 30, 2015. Purchased products sourced for resale increased 1.3 percent in the six months ended June 30, 2016, to $711.5 million from $702.4 million in the six months ended June 30, 2015. These increases were primarily due to increased case volumes, partially offset by a decrease in net revenue per case.

Net revenues. Total Transportation net revenues increased 4.5 percent to $1.1 billion in the six months ended June 30, 2016, from $1.0 billion in the six months ended June 30, 2015. Our Transportation net revenue margin increased to 19.5 percent in the six months ended June 30, 2016, from 17.2 percent in the six months ended June 30, 2015, primarily due to lower transportation costs, including fuel.
Our truckload net revenues increased 2.9 percent to $651.4 million in the six months ended June 30, 2016, from $632.9 million in the six months ended June 30, 2015. Approximately 96 percent of our total truckload revenues are derived from North America. North American truckload volumes increased approximately three percent in the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Truckload net revenue margin increased in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, due primarily to decreased cost of transportation, including fuel. In North America, excluding the estimated impact of the reduction in fuel costs, our average truckload rate per mile charged to our customers decreased approximately six percent in the six months ended June 30, 2016, compared to the six months ended June 30, 2015. In North America, our truckload transportation costs decreased approximately seven percent, excluding the estimated impacts of the reduction in fuel costs.
Our LTL net revenues increased 8.0 percent to $191.1 million in the six months ended June 30, 2016, from $176.9 million in the six months ended June 30, 2015. LTL volumes increased approximately nine percent in the six months ended June 30, 2016, compared to the six months ended June 30, 2015. LTL net revenue margin increased in the six months ended June 30, 2016, compared to the six months ended June 30, 2015.
Our intermodal net revenue decreased 17.1 percent to $18.3 million in the six months ended June 30, 2016, from $22.1 million in the six months ended June 30, 2015. Conversion to truckload from intermodal negatively impacted intermodal volumes and net revenues in the six months ended June 30, 2016, due to lower truckload rates.
Our ocean transportation net revenues increased 8.7 percent to $118.7 million in the six months ended June 30, 2016, from $109.3 million in the six months ended June 30, 2015. The increase in revenues was due to increased net revenue margins and volumes.
Our air transportation net revenues decreased 4.2 percent to $38.5 million in the six months ended June 30, 2016, from $40.2 million in the six months ended June 30, 2015. The decrease was due to a decline in revenue per shipment, partially offset by increased volumes.
Our customs net revenues increased 5.1 percent to $22.3 million in the six months ended June 30, 2016, from $21.2 million in June 30, 2015. The increase was due to increased transaction volumes.
Other logistics services net revenues, which include managed services, warehousing, and small parcel, increased 22.7 percent to $50.2 million in the six months ended June 30, 2016, from $40.9 million in the six months ended June 30, 2015. The increase was driven primarily by volume growth in managed services.
Sourcing net revenues increased 2.1 percent to $67.0 million in the six months ended June 30, 2016, from $65.6 million in the six months ended June 30, 2015. This increase was primarily due to increased volumes across a variety of commodities and services, partially offset by a decrease in net revenue per case. Our net revenue margin increased to 8.6 percent in the six months ended June 30, 2016, from 8.5 percent in the six months ended June 30, 2015.
Operating expenses. Operating expenses increased 3.8 percent to $724.9 million in the six months ended June 30, 2016, from $698.1 million in the six months ended June 30, 2015. Operating expenses as a percentage of net revenues decreased to 62.6 percent in the six months ended June 30, 2016, from 62.9 percent in the six months ended June 30, 2015.
Personnel expenses increased 5.5 percent to $547.7 million in the six months ended June 30, 2016, from $519.1 million in the six months ended June 30, 2015. For the six month period ended June 30, 2016, our average headcount grew 5.3 percent compared to the same period ended June 30, 2015.
Other selling, general, and administrative expenses decreased 1.0 percent to $177.1 million in the six months ended June 30, 2016 from $179.0 million in the six months ended June 30, 2015. This decrease was primarily due to a decrease in the allowance for doubtful accounts, partially offset by an increase in travel expenses.
Income from operations. Income from operations increased 5.3 percent to $432.7 million in the six months ended June 30, 2016, from $411.0 million in the six months ended June 30, 2015. Income from operations as a percentage of net revenues increased to 37.4 percent in the six months ended June 30, 2016, from 37.1 percent in the six months ended June 30, 2015.

Interest and other expense. Interest and other expense decreased to $15.0 million in the six months ended June 30, 2016, from $15.5 million in the six months ended June 30, 2015. The change was due primarily to a decrease in our average outstanding balances on our debt during the six month period ended June 30, 2016, compared to the same period ended June 30, 2015, partially offset by an increase in interest rates.
Provision for income taxes. Our effective income tax rate was 37.3 percent percent for the six months ended June 30, 2016, and 38.4 percent percent for the six months ended June 30, 2015. During the first quarter of 2016, we asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international businesses. During the six month ended June 30, 2016, the assertion decreased deferred income taxes related to undistributed foreign earnings by $2.5 million and reduced the effective tax rate compared to the same period of 2015. Additionally, the effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
Net income. Net income increased 7.5 percent to $262.1 million in the six months ended June 30, 2016, from $243.7 million in the six months ended June 30, 2015. Basic and diluted net income per share increased 9.6 percent to $1.83 from $1.67.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In 2012, we entered into a senior unsecured revolving credit facility to partially fund the acquisition of Phoenix. In December 2014, we amended the revolving credit facility to increase the amount available from $500 million to $900 million and to extend the expiration date from October 2017 to December 2019, primarily to fund the acquisition of Freightquote. In 2013, we entered into a Note Purchase Agreement to fund the repurchase of $500 million worth of our common stock. The Note Purchase Agreement was amended in February 2015 to conform its financial covenants to be consistent with the amended revolving credit facility. We also expect to use the revolving credit facility and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases. Cash and cash equivalents totaled $207.1 million as of June 30, 2016, and $168.2 million as of December 31, 2015. Cash and cash equivalents held outside the United States totaled $155.7 million as of June 30, 2016, and $114.3 million as of December 31, 2015. Working capital at June 30, 2016, was $387.6 million and at December 31, 2015, was $282.1 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $247.3 million and $251.2 million of cash flow from operations during the six months ended June 30, 2016 and June 30, 2015, a decrease of $3.9 million compared to the six months ended June 30, 2015.
Cash used for investing activities. We used $44.4 million and $29.0 million of cash during the six months ended June 30, 2016 and June 30, 2015 for investing activities.
We used $44.0 million and $19.6 million for capital expenditures during the six months ended June 30, 2016 and June 30, 2015. This increase was primarily due to the purchase and development of software and the continued construction of a second data center. The total cost of the data center is expected to be approximately $28.6 million of which approximately $13.0 million has been spent through June 30, 2016. This data center is expected to be completed and placed into service during the second half of 2016. Information technology investments are intended to improve efficiencies and help grow the business.
We used $369.1 million, net of cash acquired, for the acquisition of Freightquote in January 2015. On January 1, 2015, the restrictions on $359.4 million of restricted cash held in escrow were lifted and the funds were disbursed out of the escrow accounts, pursuant to the terms of the purchase agreement entered into in connection with the acquisition.
Cash used for financing activities. We used $163.7 million and $173.7 million of cash flow for financing activities during the six months ended June 30, 2016 and June 30, 2015.
During the six months ended June 30, 2016 and June 30, 2015, we had net short-term borrowings of $15.0 million and $25.0 million. The outstanding balance on the revolving credit facility was $465.0 million as of June 30, 2016. We were in compliance with all of the credit facility's financial debt covenants as of June 30, 2016.

We used $127.5 million and $114.5 million to pay cash dividends during the six months ended June 30, 2016 and June 30, 2015. The increase was primarily due to a dividend rate increase in 2016 compared to 2015, partially offset by a decrease in weighted average shares outstanding during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.
We used $45.2 million and $89.9 million on share repurchases during the six months ended June 30, 2016 and June 30, 2015. The change was due to a decrease of shares repurchased during the six months ended June 30, 2016, compared to the same period of 2015. In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of June 30, 2016, there were 6,297,064 shares remaining for future repurchases under the repurchase authorization. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
We used $33.1 million and $10.2 million to acquire shares from employees through their withholding taxes resulting from the delivery of restricted equity during the six months ended June 30, 2016 and June 30, 2015.
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
Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $40.7 million as of June 30, 2016, decreased compared to the allowance of $43.5 million as of December 31, 2015. The decrease was primarily the result of an improvement in our aging. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
Goodwill. We manage and report our operations as one operating segment. Our branches represent a series of components that are aggregated for the purpose of evaluating goodwill for impairment on an enterprise-wide basis. The fair value of the enterprise-wide reporting unit substantially exceeds the book value; therefore, we have determined that there is no indication of goodwill impairment as of June 30, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $207.1 million of cash and cash equivalents on June 30, 2016. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $900 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or "prime" plus the applicable add-on percentage as defined. At June 30, 2016, there was $465.0 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $175,000,000 of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023, (ii) $150,000,000 of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (iii) $175,000,000 of the company’s 4.60 percent Senior Notes, Series C, due August 27, 2033. At June 30, 2016, there was $500.0 million outstanding on the notes.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the company during the quarter ended June 30, 2016, of shares of the company's common stock.

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2016-April 30, 2016	290,443	$73.26	286,575	6,297,064
May 1, 2016-May 31, 2016	4,838	73.45	—	6,297,064
June 1, 2016-June 30, 2016	3,136	72.43	—	6,297,064
Second quarter 2016	298,417	$73.26	286,575	6,297,064

(a) The total number of shares purchased includes: (i) 286,575 shares of common stock purchased under the authorization described below; and (ii) 11,842 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(b) In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of June 30, 2016, there were 6,297,064 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits filed with this report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended June 30, 2016, formatted in XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2016.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By:	/s/ Andrew C. Clarke
Andrew C. Clarke
Chief Financial Officer (principal accounting officer)