Form 10-Q
period 2016-09-30
C H ROBINSON WORLDWIDE INC
filed 2016-11-09
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2016, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 141,609,479.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(In thousands, except per share data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$224,449	$168,229
Receivables, net of allowance for doubtful accounts of $39,802 and $43,455	1,682,686	1,505,620
Deferred tax asset	5,755	16,788
Prepaid expenses and other	54,659	40,061
Total current assets	1,967,549	1,730,698

Property and equipment, net	226,470	190,874
Goodwill	1,275,390	1,108,337
Other intangible assets, net	150,027	120,242
Other assets	44,626	34,207
Total assets	$3,664,062	$3,184,358

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$820,299	$697,585
Outstanding checks	77,394	86,298
Accrued expenses:
Compensation and profit-sharing contribution	95,572	146,666
Income taxes	10,753	12,573
Other accrued liabilities	70,779	55,475
Current portion of debt	725,000	450,000
Total current liabilities	1,799,797	1,448,597

Long-term debt	500,000	500,000
Noncurrent income taxes payable	18,843	19,634
Deferred tax liabilities	75,531	65,460
Other long-term liabilities	223	217
Total liabilities	2,394,394	2,033,908
Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 178,783 and 178,784 shares issued, 141,898 and 143,455 outstanding	14,190	14,345
Additional paid-in capital	411,244	379,444
Retained earnings	3,122,577	2,922,620
Accumulated other comprehensive loss	(37,455)	(37,946)
Treasury stock at cost (36,885 and 35,329 shares)	(2,240,888)	(2,128,013)
Total stockholders’ investment	1,269,668	1,150,450
Total liabilities and stockholders’ investment	$3,664,062	$3,184,358
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Revenues:
Transportation	$2,998,583	$3,044,500	$8,593,767	$9,122,479
Sourcing	357,171	374,753	1,135,671	1,142,752
Total revenues	3,355,754	3,419,253	9,729,438	10,265,231
Costs and expenses:
Purchased transportation and related services	2,469,939	2,484,409	6,974,556	7,518,895
Purchased products sourced for resale	327,353	346,269	1,038,870	1,048,633
Personnel expenses	256,883	264,077	804,631	783,220
Other selling, general, and administrative expenses	90,312	91,787	267,415	270,752
Total costs and expenses	3,144,487	3,186,542	9,085,472	9,621,500
Income from operations	211,267	232,711	643,966	643,731
Interest and other expense	(7,426)	(6,559)	(22,463)	(22,058)
Income before provision for income taxes	203,841	226,152	621,503	621,673
Provision for income taxes	74,813	86,720	230,422	238,557
Net income	129,028	139,432	391,081	383,116

Other comprehensive income (loss)	518	(6,395)	491	(15,463)
Comprehensive income	$129,546	$133,037	$391,572	$367,653

Basic net income per share	$0.90	$0.96	$2.73	$2.63
Diluted net income per share	$0.90	$0.96	$2.73	$2.63

Basic weighted average shares outstanding	142,611	144,578	143,040	145,423
Dilutive effect of outstanding stock awards	272	204	205	178
Diluted weighted average shares outstanding	142,883	144,782	143,245	145,601
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2016	2015
OPERATING ACTIVITIES
Net income	$391,081	$383,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,716	49,513
Provision for doubtful accounts	2,738	11,975
Stock-based compensation	30,626	43,512
Deferred income taxes	21,832	(8,356)
Loss on sale/disposal of assets	566	459
Changes in operating elements (net of acquisitions):
Receivables	(137,813)	(39,051)
Prepaid expenses and other	(12,148)	(6,347)
Other non-current assets	(2,793)	124
Accounts payable and outstanding checks	93,510	23,037
Accrued compensation and profit-sharing contribution	(50,105)	(3,585)
Accrued income taxes	(3,159)	17,774
Other accrued liabilities	(10,223)	(7,728)
Net cash provided by operating activities	376,828	464,443

INVESTING ACTIVITIES
Purchases of property and equipment	(56,125)	(19,317)
Purchases and development of software	(14,986)	(13,494)
Acquisitions, net of cash acquired	(220,203)	(367,108)
Restricted cash	—	359,388
Other	(735)	535
Net cash used for investing activities	(292,049)	(39,996)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	16,003	13,036
Stock tendered for payment of withholding taxes	(36,220)	(10,980)
Repurchase of common stock	(109,085)	(161,115)
Cash dividends	(191,129)	(171,448)
Excess tax benefit on stock-based compensation	17,207	7,298
Proceeds from short-term borrowings	4,415,000	5,508,000
Payments on short-term borrowings	(4,140,000)	(5,583,000)
Net cash used for financing activities	(28,224)	(398,209)

Effect of exchange rates on cash	(335)	(12,091)
Net increase in cash and cash equivalents	56,220	14,147
Cash and cash equivalents, beginning of period	168,229	128,940
Cash and cash equivalents, end of period	$224,449	$143,087

Noncash transactions from investing activities:
Accrued purchases of property and equipment	$4,332	$—
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL
Basis of Presentation - C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of transportation services and logistics solutions operating through a network of offices located in North America, Europe, Asia, Oceania, and South America. The consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements.
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
Recently Issued Accounting Standards - In May 2014, the Financial Accounting Standards Board (“FASB”) issued a final standard on revenue recognition from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for annual reporting periods after December 15, 2017, and permits the use of either a retrospective or a cumulative effect transition method. We are evaluating the effect of the new standard on our consolidated financial statements and related disclosures, and have not yet selected a transition method or determined the impact of this standard on our consolidated financial statements.
In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the effect of the new standard on our consolidated financial statements and related disclosures, and have not yet selected a transition method or determined the impact of this standard on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 using a modified retrospective approach. Early adoption is permitted. We have not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB's simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, and accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification, and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of 2017. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method. Early adoption is permitted. We have not yet selected a transition date or method, nor have we determined the effect of the standard on our ongoing financial reporting.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

Balance, December 31, 2015	$1,108,337
Acquisitions	166,272
Foreign currency translation	781
Balance, September 30, 2016	$1,275,390

A summary of our other intangible assets, with finite lives, which include primarily customer relationships and non-competition agreements, is as follows (in thousands):

	September 30, 2016	December 31, 2015
Gross	$218,863	$171,172
Accumulated amortization	(79,311)	(61,405)
Net	$139,552	$109,767

Other intangible assets, with indefinite lives, are as follows (in thousands):

	September 30, 2016	December 31, 2015
Trademarks	$10,475	$10,475

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization expense	$6,094	$6,093	$18,282	$18,282

Intangible assets at September 30, 2016, will be amortized over the next five years, and that expense is as follows:

Remainder of 2016	$7,852
2017	31,146
2018	30,648
2019	30,648
2020	20,384
2021	6,863
Thereafter	12,011
Total	$139,552

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
We had no Level 3 assets or liabilities as of and during the periods ended September 30, 2016, and December 31, 2015.  There were no transfers between levels during the period.

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
As of September 30, 2016, and December 31, 2015, we had $725 million and $450 million, respectively, in borrowings outstanding under the Credit Agreement, which is classified as a current liability on the condensed consolidated balance sheets. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of September 30, 2016, the variable rate equaled LIBOR plus 1.00 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The weighted average interest rate incurred on borrowings during the quarter ended September 30, 2016, was approximately 1.4 percent and at September 30, 2016, was approximately 1.5 percent. The weighted average interest rate incurred on borrowings during the quarter ended September 30, 2015, was approximately 1.4 percent and at September 30, 2015, was approximately 1.3 percent.
The Credit Agreement contains various restrictions and covenants. Among other requirements, we may not permit our leverage ratio, determined as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation, and amortization), to exceed 3.00 to 1.00. We were in compliance with all of the financial debt covenants as of September 30, 2016.
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
The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding the company and its subsidiaries and various covenants, including covenants that require us to maintain specified financial ratios. The Note Purchase Agreement includes the following financial covenants: we will not permit our leverage ratio, determined as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation, and amortization), to exceed 3.00 to 1.00; we will not permit the interest coverage ratio, as of the end of each of our fiscal quarters and for the twelve-month period then ending, of (i) Consolidated EBIT (earnings before income taxes) to (ii) Consolidated Interest Expense to be less than 2.00 to 1.00; and we will not permit, as of the end of each of our fiscal quarters, Consolidated Priority Debt to exceed 15 percent of Consolidated Total Assets. We were in compliance with all of the financial debt covenants as of September 30, 2016.
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
The fair value of long-term debt approximated $559.7 million at September 30, 2016. We estimate the fair value of our debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own risk. If our long-term debt was recorded at fair value, it would be classified as Level 2.
NOTE 5. INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2009. During the first quarter of 2016, we asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international businesses. The assertion decreased deferred income taxes related to undistributed foreign earnings by $1.9 million in the third quarter of 2016 and reduced the effective tax rate compared to the third quarter of 2015. During the nine months ended September 30, 2016, the assertion decreased deferred income taxes related to undistributed foreign earnings by $4.4 million and reduced the effective tax rate compared to the same period of 2015.
Our effective tax rate for the three months ended September 30, 2016 and 2015 was 36.7 percent and 38.3 percent, respectively. Our effective tax rate for the nine months ended September 30, 2016 and 2015 was 37.1 percent and 38.4 percent, respectively. The effective income tax rate for both periods is greater than the statutory federal income tax rate due to state income taxes, net of federal benefit.

NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$603	$3,100	$5,818	$10,973
Stock awards	3,747	8,919	22,770	30,655
Company expense on ESPP discount	491	474	2,038	1,884
Total stock-based compensation expense	$4,841	$12,493	$30,626	$43,512
On May 12, 2016, our shareholders approved our amended 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 6,000,000 shares plus the shares remaining available for future grants under the 2013 Equity Incentive Plan as of May 12, 2016, can be granted under this plan. Approximately 6,721,154 shares were available for stock awards as of September 30, 2016. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the plan.
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
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of September 30, 2016, unrecognized compensation expense related to stock options was $47.4 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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
As of September 30, 2016, there was unrecognized compensation expense of $111.5 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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

Three Months Ended September 30, 2016
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
46,445	$2,782	$491

NOTE 7. LITIGATION
We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including 18 contingent auto liability cases. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our condensed consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are often unable to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

NOTE 8. ACQUISITIONS
On September 30, 2016, we completed the acquisition of APC Logistics for the purpose of expanding C.H. Robinson's global presence and bringing additional capabilities and expertise to the company's portfolio. Total purchase consideration was $229.1 million, which was paid in cash and is subject to post-closing and working capital adjustments, in accordance with the acquisition agreement. We used advances under the Credit Agreement to fund part of the cash consideration. The following is a preliminary summary of the allocation of purchase price consideration to the estimated fair value of net assets for the acquisition of APC Logistics (in thousands):

Cash	$8,886
Receivables	36,866
Inventory and other current assets	2,450
Property and equipment	1,789
Identifiable intangible assets	48,041
Goodwill	166,272
Other noncurrent assets	194
Long term deferred tax asset	728
Total assets	265,226

Accounts payable	(20,305)
Accrued expenses	(15,832)
Estimated net assets acquired	$229,089

Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

Estimated Life (years)
Customer relationships	7	$48,041

The APC Logistics goodwill is a result of acquiring and retaining the APC Logistics existing workforce and expected synergies from integrating their business into C.H. Robinson. Purchase accounting is considered preliminary, subject to revision, mainly with respect to certain working capital accounts, taxes, identifiable intangible assets, and goodwill, as final information was not available as of September 30, 2016. The goodwill will not be deductible for tax purposes.

On January 1, 2015, we completed the acquisition of Freightquote.com, Inc. for the purpose of enhancing our less than truckload and truckload businesses and expanding our eCommerce capabilities. Total purchase consideration was $398.6 million, which was paid in cash. We used advances under the Credit Agreement to fund part of the cash consideration. The following is a summary of the allocation of purchase consideration to the estimated fair value of net assets for the acquisition of Freightquote (in thousands):

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

NOTE 9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' investment on our condensed consolidated balance sheets. The recorded balance, at September 30, 2016, and December 31, 2015, was $37.5 million and $37.9 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency translation adjustments at September 30, 2016 and December 31, 2015.

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
OVERVIEW
Our company. We are a global provider of transportation services and logistics solutions, operating through a network of branch offices in North America, Europe, Asia, Oceania, and South America. As a third party logistics provider, we cultivate contractual relationships with a wide variety of transportation companies, and utilize those relationships to efficiently and cost effectively transport our customers’ freight. As of December 31, 2015, we had contractual relationships with approximately 68,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate transportation for each shipment. Our model enables us to be flexible, provide solutions that optimize service for our customers, and minimize our asset utilization risk.
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
On September 30, 2016, we acquired APC Logistics, a provider of freight forwarding and customs brokerage services in Australia and New Zealand. The $229 million acquisition expands our global presence and brings additional capabilities and expertise to our portfolio.
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
Our contracted carriers. Our contracted carrier base includes motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. In 2015, our carrier base was approximately 68,000, up from approximately 63,000 in 2014. Motor carriers that had fewer than 100 tractors transported approximately 83 percent of our truckload shipments in 2015. In our Transportation business, no single contracted carrier represened more than approximately two percent of our contracted carrier capacity in 2015.

RESULTS OF OPERATIONS
The following table summarizes our total revenues by service line (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% change	2016	2015	% change
Transportation	$2,998,583	$3,044,500	(1.5)%	$8,593,767	$9,122,479	(5.8)%
Sourcing	357,171	374,753	(4.7)%	1,135,671	1,142,752	(0.6)%
Total	$3,355,754	$3,419,253	(1.9)%	$9,729,438	$10,265,231	(5.2)%

The following table illustrates our net revenue margins by services and products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Transportation	17.6%	18.4%	18.8%	17.6%
Sourcing	8.3%	7.6%	8.5%	8.2%
Total	16.6%	17.2%	17.6%	16.5%

The following table summarizes our net revenues by service line (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% change	2016	2015	% change
Transportation
Truckload	$309,027	$344,715	(10.4)%	$960,451	$977,641	(1.8)%
LTL(1)	96,447	94,190	2.4%	287,518	271,084	6.1%
Intermodal	7,676	10,168	(24.5)%	25,961	32,219	(19.4)%
Ocean	56,506	58,322	(3.1)%	175,243	167,578	4.6%
Air	19,897	20,248	(1.7)%	58,424	60,483	(3.4)%
Customs	12,320	12,012	2.6%	34,649	33,248	4.2%
Other Logistics Services	26,771	20,436	31.0%	76,965	61,331	25.5%
Total Transportation	528,644	560,091	(5.6)%	1,619,211	1,603,584	1.0%
Sourcing	29,818	28,484	4.7%	96,801	94,119	2.8%
Total	$558,462	$588,575	(5.1)%	$1,716,012	$1,697,703	1.1%
(1) Less than truckload ("LTL")

The following table represents certain statements of operations data, shown as percentages of our net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	46.0%	44.9%	46.9%	46.1%
Other selling, general, and administrative expenses	16.2%	15.6%	15.6%	15.9%
Total operating expenses	62.2%	60.5%	62.5%	62.1%
Income from operations	37.8%	39.5%	37.5%	37.9%
Interest and other expense	(1.3)%	(1.1)%	(1.3)%	(1.3)%
Income before provision for income taxes	36.5%	38.4%	36.2%	36.6%
Provision for income taxes	13.4%	14.7%	13.4%	14.1%
Net income	23.1%	23.7%	22.8%	22.6%

Three Months Ended September 30, 2016, Compared to Three Months Ended September 30, 2015
Total revenues and direct costs. Our consolidated total revenues decreased 1.9 percent in the third quarter of 2016 compared to the third quarter of 2015. Total Transportation revenues decreased 1.5 percent in the third quarter of 2016 compared to the third quarter of 2015. The decrease was driven by lower rates charged to our customers, including fuel, partially offset by increased volumes in most of our transportation services. Total purchased transportation and related services decreased 0.6 percent in the third quarter of 2016 compared to the third quarter of 2015. The decrease was due to lower cost of transportation, including fuel, partially offset by higher volumes in most of our transportation service. Our Sourcing revenue decreased 4.7 percent to $357.2 million in the third quarter of 2016 from $374.8 million in the third quarter of 2015. Purchased products sourced for resale decreased 5.5 percent in the third quarter of 2016 to $327.4 million from $346.3 million in the third quarter of 2015. These decreases were due to lower pricing and commodity costs, partially offset by an increase in case volumes.
Net revenues. Total Transportation net revenues decreased 5.6 percent to $528.6 million in the third quarter of 2016 from $560.1 million in the third quarter of 2015. Our Transportation net revenue margin decreased to 17.6 percent in the third quarter of 2016 from 18.4 percent in the third quarter of 2015 primarily due to customer rates decreasing more than costs of transportation, including fuel, in nearly all transportation services.
Our truckload net revenues decreased 10.4 percent to $309.0 million in the third quarter of 2016 from $344.7 million in the third quarter of 2015. Approximately 96 percent of our total truckload net revenues are derived from North American operations. Our North American truckload volumes increased approximately 7.5 percent in the third quarter of 2016 compared to the third quarter of 2015. Truckload net revenue margin decreased in the third quarter of 2016 compared to the third quarter of 2015, due primarily to lower customer rates, including fuel costs. In North America, excluding the estimated impacts of the reduction in fuel costs, our average truckload rate per mile charged to our customers decreased approximately 5.5 percent in the third quarter of 2016 compared to the third quarter of 2015. In North America, our truckload transportation costs decreased approximately 3.5 percent, excluding the estimated reduction in fuel costs.
Our LTL net revenues increased 2.4 percent to $96.4 million in the third quarter of 2016 from $94.2 million in the third quarter of 2015. This increase was primarily due to a volume increase of approximately 4.5 percent, partially offset by lower net revenue per shipment in the third quarter of 2016 compared to the third quarter of 2015. A reduction in our average shipment size negatively impacted our total net revenue in the third quarter of 2016 compared to the third quarter of 2015. Net revenue margin remained flat in the third quarter of 2016 compared to the third quarter of 2015.
Our intermodal net revenues decreased 24.5 percent to $7.7 million in the third quarter of 2016 from $10.2 million in the third quarter of 2015. Intermodal volumes were negatively impacted by the alternative lower cost truck market during the third quarter of 2016.
Our ocean transportation net revenues decreased 3.1 percent to $56.5 million in the third quarter of 2016 from $58.3 million in the third quarter of 2015. The decrease in net revenues was primarily due to higher cost of capacity and reduced margins on fixed price business, resulting primarily from the Hanjin Shipping Co. bankruptcy.

Our air transportation net revenues decreased 1.7 percent to $19.9 million in the third quarter of 2016 from $20.2 million in the third quarter of 2015. The decrease was primarily due to decreased net revenue margin, partially offset by an increase in volumes.
Our customs net revenues increased 2.6 percent to $12.3 million in the third quarter of 2016 from $12.0 million in 2015. The increase was primarily due to increased transaction volumes.
Other logistics services net revenues, which include managed services, warehousing, and small parcel, increased 31.0 percent to $26.8 million in the third quarter of 2016 from $20.4 million in the third quarter of 2015 primarily from volume growth in managed services.
Sourcing net revenues increased 4.7 percent to $29.8 million in the third quarter of 2016 from $28.5 million in the third quarter of 2015. This increase was primarily due to increases in case volumes, slightly offset by a lower net revenue per case. Our net revenue margin for the third quarter of 2016 increased to 8.3 percent from 7.6 percent in the third quarter of 2015.
Operating expenses. Operating expenses decreased 2.4 percent to $347.2 million in the third quarter of 2016 from $355.9 million in the third quarter of 2015. Operating expenses as a percentage of net revenues increased slightly to 62.2 percent in the third quarter of 2016 from 60.5 percent in the third quarter of 2015.
For the third quarter, personnel expenses decreased 2.7 percent to $256.9 million in 2016 from $264.1 million in 2015. During the third quarter of 2016, our average headcount increased 4.5 percent compared to the third quarter of 2015, excluding 313 employees added on September 30, 2016 with the acquisition of APC Logistics. The decrease in personnel expense was due to decreased expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability, partially offset by the increase in average headcount.
For the third quarter of 2016, other selling, general, and administrative expenses decreased 1.6 percent to $90.3 million in 2016 from $91.8 million in the third quarter of 2015. This decrease was primarily due to a decrease in claims and the provision for doubtful accounts, partially offset by an increase in other areas.
Income from operations. Income from operations decreased 9.2 percent to $211.3 million in the third quarter of 2016 from $232.7 million in the third quarter of 2015. Income from operations as a percentage of net revenues decreased to 37.8 percent in the third quarter of 2016 from 39.5 percent in the third quarter of 2015.
Interest and other expense. Interest and other expense was $7.4 million in the third quarter of 2016 compared to $6.6 million in the third quarter of 2015. The change was due primarily to an increase in interest rates on our short-term debt, partially offset by a decrease in our average outstanding balances on our debt during the quarter ended September 30, 2016, compared to the same period ended September 30, 2015.
Provision for income taxes. Our effective income tax rate was 36.7 percent for the third quarter of 2016 and 38.3 percent for the third quarter of 2015. During the first quarter of 2016, we asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international businesses. During the third quarter of 2016, the assertion decreased deferred income taxes related to undistributed foreign earnings by $1.9 million and reduced the effective tax rate compared to the third quarter of 2015. Additionally, the effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
Net income. Net income decreased 7.5 percent to $129.0 million in the third quarter of 2016 from $139.4 million in the third quarter of 2015. Basic and diluted net income per share decreased 6.2 percent to $0.90 from $0.96.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Total revenues and direct costs. Our consolidated total revenues decreased 5.2 percent in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Total Transportation revenues decreased 5.8 percent to $8.6 billion in the nine months ended September 30, 2016, from $9.1 billion in the nine months ended September 30, 2015. The decrease in total Transportation revenues was driven by lower rates charged to our customers, including fuel, partially offset by increased volumes in most of our transportation services. Total purchased transportation and related services decreased 7.2 percent in the nine months ended September 30, 2016, to $7.0 billion from $7.5 billion in the nine months ended September 30, 2015. The decrease was due to lower costs of transportation, including fuel, partially offset by increased volumes in most of our transportation services. Sourcing revenue decreased 0.6 percent in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Purchased products sourced for resale decreased 0.9 percent in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. These decreases were primarily due to lower pricing and commodity costs, partially offset by an increase in case volumes.

Net revenues. Total Transportation net revenues increased 1.0 percent in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Our Transportation net revenue margin increased to 18.8 percent in the nine months ended September 30, 2016, from 17.6 percent in the nine months ended September 30, 2015, primarily due the costs of transportation decreasing more than customer pricing, including fuel.
Our truckload net revenues decreased 1.8 percent to $960.5 million in the nine months ended September 30, 2016, from $977.6 million in the nine months ended September 30, 2015. Approximately 96 percent of our total truckload revenues are derived from North America. North American truckload volumes increased approximately five percent in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Truckload net revenue margin increased in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, due primarily to decreased costs of transportation, including fuel. In North America, excluding the estimated impact of the reduction in fuel costs, our average truckload rate per mile charged to our customers decreased approximately six percent in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. In North America, our truckload transportation costs decreased approximately six percent, excluding the estimated impacts of the reduction in fuel costs.
Our LTL net revenues increased 6.1 percent to $287.5 million in the nine months ended September 30, 2016, from $271.1 million in the nine months ended September 30, 2015. LTL volumes increased approximately seven percent in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. LTL net revenue margin increased in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.
Our intermodal net revenue decreased 19.4 percent to $26.0 million in the nine months ended September 30, 2016, from $32.2 million in the nine months ended September 30, 2015. Conversion to truckload from intermodal negatively impacted intermodal volumes and net revenues in the nine months ended September 30, 2016, due to lower truckload rates.
Our ocean transportation net revenues increased 4.6 percent to $175.2 million in the nine months ended September 30, 2016, from $167.6 million in the nine months ended September 30, 2015. The increase in revenues was due to increased net revenue margins and volumes.
Our air transportation net revenues decreased 3.4 percent to $58.4 million in the nine months ended September 30, 2016, from $60.5 million in the nine months ended September 30, 2015. The decrease was due to a decline in revenue per shipment, partially offset by increased volumes.
Our customs net revenues increased 4.2 percent to $34.6 million in the nine months ended September 30, 2016, from $33.2 million in September 30, 2015. The increase was due to increased transaction volumes.
Other logistics services net revenues, which include managed services, warehousing, and small parcel, increased 25.5 percent to $77.0 million in the nine months ended September 30, 2016, from $61.3 million in the nine months ended September 30, 2015. The increase was driven primarily by volume growth in managed services.
Sourcing net revenues increased 2.8 percent to $96.8 million in the nine months ended September 30, 2016, from $94.1 million in the nine months ended September 30, 2015. This increase was primarily due to increased volumes across a variety of commodities and services, partially offset by a decrease in net revenue per case. Our net revenue margin increased to 8.5 percent in the nine months ended September 30, 2016, from 8.2 percent in the nine months ended September 30, 2015.
Operating expenses. Operating expenses increased 1.7 percent in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Operating expenses as a percentage of net revenues increased to 62.5 percent in the nine months ended September 30, 2016, from 62.1 percent in the nine months ended September 30, 2015.
Personnel expenses increased 2.7 percent to $804.6 million in the nine months ended September 30, 2016, from $783.2 million in the nine months ended September 30, 2015. For the nine month period ended September 30, 2016, our average headcount grew five percent compared to the same period ended September 30, 2015, excluding 313 employees added on September 30, 2016 with the acquisition of APC Logistics. The increase in personnel expense was less than the increase in average headcount due to decreased expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability, partially offset by the increase in average headcount.
Other selling, general, and administrative expenses decreased 1.2 percent to $267.4 million in the nine months ended September 30, 2016 from $270.8 million in the nine months ended September 30, 2015. This decrease was primarily due to a decrease in the allowance for doubtful accounts and claims, partially offset by an increase in other areas.

Income from operations. Income from operations increased slightly to $644.0 million in the nine months ended September 30, 2016, from $643.7 million in the nine months ended September 30, 2015. Income from operations as a percentage of net revenues decreased to 37.5 percent in the nine months ended September 30, 2016, from 37.9 percent in the nine months ended September 30, 2015.
Interest and other expense. Interest and other expense increased to $22.5 million in the nine months ended September 30, 2016, from $22.1 million in the nine months ended September 30, 2015. The change was due primarily to a an increase in interest rates on our short-term debt during the nine month period ended September 30, 2016, compared to the same period ended September 30, 2015.
Provision for income taxes. Our effective income tax rate was 37.1 percent percent for the nine months ended September 30, 2016, and 38.4 percent percent for the nine months ended September 30, 2015. During the first quarter of 2016, we asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international businesses. During the nine months ended September 30, 2016, the assertion decreased deferred income taxes related to undistributed foreign earnings by $4.4 million and reduced the effective tax rate compared to the same period of 2015. Additionally, the effective income tax rate for both periods is greater than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit.
Net income. Net income increased 2.1 percent to $391.1 million in the nine months ended September 30, 2016, from $383.1 million in the nine months ended September 30, 2015. Basic and diluted net income per share increased 3.8 percent to $2.73 from $2.63.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In 2012, we entered into a senior unsecured revolving credit facility to partially fund the acquisition of Phoenix. In December 2014, we amended the revolving credit facility to increase the amount available from $500 million to $900 million and to extend the expiration date from October 2017 to December 2019, primarily to fund the acquisition of Freightquote. In 2013, we entered into a Note Purchase Agreement to fund the repurchase of $500 million worth of our common stock. The Note Purchase Agreement was amended in February 2015 to conform its financial covenants to be consistent with the amended revolving credit facility. We also expect to use the revolving credit facility and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases. Cash and cash equivalents totaled $224.4 million as of September 30, 2016, and $168.2 million as of December 31, 2015. Cash and cash equivalents held outside the United States totaled $166.6 million as of September 30, 2016, and $114.3 million as of December 31, 2015. Working capital at September 30, 2016, was $167.8 million and at December 31, 2015, was $282.1 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $376.8 million and $464.4 million of cash flow from operations during the nine months ended September 30, 2016 and September 30, 2015 respectively, a decrease of $87.6 million compared to the nine months ended September 30, 2015. This decrease is primarily related to a $51.1 million decline in our accrued compensation balance during the nine month period ending September 30, 2016. The accrual for compensation and profit sharing contribution is down due to the decrease in personnel expense related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability.
Cash used for investing activities. We used $292.0 million and $40.0 million of cash during the nine months ended September 30, 2016 and September 30, 2015 for investing activities.
We used $71.1 million and $32.8 million for capital expenditures during the nine months ended September 30, 2016 and September 30, 2015. This increase was primarily due to the purchase and development of software and the continued construction of a second data center. The total cost of the data center is expected to be approximately $30.8 million, of which approximately $21.9 million was spent through September 30, 2016. This data center was placed into service in October 2016. Information technology investments are intended to improve efficiencies and help grow the business.
We used $220.2 million, net of cash acquired, for the acquisition of APC Logistics on September 30, 2016. We used $367.1 million, net of cash acquired, for the acquisition of Freightquote in January 2015. On January 1, 2015, the restrictions on $359.4 million of restricted cash held in escrow were lifted and the funds were disbursed out of the escrow accounts, pursuant to the terms of the purchase agreement entered into in connection with the Freightquote acquisition.
Cash used for financing activities. We used $28.2 million and $398.2 million of cash flow for financing activities during the nine months ended September 30, 2016 and September 30, 2015.
During the nine months ended September 30, 2016 and September 30, 2015, we had net short-term borrowings of $275.0 million and $75.0 million. The increase was primarily due to borrowings to fund the acquisition of APC Logistics on September 30, 2016. The outstanding balance on the revolving credit facility was $725.0 million as of September 30, 2016. We were in compliance with all of the credit facility's financial debt covenants as of September 30, 2016.
We used $191.1 million and $171.4 million to pay cash dividends during the nine months ended September 30, 2016 and September 30, 2015. The increase was primarily due to a dividend rate increase in 2016 compared to 2015, partially offset by a decrease in weighted average shares outstanding during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.
We used $109.1 million and $161.1 million on share repurchases during the nine months ended September 30, 2016 and September 30, 2015. The change was due to a decrease in the number of of shares repurchased and the average price of the repurchased shares during the nine months ended September 30, 2016, compared to the same period of 2015. In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of September 30, 2016, there were 5,331,664 shares remaining for future repurchases under the repurchase authorization. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
We used $36.2 million and $11.0 million to acquire shares from employees through their withholding taxes resulting from the delivery of restricted equity during the nine months ended September 30, 2016 and September 30, 2015.
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

Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $39.8 million as of September 30, 2016, decreased compared to the allowance of $43.5 million as of December 31, 2015. The decrease was primarily the result of an improvement in our aging. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
Goodwill. We manage and report our operations as one operating segment. Our branches represent a series of components that are aggregated for the purpose of evaluating goodwill for impairment on an enterprise-wide basis. The fair value of the enterprise-wide reporting unit substantially exceeds the book value; therefore, we have determined that there is no indication of goodwill impairment as of September 30, 2016.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $224.4 million of cash and cash equivalents on September 30, 2016. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $900 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or "prime" plus the applicable add-on percentage as defined. At September 30, 2016, there was $725.0 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $175,000,000 of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023, (ii) $150,000,000 of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (iii) $175,000,000 of the company’s 4.60 percent Senior Notes, Series C, due August 27, 2033. At September 30, 2016, there was $500.0 million outstanding on the notes.
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
As previously announced, we acquired APC Logistics on September 30, 2016. We have not fully evaluated any changes in internal control over financial reporting associated with this acquisition, and therefore any material changes that may result from this acquisition have not been disclosed in this report. We intend to disclose all material changes resulting from the acquisition within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include this entity.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the company during the quarter ended September 30, 2016, of shares of the company's common stock.

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2016-July 31, 2016	37,043	$74.80	—	6,297,064
August 1, 2016-August 31, 2016	665,296	69.23	663,300	5,633,764
September 1, 2016-September 30, 2016	304,707	69.24	302,100	5,331,664
Third quarter 2016	1,007,046	$69.44	965,400	5,331,664

(a) The total number of shares purchased includes: (i) 965,400 shares of common stock purchased under the authorization described below; and (ii) 41,646 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(b) In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of September 30, 2016, there were 5,331,664 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits filed with, or incorporated by reference into, this report:

10.1
Share Sale Agreement dated August 31, 2016 by and among C.H. Robinson (Australia) Pty. Ltd, and each of the vendors set forth therein (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 31, 2016)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended September 30, 2016, formatted in XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2016.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By:	/s/ Andrew C. Clarke
Andrew C. Clarke
Chief Financial Officer (principal accounting officer)