Form 10-K
period 2016-12-31
C H ROBINSON WORLDWIDE INC
filed 2017-03-01
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $10,572,633,621 (based upon the closing price of $74.25 per common share on that date as quoted on The NASDAQ Global Select Market).
As of February 24, 2017, the number of shares outstanding of the registrant’s common stock, par value $.10 per share, was 141,359,579.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 12, 2017 (the “Proxy Statement”), are incorporated by reference in Part III.

C.H. ROBINSON WORLDWIDE, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2016

PART I

ITEM 1.	BUSINESS
Overview
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest third party logistics companies in the world with 2016 consolidated total revenues of $13.1 billion. We are a service company. We provide freight transportation services and logistics solutions to companies of all sizes, in a wide variety of industries. During 2016, we handled approximately 18.0 million shipments and worked with more than 113,000 active customers. We operate through a network of offices in North America, Europe, Asia, Australia, New Zealand, and South America. We have developed global transportation and distribution networks to provide transportation and supply chain services worldwide. As a result, we have the capability of facilitating most aspects of the supply chain on behalf of our customers. We have three reportable segments: North American Surface Transportation (“NAST”), Global Forwarding, and Robinson Fresh, with our remaining operating segments reported as All Other and Corporate. For financial information concerning our reportable segments and geographic regions, refer to Note 10 of our consolidated financial statements.
As a third party logistics provider, we enter into contractual relationships with a wide variety of transportation companies, and utilize those relationships to efficiently and cost-effectively transport our customers’ freight. We have contractual relationships with approximately 107,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), and air freight and ocean carriers. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate transportation for each shipment. Our model enables us to be flexible, provide solutions that optimize service for our customers, and minimize our asset utilization risk. As an integral part of our transportation services, we provide a wide range of value-added logistics services, such as freight consolidation, supply chain consulting and analysis, optimization, and reporting. Our transportation services are primarily provided through our NAST and Global Forwarding reportable segments.
In addition to transportation, we provide sourcing services under the trade name Robinson Fresh® (“Robinson Fresh”). Our sourcing services consist primarily of the buying, selling, and/or marketing of fresh fruits, vegetables, and other value-added perishable items. It was our original business when we were founded in 1905. The foundation for much of our logistics expertise can be traced to our significant experience in handling produce and temperature controlled commodities. We supply fresh produce through our network of independent produce growers and suppliers. Our customers include grocery retailers, restaurants, foodservice distributors, and produce wholesalers. In many cases, we also arrange the logistics and transportation of the products we sell and provide related supply chain services, such as replenishment, category management, and managed procurement services. We have developed proprietary brands of produce and have exclusive licensing agreements to distribute fresh and value-added produce under recognized consumer brand names. The produce for these brands is sourced through our preferred grower network and packed to order through contract packing agreements. We have instituted quality assurance and monitoring procedures with each of these preferred growers.
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
Our network offices work together to meet our customers’ needs and cross-sell our services. For large, multi-location customers, we often coordinate our efforts in global account centers or in one office and rely on multiple offices to deliver specific geographic or modal needs. The majority of our global network operates on a common technology platform that is used to match customer needs with supplier capabilities, to collaborate with other offices, and to utilize centralized support resources to complete all facets of the transaction.
Historically, we have grown primarily through internal growth, by increasing market share through the addition of new customers and expanding relationships with our current customers, adding new services, expanding our market presence and operations globally, and hiring additional employees. We have augmented our growth through selective acquisitions. In September 2016, we completed the acquisition of APC Logistics (“APC”), a privately held company based in Australia, for the purpose of expanding our global presence and bringing additional capabilities and expertise to our portfolio. APC provides international freight forwarding and customs brokerage services in Australia and New Zealand. APC operates in our Global Forwarding segment.

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
We provide all of the following transportation and logistics services:

•
Truckload-Through our contracts with motor carriers, we have access to dry vans, temperature controlled vans, flatbeds, and bulk capacity. We also offer time-definite and expedited truck transportation through these motor carriers.

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

•
Intermodal-Our intermodal transportation service is the shipment of freight in trailers or containers by a combination of truck and rail. We have intermodal marketing agreements with container owners and all Class 1 railroads in North America, and we arrange local pickup and delivery (known as drayage) through local contracted motor carriers. In addition, we own approximately 1,000 intermodal containers and lease approximately 800 containers.

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
Customers communicate their freight needs, typically on a shipment-by-shipment basis, to the C.H. Robinson team responsible for their account. The team ensures that all appropriate information about each shipment is available in our proprietary operating system. This information is entered by our employees, by the customer through our web tools, or received electronically from the customers’ systems. We utilize the information from our operating system and other available sources to select the best available carrier based upon factors such as their service score, equipment availability, freight rates, and other relevant factors.
Once the contracted carrier is selected, we receive the contract carriers’ commitment to provide the transportation. During the time when a shipment is executed, we connect continuously with the contract carrier to track the status of the shipment and assure that the unique needs of each of our customers is satisfied.
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
In the course of providing day-to-day transportation services, our employees often identify opportunities for additional logistics services as they become more familiar with our customers’ daily operations and the nuances of our customers’ supply chains. We offer a wide range of logistics services on a worldwide basis that reduce or eliminate supply chain inefficiencies. We will analyze the customers’ current transportation rate structures, modes of shipping, and carrier selection. We can identify opportunities to consolidate shipments for cost savings. We will suggest ways to improve operating and shipping procedures and manage claims. We can help customers minimize storage through crossdocking and other flow-through operations. Many of these services are provided in connection with providing the transportation services and are not typically priced separately. They are usually included as a part of the cost of transportation services provided by us, based on the nature of the customer relationship. In addition to these transportation services, we may provide additional logistics services, such as contract warehousing, consulting, transportation management, and other services, for which we are usually paid separately.
As we have emphasized integrated logistics solutions, our relationships with many customers have broadened, and we have become a key provider to them by managing a greater portion of their supply chains. We may serve our customers through specially created teams and through several locations. Our transportation services are provided to numerous international customers through our worldwide network. See Note 10 to our 2016 consolidated financial statements included in Part II, Item 8 of this report for disclosure of our total revenues from domestic and foreign customers for the years ended December 31, 2016, 2015, and 2014 and our long-lived assets as of December 31, 2016, 2015, and 2014 in the United States and in foreign locations.
The table below shows our net revenues by transportation mode, for the years ended December 31, (in thousands):

	2016	2015	2014	2013	2012
Truckload (1)	$1,257,191	$1,316,533	$1,190,372	$1,065,315	$1,113,116
LTL	381,817	360,706	258,884	239,477	224,160
Intermodal	33,482	41,054	40,631	39,084	38,815
Ocean	244,276	223,643	208,422	187,671	84,924
Air	82,167	79,096	79,125	73,089	44,444
Customs	50,509	43,929	41,575	36,578	18,225
Other Logistics Services	105,369	82,548	73,097	67,931	57,449
Total	$2,154,811	$2,147,509	$1,892,106	$1,709,145	$1,581,133
 ____________________________
(1) Prior to 2015, we reported revenues from the fees we earn from our cash advance option offered to our contract carriers separately from transportation revenues. Starting in the first quarter of 2015, on a retrospective basis, we are reporting these payment services revenues as a part of transportation total and net revenues.
Transportation services accounted for approximately 95 percent of net revenues in 2016 and 2015, and 94 percent of our net revenues in 2014. The increase in LTL in 2015 was primarily due to the acquisition of Freightquote.com, Inc. (“Freightquote”) on January 1, 2015. The increases in ocean, air, and customs revenues in 2013 were primarily related to our acquisition of

Phoenix International Freight Services, Ltd., (“Phoenix”), on November 1, 2012. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this report.
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
Our sourcing customer base includes grocery retailers, restaurants, foodservice distributors, and produce wholesalers.
Our sourcing services include forecasting and replenishment, brand management, and category development services. We have various national and regional branded produce programs, including both proprietary brands and national licensed brands. These programs contain a wide variety of high quality, fresh bulk, and value added fruits and vegetables. These brands have expanded our market presence and relationships with many of our retail customers. We have also instituted quality assurance and monitoring programs as part of our branded and preferred grower programs.
Sourcing accounted for approximately five percent of our net revenues in 2016 and 2015, and six percent of our net revenues in 2014.
Organization
Segment information. We have continued to expand our services and diversify our business and have also made changes to align executive oversight to the business. In late 2016, we made changes to our internal financial information that we use to make decisions, including the allocation of all shared costs to the business segments. Beginning with the fourth quarter of 2016, based on these changes and to align with our current management reporting structure, we concluded that we had three reportable segments: NAST, Global Forwarding, and Robinson Fresh, with our remaining operating segments reported as All Other and Corporate. The All Other and Corporate segment includes Managed Services, Other Surface Transportation outside of North America, and other miscellaneous revenues and unallocated corporate expenses. We group offices primarily by services they provide. See additional disclosure in Note 10 to our consolidated financial statements.
The NAST segment provides freight transportation services across North America through a network offices in the United States, Canada, and Mexico. The primary services provided by NAST include truckload, LTL, and intermodal.
The Global Forwarding segment provides global logistics services through an international network of offices in North America, Europe, Asia, Australia, New Zealand, and South America; and also contracts with independent agents worldwide. The primary services provided by Global Forwarding include ocean freight services, air freight services, and customs brokerage.
The Robinson Fresh segment provides sourcing under the trade name Robinson Fresh. Our sourcing services primarily include the buying, selling, and marketing of fresh fruits, vegetables, and other perishable items. Robinson Fresh sources products from around the world and has a physical presence in North America, Europe, Asia, and South America. This segment often provides the logistics and transportation of the products they sell, in addition to temperature controlled transportation services for its customers.
Our All Other and Corporate segment primarily consists of Managed Services and Other Surface Transportation outside of North America. Managed Services is primarily comprised of our division, TMC, which offers Managed TMS®. Managed TMS combines a global transportation management system (“TMS”), logistics process expertise, and consulting services. Customers can access cloud-based technology, logistics experts, and supply chain engineers to manage their day-to-day operations and optimize supply chain performance.
Other Surface Transportation revenues are primarily earned by our Europe Surface Transportation operating segment. Europe Surface Transportation provides services similar to NAST across Europe.

Office Network. To keep us close to our customers and markets, we operate through a network of offices in North America, Europe, Asia, Australia, New Zealand, and South America.
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
Network Employees. Employees both sell to and service their customers. Sales opportunities are identified through our internal database, referrals from current customers, leads generated by people through knowledge of their local and regional markets, and company marketing efforts. Employees are also responsible for recruiting new motor carriers, who are referred to our centralized carrier services group to confirm they are properly licensed and insured, have acceptable Federal Motor Carrier Safety Administration (“FMCSA”) issued safety ratings, and will enter into a contract for transportation services with C.H. Robinson.
Each office is responsible for its hiring and headcount decisions, based on the needs of their office and to balance personnel resources with business requirements. Because the quality of our employees is essential to our success, we are highly selective in our recruiting and hiring. To support our hiring processes, we have a corporate talent acquisition team that develops a pipeline of qualified candidates that managers can draw from. Our applicants typically have college degrees, and some have business experience, although not necessarily within the transportation industry.
Our employees go through centralized onboarding that emphasizes development of the skills necessary to become productive employees, including technology training on our proprietary systems and our customer service philosophy. Centralized training is followed by ongoing, on-the-job training. We expect most new employees to start contributing in a matter of weeks.
Compensation programs are performance-based and cash incentives are directly tied to productivity and performance. Most network management compensation is dependent on the profitability of their particular office. They are paid a performance-based bonus, which is a portion of the office’s earnings for that calendar year. The percentage they can potentially earn is predetermined in an annual bonus contract and is based on their productivity and contributions to the overall success of the office. Within our 401(k) plan, employees can also receive profit sharing contributions that depend on our overall profitability and other factors.
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
Shared Services. Our network offices are supported by our shared and centralized services. Approximately ten percent of our employees provide shared services in centralized centers. Approximately 50 percent of these shared services employees are information technology personnel who develop and maintain our proprietary operating system software and our wide area network.

Executive Officers
The Board of Directors designates the executive officers annually. Below are the names, ages, and positions of the executive officers:

Name	Age	Position
John P. Wiehoff	55	Chief Executive Officer, President, and Chairman of the Board
Robert C. Biesterfeld	41	President of North American Surface Transportation
Ben G. Campbell	51	Chief Legal Officer and Secretary
Andrew C. Clarke	46	Chief Financial Officer
Jeroen Eijsink	44	President of C.H. Robinson Europe
Angela K. Freeman	49	Chief Human Resources Officer
Jordan Kass	44	President of Managed Services
James P. Lemke	49	President of Robinson Fresh
Chad M. Lindbloom	52	Chief Information Officer
Christopher J. O’Brien	49	Chief Commercial Officer
Michael J. Short	46	President of Global Freight Forwarding
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
Robert C. Biesterfeld was named president of North American Surface Transportation in January 2016. Prior to that, Bob served as Vice President of Truckload from January 2014 to December 2015, Vice President of Sourcing and Temperature Controlled Transportation from January 2013 to December 2014, and General Manager for the U.S. West Sourcing Region for the company’s sourcing division from 2003 to 2011. He began his career with C.H. Robinson in 1999 in the Corporate Procurement and Distribution Services office. Bob serves on several industry and non-profit boards and committees. Bob graduated from Winona State University with a Bachelor of Arts degree.
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
Andrew C. Clarke was named Chief Financial Officer in June 2015. Prior to joining C.H. Robinson, Andrew was an industry consultant from February 2013 to May 2015. From July 2006 to February 2013, Andrew served as President and Chief Executive Officer of Panther Expedited Services, now a wholly owned subsidiary of Arkansas Best Corporation. Prior to that, Andrew served as Chief Financial Officer of Forward Air Corporation from 2001 to 2006. Previously, Andrew served on the Board of Directors for Blount International, Inc., Forward Air Corporation, and Pacer International, Inc. He holds a Bachelor of Science degree from Washington University in Missouri, and a Master of Business Administration degree from the University of Chicago Booth School of Business.
Jeroen Eijsink was named President of C.H. Robinson Europe in September 2015. Jeroen served as Chief Executive Officer of DHL Freight Germany, where he was responsible for the road and rail transport activities for DHL in Germany from March 2013 to August 2015. He also served as Chief Executive Officer of DHL Freight Belgium, Netherlands, and United Kingdom from January 2011 to February 2013 and managing director of DHL Freight United Kingdom and Ireland from May 2006 to December 2010.
Angela K. Freeman was named Chief Human Resources Officer in January 2015. Prior to that, she served as Vice President of Human Resources from August 2012 to December 2014. Previous positions with C.H. Robinson include Vice President of Investor Relations and Public Affairs from January 2009 to August 2012 and Director of Investor Relations and Director of Marketing Communications. She also serves as the president of the C.H. Robinson Worldwide Foundation. Prior to joining C.H. Robinson in 1998, Angela was with McDermott/O’Neill & Associates, a Boston-based public affairs firm. She holds a Bachelor of Arts degree and a Bachelor of Science degree from the University of North Dakota, and a Master of Science degree from the London School of Economics. Angela also serves on the Board of Directors of LeadersUp, a national non-profit organization.
Jordan T. Kass was named President of Managed Services in January 2015. He previously served as Vice President of Management Services from January 2013 to January 2015. Previous positions with C.H. Robinson include director of TMC. Jordan began his career in 1994 at American Backhaulers and subsequently joined C.H. Robinson in 2000 following our acquisition of American Backhaulers. Jordan holds a Bachelor of Arts degree from Indiana University.
James P. Lemke was named President of Robinson Fresh in January 2015. Prior to that, he served as Senior Vice President from December 2007 to December 2014, having previously served as Vice President, Sourcing since 2003. Prior to that time, he served as the Vice President and Manager of C.H. Robinson’s Corporate Procurement and Distribution Services office. Jim joined the company in 1989. Jim holds a Bachelor of Arts degree in International Relations from the University of Minnesota. Jim is also the chairman of the Foundation Board of the United Fresh Produce Association. He also serves as a director for Second Harvest Heartland.
Chad M. Lindbloom was named Chief Information Officer in January 2015. He served as Senior Vice President from 2007 to 2014 and Chief Financial Officer from 1999 until June 2015. From June 1998 until December 1999, he served as Corporate Controller. Chad joined the company in 1990. Chad holds a Bachelor of Science degree and a Master of Business Administration degree from the Carlson School of Management at the University of Minnesota.
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
Michael J. Short was named President of Global Freight Forwarding in May 2015. He joined C.H. Robinson through the acquisition of Phoenix International in 2012 and is an 18-year veteran of the global forwarding industry. Prior to being named President, Mike served as Vice President, Global Forwarding North America. Mike held a number of roles at Phoenix, including Regional Manager, General Manager of the St. Louis office, and Sales Manager. He graduated from the University of Missouri in 1993 with a Bachelor of Arts degree in Business.
Employees
As of December 31, 2016, we had a total of 14,125 employees, approximately 12,600 of whom were located in our network offices. Our remaining employees centrally serve our network of offices in areas such as finance, information technology, legal, marketing, and human resources.
Customer Relationships
We work to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing them with a full range of logistics services. During 2016, we served over 113,000 active customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries.
During 2016, our largest customer accounted for approximately two percent of total revenues. In recent years, we have grown by adding new customers and by increasing our volumes with, and providing more services to, our existing customers.
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
In 2016, we continued to expand our corporate sales, account management, and marketing support to enhance sales capabilities. Our executives and our corporate sales staff support our offices in the pursuit of new business with companies that have more complex logistics requirements.

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
In 2016, we worked with approximately 71,000 transportation providers worldwide, of which the vast majority are contracted motor carriers. To strengthen and maintain our relationships with motor carriers, our employees regularly communicate with carriers and try to assist them by increasing their equipment utilization, reducing their empty miles, and repositioning their equipment. To make it easier for contract carriers to work with us, we have a policy of payment upon receipt of proof of delivery. For those contract carriers who would like a faster payment, we also offer payment within 48 hours of receipt of proof of delivery in exchange for a discount, along with offering in-trip cash advances.
Contracted motor carriers provide access to dry vans, temperature controlled vans, flatbeds, and bulk capacity. These contract carriers are of all sizes, including owner-operators of a single truck, small and midsize fleets, private fleets, and the largest national trucking companies. Consequently, we are not dependent on any one contract carrier. Our largest truck transportation provider was less than 1.6 percent of our total cost of transportation in 2016. Motor carriers that had fewer than 100 tractors transported approximately 81 percent of our truckload shipments in 2016. Every motor carrier with which we do business is required to execute a contract that establishes that the carrier is acting as an independent contractor. At the time the contract is executed, and thereafter, through subscriptions with a third party service, we confirm that each motor carrier is properly licensed and insured, has the necessary federally-issued authority to provide transportation services, and has the ability to provide the necessary level of service on a dependable basis. Our motor carrier contracts require that the motor carrier issue invoices only to and accept payment solely from us for the shipments that they transport under their contract with us, and allow us to withhold payment to satisfy previous claims or shortages. Our standard contracts do not include volume commitments, and the initial contract rate is modified each time we confirm an individual shipment with a carrier.
We also have intermodal marketing agreements with container owners and all Class 1 railroads in North America, giving us access to additional trailers and containers. Our contracts with railroads specify the transportation services and payment terms by which our intermodal shipments are transported by rail. Intermodal transportation rates are typically negotiated between us and the railroad on a customer-specific basis. We own approximately 1,000 53-foot containers and lease approximately 800 containers. We believe that these containers have helped us better serve our customers, and we will continue to analyze the strategy of controlling containers.
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
Seasonality
Historically, our operating results have been subject to seasonal trends with operating income and earnings lower in the first quarter than in the other three quarters. We believe this historical pattern has been the result of, or influenced by, numerous factors, including national holidays, weather patterns, consumer demand, economic conditions, and other similar and subtle forces. Although seasonal changes in the transportation industry have not had a significant impact on our cash flow or results of operations, we expect this trend to continue and we cannot guarantee that it will not adversely impact us in the future. Our results did not follow this pattern in 2016 as we experienced pricing declines throughout the year.
Proprietary Information Technology and Intellectual Property
Our information systems are essential to efficiently communicate, service our customers and contracted carriers, and manage our business. In 2016, we executed approximately 18.0 million shipments for more than 113,000 active customers with more than 71,000 contract carriers.
We rely on a combination of trademarks, copyrights, trade secrets, and nondisclosure and non-competition agreements to establish and protect our intellectual property and proprietary technology. Additionally, we have numerous registered trademarks, trade names, and logos in the United States and international locations.
Our operations use Navisphere, a single platform that allows customers to communicate worldwide with every party in their supply chain across languages, currencies, and continents. Navisphere offers sophisticated business analytics to help improve supply chain performance and meet increasing customer demands.
The Navisphere Carrier web-based platform provides contracted carriers additional access to our systems. Contract carriers can access available freight, perform online check calls, keep track of receivables, and upload scanned documentation. Many of our carriers’ favorite features from Navisphere Carrier are also available through our Navisphere Carrier mobile application available for Android and IOS mobile operating systems.
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
As a property freight broker, we are not legally liable for damage to our customers’ cargo. In our customer contracts, we may agree to assume cargo liability up to a stated maximum. We typically do not assume cargo liability to our customers above minimum industry standards in our international freight forwarding, ocean transportation, or air freight businesses on international shipments and domestic air shipments. With regards to international freight forwarding, ocean transportation, international and domestic air freight shipments, and shipments transacted by Freightquote, we offer our customers the option to purchase shippers interest coverage to insure goods in transit. When we agree to store goods for our customers for longer terms, we provide limited warehouseman’s coverage to our customers and typically contract for warehousing services from companies that provide us the same degree of coverage.
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
Except for the historical information contained in this Form 10-K, the matters set forth in this document may be deemed to be forward-looking statements that represent our expectations, beliefs, intentions, or strategies concerning future events. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience or our present expectations, including, but not limited to, such factors such as changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impact of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel price increases or decreases, or fuel shortages; cyber-security related risks; the impact of war on the economy; changes to our capital structure, and other risks and uncertainties, including those described below. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update these statements in light of subsequent events or developments.

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

Higher carrier prices may result in decreased net revenue margin. Carriers can be expected to charge higher prices if market conditions warrant, or to cover higher operating expenses. Our net revenues and income from operations may decrease if we are unable to increase our pricing to our customers. Increased demand for truckload services and pending changes in regulations may reduce available capacity and increase carrier pricing. In some instances where we have entered into contract freight rates with customers, in the event market conditions change and those contracted rates are below market rates, we may be required to provide transportation services at a revenue loss.
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

Our dependence on third parties to provide equipment and services may impact the delivery and quality of our transportation and logistics services. We do not employ the people directly involved in delivering our customers’ freight. We depend on independent third parties to provide truck, rail, ocean, and air services and to report certain events to us, including delivery information and freight claims. These independent third parties may not fulfill their obligations to us, preventing us from meeting our commitments to our customers. This reliance also could cause delays in reporting certain events, including recognizing revenue and claims. In addition, if we are unable to secure sufficient equipment or other transportation services from third parties to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control, including:

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
We face substantial industry competition. Competition in the transportation services industry is intense and broad-based. We compete against traditional and non-traditional logistics companies, including transportation providers that own equipment, third party freight brokers, internet matching services, internet freight brokers, carriers offering logistics services, and on-demand transportation service providers. We also compete against carriers’ internal sales forces. In addition, customers can bring in-house some of the services we provide to them. We often buy and sell transportation services from and to many of our competitors. Increased competition could reduce our market opportunity and create downward pressure on freight rates, and continued rate pressure may adversely affect our net revenue and income from operations. In some instances where we have entered into contract freight rates with customers, in the event market conditions change and those contracted rates are below market rates, we may be required to provide transportation services at a revenue loss.
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
Because we manage our business on a decentralized basis, our operations may be materially adversely affected by inconsistent management practices. We manage our business on a decentralized basis through a network of offices throughout North America, Europe, Asia, Australia, New Zealand, and South America, supported by executives and shared and centralized services, with local management responsible for day-to-day operations, profitability, personnel decisions, the growth of the business, and adherence to applicable local laws. Our decentralized operating strategy can make it difficult for us to implement strategic decisions and coordinated procedures throughout our global operations. In addition, some of our offices operate with management, sales, and support personnel that may be insufficient to support growth in their respective location without significant central oversight and coordination. Our decentralized operating strategy could result in inconsistent management practices and materially and adversely affect our overall profitability and expose us to litigation.
Our earnings may be affected by seasonal changes in the transportation industry. Results of operations for our industry generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. Historically, operating income and earnings are lower in the first quarter than in the other three quarters. We believe this historical pattern has been the result of, or influenced by, numerous factors, including national holidays, weather patterns, consumer demand, economic conditions, and other similar and subtle forces. Although seasonal changes in the transportation industry have not had a significant impact on our cash flow or results of operations, we expect this trend to continue and we cannot guarantee that it will not adversely impact us in the future. Our results did not follow this pattern in 2016 as we experienced pricing declines throughout the year.

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
Our sourcing business is dependent upon the supply and price of fresh produce. The supply and price of fresh produce is affected by weather and growing conditions (such as drought, insects, and disease) and other conditions over which we have no control. Commodity prices can be affected by shortages or overproduction and are often highly volatile. If we are unable to secure fresh produce to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. To assure access to certain commodities, we occasionally make monetary advances to growers to finance their operations. Repayment of these advances is dependent upon the growers’ ability to grow and harvest marketable crops.
Buying and reselling fresh produce exposes us to possible product liability. Agricultural chemicals used on fresh produce are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Product recalls in the produce industry have been caused by concern about particular chemicals and alleged contamination, often leading to lawsuits brought by consumers of allegedly affected produce. We may face claims for a variety of damages arising from the sale of produce, which may include potentially uninsured consequential damages. While we are insured for up to $201 million for product liability claims, settlement of class action claims, subject to a $250,000 deductible, is often costly, and we cannot guarantee that our liability coverage will be adequate and will continue to be available. If we have to recall produce, we may be required to bear the cost of repurchasing, transporting, and destroying any allegedly contaminated product, as well as consequential damages. We carry product recall insurance coverage of $50 million. This policy has a retention of $5 million per incident. Any recall or allegation of contamination could affect our reputation, particularly of our proprietary and/or licensed branded produce programs. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.
Our business depends upon compliance with numerous government regulations. Our operations may be regulated and licensed by various federal, state, and local transportation agencies in the United States and similar governmental agencies in foreign countries in which we operate.
We are subject to licensing and regulation as a property freight broker and are licensed by the DOT to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. We are also subject to regulation by the Federal Maritime Commission as an ocean freight forwarder and a NVOCC, and we maintain separate bonds and licenses for each. We operate as a Department of Homeland Security certified Indirect Air Carrier, providing air freight services, subject to commercial standards set forth by the International Air Transport Association and federal regulations issued by the Transportation Security Administration. We provide customs brokerage services as a customs broker under a license issued by the Bureau of U.S. Customs and Border Protection. We also have and maintain other licenses as required by law.
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
Our contract carriers are subject to increasingly stringent laws protecting the environment, including those relating to climate change, which could directly or indirectly have a material adverse effect on our business. Future and existing environmental regulatory requirements in the U.S. and abroad could adversely affect operations and increase operating expenses, which in turn could increase our purchased transportation costs. If we are unable to pass such costs along to our customers, our business could be materially and adversely affected. Even without any new legislation or regulation, increased public concern regarding greenhouse gases emitted by transportation carriers could harm the reputations of companies operating in the transportation logistics industries and shift consumer demand toward more locally sourced products and away from our services.
We derive a significant portion of our total revenues and net revenues from our largest customers. Our top 100 customers comprise approximately 30 percent of our consolidated total revenues and 26 percent of consolidated net revenues. Our largest customer comprises approximately two percent of our consolidated total revenues. The sudden loss of many of our major clients could materially and adversely affect our operating results.
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
Our corporate headquarters is in Eden Prairie, Minnesota. The total square footage of our four buildings in Eden Prairie is 357,000. This total includes approximately 221,000 square feet used for our corporate and shared services, our data center of approximately 18,000 square feet, and 118,000 square feet used for office operations. Additionally, during 2016, we completed construction of a second data recovery center of 32,000 square feet in southeastern Minnesota.
Most of our offices are leased from third parties under leases with initial terms ranging from three to fifteen years. Our office locations range in space from 1,000 to 208,000 square feet. Because we are a global enterprise characterized by substantial intersegment cooperation, properties are often used by multiple business segments. The following table lists our office locations of greater than 20,000 square feet:

Location	Approximate Square Feet
Kansas City, MO(1)	208,000
Eden Prairie, MN	153,000
Eden Prairie, MN(1)	105,000
Eden Prairie, MN(1)	81,000
Chicago, IL(1)	80,000
Wood Dale, IL	72,000
Chicago, IL	48,000
Auburn Hills, MI	41,000
Atlanta, GA	40,000
Amsterdam, NL	37,000
Oronoco, MN(1)	32,000
Shanghai, CN	29,000
Atlanta, GA	27,350
Elk Grove Village, IL	25,000
Woodridge, IL	22,000
Minneapolis, MN	21,000
 ____________________________

(1)	These properties are owned. All other properties in the table above are leased from third parties.

We also own or lease warehouses totaling approximately 1.4 million square feet of space in nearly 40 cities around the world. The following table lists our warehouses over 50,000 square feet:

Location	Approximate Square Feet
Carson, CA	228,000
Des Plaines, IL	219,000
San Bernardino, CA	104,500
Atlanta, GA	95,000
Bethlehem, PA	85,000
Vancouver, WA	79,000
Edinburg, TX	72,000
Miramar, FL	67,000
Bydgoszcz, PL	52,000
Cobden, IL(1)	52,000
 ____________________________

(1)	These properties are owned. All other properties in the table above are leased from third parties.

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
Quarterly market information can be found in Part II, Item 8. Financial Statements and Supplementary Data, Note 13.
On February 24, 2017, the closing sales price per share of our common stock as quoted on the NASDAQ Global Select Market was $80.13 per share. On February 24, 2017, there were approximately 148 holders of record and approximately 84,799 beneficial owners of our common stock.
We declared quarterly dividends during 2015 aggregating to $1.57 per share and quarterly dividends during 2016 aggregating to $1.74 per share. We have declared a quarterly dividend of $0.45 per share payable to shareholders of record as of March 3, 2017, payable on March 31, 2017. Our declaration of dividends is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon our results of operations, capital requirements and financial condition, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or continue to pay dividends on the shares of common stock in the future.
The following table provides information about company purchases of common stock during the quarter ended December 31, 2016:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2016-October 31, 2016	304,383	$69.25	302,100	5,029,564
November 1, 2016-November 30, 2016	81,430	74.83	80,000	4,949,564
December 1, 2016-December 31, 2016	533,659	75.15	531,000	4,418,564
Fourth quarter 2016	919,472	$73.18	913,100	4,418,564
________________________________
(a) The total number of shares purchased includes: (i) 913,100 shares of common stock purchased under the authorization described below; and (ii) 6,372 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(b) In August 2013, the Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. As of December 31, 2016, there were 4,418,564 shares remaining for future repurchases under this authorization. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated share repurchase programs.

The graph below compares the cumulative 5-year total return of holders of C.H. Robinson Worldwide, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Transportation index, and the S&P Midcap 400 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2011 to December 31, 2016.

	December 31,
	2011	2012	2013	2014	2015	2016
C.H. Robinson Worldwide, Inc.	$100.00	92.62	87.61	115.07	97.55	118.03
S&P 500	$100.00	116.00	153.58	174.60	177.01	198.18
S&P Midcap 400	$100.00	117.88	157.37	172.74	168.98	204.03
NASDAQ Transportation	$100.00	106.01	143.98	202.99	173.16	207.87
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA
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

STATEMENT OF OPERATIONS DATA
Year Ended December 31,	2016	2015	2014	2013	2012 (1)
Total revenues	$13,144,413	$13,476,084	$13,470,067	$12,752,076	$11,359,113
Net revenues	2,277,528	2,268,480	2,007,652	1,836,095	1,717,571
Income from operations	837,531	858,310	748,418	682,650	675,320
Net income	513,384	509,699	449,711	415,904	593,804
Net income per share
Basic	$3.60	$3.52	$3.06	$2.65	$3.68
Diluted	$3.59	$3.51	$3.05	$2.65	$3.67
Weighted average number of shares outstanding (in thousands)
Basic	142,706	144,967	147,202	156,915	161,557
Diluted	142,991	145,349	147,542	157,080	161,946
Dividends per share	$1.74	$1.57	$1.43	$1.40	$1.34

BALANCE SHEET DATA
As of December 31,
Working capital	$162,384	$282,101	$529,599	$394,504	$440,073
Total assets	3,687,758	3,184,358	3,214,338	2,802,818	2,804,225
Current portion of debt	740,000	450,000	605,000	375,000	253,646
Long-term notes payable	500,000	500,000	500,000	500,000	—
Stockholders’ investment	1,257,847	1,150,450	1,047,015	939,724	1,504,372

OPERATING DATA
As of December 31,
Employees	14,125	13,159	11,521	11,676	10,929
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
OVERVIEW
Our company. We are a global provider of transportation services and logistics solutions, operating through a network of offices in North America, Europe, Asia, Australia, New Zealand, and South America. As a third party logistics provider, we enter into contractual relationships with a wide variety of transportation companies, and utilize those relationships to efficiently and cost effectively transport our customers’ freight. We have contractual relationships with approximately 107,000 transportation companies, including motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate transportation for each shipment. Our model enables us to be flexible, provide solutions that optimize service for our customers, and minimize our asset utilization risk.
In addition to transportation and logistics services, we also provide sourcing services. Our sourcing business consists of buying, selling, and marketing fresh produce. We purchase fresh produce through our network of produce suppliers and sell it to grocery retailers, restaurants, foodservice distributors, and produce wholesalers. In some cases, we also arrange the transportation of the produce we sell through our relationships with specialized transportation companies. Transportation revenues generated by Robinson Fresh are included in our transportation service line in the first two tables below, but are included in Robinson Fresh in the segment revenue table below.
Our reportable segments are North American Surface Transportation (“NAST”), Global Forwarding, Robinson Fresh, and All Other and Corporate. The All Other and Corporate segment includes Managed Services, Other Surface Transportation outside of North America, and other miscellaneous revenues and unallocated corporate expenses. We group offices primarily by services they provide. For financial information concerning our reportable segments and geographic regions, refer to Note 10 of our consolidated financial statements.
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
In 2016, changing market conditions impacted our results. We had volume increases in nearly all of our service lines, but also experienced pricing declines, which impacted our net revenue margins. Truckload margin compression was a challenge to our earnings per share during the second half of the year. In September 2016, we completed the acquisition of APC Logistics (“APC”), a privately held company based in Australia, for the purpose of expanding our global presence and bringing additional capabilities and expertise to the our portfolio. APC provides international freight forwarding and customs brokerage services in Australia and New Zealand. APC operates in our Global Forwarding segment.
Fuel prices declined throughout 2015, which contributed to slower growth of our total revenues and an increase in our transportation net revenue margins. In 2015, we completed the acquisition of Freightquote.com, Inc. (“Freightquote”), a privately held freight broker based in Kansas City, Missouri. Freightquote provides services throughout North America. The acquisition enhances and brings synergies to our LTL and truckload businesses, and expands our ecommerce capabilities. Freightquote operates in our NAST segment. The acquisition of Freightquote contributed approximately 6.5 percentage points to our consolidated net revenue growth in 2015, primarily in our LTL service line.
We keep our personnel and other operating expenses as variable as possible. Compensation is tied to productivity and performance. Each office is responsible for its hiring and headcount decisions, based on the needs of their office and to balance personnel resources with business requirements. This helps keep our personnel expense as variable as possible with the business.

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
Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount increased by 966 employees during 2016, which includes approximately 300 employees added as a result of the APC acquisition. Compensation programs are performance-based and cash incentive is directly tied to productivity and performance. Most network management compensation is dependent on the profitability of their particular office. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity. All of our managers and certain other employees who have significant responsibilities are eligible to receive equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders.
Our customers. In 2016, we worked with more than 113,000 active customers. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very diverse and unconcentrated. In 2016, our top 100 customers represented approximately 30 percent of our total revenues and approximately 26 percent of our net revenues. Our largest customer was approximately two percent of our total revenues.
Our contracted carriers. Our contracted carrier base includes motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. In 2016, we worked with approximately 71,000 transportation providers worldwide, up from approximately 68,000 in 2015. Motor carriers that had fewer than 100 tractors transported approximately 81 percent of our truckload shipments in 2016. In our transportation business, no single contracted carrier represents more than approximately 1.6 percent of our contracted carrier capacity.

CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our total revenues by service line (dollars in thousands):

For the years ended December 31,	2016	2015	Change	2014	Change
Transportation	$11,704,745	$11,989,780	(2.4)%	$11,936,512	0.4%
Sourcing	1,439,668	1,486,304	(3.1)%	1,533,555	(3.1)%
Total	$13,144,413	$13,476,084	(2.5)%	$13,470,067	—%

The following table illustrates our net revenue margins by service line:

For the years ended December 31,	2016	2015	2014
Transportation	18.4%	17.9%	15.9%
Sourcing	8.5%	8.1%	7.5%
Total	17.3%	16.8%	14.9%

The following table summarizes our net revenues by service line (dollars in thousands):

For the years ended December 31,	2016	2015	Change	2014	Change
Net revenues:
Transportation
Truckload (1)	$1,257,191	$1,316,533	(4.5)%	$1,190,372	10.6%
LTL (2)	381,817	360,706	5.9%	258,884	39.3%
Intermodal	33,482	41,054	(18.4)%	40,631	1.0%
Ocean	244,276	223,643	9.2%	208,422	7.3%
Air	82,167	79,096	3.9%	79,125	—%
Customs	50,509	43,929	15.0%	41,575	5.7%
Other Logistics Services	105,369	82,548	27.6%	73,097	12.9%
Total Transportation	2,154,811	2,147,509	0.3%	1,892,106	13.5%
Sourcing	122,717	120,971	1.4%	115,546	4.7%
Total	$2,277,528	$2,268,480	0.4%	$2,007,652	13.0%
__________________________
(1) Prior to 2015, we reported revenues from the fees we earn from our cash advance option offered to our contract carriers separately from transportation revenues. Starting in the first quarter of 2015, on a retrospective basis, we report these payment services revenues as a part of transportation total and net revenues.
(2) Less than truckload (“LTL”).

The following table represents certain statements of operations data, shown as percentages of our net revenues:

For the years ended December 31,	2016	2015	2014
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	46.8%	46.3%	46.8%
Other selling, general, and administrative expenses	16.4%	15.8%	15.9%
Total operating expenses	63.2%	62.2%	62.7%
Income from operations	36.8%	37.8%	37.3%
Interest and other expense	(1.1)%	(1.6)%	(1.2)%
Income before provision for income taxes	35.7%	36.3%	36.0%
Provision for income taxes	13.1%	13.8%	13.6%
Net income	22.5%	22.5%	22.4%

The following table summarizes our results by reportable segment (dollars in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Twelve months ended December 31, 2016
Revenues	$8,737,716	$1,574,686	$2,344,131	$487,880	$—	$13,144,413
Intersegment revenues	298,438	30,311	119,403	2,211	(450,363)	—
Total Revenues	9,036,154	1,604,997	2,463,534	490,091	(450,363)	13,144,413
Net Revenues	1,524,355	397,537	234,794	120,842	—	2,277,528
Operating Income	$674,436	$80,931	$75,757	$6,407	$—	$837,531

Twelve months ended December 31, 2015
Revenues	$8,968,349	$1,639,944	$2,395,440	$472,351	$—	$13,476,084
Intersegment revenues	271,557	19,102	89,033	2,107	(381,799)	—
Total Revenues	9,239,906	1,659,046	2,484,473	474,458	(381,799)	13,476,084
Net Revenues	1,564,917	365,467	235,334	102,762	—	2,268,480
Operating Income/(Loss)	$718,329	$76,081	$81,332	$(17,432)	$—	$858,310

Twelve months ended December 31, 2014
Revenues	$8,738,747	$1,708,789	$2,483,163	$539,368	$—	$13,470,067
Intersegment revenues	254,821	22,492	62,575	1,294	(341,182)	—
Total Revenues	8,993,568	1,731,281	2,545,738	540,662	(341,182)	13,470,067
Net Revenues	1,351,335	350,193	203,591	102,533	—	2,007,652
Operating Income/(Loss)	$644,708	$55,591	$62,395	$(14,276)	$—	$748,418

2016 COMPARED TO 2015
Total revenues and direct costs. Total transportation revenues decreased 2.4 percent to $11.7 billion in 2016 from $12.0 billion in 2015. This decrease in transportation revenues was driven by lower customer pricing in truckload, partially offset by volume increases in nearly all of our transportation modes. Total purchased transportation and related services decreased 3.0 percent in 2016 to $9.5 billion from $9.8 billion in 2015. This decrease was due to decreased transportation costs, partially offset by higher volumes in nearly all of our transportation modes. Total sourcing revenues decreased 3.1 percent to $1.4 billion in 2016 from $1.5 billion in 2015. Purchased products sourced for resale decreased 3.5 percent in 2016 to $1.3 billion from $1.4 billion in 2015. These decreases were primarily due to lower market pricing and change in service mix.
Net revenues. Total transportation net revenues increased 0.3 percent in 2016 to $2.2 billion from $2.1 billion in 2015. Our transportation net revenue margin increased to 18.4 percent in 2016 from 17.9 percent in 2015. This increase in net revenue margin was driven by decreases in transportation costs and customer pricing, including fuel. Total sourcing net revenues increased 1.4 percent to $122.7 million in 2016 from $121.0 million in 2015. This increase was primarily due to a case volume increase across a variety of commodities and services, partially offset by a decrease in net revenue per case. Sourcing net revenue margin increased to 8.5 percent in 2016 from 8.1 percent in 2015.
Operating expenses. Operating expenses consist of personnel and selling, general, and administrative expenses. Operating expenses increased 2.1 percent to $1.44 billion in 2016 from $1.41 billion in 2015. This was due to an increase of 1.3 percent in personnel expenses and an increase of 4.5 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses increased to 63.2 percent in 2016 from 62.2 percent in 2015.
Our personnel expenses are driven primarily by headcount and earnings growth. In 2016, personnel expenses increased 1.3 percent to $1.06 billion from $1.05 billion in 2015. Personnel expenses as a percentage of net revenue increased in 2016 to 46.8 percent from 46.3 percent in 2015. The increase in personnel expense was due primarily to an increase in average headcount growth of 6.0 percent in 2016, due in part to the acquisition of APC. The headcount growth was partially offset by decreases in personnel expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability.

Other selling, general, and administrative expenses increased 4.5 percent to $375.1 million in 2016 from $358.8 million in 2015. This increase in selling, general, and administrative expenses was primarily due to increases in warehousing and travel expenses, partially offset by decreases in the provision for bad debt and occupancy expenses.
Income from operations. Income from operations decreased 2.4 percent to $837.5 million in 2016 from $858.3 million in 2015. Income from operations as a percentage of net revenues decreased to 36.8 percent in 2016 from 37.8 percent in 2015. This decrease was due to our operating expenses growing more than our net revenues.
Interest and other expense. Interest and other expense was $25.6 million in 2016 compared to $35.5 million in 2015. During the fourth quarter of 2015, we wrote off an indemnification asset of $7.2 million related to the acquisition of Phoenix as the indemnification obligations of the sellers expired. The impact of this write off was partially offset within the provision for income taxes by related tax liabilities that expired under applicable statute of limitations.
Provision for income taxes. Our effective income tax rate was 36.8 percent for 2016 and 38.1 percent for 2015. During the first quarter of 2016, we asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international businesses. During 2016, the assertion decreased deferred income taxes related to undistributed foreign earnings and reduced the effective tax rate compared to 2015. In 2016, our indefinite reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries, provided an approximate $5.1 million benefit to our provision for income taxes. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $16.6 million as of December 31, 2016. Additionally, the effective income tax rate for both periods is greater than the statutory federal income tax rate, primarily due to state income taxes, net of federal benefit.
Net income. Net income increased 0.7 percent to $513.4 million in 2016 from $509.7 million in 2015. Basic net income per share increased 2.3 percent to $3.60 from $3.52 in 2015. Diluted net income per share increased 2.3 percent to $3.59 from $3.51 in 2015.

SEGMENT RESULTS OF OPERATIONS - 2016 COMPARED TO 2015
North American Surface Transportation. NAST total revenues, including intersegment revenues, decreased 2.2 percent to $9.0 billion in 2016 compared to $9.2 billion in 2015. This was primarily due to decreased pricing to our customers, partially offset by increased volumes. NAST cost of purchased transportation and related services decreased 2.1 percent to $7.5 billion in 2016 from $7.7 billion in 2015. This decrease was primarily due to lower transportation costs. Total NAST net revenues decreased 2.6 percent to $1.5 billion in 2016 from $1.6 billion in 2015. The decrease was driven by a decline in truckload and intermodal net revenues, partially offset by an increase in LTL net revenues.
NAST truckload net revenues decreased 4.7 percent in 2016 to $1.1 billion from $1.2 billion in 2015. NAST truckload volumes increased approximately 5.5 percent in 2016 compared to 2015. NAST truckload net revenue margin decreased in 2016 compared to 2015, due primarily to lower customer pricing.
NAST truckload net revenues accounted for approximately 92 percent of our total North America truckload net revenues in 2016 and approximately 92 percent in 2015. The majority of the remaining North American truckload net revenues is included in Robinson Fresh. Excluding the estimated impacts of the change in fuel prices, our average North America truckload rate per mile charged to our customers decreased approximately 5.0 percent in 2016 compared to 2015. Excluding the estimated impacts of the change in fuel prices, our average North America truckload transportation cost per mile decreased approximately 4.5 percent in 2016 compared to 2015.
NAST LTL net revenues increased 5.1 percent in 2016 to $366.1 million from $348.3 million in 2015. NAST LTL volumes increased approximately 7.5 percent in 2016 compared to 2015 and net revenue margin increased slightly.
NAST intermodal net revenues decreased 20.1 percent to $31.3 million in 2016 from $39.2 million in 2015. This was primarily due to declines in net revenue margin and volumes. During 2016, intermodal opportunities were negatively impacted by the alternative lower-cost truck market.
NAST operating expenses increased 0.4 percent in 2016 to $849.9 million from $846.6 million in 2015. This was primarily due to increases in selling, general, and administrative expenses, partially offset by a decrease in personnel expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability. The operating expenses of NAST and all other segments include allocated corporate expenses.
NAST operating income decreased 6.1 percent to $674.4 million in 2016 from $718.3 million in 2015. This was primarily due to a decline in total revenues and net revenues caused by lower customer pricing.

Global Forwarding. Global Forwarding total revenues, including intersegment revenues, decreased 3.3 percent to $1.6 billion in 2016 from $1.7 billion in 2015. This decrease was primarily related to lower customer pricing across ocean and air services, partially offset by increased volumes in all services. Global Forwarding costs of transportation and related services decreased 6.7 percent to $1.2 billion in 2016 from $1.3 billion in 2015. Global Forwarding net revenues increased 8.8 percent to $397.5 million in 2016 from $365.5 million in 2015. Global Forwarding net revenue margin increased due to transportation costs declining at a faster rate than customer pricing.
Ocean transportation net revenues increased 9.4 percent to $244.2 million in 2016 from $223.3 million in 2015. This was primarily due to increases in volumes. Air net revenues increased 3.9 percent to $76.1 million in 2016 from $73.3 million in 2015. This was primarily due to increases in volumes offset by pricing declines. Customs net revenues increased 14.9 percent to $50.5 million in 2016 from $44.0 million in 2015. The increase was primarily due to increased transaction volumes.
Global Forwarding operating expenses increased 9.4 percent in 2016 to $316.6 million from $289.4 million in 2015. This increase was primarily due to an increase in claims expense, and the acquisition of APC on September 30, 2016.
Global Forwarding operating income increased 6.4 percent in 2016 to $80.9 million from $76.1 million in 2015. This was primarily due to an increase in net revenues driven by higher volumes, partially offset by increased operating expenses.
Robinson Fresh. Robinson Fresh total revenues, including intersegment revenues, decreased 0.8 percent to $2.46 billion in 2016 from $2.48 billion in 2015. Robinson Fresh costs of transportation and related services and purchased products sourced for resale decreased 0.9 percent in to $2.23 billion in 2016 from $2.25 billion in 2015. Robinson Fresh net revenues decreased 0.2 percent to $234.8 million in 2016 from $235.3 million in 2015. This decrease was due to declines in transportation net revenues, partially offset by an increase in sourcing net revenue.
Robinson Fresh net revenues from sourcing services increased 1.4 percent to $122.7 million in 2016 from $121.0 million in 2015. This increase was primarily due to a case volume increase across a variety of commodities and services, partially offset by a decrease in net revenue per case. Robinson Fresh net revenues from transportation services decreased 2.0 percent to $112.1 million in 2016 from $114.4 million in 2015. Robinson Fresh transportation net revenue margin decreased in 2016 compared to 2015, due primarily to lower customer pricing.
Robinson Fresh operating expenses increased 3.3 percent to $159.0 million in 2016 from $154.0 million in 2015. This increase was primarily due to an increase in warehousing expenses. In 2016, growth in Robinson Fresh headcount was offset by a decrease in variable compensation.
Robinson Fresh operating income decreased 6.9 percent to $75.8 million in 2016 from $81.3 million in 2015. This was primarily due to a decrease in transportation services net revenues, and an increase in operating expenses.
All Other and Corporate. All Other and Corporate includes our Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses. Managed Services provides Transportation Management Services, or Managed TMS. Other Surface Transportation revenues are primarily earned by Europe Surface Transportation. Europe Surface Transportation provides services similar to NAST across Europe.
Managed Services net revenues increased 32.7 percent to $64.7 million in 2016 from $48.7 million in 2015. This increase was primarily due to volume growth with new and existing customers. Other Surface Transportation net revenues increased 3.9 percent to $56.1 million in 2016 from $54.0 million in 2015, primarily the result of volume growth in Europe Surface Transportation.

2015 COMPARED TO 2014
Total revenues and direct costs. Total transportation revenues increased 0.4 percent to $12.0 billion in 2015 from $11.9 billion in 2014. The increase in total transportation revenues was driven by our acquisition of Freightquote on January 1, 2015, and higher volumes in nearly all of our transportation modes. The increase was partially offset by decreased pricing to our customers primarily related to the declining cost of fuel. Total purchased transportation and related services decreased 2.0 percent in 2015 to $9.8 billion from $10.0 billion in 2014. This decrease was due to decreased transportation costs, primarily related to the declining cost of fuel, partially offset by the acquisition of Freightquote and higher volumes in nearly all of our transportation modes. Our sourcing revenue decreased 3.1 percent to $1.49 billion in 2015 from $1.53 billion in 2014. Purchased products sourced for resale decreased 3.7 percent in 2015 to $1.37 billion from $1.42 billion in 2014. These decreases were primarily due to decreased revenue and cost per case, partially offset by increased case volumes.

Net revenues. Total transportation net revenues increased 13.5 percent to $2.1 billion in 2015 from $1.9 billion in 2014. Our transportation net revenue margin increased to 17.9 percent in 2015 from 15.9 percent in 2014. This increase in net revenue margin was driven by a decrease in transportation costs, including fuel, and a change in the mix of business due to growth in shorter length of haul freight and the addition of Freightquote. Total sourcing net revenues increased 4.7 percent to $121.0 million in 2015 from $115.5 million in 2014. This increase was primarily due to an increase in case volumes, partially offset by a decrease in net revenue per case. Sourcing net revenue margin increased to 8.1 percent in 2015 from 7.5 percent in 2014.
Operating expenses. Operating expenses consist of personnel and selling, general, and administrative expenses. Operating expenses increased 12.0 percent to $1.4 billion in 2015 from $1.3 billion in 2014. This was due to an increase of 12.0 percent in personnel expenses and an increase of 12.0 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses decreased to 62.2 percent in 2015 from 62.7 percent in 2014.
Our personnel expenses are driven by headcount and earnings growth. In 2015, personnel expenses increased to $1.1 billion from $0.9 billion in 2014. Our personnel expenses as a percentage of net revenue decreased in 2015 to 46.3 percent from 46.8 percent in 2014. The increase in personnel expense was due primarily to average headcount growth of approximately 14 percent in 2015. Freightquote contributed approximately eight percentage points of the growth in average headcount during 2015. In addition, we experienced growth in expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability.
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
Interest and other expense. Interest and other expense was $35.5 million in 2015 compared to $25.0 million in 2014. During the fourth quarter of 2015, we wrote off an indemnification asset of $7.2 million related to the acquisition of Phoenix as the indemnification obligations of the sellers expired. The impact of this write off was partially offset within the provision for income taxes by related tax liabilities that expired under applicable statute of limitations. In addition, we had a higher average outstanding balance on our short-term borrowings throughout 2015 compared to 2014, primarily due to the acquisition of Freightquote.
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

SEGMENT RESULTS OF OPERATIONS - 2015 COMPARED TO 2014
North American Surface Transportation. NAST total revenues, including intersegment revenues, increased 2.7 percent to $9.2 billion in 2015 from to $9.0 billion in 2014. This increase was primarily due to our acquisition of Freightquote and higher volumes in LTL, partially offset by declines in truckload pricing to customers. NAST cost of purchased transportation and related services increased 0.4 percent to $7.7 billion in 2015 from $7.6 billion in 2014. This increase was due to our acquisition of Freightquote and higher volumes in nearly all of our transportation modes, offset by decreased transportation costs, primarily related to the declining cost of fuel. Total NAST net revenues increased 15.8 percent to $1.6 billion in 2015 from $1.4 billion in 2014. This increase was primarily driven by the Freightquote acquisition.
NAST truckload net revenues increased 11.0 percent in 2015 to $1.2 billion from $1.1 billion in 2014. Our acquisition of Freightquote contributed approximately four percentage points to NAST truckload net revenue growth in 2015. NAST truckload volumes increased approximately seven percent in 2015 compared to 2014. NAST truckload net revenue margin increased in 2015 compared to 2014, due primarily to the declining cost of fuel.
NAST truckload accounted for approximately 92 percent of our total North America truckload services net revenues in 2015 and approximately 94 percent in 2014. The majority of the remaining North American truckload services net revenues are included in Robinson Fresh. Excluding the estimated impacts of the change in fuel prices, our average North America truckload rate per mile charged to our customers increased approximately one percent in 2015 compared to 2014. Our truckload transportation costs were relatively unchanged, excluding the estimated impacts of the change in fuel.
NAST LTL increased approximately 40 percent in 2015 to $348.3 million from $248.0 million in 2014. Freightquote contributed approximately 34 percentage points to NAST LTL net revenue growth in 2015. NAST LTL volumes increased approximately 35 percent in 2015 compared to 2014. Net revenue margin increased in 2015 as a result of a change in our freight mix with more small customers from the higher margin Freightquote business.
NAST intermodal net revenues increased 1.7 percent to $39.2 million in 2015 from $38.6 million in 2014. Freightquote contributed approximately $3.4 million to our NAST intermodal revenues in 2015. Conversion to truckload from intermodal negatively impacted intermodal volumes and net revenues throughout 2015.
NAST operating expenses increased 19.8 percent in 2015 to $846.6 million from $706.6 million in 2014. This was primarily due to an increase in both personnel and selling, general and administrative expenses related to the acquisition of Freightquote, including the amortization of acquired intangible assets. The operating expenses of NAST and all other segments include allocated corporate expenses.
NAST operating income increased 11.4 percent to $718.3 million in 2015 from $644.7 million in 2014. This was primarily due to increased truckload and LTL net revenues, partially offset by increases in operating expenses.
Global Forwarding. Global Forwarding total revenues, including intersegment revenues, decreased 4.2 percent to $1.66 billion in 2015 from $1.73 billion in 2014. This decrease was primarily related to lower customer pricing across all services, partially offset by increased volumes. Global Forwarding cost of purchased transportation and related services decreased 6.3 percent to $1.3 billion in 2015 from $1.4 billion in 2014. Global Forwarding net revenues increased 4.4 percent to $365.5 million in 2015 from $350.2 million in 2014. Global Forwarding net revenue margin increased as costs declined at a faster rate than customer pricing.
Ocean transportation net revenues increased approximately seven percent to $223.3 million in 2015 from $207.9 million in 2014. This was primarily due to increased net revenue margin and volumes. Air net revenues decreased slightly to $73.3 million in 2015 from $73.5 million in 2014. This was primarily due to lower customer pricing, partially offset by higher volumes. Customs net revenues increased six percent to $44.0 million in 2015 from $41.5 million in 2014. The increase was primarily due to increased transaction volumes.
Global Forwarding operating expenses decreased 1.8 percent in 2015 to $289.4 million from $294.6 million in 2014. Global Forwarding operating income increased 36.9 percent in 2015 to $76.1 million from $55.6 million in 2014. This was primarily a result of increased ocean and customs net revenues.
Robinson Fresh. Robinson Fresh total revenues, including intersegment revenues, decreased 2.4 percent to $2.48 billion in 2015 from $2.55 billion in 2014. Robinson Fresh costs of transportation and related services and purchased products sourced for resale decreased 4.0 percent to $2.2 billion in 2015 from $2.3 billion in 2014. Robinson Fresh net revenues increased 15.6 percent to $235.3 million in 2015 from $203.6 million in 2014. This increase was primarily due to an increase in net revenues from transportation services.
Robinson Fresh net revenues from transportation services increased 29.9 percent to $114.4 million in 2015 from $88.0 million in 2014. Robinson Fresh transportation net revenue margin decreased in 2015 compared to 2014, due primarily to lower customer pricing. Robinson Fresh net revenues from sourcing services increased 4.7 percent to $121.0 million in 2015 from $115.5 million in 2014. This increase was primarily an increase in net revenue per case and volume increases across a variety of commodities and services.
Robinson Fresh operating expenses increased 9.1 percent to $154.0 million in 2015 from $141.2 million in 2014. Robinson Fresh experienced growth in expenses related to incentive compensation plans that are designed to keep expenses variable with changes in net revenue and profitability, while other expenses were up slightly.
Robinson Fresh operating income increased 30.4 percent in 2015 to $81.3 million from $62.4 million in 2014. This increase was primarily the result of transportation and sourcing net revenue increases, partially offset by increased operating expenses.
All Other and Corporate. All Other and Corporate includes our Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses. Managed Services provides Transportation Management Services, or Managed TMS. Other Surface Transportation revenues are primarily earned by Europe Surface Transportation. Europe Surface Transportation provides services similar to NAST across Europe.

Managed Services net revenues increased 18.8 percent to $48.7 million in 2015 from $41.0 million in 2014. This increase was primarily due to volume growth with new and existing customers. Other Surface Transportation net revenues decreased 12.1 percent to $54.0 million in 2015 from $61.5 million in 2014, primarily the result of net revenue declines in Europe Surface Transportation.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. In December 2014, we amended our revolving credit facility to increase the amount available from $500 million to $900 million, to extend the expiration date from October 2017 to December 2019, and to revise a covenant ratio. In 2013, we entered into a Note Purchase Agreement to fund the accelerated share repurchase agreements to repurchase $500 million worth of our common stock. The Note Purchase Agreement was amended in February 2015 to conform its financial covenants to be consistent with the amended revolving credit facility. We also expect to use the revolving credit facility, and potentially other indebtedness incurred in the future, to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases. Cash and cash equivalents totaled $247.7 million and $168.2 million as of December 31, 2016 and 2015. Cash and cash equivalents held outside the United States totaled $172.2 million and $114.3 million as of December 31, 2016 and 2015. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $16.6 million as of December 31, 2016. Working capital at December 31, 2016, was $162.4 million. Working capital at December 31, 2015, was $282.1 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $529.4 million, $718.3 million, and $513.4 million of cash flow from operations in 2016, 2015, and 2014. The decrease of $188.9 million in cash flow from operations in 2016 from 2015 is primarily the result of increases in accounts receivable, partially offset by an increase in accounts payable. The increases in accounts receivable and accounts payable are primarily the result of increased volumes. Additionally, accruals for variable compensation were lower in 2016 compared to 2015.
Cash used for investing activities. We used $313.0 million, $54.4 million, and $388.9 million of cash for investing activities in 2016, 2015, and 2014. Our investing activities consist primarily of capital expenditures and cash paid for acquisitions. On September 30, 2016, we paid $220.2 million for the acquisition of APC. On December 31, 2014, we funded $359.4 million of the purchase price for the acquisition of Freightquote into escrow accounts pursuant to the purchase agreement and for completion of the acquisition in January 2015.
We used $91.4 million, $44.6 million, and $29.5 million of cash for capital expenditures in 2016, 2015, and 2014. We spent $25.0 million, $26.0 million, and $24.0 million in 2016, 2015, and 2014 primarily for annual investments in information technology equipment to support our operating systems, including the purchase and development of software. These information technology investments are intended to improve efficiencies and help grow the business. Additionally, in 2016, we completed construction of a second data recovery center. The cost of this data recovery center was $20.0 million, $19.3 million of which was spent in 2016. In 2014, we completed a new office building on our corporate campus in Eden Prairie, Minnesota. This building was completed in the first quarter of 2014 and it replaced space we previously leased in Eden Prairie. The cost of the building was approximately $18.5 million, and the majority was funded in 2013.
We anticipate capital expenditures in 2017 to be approximately $60 million to $70 million.

Cash used for financing activities. We used $127.3 million, $607.7 million, and $143.6 million of cash flow for financing activities in 2016, 2015, and 2014.
We had net short-term borrowings of $290.0 million in 2016 and net short-term repayments of $155.0 million in 2015. On October 29, 2012, we entered into a senior unsecured revolving credit facility for up to $500 million with a $500 million accordion feature. In December of 2014, we amended this facility to increase the amount available from $500 million to $900 million, extended the expiration of the facility from October 2017 to December 2019, and revised a covenant ratio. This facility had $740.0 million outstanding as of December 31, 2016. The original purpose of this facility was to partially fund an acquisition and will assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases. Advances under the facility carry an interest rate based on our total funded debt to total capitalization, as measured at the end of each quarter, and are based on a spread over LIBOR for outstanding balances. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The credit agreement contains certain financial covenants that require us to maintain a minimum fixed leverage ratio and minimum liquidity. We were in compliance with all of the credit facility’s debt covenants as of December 31, 2016.
On August 23, 2013, we entered into a Note Purchase Agreement for $500.0 million, of which the entire balance was outstanding as of December 31, 2016, and December 31, 2015. The primary purpose of this agreement was to fund the accelerated share repurchase agreements that were entered into on August 24, 2013. The agreement contains certain financial covenants that require us to maintain a minimum leverage ratio, an interest coverage ratio, and minimum liquidity. We were in compliance with all the covenants in the Notes as of December 31, 2016.
We used $245.4 million, $235.6 million, and $215.0 million to pay cash dividends in 2016, 2015, and 2014. The increases were primarily the result of higher dividend rates, partially offset by fewer outstanding shares.
We used $36.7 million, $11.4 million, and $12.6 million for stock tendered for payment of withholding taxes in 2016, 2015, and 2014.
We also used $172.9 million, $229.9 million, and $164.0 million on share repurchases in 2016, 2015, and 2014, as part of our Board approved repurchase program. In August 2013, the Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. As of December 31, 2016, there were 4,418,564 shares remaining for future repurchases. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations, the amount available under our credit facility, and credit available in the market, will be sufficient to satisfy our anticipated needs for working capital, capital expenditures, and cash dividends for the foreseeable future. We also believe we could obtain funds under lines of credit or other forms of indebtedness on short notice, if needed.

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
Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $39.5 million as of December 31, 2016, decreased compared to the allowance of $43.5 million as of December 31, 2015. This decrease was primarily due to changes in the risk level of our accounts receivable portfolio. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
Goodwill. Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed.
Prior to the quarter ended December 31, 2016, we managed and reported our operations as one operating segment and also concluded we had one reporting unit consisting of our network of offices and we evaluated goodwill for impairment on an enterprise-wide basis on December 31. We continually evaluate our reporting units and during the quarter ended December 31, 2016, we concluded that we had seven reporting units. As a result of this change in reporting units, we allocated goodwill to our reporting units based on each reporting unit’s fair value using a discounted cash flow analysis and market approach.  Additionally at this time, we changed our annual quantitative goodwill impairment testing date from December 31 to November 30 of each year. The change in the goodwill impairment test date better aligns the impairment testing procedures with the timing of our long-term planning process, which is a significant input to the testing. We performed a goodwill impairment assessment both prior to and after the change in reporting units at November 30. This change in testing date did not delay, accelerate, or avoid a goodwill impairment charge.
Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, there is an indication that goodwill impairment exists, and a second step must be completed to determine the amount of the goodwill impairment, if any, that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.
The fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. Actual results may differ from those used in our valuations.
Based on our step one goodwill impairment analysis, no impairments of goodwill were deemed to have occurred, and the fair value of all of reporting units was substantially in excess of their carrying value. No events occurred from November 30, 2016, to December 31, 2016, to indicate any changes to our impairment conclusions at November 30, 2016.
Stock-based compensation. We issue stock awards, including stock options, performance shares, and restricted stock units, to key employees and outside directors. In general, the awards vest over five years, either based on the company’s earnings growth or the passage of time. The fair value of each share-based payment award is established on the date of grant. For grants of restricted shares and restricted units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 15 percent to 22 percent and are calculated using the Black-Scholes option pricing model. Changes in the measured stock price volatility and interest rates are the primary reason for changes in the discount. For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of the awards. The determination of the fair value is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL CONTINGENCIES

The following table aggregates all contractual commitments and commercial obligations, due by period, that affect our financial condition and liquidity position as of December 31, 2016 (dollars in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Borrowings under credit agreements	$740,000	$—	$—	$—	$—	$—	$740,000
Long-term notes payable(1)	21,388	21,388	21,388	21,388	21,388	655,225	762,165
Operating leases(2)	47,034	38,531	32,249	29,716	24,393	113,786	285,709
Purchase obligations(3)	56,768	13,464	10,208	7,730	—	—	88,170
Total	$865,190	$73,383	$63,845	$58,834	$45,781	$769,011	$1,876,044
_______________________

(1)	Amounts payable relate to the semi-annual interest due on the long-term notes and the principal amount at maturity.

(2)	We have certain facilities and equipment under operating leases.

(3)
Purchase obligations include agreements for services that are enforceable and legally binding and that specify all significant terms. As of December 31, 2016, such obligations include ocean and air freight capacity, telecommunications services, and maintenance contracts.

We have no capital lease obligations. Long-term liabilities consist of noncurrent income taxes payable, long-term notes payable, and the obligation under our non-qualified deferred compensation plan. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2016, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $18.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 5 to the consolidated financial statements for a discussion on income taxes. The obligation under our non-qualified deferred compensation plan has also been excluded from the above table as the timing of cash payment is uncertain. As of December 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had $247.7 million of cash and cash equivalents on December 31, 2016. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $900 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. At December 31, 2016, there was $740.0 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $175,000,000 of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023, (ii) $150,000,000 of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (iii) $175,000,000 of the company’s 4.60 percent Senior Notes, Series C, due August 27, 2033. At December 31, 2016, there was $500.0 million outstanding on the notes.
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
Eden Prairie, Minnesota

We have audited the accompanying consolidated balance sheets of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of C.H. Robinson Worldwide, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Minneapolis, Minnesota
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
C.H. Robinson Worldwide, Inc.
Eden Prairie, Minnesota

We have audited the internal control over financial reporting of C.H. Robinson Worldwide, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
Minneapolis, Minnesota
March 1, 2017

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$247,666	$168,229
Receivables, net of allowance for doubtful accounts of $39,543 and $43,455	1,711,191	1,505,620
Deferred tax asset	—	16,788
Prepaid expenses and other	49,245	40,061
Total current assets	2,008,102	1,730,698

Property and equipment	450,045	379,139
Accumulated depreciation and amortization	(217,092)	(188,265)
Net property and equipment	232,953	190,874
Goodwill	1,232,796	1,108,337
Other intangible assets, net of accumulated amortization of $87,486 and $61,405	167,525	120,242
Deferred tax asset	2,250	—
Other assets	44,132	34,207
Total assets	$3,687,758	$3,184,358

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$839,736	$697,585
Outstanding checks	82,052	86,298
Accrued expenses–
Compensation	98,107	146,666
Income taxes	15,472	12,573
Other accrued liabilities	70,351	55,475
Current portion of debt	740,000	450,000
Total current liabilities	1,845,718	1,448,597

Long-term debt	500,000	500,000
Noncurrent income taxes payable	18,849	19,634
Deferred tax liabilities	65,122	65,460
Other long-term liabilities	222	217
Total liabilities	2,429,911	2,033,908

Commitments and contingencies
Stockholders’ investment:
Preferred stock, $.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.10 par value, 480,000 shares authorized; 179,006 and 178,784 shares issued, 141,258 and 143,455 outstanding	14,126	14,345
Additional paid-in capital	419,280	379,444
Retained earnings	3,190,578	2,922,620
Accumulated other comprehensive loss	(61,442)	(37,946)
Treasury stock at cost (37,748 and 35,329 shares)	(2,304,695)	(2,128,013)
Total stockholders’ investment	1,257,847	1,150,450
Total liabilities and stockholders’ investment	$3,687,758	$3,184,358

See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (In thousands, except per share data)

	For the years ended December 31,
	2016	2015	2014
Revenues:
Transportation	$11,704,745	$11,989,780	$11,936,512
Sourcing	1,439,668	1,486,304	1,533,555
Total revenues	13,144,413	13,476,084	13,470,067
Costs and expenses:
Purchased transportation and related services	9,549,934	9,842,271	10,044,406
Purchased products sourced for resale	1,316,951	1,365,333	1,418,009
Personnel expenses	1,064,936	1,051,410	939,021
Other selling, general, and administrative expenses	375,061	358,760	320,213
Total costs and expenses	12,306,882	12,617,774	12,721,649
Income from operations	837,531	858,310	748,418
Interest and other expense	(25,581)	(35,529)	(24,987)
Income before provision for income taxes	811,950	822,781	723,431
Provision for income taxes	298,566	313,082	273,720
Net income	513,384	509,699	449,711
Other comprehensive loss	(23,496)	(9,336)	(17,990)
Comprehensive income	$489,888	$500,363	$431,721

Basic net income per share	$3.60	$3.52	$3.06
Diluted net income per share	$3.59	$3.51	$3.05

Basic weighted average shares outstanding	142,706	144,967	147,202
Dilutive effect of outstanding stock awards	285	382	340
Diluted weighted average shares outstanding	142,991	145,349	147,542
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(In thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2013	150,197	$15,020	$217,894	$2,413,833	$(10,620)	$(1,696,403)	$939,724
Net income				449,711			449,711
Foreign currency translation adjustment					(17,990)		(17,990)
Dividends declared, $1.43 per share				(215,005)			(215,005)
Stock issued for employee benefit plans	405	40	(24,644)			23,937	(667)
Issuance of restricted stock	(410)	(41)	41				—
Stock-based compensation expense	30	3	46,119			1,599	47,721
Excess tax benefit on deferred compensation and employee stock plans			7,558				7,558
Repurchase of common stock	(3,764)	(376)	75,000			(238,661)	(164,037)
Balance December 31, 2014	146,458	14,646	321,968	2,648,539	(28,610)	(1,909,528)	1,047,015
Net income				509,699			509,699
Foreign currency translation adjustment					(9,336)		(9,336)
Dividends declared, $1.57 per share				(235,618)			(235,618)
Stock issued for employee benefit plans	254	25	(9,095)			13,258	4,188
Issuance of restricted stock	164	16	(16)				—
Stock-based compensation expense			58,039			28	58,067
Excess tax benefit on deferred compensation and employee stock plans			8,548				8,548
Repurchase of common stock	(3,421)	(342)				(231,771)	(232,113)
Balance December 31, 2015	143,455	14,345	379,444	2,922,620	(37,946)	(2,128,013)	1,150,450
Net income				513,384			513,384
Foreign currency translation adjustment					(23,496)		(23,496)
Dividends declared, $1.74 per share				(245,426)			(245,426)
Stock issued for employee benefit plans	32	3	(16,121)			(1,287)	(17,405)
Issuance of restricted stock	221	22	(22)				—
Stock-based compensation expense	17	3	37,517			1,034	38,554
Excess tax benefit on deferred compensation and employee stock plans			18,462				18,462
Repurchase of common stock	(2,467)	(247)				(176,429)	(176,676)
Balance December 31, 2016	141,258	$14,126	$419,280	$3,190,578	$(61,442)	$(2,304,695)	$1,257,847
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$513,384	$509,699	$449,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,669	66,409	57,009
Provision for doubtful accounts	5,136	11,538	15,092
Stock-based compensation	37,565	57,661	47,861
Gain on divestiture	—	—	(1,848)
Deferred income taxes	15,009	(17,095)	(3,117)
Other	1,907	7,409	710
Changes in operating elements, net of effects of acquisitions:
Receivables	(173,211)	107,560	(137,102)
Prepaid expenses and other	(6,378)	(228)	6,294
Other non-current assets	(3,934)	741	380
Accounts payable and outstanding checks	115,917	(53,272)	40,251
Accrued compensation	(47,570)	18,580	40,236
Accrued income taxes	1,459	5,178	(4,370)
Other accrued liabilities	(4,545)	4,156	2,319
Net cash provided by operating activities	529,408	718,336	513,426

INVESTING ACTIVITIES
Purchases of property and equipment	(73,452)	(28,115)	(22,364)
Purchases and development of software	(17,985)	(16,527)	(7,138)
Acquisitions, net of cash acquired	(220,203)	(369,833)	—
Restricted cash	—	359,388	(359,388)
Other	(1,348)	641	(6)
Net cash used for investing activities	(312,988)	(54,446)	(388,896)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	19,271	15,557	11,942
Stock tendered for payment of withholding taxes	(36,678)	(11,368)	(12,604)
Repurchase of common stock	(172,925)	(229,863)	(164,041)
Cash dividends	(245,430)	(235,615)	(215,008)
Excess tax benefit on stock-based compensation	18,462	8,548	7,558
Proceeds from short-term borrowings	6,600,000	6,833,000	4,823,000
Payments on short-term borrowings	(6,310,000)	(6,988,000)	(4,593,000)
Debt issuance costs	—	—	(1,484)
Net cash used for financing activities	(127,300)	(607,741)	(143,637)
Effect of exchange rates on cash	(9,683)	(16,860)	(14,000)
Net change in cash and cash equivalents	79,437	39,289	(33,107)
Cash and cash equivalents, beginning of year	168,229	128,940	162,047
Cash and cash equivalents, end of year	$247,666	$168,229	$128,940

Supplemental cash flow disclosures
Cash paid for income taxes	$269,187	$311,800	$271,979
Cash paid for interest	$28,908	$28,537	$27,066
Accrued share repurchases held in other accrued liabilities	$5,988	$2,250	—

See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION. C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of transportation services and logistics solutions through a network of offices operating in North America, Europe, Asia, Australia, New Zealand, and South America. The consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements. Prior to 2015 we reported payment services revenues separately from transportation revenues. Amounts prior to 2015 have been combined to conform to the current period presentation. This change in presentation had no effect on our prior year consolidated results of operations, financial condition, or cash flows.
USE OF ESTIMATES. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. We are also required to disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best information, and our actual results could differ materially from those estimates.
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
FOREIGN CURRENCY. Most balance sheet accounts of foreign subsidiaries are translated or remeasured at the current exchange rate as of the end of the year. Statement of operations items are translated at average exchange rates during the year. The resulting translation adjustment is recorded net of tax as a separate component of comprehensive income in our statements of operations and comprehensive income in 2014 and 2015. In 2016, we asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international businesses and now the translation adjustment is recorded gross of related income tax benefits.
CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist of bank deposits.
PREPAID EXPENSES AND OTHER. Prepaid expenses and other include such items as prepaid rent, software maintenance contracts, insurance premiums, other prepaid operating expenses, and inventories, consisting primarily of produce and related products held for resale.
PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Maintenance and repair expenditures are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated lives of the assets. Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful lives of the improvements.

We recognized the following depreciation expense (in thousands):

2016	$36,212
2015	32,412
2014	29,340
A summary of our property and equipment as of December 31 is as follows (in thousands):

	Useful Lives (in years)	2016	2015
Furniture, fixtures, and equipment	3 to 12	$236,180	$200,215
Buildings	3 to 30	130,050	110,056
Corporate aircraft	10	11,334	11,334
Leasehold improvements	3 to 15	40,312	28,178
Land		23,635	23,759
Construction in progress		8,534	5,597
Less accumulated depreciation		(217,092)	(188,265)
Net property and equipment		$232,953	$190,874

GOODWILL. Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (November 30 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. See Note 2.
OTHER INTANGIBLE ASSETS. Other intangible assets include definite-lived customer lists, non-competition agreements, and indefinite-lived trademarks. The definite-lived intangible assets are being amortized using the straight-line method over their estimated lives, ranging from 5 to 8 years. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The indefinite-lived trademarks are not amortized. Indefinite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, or annually, at a minimum. See Note 2.
OTHER ASSETS. Other assets include such items as purchased and internally developed software, and the investments related to our nonqualified deferred compensation plan. We amortize software using the straight-line method over 3 years. We recognized the following amortization expense of purchased and internally developed software (in thousands):

2016	$11,404
2015	9,624
2014	8,921
A summary of our purchased and internally developed software as of December 31 is as follows (in thousands):

	2016	2015
Purchased software	$23,753	$23,569
Internally developed software	51,507	40,796
Less accumulated amortization	(47,957)	(42,930)
Net software	$27,303	$21,435

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
COMPREHENSIVE INCOME. Comprehensive income includes any changes in the equity of an enterprise from transactions and other events and circumstances from non-owner sources. Our only component of other comprehensive income is foreign currency translation adjustment. It is presented on our consolidated statements of operations and comprehensive income gross of related income tax effects for 2016, net of related income tax effects for 2015 and 2014. See Note 5.
STOCK-BASED COMPENSATION. We issue stock awards, including stock options, performance shares, and restricted stock units, to key employees and outside directors. In general, the awards vest over five years, either based on the company’s earnings growth or the passage of time. The related compensation expense for each award is recognized over the appropriate vesting period. The fair value of each share-based payment award is established on the date of grant. For grants of performance shares and restricted stock units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 15 percent to 22 percent and are calculated using the Black-Scholes option pricing model. Changes in measured stock volatility and interest rates are the primary reason for changes in the discount.
For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends.

NOTE 2: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was allocated to each segment based on the relative fair value at November 30, 2016. The change in the carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
December 31, 2014 balance	$607,156	$106,443	$93,398	$18,041	$825,038
Acquisitions	211,369	37,056	32,515	6,280	287,220
Translation	(2,886)	(506)	(444)	(85)	(3,921)
December 31, 2015 balance	815,639	142,993	125,469	24,236	1,108,337
Acquisitions	97,727	17,133	15,033	2,904	132,797
Translation	(6,136)	(1,076)	(944)	(182)	(8,338)
December 31, 2016 balance	$907,230	$159,050	$139,558	$26,958	$1,232,796
We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on a continual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.
During the quarter ended December 31, 2016, due to the reorganization of our reporting structure, we concluded that we had seven reporting units. As a result of this change in reporting units, we allocated goodwill to our reporting units based on each reporting unit’s fair value using a discounted cash flow analysis and market approach. Additionally at this time, we changed our annual quantitative goodwill impairment testing date from December 31 to November 30 of each year. The change in the goodwill impairment test date better aligns the impairment testing procedures with the timing of our long-term planning process, which is a significant input to the testing. We performed a goodwill impairment assessment both prior to and after the change in reporting units at November 30.  This change in testing date did not delay, accelerate, or avoid a goodwill impairment charge.
Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, there is an indication that goodwill impairment exists, and a second step must be completed in order to determine the amount of the goodwill impairment, if any, that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.
The fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. Actual results may differ from those used in our valuations.
Based on our step one goodwill impairment analysis, no impairments of goodwill were deemed to have occurred, and the fair value of all of reporting units was in excess of their carrying value. No events occurred from November 30, 2016 to December 31, 2016, to indicate any changes to our impairment conclusions at November 30, 2016.
Identifiable intangible assets consisted of the following at December 31 (in thousands):

	2016			2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$244,036	$(87,199)	$156,837	$170,472	$(61,050)	$109,422
Non-competition agreements	500	(287)	213	550	(227)	323
Vendor lists	—	—	—	150	(128)	22
Total finite-lived intangibles	244,536	(87,486)	157,050	171,172	(61,405)	109,767
Indefinite-lived intangibles
Trademarks	10,475	—	10,475	10,475	—	10,475
Total intangibles	$255,011	$(87,486)	$167,525	$181,647	$(61,405)	$120,242

Amortization expense for other intangible assets was (in thousands):

2016	$27,053
2015	24,373
2014	18,748

Definite-lived intangible assets, by reportable segment, as of December 31, 2016, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
2017	$7,560	$26,873	$—	$490	$34,923
2018	7,560	26,840	—	—	34,400
2019	7,560	26,840	—	—	34,400
2020	—	24,136	—	—	24,136
2021	—	10,615	—	—	10,615
Thereafter	—	18,576	—	—	18,576
Total					$157,050

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
We had no Level 3 assets or liabilities as of and during the periods ended December 31, 2016, or December 31, 2015. There were no transfers between levels during the period.

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
As of December 31, 2016 and 2015, we had $740.0 million and $450.0 million in borrowings outstanding under the Credit Agreement, which is classified as a current liability on the consolidated balance sheets. At December 31, 2016, we had borrowing availability of $160.0 million. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of December 31, 2016, the variable rate equaled LIBOR plus 1.13 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The weighted average interest rate incurred on borrowings during 2016 was approximately 1.5 percent and at December 31, 2016, was approximately 1.9 percent. The weighted average interest rate incurred on borrowings during 2015 was approximately 1.3 percent and at December 31, 2015, was approximately 1.6 percent.

The Credit Agreement contains various restrictions and covenants. Among other requirements, we may not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated Total Capitalization to be greater than 0.65 to 1.00. Additionally, as a result of amending the Note Purchase Agreement in February 2015, the ratio of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation, and amortization), as of the end of each of our fiscal quarters, may not exceed 3.00 to 1.00. We were in compliance with the financial debt covenants as of December 31, 2016.
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
The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding the company and its subsidiaries and various covenants, including covenants that require us to maintain specified financial ratios. The Note Purchase Agreement includes the following financial covenants: we will not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated Total Capitalization to be greater than 0.65 to 1.00; we will not permit the interest coverage ratio, as of the end of each of our fiscal quarters and for the twelve-month period ending, of (i) Consolidated EBIT (earnings before income taxes) to (ii) Consolidated Interest Expense to be less than 2.00 to 1.00; we will not permit, as of the end of each of our fiscal quarters, Consolidated Priority Debt to exceed 15% of Consolidated Total Assets. The Note Purchase Agreement was amended in February 2015 to conform its financial covenants to be consistent with the amended Credit Agreement. As a result of amending the Note Purchase Agreement in February 2015, the ratio of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation, and amortization), as of the end of each of our fiscal quarters, may not exceed 3.00 to 1.00. We were in compliance with the financial debt covenants as of December 31, 2016.
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
The fair value of long-term debt was approximately $528.0 million at December 31, 2016, and $522.2 million at December 31, 2015. We estimate the fair value of our debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own credit risk. If our long-term debt was recorded at fair value, it would be classified as Level 2.

NOTE 5: INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. During the first quarter of 2016, we asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international business. In 2016, our indefinite reinvestment strategy, with respect to unremitted earnings of our foreign subsidiaries provided an approximate $5.1 million benefit to our provision for income taxes related to current year earnings. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $16.6 million as of December 31, 2016. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2009.
Income before provision for income taxes consisted of (in thousands):

	2016	2015	2014
Domestic	$710,931	$729,390	$659,996
Foreign	101,019	93,391	63,435
Total	$811,950	$822,781	$723,431
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2016	2015	2014
Unrecognized tax benefits, beginning of period	$13,271	$18,274	$16,897
Additions based on tax positions related to the current year	—	1,520	2,002
Additions for tax positions of prior years	55	—	839
Reductions for tax positions of prior years	(211)	(810)	(183)
Lapse in statute of limitations	(847)	(5,188)	(1,281)
Settlements	—	(525)	—
Unrecognized tax benefits, end of the period	$12,268	$13,271	$18,274
As of December 31, 2016, we had $18.9 million of unrecognized tax benefits and related interest and penalties, all of which would affect our effective tax rate if recognized. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease in the next 12 months.
Income tax expense considers amounts which may be needed to cover exposures for open tax years. We do not expect any material impact related to open tax years; however, actual settlements may differ from amounts accrued.
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. During the years ended December 31, 2016, 2015, and 2014, we recognized approximately $0.9 million, $1.2 million, and $1.5 million in interest and penalties. We had approximately $6.6 million and $6.4 million for the payment of interest and penalties accrued within noncurrent income taxes payable as of December 31, 2016 and 2015. These amounts are not included in the reconciliation above.

The components of the provision for income taxes consist of the following for the years ended December 31 (in thousands):

	2016	2015	2014
Tax provision:
Federal	$222,685	$259,793	$224,468
State	31,786	37,129	32,110
Foreign	29,086	33,255	20,259
	283,557	330,177	276,837
Deferred provision (benefit):
Federal	13,936	(14,559)	(5,302)
State	1,986	(2,074)	(755)
Foreign	(913)	(462)	2,940
	15,009	(17,095)	(3,117)
Total provision	$298,566	$313,082	$273,720
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate for the years ended December 31 is as follows:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.7	2.8	2.8
Other	(0.9)	0.3	—
	36.8%	38.1%	37.8%
Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):

	2016	2015
Deferred tax assets:
Compensation	$80,338	$91,729
Receivables	13,471	16,243
Other	11,433	9,242
Deferred tax liabilities:
Intangible assets	(131,698)	(133,375)
Prepaid assets	(14,540)	(13,418)
Long-lived assets	(21,268)	(18,666)
Other	(608)	(427)
Net deferred tax (liabilities) assets	$(62,872)	$(48,672)
We had foreign net operating loss carryforwards with a tax effect of $9.0 million as of December 31, 2016, and $8.0 million as of December 31, 2015. The net operating loss carryforwards will expire at various dates from 2018 to 2025, with certain jurisdictions having indefinite carryforward terms. A full valuation allowance has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefit in future periods.

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
STOCK AWARD PLANS. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	2016	2015	2014
Stock options	$9,178	$14,607	$9,243
Stock awards	25,912	40,785	36,510
Company expense on ESPP discount	2,475	2,269	2,108
Total stock-based compensation expense	$37,565	$57,661	$47,861
On May 12, 2016, our shareholders approved an amendment to and restatement of our 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 13,041,803 shares can be granted under this plan. Approximately 4,851,473 shares were available for stock awards under this plan as of December 31, 2016. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash, generally become available again for issuance under the plan.
We have awarded performance-based stock options to certain key employees. These options are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. Any options remaining unvested at the end of the five-year vesting period are forfeited to the company. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options) on the grants.
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of December 31, 2016, unrecognized compensation expense related to stock options was $56.8 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.

The following schedule summarizes stock option activity in the plans. All outstanding unvested options as of December 31, 2016, relate to the performance-based grants from 2011 through 2016.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Average Remaining Life (years)
Outstanding at December 31, 2015	6,150,861	$65.03	$—	8.1
Grants	1,250,154	76.72
Exercised	(86,840)	61.82
Terminated	(306,252)	68.81
Outstanding at December 31, 2016	7,007,923	$67.00	$43,875	7.7

Vested at December 31, 2016	2,646,205	$64.63		6.7
Exercisable at December 31, 2016	2,646,205	$64.63		6.7
Additional potential dilutive stock options totaling 233,446 for 2016 and 125,797 for 2015 have been excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).
Information on the intrinsic value of options exercised is as follows (in thousands):

2016	$981
2015	400
2014	4
The following table summarizes performance-based options by year of grant:

Year of Grant	First Vesting Date	Last Vesting Date	Options Granted, Net of Forfeitures	Weighted Average Grant Date Fair Value	Unvested Options
2012	December 31, 2013	December 31, 2017	1,149,441	$13.15	666,676
2013	December 31, 2014	December 31, 2018	1,425,529	11.83	541,701
2014	December 31, 2015	December 31, 2019	1,277,409	14.17	804,595
			3,852,379	$13.00	2,012,972
We issued no performance-based options in 2015 or 2016. We have awarded stock options to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed over the vesting period of the award. The following table summarizes these unvested stock option grants as of December 31, 2016:

Year of Grant	First Vesting Date	Last Vesting Date	Options Granted, Net of Forfeitures	Weighted Average Grant Date Fair Value	Unvested Options
2015	December 31, 2016	December 31, 2020	1,428,531	$12.66	1,142,825
2016	December 31, 2017	December 31, 2021	1,250,154	12.60	1,250,154
			2,678,685	$12.63	2,392,979

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
The fair value per option was estimated using the Black-Scholes option pricing model with the following assumptions:

	2016 Grants	2015 Grants	2014 Grants
Risk-free interest rate	2.13-2.14%	1.95-1.96%	1.93-1.96%
Dividend per share (quarterly amounts)	$0.43-0.45	$0.38-0.43	$0.35-0.38
Expected volatility factor	20.0-21.5%	22.0-24.0%	22.0-25.0%
Expected option term	6.26 years	6.29 years	6.3 years
Weighted average fair value per option	$12.60	$12.68	$14.23
FULL VALUE AWARDS. We have awarded performance shares and restricted stock units to certain key employees and non-employee directors. These awards are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. The awards also contain restrictions on the awardees’ ability to sell or transfer vested awards for a specified period of time. The fair value of these awards is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 15 percent to 22 percent and are calculated using the Black-Scholes option pricing model-protective put method. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.
The following table summarizes our unvested performance shares and restricted stock unit grants as of December 31, 2016:

	Number of Performance Shares and Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	1,272,040	$52.56
Granted	350,937	64.91
Vested	(175,413)	52.40
Forfeitures	(202,389)	53.61
Unvested at December 31, 2016	1,245,175	$55.90
The following table summarizes performance shares and restricted stock units by year of grant:

Year of grant	First vesting date	Last vesting date	Performance Shares and Stock Units Granted, Net of Forfeitures	Weighted Average Grant Date Fair Value (1)	Unvested Performance Shares and Restricted Stock Units
2012	December 31, 2013	December 31, 2017	325,536	$48.65	188,811
2013	December 31, 2014	December 31, 2018	394,672	46.50	149,975
2014	December 31, 2015	December 31, 2019	336,683	60.57	212,110
2015	December 31, 2016	December 31, 2020	390,163	51.88	343,342
2016	December 31, 2017	December 31, 2021	350,937	64.91	350,937
			1,797,991	$54.29	1,245,175
________________________

(1)	Amount shown is the weighted average grant date fair value of performance shares and restricted stock units granted, net of forfeitures.

We have also awarded restricted shares and restricted stock units to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed over the vesting period of the award. The following table summarizes these unvested restricted share and restricted stock unit grants as of December 31, 2016:

	Number of Restricted Shares and Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	1,127,522	$52.69
Granted	464,823	63.02
Vested	(291,525)	52.01
Forfeitures	(60,664)	53.06
Unvested at December 31, 2016	1,240,156	$56.70
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
A summary of the fair value of full value awards vested (in thousands):

2016	$25,912
2015	40,785
2014	36,510
As of December 31, 2016, there was unrecognized compensation expense of $140.3 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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

	Shares Purchased By Employees	Aggregate Cost to Employees	Expense Recognized By the Company
2016	225,241	$14,032	$2,475
2015	228,103	13,045	2,269
2014	231,564	11,943	2,108

SHARE REPURCHASE PROGRAMS. During 2013, our Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. The activity under this authorization is as follows (dollar amounts in thousands):

	Shares Repurchased	Total Value of Shares Repurchased
2013 Program
2013 Purchases	930,075	$57,689
2014 Purchases	3,763,583	239,037
2015 Purchases	3,420,681	232,113
2016 Purchases	2,467,097	176,676
As of December 31, 2016, there were 4,418,564 shares remaining for repurchase under the 2013 authorization.

NOTE 7: COMMITMENTS AND CONTINGENCIES
EMPLOYEE BENEFIT PLANS. We offer a defined contribution plan, which qualifies under section 401(k) of the Internal Revenue Code and covers all eligible U.S. employees. We can also elect to make matching contributions to the plan. Annual discretionary contributions may also be made to the plan. Defined contribution plan expense, including matching contributions, was approximately (in thousands):

2016	$25,740
2015	46,507
2014	30,112
We have committed to a defined contribution match of four percent of eligible compensation in 2017. We contributed a defined contribution match of four percent in 2016, 2015, and 2014.
NONQUALIFIED DEFERRED COMPENSATION PLAN. All restricted shares vested but not yet delivered, as well as a deferred share award granted to our CEO, are held within this plan.
LEASE COMMITMENTS. We lease certain facilities and equipment under operating leases. Information regarding our lease expense is as follows (in thousands):

2016	$55,170
2015	56,210
2014	56,871
Minimum future lease commitments under noncancelable lease agreements in excess of one year as of December 31, 2016, are as follows (in thousands):

2017	$47,034
2018	38,531
2019	32,249
2020	29,716
2021	24,393
Thereafter	113,786
Total	$285,709
In addition to minimum lease payments, we are typically responsible under our lease agreements to pay our pro rata share of maintenance expenses, common charges, and real estate taxes of the buildings in which we lease space.
LITIGATION. We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including 18 contingent auto liability cases as of December 31, 2016. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.
In February 2017, we resolved an outstanding legal claim. The outcome of the resolution will be an $8.75 million increase in operating income in the first quarter of 2017.

NOTE 8: ACQUISITIONS
On September 30, 2016, we acquired all of the outstanding stock of APC Logistics (“APC”) for the purpose of expanding our global presence and bringing additional capabilities and expertise to the company’s portfolio. Total purchase consideration was $229.4 million, which was paid in cash. We used advances under the Credit Agreement to fund part of the cash consideration. The following is a preliminary summary of the allocation of purchase price consideration to the estimated fair value of net assets for the acquisition of APC (in thousands):

Cash	$10,181
Receivables	37,190
Inventory and other current assets	2,609
Property and equipment	1,696
Identifiable intangible assets	78,842
Goodwill	132,797
Other noncurrent assets	70
Long term deferred tax asset	814
Total assets	264,199

Accounts payable	(22,147)
Accrued expenses	(12,700)
Estimated net assets acquired	$229,352

Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

Estimated Life (years)
Customer relationships	7	$78,842
During the quarter ended December 31, 2016, we finalized our valuation of the customer relationship intangible asset, resulting in an increase of the intangible asset and decrease to goodwill of approximately $30.8 million, compared to the preliminary provisional value that was recorded at September 30, 2016. The APC goodwill is a result of acquiring and retaining the APC existing workforce and expected synergies from integrating their business into ours. Purchase accounting is considered preliminary, subject to revision primarily related to certain potential post-closing and working capital adjustments, as final information was not available as of December 31, 2016. The goodwill will not be deductible for tax purposes. The results of operations of APC have been included in our consolidated financial statements since October 1, 2016. Pro forma financial information for prior periods is not presented because we believe the acquisition to be not material to our consolidated results.

On January 1, 2015, we acquired all of the outstanding stock of Freightquote.com, Inc., (“Freightquote”) for the purpose of enhancing our less than truckload (“LTL”) and truckload businesses and expanding our ecommerce capabilities. Total purchase consideration was $398.6 million, which was paid in cash. We used advances under the Credit Agreement to fund part of the cash consideration. The following is a summary of the allocation of purchase consideration to the estimated fair value of net assets for the acquisition of Freightquote (in thousands):

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
We also acquired a trademark valued at $8.6 million, which has been determined to be indefinite-lived. The Freightquote goodwill is a result of acquiring and retaining the Freightquote existing workforce and expected synergies from integrating their business in C.H. Robinson. Purchase accounting is considered final. The goodwill will not be deductible for tax purposes.

On an unaudited pro forma basis, assuming the Freightquote acquisition had closed on January 1, 2014, the results of C.H. Robinson including Freightquote, would have resulted in the following (in thousands):

	Twelve Months Ended December 31, 2014
	C.H. Robinson as Reported	Freightquote Operations	Combined Pro Forma
Total revenues	$13,470,067	$623,245	$14,093,312
Income from operations	748,418	24,131	772,549
Freightquote pro forma financial information includes the following adjustments for the twelve months ended December 31, 2014 (in thousands):

Additional amortization expense on identifiable intangible assets	$(7,560)
Contractual changes in compensation	1,973
Additional compensation paid by sellers	2,627
Accounting policy changes	1,303
Third party advisory fees paid by sellers	5,355
Other	2,196
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

NOTE 9: ACCELERATED SHARE REPURCHASE
On August 24, 2013, we entered into two letter agreements with unrelated third party financial institutions to repurchase an aggregate of $500.0 million of our outstanding common stock (the “ASR agreements”). The total aggregate number of shares repurchased pursuant to these agreements was determined based on the volume-weighted average price of our common stock during the purchase period, less a fixed discount of 0.94 percent. Under the ASR agreements, we paid $500.0 million to the financial institutions and received 6.1 million shares of common stock with a fair value of $350.0 million during the third quarter of 2013, which represented approximately 70 percent of the total shares expected to be repurchased under the agreements. One of the two financial institutions terminated their ASR agreement and delivered 1.2 million shares on December 13, 2013. We recorded this transaction as an increase in treasury stock of $425.0 million, and recorded the remaining $75.0 million as a decrease to additional paid in capital on our consolidated balance sheet as of December 31, 2013. In accordance with the terms of the other ASR agreement, we had the option to settle our delivery obligation, if any, in cash or shares, and we may be required to settle in cash in very limited circumstances. We accounted for the variable component of shares to be delivered under the ASR agreements as a forward contract indexed to our common stock, which met all of the applicable criteria for equity classification, and therefore, was not accounted for as a derivative instrument, but instead was also accounted for as a component of equity. The remaining ASR agreement continued to meet those requirements for equity classification as of December 31, 2013. In February 2014, the remaining ASR agreement was terminated. Approximately 1.2 million shares were delivered as final settlement of the remaining agreement. We reclassified the $75.0 million recorded in additional paid in capital to treasury stock during the first quarter of 2014.
The delivery of 7.3 million shares of our common stock reduced our outstanding shares used to determine our weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the twelve months ended December 31, 2014, and December 31, 2013. These shares, along with the 1.2 million shares received in February 2014, reduced our outstanding shares used to determine our weighted average shares outstanding for the purposes of calculating basic and diluted earnings per share for the twelve months ended December 31, 2014. We evaluated the ASR agreement for the potential dilutive effects of any shares remaining to be received upon settlement and determined that the additional shares would be anti-dilutive, and therefore were not included in our EPS calculation for the twelve months ended December 31, 2013.

NOTE 10: SEGMENT REPORTING
Our reportable segments are based on our method of internal reporting, which generally segregates the segments by service line and the primary services they provide to our customers. Beginning with the fourth quarter of 2016, based on certain internal reporting changes, we identified three reportable segments as follows:

•
North American Surface Transportation-NAST provides freight transportation services across North America through a network of offices in the United States, Canada, and Mexico. The primary services provided by NAST include truckload, LTL, and intermodal.

•
Global Forwarding-Global Forwarding provides global logistics services through an international network of offices in North America, Asia, Europe, Australia, New Zealand, and South America and also contracts with independent agents worldwide. The primary services provided by Global Forwarding include ocean freight services, airfreight services, and customs brokerage.

•
Robinson Fresh-Robinson Fresh provides sourcing services under the trade name of Robinson Fresh. Our sourcing services primarily include the buying, selling, and marketing of fresh fruits, vegetables, and other perishable items. Robinson Fresh sources products from around the world and has a physical presence in North America, Europe, Asia, and South America. This segment often provides the logistics and transportation of the products they sell, in addition to temperature controlled transportation services for its customers.

•
All Other and Corporate-All Other and Corporate includes our Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses. Managed Services provides Transportation Management Services, or Managed TMS®. Other Surface Transportation revenues are primarily earned by Europe Surface Transportation. Europe Surface Transportation provides services similar to NAST across Europe.

The internal reporting of segments is defined, based in part, on the reporting and review process used by our chief operating decision maker, our Chief Executive Officer. The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies. Segment information for prior years has been retroactively recast to align with current year presentation. Segment information as of, and for the years ended, December 31, 2016, 2015, and 2014 is as follows (dollars in thousands):

Twelve months ended December 31, 2016
	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated

Revenues	$8,737,716	$1,574,686	$2,344,131	$487,880	$—	$13,144,413
Intersegment revenues	298,438	30,311	119,403	2,211	(450,363)	—
Total Revenues	$9,036,154	$1,604,997	$2,463,534	$490,091	$(450,363)	$13,144,413

Net Revenues	$1,524,355	$397,537	$234,794	$120,842	$—	$2,277,528
Operating Income	674,436	80,931	75,757	6,407	—	837,531
Depreciation and amortization	22,126	23,099	3,782	25,662	—	74,669
Total assets(1)	2,088,611	703,741	376,654	518,752	—	3,687,758
Average headcount	6,773	3,673	942	2,282	—	13,670

Twelve months ended December 31, 2015
	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Revenues	$8,968,349	$1,639,944	$2,395,440	$472,351	$—	$13,476,084
Intersegment revenues	271,557	19,102	89,033	2,107	(381,799)	—
Total Revenues	$9,239,906	$1,659,046	$2,484,473	$474,458	$(381,799)	$13,476,084

Net Revenues	$1,564,917	$365,467	$235,334	$102,762	$—	$2,268,480
Operating Income/(Loss)	718,329	76,081	81,332	(17,432)	—	858,310
Depreciation and amortization	21,846	20,790	2,927	20,846	—	66,409
Total assets(1)	1,878,203	556,606	346,728	402,821	—	3,184,358
Average headcount	6,575	3,381	892	2,054	—	12,902

Twelve months ended December 31, 2014
	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Revenues	$8,738,747	$1,708,789	$2,483,163	$539,368	$—	$13,470,067
Intersegment revenues	254,821	22,492	62,575	1,294	(341,182)	—
Total Revenues	$8,993,568	$1,731,281	$2,545,738	$540,662	$(341,182)	$13,470,067

Net Revenues	$1,351,335	$350,193	$203,591	$102,533	$—	$2,007,652
Operating Income/(Loss)	644,708	55,591	62,395	(14,276)	—	748,418
Depreciation and amortization	10,141	21,657	2,393	22,818	—	57,009
Total assets(1)	1,610,929	562,029	320,680	720,700	—	3,214,338
Average headcount	5,447	3,202	912	2,056	—	11,617
(1) All cash and cash equivalents and debt are included in All Other and Corporate. Goodwill was allocated to each segment based on relative fair value at November 30, 2016.

The following table presents our total revenues (based on location of the customer) and long-lived assets (including intangible and other assets) by geographic regions (in thousands):

	For the year ended December 31,
	2016	2015	2014
Total revenues
United States	$11,749,602	$12,097,633	$11,800,140
Other locations	1,394,811	1,378,451	1,669,927
Total revenues	$13,144,413	$13,476,084	$13,470,067

	December 31,
	2016	2015	2014
Long-lived assets
United States	$348,299	$320,445	$257,587
Other locations	96,311	24,878	26,254
Total long-lived assets	$444,610	$345,323	$283,841

NOTE 11: CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in the Stockholders’ investment on our consolidated balance sheets. The recorded balance at December 31, 2016, and December 31, 2015, was $61.4 million and $37.9 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency translation adjustment as of December 31, 2016 and 2015, and are reported net of tax impact of $0 and $12.6 million, respectively.

NOTE 12: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, and in August 2015 issued ASU No. 2015-14, which amended the standard as to effective date. The new comprehensive revenue recognition standard will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For the majority of our revenue arrangements, no significant impacts are expected as these transactions are not accounted for under industry-specific guidance that will be superseded by the ASU and generally consist of a single performance obligation to transfer promised goods or services. This standard is effective for us effective January 1, 2018, and permits the use of either a retrospective or a cumulative effect transition method. In preparation for our adoption of the new standard in the quarter beginning January 1, 2018, management assembled a project management team, which has obtained representative samples of contracts and other forms of agreements with our customers and is evaluating the provisions contained within those documents based on the new guidance. We do not expect this change to have a material impact on our results of operations, financial position, and cash flows once implemented. We are still evaluating the disclosure requirements under these standards. As we complete our overall evaluation, we are also identifying and preparing to implement changes to our accounting policies, practices, and controls to support the new standards.
In November 2015, FASB issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We have adopted this standard on a prospective basis as of December 31, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 using a modified retrospective approach. Early adoption is permitted, although we do not plan to adopt early. We have obligations under lease agreements for facilities and equipment, which are classified as operating leases under the existing lease standard. While we are still evaluating the impact ASU 2016-02 will have on our consolidated results of operations, financial condition, and cash flows, our financial statements will reflect an increase in both assets and liabilities due to the requirement to recognize right-of-use assets and lease liabilities on the consolidated balance sheets for our facility and equipment leases. Note 7 to our consolidated financial statements presents our operating lease commitments as of December 31, 2016.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, and accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification, and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016. The adoption of ASU 2016-09 is expected to prospectively impact the recording of income taxes related to share-based payment awards in our consolidated statement of financial position and results of operations, as well as the operating and financing cash flows on the consolidated statements of cash flows. The magnitude of such impacts are dependent on our future grants of stock-based compensation, our future stock price in relation to the fair value of awards on grant date, and the exercise behavior of our option holders. We will prospectively adopt these provisions in the first quarter of 2017.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, and impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. We have not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

NOTE 13: SUPPLEMENTARY DATA (UNAUDITED)
Our unaudited results of operations for each of the quarters in the years ended December 31, 2016 and 2015, are summarized below (in thousands, except per share data).

2016	March 31	June 30	September 30	December 31
Revenues:
Transportation	$2,713,688	$2,881,496	$2,998,583	$3,110,978
Sourcing	360,255	418,245	357,171	303,997
Total revenues	3,073,943	3,299,741	3,355,754	3,414,975
Costs and expenses:
Purchased transportation and related services	2,179,622	2,324,995	2,469,939	2,575,378
Purchased products sourced for resale	330,986	380,531	327,353	278,081
Personnel expenses	277,497	270,251	256,883	260,305
Other selling, general, and administrative expenses	86,886	90,217	90,312	107,646
Total costs and expenses	2,874,991	3,065,994	3,144,487	3,221,410
Income from operations	198,952	233,747	211,267	193,565
Net income	$118,963	$143,090	$129,028	$122,303
Basic net income per share	$0.83	$1.00	$0.90	$0.86
Diluted net income per share	$0.83	$1.00	$0.90	$0.86
Basic weighted average shares outstanding	143,525	142,998	142,611	141,711
Dilutive effect of outstanding stock awards	133	218	272	453
Diluted weighted average shares outstanding	143,658	143,216	142,883	142,164
Market price range of common stock:
High	$75.11	$76.10	$75.69	$77.89
Low	$60.31	$69.84	$66.62	$65.57

2015	March 31	June 30	September 30	December 31
Revenues:
Transportation	$2,947,257	$3,130,722	$3,044,500	$2,867,301
Sourcing	353,633	414,366	374,753	343,552
Total revenues	3,300,890	3,545,088	3,419,253	3,210,853
Costs and expenses:
Purchased transportation and related services	2,452,112	2,582,374	2,484,409	2,323,376
Purchased products sourced for resale	323,668	378,696	346,269	316,700
Personnel expenses	255,144	263,999	264,077	268,190
Other selling, general, and administrative expenses	88,041	90,924	91,787	88,008
Total costs and expenses	3,118,965	3,315,993	3,186,542	2,996,274
Income from operations	181,925	229,095	232,711	214,579
Net income	$106,476	$137,208	$139,432	$126,583
Basic net income per share	$0.73	$0.94	$0.96	$0.88
Diluted net income per share	$0.73	$0.94	$0.96	$0.88
Basic weighted average shares outstanding	146,204	145,515	144,578	143,484
Dilutive effect of outstanding stock awards	179	164	204	660
Diluted weighted average shares outstanding	146,383	145,679	144,782	144,144
Market price range of common stock:
High	$76.18	$73.09	$71.50	$73.34
Low	$67.11	$61.46	$61.64	$59.71

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.
Changes in Internal Controls Over Financial Reporting
There have not been any changes to the company’s internal control over financial reporting during the quarter ended December 31, 2016, to which this report relates, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Equity Compensation Plans
The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2016

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders (1)	10,432,398	$67.07	4,851,473
Equity compensation plans not approved by security holders	—	—	—
Total	10,432,398	$67.07	4,851,473
________________________________
(1) Includes stock available for issuance under our Employee Stock Purchase Plan, as well as options, restricted stock granted, and shares that may become subject to future awards under our 2013 Equity Incentive Plan. Specifically, 3,433,745 shares remain available under our Employee Stock Purchase Plan, and 7,007,923 options remain outstanding for future exercise. Under our 2013 Equity Incentive Plan, 4,851,473 shares may become subject to future awards in the form of stock option grants or the issuance of restricted stock.
(b) Security Ownership
The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated in this Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the heading “Related Party Transactions” in the Proxy Statement is incorporated in this Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained under the heading “Proposal Four: Ratification of Independent Auditors” in the Proxy Statement is incorporated in this Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
(1) The company’s 2016 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.
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

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
The transactions in the allowance for doubtful accounts for the years ended December 31 were as follows (in thousands):

	2016	2015	2014
Balance, beginning of year	$43,455	$41,051	$39,292
Provision	5,136	11,538	15,092
Write-offs	(9,048)	(9,134)	(13,333)
Balance, end of year	$39,543	$43,455	$41,051

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on March 1, 2017.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Chief Legal Officer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2017.

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
2.1
Agreement and Plan of Merger dated December 1, 2014 among C.H. Robinson Company Inc., Jayhawk Merger Subsidiary, Inc., Freightquote.com, Inc., and the Stockholders’ Representative named therein (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 2, 2014)

2.2
Share Sale Agreement dated August 26, 2016 by and among C.H. Robinson (Australia) Pty Ltd, and each of the vendors set forth on Schedule 1 of the Agreement (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 31, 2016)

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

†10.2
Amended and restated C.H. Robinson Worldwide, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on April 1, 2016 on file no. 000-23189)

10.3
Credit Agreement dated as of October 29, 2012, among C.H. Robinson Worldwide, Inc., the lenders party thereto, and U.S. Bank National Association, as Administrative Agent for the Lenders, as Swing Line Lender and as LC Issuer (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 1, 2012)

10.4
Omnibus Amendment dated December 31, 2014 among C.H. Robinson Worldwide, Inc., the guarantors and lenders party thereto and U.S. Bank National Association, as LC Issuer, Swing Line Lender and Administrative Agent for the lenders, to that certain Credit Agreement dated, as of October 29, 2012, by and among the C.H. Robinson Company, Inc., the lenders, and U.S. Bank National Association, as LC Issuer Swing Line Lender and Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.5
Letter Agreement dated as of August 24, 2013, by and between C.H. Robinson Worldwide, Inc. and J.P. Morgan Securities LLC, as agent for JP Morgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.6
Letter Agreement dated as of August 24, 2013, by and between C.H. Robinson Worldwide, Inc. and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.7
Note Purchase Agreement dated as of August 23, 2013, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.8
First Amendment to Note Purchase Agreement dated February 20, 2015, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.8 to the Registrant Annual Report on Form 10-K for the year ended December 31, 2014)

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

†10.11	C.H. Robinson Worldwide, Inc. 2015 Non-Equity Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A, filed on March 27, 2015, file no. 000-23189)

†10.12	Robinson Companies Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2012)

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

†10.16	2012 Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, file no. 000-23189)

†10.17	2012 Form of Restricted Stock Award for U.S. Managerial Employees (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)

†10.18	2012 Form of Restricted Stock Award for Officers (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)

†10.19	2012 Form of Time-Based Restricted Stock Unit Award (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)

†10.20	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.21	Form of Performance Share Award for Officers (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.22	Form of Performance Share Award for U.S. Managerial Employees (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.23	Form of Time-Based Restricted Stock Unit Award (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.24	Form of Incentive Stock Option (Time-Based U.S.) Agreement (Incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015)

†10.25	Form of Key Employee Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)

†10.26	Form of Employee Confidentiality and Protection of Business Agreement (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*24	Powers of Attorney

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2016, formatted in XBRL: (i) Consolidated Statement of Operations for the years ended December 31, 2016, 2015, and 2014, (ii) Consolidated Balance Sheets as of December 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, (iv) Consolidated Statements of Stockholders’ Investment for the years ended 2016, 2015, and 2014, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report