Form 10-Q
period 2017-03-31
C H ROBINSON WORLDWIDE INC
filed 2017-05-09
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging Growth Company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2017, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 140,928,814.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets

(In thousands, except per share data)	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$229,794	$247,666
Receivables, net of allowance for doubtful accounts of $39,508 and $39,543	1,802,777	1,711,191
Prepaid expenses and other	60,039	49,245
Total current assets	2,092,610	2,008,102

Property and equipment, net	235,059	232,953
Goodwill	1,240,950	1,232,796
Other intangible assets, net	162,945	167,525
Deferred tax asset	3,527	2,250
Other assets	40,653	44,132
Total assets	$3,775,744	$3,687,758

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$893,237	$839,736
Outstanding checks	74,020	82,052
Accrued expenses:
Compensation	60,243	98,107
Income taxes	59,007	15,472
Other accrued liabilities	50,860	70,351
Current portion of debt	740,000	740,000
Total current liabilities	1,877,367	1,845,718

Long-term debt	500,000	500,000
Noncurrent income taxes payable	17,919	18,849
Deferred tax liabilities	64,351	65,122
Other long-term liabilities	233	222
Total liabilities	2,459,870	2,429,911
Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 179,003 and 179,006 shares issued, 141,164 and 141,258 outstanding	14,116	14,126
Additional paid-in capital	417,624	419,280
Retained earnings	3,248,014	3,190,578
Accumulated other comprehensive loss	(44,037)	(61,442)
Treasury stock at cost (37,839 and 37,748 shares)	(2,319,843)	(2,304,695)
Total stockholders’ investment	1,315,874	1,257,847
Total liabilities and stockholders’ investment	$3,775,744	$3,687,758
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2017	2016
Revenues:
Transportation	$3,102,043	$2,713,688
Sourcing	313,082	360,255
Total revenues	3,415,125	3,073,943
Costs and expenses:
Purchased transportation and related services	2,563,885	2,179,622
Purchased products sourced for resale	282,674	330,986
Personnel expenses	290,504	277,497
Other selling, general, and administrative expenses	90,104	86,886
Total costs and expenses	3,227,167	2,874,991
Income from operations	187,958	198,952
Interest and other expense	(9,302)	(8,772)
Income before provision for income taxes	178,656	190,180
Provision for income taxes	56,576	71,217
Net income	122,080	118,963

Other comprehensive income	17,405	3,550
Comprehensive income	$139,485	$122,513

Basic net income per share	$0.86	$0.83
Diluted net income per share	$0.86	$0.83

Basic weighted average shares outstanding	141,484	143,525
Dilutive effect of outstanding stock awards	374	133
Diluted weighted average shares outstanding	141,858	143,658

Cash dividends declared per share	$0.45	$0.43
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$122,080	$118,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,431	16,875
Provision for doubtful accounts	3,618	85
Stock-based compensation	12,318	15,179
Deferred income taxes	(2,048)	15,350
Excess tax benefit on stock-based compensation	(9,344)	(13,827)
Loss on sale/disposal of assets	485	180
Changes in operating elements (net of acquisitions):
Receivables	(95,204)	42,295
Prepaid expenses and other	(6,049)	(7,378)
Other non-current assets	(1,016)	—
Accounts payable and outstanding checks	47,201	(22,783)
Accrued compensation	(37,864)	(84,431)
Accrued income taxes	51,949	32,732
Other accrued liabilities	(15,861)	(9,090)
Net cash provided by operating activities	92,696	104,150

INVESTING ACTIVITIES
Purchases of property and equipment	(13,537)	(13,121)
Purchases and development of software	(3,183)	(4,704)
Acquisitions, net of cash acquired	(1,780)	—
Other	56	(770)
Net cash used for investing activities	(18,444)	(18,595)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	15,823	6,990
Stock tendered for payment of withholding taxes	(18,955)	(32,270)
Repurchase of common stock	(28,999)	(21,249)
Cash dividends	(64,597)	(63,888)
Excess tax benefit on stock-based compensation	—	13,827
Proceeds from short-term borrowings	2,450,000	1,480,000
Payments on short-term borrowings	(2,450,000)	(1,460,000)
Net cash used for financing activities	(96,728)	(76,590)

Effect of exchange rates on cash	4,604	2,212
Net (decrease)/increase in cash and cash equivalents	(17,872)	11,177
Cash and cash equivalents, beginning of period	247,666	168,229
Cash and cash equivalents, end of period	$229,794	$179,406

Noncash transactions from investing and financing activities:
Accrued share repurchases held in other accrued liabilities	$3,000	$3,000
Accrued purchases of property and equipment	1,404	—
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL
Basis of Presentation - C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of transportation services and logistics solutions operating through a network of offices located in North America, Europe, Asia, Australia, New Zealand, and South America. The consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements.
Our reportable segments are North American Surface Transportation ("NAST"), Global Forwarding, Robinson Fresh, and All Other and Corporate. The All Other and Corporate segment includes Managed Services, Other Surface Transportation outside of North America, and other miscellaneous revenues and unallocated corporate expenses. We group offices primarily by services they provide. For financial information concerning our reportable segments, refer to Note 9.
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
Consistent with SEC rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read the condensed consolidated financial statements and related notes in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recently Issued Accounting Standards - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, and in August 2015 issued ASU No. 2015-14, which amended the standard as to effective date. The new comprehensive revenue recognition standard will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For the majority of our revenue arrangements, no significant impacts are expected as these transactions are not accounted for under industry-specific guidance that will be superseded by the ASU and generally consist of a single performance obligation to transfer promised goods or services. This standard is effective for us as of January 1, 2018, and permits the use of either a retrospective or a cumulative effect transition method. In preparation for our adoption of the new standard in the quarter beginning January 1, 2018, management assembled a project management team, which has obtained representative samples of contracts and other forms of agreements with our customers and is evaluating the provisions contained within those documents based on the new guidance. We do not expect this change to have a material impact on our results of operations, financial position, and cash flows once implemented. We are still evaluating the disclosure requirements under these standards. As we complete our overall evaluation, we are also identifying and preparing to implement changes to our accounting policies, practices, and controls to support the new standards.
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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, and accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification, and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016. During the first quarter of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718). The adoption of ASU 2016-09 prospectively impacts the recording of income taxes related to share-based payment awards in our consolidated statement of financial position and results of operations, as well as the operating and financing cash flows on the consolidated statements of cash flows. The magnitude of such impacts are dependent on our future grants of stock-based compensation, our future stock price in relation to the fair value of awards on grant date, and the exercise behavior of our option holders. We have prospectively adopted these provisions in the first quarter of 2017. Prior periods have not been restated. This adoption resulted in a decrease in our provision for income taxes of $9.3 million in the first quarter of 2017.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, any impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment tests performed after January 1, 2017. We have not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was allocated to each of our segments based on the relative fair value at November 30, 2016. The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
December 31, 2016 balance	$907,230	$159,050	$139,558	$26,958	$1,232,796
Translation	6,001	1,052	923	178	8,154
March 31, 2017 balance	$913,231	$160,102	$140,481	$27,136	$1,240,950
We will allocate goodwill resulting from future business combinations to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on a continual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.
Identifiable intangible assets consisted of the following (in thousands):

	March 31, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$248,530	$(96,248)	$152,282	$244,036	$(87,199)	$156,837
Non-competition agreements	500	(312)	188	500	(287)	213
Total finite-lived intangibles	249,030	(96,560)	152,470	244,536	(87,486)	157,050

Indefinite-lived intangibles
Trademarks	10,475	—	10,475	10,475	—	10,475
Total intangibles	$259,505	$(96,560)	$162,945	$255,011	$(87,486)	$167,525

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Amortization expense	$8,874	$6,093
Definite-lived intangible assets, by reportable segment, as of March 31, 2017, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
Remainder of 2017	$5,670	$20,640	$—	$375	$26,685
2018	7,560	27,476	—	—	35,036
2019	7,560	27,476	—	—	35,036
2020	—	24,772	—	—	24,772
2021	—	11,251	—	—	11,251
Thereafter	—	19,690	—	—	19,690
Total					$152,470

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
We had no Level 3 assets or liabilities as of and during the periods ended March 31, 2017, and December 31, 2016. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
Senior Unsecured Revolving Credit Facility
We have a senior unsecured revolving credit facility (the "Credit Agreement") with total availability of $900 million which expires in December 2019. As of both March 31, 2017, and December 31, 2016, we had $740 million respectively, in borrowings outstanding under the Credit Agreement, which is classified as a current liability on the condensed consolidated balance sheets. At March 31, 2017, we had remaining borrowing availability of $160 million. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of March 31, 2017, the variable rate equaled LIBOR plus 1.13 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The weighted average interest rate incurred on borrowings during the quarter ended March 31, 2017, was approximately 1.9 percent and at March 31, 2017, was approximately 2.1 percent. The weighted average interest rate incurred on borrowings during the quarter ended March 31, 2016, was approximately 1.5 percent and at March 31, 2016, was approximately 1.4 percent.
The Credit Agreement contains various restrictions and covenants. Among other requirements, we may not permit our leverage ratio, determined as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation, and amortization), to exceed 3.00 to 1.00. We were in compliance with all of the financial debt covenants under the Credit Agreement as of March 31, 2017.
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
Note Purchase Agreement
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
The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding the company and its subsidiaries and various covenants, including covenants that require us to maintain specified financial ratios. The Note Purchase Agreement includes the following financial covenants: we will not permit our leverage ratio, determined as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation, and amortization), to exceed 3.00 to 1.00; we will not permit the interest coverage ratio, as of the end of each of our fiscal quarters and for the twelve-month period then ending, of (i) Consolidated EBIT (earnings before income taxes) to (ii) Consolidated Interest Expense to be less than 2.00 to 1.00; and we will not permit, as of the end of each of our fiscal quarters, Consolidated Priority Debt to exceed 15 percent of Consolidated Total Assets. We were in compliance with all of the financial debt covenants under the Note Purchase Agreement as of March 31, 2017.
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
The fair value of long-term debt approximated $533.3 million at March 31, 2017. We estimate the fair value of our debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own risk. If our long-term debt was recorded at fair value, it would be classified as Level 2.

NOTE 5. INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2009. During the first quarter of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718). This adoption resulted in a decrease in our provision for income taxes of $9.3 million in the first quarter of 2017. We have asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international business. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $19.6 million as of March 31, 2017.
Our effective tax rate for the three months ended March 31, 2017 and 2016 was 31.7 percent and 37.4 percent, respectively. The effective income tax rate for the three months ended March 31, 2017 was lower than the statutory federal income tax rate due to the adoption of ASU 2016-09.
It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our condensed consolidated results of operations or condensed consolidated financial position.

NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	$3,002	$3,337
Stock awards	8,410	10,840
Company expense on ESPP discount	906	1,002
Total stock-based compensation expense	$12,318	$15,179
On May 12, 2016, our shareholders approved an amendment to and restatement of our 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 13,041,803 shares can be granted under this plan. Approximately 4,969,608 shares were available for stock awards as of March 31, 2017. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the plan.
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

The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of March 31, 2017, unrecognized compensation expense related to stock options was $53.6 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
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
As of March 31, 2017, there was unrecognized compensation expense of $131.3 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
Employee Stock Purchase Plan - Our 1997 Employee Stock Purchase Plan ("ESPP") allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of each quarter discounted by 15 percent. Shares vest immediately. The following is a summary of the employee stock purchase plan activity (dollar amounts in thousands):

Three Months Ended March 31, 2017
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
78,180	$5,136	$906

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
In February 2017, we resolved an outstanding legal claim. The outcome of the resolution was an $8.75 million decrease in other selling, general, and administrative expenses, creating an increase in income from operations in the first quarter of 2017.

NOTE 8. ACQUISITIONS
On September 30, 2016, we acquired all of the outstanding stock of APC Logistics ("APC") for the purpose of expanding our global presence and bringing additional capabilities and expertise to our portfolio. Total purchase consideration was $229.4 million, which was paid in cash. We used advances under the Credit Agreement to fund part of the cash consideration. The following is a preliminary summary of the allocation of purchase price consideration to the estimated fair value of net assets for the acquisition of APC Logistics (in thousands):

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
The APC goodwill is a result of acquiring and retaining the APC existing workforce and expected synergies from integrating their business into ours. Purchase accounting is considered preliminary, subject to revision, mainly with respect to certain potential post-closing and working capital adjustments, as final information was not available as of March 31, 2017. The goodwill will not be deductible for tax purposes. The results of operations of APC have been included in our consolidated financial statements since October 1, 2016. Pro forma financial information for prior periods is not presented because we believe the acquisition to be not material to our consolidated results. We paid $1.8 million resulting from a working capital adjustment due to the sellers per the terms of the agreement.

NOTE 9. SEGMENT REPORTING
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

The internal reporting of segments is defined, based in part, on the reporting and review process used by our chief operating decision maker, our Chief Executive Officer. The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2016. Segment information for prior years has been retroactively recast to align with current year presentation. Segment information as of, and for the quarters ended, March 31, 2017 and 2016, is as follows (dollars in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended March 31, 2017
Revenues	$2,259,252	$468,788	$550,445	$136,640	$—	$3,415,125
Intersegment revenues	101,154	8,143	33,340	6,878	(149,515)	—
Total Revenues	$2,360,406	$476,931	$583,785	$143,518	$(149,515)	$3,415,125
Net Revenues	$372,440	$106,546	$56,837	$32,743	—	$568,566
Income from Operations	155,877	16,206	14,652	1,223	—	187,958
Depreciation and amortization	5,590	8,020	1,146	7,675	—	22,431
Total assets(1)	2,126,900	699,139	409,972	539,733	$—	3,775,744
Average headcount	6,844	3,926	961	2,548	—	14,279

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended March 31, 2016
Revenues	$2,045,479	$351,112	$564,093	$113,259	$—	$3,073,943
Intersegment revenues	60,269	6,080	23,896	313	(90,558)	—
Total Revenues	$2,105,748	$357,192	$587,989	$113,572	$(90,558)	$3,073,943
Net Revenues	$383,798	$92,866	$58,185	$28,486	$—	$563,335
Income from Operations	162,351	16,857	17,733	2,011	—	198,952
Depreciation and amortization	5,502	5,079	768	5,526	—	16,875
Total assets(1)	1,854,240	514,958	370,319	422,728	—	3,162,245
Average headcount	6,666	3,488	922	2,175	—	13,251
(1) All cash and cash equivalents and debt are included in All Other and Corporate. Goodwill was allocated to each segment based on relative fair value as of November 30, 2016.

NOTE 10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' investment on our condensed consolidated balance sheets. The recorded balance, at March 31, 2017, and December 31, 2016, was $44.0 million and $61.4 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency translation adjustments at March 31, 2017 and December 31, 2016.

NOTE 11. SUBSEQUENT EVENTS
On April 26, 2017, the company, as initial master servicer and performance guarantor, C.H. Robinson Receivables, LLC, a wholly-owned subsidiary of the company and bankruptcy-remote entity (“CHRR”), as seller, Gotham Funding Corporation, as conduit purchaser, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (“BTMU”) and Wells Fargo Bank, National Association (“Wells Fargo”), as committed purchasers (conduit purchasers and committed purchasers collectively, the “Purchasers”), BTMU and Wells Fargo, as purchaser agents , and BTMU, as administrative agent (in such capacity, the “Agent”), entered into a Receivables Purchase Agreement (the “Receivables Purchase Agreement”). The Receivables Purchase Agreement and related transaction documents provide a receivables securitization facility (the “Receivables Securitization Facility”).
The documentation for the Receivables Securitization Facility includes (i) the Receivables Purchase Agreement, (ii) a Receivables Sale Agreement (the “RSA”) by and among C.H. Robinson Company Inc., a wholly‑owned subsidiary of the company (the “Originator”), CHRR, and the company, as initial master servicer; and (iii) a Performance Guaranty by the company for the benefit of the Agent, the Purchasers, and other affected parties (the “Performance Guaranty”).
CHRR was formed for the purpose of acquiring rights to payment arising from the sale of goods or services by the Originator (the “Receivables”). Under the Receivables Securitization Facility, on an ongoing basis the Originator will sell Receivables to CHRR on a non-recourse basis or transfer Receivables to CHRR as capital contributions. CHRR in turn may obtain funding of up to $250 million from time to time from the conduit purchaser or the committed purchasers by requesting purchases of interests in Receivables owned by CHRR, related assets and collections. The purchase price for Receivables sold by the Originator to CHRR will be paid in cash to the extent available to pay the price of Receivables each day, with the balance being evidenced by one or more subordinated notes from CHRR. The subordinated note obligations will be satisfied from collections of the Receivables available after payment of other amounts owed by CHRR under the Receivables Purchase Agreement. For as long as the company is the master servicer, the company will service, administer, and collect the Receivables on behalf of CHRR and the Purchasers. The Performance Guaranty is a customary undertaking by the company guaranteeing the performance of the obligations of the Originator and any master servicer under the Receivables Purchase Agreement and the RSA, as applicable.
The Receivables Purchase Agreement requires CHRR to pay yield based on the rate for commercial paper issued by a conduit purchaser, in the case of purchases by a conduit purchaser, and based on 30 day LIBOR plus a margin, in the case of other purchases. A different default rate may be used to calculate yield in the case of certain defaults. Different rates may be used to calculate yield with respect to specific tranches if an appropriate LIBOR rate is not available or if the Agent does not receive required notice that the tranche is not to be funded through the issuance of commercial paper notes. In addition, CHRR will pay the Purchasers upfront fees, commitment fees, and fees based on facility use, and will pay an administrative agent fee.
The Receivables Purchase Agreement contains various customary affirmative and negative covenants, and it also contains customary default and termination provisions which provide for acceleration of amounts owed under the Receivables Purchase Agreement upon the occurrence of certain specified events with respect to the company, the Originator, or CHRR, including, but not limited to, the failure to pay yield, fees, and other amounts due, defaults on certain other indebtedness, failure to discharge certain judgments, insolvency events, change in control, and exceeding certain financial ratios designed to capture events negatively affecting the overall credit quality of the Receivables.
The Receivables Securitization Facility will terminate on April 26, 2019 unless extended by the parties. We used the proceeds from the Receivables Securitization Facility to pay down the balance on the Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes.
FORWARD-LOOKING INFORMATION
Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions or dispositions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in economic conditions; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers, or for other reasons; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the potential impacts of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel price increases or decreases, or fuel shortages; cyber-security related risks; the impact of war on the economy; changes to our capital structure; risk of unanticipated events or opportunities that might require additional capital expenditures or alter the timing of such expenditures; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 1, 2017.
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
Our reportable segments are North American Surface Transportation (“NAST”), Global Forwarding, Robinson Fresh, and All Other and Corporate. The All Other and Corporate segment includes Managed Services, Other Surface Transportation outside of North America, and other miscellaneous revenues and unallocated corporate expenses. We group offices primarily by services they provide. For financial information concerning our reportable segments and geographic regions, refer to Note 9 of our consolidated financial statements.
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
We keep our business model as variable as possible to allow us to be flexible and adapt to changing economic and industry conditions. We sell transportation services and produce to our customers with varied pricing arrangements. Some prices are committed to for a period of time, subject to certain terms and conditions, and some prices are set on a spot market basis. We buy most of our truckload transportation capacity and produce on a spot market basis. Consequently, our net revenue per transaction tends to increase in times when there is excess supply and decrease in times when demand is strong relative to supply.
We design our personnel and other operating expenses to be variable. Compensation is tied to productivity and performance. Each office is responsible for its hiring and headcount decisions, based on the needs of their office and to balance personnel resources with business requirements.
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
Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount increased by 307 employees during the first quarter of 2017. Compensation programs are performance-based and cash incentive is directly tied to productivity and performance. Most network management compensation is dependent on the profitability of their particular office. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity. All of our managers and certain other employees who have significant responsibilities are eligible to receive equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders.
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

RESULTS OF OPERATIONS
The following table summarizes our total revenues by service line (in thousands):

	Three Months Ended March 31,
	2017	2016	% change
Transportation	$3,102,043	$2,713,688	14.3%
Sourcing	313,082	360,255	(13.1)%
Total	$3,415,125	$3,073,943	11.1%
The following table illustrates our net revenue margins by services and products:

	Three Months Ended March 31,
	2017	2016
Transportation	17.3%	19.7%
Sourcing	9.7%	8.1%
Total	16.6%	18.3%

The following table summarizes our net revenues by service line. The service line net revenues in the table differ from the segment service line revenues discussed below as our segments have revenues from multiple service lines (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	% change
Transportation
Truckload	$304,122	$321,684	(5.5)%
LTL(1)	97,623	91,293	6.9%
Intermodal	7,492	9,264	(19.1)%
Ocean	62,875	58,669	7.2%
Air	21,817	18,409	18.5%
Customs	16,078	10,724	49.9%
Other Logistics Services	28,151	24,023	17.2%
Total Transportation	538,158	534,066	0.8%
Sourcing	30,408	29,269	3.9%
Total	$568,566	$563,335	0.9%
(1) Less than truckload ("LTL")

The following table represents certain statements of operations data, shown as percentages of our net revenues:

	Three Months Ended March 31,
	2017	2016
Net revenues	100.0%	100.0%
Operating expenses:
Personnel expenses	51.1%	49.3%
Other selling, general, and administrative expenses	15.9%	15.4%
Total operating expenses	66.9%	64.7%
Income from operations	33.1%	35.3%
Interest and other expense	(1.6)%	(1.6)%
Income before provision for income taxes	31.4%	33.8%
Provision for income taxes	10.0%	12.6%
Net income	21.5%	21.1%

The following table summarizes our results by reportable segment (dollars in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended March 31, 2017
Revenues	$2,259,252	$468,788	$550,445	$136,640	$—	$3,415,125
Intersegment revenues	101,154	8,143	33,340	6,878	(149,515)	—
Total Revenues	$2,360,406	$476,931	$583,785	$143,518	$(149,515)	$3,415,125
Net Revenues	372,440	106,546	56,837	32,743	—	568,566
Income from Operations	$155,877	$16,206	$14,652	$1,223	$—	$187,958

Three Months Ended March 31, 2016
Revenues	$2,045,479	$351,112	$564,093	$113,259	$—	$3,073,943
Intersegment revenues	60,269	6,080	23,896	313	(90,558)	—
Total Revenues	$2,105,748	$357,192	$587,989	$113,572	$(90,558)	$3,073,943
Net Revenues	383,798	92,866	58,185	28,486	—	563,335
Income from Operations	$162,351	$16,857	17,733	$2,011	$—	$198,952

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016
Total revenues and direct costs. Our consolidated total revenues increased 11.1 percent in the first quarter of 2017 compared to the first quarter of 2016. Total transportation revenues increased 14.3 percent in the first quarter of 2017 compared to the first quarter of 2016. The increase was driven by increased volumes in all of our transportation services, partially offset by lower rates charged to our customers. Total purchased transportation and related services increased 17.6 percent in the first quarter of 2017 compared to the first quarter of 2016. The increase was due to increased volumes in all of our transportation services and increased cost of transportation, including fuel. Our sourcing revenue decreased 13.1 percent to $313.1 million in the first quarter of 2017 from $360.3 million in the first quarter of 2016. Purchased products sourced for resale decreased 14.6 percent in the first quarter of 2017 to $282.7 million from $331.0 million in the first quarter of 2016. These decreases were due to lower pricing resulting from lower commodity costs, and a decrease in case volumes of one percent.

Net revenues. Total transportation net revenues increased 0.8 percent to $538.2 million in the first quarter of 2017 from $534.1 million in the first quarter of 2016. Our transportation net revenue margin decreased to 17.3 percent in the first quarter of 2017 from 19.7 percent in the first quarter of 2016 primarily due to the cost of transportation increasing more than customer pricing, including fuel, in nearly all transportation services. Sourcing net revenues increased 3.9 percent to $30.4 million in the first quarter of 2017 from $29.3 million in the first quarter of 2016. This increase was primarily due to an increase in net revenue per case, as product costs decreased slightly more than product sales price per case, partially offset by a one percent decrease in case volumes. Our sourcing net revenue margin for the first quarter of 2017 increased to 9.7 percent from 8.1 percent in the first quarter of 2016.
Operating expenses. Operating expenses increased 4.5 percent to $380.6 million in the first quarter of 2017 from $364.4 million in the first quarter of 2016. Operating expenses as a percentage of net revenues increased slightly to 66.9 percent in the first quarter of 2017 from 64.7 percent in the first quarter of 2016.
For the first quarter, personnel expenses increased 4.7 percent to $290.5 million in 2017 from $277.5 million in 2016. During the first quarter of 2017, our average headcount increased 7.8 percent compared to the first quarter of 2016, including approximately 310 employees added as a result of our acquisition of APC. The increase in personnel expense was due to an increase in average headcount, partially offset by decreased expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability.
For the first quarter of 2017, other selling, general, and administrative expenses increased 3.7 percent to $90.1 million in 2017 from $86.9 million in the first quarter of 2016. This increase was primarily due to increases in costs related to the APC acquisition, the provision for bad debt, and warehouse costs, partially offset by the collection of a previously resolved legal claim of $8.75 million.
Income from operations. Income from operations decreased 5.5 percent to $188.0 million in the first quarter of 2017 from $199.0 million in the first quarter of 2016. This decrease was primarily driven by declines in income from operations in NAST and Robinson Fresh. Income from operations as a percentage of net revenues decreased to 33.1 percent in the first quarter of 2017 from 35.3 percent in the first quarter of 2016.
Interest and other expense. Interest and other expense was $9.3 million in the first quarter of 2017 compared to $8.8 million in the first quarter of 2016. The change was due primarily to higher average short-term debt balance and an increase in interest rates on our short-term debt, during the quarter ended March 31, 2017, compared to the same period ended March 31, 2016. Increased borrowings were related to the acquisition of APC.
Provision for income taxes. Our effective income tax rate was 31.7 percent for the first quarter of 2017 and 37.4 percent for the first quarter of 2016. During the first quarter of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718). The adoption of ASU 2016-09 prospectively impacts the recording of income taxes related to share-based payment awards in our consolidated statement of financial position and results of operations, as well as the operating and financing cash flows on the consolidated statements of cash flow. This adoption resulted in a decrease in our provision for income taxes of $9.3 million in the first quarter of 2017. The effective income tax rate for the three months ended March 31, 2017 was lower than the statutory federal income tax rate due to the adoption of ASU 2016-09.
Net income. Net income increased 2.6 percent to $122.1 million in the first quarter of 2017 from $119.0 million in the first quarter of 2016. Basic and diluted net income per share increased 3.6 percent to $0.86 from $0.83.

SEGMENT RESULTS OF OPERATIONS
Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016
North American Surface Transportation. NAST total revenues, including intersegment revenues, increased 12.1 percent to $2.4 billion in the first quarter of 2017 from $2.1 billion in the first quarter of 2016. This increase was driven by volume increases in all services. NAST cost of transportation and related services increased 15.4 percent to $2.0 billion in the first quarter of 2017 from $1.7 billion in the first quarter of 2016. This increase was driven by volume and costs of transportation increases in all services. NAST net revenues decreased 3.0 percent to $372.4 million in the first quarter of 2017 from $383.8 million in the first quarter of 2016. This decrease was driven by a decline in truckload net revenues, discussed below.
NAST truckload net revenues decreased 5.7 percent to $267.6 million in the first quarter of 2017 from $283.7 million in the first quarter of 2016. NAST truckload volumes increased approximately 11 percent in the first quarter of 2017 compared to the first quarter of 2016. NAST truckload net revenue margin decreased in the first quarter of 2017 compared to the first quarter of 2016, due primarily to lower customer pricing, including fuel costs.

NAST truckload net revenues accounted for approximately 92 percent of our total North American truckload net revenues in the first quarter of both 2017 and 2016. The majority of the remaining North American truckload net revenues are included in Robinson Fresh. Excluding the estimated impacts of the increase in fuel costs, our average truckload rate per mile charged to our customers decreased approximately four percent in the first quarter of 2017 compared to the first quarter of 2016. Our truckload transportation costs decreased approximately two percent, excluding the estimated increase in fuel costs.
NAST LTL net revenues increased 7.1 percent to $93.5 million in the first quarter of 2017 from $87.3 million in the first quarter of 2016. This increase was primarily due to a volume increase of approximately 8.5 percent in the first quarter of 2017 compared to the first quarter of 2016, partially offset by a slight decrease in net revenue margin.
NAST intermodal net revenues decreased 17.3 percent to $7.2 million in the first quarter of 2017 from $8.7 million in the first quarter of 2016. Intermodal volumes were negatively impacted by the alternative lower cost truck market during the first quarter of 2017.
NAST operating expenses decreased 2.2 percent in the first quarter of 2017 to $216.6 million compared to $221.4 million in the first quarter of 2016. This decrease was due to the collection of a previously resolved legal claim of $8.75 million as well as decreases in personnel expenses. The decrease in personnel expense is related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability, partially offset by an increase in average headcount of 2.7 percent. The operating expenses of NAST and all other segments include allocated corporate expenses.
NAST operating income decreased 4.0 percent to $155.9 million in the first quarter of 2017 from $162.4 million in the first quarter of 2016. This was primarily due to a decline in net revenues caused by lower customer pricing.
Global Forwarding. Global Forwarding total revenues, including intersegment revenues, increased 33.5 percent to $476.9 million in the first quarter of 2017 compared to $357.2 million in the first quarter of 2016. Global Forwarding costs of transportation and related services increased 40.1 percent to $370.4 million in the first quarter of 2017 from $264.3 million in the first quarter of 2016. Global Forwarding net revenues increased 14.7 percent to $106.5 million in the first quarter of 2017 compared to $92.9 million in the first quarter of 2016. These increases were primarily driven by our acquisition of APC.
Global Forwarding ocean transportation net revenues increased 8.3 percent to $63.4 million in the first quarter of 2017 from $58.6 million in the first quarter of 2016. The increase in net revenues was primarily a result of our acquisition APC. Ocean net revenues were negatively impacted by margin compression on contractual business with fixed pricing.
Our air transportation net revenues increased 17.2 percent to $20.4 million in the first quarter of 2017 from $17.4 million in the first quarter of 2016. The increase was primarily the result of our acquisition of APC.
Our customs net revenues increased 50.0 percent to $16.1 million in the first quarter of 2017 from $10.7 million in 2016. The increase was primarily due to increased transaction volumes, primarily related to the acquisition of APC.
Global Forwarding operating expenses increased 18.9 percent in the first quarter of 2017 to $90.3 million from $76.0 million in the first quarter of 2016. These increases were driven by an average headcount increase of 12.6 percent and the acquisition amortization expense related to the acquisition of APC.
Global Forwarding operating income decreased 3.9 percent to $16.2 million in the first quarter of 2017 from $16.9 million in the first quarter of 2016. This was primarily due to an increase in operating expenses, partially offset by an increase in net revenues.
Robinson Fresh. Robinson Fresh total revenues, including intersegment revenues, decreased 0.7 percent to $583.8 million in the first quarter of 2017 from $588.0 million in the first quarter of 2016. Robinson Fresh costs of transportation and related services and purchased products sourced for resale decreased 0.5 percent to $526.9 million in the first quarter of 2017 from $529.8 million in the first quarter of 2016. Robinson Fresh net revenues decreased 2.3 percent to $56.8 million in the first quarter of 2017 from $58.2 million in the first quarter of 2016. This decrease was the result of declines in transportation net revenues, partially offset by increases in sourcing net revenues.
Robinson Fresh net revenues from sourcing services increased 3.9 percent to $30.4 million in the first quarter of 2017 compared to $29.3 million in the first quarter of 2016. This was primarily the result of higher net revenue margin due to lower product costs, partially offset by a decrease in case volumes.
Robinson Fresh net revenues from transportation services decreased 8.6 percent to $26.4 million in the first quarter of 2017 compared to $28.9 million in the first quarter of 2016, primarily due to decreases in truckload revenue, partially offset by increases in other transportation services net revenues. Robinson Fresh transportation net revenue margin decreased in the first quarter of 2017 compared to the first quarter of 2016, due primarily to lower customer pricing.

Robinson Fresh operating expenses increased 4.3 percent in the first quarter of 2017 to $42.2 million from $40.5 million in the first quarter of 2016. This was primarily due to an increase in warehousing expenses related to expanding facilities and an increase in average headcount, partially offset by a decrease in expenses related to incentive compensation plans.
Robinson Fresh operating income decreased 17.4 percent to $14.7 million in the first quarter of 2017 from $17.7 million in the first quarter of 2016. This was primarily due to a decrease in transportation services net revenues, and an increase in operating expenses.
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
Managed Services net revenues increased 17.9 percent in the first quarter of 2017 to $17.2 million compared to $14.6 million in the first quarter of 2016. This increase was a result of volume growth from both new and existing customers. Other Surface Transportation increased 11.8 percent in the first quarter of 2017 to $15.6 million compared to $13.9 million in the first quarter of 2016, primarily the result of growth in Europe Surface Transportation.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In 2012, we entered into a senior unsecured revolving credit facility to partially fund the acquisition of Phoenix. In December 2014, we amended the revolving credit facility to increase the amount available from $500 million to $900 million and to extend the expiration date from October 2017 to December 2019, primarily to fund the acquisition of Freightquote. In 2013, we entered into a Note Purchase Agreement to fund the repurchase of $500 million worth of our common stock. The Note Purchase Agreement was amended in February 2015 to conform its financial covenants to be consistent with the amended revolving credit facility. We also expect to use the revolving credit facility, the receivables securitization facility, and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases. Cash and cash equivalents totaled $229.8 million as of March 31, 2017, and $247.7 million as of December 31, 2016. Cash and cash equivalents held outside the United States totaled $173.9 million as of March 31, 2017, and $172.2 million as of December 31, 2016. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $19.6 million as of March 31, 2017. Working capital at March 31, 2017, was $215.2 million and at December 31, 2016, was $162.4 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $92.7 million and $104.2 million of cash flow from operations during the three months ended March 31, 2017 and March 31, 2016 respectively, a decrease of $11.5 million compared to the three months ended March 31, 2016. The increase in volumes, customer rates, including fuel prices, in the first three months of 2017 compared to the first three months of 2016 resulted in increased growth in working capital and led to decreased operating cash flow.
Cash used for investing activities. We used $18.4 million and $18.6 million of cash during the three months ended March 31, 2017 and March 31, 2016 for investing activities.
We used $16.7 million and $17.8 million for capital expenditures during the three months ended March 31, 2017 and March 31, 2016. During the three months ended March 31, 2017, our capital expenditures consisted primarily of investments in facilities, office equipment, and information technology, which are intended to improve efficiencies and help grow the business.
During the three months ended March 31, 2017, we used $1.8 million in connection with the acquisition of APC resulting from a post-closing working capital adjustment due to the sellers per the terms of the agreement.
Cash used for financing activities. We used $96.7 million and $76.6 million of cash flow for financing activities during the three months ended March 31, 2017 and March 31, 2016.

During the three months ended March 31, 2017 and March 31, 2016, we had net short-term borrowings of $0.0 and $20.0 million. The outstanding balance on the revolving credit facility was $740.0 million as of March 31, 2017. We were in compliance with all of the credit facility's financial debt covenants as of March 31, 2017.
We used $64.6 million and $63.9 million to pay cash dividends during the three months ended March 31, 2017 and March 31, 2016. The increase was primarily due to a dividend rate increase in 2017 compared to 2016, partially offset by a decrease in weighted average shares outstanding during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.
We used $29.0 million and $21.2 million on share repurchases during the three months ended March 31, 2017 and March 31, 2016. The change was due to an increase in the number of shares repurchased and the average price of the repurchased shares during the three months ended March 31, 2017, compared to the same period of 2016. In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of March 31, 2017, there were 4,088,584 shares remaining for future repurchases under the repurchase authorization. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
We used $19.0 million and $32.3 million to acquire shares from employees through their withholding taxes resulting from the delivery of restricted equity during the three months ended March 31, 2017 and March 31, 2016.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our condensed consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of our critical accounting policies and estimates.
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
Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance was $39.5 million as of March 31, 2017 and December 31, 2016. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had $229.8 million of cash and cash equivalents on March 31, 2017. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $900 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or "prime" plus the applicable add-on percentage as defined therein. At March 31, 2017, there was $740.0 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $175,000,000 of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023, (ii) $150,000,000 of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (iii) $175,000,000 of the company’s 4.60 percent Senior Notes, Series C, due August 27, 2033. At March 31, 2017, there was $500.0 million outstanding on the notes.
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
In February 2017, we resolved an outstanding legal claim. The outcome of the resolution was an $8.75 million decrease in other selling, general, and administrative expenses, creating an increase in income from operations in the first quarter of 2017.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the company during the quarter ended March 31, 2017, of shares of the company's common stock.

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2017-January 31, 2017	227,710	$76.24	—	4,418,564
February 1, 2017-February 28, 2017	54,042	79.48	37,479	4,381,085
March 1, 2017-March 31, 2017	296,297	78.63	292,501	4,088,584
First quarter 2017	578,049	$77.77	329,980	4,088,584
(a) The total number of shares purchased includes: (i) 329,980 shares of common stock purchased under the authorization described below; and (ii) 248,069 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(b) In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of March 31, 2017, there were 4,088,584 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3. DEFAULTS ON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this report:

10.1
Receivables Purchase Agreement, dated as of April 26, 2017, by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, Gotham Funding Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report filed on Form 8-K (File No. 000-23189) filed on April 28, 2017).

10.2
Receivables Sale Agreement, dated as of April 226, 2017, by and among C.H. Robinson Company, Inc., C.H. Robinson Receivables, LLC, and C.H. Robinson Worldwide, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report filed on Form 8-K (File No. 000-23189) filed on April 28, 2017).

10.3
Performance Guaranty, dated as of April 26, 2017, made by C.H. Robinson Worldwide, Inc. for the benefit of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, Wells Fargo Bank, National Association, Gotham Funding Corporation and other affected parties (incorporated by reference to Exhibit 10.3 to our Current Report filed on Form 8-K (File No. 000-23189) filed on April 28, 2017).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended March 31, 2017, formatted in XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2017.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By:	/s/ Andrew C. Clarke
Andrew C. Clarke
Chief Financial Officer (principal accounting officer)