Form 10-Q
period 2017-06-30
C H ROBINSON WORLDWIDE INC
filed 2017-08-03
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2017, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 140,386,068.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets

(In thousands, except per share data)	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$273,182	$247,666
Receivables, net of allowance for doubtful accounts of $42,514 and $39,543	1,948,204	1,711,191
Prepaid expenses and other	63,636	49,245
Total current assets	2,285,022	2,008,102

Property and equipment, net	234,312	232,953
Goodwill	1,242,918	1,232,796
Other intangible assets, net	154,124	167,525
Deferred tax asset	5,142	2,250
Other assets	44,371	44,132
Total assets	$3,965,889	$3,687,758

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$978,431	$839,736
Outstanding checks	76,864	82,052
Accrued expenses:
Compensation	74,754	98,107
Income taxes	16,004	15,472
Other accrued liabilities	59,441	70,351
Current portion of debt	592,000	740,000
Total current liabilities	1,797,494	1,845,718

Long-term debt	750,000	500,000
Noncurrent income taxes payable	17,278	18,849
Deferred tax liabilities	63,667	65,122
Other long-term liabilities	242	222
Total liabilities	2,628,681	2,429,911
Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 179,003 and 179,006 shares issued, 140,679 and 141,258 outstanding	14,068	14,126
Additional paid-in capital	421,133	419,280
Retained earnings	3,294,767	3,190,578
Accumulated other comprehensive loss	(37,306)	(61,442)
Treasury stock at cost (38,324 and 37,748 shares)	(2,355,454)	(2,304,695)
Total stockholders’ investment	1,337,208	1,257,847
Total liabilities and stockholders’ investment	$3,965,889	$3,687,758
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Revenues:
Transportation	$3,319,995	$2,881,496	$6,422,038	$5,595,184
Sourcing	390,023	418,245	703,105	778,500
Total revenues	3,710,018	3,299,741	7,125,143	6,373,684
Costs and expenses:
Purchased transportation and related services	2,781,355	2,324,995	5,345,240	4,504,617
Purchased products sourced for resale	354,874	380,531	637,548	711,517
Personnel expenses	284,220	270,251	574,724	547,748
Other selling, general, and administrative expenses	107,749	90,217	197,853	177,103
Total costs and expenses	3,528,198	3,065,994	6,755,365	5,940,985
Income from operations	181,820	233,747	369,778	432,699
Interest and other expense	(9,368)	(6,265)	(18,670)	(15,037)
Income before provision for income taxes	172,452	227,482	351,108	417,662
Provision for income taxes	61,381	84,392	117,957	155,609
Net income	111,071	143,090	233,151	262,053

Other comprehensive gain (loss)	6,731	(3,577)	24,136	(27)
Comprehensive income	$117,802	$139,513	$257,287	$262,026

Basic net income per share	$0.79	$1.00	$1.65	$1.83
Diluted net income per share	$0.78	$1.00	$1.65	$1.83

Basic weighted average shares outstanding	141,061	142,998	141,229	143,259
Dilutive effect of outstanding stock awards	526	218	484	178
Diluted weighted average shares outstanding	141,587	143,216	141,713	143,437

Cash dividends declared per share	$0.45	$0.43	$0.90	$0.86
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$233,151	$262,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,377	35,059
Provision for doubtful accounts	7,669	2,144
Stock-based compensation	16,842	25,785
Deferred income taxes	(4,988)	17,004
Excess tax benefit on stock-based compensation	(10,583)	(15,104)
Loss on sale/disposal of assets	536	366
Changes in operating elements (net of acquisitions):
Receivables	(244,682)	(94,030)
Prepaid expenses and other	(9,646)	(19,066)
Other non-current assets	(1,016)	(1,615)
Accounts payable and outstanding checks	135,130	52,843
Accrued compensation	(23,353)	(61,029)
Accrued income taxes	10,185	43,606
Other accrued liabilities	(4,611)	(755)
Net cash provided by operating activities	150,011	247,261

INVESTING ACTIVITIES
Purchases of property and equipment	(24,105)	(33,483)
Purchases and development of software	(8,865)	(10,493)
Acquisitions, net of cash acquired	(1,780)	—
Other	(1,095)	(405)
Net cash used for investing activities	(35,845)	(44,381)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	19,814	12,132
Stock tendered for payment of withholding taxes	(19,626)	(33,133)
Repurchase of common stock	(70,494)	(45,248)
Cash dividends	(128,806)	(127,520)
Excess tax benefit on stock-based compensation	—	15,104
Proceeds from long-term borrowings	250,000	—
Proceeds from short-term borrowings	4,282,000	2,840,000
Payments on short-term borrowings	(4,430,000)	(2,825,000)
Net cash used for financing activities	(97,112)	(163,665)

Effect of exchange rates on cash	8,462	(361)
Net increase in cash and cash equivalents	25,516	38,854
Cash and cash equivalents, beginning of period	247,666	168,229
Cash and cash equivalents, end of period	$273,182	$207,083

Noncash transactions from investing and financing activities:
Accrued share repurchases held in other accrued liabilities	$1,500	$3,000
Accrued purchases of property and equipment	—	5,359
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
Recently Issued Accounting Standards - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and in August 2015 issued ASU 2015-14, which amended the standard as to effective date. The new comprehensive revenue recognition standard will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We plan to adopt this new standard on January 1, 2018 under the modified retrospective transition method with a cumulative adjustment to retained earnings instead of retrospectively adjusting prior periods. We anticipate the adoption of this standard will change the timing of revenue recognition for most of our transportation business from at delivery to over the transit period as our performance obligation is completed. Due to the short transit period of many of our performance obligations, we do not expect this change to have a material impact on our results of operations, financial position, or cash flows once implemented although we are still finalizing our evaluation of the system and data requirements necessary to quantify the impact. The adoption of the new standard may change the presentation of revenue from gross to the net amount we charge our customers for certain of our sourcing performance obligations and will expand our existing revenue recognition disclosures upon adoption.  As we complete our overall evaluation and implementation efforts we are also identifying and preparing to implement changes to our accounting policies, practices, and controls to support the new standard.
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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, and accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification, and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016. During the first quarter of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718). The adoption of ASU 2016-09 prospectively impacts the recording of income taxes related to share-based payment awards in our consolidated statement of financial position and results of operations, as well as the operating and financing cash flows on the consolidated statements of cash flows. The magnitude of such impacts are dependent on our future grants of stock-based compensation, our future stock price in relation to the fair value of awards on grant date, and the exercise behavior of our option holders. We prospectively adopted these provisions in the first quarter of 2017. Prior periods have not been restated. This adoption resulted in a decrease in our provision for income taxes for the three and six months ended June 30, 2017 of $1.2 million and $10.6 million, respectively.
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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This update amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. The ASU is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update will be applied prospectively to awards modified on or after the adoption date. The future impact of ASU 2017-09 will be dependent on the nature of future stock award modifications.
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
December 31, 2016 balance	$907,230	$159,050	$139,558	$26,958	$1,232,796
Translation	7,449	1,306	1,146	221	10,122
June 30, 2017 balance	$914,679	$160,356	$140,704	$27,179	$1,242,918
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

Identifiable intangible assets consisted of the following (in thousands):

	June 30, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$248,530	$(105,043)	$143,487	$244,036	$(87,199)	$156,837
Non-competition agreements	500	(338)	162	500	(287)	213
Total finite-lived intangibles	249,030	(105,381)	143,649	244,536	(87,486)	157,050

Indefinite-lived intangibles
Trademarks	10,475	—	10,475	10,475	—	10,475
Total intangibles	$259,505	$(105,381)	$154,124	$255,011	$(87,486)	$167,525
Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization expense	$8,843	$6,095	$17,718	$12,188
Definite-lived intangible assets, by reportable segment, as of June 30, 2017, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
Remainder of 2017	$3,780	$13,804	$—	$280	$17,864
2018	7,560	27,476	—	—	35,036
2019	7,560	27,476	—	—	35,036
2020	—	24,772	—	—	24,772
2021	—	11,251	—	—	11,251
Thereafter	—	19,690	—	—	19,690
Total					$143,649

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
We had no Level 3 assets or liabilities as of and during the periods ended June 30, 2017, and December 31, 2016. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
Senior Unsecured Revolving Credit Facility
We have a senior unsecured revolving credit facility (the "Credit Agreement") with total availability of $900 million which expires in December 2019. As of June 30, 2017, and December 31, 2016, we had $592 million and $740 million, respectively, in borrowings outstanding under the Credit Agreement, which is classified as a current liability on the condensed consolidated balance sheets. As of June 30, 2017, we had remaining borrowing availability of $308 million. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of June 30, 2017, the variable rate equaled LIBOR plus 1.13 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The weighted average interest rate incurred on borrowings during the three and six months ended June 30, 2017, was approximately 2.2 percent and 2.1 percent, respectively. At June 30, 2017, the interest rate incurred on borrowings was approximately 2.3 percent. The weighted average interest rate incurred on borrowings during each of the three and six months ended June 30, 2016, was approximately 1.5 percent. At June 30, 2016, the interest rate incurred on borrowing was approximately 1.5 percent.
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
The fair value of long-term debt under the Notes Purchase Agreement approximated $542.6 million at June 30, 2017. We estimate the fair value of our long-term debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own risk. If our long-term debt was recorded at fair value, it would be classified as Level 2.
U.S. Trade Accounts Receivable Securitization
On April 26, 2017, we entered into a receivables purchase agreement and related transaction documents with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wells Fargo Bank, National Association to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of our U.S. trade accounts receivable and provides funding of up to $250 million. The borrowings outstanding under the Receivables Securitization Facility were $250 million as of June 30, 2017 and are classified as long-term debt on the condensed consolidated balance sheets. The borrowings under the Receivables Securitization Facility in the three months ended June 30, 2017 were used to pay down amounts previously outstanding on the Credit Agreement. The interest rate on borrowings under the Receivables Securitization Facility for the three months ended June 30, 2017 was based on the asset-backed commercial paper rate plus a margin or 30 day LIBOR plus a margin, for a combined rate of 1.7 percent. The Receivables Securitization Facility expires on April 26, 2019 unless extended by the parties. There is a commitment fee we would be required to pay on any unused portion of the facility.
The Receivables Securitization Facility contains various customary affirmative and negative covenants, and it also contains customary default and termination provisions which provide for acceleration of amounts owed under the Receivables Securitization Facility upon the occurrence of certain specified events including, but not limited to, the failure to pay yield, fees, and other amounts due, defaults on certain other indebtedness, failure to discharge certain judgments, insolvency events, change in control, and exceeding certain financial ratios designed to capture events negatively affecting the overall credit quality of the receivables.
As of June 30, 2017, we were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, and Receivables Securitization Facility.
The recorded amount of borrowings outstanding on the Receivables Securitization Facility approximates fair value because it can be redeemed on short notice and the interest rate floats, therefore, we consider these borrowings to be a Level 2 financial liability.
NOTE 5. INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2010. During the first quarter of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718). This adoption resulted in a decrease in our provision for income taxes for the three and six months ended June 30, 2017 of $1.2 million and $10.6 million, respectively. We have asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international business. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $23.7 million as of June 30, 2017.
Our effective tax rate for the three months ended June 30, 2017 and 2016 was 35.6 percent and 37.1 percent, respectively, and our effective tax rate for the six months ended June 30, 2017 and 2016 was 33.6 percent and 37.3 percent. The effective income tax rate for the three months ended June 30, 2017 was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit. The effective income tax rate for the six months ended June 30, 2017 was lower than the statutory federal income tax rate due to the adoption of ASU 2016-09.
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

NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$624	$1,878	$3,626	$5,215
Stock awards	3,312	8,181	11,722	19,021
Company expense on ESPP discount	588	547	1,494	1,549
Total stock-based compensation expense	$4,524	$10,606	$16,842	$25,785
On May 12, 2016, our shareholders approved an amendment to and restatement of our 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 13,041,803 shares can be granted under this plan. Approximately 4,960,911 shares were available for stock awards under the plan as of June 30, 2017. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the plan.
Stock Options - We have awarded time-based and performance-based stock options to certain key employees. These options are subject to certain vesting requirements over a five-year period based on the company’s earnings growth. Any options remaining unvested at the end of the five-year vesting period are forfeited to the company. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options) on the grants.
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of June 30, 2017, unrecognized compensation expense related to stock options was $53.0 million. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings growth, and certain other conditions.
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
As of June 30, 2017, there was unrecognized compensation expense of $126.8 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings growth, and certain other conditions.

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

Three Months Ended June 30, 2017
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
56,889	$3,320	$588

NOTE 7. LITIGATION
We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including 16 contingent auto liability cases. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our condensed consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are often unable to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

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
The APC goodwill is a result of acquiring and retaining the APC existing workforce and expected synergies from integrating their business into ours. Purchase accounting is considered preliminary, subject to revision, mainly with respect to certain potential post-closing adjustments. The goodwill will not be deductible for tax purposes. The results of operations of APC have been included in our consolidated financial statements since October 1, 2016. Pro forma financial information for prior periods is not presented because we believe the acquisition to be not material to our consolidated results. During the first quarter of 2017, we paid $1.8 million resulting from a working capital adjustment due to the sellers per the terms of the agreement.

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

The internal reporting of segments is defined, based in part, on the reporting and review process used by our chief operating decision maker, our Chief Executive Officer. The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2016. Segment information for prior years has been retroactively recast to align with current year presentation. Segment information as of, and for the three and six months ended June 30, 2017 and 2016, is as follows (dollars in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended June 30, 2017
Revenues	$2,381,551	$528,820	$657,003	$142,644	$—	$3,710,018
Intersegment revenues	112,243	7,440	39,669	3,670	(163,022)	—
Total Revenues	$2,493,794	$536,260	$696,672	$146,314	$(163,022)	$3,710,018
Net Revenues	$359,906	$121,023	$60,846	$32,014	$—	$573,789
Income from Operations	140,284	27,675	14,249	(388)	—	181,820
Depreciation and amortization	5,706	8,099	1,198	7,943	—	22,946
Total assets(1)	2,189,711	741,443	455,214	579,521	—	3,965,889
Average headcount	7,003	4,021	980	2,616	—	14,620

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended June 30, 2016
Revenues	$2,158,615	$356,773	$660,204	$124,149	$—	$3,299,741
Intersegment revenues	71,543	8,763	27,049	229	(107,584)	—
Total Revenues	$2,230,158	$365,536	$687,253	$124,378	$(107,584)	$3,299,741
Net Revenues	$399,203	$97,224	$67,820	$29,968	$—	$594,215
Income from Operations	182,721	22,396	27,311	1,319	—	233,747
Depreciation and amortization	5,502	5,079	839	6,764	—	18,184
Total assets(1)	1,936,149	505,778	427,272	479,871	—	3,349,070
Average headcount	6,800	3,514	947	2,261	—	13,522

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Six Months Ended June 30, 2017
Revenues	$4,640,803	$997,608	$1,207,448	$279,284	$—	$7,125,143
Intersegment revenues	213,397	15,583	73,009	10,548	(312,537)	—
Total Revenues	$4,854,200	$1,013,191	$1,280,457	$289,832	$(312,537)	$7,125,143
Net Revenues	$732,346	$227,569	$117,683	$64,757	$—	$1,142,355
Income from Operations	296,161	43,881	28,901	835	—	369,778
Depreciation and amortization	11,296	16,119	2,344	15,618	—	45,377
Total assets(1)	2,189,711	741,443	455,214	579,521	—	3,965,889
Average headcount	6,926	3,977	971	2,580	—	14,454

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Six Months Ended June 30, 2016
Revenues	$4,204,094	$707,885	$1,224,297	$237,408	$—	$6,373,684
Intersegment revenues	131,812	14,843	50,945	542	(198,142)	—
Total Revenues	$4,335,906	$722,728	$1,275,242	$237,950	$(198,142)	$6,373,684
Net Revenues	$783,001	$190,090	$126,005	$58,454	$—	$1,157,550
Income from Operations	345,072	39,253	45,044	3,330	—	432,699
Depreciation and amortization	11,004	10,158	1,607	12,290	—	35,059
Total assets(1)	1,936,149	505,778	427,272	479,871	—	3,349,070
Average headcount	6,749	3,499	937	2,216	—	13,401
(1) All cash and cash equivalents are included in All Other and Corporate.
NOTE 10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' investment on our condensed consolidated balance sheets. The recorded balance, at June 30, 2017, and December 31, 2016, was $37.3 million and $61.4 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency translation adjustments at June 30, 2017 and December 31, 2016.

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
In addition to transportation and logistics services, we also provide sourcing services. Our sourcing business consists of buying, selling, and marketing fresh produce. We purchase fresh produce through our network of produce suppliers and sell it to grocery retailers, restaurants, foodservice distributors, and produce wholesalers. In some cases, we also arrange the transportation of the produce we sell through our relationships with specialized transportation companies. Transportation revenues generated by Robinson Fresh are included in our transportation service line, but are included in Robinson Fresh.
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
Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount increased by 375 employees during the second quarter of 2017. Most network management compensation is dependent on the profitability of their particular office. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity. All of our managers and certain other employees who have significant responsibilities are eligible to receive equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders.
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

RESULTS OF OPERATIONS
The following table summarizes our total revenues by services and products (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% change	2017	2016	% change
Transportation	$3,319,995	$2,881,496	15.2%	$6,422,038	$5,595,184	14.8%
Sourcing	390,023	418,245	(6.7)%	703,105	778,500	(9.7)%
Total	$3,710,018	$3,299,741	12.4%	$7,125,143	$6,373,684	11.8%
The following table illustrates our net revenue margins by services and products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Transportation	16.2%	19.3%	16.8%	19.5%
Sourcing	9.0%	9.0%	9.3%	8.6%
Total	15.5%	18.0%	16.0%	18.2%

The following table summarizes our net revenues by service line. The service line net revenues in the table differ from the segment service line revenues discussed below as our segments have revenues from multiple service lines (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% change	2017	2016	% change
Transportation
Truckload	$282,718	$329,740	(14.3)%	$586,840	$651,424	(9.9)%
LTL(1)	102,213	99,778	2.4%	199,836	191,071	4.6%
Intermodal	8,308	9,021	(7.9)%	15,800	18,285	(13.6)%
Ocean	73,438	60,068	22.3%	136,313	118,737	14.8%
Air	25,820	20,118	28.3%	47,637	38,527	23.6%
Customs	16,311	11,605	40.6%	32,389	22,329	45.1%
Other Logistics Services	29,832	26,171	14.0%	57,983	50,194	15.5%
Total Transportation	538,640	556,501	(3.2)%	1,076,798	1,090,567	(1.3)%
Sourcing	35,149	37,714	(6.8)%	65,557	66,983	(2.1)%
Total	$573,789	$594,215	(3.4)%	$1,142,355	$1,157,550	(1.3)%
(1) Less than truckload ("LTL").

The following table represents certain statements of operations data, shown as percentages of our net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	49.5%	45.5%	50.3%	47.3%
Other selling, general, and administrative expenses	18.7%	15.2%	17.4%	15.3%
Total operating expenses	68.3%	60.7%	67.6%	62.6%
Income from operations	31.7%	39.3%	32.4%	37.4%
Interest and other expense	(1.6)%	(1.1)%	(1.6)%	(1.3)%
Income before provision for income taxes	30.1%	38.3%	30.7%	36.1%
Provision for income taxes	10.7%	14.2%	10.3%	13.4%
Net income	19.4%	24.1%	20.4%	22.6%

The following table summarizes our results by reportable segment (dollars in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended June 30, 2017
Revenues	$2,381,551	$528,820	$657,003	$142,644	$—	$3,710,018
Intersegment revenues	$112,243	$7,440	$39,669	$3,670	$(163,022)	$—
Total Revenues	$2,493,794	$536,260	$696,672	$146,314	$(163,022)	$3,710,018
Net Revenues	$359,906	$121,023	$60,846	$32,014	$—	$573,789
Income from Operations	$140,284	$27,675	$14,249	$(388)	$—	$181,820

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended June 30, 2016
Revenues	$2,158,615	$356,773	$660,204	$124,149	$—	$3,299,741
Intersegment revenues	$71,543	$8,763	$27,049	$229	$(107,584)	$—
Total Revenues	$2,230,158	$365,536	$687,253	$124,378	$(107,584)	$3,299,741
Net Revenues	$399,203	$97,224	$67,820	$29,968	$—	$594,215
Income from Operations	$182,721	$22,396	$27,311	$1,319	$—	$233,747

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Six Months Ended June 30, 2017
Revenues	$4,640,803	$997,608	$1,207,448	$279,284	$—	$7,125,143
Intersegment revenues	$213,397	$15,583	$73,009	$10,548	$(312,537)	$—
Total Revenues	$4,854,200	$1,013,191	$1,280,457	$289,832	$(312,537)	$7,125,143
Net Revenues	$732,346	$227,569	$117,683	$64,757	$—	$1,142,355
Income from Operations	$296,161	$43,881	$28,901	$835	$—	$369,778

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Six Months Ended June 30, 2016
Revenues	$4,204,094	$707,885	$1,224,297	$237,408	$—	$6,373,684
Intersegment revenues	$131,812	$14,843	$50,945	$542	$(198,142)	$—
Total Revenues	$4,335,906	$722,728	$1,275,242	$237,950	$(198,142)	$6,373,684
Net Revenues	$783,001	$190,090	$126,005	$58,454	$—	$1,157,550
Income from Operations	$345,072	$39,253	$45,044	$3,330	$—	$432,699

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Total revenues and direct costs. Our consolidated total revenues increased 12.4 percent in the second quarter of 2017 compared to the second quarter of 2016. Total transportation revenues increased 15.2 percent in the second quarter of 2017 compared to the second quarter of 2016. The increase was driven by increased volumes in all of our transportation services. Total purchased transportation and related services increased 19.6 percent in the second quarter of 2017 compared to the second quarter of 2016. The increase was due to increased volumes in all of our transportation services and increased cost of transportation, including fuel. Our sourcing revenue decreased 6.7 percent to $390.0 million in the second quarter of 2017 from $418.2 million in the second quarter of 2016. Purchased products sourced for resale decreased 6.7 percent in the second quarter of 2017 to $354.9 million from $380.5 million in the second quarter of 2016. These decreases were due to lower pricing resulting from lower commodity costs. Case volumes were flat in the second quarter of 2017 compared to the second quarter of 2016.
Net revenues. Total transportation net revenues decreased 3.2 percent to $538.6 million in the second quarter of 2017 from $556.5 million in the second quarter of 2016. Our transportation net revenue margin decreased to 16.2 percent in the second quarter of 2017 from 19.3 percent in the second quarter of 2016 primarily due to the cost of transportation increasing more than customer pricing, including fuel, in nearly all transportation services. Sourcing net revenues decreased 6.8 percent to $35.1 million in the second quarter of 2017 from $37.7 million in the second quarter of 2016. This decrease was primarily the result of lower net revenue per case, as sourcing revenues and costs declined at the same rate. Our sourcing net revenue margin was 9.0 percent in the second quarter of both 2017 and 2016.
Operating expenses. Operating expenses increased 8.7 percent to $392.0 million in the second quarter of 2017 from $360.5 million in the second quarter of 2016. Operating expenses as a percentage of net revenues increased to 68.3 percent in the second quarter of 2017 from 60.7 percent in the second quarter of 2016.
For the second quarter, personnel expenses increased 5.2 percent to $284.2 million in 2017 from $270.3 million in 2016. The increase in personnel expense was due to an increase in average headcount, partially offset by decreased expenses related to variable incentive plans. During the second quarter of 2017, our average headcount increased 8.1 percent compared to the second quarter of 2016, including approximately 310 employees added as a result of our acquisition of APC.
For the second quarter of 2017, other selling, general, and administrative expenses increased 19.4 percent to $107.7 million in 2017 from $90.2 million in the second quarter of 2016. This increase was primarily due to increases in claims, costs related to the addition of the APC business, the provision for bad debt, and warehouse costs.

Income from operations. Income from operations decreased 22.2 percent to $181.8 million in the second quarter of 2017 from $233.7 million in the second quarter of 2016. This decrease was primarily driven by declines in income from operations in NAST and Robinson Fresh. Income from operations as a percentage of net revenues decreased to 31.7 percent in the second quarter of 2017 from 39.3 percent in the second quarter of 2016.
Interest and other expense. Interest and other expense was $9.4 million in the second quarter of 2017 compared to $6.3 million in the second quarter of 2016. The increase was due primarily to a higher average debt balance during the quarter ended June 30, 2017, compared to the same period ended June 30, 2016. Increased borrowings were related to the acquisition of APC.
Provision for income taxes. Our effective income tax rate was 35.6 percent for the second quarter of 2017 and 37.1 percent for the second quarter of 2016. During the first quarter of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718). The adoption of ASU 2016-09 prospectively impacts the recording of income taxes related to share-based payment awards in our consolidated statement of financial position and results of operations, as well as the operating and financing cash flows on the consolidated statements of cash flow. This adoption resulted in a decrease in our provision for income taxes of $1.2 million the second quarter of 2017.
Net income. Net income decreased 22.4 percent to $111.1 million in the second quarter of 2017 from $143.1 million in the second quarter of 2016. Basic net income per share decreased 21.0 percent to $0.79 from $1.00. Diluted net income per share decreased 22.0 percent to $0.78 from $1.00.
SEGMENT RESULTS OF OPERATIONS
Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016
North American Surface Transportation. NAST total revenues, including intersegment revenues, increased 11.8 percent to $2.5 billion in the second quarter of 2017 from $2.2 billion in the second quarter of 2016. This increase was driven by volume increases in all services. NAST cost of transportation and related services increased 16.5 percent to $2.1 billion in the second quarter of 2017 from $1.8 billion in the second quarter of 2016. This increase was driven by increase in volume and costs of transportation in all services. NAST net revenues decreased 9.8 percent to $359.9 million in the second quarter of 2017 from $399.2 million in the second quarter of 2016. This decrease was driven by a decline in truckload net revenues, discussed below.
NAST truckload net revenues decreased 14.1 percent to $250.0 million in the second quarter of 2017 from $291.1 million in the second quarter of 2016. NAST truckload volumes increased approximately eight percent in the second quarter of 2017 compared to the second quarter of 2016. NAST truckload net revenue margin decreased in the second quarter of 2017 compared to the second quarter of 2016, due primarily to higher transportation costs, including fuel costs.
NAST truckload net revenues accounted for approximately 92 percent of our total North American truckload net revenues in the second quarter of both 2017 and 2016. The majority of the remaining North American truckload net revenues are included in Robinson Fresh. Excluding the estimated impacts of the increase in fuel costs, our average truckload rate per mile charged to our customers was flat in the second quarter of 2017 compared to the second quarter of 2016. Our truckload transportation costs increased approximately four percent, excluding the estimated increase in fuel costs.
NAST LTL net revenues increased 2.1 percent to $97.1 million in the second quarter of 2017 from $95.1 million in the second quarter of 2016. This increase was primarily due to a volume increase of approximately 6.5 percent in the second quarter of 2017 compared to the second quarter of 2016, partially offset by a decrease in net revenue margin resulting from increased purchased transportation costs.
NAST intermodal net revenues decreased 6.3 percent to $7.8 million in the second quarter of 2017 from $8.3 million in the second quarter of 2016. Net revenues decreased while volume increased in the second quarter of 2017 compared to the second quarter of 2016 due to lower-margin contractual volume growth, partially offset by a decrease in transactional business.
NAST operating expenses increased 1.5 percent in the second quarter of 2017 to $219.6 million compared to $216.5 million in the second quarter of 2016. This increase was due to increases in selling, general, and administrative expenses, partially offset by a small decrease in personnel expenses. The decrease in personnel expense is related to variable incentive plans, partially offset by an increase in average headcount of 3.0 percent. The operating expenses of NAST and all other segments include allocated corporate expenses.
NAST income from operations decreased 23.2 percent to $140.3 million in the second quarter of 2017 from $182.7 million in the second quarter of 2016. This was primarily due to a decline in net revenues caused by an increase in transportation costs.

Global Forwarding. Global Forwarding total revenues, including intersegment revenues, increased 46.7 percent to $536.3 million in the second quarter of 2017 compared to $365.5 million in the second quarter of 2016. Global Forwarding costs of transportation and related services increased 54.8 percent to $415.2 million in the second quarter of 2017 from $268.3 million in the second quarter of 2016. Global Forwarding net revenues increased 24.5 percent to $121.0 million in the second quarter of 2017 compared to $97.2 million in the second quarter of 2016. These increases were primarily driven by our acquisition of APC.
Global Forwarding ocean transportation net revenues increased 22.0 percent to $73.2 million in the second quarter of 2017 from $60.0 million in the second quarter of 2016. Ocean transportation volumes increased approximately 22 percent and customer rates also increased in the second quarter of 2017 compared to the same period of 2016.
Global Forwarding air transportation net revenues increased 31.0 percent to $24.5 million in the second quarter of 2017 from $18.7 million in the second quarter of 2016. Air transportation volumes increased approximately 32 percent and customer rates also increased in the second quarter of 2017 compared to the same period of 2016.
Global Forwarding customs net revenues increased 40.6 percent to $16.3 million in the second quarter of 2017 from $11.6 million in 2016. The increase was primarily due to increased transaction volumes, primarily related to the acquisition of APC. Customs transaction volumes increased approximately 34 percent in the second quarter of 2017 compared to the same period of 2016.
Global Forwarding operating expenses increased 24.8 percent in the second quarter of 2017 to $93.3 million from $74.8 million in the second quarter of 2016. These increases were driven by an average headcount increase of 14.4 percent and the acquisition amortization related to the acquisition of APC.
Global Forwarding income from operations increased 23.6 percent to $27.7 million in the second quarter of 2017 from $22.4 million in the second quarter of 2016. This was primarily due to an increase in net revenues, partially offset by an increase in operating expenses.
Robinson Fresh. Robinson Fresh total revenues, including intersegment revenues, increased 1.4 percent to $696.7 million in the second quarter of 2017 from $687.3 million in the second quarter of 2016. Robinson Fresh costs of transportation and related services and purchased products sourced for resale increased 2.6 percent to $635.8 million in the second quarter of 2017 from $619.4 million in the second quarter of 2016. Robinson Fresh net revenues decreased 10.3 percent to $60.8 million in the second quarter of 2017 from $67.8 million in the second quarter of 2016. This decrease was the result of declines in transportation and sourcing net revenues.
Robinson Fresh net revenues from sourcing services decreased 6.8 percent to $35.1 million in the second quarter of 2017 compared to $37.7 million in the second quarter of 2016. This was primarily the result of lower net revenue per case, as sourcing revenues and costs declined at the same rate. Case volumes were flat in the second quarter of 2017 compared to the second quarter of 2016.
Robinson Fresh net revenues from transportation services decreased 14.6 percent to $25.7 million in the second quarter of 2017 compared to $30.1 million in the second quarter of 2016, primarily due to a decrease of 19.8 percent in truckload net revenue. Robinson Fresh transportation net revenue margin decreased in the second quarter of 2017 compared to the second quarter of 2016. Robinson Fresh transportation volumes increased 15 percent in the second quarter of 2017 compared to the second quarter of 2016.
Robinson Fresh operating expenses increased 15.0 percent in the second quarter of 2017 to $46.6 million from $40.5 million in the second quarter of 2016. This was primarily due to an increase in claims expenses, warehousing expenses related to expanding facilities, and an increase in average headcount.
Robinson Fresh income from operations decreased 47.8 percent to $14.2 million in the second quarter of 2017 from $27.3 million in the second quarter of 2016. This was primarily due to an increase in operating expenses and a decrease in transportation services and sourcing net revenues.
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
Managed Services net revenues increased 15.1 percent in the second quarter of 2017 to $18.2 million compared to $15.8 million in the second quarter of 2016. This increase was a result of new business with new and existing customers. Other

Surface Transportation decreased 2.4 percent in the second quarter of 2017 to $13.9 million compared to $14.2 million in the second quarter of 2016, primarily the result of lower margins in Europe Surface Transportation.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Total revenues and direct costs. Our consolidated total revenues increased 11.8 percent in the six months ended June 30, 2017, compared to the six months ended June 30, 2016. Total transportation revenues increased 14.8 percent to $6.4 billion in the six months ended June 30, 2017, from $5.6 billion in the six months ended June 30, 2016. The increase in total transportation revenues was driven by increased volumes in all of our transportation services, partially offset by lower rates charged to our customers, including fuel. Total purchased transportation and related services increased 18.7 percent in the six months ended June 30, 2017, to $5.3 billion from $4.5 billion in the six months ended June 30, 2016. The increase was due to increased volumes in all of our transportation services, and by increased costs of transportation, including fuel. Sourcing revenue decreased 9.7 percent in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Purchased products sourced for resale decreased 10.4 percent in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. These decreases were primarily due to lower pricing and commodity costs.
Net revenues. Total transportation net revenues decreased 1.3 percent to $1.08 billion in the six months ended June 30, 2017 from $1.09 billion in the six months ended June 30, 2016. Our transportation net revenue margin decreased to 16.8 percent in the six months ended June 30, 2017 from 19.5 percent in the six months ended June 30, 2016, primarily due to the cost of transportation increasing more than customer pricing, including fuel, in nearly all transportation services. Sourcing net revenues decreased 2.1 percent to $65.6 million in the six months ended June 30, 2017 from $67.0 million in the six months ended June 30, 2016. This decrease was primarily the result of lower net revenue per case, as price per case decreased more than cost per case. Our sourcing net revenue margin increased in the six months ended June 30, 2017 to 9.3 percent from 8.6 percent in the six months ended June 30, 2016.
Operating expenses. Operating expenses increased 6.6 percent in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Operating expenses as a percentage of net revenues increased to 67.6 percent in the six months ended June 30, 2017, from 62.6 percent in the six months ended June 30, 2016.
Personnel expenses increased 4.9 percent to $574.7 million in the six months ended June 30, 2017, from $547.7 million in the six months ended June 30, 2016. For the six month period ended June 30, 2017, our average headcount grew 7.9 percent compared to the same period ended June 30, 2016, including 310 employees added on September 30, 2016 with the acquisition of APC. The increase in personnel expense was less than the increase in average headcount due to decreased expenses related to variable incentive plans.
Other selling, general, and administrative expenses increased 11.7 percent to $197.9 million in the six months ended June 30, 2017 from $177.1 million in the six months ended June 30, 2016. This increase was primarily due to an increase in acquisition amortization, the provision for bad debt, and warehouse costs.
Income from operations. Income from operations decreased 14.5 percent to $369.8 million in the six months ended June 30, 2017, from $432.7 million in the six months ended June 30, 2016. Income from operations as a percentage of net revenues decreased to 32.4 percent in the six months ended June 30, 2017, from 37.4 percent in the six months ended June 30, 2016.
Interest and other expense. Interest and other expense increased to $18.7 million in the six months ended June 30, 2017, from $15.0 million in the six months ended June 30, 2016. The change was due primarily to a higher average debt balance and higher interest rates on our short-term debt during the six month period ended June 30, 2017, compared to the same period ended June 30, 2016.
Provision for income taxes. Our effective income tax rate was 33.6 percent for the six months ended June 30, 2017, and 37.3 percent for the six months ended June 30, 2016. During the first quarter of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718). The adoption of ASU 2016-09 prospectively impacts the recording of income taxes related to share-based payment awards in our consolidated statement of financial position and results of operations, as well as the operating and financing cash flows on the consolidated statements of cash flow. This adoption resulted in a decrease in our provision for income taxes of $10.6 million the six months ended June 30, 2017. The effective income tax rate for the six months ended June 30, 2017 was lower than the statutory federal income tax rate due to the adoption of ASU 2016-09.
Net income. Net income decreased 11.0 percent to $233.2 million in the six months ended June 30, 2017, from $262.1 million in the six months ended June 30, 2016. Basic and diluted net income per share decreased 9.8 percent to $1.65 in the six months ended June 30, 2017 from $1.83 in the six months ended June 30, 2016.

SEGMENT RESULTS OF OPERATIONS
Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016
North American Surface Transportation. NAST total revenues, including intersegment revenues, increased 12.0 percent to $4.9 billion during the six months ended June 30, 2017 from $4.3 billion during the six months ended June 30, 2016. This increase was driven by volume increases in all services. NAST cost of transportation and related services increased 16.0 percent to $4.1 billion in the six months ended June 30, 2017 from $3.6 billion in the six months ended June 30, 2016. This was driven by increases in volumes and costs of transportation in all services. NAST net revenues decreased 6.5 percent to $732.3 million in the six months ended June 30, 2017 from $783.0 million in the six months ended June 30, 2016. This decrease was driven primarily by a decline in truckload net revenues.
NAST truckload net revenues decreased 9.9 percent to $517.6 million during the six months ended June 30, 2017 from $574.8 million in the six months ended June 30, 2016. NAST truckload volumes increased approximately nine percent during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. NAST truckload net revenue margin decreased in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, due to lower customer pricing and increased transportation costs, excluding the change in fuel costs.
NAST truckload net revenues accounted for approximately 92 percent of our total North American truckload net revenues in the six months ended June 30, of both 2017 and 2016. The majority of the remaining North American truckload net revenues are included in Robinson Fresh. Excluding the estimated impacts of the increase in fuel costs, our average truckload rate per mile charged to our customers decreased approximately two percent in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Our truckload transportation costs increased approximately one percent, excluding the estimated increase in fuel costs.
NAST LTL net revenues increased 4.5 percent to $190.7 million in the six months ended June 30, 2017 from $182.4 million in the six months ended June 30, 2016. This increase was primarily due to a volume increase of approximately 7.5 percent during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, partially offset by a decrease in net revenue margin.
NAST intermodal net revenues decreased 11.9 percent to $14.9 million in the six months ended June 30, 2017 from $17.0 million in the six months ended June 30, 2016. Net revenues decreased while volume increased in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to lower-margin contractual volume growth, partially offset by a decrease in transactional business.
NAST operating expenses decreased 0.4 percent during the six months ended June 30, 2017 to $436.2 million compared to $437.9 million during the six months ended June 30, 2016. This decrease was driven by a decline in personnel expenses, partially offset by an increase in other selling, general, and administrative expenses. The decrease in personnel expense is related to variable incentive plans, partially offset by an increase in average headcount of 2.6 percent. The operating expenses of NAST and all other segments include allocated corporate expenses.
NAST income from operations decreased 14.2 percent to $296.2 million during the six months ended June 30, 2017 from $345.1 million in the six months ended June 30, 2016. This was primarily due to a decline in net revenues caused by lower customer pricing and increased cost of transportation services.
Global Forwarding. Global Forwarding total revenues, including intersegment revenues, increased 40.2 percent to $1.0 billion in the six months ended June 30, 2017 compared to $722.7 million in the six months ended June 30, 2016. Global Forwarding costs of transportation and related services increased 47.5 percent to $785.6 million in the six months ended June 30, 2017 from $532.6 million in the six months ended June 30, 2016. Global Forwarding net revenues increased 19.7 percent to $227.6 million in the six months ended June 30, 2017 compared to $190.1 million in the six months ended June 30, 2016. These increases were primarily driven by our acquisition of APC.
Global Forwarding ocean transportation net revenues increased 15.2 percent to $136.7 million in the six months ended June 30, 2017 from $118.6 million in the six months ended June 30, 2016. The increase in net revenues was primarily a result of our acquisition of APC, partially offset by margin compression.
Our air transportation net revenues increased 24.4 percent to $44.9 million in the six months ended June 30, 2017 from $36.1 million in the six months ended June 30, 2016. The increase was primarily the result of our acquisition of APC, partially offset by margin compression.

Our customs net revenues increased 45.1 percent to $32.4 million in the six months ended June 30, 2017 from $22.3 million in 2016. The increase was due to increased transaction volumes, primarily related to the acquisition of APC.
Global Forwarding operating expenses increased 21.8 percent in the six months ended June 30, 2017 to $183.7 million from $150.8 million in the six months ended June 30, 2016. These increases were driven by an average headcount increase of 13.7 percent and the acquisition amortization expense related to the acquisition of APC.
Global Forwarding income from operations increased 11.8 percent to $43.9 million in the six months ended June 30, 2017 from $39.3 million in the six months ended June 30, 2016. This was primarily due to an increase in net revenues, partially offset by an increase in operating expenses.
Robinson Fresh. Robinson Fresh total revenues, including intersegment revenues, were flat at $1.3 billion in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Robinson Fresh costs of transportation and related services and purchased products sourced for resale decreased 1.2 percent to $1.2 billion in the six months ended June 30, 2017 from $1.1 billion in the six months ended June 30, 2016. Robinson Fresh net revenues decreased 6.6 percent to $117.7 million in the six months ended June 30, 2017 from $126.0 million in the six months ended June 30, 2016. This decrease was the result of declines in transportation and sourcing net revenues.
Robinson Fresh net revenues from sourcing services decreased 2.1 percent to $65.6 million in the six months ended June 30, 2017 compared to $67.0 million in the six months ended June 30, 2016. This was primarily the result of lower net revenue per case due to a similar rate of decline in both price and cost per case.
Robinson Fresh net revenues from transportation services decreased 11.7 percent to $52.1 million in the six months ended June 30, 2017 compared to $59.0 million in the six months ended June 30, 2016, primarily due to decreases in truckload net revenue. Robinson Fresh transportation net revenue margin decreased in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, due primarily to lower customer pricing.
Robinson Fresh operating expenses increased 9.7 percent in the six months ended June 30, 2017 to $88.8 million from $81.0 million in the six months ended June 30, 2016. This was primarily due to an increase in claims and warehousing expenses related to expanding facilities and an increase in average headcount, partially offset by a decrease in expenses related to variable incentive compensation plans.
Robinson Fresh income from operations decreased 35.8 percent to $28.9 million in the six months ended June 30, 2017 from $45.0 million in the six months ended June 30, 2016. This was primarily due to a decrease in transportation and sourcing net revenues, and an increase in operating expenses.
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
Managed Services net revenues increased 16.5 percent in the six months ended June 30, 2017 to $35.4 million compared to $30.4 million in the six months ended June 30, 2016. This increase was a result of volume growth from both new and existing customers. Other Surface Transportation increased 4.6 percent in the six months ended June 30, 2017 to $29.4 million compared to $28.1 million in the six months ended June 30, 2016, primarily the result of growth in Europe Surface Transportation.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In 2012, we entered into a senior unsecured revolving credit facility to partially fund an acquisition. In December 2014, we amended the revolving credit facility to increase the amount available from $500 million to $900 million and to extend the expiration date from October 2017 to December 2019, primarily to fund an acquisition. In 2013, we entered into a Note Purchase Agreement to fund the repurchase of $500 million worth of our common stock. The Note Purchase Agreement was amended in February 2015 to conform its financial covenants to be consistent with the amended revolving credit facility. In April 2017, we entered into an U.S. Trade Accounts Receivable Securitization facility to reduce the amount outstanding on our revolving credit facility. We also expect to use the revolving credit facility, the receivables securitization facility, and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases. Cash and cash equivalents totaled $273.2 million as of June 30, 2017, and $247.7 million as of December 31, 2016. Cash and cash equivalents held outside the United States totaled $206.3 million as of June 30, 2017, and $172.2 million as of December 31, 2016. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $23.7 million as of June 30, 2017. Working capital at June 30, 2017, was $487.5 million and at December 31, 2016, was $162.4 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $150.0 million and $247.3 million of cash flow from operations during the six months ended June 30, 2017 and June 30, 2016, respectively, a decrease of $97.3 million compared to the six months ended June 30, 2016. The increase in volumes, customer rates, and costs of transportation, including fuel prices, in the first six months of 2017 compared to the first six months of 2016 resulted in increased growth in working capital and led to decreased operating cash flow.
Cash used for investing activities. We used $35.8 million and $44.4 million of cash during the six months ended June 30, 2017 and June 30, 2016 for investing activities.
We used $33.0 million and $44.0 million for capital expenditures during the six months ended June 30, 2017 and June 30, 2016. During the six months ended June 30, 2017, our capital expenditures consisted primarily of investments in facilities, office equipment, and information technology, which are intended to improve efficiencies and help grow the business.
During the six months ended June 30, 2017, we used $1.8 million in connection with the acquisition of APC resulting from a post-closing working capital adjustment due to the sellers under the terms of the acquisition agreement.
Cash used for financing activities. We used $97.1 million and $163.7 million of cash flow for financing activities during the six months ended June 30, 2017 and June 30, 2016.
During the six months ended June 30, 2017, we had net short-term repayments of $148.0 million. During the six months ended June 30, 2016, we had net short-term borrowings of $15.0 million. The outstanding balance on the revolving credit facility was $592.0 million as of June 30, 2017.
During the six months ended June 30, 2017, we had long-term borrowings of $250.0 million on the securitization facility. The outstanding balance on the securitization facility was $250.0 million as of June 30, 2017. We were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, and Receivables Securitization Facility as of June 30, 2017.
We used $128.8 million and $127.5 million to pay cash dividends during the six months ended June 30, 2017 and June 30, 2016. The increase was primarily due to a dividend rate increase in 2017 compared to 2016, partially offset by a decrease in weighted average shares outstanding during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.
We used $70.5 million and $45.2 million on share repurchases during the six months ended June 30, 2017 and June 30, 2016. The change was due to an increase in the number of shares repurchased and the average price of the repurchased shares during the six months ended June 30, 2017, compared to the same period of 2016. In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of June 30, 2017, there were 3,531,355 shares remaining for future repurchases under the repurchase authorization. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
We used $19.6 million and $33.1 million to acquire shares from employees through their withholding taxes resulting from the delivery of restricted equity during the six months ended June 30, 2017 and June 30, 2016.

Management believes that our available cash, together with expected future cash generated from operations, the amount available under our credit facilities, and credit available in the market will be sufficient to satisfy our anticipated needs for working capital, capital expenditures, and cash dividends in the foreseeable future. We also believe we could obtain funds under lines of credit or other forms of indebtedness on short notice, if needed.
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
Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance was $42.5 million as of June 30, 2017 and $39.5 million as of December 31, 2016. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had $273.2 million of cash and cash equivalents on June 30, 2017. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $900 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or "prime" plus the applicable add-on percentage as defined therein. At June 30, 2017, there was $592 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $175,000,000 of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023, (ii) $150,000,000 of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (iii) $175,000,000 of the company’s 4.60 percent Senior Notes, Series C, due August 27, 2033. At June 30, 2017, there was $500 million outstanding on the notes.
We are a party to a receivables securitization facility with various lenders and provides funding of up to $250 million. Interest accrues on the facility at variable rates based on the asset-backed commercial paper rate or the 30 day LIBOR plus the applicable add-on percentage as defined therein. At June 30, 2017, there was $250 million outstanding on the securitization facility.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the company during the quarter ended June 30, 2017, of shares of the company's common stock.

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2017-April 30, 2017	254,225	$75.64	251,180	3,837,404
May 1, 2017-May 31, 2017	146,983	69.31	144,246	3,693,158
June 1, 2017-June 30, 2017	165,255	67.98	161,803	3,531,355
Second quarter 2017	566,463	$71.77	557,229	3,531,355
(a) The total number of shares purchased includes: (i) 557,229 shares of common stock purchased under the authorization described below; and (ii) 9,234 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(b) In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of June 30, 2017, there were 3,531,355 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3. DEFAULTS ON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended June 30, 2017, formatted in XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2017.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By:	/s/ Andrew C. Clarke
Andrew C. Clarke
Chief Financial Officer (principal accounting officer)