Form 10-Q
period 2017-09-30
C H ROBINSON WORLDWIDE INC
filed 2017-11-08
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2017, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 139,405,298.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets

(In thousands, except per share data)	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$297,307	$247,666
Receivables, net of allowance for doubtful accounts of $44,364 and $39,543	2,104,314	1,711,191
Prepaid expenses and other	53,225	49,245
Total current assets	2,454,846	2,008,102

Property and equipment, net	232,905	232,953
Goodwill	1,275,550	1,232,796
Other intangible assets, net	160,595	167,525
Deferred tax asset	5,917	2,250
Other assets	45,775	44,132
Total assets	$4,175,588	$3,687,758

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,033,726	$839,736
Outstanding checks	70,334	82,052
Accrued expenses:
Compensation	92,005	98,107
Income taxes	11,477	15,472
Other accrued liabilities	59,760	70,351
Current portion of debt	719,000	740,000
Total current liabilities	1,986,302	1,845,718

Long-term debt	750,000	500,000
Noncurrent income taxes payable	17,774	18,849
Deferred tax liabilities	66,396	65,122
Other long-term liabilities	241	222
Total liabilities	2,820,713	2,429,911
Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 179,003 and 179,006 shares issued, 139,871 and 141,258 outstanding	13,987	14,126
Additional paid-in capital	427,032	419,280
Retained earnings	3,349,994	3,190,578
Accumulated other comprehensive loss	(22,880)	(61,442)
Treasury stock at cost (39,132 and 37,748 shares)	(2,413,258)	(2,304,695)
Total stockholders’ investment	1,354,875	1,257,847
Total liabilities and stockholders’ investment	$4,175,588	$3,687,758
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Revenues:
Transportation	$3,433,701	$2,998,583	$9,855,739	$8,593,767
Sourcing	350,750	357,171	1,053,855	1,135,671
Total revenues	3,784,451	3,355,754	10,909,594	9,729,438
Costs and expenses:
Purchased transportation and related services	2,869,616	2,469,939	8,214,856	6,974,556
Purchased products sourced for resale	320,989	327,353	958,537	1,038,870
Personnel expenses	293,204	256,883	867,928	804,631
Other selling, general, and administrative expenses	106,177	90,312	304,030	267,415
Total costs and expenses	3,589,986	3,144,487	10,345,351	9,085,472
Income from operations	194,465	211,267	564,243	643,966
Interest and other expense	(10,484)	(7,426)	(29,154)	(22,463)
Income before provision for income taxes	183,981	203,841	535,089	621,503
Provision for income taxes	64,795	74,813	182,752	230,422
Net income	119,186	129,028	352,337	391,081

Other comprehensive gain	14,426	518	38,562	491
Comprehensive income	$133,612	$129,546	$390,899	$391,572

Basic net income per share	$0.85	$0.90	$2.50	$2.73
Diluted net income per share	$0.85	$0.90	$2.49	$2.73

Basic weighted average shares outstanding	140,422	142,611	140,962	143,040
Dilutive effect of outstanding stock awards	600	272	441	205
Diluted weighted average shares outstanding	141,022	142,883	141,403	143,245

Cash dividends declared per share	$0.45	$0.43	$1.35	$1.29
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$352,337	$391,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,340	52,716
Provision for doubtful accounts	11,176	2,738
Stock-based compensation	24,509	30,626
Deferred income taxes	(6,779)	21,832
Excess tax benefit on stock-based compensation	(11,908)	(17,207)
Loss on sale/disposal of assets	1,352	566
Changes in operating elements (net of acquisitions):
Receivables	(377,280)	(137,813)
Prepaid expenses and other	677	(12,148)
Other non-current assets	(2,220)	(2,793)
Accounts payable and outstanding checks	166,152	93,510
Accrued compensation	(6,102)	(50,105)
Accrued income taxes	7,873	14,048
Other accrued liabilities	(10,778)	(10,223)
Net cash provided by operating activities	218,349	376,828

INVESTING ACTIVITIES
Purchases of property and equipment	(32,132)	(56,125)
Purchases and development of software	(14,286)	(14,986)
Acquisitions, net of cash acquired	(48,446)	(220,203)
Other	204	(735)
Net cash used for investing activities	(94,660)	(292,049)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	23,270	16,003
Stock tendered for payment of withholding taxes	(20,746)	(36,220)
Repurchase of common stock	(129,991)	(109,085)
Cash dividends	(192,765)	(191,129)
Excess tax benefit on stock-based compensation	—	17,207
Proceeds from long-term borrowings	250,000	—
Proceeds from short-term borrowings	6,448,000	4,415,000
Payments on short-term borrowings	(6,469,000)	(4,140,000)
Net cash used for financing activities	(91,232)	(28,224)

Effect of exchange rates on cash	17,184	(335)
Net increase in cash and cash equivalents	49,641	56,220
Cash and cash equivalents, beginning of period	247,666	168,229
Cash and cash equivalents, end of period	$297,307	$224,449

Noncash transactions from investing and financing activities:
Accrued share repurchases held in other accrued liabilities	$4,000	$2,985
Accrued purchases of property and equipment	800	4,332
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
We anticipate the adoption of this standard will change the timing of revenue recognition for most of our transportation business from at delivery to over the transit period as our performance obligation is completed. Due to the short transit period of many of our performance obligations, we do not expect this change to have a material impact on our results of operations, financial position, or cash flows once implemented. We are in the final stages of implementing the necessary system, process, and internal control changes that will allow us to quantify the impact. The new standard will expand our existing revenue recognition disclosures upon adoption. In addition, we have identified certain customer contracts in our sourcing business that will change from a principal to an agent relationship under the new standard. This will cause the revenue associated with these contracts to be recognized at the net amount we charge our customers.
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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, and accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification, and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016. During the first quarter of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718). The adoption of ASU 2016-09 prospectively impacts the recording of income taxes related to share-based payment awards in our consolidated statement of financial position and results of operations, as well as the operating and financing cash flows on the consolidated statements of cash flows. The magnitude of such impacts are dependent on our future grants of stock-based compensation, our future stock price in relation to the fair value of awards on grant date, and the exercise behavior of our option holders. We prospectively adopted these provisions in the first quarter of 2017. Prior periods have not been restated. This adoption resulted in a decrease in our provision for income taxes for the three and nine months ended September 30, 2017 of $1.3 million and $11.9 million, respectively.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, any impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment tests performed after January 1, 2017. We have not yet selected a transition date, although we do not expect the adoption of this guidance to have any impact on our consolidated financial statements as the fair value of our reporting units is substantially in excess of their respective carrying values.
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
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
December 31, 2016 balance	$907,230	$159,050	$139,558	$26,958	$1,232,796
Acquisitions	3,673	24,902	—	—	28,575
Translation	10,320	1,970	1,583	306	14,179
September 30, 2017	$921,223	$185,922	$141,141	$27,264	$1,275,550
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

Identifiable intangible assets consisted of the following (in thousands):

	September 30, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$262,534	$(112,552)	$149,982	$244,036	$(87,199)	$156,837
Non-competition agreements	500	(362)	138	500	(287)	213
Total finite-lived intangibles	263,034	(112,914)	150,120	244,536	(87,486)	157,050

Indefinite-lived intangibles
Trademarks	10,475	—	10,475	10,475	—	10,475
Total intangibles	$273,509	$(112,914)	$160,595	$255,011	$(87,486)	$167,525
Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization expense	$9,157	$6,094	$26,875	$18,282
Definite-lived intangible assets, by reportable segment, as of September 30, 2017, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
Remainder of 2017	$1,955	$7,267	$—	$168	$9,390
2018	7,820	29,217	—	—	37,037
2019	7,820	29,217	—	—	37,037
2020	260	26,513	—	—	26,773
2021	260	12,992	—	—	13,252
Thereafter	706	25,925	—	—	26,631
Total					$150,120

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
We had no Level 3 assets or liabilities as of and during the periods ended September 30, 2017, and December 31, 2016. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
Senior Unsecured Revolving Credit Facility
We have a senior unsecured revolving credit facility (the "Credit Agreement") with total availability of $900 million which expires in December 2019. As of September 30, 2017, and December 31, 2016, we had $719 million and $740 million, respectively, in borrowings outstanding under the Credit Agreement, which is classified as a current liability on the condensed consolidated balance sheets. As of September 30, 2017, we had remaining borrowing availability of $181 million. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of September 30, 2017, the variable rate equaled LIBOR plus 1.13 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The weighted average interest rate incurred on borrowings during the three and nine months ended September 30, 2017, was approximately 2.4 percent and 2.2 percent, respectively. At September 30, 2017, the interest rate incurred on borrowings was approximately 2.4 percent. The weighted average interest rate incurred on borrowings during each of the three and nine months ended September 30, 2016, was approximately 1.4 percent and 1.5 percent, respectively. At September 30, 2016, the interest rate incurred on borrowing was approximately 1.5 percent.
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
The fair value of long-term debt under the Notes Purchase Agreement approximated $537.4 million at September 30, 2017. We estimate the fair value of our long-term debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own risk. If our long-term debt was recorded at fair value, it would be classified as Level 2.
U.S. Trade Accounts Receivable Securitization
On April 26, 2017, we entered into a receivables purchase agreement and related transaction documents with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wells Fargo Bank, National Association to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of our U.S. trade accounts receivable and provides funding of up to $250 million. The borrowings outstanding under the Receivables Securitization Facility were $250 million as of September 30, 2017 and are classified as long-term debt on the condensed consolidated balance sheets. The borrowings under the Receivables Securitization Facility were used to pay down amounts previously outstanding on the Credit Agreement. The interest rate on borrowings under the Receivables Securitization Facility is based on the asset-backed commercial paper rate plus a margin or 30 day LIBOR plus a margin for a combined rate of 2.0 percent for the three months ended September 30, 2017 and 1.9 percent for the nine months ended September 30, 2017. The Receivables Securitization Facility expires on April 26, 2019 unless extended by the parties. There is a commitment fee we are required to pay on any unused portion of the facility.
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
As of September 30, 2017, we were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, and Receivables Securitization Facility.
The recorded amount of borrowings outstanding on the Receivables Securitization Facility approximates fair value because it can be redeemed on short notice and the interest rate floats, therefore, we consider these borrowings to be a Level 2 financial liability.
NOTE 5. INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2010. During the first quarter of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718). This adoption resulted in a decrease in our provision for income taxes for the three and nine months ended September 30, 2017 of $1.3 million and $11.9 million, respectively. We have asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international business. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $29.0 million as of September 30, 2017.
Our effective tax rate for the three months ended September 30, 2017 and 2016 was 35.2 percent and 36.7 percent, respectively, and our effective tax rate for the nine months ended September 30, 2017 and 2016 was 34.2 percent and 37.1 percent, respectively. The effective income tax rate for the three months ended September 30, 2017 was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit. The effective income tax rate for the nine months ended September 30, 2017 was lower than the statutory federal income tax rate due to the adoption of ASU 2016-09.

NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$1,715	$603	$5,341	$5,818
Stock awards	5,427	3,747	17,149	22,768
Company expense on ESPP discount	525	491	2,019	2,040
Total stock-based compensation expense	$7,667	$4,841	$24,509	$30,626
On May 12, 2016, our shareholders approved an amendment to and restatement of our 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 13,041,803 shares can be granted under this plan. Approximately 4,928,988 shares were available for stock awards under the plan as of September 30, 2017. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the plan.
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
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of September 30, 2017, unrecognized compensation expense related to stock options was $51.0 million. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings growth, and certain other conditions.
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
As of September 30, 2017, there was unrecognized compensation expense of $119.3 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings growth, and certain other conditions.

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

Three Months Ended September 30, 2017
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
45,986	$2,975	$525

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

NOTE 8. ACQUISITIONS
On August 31, 2017, we acquired the outstanding shares of Milgram & Company Ltd. ("Milgram") for the purpose of expanding our global presence and bringing additional capabilities and expertise to our portfolio. Total purchase consideration, net of cash acquired, was $46.7 million, which was paid in cash. We used advances under the Credit Agreement to fund part of the cash consideration.
Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

Estimated Life (years)
Customer relationships	7	$14,004
The Milgram goodwill is a result of acquiring and retaining the Milgram existing workforce and expected synergies from integrating its business into ours. Purchase accounting is considered preliminary, subject to revision primarily related to certain potential post-closing and working capital adjustments, as final information was not available as of September 30, 2017. The goodwill is not deductible for tax purposes. The results of operations of Milgram have been included in our consolidated financial statements since September 1, 2017.
On September 30, 2016, we acquired all of the outstanding stock of APC Logistics ("APC"). Total purchase consideration was $229.4 million, which was paid in cash. We used advances under the Credit Agreement to fund part of the cash consideration. The following is a summary of the allocation of purchase price consideration to the estimated fair value of net assets for the acquisition of APC (in thousands):

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
The APC goodwill is a result of acquiring and retaining the APC existing workforce and expected synergies from integrating their business into ours. The goodwill is not deductible for tax purposes. The results of operations of APC have been included in our consolidated financial statements since October 1, 2016. Pro forma financial information for prior periods is not presented because we believe the acquisition to be not material to our consolidated results. During the first quarter of 2017, we paid $1.8 million resulting from a working capital adjustment due to the sellers per the terms of the agreement.

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

The internal reporting of segments is defined, based in part, on the reporting and review process used by our chief operating decision maker, our Chief Executive Officer. The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2016. Segment information for prior years has been retroactively recast to align with current year presentation. Segment information as of, and for the three and nine months ended September 30, 2017 and 2016, is as follows (dollars in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended September 30, 2017
Revenues	$2,469,420	$552,134	$613,646	$149,251	$—	$3,784,451
Intersegment revenues(1)	115,796	7,873	43,272	3,228	(170,169)	—
Total Revenues	$2,585,216	$560,007	$656,918	$152,479	$(170,169)	$3,784,451
Net Revenues	$377,403	$129,842	$54,253	$32,348	$—	$593,846
Income from Operations	151,392	31,125	11,586	362	—	194,465
Depreciation and amortization	5,808	8,455	1,190	8,510	—	23,963
Total assets(2)	2,297,980	840,762	413,520	623,326	—	4,175,588
Average headcount	6,998	4,301	970	2,634	—	14,903

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended September 30, 2016
Revenues	$2,252,187	$390,830	$590,385	$122,352	$—	$3,355,754
Intersegment revenues(1)	79,728	8,742	32,255	100	(120,825)	—
Total Revenues	$2,331,915	$399,572	$622,640	$122,452	$(120,825)	$3,355,754
Net Revenues	$378,073	$93,368	$57,036	$29,985	$—	$558,462
Income from Operations	171,733	17,047	17,733	4,754	—	211,267
Depreciation and amortization	5,547	5,073	983	6,054	—	17,657
Total assets(2)	2,115,467	625,267	405,832	517,496	—	3,664,062
Average headcount (3)	6,869	3,559	956	2,322	—	13,706
(1) Intersegment revenues represent the sales between our segments and are eliminated to reconcile to our consolidated results.
(2) All cash and cash equivalents are included in All Other and Corporate.
(3) Average headcount does not include employees from APC added on September 30, 2016.

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Nine Months Ended September 30, 2017
Revenues	$7,110,223	$1,549,742	$1,821,094	$428,535	$—	$10,909,594
Intersegment revenues(1)	329,193	23,456	116,281	13,776	(482,706)	—
Total Revenues	$7,439,416	$1,573,198	$1,937,375	$442,311	$(482,706)	$10,909,594
Net Revenues	$1,109,749	$357,411	$171,936	$97,105	$—	$1,736,201
Income from Operations	447,553	75,006	40,487	1,197	—	564,243
Depreciation and amortization	17,104	24,574	3,534	24,128	—	69,340
Total assets(2)	2,297,980	840,762	413,520	623,326	—	4,175,588
Average headcount	6,921	4,113	966	2,590	—	14,590

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Nine Months Ended September 30, 2016
Revenues	$6,456,281	$1,098,715	$1,814,682	$359,760	$—	$9,729,438
Intersegment revenues(1)	211,540	23,585	83,200	642	(318,967)	—
Total Revenues	$6,667,821	$1,122,300	$1,897,882	$360,402	$(318,967)	$9,729,438
Net Revenues	$1,161,074	$283,458	$183,041	$88,439	$—	$1,716,012
Income from Operations	516,805	56,300	62,777	8,084	—	643,966
Depreciation and amortization	16,551	15,231	2,590	18,344	—	52,716
Total assets(2)	2,115,467	625,267	405,832	517,496	—	3,664,062
Average headcount (3)	6,767	3,523	939	2,249	—	13,478
(1) Intersegment revenues represent the sales between our segments and are eliminated to reconcile to our consolidated results.
(2) All cash and cash equivalents are included in All Other and Corporate.
(3) Average headcount does not include employees from APC added on September 30, 2016.
NOTE 10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' investment on our condensed consolidated balance sheets. The recorded balance, at September 30, 2017, and December 31, 2016, was $22.9 million and $61.4 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency translation adjustments at September 30, 2017 and December 31, 2016.

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
On August 31, 2017, we acquired Milgram & Company Ltd. ("Milgram"), a provider of freight forwarding, customs brokerage, and surface transportation primarily in Canada. The acquisition strengthens our global forwarding and customs brokerage offerings in Canada.

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
Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount increased by 191 employees during the third quarter of 2017, primarily related to the acquisition of Milgram. Most network management compensation is dependent on the profitability of their particular office. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity. All of our managers and certain other employees who have significant responsibilities are eligible to receive equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders.
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

RESULTS OF OPERATIONS
The following table summarizes our total revenues by services and products (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% change	2017	2016	% change
Transportation	$3,433,701	$2,998,583	14.5%	$9,855,739	$8,593,767	14.7%
Sourcing	350,750	357,171	-1.8%	1,053,855	1,135,671	-7.2%
Total	$3,784,451	$3,355,754	12.8%	$10,909,594	$9,729,438	12.1%
The following table illustrates our net revenue margins by services and products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Transportation	16.4%	17.6%	16.6%	18.8%
Sourcing	8.5%	8.3%	9.0%	8.5%
Total	15.7%	16.6%	15.9%	17.6%

The following table summarizes our net revenues by service line. The service line net revenues in the table differ from the segment service line revenues discussed below as our segments have revenues from multiple service lines (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% change	2017	2016	% change
Transportation
Truckload	$301,025	$309,027	-2.6%	$887,865	$960,451	-7.6%
LTL(1)	101,870	96,447	5.6%	301,706	287,518	4.9%
Intermodal	7,478	7,676	-2.6%	23,278	25,961	-10.3%
Ocean	81,182	56,506	43.7%	217,495	175,243	24.1%
Air	25,529	19,897	28.3%	73,166	58,424	25.2%
Customs	17,421	12,320	41.4%	49,810	34,649	43.8%
Other Logistics Services	29,580	26,771	10.5%	87,563	76,965	13.8%
Total Transportation	564,085	528,644	6.7%	1,640,883	1,619,211	1.3%
Sourcing	29,761	29,818	-0.2%	95,318	96,801	-1.5%
Total	$593,846	$558,462	6.3%	$1,736,201	$1,716,012	1.2%
(1) Less than truckload ("LTL").

The following table represents certain statements of operations data, shown as percentages of our net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	49.4%	46.0%	50.0%	46.9%
Other selling, general, and administrative expenses	17.9%	16.2%	17.5%	15.6%
Total operating expenses	67.3%	62.2%	67.5%	62.5%
Income from operations	32.7%	37.8%	32.5%	37.5%
Interest and other expense	(1.8)%	(1.3)%	(1.7)%	(1.3)%
Income before provision for income taxes	31.0%	36.5%	30.8%	36.2%
Provision for income taxes	10.9%	13.4%	10.5%	13.4%
Net income	20.1%	23.1%	20.3%	22.8%

The following table summarizes our results by reportable segment (dollars in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended September 30, 2017
Revenues	$2,469,420	$552,134	$613,646	$149,251	$—	$3,784,451
Intersegment revenues	115,796	7,873	43,272	3,228	(170,169)	—
Total Revenues	$2,585,216	$560,007	$656,918	$152,479	$(170,169)	$3,784,451
Net Revenues	$377,403	$129,842	$54,253	$32,348	$—	$593,846
Income from Operations	151,392	31,125	11,586	362	—	194,465

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended September 30, 2016
Revenues	$2,252,187	$390,830	$590,385	$122,352	$—	$3,355,754
Intersegment revenues	79,728	8,742	32,255	100	(120,825)	—
Total Revenues	$2,331,915	$399,572	$622,640	$122,452	$(120,825)	$3,355,754
Net Revenues	$378,073	$93,368	$57,036	$29,985	$—	$558,462
Income from Operations	171,733	17,047	17,733	4,754	—	211,267

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Nine Months Ended September 30, 2017
Revenues	$7,110,223	$1,549,742	$1,821,094	$428,535	$—	$10,909,594
Intersegment revenues	329,193	23,456	116,281	13,776	(482,706)	—
Total Revenues	$7,439,416	$1,573,198	$1,937,375	$442,311	$(482,706)	$10,909,594
Net Revenues	$1,109,749	$357,411	$171,936	$97,105	$—	$1,736,201
Income from Operations	447,553	75,006	40,487	1,197	—	564,243

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Nine Months Ended September 30, 2016
Revenues	$6,456,281	$1,098,715	$1,814,682	$359,760	$—	$9,729,438
Intersegment revenues	211,540	23,585	83,200	642	(318,967)	—
Total Revenues	$6,667,821	$1,122,300	$1,897,882	$360,402	$(318,967)	$9,729,438
Net Revenues	$1,161,074	$283,458	$183,041	$88,439	$—	$1,716,012
Income from Operations	516,805	56,300	62,777	8,084	—	643,966

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Total revenues and direct costs. Our consolidated total revenues increased 12.8 percent in the third quarter of 2017 compared to the third quarter of 2016. Total transportation revenues increased 14.5 percent in the third quarter of 2017 compared to the third quarter of 2016. The increase was driven by increased pricing and volume growth in nearly all of our transportation services. Total purchased transportation and related services increased 16.2 percent in the third quarter of 2017 compared to the third quarter of 2016. The increase was due to increased cost of transportation, including fuel, and volume growth in nearly all of our transportation services. Our sourcing revenue decreased 1.8 percent to $350.8 million in the third quarter of 2017 from $357.2 million in the third quarter of 2016. Purchased products sourced for resale decreased 1.9 percent in the third quarter of 2017 to $321.0 million from $327.4 million in the third quarter of 2016. These decreases were due to decreased case volumes and lower pricing resulting from lower commodity costs. The hurricanes that impacted the southern United States had an impact on volumes and pricing during the third quarter of 2017. We estimate the impact on volumes was positive on our NAST division and negative on Robinson Fresh. The storms also impacted pricing in the North American truckload market due to the storm disruption.
Net revenues. Total transportation net revenues increased 6.7 percent to $564.1 million in the third quarter of 2017 from $528.6 million in the third quarter of 2016. Our transportation net revenue margin decreased to 16.4 percent in the third quarter of 2017 from 17.6 percent in the third quarter of 2016 primarily due to the cost of transportation increasing more than customer pricing, including fuel, in nearly all transportation services. Sourcing net revenues were flat at $29.8 million in the third quarter of 2017 compared to the third quarter of 2016. Our sourcing net revenue margin was 8.5 percent in the third quarter of 2017 and 8.3 percent in the third quarter of 2016.
Operating expenses. Operating expenses increased 15.0 percent to $399.4 million in the third quarter of 2017 from $347.2 million in the third quarter of 2016. Operating expenses as a percentage of net revenues increased to 67.3 percent in the third quarter of 2017 from 62.2 percent in the third quarter of 2016.
For the third quarter, personnel expenses increased 14.1 percent to $293.2 million in 2017 from $256.9 million in 2016. The increase in personnel expense was due to an increase of 8.7 percent in average headcount and an increase in variable compensation in the third quarter of 2017 compared to the third quarter of 2016.
For the third quarter of 2017, other selling, general, and administrative expenses increased 17.6 percent to $106.2 million in 2017 from $90.3 million in the third quarter of 2016. This increase was driven by costs related to the addition of the APC and Milgram businesses, and increases in the provision for bad debt, claims expenses, and warehouse costs.

Income from operations. Income from operations decreased 8.0 percent to $194.5 million in the third quarter of 2017 from $211.3 million in the third quarter of 2016. This decrease was primarily driven by declines in income from operations in NAST and Robinson Fresh, partially offset by an increase in income from operations in Global Forwarding. Income from operations as a percentage of net revenues decreased to 32.7 percent in the third quarter of 2017 from 37.8 percent in the third quarter of 2016.
Interest and other expense. Interest and other expense was $10.5 million in the third quarter of 2017 compared to $7.4 million in the third quarter of 2016. The increase was due primarily to a higher average debt balance and higher interest rates during the quarter ended September 30, 2017, compared to the same period ended September 30, 2016. Increased borrowings were related to the acquisition of Milgram and increased working capital needs.
Provision for income taxes. Our effective income tax rate was 35.2 percent for the third quarter of 2017 and 36.7 percent for the third quarter of 2016. During the third quarter of 2017, the provision for income taxes decreased by $2.7 million due to tax credits associated with foreign earnings deemed to be subject to U.S. taxation. During the first quarter of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718). The adoption of ASU 2016-09 prospectively impacts the recording of income taxes related to share-based payment awards in our consolidated financial position and results of operations, as well as the operating and financing cash flows on the consolidated statements of cash flow. This adoption resulted in a decrease in our provision for income taxes of $1.3 million the third quarter of 2017.
Net income. Net income decreased 7.6 percent to $119.2 million in the third quarter of 2017 from $129.0 million in the third quarter of 2016. Basic and diluted net income per share decreased 5.6 percent to $0.85 from $0.90 in the third quarter of 2017 compared to the third quarter of 2016.
SEGMENT RESULTS OF OPERATIONS
Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016
North American Surface Transportation. NAST total revenues, including intersegment revenues, increased 10.9 percent to $2.6 billion in the third quarter of 2017 from $2.3 billion in the third quarter of 2016. This increase was driven by pricing and volume increases in most services. NAST cost of transportation and related services increased 13.0 percent to $2.2 billion in the third quarter of 2017 from $2.0 billion in the third quarter of 2016. This increase was driven by an increase in costs of transportation and a volume increase in most services. NAST net revenues decreased 0.2 percent to $377.4 million in the third quarter of 2017 from $378.1 million in the third quarter of 2016. This decrease was driven by a decline in truckload net revenues, discussed below.
NAST truckload net revenues decreased 2.1 percent to $266.6 million in the third quarter of 2017 from $272.4 million in the third quarter of 2016. NAST truckload volumes were flat in the third quarter of 2017 compared to the third quarter of 2016. NAST truckload net revenue margin decreased in the third quarter of 2017 compared to the third quarter of 2016, due primarily to higher transportation costs, including fuel costs.
NAST truckload net revenues accounted for approximately 93 percent of our total North American truckload net revenues in the third quarter of 2017 and approximately 92 percent in the third quarter of 2016. The majority of the remaining North American truckload net revenues are included in Robinson Fresh. Excluding the estimated impacts of the increase in fuel costs, our average truckload rate per mile charged to our customers increased 6.5 percent in the third quarter of 2017 compared to the third quarter of 2016. Our truckload transportation costs increased approximately 8.5 percent, excluding the estimated increase in fuel costs. While rapidly rising prices does often create incremental spot market activity, it can also create more margin compression on committed pricing arrangements. We experienced both of these impacts in our third quarter results. The pricing trends and required adjustments to market conditions that we discussed at length last quarter continued and were accelerated by the hurricane impacts.
NAST LTL net revenues increased 4.8 percent to $97.6 million in the third quarter of 2017 from $93.1 million in the third quarter of 2016. This increase was primarily due to a volume increase of 6.5 percent in the third quarter of 2017 compared to the third quarter of 2016, partially offset by a decrease in net revenue margin resulting from increased purchased transportation costs.
NAST intermodal net revenues decreased 1.4 percent to $7.1 million in the third quarter of 2017 from $7.2 million in the third quarter of 2016. NAST intermodal net revenues and net revenue margin decreased while volume increased in the third quarter of 2017 compared to the third quarter of 2016 due to lower-margin contractual volume growth, partially offset by a decrease in transactional business.

NAST operating expenses increased 9.5 percent in the third quarter of 2017 to $226.0 million compared to $206.3 million in the third quarter of 2016. This increase was due to increases in selling, general, and administrative expenses and an increase in personnel expenses. The increase in selling, general, and administrative expenses is primarily due to an increase in the provision for bad debt and claims expense. The increase in personnel expense is related to an increase in average headcount of 1.9 percent. The operating expenses of NAST and all other segments include allocated corporate expenses.
NAST income from operations decreased 11.8 percent to $151.4 million in the third quarter of 2017 from $171.7 million in the third quarter of 2016. This was primarily due to a decline in net revenues caused by an increase in transportation costs.
Global Forwarding. Global Forwarding total revenues, including intersegment revenues, increased 40.2 percent to $560.0 million in the third quarter of 2017 compared to $399.6 million in the third quarter of 2016. Global Forwarding costs of transportation and related services increased 40.5 percent to $430.2 million in the third quarter of 2017 from $306.2 million in the third quarter of 2016. Global Forwarding net revenues increased 39.1 percent to $129.8 million in the third quarter of 2017 compared to $93.4 million in the third quarter of 2016. The acquisitions of APC and Milgram accounted for approximately 18 percentage points of the net revenue growth in Global Forwarding.
Global Forwarding ocean transportation net revenues increased 44.0 percent to $81.1 million in the third quarter of 2017 from $56.3 million in the third quarter of 2016. This was primarily related to volume increases, including those from acquisitions. Ocean transportation volumes increased approximately 22 percent and customer rates also increased in the third quarter of 2017 compared to the same period of 2016.
Global Forwarding air transportation net revenues increased 32.7 percent to $24.0 million in the third quarter of 2017 from $18.1 million in the third quarter of 2016. This was primarily related to volume increases, including those from acquisitions. Air transportation volumes increased approximately 28 percent and customer rates also increased in the third quarter of 2017 compared to the same period of 2016.
Global Forwarding customs net revenues increased 41.4 percent to $17.4 million in the third quarter of 2017 from $12.3 million in 2016. The increase was primarily due to increased transaction volumes, primarily related to acquisitions. Customs transaction volumes increased approximately 52 percent in the third quarter of 2017 compared to the same period of 2016.
Global Forwarding operating expenses increased 29.3 percent in the third quarter of 2017 to $98.7 million from $76.3 million in the third quarter of 2016. This increase was due to increases in both personnel and selling, general, and administrative expenses. The personnel expense increase was driven by an average headcount increase of 20.8 percent. The acquisitions of APC and Milgram added approximately 18 percent to the Global Forwarding average headcount. The selling, general, and administrative expense increase was primarily driven by the acquisition amortization related to APC and Milgram.
Global Forwarding income from operations increased 82.6 percent to $31.1 million in the third quarter of 2017 from $17.0 million in the third quarter of 2016. This was primarily due to an increase in net revenues.
Robinson Fresh. Robinson Fresh total revenues, including intersegment revenues, increased 5.5 percent to $656.9 million in the third quarter of 2017 from $622.6 million in the third quarter of 2016. Robinson Fresh costs of transportation and related services and purchased products sourced for resale increased 6.6 percent to $602.7 million in the third quarter of 2017 from $565.6 million in the third quarter of 2016. Robinson Fresh net revenues decreased 4.9 percent to $54.3 million in the third quarter of 2017 from $57.0 million in the third quarter of 2016, primarily as a result of declines in transportation net revenues. The hurricanes in both Texas and Florida had a negative impact on Robinson Fresh cases volumes and net revenue in the third quarter. We have service center facilities in both of these locations that were shut down for seven to ten days as a result of the storms.
Robinson Fresh net revenues from sourcing services were flat at $29.8 million in the third quarter of 2017 compared to the third quarter of 2016. A slight increase in net revenue margin was offset by a case volume decrease of one percent compared to the third quarter of 2016.
Robinson Fresh net revenues from transportation services decreased 10.0 percent to $24.5 million in the third quarter of 2017 compared to $27.2 million in the third quarter of 2016, primarily due to a decrease in truckload net revenue. Robinson Fresh transportation net revenue margin decreased in the third quarter of 2017 compared to the third quarter of 2016. Robinson Fresh transportation volumes increased 13 percent in the third quarter of 2017 compared to the third quarter of 2016.
Robinson Fresh operating expenses increased 8.6 percent in the third quarter of 2017 to $42.7 million from $39.3 million in the third quarter of 2016. This was primarily due to an increase in warehousing expenses related to expanding facilities and an increase in average headcount of 1.5 percent.

Robinson Fresh income from operations decreased 34.7 percent to $11.6 million in the third quarter of 2017 from $17.7 million in the third quarter of 2016. This was primarily due to an increase in operating expenses and a decrease in transportation services net revenues.
All Other and Corporate. All Other and Corporate includes our Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses. Managed Services provides Transportation Management Services, or Managed TMS. Europe Surface Transportation provides services similar to NAST across Europe.
Managed Services net revenues increased 10.8 percent in the third quarter of 2017 to $18.5 million compared to $16.7 million in the third quarter of 2016. This increase was a result of new business with new and existing customers. Other Surface Transportation net revenues increased 4.2 percent in the third quarter of 2017 to $13.9 million compared to $13.3 million in the third quarter of 2016. This increase is primarily the result of increased volumes, partially offset by margin compression in the surface transportation business in Europe.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Total revenues and direct costs. Our consolidated total revenues increased 12.1 percent in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. Total transportation revenues increased 14.7 percent to $9.9 billion in the nine months ended September 30, 2017, from $8.6 billion in the nine months ended September 30, 2016. The increase in total transportation revenues was driven by increased pricing and volumes in nearly all of our transportation services. Total purchased transportation and related services increased 17.8 percent in the nine months ended September 30, 2017, to $8.2 billion from $7.0 billion in the nine months ended September 30, 2016. The increase was due to increased volumes in all of our transportation services, and by increased costs of transportation, including fuel. Sourcing revenue decreased 7.2 percent in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Purchased products sourced for resale decreased 7.7 percent in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These decreases were primarily due to lower pricing and commodity costs.
Net revenues. Total transportation net revenues increased 1.3 percent to $1.64 billion in the nine months ended September 30, 2017 from $1.62 billion in the nine months ended September 30, 2016. Our transportation net revenue margin decreased to 16.6 percent in the nine months ended September 30, 2017 from 18.8 percent in the nine months ended September 30, 2016, primarily due to the cost of transportation increasing more than customer pricing, including fuel, in nearly all transportation services. Sourcing net revenues decreased 1.5 percent to $95.3 million in the nine months ended September 30, 2017 from $96.8 million in the nine months ended September 30, 2016. This decrease was primarily the result of lower net revenue per case, as volumes were flat. Our sourcing net revenue margin increased in the nine months ended September 30, 2017 to 9.0 percent from 8.5 percent in the nine months ended September 30, 2016.
Operating expenses. Operating expenses increased 9.3 percent in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Operating expenses as a percentage of net revenues increased to 67.5 percent in the nine months ended September 30, 2017, from 62.5 percent in the nine months ended September 30, 2016.
Personnel expenses increased 7.9 percent to $867.9 million in the nine months ended September 30, 2017, from $804.6 million in the nine months ended September 30, 2016. For the nine months ended September 30, 2017, our average headcount increased 8.3 percent compared to the same period ended September 30, 2016, including 650 employees added through acquisitions. The increase in personnel expense was less than the increase in average headcount due to decreased expenses related to variable incentive plans.
Other selling, general, and administrative expenses increased 13.7 percent to $304.0 million in the nine months ended September 30, 2017 from $267.4 million in the nine months ended September 30, 2016. This increase was primarily driven by costs related to the addition of the APC and Milgram businesses, the provision for bad debt, and warehouse costs.
Income from operations. Income from operations decreased 12.4 percent to $564.2 million in the nine months ended September 30, 2017, from $644.0 million in the nine months ended September 30, 2016. Income from operations as a percentage of net revenues decreased to 32.5 percent in the nine months ended September 30, 2017, from 37.5 percent in the nine months ended September 30, 2016.
Interest and other expense. Interest and other expense increased to $29.2 million in the nine months ended September 30, 2017, from $22.5 million in the nine months ended September 30, 2016. The change was due primarily to a higher average debt balance and higher interest rates on our short-term debt during the nine months ended September 30, 2017, compared to the same period ended September 30, 2016.

Provision for income taxes. Our effective income tax rate was 34.2 percent for the nine months ended September 30, 2017, and 37.1 percent for the nine months ended September 30, 2016. During the first quarter of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718). The adoption of ASU 2016-09 prospectively impacts the recording of income taxes related to share-based payment awards in our consolidated statement of financial position and results of operations, as well as the operating and financing cash flows on the consolidated statements of cash flow. This adoption resulted in a decrease in our provision for income taxes of $11.9 million the nine months ended September 30, 2017. The effective income tax rate for the nine months ended September 30, 2017 was lower than the statutory federal income tax rate due to the adoption of ASU 2016-09.
Net income. Net income decreased 9.9 percent to $352.3 million in the nine months ended September 30, 2017, from $391.1 million in the nine months ended September 30, 2016. Basic net income per share decreased 8.4 percent to $2.50 in the nine months ended September 30, 2017 from $2.73 in the nine months ended September 30, 2016. Diluted net income per share decreased 8.8 percent to $2.49 in the nine months ended September 30, 2017 from $2.73 in the nine months ended September 30, 2016.
SEGMENT RESULTS OF OPERATIONS
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
North American Surface Transportation. NAST total revenues, including intersegment revenues, increased 11.6 percent to $7.4 billion during the nine months ended September 30, 2017 from $6.7 billion during the nine months ended September 30, 2016. This increase was driven by volume and pricing increases in all services. NAST cost of transportation and related services increased 14.9 percent to $6.3 billion in the nine months ended September 30, 2017 from $5.5 billion in the nine months ended September 30, 2016. This was driven by increases in volumes and costs of transportation in all services. NAST net revenues decreased 4.4 percent to $1.1 billion in the nine months ended September 30, 2017 from $1.2 billion in the nine months ended September 30, 2016. This decrease was driven primarily by a decline in truckload net revenues.
NAST truckload net revenues decreased 7.4 percent to $784.3 million during the nine months ended September 30, 2017 from $847.2 million in the nine months ended September 30, 2016. NAST truckload volumes increased approximately six percent during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. NAST truckload net revenue margin decreased in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due to increased transportation costs, excluding the change in fuel costs.
NAST truckload net revenues accounted for approximately 93 percent of our total North American truckload net revenues in the nine months ended September 30, 2017 and 92 percent in the nine months ended September 30, 2016. The majority of the remaining North American truckload net revenues are included in Robinson Fresh. Excluding the estimated impacts of the increase in fuel costs, our average truckload rate per mile charged to our customers increased approximately one percent in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Our truckload transportation costs increased 3.5 percent, excluding the estimated increase in fuel costs.
NAST LTL net revenues increased 4.6 percent to $288.3 million in the nine months ended September 30, 2017 from $275.5 million in the nine months ended September 30, 2016. This increase was primarily due to a volume increase of approximately seven percent during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, partially offset by a decrease in net revenue margin.
NAST intermodal net revenues decreased 8.8 percent to $22.1 million in the nine months ended September 30, 2017 from $24.2 million in the nine months ended September 30, 2016. Net revenues decreased while volume increased in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to lower-margin contractual volume growth, partially offset by a decrease in transactional business.
NAST operating expenses increased 2.8 percent during the nine months ended September 30, 2017 to $662.2 million compared to $644.3 million during the nine months ended September 30, 2016. This increase was driven by increases in other selling, general, and administrative expenses and personnel expenses. The increase in selling, general, and administrative expenses were driven by investments in technology. The increase in personnel expense is related an increase in average headcount of 2.3 percent and an increase in expenses related to variable incentive plans. The operating expenses of NAST and all other segments include allocated corporate expenses.
NAST income from operations decreased 13.4 percent to $447.6 million during the nine months ended September 30, 2017 from $516.8 million in the nine months ended September 30, 2016. This was primarily due to a decline in net revenues caused by the increased cost of transportation services.

Global Forwarding. Global Forwarding total revenues, including intersegment revenues, increased 40.2 percent to $1.6 billion in the nine months ended September 30, 2017 compared to $1.1 billion in the nine months ended September 30, 2016. Global Forwarding costs of transportation and related services increased 44.9 percent to $1.2 billion in the nine months ended September 30, 2017 from $838.8 million in the nine months ended September 30, 2016. Global Forwarding net revenues increased 26.1 percent to $357.4 million in the nine months ended September 30, 2017 compared to $283.5 million in the nine months ended September 30, 2016. These increases were primarily driven by our acquisition of APC, and volume growth in our organic operations.
Global Forwarding ocean transportation net revenues increased 24.5 percent to $217.8 million in the nine months ended September 30, 2017 from $174.9 million in the nine months ended September 30, 2016. The increase in net revenues was primarily a result of our acquisition of APC, partially offset by margin compression.
Our air transportation net revenues increased 27.2 percent to $68.9 million in the nine months ended September 30, 2017 from $54.1 million in the nine months ended September 30, 2016. The increase was primarily the result of our acquisition of APC, partially offset by margin compression.
Our customs net revenues increased 43.8 percent to $49.8 million in the nine months ended September 30, 2017 from $34.6 million in 2016. The increase was due to increased transaction volumes, primarily related to the acquisition of APC.
Global Forwarding operating expenses increased 24.3 percent in the nine months ended September 30, 2017 to $282.4 million from $227.2 million in the nine months ended September 30, 2016. This increase was driven by an increase in average headcount of 16.7 percent and the acquisition amortization expense related to the acquisitions of APC.
Global Forwarding income from operations increased 33.2 percent to $75.0 million in the nine months ended September 30, 2017 from $56.3 million in the nine months ended September 30, 2016. This was primarily due to an increase in net revenues, partially offset by an increase in operating expenses.
Robinson Fresh. Robinson Fresh total revenues, including intersegment revenues, increased 2.1 percent to $1.94 billion in the nine months ended September 30, 2017 compared to $1.90 billion in the nine months ended September 30, 2016. Robinson Fresh costs of transportation and related services and purchased products sourced for resale increased 3.0 percent to $1.8 billion in the nine months ended September 30, 2017 from $1.7 billion in the nine months ended September 30, 2016. Robinson Fresh net revenues decreased 6.1 percent to $171.9 million in the nine months ended September 30, 2017 from $183.0 million in the nine months ended September 30, 2016. This decrease was the result of declines in transportation and sourcing net revenues.
Robinson Fresh net revenues from sourcing services decreased 1.5 percent to $95.3 million in the nine months ended September 30, 2017 compared to $96.8 million in the nine months ended September 30, 2016. This was primarily the result of lower net revenue per case as case volumes were flat.
Robinson Fresh net revenues from transportation services decreased 11.2 percent to $76.6 million in the nine months ended September 30, 2017 compared to $86.2 million in the nine months ended September 30, 2016, primarily due to decreases in truckload net revenue. Robinson Fresh transportation net revenue margin decreased in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to increased transportation costs, including fuel.
Robinson Fresh operating expenses increased 9.3 percent in the nine months ended September 30, 2017 to $131.4 million from $120.3 million in the nine months ended September 30, 2016. This was primarily due to an increase in warehousing expenses related to expanding facilities, claims, and an increase in average headcount, partially offset by a decrease in expenses related to variable incentive compensation plans.
Robinson Fresh income from operations decreased 35.5 percent to $40.5 million in the nine months ended September 30, 2017 from $62.8 million in the nine months ended September 30, 2016. This was primarily due to decreases in transportation and sourcing net revenues, and an increase in operating expenses.
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
Managed Services net revenues increased 14.5 percent in the nine months ended September 30, 2017 to $53.8 million compared to $47.0 million in the nine months ended September 30, 2016. This increase was a result of volume growth from both new and existing customers. Other Surface Transportation increased 4.5 percent in the nine months ended September 30, 2017 to $43.3 million compared to $41.4 million in the nine months ended September 30, 2016, primarily the result of growth in Europe Surface Transportation.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In 2012, we entered into a senior unsecured revolving credit facility to partially fund an acquisition. In December 2014, we amended the revolving credit facility to increase the amount available from $500 million to $900 million and to extend the expiration date from October 2017 to December 2019, primarily to fund an acquisition. In 2013, we entered into a Note Purchase Agreement to fund the repurchase of $500 million worth of our common stock. The Note Purchase Agreement was amended in February 2015 to conform its financial covenants to be consistent with the amended revolving credit facility. In April 2017, we entered into an U.S. Trade Accounts Receivable Securitization facility to reduce the amount outstanding on our revolving credit facility. We also expect to use the revolving credit facility, the receivables securitization facility, and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases. Cash and cash equivalents totaled $297.3 million as of September 30, 2017, and $247.7 million as of December 31, 2016. Cash and cash equivalents held outside the United States totaled $233.3 million as of September 30, 2017, and $172.2 million as of December 31, 2016. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $29.0 million as of September 30, 2017. Working capital at September 30, 2017, was $468.5 million and at December 31, 2016, was $162.4 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $218.3 million and $376.8 million of cash flow from operations during the nine months ended September 30, 2017 and September 30, 2016, respectively, a decrease of $158.5 million compared to the nine months ended September 30, 2016. The increase in volumes, customer rates, and costs of transportation, including fuel prices, in the first nine months of 2017 compared to the first nine months of 2016 resulted in increased growth in working capital and led to decreased operating cash flow.
Cash used for investing activities. We used $94.7 million and $292.0 million of cash during the nine months ended September 30, 2017 and September 30, 2016 for investing activities.
We used $46.4 million and $71.1 million for capital expenditures during the nine months ended September 30, 2017 and September 30, 2016. During the nine months ended September 30, 2017, our capital expenditures consisted primarily of investments in facilities, office equipment, and information technology, which are intended to improve efficiencies and help grow the business.
During the nine months ended September 30, 2017, we used $48.4 million in connection with the acquisitions. We used $46.7 million in connection with the acquisition of Milgram. We used $1.8 million for a post-closing working capital adjustment due to the sellers of APC under the terms of the acquisition agreement.
Cash used for financing activities. We used $91.2 million and $28.2 million of cash flow for financing activities during the nine months ended September 30, 2017 and September 30, 2016.
During the nine months ended September 30, 2017, we had net short-term repayments of $21.0 million. During the nine months ended September 30, 2016, we had net short-term borrowings of $275.0 million. The outstanding balance on the revolving credit facility was $719.0 million as of September 30, 2017.
During the nine months ended September 30, 2017, we had long-term borrowings of $250.0 million on the Receivables Securitization Facility. The outstanding balance on the Receivables Securitization Facility was $250.0 million as of September 30, 2017. We were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, and Receivables Securitization Facility as of September 30, 2017.
We used $192.8 million and $191.1 million to pay cash dividends during the nine months ended September 30, 2017 and September 30, 2016. The increase was primarily due to a dividend rate increase in 2017 compared to 2016, partially offset by a decrease in weighted average shares outstanding during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

We used $130.0 million and $109.1 million on share repurchases during the nine months ended September 30, 2017 and September 30, 2016. The change was due to an increase in the number of shares repurchased and the average price of the repurchased shares during the nine months ended September 30, 2017, compared to the same period of 2016. In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of September 30, 2017, there were 2,654,301 shares remaining for future repurchases under the repurchase authorization. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
We used $20.7 million and $36.2 million to acquire shares from employees through their withholding taxes resulting from the delivery of restricted equity during the nine months ended September 30, 2017 and September 30, 2016.
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
Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance was $44.4 million as of September 30, 2017 and $39.5 million as of December 31, 2016. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had $297.3 million of cash and cash equivalents on September 30, 2017. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $900 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or "prime" plus the applicable add-on percentage as defined therein. At September 30, 2017, there was $719 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $175,000,000 of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023, (ii) $150,000,000 of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (iii) $175,000,000 of the company’s 4.60 percent Senior Notes, Series C, due August 27, 2033. At September 30, 2017, there was $500 million outstanding on the notes.
We are a party to a receivables securitization facility with various lenders and provides funding of up to $250 million. Interest accrues on the facility at variable rates based on the asset-backed commercial paper rate or the 30 day LIBOR plus the applicable add-on percentage as defined therein. At September 30, 2017, there was $250 million outstanding on the securitization facility.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the company during the quarter ended September 30, 2017, of shares of the company's common stock.

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2017-July 31, 2017	306,403	$67.48	296,507	3,234,848
August 1, 2017-August 31, 2017	63,559	65.70	60,926	3,173,922
September 1, 2017-September 30, 2017	523,287	73.12	519,621	2,654,301
Third quarter 2017	893,249	$70.66	877,054	2,654,301
(a) The total number of shares purchased includes: (i) 877,054 shares of common stock purchased under the authorization described below; and (ii) 16,195 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(b) In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of September 30, 2017, there were 2,654,301 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3. DEFAULTS ON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended September 30, 2017, formatted in XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2017.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By:	/s/ Andrew C. Clarke
Andrew C. Clarke
Chief Financial Officer (principal accounting officer)