Form 10-K
period 2017-12-31
C H ROBINSON WORLDWIDE INC
filed 2018-02-28
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
Commission File Number: 000-23189

C.H. ROBINSON WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1883630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14701 Charlson Road, Eden Prairie, Minnesota	55347-5088
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 952-937-8500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $9,616,075,533 (based upon the closing price of $68.68 per common share on that date as quoted on The NASDAQ Global Select Market).
As of February 22, 2018, the number of shares outstanding of the registrant’s common stock, par value $.10 per share, was 139,748,794.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 10, 2018 (the “Proxy Statement”), are incorporated by reference in Part III.

C.H. ROBINSON WORLDWIDE, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2017

PART I

ITEM 1.	BUSINESS
Overview
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest third party logistics companies in the world with consolidated total revenues of $14.9 billion in 2017. We are a service company. We provide freight transportation services and logistics solutions to companies of all sizes, in a wide variety of industries. During 2017, we handled approximately 19 million shipments and worked with more than 120,000 customers. We operate through a network of offices in North America, Europe, Asia, Australia, New Zealand, and South America. We have developed global transportation and distribution networks to provide transportation and supply chain services worldwide. As a result, we have the capability of facilitating most aspects of the supply chain on behalf of our customers. We have three reportable segments: North American Surface Transportation (“NAST”), Global Forwarding, and Robinson Fresh, with our remaining operating segments reported as All Other and Corporate. For financial information concerning our reportable segments and geographic regions, refer to Note 9 of our consolidated financial statements.
As a third party logistics provider, we enter into contractual relationships with a wide variety of transportation companies, and utilize those relationships to efficiently and cost-effectively arrange the transport of our customers’ freight. We utilized approximately 73,000 contracted transportation companies, including motor carriers, railroads (primarily intermodal service providers), and air and ocean carriers in 2017. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate transportation for each shipment. Our model enables us to be flexible and provide solutions that optimize service for our customers. As an integral part of our transportation services, we provide a wide range of value-added logistics services, such as freight consolidation, supply chain consulting and analysis, optimization, and reporting.
In addition to transportation, we provide sourcing services under the trade name Robinson Fresh® (“Robinson Fresh”). Our sourcing services consist primarily of the buying, selling, and/or marketing of fresh fruits, vegetables, and other value-added perishable items. It was our original business when we were founded in 1905. The foundation for much of our logistics expertise can be traced to our significant experience in handling produce and temperature controlled commodities. We supply fresh produce through a network of independent produce growers and suppliers. Our customers include grocery retailers, restaurants, foodservice distributors, and produce wholesalers. In many cases, we also arrange the logistics and transportation of the products we sell and provide related supply chain services, such as replenishment, category management, and managed procurement services. We have developed proprietary brands of produce and have exclusive licensing agreements to distribute fresh and value-added produce under recognized consumer brand names. The produce for these brands is sourced through a preferred grower network and packed to order through contract packing agreements. We have instituted quality assurance and monitoring procedures with each of these preferred growers.
Our flexible business model has been the main driver of our historical results and has positioned us for continued growth. One of our competitive advantages is our network of offices. Our employees are in close proximity to both customers and transportation providers, which gives them broad knowledge of their local markets and enables them to respond quickly to customers’ and transportation providers’ changing needs. Employees act as a team in their sales efforts, customer service, and operations. A significant portion of most employees’ compensation is performance-oriented, based on profitability and their contributions to the success of the company. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity.
Our network of offices work together to meet our customers’ needs and cross-sell our services. For large, multi-location customers, we often coordinate our efforts in global account centers or in one office and rely on multiple offices to deliver specific geographic or modal needs. The majority of our global network operates on a single global technology platform called Navisphere® that is used to match customer needs with supplier capabilities, to collaborate with other offices, and to utilize centralized support resources to complete all facets of the transaction.
We have grown primarily through internal growth, by increasing market share through the addition of new customers and expanding relationships with our current customers, adding new services, expanding our market presence and operations globally, and hiring additional employees. We continually look to grow through selective acquisitions. In August 2017, we acquired Milgram & Company Ltd. (“Milgram”), a provider of freight forwarding, customs brokerage, and surface transportation primarily in Canada. The acquisition strengthens our freight forwarding and customs brokerage offerings in Canada. Milgram operates primarily in our Global Forwarding segment.

In September 2016, we completed the acquisition of APC Logistics (“APC”), a privately held company based in Australia, for the purpose of expanding our global presence and bringing additional capabilities and expertise to our portfolio. APC provides international freight forwarding and customs brokerage services in Australia and New Zealand. APC operates in our Global Forwarding segment.
On January 1, 2015, we acquired all of the outstanding stock of Freightquote.com, Inc. (“Freightquote”) for the purpose of enhancing our less than truckload (“LTL”) and truckload businesses and expanding our ecommerce capabilities. Freightquote operates in our NAST segment.
Net revenues are a Non-GAAP financial measure calculated as total revenues less the cost of purchased transportation and related services and the cost of purchased products sourced for resale. We believe net revenues are a useful measure of our ability to source, add value, and sell services and products that are provided by third parties, and we consider net revenues to be our primary performance measurement. Accordingly, the discussion of our results of operations focuses on the changes in our net revenues. The reconciliation of total revenues to net revenues is presented below (in thousands):

	For the years ended December 31,
	2017	2016	2015
Revenues:
Transportation	$13,502,906	$11,704,745	$11,989,780
Sourcing	1,366,474	1,439,668	1,486,304
Total revenues	14,869,380	13,144,413	13,476,084
Costs and expenses:
Purchased transportation and related services	11,257,290	9,549,934	9,842,271
Purchased products sourced for resale	1,244,040	1,316,951	1,365,333
Total costs and expenses	12,501,330	10,866,885	11,207,604
Net revenues	$2,368,050	$2,277,528	$2,268,480

Transportation and Logistics Services
C.H. Robinson provides freight transportation and related logistics and supply chain services. Our services range from commitments on a specific shipment to much more comprehensive and integrated relationships. We execute these service commitments by hiring and training people, developing proprietary systems and processes, and utilizing a network of contracted transportation providers, including, but not limited to, contract motor carriers, railroads, and air and ocean carriers. We make a profit on the difference between what we charge to our customers for the totality of services provided to them and what we pay to the transportation providers to handle or transport the freight. While industry definitions vary, given our extensive contracting to create a flexible network of solutions, we are generally referred to in the industry as a third party logistics company.
We provide all of the following transportation and logistics services:

•
Truckload: Through our contracts with motor carriers, we have access to dry vans, temperature controlled vans, flatbeds, and bulk capacity. We help our customers connect with carriers who are interested in their lanes and product types, and we help carriers find shipments to make effective use of their equipment.

•
Less than Truckload: LTL transportation involves the shipment of single or multiple pallets of freight. We focus on shipments of a single pallet or larger, although we handle any size shipment. Through our contracts with motor carriers and our operating system, we consolidate freight and freight information to provide our customers with a single source of information on their freight. In many instances, we will consolidate partial shipments for several customers into full truckloads.

•
Intermodal: Our intermodal transportation service is the shipment of freight in trailers or containers by a combination of truck and rail. We have intermodal marketing agreements with container owners and all Class 1 railroads in North America, and we arrange local pickup and delivery (known as drayage) through local contracted motor carriers. In addition, we own approximately 1,500 intermodal containers and lease approximately 1,700 containers.

•
Ocean: As a non-vessel ocean common carrier (“NVOCC”) or freight forwarder, we consolidate shipments, determine routing, select ocean carriers, contract for ocean shipments, and/or provide for local pickup and delivery of shipments.

•	Air: As a certified indirect air carrier (“Indirect Air Carrier” or “IAC”) or freight forwarder, we organize air shipments and provide door-to-door service.

•	Customs: Our customs brokers are licensed and regulated by U.S. Customs and Border Protection to assist importers and exporters in meeting federal requirements governing imports and exports.

•	Other Logistics Services: We provide fee-based managed services, warehousing services, small parcel, and other services.
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
Once the contracted carrier is selected, we receive the contract carrier’s commitment to provide the transportation. During the time when a shipment is executed, we connect frequently with the contract carrier to track the status of the shipment to meet the unique needs of our customers.
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
In the course of providing day-to-day transportation services, our employees often identify opportunities for additional logistics services as they become more familiar with our customers’ daily operations and the nuances of our customers’ supply chains. We offer a wide range of logistics services on a worldwide basis that reduce or eliminate supply chain inefficiencies. We will analyze customers’ current transportation rate structures, modes of shipping, and carrier selection. We can identify opportunities to consolidate shipments for cost savings. We will suggest ways to improve operating and shipping procedures and manage claims. We can help customers minimize storage through crossdocking and other flow-through operations. Many of these services are provided in connection with providing the transportation services and are not typically priced separately. They are usually included as a part of the cost of transportation services provided by us, based on the nature of the customer relationship. In addition to these transportation services, we may provide additional logistics services, such as contract warehousing, consulting, transportation management, and other services, for which we are usually paid separately.
As we have emphasized integrated logistics solutions, our relationships with many customers have broadened, and we have become a key provider to them by managing a greater portion of their supply chains. We may serve our customers through specially created teams and through several locations. Our transportation services are provided to numerous international customers through our worldwide network. See Note 9 to our 2017 consolidated financial statements included in Part II, Item 8 of this report for disclosure of our total revenues from domestic and foreign customers for the years ended December 31, 2017, 2016, and 2015 and our long-lived assets as of December 31, 2017, 2016, and 2015 in the United States and in foreign locations.
The table below shows our net revenues by transportation mode, for the years ended December 31 (in thousands):

	2017	2016	2015	2014	2013
Truckload	$1,229,999	$1,257,191	$1,316,533	$1,190,372	$1,065,315
LTL	407,012	381,817	360,706	258,884	239,477
Intermodal	29,145	33,482	41,054	40,631	39,084
Ocean	290,630	244,276	223,643	208,422	187,671
Air	100,761	82,167	79,096	79,125	73,089
Customs	70,952	50,509	43,929	41,575	36,578
Other Logistics Services	117,117	105,369	82,548	73,097	67,931
Total	$2,245,616	$2,154,811	$2,147,509	$1,892,106	$1,709,145

Transportation services accounted for approximately 95 percent of net revenues in 2017, 2016, and 2015. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this report.
Sourcing
Since we were founded in 1905, we have been in the business of sourcing fresh produce. Much of our logistics expertise can be traced to our significant experience in handling produce and other perishable commodities. Because of its perishable nature, produce must be rapidly packaged; carefully transported within tight timetables, usually in temperature controlled equipment; and quickly distributed to replenish high-turnover inventories maintained by our customers. In many instances, we consolidate individual customer’s produce orders into truckload quantities at the point of origin and arrange for transportation of the truckloads, often to multiple destinations.
Our sourcing customer base includes grocery retailers, restaurants, foodservice distributors, and produce wholesalers.
Our sourcing services include inventory forecasting and replenishment, brand management, and category development services. We have various national and regional branded produce programs, including both proprietary brands and national licensed brands. These programs contain a wide variety of high quality, fresh bulk, and value added fruits and vegetables. These brands have expanded our market presence and relationships with many of our retail customers. We have also instituted quality assurance and monitoring programs as part of our branded and preferred grower programs.
Sourcing accounted for approximately five percent of our net revenues in 2017, 2016, and 2015.
Organization
Segment information. We have continued to expand our services and diversify our business and have also made changes to align executive oversight to the business. We have three reportable segments: NAST, Global Forwarding, and Robinson Fresh, with our remaining operating segments reported as All Other and Corporate. The All Other and Corporate segment includes Managed Services, Other Surface Transportation outside of North America, and other miscellaneous revenues and unallocated corporate expenses. See additional disclosure in Note 9 to our consolidated financial statements.
NAST provides freight transportation services across North America through a network of offices in the United States, Canada, and Mexico. The primary services provided by NAST include truckload, LTL, and intermodal.
Global Forwarding provides global logistics services through an international network of offices in North America, Europe, Asia, Australia, New Zealand, and South America; and also contracts with independent agents worldwide. The primary services provided by Global Forwarding include ocean freight services, air freight services, and customs brokerage.
Robinson Fresh provides sourcing under the trade name Robinson Fresh. Our sourcing services primarily include the buying, selling, and marketing of fresh fruits, vegetables, and other perishable items. Robinson Fresh sources products from around the world. This segment often provides the logistics and transportation of the products they sell, in addition to temperature controlled transportation services for its customers.

All Other and Corporate primarily consists of Managed Services and Other Surface Transportation outside of North America. Managed Services is primarily comprised of our division, TMC, which offers Managed TMS®. Managed TMS combines a global transportation management system (“TMS”), logistics process expertise, and consulting services. Customers can access Navisphere technology, logistics experts, and supply chain engineers to manage their day-to-day operations and optimize supply chain performance.
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
Compensation programs are performance-based, and cash incentives are directly tied to productivity and performance. Most network management compensation is dependent on the profitability of their particular office. They are paid a performance-based bonus, which is a portion of the office’s earnings for that calendar year. The percentage they can potentially earn is predetermined in an annual bonus contract and is based on their productivity and contributions to the overall success of the office.
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

Executive Officers

The Board of Directors designates the executive officers annually. Below are the names, ages, and positions of the executive officers as of February 8, 2018:

Name	Age	Position
John P. Wiehoff	56	Chief Executive Officer, President, and Chairman of the Board
Robert C. Biesterfeld	42	President of North American Surface Transportation
Ben G. Campbell	52	Chief Legal Officer and Secretary
Andrew C. Clarke	47	Chief Financial Officer
Jeroen Eijsink	45	President of C.H. Robinson Europe
Angela K. Freeman	50	Chief Human Resources Officer
Jordan T. Kass	45	President of Managed Services
James P. Lemke	50	President of Robinson Fresh
Chad M. Lindbloom	53	Chief Information Officer
Christopher J. O’Brien	50	Chief Commercial Officer
Michael J. Short	47	President of Global Freight Forwarding
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
James P. Lemke was named President of Robinson Fresh in January 2015. Prior to that, he served as Senior Vice President from December 2007 to December 2014, having previously served as Vice President, Sourcing, since 2003. Prior to that time, he served as the Vice President and Manager of C.H. Robinson’s Corporate Procurement and Distribution Services office. Jim joined the company in 1989. Jim holds a Bachelor of Arts degree in International Relations from the University of Minnesota. Jim is also the chairman of the Foundation Board of the United Fresh Produce Association. He also serves as a director for Second Harvest Heartland.
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
Christopher J. O’Brien was named Chief Commercial Officer in January 2015. Prior to that, he served as a Senior Vice President from May 2012 to December 2014. He has served as a Vice President since May 2003. Additional positions with C.H. Robinson include President of the company’s European division and manager of the Raleigh, North Carolina, office. Christopher joined the company in 1993. He holds a Bachelor of Arts degree from Alma College in Michigan.
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
Employees
As of December 31, 2017, we had a total of 15,074 employees, approximately 13,700 of whom were located in our network offices. Our remaining employees centrally serve our network of offices in areas such as finance, information technology, legal, marketing, and human resources.
Customer Relationships
We work to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing them with a full range of logistics services. During 2017, we served over 120,000 customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries.
During 2017, our largest customer accounted for approximately two percent of total revenues. In recent years, we have grown by adding new customers and by increasing our volumes with, and providing more services to, our existing customers.
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
In 2017, we worked with approximately 73,000 transportation providers worldwide, of which the vast majority are contracted motor carriers. To strengthen and maintain our relationships with motor carriers, our employees regularly communicate with carriers and try to assist them by increasing their equipment utilization, reducing their empty miles, and repositioning their equipment. To make it easier for contract carriers to work with us, we have a policy of payment upon receipt of proof of delivery. For those contract carriers who would like a faster payment, we also offer payment within 48 hours of receipt of proof of delivery in exchange for a discount, along with offering in-trip cash advances.
Contracted motor carriers provide access to dry vans, temperature controlled vans, flatbeds, and bulk capacity. These contract carriers are of all sizes, including owner-operators of a single truck, small and midsize fleets, private fleets, and the largest national trucking companies. Consequently, we are not dependent on any one contract carrier. Our largest truck transportation provider was less than two percent of our total cost of transportation in 2017. Motor carriers that had fewer than 100 tractors transported approximately 82 percent of our truckload shipments in 2017. Every United States and Canadian motor carrier with which we do business is required to execute a contract that establishes that the carrier is acting as an independent contractor. At the time the contract is executed, and thereafter, through subscriptions with a third party service, we confirm that each United States motor carrier is properly licensed and insured, has the necessary federally-issued authority to provide transportation services, and has the ability to provide the necessary level of service on a dependable basis. Our motor carrier contracts require that the motor carrier issue invoices only to and accept payment solely from us for the shipments that they transport under their contract with us, and allow us to withhold payment to satisfy previous claims or shortages. Our standard contracts do not include volume commitments, and the initial contract rate is modified each time we confirm an individual shipment with a carrier.
We also have intermodal marketing agreements with container owners and all Class 1 railroads in North America, giving us access to additional trailers and containers. Our contracts with railroads specify the transportation services and payment terms by which our intermodal shipments are transported by rail. Intermodal transportation rates are typically negotiated between us and the railroad on a customer-specific basis. We own approximately 1,500 53-foot containers and lease approximately 1,700 containers. We believe that these containers have helped us better serve our customers, and we will continue to analyze the strategy of controlling containers.
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
We operate both as a consolidator and as a transactional IAC in the United States and internationally. We select air carriers and provide for local pickup and delivery of shipments. We execute our air freight services through our relationships with air carriers, through charter services, block space agreements, capacity space agreements, and transactional spot market negotiations. Through charter services, we contract part or all of an airplane to meet customer requirements. Our block space agreements and capacity space agreements are contracts for a defined time period. The contracts include fixed allocations for predetermined flights at agreed upon rates that are reviewed periodically throughout the year. The transactional negotiations afford us the ability to capture excess capacity at prevailing market rates for a specific shipment.
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
We often compete with respect to price, scope of services, or a combination thereof, but believe that our most significant competitive advantages are:

•	People: Smart, dedicated, empowered people act as an extension of our customers’ teams to innovate and execute their supply chain strategies;

•	Process: Proven processes and solutions combine strategy with practical experience for customized action plans that succeed in the real world;

•	Technology: Navisphere, our proprietary technology, provides flexibility, global visibility, customized solutions, easy integration, broad connectivity, and advanced security;

•	Network: Our customers gain local presence, regional expertise, and multiple global logistics options from one of the world’s largest providers of logistics services;

•	Relationships: A large number of unique, strong relationships provide global connections and valuable market knowledge;

•	Portfolio of Services: A wide selection of services and products help provide our customers with consistent capacity and service levels;

•	Scale: Our customers leverage our industry-leading capacity, broad procurement options, and substantial shipment volumes for better efficiency, service, and marketplace advantages; and

•	Stability: Our financial strength, discipline, and consistent track record of success for strategic support of our customers’ supply chains.
Seasonality
Historically, our operating results have been subject to seasonal trends with operating income and earnings lower in the first quarter than in the other three quarters. We believe this historical pattern has been the result of, or influenced by, numerous factors, including national holidays, weather patterns, consumer demand, economic conditions, and other similar and subtle forces. Although seasonal changes in the transportation industry have not had a significant impact on our cash flow or results of operations, we expect this trend to continue and we cannot guarantee that it will not adversely impact us in the future. Our results did not follow this pattern in 2017 due primarily to changing transportation costs and customer pricing during the second half of the year.
Proprietary Information Technology and Intellectual Property
We rely on a combination of trademarks, copyrights, trade secrets, and nondisclosure and non-competition agreements to establish and protect our intellectual property and proprietary technology. Additionally, we have numerous registered trademarks, trade names, and logos in the United States and international locations.
Our information systems are essential to efficiently communicate, service our customers and contracted carriers, and manage our business. In 2017, we executed approximately 19 million shipments for more than 120,000 customers with more than 73,000 contract carriers.
Our systems help our employees service customer orders, select the optimal mode of transportation, build and consolidate shipments, and identify appropriate carriers, all based on customer-specific service parameters. Our systems provide our organization with the necessary business intelligence to allow for near real time scorecards and necessary decision support in all areas of our business.
Our operations primarily use Navisphere, a single global platform that allows customers to communicate worldwide with parties in their supply chain across languages, currencies, and continents. Navisphere offers sophisticated business analytics to help improve supply chain performance and meet increasing customer demands.
The Navisphere Vision web-based product allows our customers to see all of their freight across all modes and services globally in a single view. Details of shipment contents, status of shipments based on milestones, disruptions to shipments and resulting estimated time of arrival adjustment using Artificial Intelligence are provided for the user to manage their supply chain exceptions. Collaboration, intelligent notifications, and performance score carding allow customers to manage their supply chain and identify inefficiencies.
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
The Navisphere Driver mobile application provides drivers with load status automation capabilities. Drivers can elect to allow the application to complete all stop updates and in-transit calls. Drivers can also capture and upload bill of lading documentation to initiate payment processes. The high fidelity track and trace capabilities give our systems and customers frequent load status information.

Government Regulation
Our operations may be regulated and licensed by various federal, state, and local transportation agencies in the United States and similar governmental agencies in foreign countries in which we operate.
We are subject to licensing and regulation as a property freight broker and are licensed by the U.S. Department of Transportation (“DOT”) to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. We are also subject to regulation by the Federal Maritime Commission as an ocean freight forwarder and a NVOCC and we maintain separate bonds and licenses for each. We operate as a Department of Homeland Security certified IAC, providing air freight services, subject to commercial standards set forth by the International Air Transport Association and federal regulations issued by the Transportation Security Administration. We provide customs brokerage services as a customs broker under a license issued by the Bureau of U.S. Customs and Border Protection. We also have and maintain other licenses as required by law.
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
We buy and sell fresh produce under licenses issued by the U.S. Department of Agriculture as required by the Perishable Agricultural Commodities Act. Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations.
We are subject to a variety of other U.S. and foreign laws and regulations including, but not limited to, the Foreign Corrupt Practices Act and other similar anti-bribery and anti-corruption statutes.
Risk Management and Insurance
We contractually require all motor carriers we work with to carry at least $750,000 in automobile liability insurance and $25,000 in cargo insurance. We also require all motor carriers to maintain workers compensation and other insurance coverage as required by law. Most contacted carriers have insurance exceeding these minimum requirements. Railroads, which are generally self-insured, provide limited common carrier cargo loss or damage liability protection, generally up to $250,000 per shipment.
As a property freight broker, we are not legally liable for loss or damage to our customers’ cargo. In our customer contracts, we may agree to assume cargo liability up to a stated maximum. We typically do not assume cargo liability to our customers above minimum industry standards in our international freight forwarding, ocean transportation, or air freight businesses on international or domestic air shipments. With regards to international freight forwarding, ocean transportation, international domestic air freight shipments, and shipments transacted by Freightquote, we offer our customers the option to purchase shippers’ interest coverage to insure goods in transit. When we agree to store goods for our customers for longer terms, we provide limited warehouseman’s coverage to our customers and typically contract for warehousing services from companies that provide us the same degree of coverage.
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
Economic recessions could have a significant, adverse impact on our business. The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest rate fluctuations, and other economic factors beyond our control. Deterioration in the economic environment subjects our business to various risks, which may have a material and adverse impact on our operating results and cause us to not reach our long-term growth goals:

•
Decrease in volumes: A reduction in overall freight volumes in the marketplace reduces our opportunities for growth. A significant portion of our freight is transactional or “spot” market opportunities. The transactional market may be more impacted than the freight market by overall economic conditions. In addition, if a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, particularly among certain national retailers or in the food, beverage, retail, manufacturing, paper, or printing industries, our operating results could be adversely affected.

•
Credit risk and working capital: Some of our customers may face economic difficulties and may not be able to pay us, and some may go out of business. In addition, some customers may not pay us as quickly as they have in the past, causing our working capital needs to increase.

•
Transportation provider failures: A significant number of our transportation providers may go out of business and we may be unable to secure sufficient equipment or other transportation services to meet our commitments to our customers.

•
Expense management: We may not be able to appropriately adjust our expenses to changing market demands. Personnel expenses are our largest expense. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing levels to our business needs. In addition, we have other expenses that are fixed for a period of time, and we may not be able to adequately adjust them in a period of rapid change in market demand.

Higher carrier prices may result in decreased net revenue margin. Carriers can be expected to charge higher prices if market conditions warrant, or to cover higher operating expenses. Our net revenues and income from operations may decrease if we are unable to increase our pricing to our customers. Increased demand for truckload services and changes in regulations may reduce available capacity and increase carrier pricing. In some instances where we have entered into contract freight rates with customers, in the event market conditions change and those contracted rates are below market rates, we may be required to provide transportation services at a revenue loss.
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
We may be subject to negative impacts of catastrophic events. A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber-attack, heightened security measures, actual or threatened, terrorist attack, strike, civil unrest, pandemic, or other catastrophic event could cause delays in providing services or performing other critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or information systems could harm our ability to conduct normal business operations and adversely impact our operating results.
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

We face substantial industry competition. Competition in the transportation services industry is intense and broad-based. We compete against traditional and non-traditional logistics companies, including transportation providers that own equipment, third party freight brokers, technology matching services, internet freight brokers, carriers offering logistics services, and on-demand transportation service providers. We also compete against carriers’ internal sales forces. In addition, customers can bring in-house some of the services we provide to them. We often buy and sell transportation services from and to many of our competitors. Increased competition could reduce our market opportunity and create downward pressure on freight rates, and continued rate pressure may adversely affect our net revenue and income from operations. In some instances where we have entered into contract freight rates with customers, in the event market conditions change and those contracted rates are below market rates, we may be required to provide transportation services at a revenue loss.

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

Our earnings may be affected by seasonal changes in the transportation industry. Results of operations for our industry generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. Historically, operating income and earnings are lower in the first quarter than in the other three quarters. We believe this historical pattern has been the result of, or influenced by, numerous factors, including national holidays, weather patterns, consumer demand, economic conditions, and other similar and subtle forces. Although seasonal changes in the transportation industry have not had a significant impact on our cash flow or results of operations, we expect this trend to continue and we cannot guarantee that it will not adversely impact us in the future. Our results did not follow this pattern in 2017 due primarily to changing transportation costs and customer pricing in the second half of the year.

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

Buying and reselling fresh produce exposes us to possible product liability. Agricultural chemicals used on fresh produce are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Product recalls in the produce industry have been caused by concern about particular chemicals and alleged contamination, often leading to lawsuits brought by consumers of allegedly affected produce. We may face claims for a variety of damages arising from the sale of produce, which may include potentially uninsured consequential damages. While we are insured for up to $201 million for product liability claims subject to a $250,000 per incident deductible, settlement of class action claims is often costly, and we cannot guarantee that our liability coverage will be adequate and will continue to be available. If we have to recall produce, we may be required to bear the cost of repurchasing, transporting, and destroying any allegedly contaminated product, as well as consequential damages. We carry product recall insurance coverage of $50 million. This policy has a retention of $5 million per incident. Any recall or allegation of contamination could affect our reputation, particularly of our proprietary and/or licensed branded produce programs. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.

Our business depends upon compliance with numerous government regulations. Our operations may be regulated and licensed by various federal, state, and local transportation agencies in the United States and similar governmental agencies in foreign countries in which we operate.

We are subject to licensing and regulation as a property freight broker and are licensed by the DOT to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. We are also subject to regulation by the Federal Maritime Commission as an ocean freight forwarder and a NVOCC, and we maintain separate bonds and licenses for each. We operate as a Department of Homeland Security certified IAC, providing air freight services, subject to commercial standards set forth by the International Air Transport Association and federal regulations issued by the Transportation Security Administration. We provide customs brokerage services as a customs broker under a license issued by the Bureau of U.S. Customs and Border Protection. We also have and maintain other licenses as required by law.

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

We derive a significant portion of our total revenues and net revenues from our largest customers. Our top 100 customers comprise approximately 35 percent of our consolidated total revenues and 23 percent of consolidated net revenues. Our largest customer comprises approximately two percent of our consolidated total revenues. The sudden loss of many of our major clients could materially and adversely affect our operating results.

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

Our growth and profitability may not continue, which may result in a decrease in our stock price. Our long-term growth objective is to grow earnings per share by 10 percent. Long-term growth targets represent an over time perspective and do not necessarily represent an expected annual growth rate. There can be no assurance that our long-term growth objective will be achieved or that we will be able to effectively adapt our management, administrative, and operational systems to respond to any future growth. Future changes in and expansion of our business, or changes in economic or political conditions, could adversely affect our operating margins. Slower or less profitable growth or losses could adversely affect our stock price.

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

Location	Approximate Square Feet
Kansas City, MO(1)	208,000
Eden Prairie, MN	153,000
Eden Prairie, MN(1)	105,000
Eden Prairie, MN(1)	81,000
Chicago, IL(1)	80,000
Wood Dale, IL	72,000
Chicago, IL	48,000
Shanghai, China	43,000
Auburn Hills, MI	41,000
Atlanta, GA	40,000
Amsterdam, Netherlands	37,000
Oronoco, MN(1)	32,000
Miami, FL	25,200
Woodridge, IL	22,000
Minneapolis, MN	21,000
 ____________________________

(1)	These properties are owned. All other properties in the table above are leased from third parties.

We also own or lease warehouses totaling approximately 1.5 million square feet of space in nearly 40 cities around the world. The following table lists our warehouses over 50,000 square feet:

Location	Approximate Square Feet
Carson, CA	228,000
Des Plaines, IL	219,000
Rancho Dominguez, CA	130,000
San Bernardino, CA	105,000
Atlanta, GA	95,000
Bethlehem, PA	85,000
Vancouver, WA	79,000
Edinburg, TX	72,000
Miramar, FL	67,000
Bydgoszcz, Poland	52,000
Cobden, IL(1)	52,000
 ____________________________

(1)	This property is owned. All other properties in the table above are leased from third parties.

We consider our current office spaces and warehouse facilities adequate for our current level of operations. We have not had difficulty in obtaining sufficient office space and believe we can renew existing leases or relocate to new offices as leases expire. We have entered into a lease for a building to be built in Chicago, Illinois, with a substantial completion date in 2018. The lease of approximately 200,000 square feet will replace certain current space in Chicago that we own.

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
Quarterly market information can be found in Part II, Item 8. Financial Statements and Supplementary Data, Note 12.
On February 22, 2018, the closing sales price per share of our common stock as quoted on the NASDAQ Global Select Market was $90.09 per share. On February 22, 2018, there were approximately 140 holders of record and approximately 79,442 beneficial owners of our common stock.
We declared quarterly dividends during 2016 aggregating to $1.74 per share and quarterly dividends during 2017 aggregating to $1.81 per share. We have declared a quarterly dividend of $0.46 per share payable to shareholders of record as of March 2, 2018, payable on March 30, 2018. Our declaration of dividends is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon our results of operations, capital requirements and financial condition, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or continue to pay dividends on the shares of common stock in the future.
The following table provides information about company purchases of common stock during the quarter ended December 31, 2017:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2017-October 31, 2017	573,266	$77.49	567,793	2,086,508
November 1, 2017-November 30, 2017	41,124	80.30	37,307	2,049,201
December 1, 2017-December 31, 2017	58,011	87.60	57,044	1,992,157
Fourth quarter 2017	672,401	$78.53	662,144	1,992,157
________________________________
(a) The total number of shares purchased includes: (i) 662,144 shares of common stock purchased under the authorization described below; and (ii) 10,257 shares of common stock surrendered to satisfy statutory tax withholding obligations under our stock incentive plans.

(b) In August 2013, the Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. As of December 31, 2017, there were 1,992,157 shares remaining for future repurchases under this authorization. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated share repurchase programs.

The graph below compares the cumulative 5-year total return of holders of C.H. Robinson Worldwide, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Transportation index, and the S&P Midcap 400 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2012, to December 31, 2017.

	December 31,
	2012	2013	2014	2015	2016	2017
C.H. Robinson Worldwide, Inc.	$100.00	94.59	124.24	105.33	127.44	158.69
S&P 500	$100.00	132.39	150.51	152.59	170.84	208.14
S&P Midcap 400	$100.00	133.50	146.54	143.35	173.08	201.20
NASDAQ Transportation	$100.00	133.76	187.65	162.30	193.79	248.92
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA
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

STATEMENT OF OPERATIONS DATA
Year Ended December 31,	2017	2016	2015	2014	2013
Total revenues	$14,869,380	$13,144,413	$13,476,084	$13,470,067	$12,752,076
Net revenues	2,368,050	2,277,528	2,268,480	2,007,652	1,836,095
Income from operations	775,119	837,531	858,310	748,418	682,650
Net income	504,893	513,384	509,699	449,711	415,904
Net income per share
Basic	$3.59	$3.60	$3.52	$3.06	$2.65
Diluted	$3.57	$3.59	$3.51	$3.05	$2.65
Weighted average number of shares outstanding (in thousands)
Basic	140,610	142,706	144,967	147,202	156,915
Diluted	141,382	142,991	145,349	147,542	157,080
Dividends per share	$1.81	$1.74	$1.57	$1.43	$1.40

BALANCE SHEET DATA
As of December 31,
Working capital	$523,487	$162,384	$282,101	$529,599	$394,504
Total assets	4,235,834	3,687,758	3,184,358	3,214,338	2,802,818
Current portion of debt	715,000	740,000	450,000	605,000	375,000
Long-term notes payable	750,000	500,000	500,000	500,000	500,000
Stockholders’ investment	1,425,745	1,257,847	1,150,450	1,047,015	939,724

OPERATING DATA
As of December 31,
Employees	15,074	14,125	13,159	11,521	11,676

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Our company. We are a global provider of transportation services and logistics solutions, operating through a network of offices in North America, Europe, Asia, Australia, New Zealand, and South America. As a third party logistics provider, we enter into contractual relationships with a wide variety of transportation companies, and utilize those relationships to efficiently and cost effectively transport our customers’ freight. We have contractual relationships with approximately 73,000 active transportation companies in 2017, including motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate transportation for each shipment. Our model enables us to be flexible and provide solutions that optimize service for our customers.
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
In 2017, changing market conditions continued to impact our results. We had volume increases in all of our service lines, and experienced pricing and cost increases in nearly all of our service lines, which negatively impacted our margins. Truckload margin compression was a challenge to our earnings per share during much of the year. In August 2017, we acquired Milgram & Company Ltd. (“Milgram”), a provider of freight forwarding, customs brokerage, and surface transportation primarily in Canada. Milgram operates primarily in our Global Forwarding segment.
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
Our office network. Our office network is a competitive advantage. Building local customer and contract carrier relationships has been an important part of our success, and our worldwide network of offices supports our core strategy of serving customers locally, nationally, and globally. Our network of offices helps us penetrate local markets, provides face-to-face service when needed, and enables us to recruit contract carriers. Our network also gives us knowledge of local market conditions, which is important in the transportation industry because it is market driven and very dynamic.
Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Our headcount increased by 949 employees during 2017, which includes approximately 325 employees added as a result of the Milgram acquisition. Compensation programs are performance-based and cash incentives are directly tied to productivity and performance. Most network management compensation is dependent on the profitability of their particular office. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity. All of our managers and certain other employees who have significant responsibilities are eligible to receive equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders.
Our customers. In 2017, we worked with more than 120,000 customers. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very diverse and unconcentrated. In 2017, our top 100 customers represented approximately 35 percent of our total revenues and approximately 23 percent of our net revenues. Our largest customer was approximately two percent of our total revenues.
Our contracted carriers. Our contracted carrier base includes motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. In 2017, we worked with approximately 73,000 transportation providers worldwide, up from approximately 71,000 in 2016. Motor carriers with fewer than 100 tractors transported approximately 82 percent of our truckload shipments in 2017. In our transportation business, no single contracted carrier represents more than approximately two percent of our contracted carrier capacity.

CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our total revenues by service line (dollars in thousands):

For the years ended December 31,	2017	2016	Change	2015	Change
Transportation	$13,502,906	$11,704,745	15.4%	$11,989,780	(2.4)%
Sourcing	1,366,474	1,439,668	(5.1)%	1,486,304	(3.1)%
Total	$14,869,380	$13,144,413	13.1%	$13,476,084	(2.5)%

The following table illustrates our net revenue margins by service line:

For the years ended December 31,	2017	2016	2015
Transportation	16.6%	18.4%	17.9%
Sourcing	9.0%	8.5%	8.1%
Total	15.9%	17.3%	16.8%

The following table summarizes our net revenues by service line (dollars in thousands):

For the years ended December 31,	2017	2016	Change	2015	Change
Net revenues:
Transportation
Truckload	$1,229,999	$1,257,191	(2.2)%	$1,316,533	(4.5)%
LTL (1)	407,012	381,817	6.6%	360,706	5.9%
Intermodal	29,145	33,482	(13.0)%	41,054	(18.4)%
Ocean	290,630	244,276	19.0%	223,643	9.2%
Air	100,761	82,167	22.6%	79,096	3.9%
Customs	70,952	50,509	40.5%	43,929	15.0%
Other Logistics Services	117,117	105,369	11.1%	82,548	27.6%
Total Transportation	2,245,616	2,154,811	4.2%	2,147,509	0.3%
Sourcing	122,434	122,717	(0.2)%	120,971	1.4%
Total	$2,368,050	$2,277,528	4.0%	$2,268,480	0.4%
__________________________
(1) Less than truckload (“LTL”).

The following table represents certain statements of operations data, shown as percentages of our net revenues:

For the years ended December 31,	2017	2016	2015
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	49.8%	46.8%	46.3%
Other selling, general, and administrative expenses	17.5%	16.4%	15.8%
Total operating expenses	67.3%	63.2%	62.2%
Income from operations	32.7%	36.8%	37.8%
Interest and other expense	(2.0)%	(1.1)%	(1.6)%
Income before provision for income taxes	30.8%	35.7%	36.3%
Provision for income taxes	9.4%	13.1%	13.8%
Net income	21.3%	22.5%	22.5%

The following table summarizes our results by reportable segment (dollars in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Twelve months ended December 31, 2017
Revenues	$9,728,810	$2,140,987	$2,415,740	$583,843	$—	$14,869,380
Intersegment revenues	462,390	30,198	167,292	18,174	(678,054)	—
Total Revenues	10,191,200	2,171,185	2,583,032	602,017	(678,054)	14,869,380
Net Revenues	1,525,064	485,280	226,059	131,647	—	2,368,050
Operating Income	628,110	91,842	53,374	1,793	—	775,119

Twelve months ended December 31, 2016
Revenues	$8,737,716	$1,574,686	$2,344,131	$487,880	$—	$13,144,413
Intersegment revenues	298,438	30,311	119,403	2,211	(450,363)	—
Total Revenues	9,036,154	1,604,997	2,463,534	490,091	(450,363)	13,144,413
Net Revenues	1,524,355	397,537	234,794	120,842	—	2,277,528
Operating Income	674,436	80,931	75,757	6,407	—	837,531

Twelve months ended December 31, 2015
Revenues	$8,968,349	$1,639,944	$2,395,440	$472,351	$—	$13,476,084
Intersegment revenues	271,557	19,102	89,033	2,107	(381,799)	—
Total Revenues	9,239,906	1,659,046	2,484,473	474,458	(381,799)	13,476,084
Net Revenues	1,564,917	365,467	235,334	102,762	—	2,268,480
Operating Income/(Loss)	718,329	76,081	81,332	(17,432)	—	858,310

2017 COMPARED TO 2016
Total revenues and direct costs. Total transportation revenues increased 15.4 percent to $13.5 billion in 2017 from $11.7 billion in 2016. This increase in transportation revenues was driven by volume increases in all of our transportation services and increased customer pricing in most services. Total purchased transportation and related services increased 17.9 percent in 2017 to $11.3 billion from $9.5 billion in 2016. This increase was due to increased transportation costs and higher volumes in nearly all of our transportation services. Total sourcing revenues decreased 5.1 percent to $1.37 billion in 2017 from $1.44 billion in 2016. Purchased products sourced for resale decreased 5.5 percent in 2017 to $1.2 billion from $1.3 billion in 2016. These decreases were primarily due to lower market pricing and change in service mix.
Net revenues. Total transportation net revenues increased 4.2 percent in 2017 to $2.25 billion from $2.15 billion in 2016. Our transportation net revenue margin decreased to 16.6 percent in 2017 from 18.4 percent in 2016. This decrease in net revenue margin was driven by increases in transportation costs, including fuel. Total sourcing net revenues decreased 0.2 percent to $122.4 million in 2017 from $122.7 million in 2016. This decrease was primarily due to a decrease in net revenue per case, partially offset by a case volume increase across a variety of commodities and services. Sourcing net revenue margin increased to 9.0 percent in 2017 from 8.5 percent in 2016.
Operating expenses. Operating expenses consist of personnel and selling, general, and administrative expenses. Operating expenses increased 10.6 percent to $1.6 billion in 2017 from $1.4 billion in 2016. This was due to an increase of 10.8 percent in personnel expenses and an increase of 10.2 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses increased to 67.3 percent in 2017 from 63.2 percent in 2016.
Our personnel expenses are driven primarily by headcount and earnings growth. In 2017, personnel expenses increased 10.8 percent to $1.2 billion from $1.1 billion in 2016. Personnel expenses as a percentage of net revenue increased in 2017 to 49.8 percent from 46.8 percent in 2016. The increase in personnel expense was due primarily to growth in our average headcount of 7.4 percent in 2017 compared to 2016 and increases in expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability.

Other selling, general, and administrative expenses increased 10.2 percent to $413.4 million in 2017 from $375.1 million in 2016. This increase in selling, general, and administrative expenses was primarily due to increases in acquisition amortization, warehousing and occupancy expenses, and the provision for bad debt, partially offset by a decrease in travel expenses and claims.
Income from operations. Income from operations decreased 7.5 percent to $775.1 million in 2017 from $837.5 million in 2016. Income from operations as a percentage of net revenues decreased to 32.7 percent in 2017 from 36.8 percent in 2016. This decrease was due to our operating expenses growing more than our net revenues and a decline in transportation net revenue margin.
Interest and other expense. Interest and other expense was $46.7 million in 2017 compared to $25.6 million in 2016. The increase was primarily due to a higher average debt balance and higher interest rates in 2017 compared to 2016.
Provision for income taxes. Our effective income tax rate was 30.7 percent for 2017 and 36.8 percent for 2016. During the fourth quarter of 2017, the provision for income taxes decreased by $19.7 million due to the benefit of deductions under Section 199 of the Internal Revenue Code and $12.1 million due to the impact of the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law on December 22, 2017. The $12.1 million benefit resulting from the Tax Act was primarily the result of the revaluation of deferred tax assets and liabilities due to the decrease in the corporate Federal income tax rate from 35 percent to 21 percent and was partially offset by the impact of certain transition taxes and other impacts of the Tax Act.

During the first quarter of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718). The adoption of ASU 2016-09 prospectively impacts the recording of income taxes related to share-based payment awards in our consolidated financial position and results of operations, as well as the operating and financing cash flows on the consolidated statements of cash flows. This adoption resulted in a net tax benefit of $13.7 million during the year.
During the first quarter of 2016, we asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international businesses. During 2017, our indefinite reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries, provided an approximate $3.7 million benefit to our provision for income taxes. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $12.1 million as of December 31, 2017.
Net income. Net income decreased 1.7 percent to $504.9 million in 2017 from $513.4 million in 2016. Basic net income per share decreased 0.3 percent to $3.59 in 2017 from $3.60 in 2016. Diluted net income per share decreased 0.6 percent to $3.57 in 2017 from $3.59 in 2016.

SEGMENT RESULTS OF OPERATIONS-2017 COMPARED TO 2016
North American Surface Transportation. NAST revenues increased 11.3 percent to $9.7 billion in 2017 compared to $8.7 billion in 2016. This was primarily due to increased volumes and increased pricing to our customers. NAST cost of purchased transportation and related services increased 13.7 percent to $8.2 billion in 2017 from $7.2 billion in 2016. This increase was primarily due to increased volumes and higher transportation costs. Total NAST net revenues were flat at $1.5 billion in 2017. This was driven by a decline in truckload and intermodal net revenues, partially offset by an increase in LTL net revenues. NAST net revenue margin decreased primarily due to transportation costs growing faster than customer pricing in 2017 compared to 2016.
NAST truckload net revenues decreased 1.8 percent in 2017 to $1.09 billion from $1.11 billion in 2016. NAST truckload volumes increased approximately 4.5 percent in 2017 compared to 2016. NAST truckload net revenue margin decreased in 2017 compared to 2016, due primarily to increased transportation costs.
NAST truckload net revenues accounted for approximately 93 percent of our total North America truckload net revenues in 2017 and approximately 92 percent in 2016. The majority of the remaining North American truckload net revenues is included in Robinson Fresh. Excluding the estimated impacts of the change in fuel prices, our average North America truckload rate per mile charged to our customers increased approximately 4.5 percent in 2017 compared to 2016. Excluding the estimated impacts of the change in fuel prices, our average North America truckload transportation cost per mile increased approximately 6.5 percent in 2017 compared to 2016.
NAST LTL net revenues increased 6.2 percent in 2017 to $388.8 million from $366.1 million in 2016. NAST LTL volumes increased approximately eight percent in 2017 compared to 2016 and net revenue margin decreased. NAST LTL net revenue margin decreased due to increased transportation costs.

NAST intermodal net revenues decreased 14.6 percent to $26.7 million in 2017 from $31.3 million in 2016. This was primarily due to declines in net revenue margin, partially offset by increased volumes with our lower-margin contractual customers, partially offset by a decrease in transactional business.
NAST operating expenses increased 5.5 percent in 2017 to $897.0 million from $849.9 million in 2016. This was due to an increase in personnel expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability, and an increase in selling, general, and administrative expenses. The operating expenses of NAST and all other segments include allocated corporate expenses.
NAST operating income decreased 6.9 percent to $628.1 million in 2017 from $674.4 million in 2016. This was primarily due to increases in operating expenses, while net revenues remained flat.
Global Forwarding. Global Forwarding revenues increased 36.0 percent to $2.1 billion in 2017 from $1.6 billion in 2016. This increase was primarily related to increased volumes in all services and increased customer pricing. Global Forwarding costs of transportation and related services increased 40.7 percent to $1.7 billion in 2017 from $1.2 billion in 2016. Global Forwarding net revenues increased 22.1 percent to $485.3 million in 2017 from $397.5 million in 2016. Global Forwarding net revenue margin decreased due to transportation costs increasing at a faster rate than customer pricing. The acquisitions of APC and Milgram accounted for approximately eight percentage points of the net revenue growth in Global Forwarding.
Ocean transportation net revenues increased 19.1 percent to $290.8 million in 2017 from $244.2 million in 2016. This was primarily due to increases in volumes, including those from acquisitions. Air net revenues increased 24.1 percent to $94.5 million in 2017 from $76.1 million in 2016. This was primarily due to increases in volumes partially offset by cost increases. Customs net revenues increased 40.5 percent to $70.9 million in 2017 from $50.5 million in 2016. The increase was primarily due to increased transaction volumes, including those from acquisitions.
Global Forwarding operating expenses increased 24.3 percent in 2017 to $393.4 million from $316.6 million in 2016. This increase was due to increases in both personnel and selling, general, and administrative expenses. The personnel expense increase was driven by an average headcount increase of 17.3 percent, primarily due to the additions of APC and Milgram. The selling, general, and administrative expense increase was also primarily driven by the additions of APC and Milgram.
Global Forwarding operating income increased 13.5 percent in 2017 to $91.8 million from $80.9 million in 2016. This was primarily due to an increase in net revenues driven by increased volumes and customer pricing, partially offset by increased operating expenses.
Robinson Fresh. Robinson Fresh revenues increased 3.1 percent to $2.4 billion in 2017 from $2.3 billion in 2016. Robinson Fresh costs of transportation and related services and purchased products sourced for resale increased 3.8 percent to $2.2 billion in 2017 from $2.1 billion in 2016. Robinson Fresh net revenues decreased 3.7 percent to $226.1 million in 2017 from $234.8 million in 2016. This decrease was primarily due to declines in transportation net revenues.
Robinson Fresh sourcing net revenues decreased 0.2 percent to $122.4 million in 2017 from $122.7 million in 2016. This decrease was primarily due to a decrease in net revenue per case, partially offset by a one percent case volume increase. Robinson Fresh net revenues from transportation services decreased 7.5 percent to $103.6 million in 2017 from $112.1 million in 2016. This decrease was driven by a decline in truckload net revenues, partially offset by an increase in other transportation net revenues. Robinson Fresh transportation net revenue margin decreased in 2017 compared to 2016, due primarily to increased costs of transportation.
Robinson Fresh operating expenses increased 8.6 percent to $172.7 million in 2017 from $159.0 million in 2016. This was due to increases in both selling, general and administrative and personnel expenses. The increase in selling, general, and administrative expenses was due to higher warehousing and claims expenses in 2017 compared to 2016. In 2017, personnel expenses increased primarily due to an increase in salaries and an increase in average headcount of 1.6 percent in 2017 compared to 2016.
Robinson Fresh operating income decreased 29.5 percent to $53.4 million in 2017 from $75.8 million in 2016. This was primarily due to an increase in operating expenses and a decrease in net revenues.
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

Managed Services net revenues increased 11.5 percent to $72.2 million in 2017 from $64.7 million in 2016. This increase was primarily due to volume growth with new and existing customers. Other Surface Transportation net revenues increased 5.9 percent to $59.5 million in 2017 from $56.1 million in 2016. This increase is primarily the result of volume growth, partially offset by margin compression in the surface transportation business in Europe.

2016 COMPARED TO 2015
Total revenues and direct costs. Total transportation revenues decreased 2.4 percent to $11.7 billion in 2016 from $12.0 billion in 2015. This decrease in transportation revenues was driven by lower customer pricing in truckload, partially offset by volume increases in nearly all of our transportation services. Total purchased transportation and related services decreased 3.0 percent in 2016 to $9.5 billion from $9.8 billion in 2015. This decrease was due to decreased transportation costs, partially offset by higher volumes in nearly all of our transportation services. Total sourcing revenues decreased 3.1 percent to $1.4 billion in 2016 from $1.5 billion in 2015. Purchased products sourced for resale decreased 3.5 percent in 2016 to $1.3 billion from $1.4 billion in 2015. These decreases were primarily due to lower market pricing and change in service mix.
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
Provision for income taxes. Our effective income tax rate was 36.8 percent for 2016 and 38.1 percent for 2015. During the first quarter of 2016, we asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international businesses. During 2016, the assertion decreased deferred income taxes related to undistributed foreign earnings and reduced the effective tax rate compared to 2015. In 2016, our indefinite reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided an approximate $5.1 million benefit to our provision for income taxes. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $16.6 million as of December 31, 2016. Additionally, the effective income tax rate for both periods is greater than the statutory federal income tax rate, primarily due to state income taxes, net of federal benefit.
Net income. Net income increased 0.7 percent to $513.4 million in 2016 from $509.7 million in 2015. Basic net income per share increased 2.3 percent to $3.60 in 2016 from $3.52 in 2015. Diluted net income per share increased 2.3 percent to $3.59 in 2016 from $3.51 in 2015.

SEGMENT RESULTS OF OPERATIONS-2016 COMPARED TO 2015
North American Surface Transportation. NAST total revenues decreased 2.6 percent to $8.7 billion in 2016 compared to $9.0 billion in 2015. This was primarily due to decreased pricing to our customers, partially offset by increased volumes. NAST cost of purchased transportation and related services decreased 2.6 percent to $7.2 billion in 2016 from $7.4 billion in 2015. This decrease was primarily due to lower transportation costs. Total NAST net revenues decreased 2.6 percent to $1.5 billion in 2016 from $1.6 billion in 2015. The decrease was driven by a decline in truckload and intermodal net revenues, partially offset by an increase in LTL net revenues.
NAST truckload net revenues decreased 4.7 percent in 2016 to $1.1 billion from $1.2 billion in 2015. NAST truckload volumes increased approximately 5.5 percent in 2016 compared to 2015. NAST truckload net revenue margin decreased in 2016 compared to 2015, due primarily to lower customer pricing.
NAST truckload net revenues accounted for approximately 92 percent of our total North America truckload net revenues in 2016 and 2015. The majority of the remaining North American truckload net revenues is included in Robinson Fresh. Excluding the estimated impacts of the change in fuel prices, our average North America truckload rate per mile charged to our customers decreased approximately 5.0 percent in 2016 compared to 2015. Excluding the estimated impacts of the change in fuel prices, our average North America truckload transportation cost per mile decreased approximately 4.5 percent in 2016 compared to 2015.
NAST LTL net revenues increased 5.1 percent in 2016 to $366.1 million from $348.3 million in 2015. NAST LTL volumes increased approximately 7.5 percent in 2016 compared to 2015, and net revenue margin increased slightly.
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
Global Forwarding. Global Forwarding total revenues decreased 4.0 percent to $1.57 billion in 2016 from $1.64 billion in 2015. This decrease was primarily related to lower customer pricing across ocean and air services, partially offset by increased volumes in all services. Global Forwarding costs of transportation and related services decreased 7.6 percent to $1.2 billion in 2016 from $1.3 billion in 2015. Global Forwarding net revenues increased 8.8 percent to $397.5 million in 2016 from $365.5 million in 2015. Global Forwarding net revenue margin increased due to transportation costs declining at a faster rate than customer pricing.
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
Robinson Fresh. Robinson Fresh total revenues decreased 2.1 percent to $2.3 billion in 2016 from $2.4 billion in 2015. Robinson Fresh costs of transportation and related services and purchased products sourced for resale decreased 2.4 percent in to $2.1 billion in 2016 from $2.2 billion in 2015. Robinson Fresh net revenues decreased 0.2 percent to $234.8 million in 2016 from $235.3 million in 2015. This decrease was due to declines in transportation net revenues, partially offset by an increase in sourcing net revenue.
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

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our growth while paying cash dividends and repurchasing stock. In December 2014, we amended our revolving credit facility to increase the amount available from $500 million to $900 million, to extend the expiration date from October 2017 to December 2019, and to revise a covenant ratio. In 2013, we entered into a Note Purchase Agreement to fund the accelerated share repurchase agreements to repurchase $500 million worth of our common stock. The Note Purchase Agreement was amended in February 2015 to conform its financial covenants to be consistent with the amended revolving credit facility. In April 2017, we entered into a $250 million U.S. Trade Accounts Receivable Securitization facility to reduce the amount outstanding on our revolving credit facility. We also expect to use the revolving credit facility, and potentially other indebtedness incurred in the future, to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases. Cash and cash equivalents totaled $333.9 million and $247.7 million as of December 31, 2017 and 2016. Cash and cash equivalents held outside the United States totaled $275.3 million and $172.2 million as of December 31, 2017 and 2016. Working capital at December 31, 2017, was $523.5 million. Working capital at December 31, 2016, was $162.4 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $384.0 million, $529.4 million, and $718.3 million of cash flow from operations in 2017, 2016, and 2015. The decrease of $145.4 million and in cash flow from operations in 2017 from 2016 is primarily the result of increased working capital driven by the impact of increased volumes and a deterioration of our accounts receivable aging. The decrease of $188.9 million in cash flow from operations in 2016 from 2015 is primarily the result of increases in accounts receivable, partially offset by an increase in accounts payable. The increases in accounts receivable and accounts payable are primarily the result of increased volumes. Additionally, accruals for variable compensation were lower in 2016 compared to 2015.
Cash used for investing activities. We used $107.5 million, $313.0 million, and $54.4 million of cash for investing activities in 2017, 2016, and 2015. Our investing activities consist primarily of capital expenditures and cash paid for acquisitions. In 2017, we paid $47.3 million for the acquisition of Milgram. In 2016, we paid $220.2 million for the acquisition of APC.
We used $57.9 million, $91.4 million, and $44.6 million of cash for capital expenditures in 2017, 2016, and 2015. We spent $29.0 million, $25.0 million, and $26.0 million in 2017, 2016, and 2015 primarily for annual investments in information technology equipment to support our operating systems, including the purchase and development of software. These information technology investments are intended to improve efficiencies and help grow the business. Additionally, in 2016, we completed construction of a second data recovery center. The cost of this data recovery center was $20.0 million, $19.3 million of which was spent in 2016.
We anticipate capital expenditures in 2018 to be approximately $60 to $70 million.

Cash used for financing activities. We used $202.1 million, $127.3 million, and $607.7 million of cash flow for financing activities in 2017, 2016, and 2015.
We had net short-term repayments of $25.0 million in 2017 and net short-term borrowings of $290.0 million in 2016. The outstanding balance on the revolving credit facility was $715.0 million as of December 31, 2017.
During 2017, we had long-term borrowings of $250.0 million on the Receivables Securitization Facility. The outstanding balance on the Receivables Securitization Facility was $250.0 million as of December 31, 2017. We were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, and Receivables Securitization Facility as of December 31, 2017.
We used $258.2 million, $245.4 million, and $235.6 million to pay cash dividends in 2017, 2016, and 2015. The increases were primarily the result of higher dividend rates, partially offset by fewer outstanding shares.
We used $21.6 million, $36.7 million, and $11.4 million for stock tendered for payment of withholding taxes in 2017, 2016, and 2015.
We also used $185.5 million, $172.9 million, and $229.9 million on share repurchases in 2017, 2016, and 2015, as part of our Board approved repurchase program. In August 2013, the Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. As of December 31, 2017, there were 1,992,157 shares remaining for future repurchases. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential uses of our cash, and market conditions.
Assuming no change in our current business plan, management believes that our available cash, together with expected future cash generated from operations, the amount available under our credit facility, and credit available in the market, will be sufficient to satisfy our anticipated needs for working capital, capital expenditures, and cash dividends for at least the next 12 months. We also believe we could obtain funds under lines of credit or other forms of indebtedness on short notice, if needed.

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

Valuations for accounts receivable. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance of $42.4 million as of December 31, 2017, increased compared to the allowance of $39.5 million as of December 31, 2016. This increase was primarily due to growth in the balance and deterioration of the aging of our accounts receivable portfolio. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.

Goodwill. Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed.

Goodwill is tested for impairment annually on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step 1 Analysis”). Based on our Step Zero Analysis, we determined that the more likely than not criteria had not been met, and therefore a Step 1 Analysis was not required.

When we perform a Step 1 Analysis, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. We have early adopted Accounting Standards Update 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the need for further testing after the Step 1 Analysis.

In the Step 1 Analysis, the fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. Actual results may differ from those used in our valuations when a Step 1 analysis is performed.

Stock-based compensation. We issue stock awards, including stock options, performance shares, and restricted stock units, to key employees and outside directors. In general, the awards vest over five years, either based on the company’s earnings growth or the passage of time. The fair value of each share-based payment award is established on the date of grant. For grants of restricted shares and restricted units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 15 percent to 21 percent and are calculated using the Black-Scholes option pricing model. Changes in the measured stock price volatility and interest rates are the primary reason for changes in the discount. For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of the awards. The determination of the fair value is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL CONTINGENCIES

The following table aggregates all contractual commitments and commercial obligations, due by period, that affect our financial condition and liquidity position as of December 31, 2017 (dollars in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Borrowings under credit agreements	$715,000	$250,000	$—	$—	$—	$—	$965,000
Long-term notes payable(1)	21,388	21,388	21,388	21,388	21,388	633,838	740,778
Operating leases(2)	51,273	46,172	39,825	29,851	22,807	92,797	282,725
Purchase obligations(3)	81,133	21,058	12,433	9,869	98	392	124,983
Total	$868,794	$338,618	$73,646	$61,108	$44,293	$727,027	$2,113,486
_______________________

(1)	Amounts payable relate to the semi-annual interest due on the long-term notes and the principal amount at maturity.

(2)	We have certain facilities and equipment under operating leases.

(3)
Purchase obligations include agreements for services that are enforceable and legally binding and that specify all significant terms. As of December 31, 2017, such obligations include ocean and air freight capacity, telecommunications services, and maintenance contracts.

We have no capital lease obligations. Long-term liabilities consist of noncurrent income taxes payable, long-term notes payable, and the obligation under our non-qualified deferred compensation plan. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2017, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $38.6 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 5 to the consolidated financial statements for a discussion on income taxes. The obligation under our non-qualified deferred compensation plan has also been excluded from the above table as the timing of cash payment is uncertain. As of December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had $333.9 million of cash and cash equivalents on December 31, 2017. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $900 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or “prime” plus the applicable add-on percentage as defined. At December 31, 2017, there was $715 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $175 million of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023, (ii) $150 million of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (iii) $175 million of the company’s 4.60 percent Senior Notes, Series C, due August 27, 2033. At December 31, 2017, there was $500 million outstanding on the notes.
We are a party to a receivables securitization facility with various lenders that provides funding of up to $250 million. Interest accrues on the facility at variable rates based on the asset-backed commercial paper rate or the 30-day LIBOR plus the applicable add-on percentage as defined therein. At December 31, 2017, there was $250 million outstanding on the securitization facility.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and the Board of Directors of
C.H. Robinson Worldwide, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Minneapolis, Minnesota
February 28, 2018
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
C.H. Robinson Worldwide, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of C.H. Robinson Worldwide, Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Minneapolis, Minnesota
February 28, 2018

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$333,890	$247,666
Receivables, net of allowance for doubtful accounts of $42,409 and $39,543	2,113,930	1,711,191
Prepaid expenses and other	63,116	49,245
Total current assets	2,510,936	2,008,102

Property and equipment	497,909	450,045
Accumulated depreciation and amortization	(267,583)	(217,092)
Net property and equipment	230,326	232,953
Goodwill	1,275,816	1,232,796
Other intangible assets, net of accumulated amortization of $122,283 and $87,486	151,585	167,525
Deferred tax assets	6,870	2,250
Other assets	60,301	44,132
Total assets	$4,235,834	$3,687,758

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,000,305	$839,736
Outstanding checks	96,359	82,052
Accrued expenses–
Compensation	105,316	98,107
Income taxes	12,240	15,472
Other accrued liabilities	58,229	70,351
Current portion of debt	715,000	740,000
Total current liabilities	1,987,449	1,845,718

Long-term debt	750,000	500,000
Noncurrent income taxes payable	26,684	18,849
Deferred tax liabilities	45,355	65,122
Other long-term liabilities	601	222
Total liabilities	2,810,089	2,429,911

Commitments and contingencies
Stockholders’ investment:
Preferred stock, $.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.10 par value, 480,000 shares authorized; 179,103 and 179,006 shares issued, 139,542 and 141,258 outstanding	13,954	14,126
Additional paid-in capital	444,280	419,280
Retained earnings	3,437,093	3,190,578
Accumulated other comprehensive loss	(18,460)	(61,442)
Treasury stock at cost (39,561 and 37,748 shares)	(2,451,122)	(2,304,695)
Total stockholders’ investment	1,425,745	1,257,847
Total liabilities and stockholders’ investment	$4,235,834	$3,687,758

See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (In thousands, except per share data)

	For the years ended December 31,
	2017	2016	2015
Revenues:
Transportation	$13,502,906	$11,704,745	$11,989,780
Sourcing	1,366,474	1,439,668	1,486,304
Total revenues	14,869,380	13,144,413	13,476,084
Costs and expenses:
Purchased transportation and related services	11,257,290	9,549,934	9,842,271
Purchased products sourced for resale	1,244,040	1,316,951	1,365,333
Personnel expenses	1,179,527	1,064,936	1,051,410
Other selling, general, and administrative expenses	413,404	375,061	358,760
Total costs and expenses	14,094,261	12,306,882	12,617,774
Income from operations	775,119	837,531	858,310
Interest and other expense	(46,656)	(25,581)	(35,529)
Income before provision for income taxes	728,463	811,950	822,781
Provision for income taxes	223,570	298,566	313,082
Net income	504,893	513,384	509,699
Other comprehensive income/(loss)	42,982	(23,496)	(9,336)
Comprehensive income	$547,875	$489,888	$500,363

Basic net income per share	$3.59	$3.60	$3.52
Diluted net income per share	$3.57	$3.59	$3.51

Basic weighted average shares outstanding	140,610	142,706	144,967
Dilutive effect of outstanding stock awards	772	285	382
Diluted weighted average shares outstanding	141,382	142,991	145,349
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(In thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2014	146,458	$14,646	$321,968	$2,648,539	$(28,610)	$(1,909,528)	$1,047,015
Net income				509,699			509,699
Foreign currency translation adjustment					(9,336)		(9,336)
Dividends declared, $1.57 per share				(235,618)			(235,618)
Stock issued for employee benefit plans	254	25	(9,095)			13,258	4,188
Issuance of restricted stock	164	16	(16)				—
Stock-based compensation expense			58,039			28	58,067
Excess tax benefit on deferred compensation and employee stock plans			8,548				8,548
Repurchase of common stock	(3,421)	(342)				(231,771)	(232,113)
Balance December 31, 2015	143,455	14,345	379,444	2,922,620	(37,946)	(2,128,013)	1,150,450
Net income				513,384			513,384
Foreign currency translation adjustment					(23,496)		(23,496)
Dividends declared, $1.74 per share				(245,426)			(245,426)
Stock issued for employee benefit plans	32	3	(16,121)			(1,287)	(17,405)
Issuance of restricted stock	221	22	(22)				—
Stock-based compensation expense	17	3	37,517			1,034	38,554
Excess tax benefit on deferred compensation and employee stock plans			18,462				18,462
Repurchase of common stock	(2,467)	(247)				(176,429)	(176,676)
Balance December 31, 2016	141,258	14,126	419,280	3,190,578	(61,442)	(2,304,695)	1,257,847
Net income				504,893			504,893
Foreign currency translation adjustment					42,982		42,982
Dividends declared, $1.81 per share				(258,378)			(258,378)
Stock issued for employee benefit plans	612	61	(16,760)			33,271	16,572
Issuance of restricted stock	97	10	(10)				—
Stock-based compensation expense	1		41,770			44	41,814
Repurchase of common stock	(2,426)	(243)				(179,742)	(179,985)
Balance December 31, 2017	139,542	$13,954	$444,280	$3,437,093	$(18,460)	$(2,451,122)	$1,425,745
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$504,893	$513,384	$509,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,977	74,669	66,409
Provision for doubtful accounts	13,489	5,136	11,538
Stock-based compensation	41,805	37,565	57,661
Deferred income taxes	(28,096)	15,009	(17,095)
Excess tax benefit on stock-based compensation	(13,657)	(18,462)	(8,548)
Other	4,491	1,907	7,409
Changes in operating elements, net of effects of acquisitions:
Receivables	(364,181)	(173,211)	107,560
Prepaid expenses and other	(9,173)	(6,378)	(228)
Other non-current assets	(19,099)	(3,934)	741
Accounts payable and outstanding checks	144,041	115,917	(53,272)
Accrued compensation	7,209	(47,570)	18,580
Accrued income taxes	18,817	19,921	13,726
Other accrued liabilities	(9,515)	(4,545)	4,156
Net cash provided by operating activities	384,001	529,408	718,336

INVESTING ACTIVITIES
Purchases of property and equipment	(40,122)	(73,452)	(28,115)
Purchases and development of software	(17,823)	(17,985)	(16,527)
Acquisitions, net of cash acquired	(49,068)	(220,203)	(369,833)
Restricted cash	—	—	359,388
Other	(521)	(1,348)	641
Net cash used for investing activities	(107,534)	(312,988)	(54,446)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	38,130	19,271	15,557
Stock tendered for payment of withholding taxes	(21,557)	(36,678)	(11,368)
Repurchase of common stock	(185,485)	(172,925)	(229,863)
Cash dividends	(258,222)	(245,430)	(235,615)
Excess tax benefit on stock-based compensation	—	18,462	8,548
Proceeds from long-term borrowings	250,000	—	—
Proceeds from short-term borrowings	8,784,000	6,600,000	6,833,000
Payments on short-term borrowings	(8,809,000)	(6,310,000)	(6,988,000)
Net cash used for financing activities	(202,134)	(127,300)	(607,741)
Effect of exchange rates on cash	11,891	(9,683)	(16,860)
Net change in cash and cash equivalents	86,224	79,437	39,289
Cash and cash equivalents, beginning of year	247,666	168,229	128,940
Cash and cash equivalents, end of year	$333,890	$247,666	$168,229

Supplemental cash flow disclosures
Cash paid for income taxes	$262,861	$269,187	$311,800
Cash paid for interest	$37,871	$28,908	$28,537
Accrued share repurchases held in other accrued liabilities	$500	$5,988	$2,250

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
USE OF ESTIMATES. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best information, and our actual results could differ materially from those estimates.
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
FOREIGN CURRENCY. Most balance sheet accounts of foreign subsidiaries are translated or remeasured at the current exchange rate as of the end of the year. Statement of operations items are translated at average exchange rates during the year. The resulting translation adjustment is recorded net of tax as a separate component of comprehensive income in our statements of operations and comprehensive income in 2015. In 2016, we asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international businesses and now the translation adjustment is recorded gross of related income tax benefits.
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
We recognized the following depreciation expense (in thousands):

2017	$42,817
2016	36,212
2015	32,412

A summary of our property and equipment as of December 31 is as follows (in thousands):

	Useful Lives (in years)	2017	2016
Furniture, fixtures, and equipment	3 to 12	$277,014	$236,180
Buildings	3 to 30	130,712	130,050
Corporate aircraft	10	11,334	11,334
Leasehold improvements	3 to 15	50,616	40,312
Land		23,658	23,635
Construction in progress		4,575	8,534
Less accumulated depreciation		(267,583)	(217,092)
Net property and equipment		$230,326	$232,953

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
OTHER ASSETS. Other assets include such items as purchased and internally developed software, and the investments related to our nonqualified deferred compensation plan. We amortize software using the straight-line method over 3 years. We recognized the following amortization expense of purchased and internally developed software (in thousands):

2017	$13,887
2016	11,404
2015	9,624
A summary of our purchased and internally developed software as of December 31 is as follows (in thousands):

	2017	2016
Purchased software	$25,805	$23,753
Internally developed software	55,165	51,507
Less accumulated amortization	(54,194)	(47,957)
Net software	$26,776	$27,303
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

COMPREHENSIVE INCOME. Our only component of other comprehensive income is foreign currency translation adjustment. It is presented on our consolidated statements of operations and comprehensive income gross of related income tax effects for 2017 and 2016, net of related income tax effects for 2015.
STOCK-BASED COMPENSATION. We issue stock awards, including stock options, performance shares, and restricted stock units, to key employees and outside directors. In general, the awards vest over five years, either based on the company’s earnings growth or the passage of time. The related compensation expense for each award is recognized over the appropriate vesting period. The fair value of each share-based payment award is established on the date of grant. For grants of shares and restricted stock units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 15 percent to 21 percent and are calculated using the Black-Scholes option pricing model-protective put method. Changes in measured stock volatility and interest rates are the primary reason for changes in the discount.
For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends.

NOTE 2: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was allocated to each segment based on their relative fair value at November 30, 2016 due to the reorganization of our reporting structure. After that date, we allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. The change in the carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
December 31, 2015 balance	$815,639	$142,993	$125,469	$24,236	$1,108,337
Acquisitions	97,727	17,133	15,033	2,904	132,797
Translation	(6,136)	(1,076)	(944)	(182)	(8,338)
December 31, 2016 balance	907,230	159,050	139,558	26,958	1,232,796
Acquisitions	3,673	24,918	—	—	28,591
Translation	10,583	1,905	1,627	314	14,429
December 31, 2017 balance	$921,486	$185,873	$141,185	$27,272	$1,275,816

Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero analysis”). If the Step Zero analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, and additional impairment assessment is performed (“Step One Analysis”). Refer to Critical Accounting Policies and Estimates.

No goodwill impairment has been recorded in any period presented.

Identifiable intangible assets consisted of the following at December 31 (in thousands):

	2017			2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$263,093	$(122,103)	$140,990	$244,036	$(87,199)	$156,837
Non-competition agreements	300	(180)	120	500	(287)	213
Total finite-lived intangibles	263,393	(122,283)	141,110	244,536	(87,486)	157,050
Indefinite-lived intangibles
Trademarks	10,475	—	10,475	10,475	—	10,475
Total intangibles	$273,868	$(122,283)	$151,585	$255,011	$(87,486)	$167,525

Amortization expense for other intangible assets was (in thousands):

2017	$36,273
2016	27,053
2015	24,373
Finite-lived intangible assets, by reportable segment, as of December 31, 2017, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
2018	$7,820	$29,297	$—	$41	$37,158
2019	7,820	29,297	—	—	37,117
2020	260	26,593	—	—	26,853
2021	260	13,072	—	—	13,332
2022	260	13,072	—	—	13,332
Thereafter	480	12,838	—	—	13,318
Total					$141,110

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
We had no Level 3 assets or liabilities as of and during the periods ended December 31, 2017, or December 31, 2016. There were no transfers between levels during the period.

NOTE 4: FINANCING ARRANGEMENTS
Senior Unsecured Revolving Credit Facility
On October 29, 2012, we entered into a senior unsecured revolving credit facility for up to $500 million with a $500 million accordion feature (the “Credit Agreement”), with a syndicate of financial institutions led by U.S. Bank. In December 2014, we amended the credit facility to increase the amount available from $500 million to $900 million and to extend the expiration date from October 2017 to December 2019. This facility allows us to continue to fund working capital, capital expenditures, dividends, and share repurchases.
As of December 31, 2017 and 2016, we had $715 million and $740 million in borrowings outstanding under the Credit Agreement, which is classified as a current liability on the consolidated balance sheets. At December 31, 2017, we had borrowing availability of $185 million. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of December 31, 2017, the variable rate equaled LIBOR plus 1.13 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The weighted average interest rate incurred on borrowings during 2017 was approximately 2.2 percent and at December 31, 2017, was approximately 2.7 percent. The weighted average interest rate incurred on borrowings during 2016 was approximately 1.5 percent and at December 31, 2016, was approximately 1.9 percent.
The Credit Agreement contains various restrictions and covenants. Among other requirements, we may not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated Total Capitalization to be greater than 0.65 to 1.00. Additionally, as a result of amending the Note Purchase Agreement in February 2015, the ratio of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation, and amortization), as of the end of each of our fiscal quarters, may not exceed 3.00 to 1.00. We were in compliance with the financial debt covenants as of December 31, 2017.
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
Note Purchase Agreement
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”) named therein (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, the Purchasers purchased, on August 27, 2013, (i) $175 million aggregate principal amount of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023 (the “Series A Notes”), (ii) $150 million aggregate principal amount of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028 (the “Series B Notes”), and (iii) $175 million aggregate principal amount of the company’s 4.60 percent Senior Notes, Series C, due August 27, 2033 (the “Series C Notes” and, together with the Series A Notes and the Series B Notes, the “Notes”). Interest on the fixed-rate Notes is payable semi-annually in arrears. We applied the proceeds of the sale of the Notes for share repurchases.
The Note Purchase Agreement contains customary provisions for transactions of this type, including representations and warranties regarding the company and its subsidiaries and various covenants, including covenants that require us to maintain specified financial ratios. The Note Purchase Agreement includes the following financial covenants: we will not permit our leverage ratio, as of the end of each of our fiscal quarters, of (i) Consolidated Funded Indebtedness to (ii) Consolidated Total Capitalization to be greater than 0.65 to 1.00; we will not permit the interest coverage ratio, as of the end of each of our fiscal quarters and for the twelve-month period ending, of (i) Consolidated EBIT (earnings before income taxes) to (ii) Consolidated Interest Expense to be less than 2.00 to 1.00; we will not permit, as of the end of each of our fiscal quarters, Consolidated Priority Debt to exceed 15% of Consolidated Total Assets. The Note Purchase Agreement was amended in February 2015 to conform its financial covenants to be consistent with the amended Credit Agreement. As a result of amending the Note Purchase Agreement in February 2015, the ratio of (i) Consolidated Funded Indebtedness to (ii) EBITDA (earnings before interest, taxes, depreciation, and amortization), as of the end of each of our fiscal quarters, may not exceed 3.00 to 1.00. We were in compliance with the financial debt covenants as of December 31, 2017.

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
Under the terms of the Note Purchase Agreement, the Notes are redeemable, in whole or in part, at 100 percent of the principal amount being redeemed together with a “make-whole amount,” and accrued and unpaid interest (as defined in the Note Purchase Agreement) with respect to each Note. The obligations of the company under the Note Purchase Agreement and the Notes are guaranteed by C.H. Robinson Company, a Delaware corporation and a wholly-owned subsidiary of the company, and by C.H. Robinson Company, Inc., a Minnesota corporation and an indirect wholly-owned subsidiary of the company.
The Notes were issued by the company to such initial Purchasers in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended. The Notes will not be and have not been registered under the Securities Act and may not be offered or sold in the United States, absent registration or an applicable exemption from registration requirements.
The fair value of long-term debt was approximately $546.6 million at December 31, 2017, and $528.0 million at December 31, 2016. We estimate the fair value of our debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own credit risk. If our long-term debt was recorded at fair value, it would be classified as Level 2.
U.S. Trade Accounts Receivable Securitization
On April 26, 2017, we entered into a receivables purchase agreement and related transaction documents with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wells Fargo Bank, National Association to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of our U.S. trade accounts receivable and provides funding of up to $250 million. The borrowings outstanding under the Receivables Securitization Facility were $250 million as of December 31, 2017, and are classified as long-term debt on the condensed consolidated balance sheets. The borrowings under the Receivables Securitization Facility were used to pay down amounts previously outstanding on the Credit Agreement. The interest rate on borrowings under the Receivables Securitization Facility is based on the asset-backed commercial paper rate plus a margin or 30 day LIBOR plus a margin for a combined rate of 2.0 percent for the year ended December 31, 2017. The Receivables Securitization Facility expires on April 26, 2019, unless extended by the parties. There is a commitment fee we are required to pay on any unused portion of the facility.
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
As of December 31, 2017, we were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, and Receivables Securitization Facility.

NOTE 5: INCOME TAXES

C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent and requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries.

The SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

In connection with our initial analysis of the impact of the Tax Act, we have recorded a discrete net tax benefit of $12.1 million in the year ended December 31, 2017. The net benefit consists of a benefit for the revaluation of deferred tax assets and liabilities of $22.9 million, a net expense for one-time impacts of the Tax Act of $6.8 million, and an expense for transition taxes of $4.0 million. We have not yet completed our accounting for the income tax effects of certain elements of the Tax Act but we were able to make reasonable estimates for elements in which our analysis is not complete and have therefore recorded provisional adjustments. These items include our revaluation of deferred tax assets and liabilities and the expense for transition taxes.

During 2017, we recorded a net tax benefit of $19.7 million due to deductions under Section 199 of the Internal Revenue Code.
During the first quarter of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718). The adoption of ASU 2016-09 prospectively impacts the recording of income taxes related to share-based payment awards in our consolidated financial position and results of operations, as well as the operating and financing cash flows on the consolidated statements of cash flows. This adoption resulted in a net tax benefit of $13.7 million during the year.

During the first quarter of 2016, we asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international business. In 2017, our indefinite reinvestment strategy, with respect to unremitted earnings of our foreign subsidiaries provided an approximate $3.7 million benefit to our provision for income taxes related to current year earnings. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $12.1 million as of December 31, 2017. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2010.

Income before provision for income taxes consisted of (in thousands):

	2017	2016	2015
Domestic	$638,718	$710,931	$729,390
Foreign	89,745	101,019	93,391
Total	$728,463	$811,950	$822,781
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2017	2016	2015
Unrecognized tax benefits, beginning of period	$12,268	$13,271	$18,274
Additions based on tax positions related to the current year	4,014	—	1,520
Additions for tax positions of prior years	16,713	55	—
Reductions for tax positions of prior years	—	(211)	(810)
Lapse in statute of limitations	(1,189)	(847)	(5,188)
Settlements	—	—	(525)
Unrecognized tax benefits, end of the period	$31,806	$12,268	$13,271

As of December 31, 2017, we had $38.6 million of unrecognized tax benefits and related interest and penalties, all of which would affect our effective tax rate if recognized. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease in the next 12 months.
Income tax expense considers amounts which may be needed to cover exposures for open tax years. We do not expect any material impact related to open tax years; however, actual settlements may differ from amounts accrued.
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. During the years ended December 31, 2017, 2016, and 2015, we recognized approximately $0.7 million $0.9 million, and $1.2 million in interest and penalties. We had approximately $6.8 million and $6.6 million for the payment of interest and penalties accrued within noncurrent income taxes payable as of December 31, 2017 and 2016. These amounts are not included in the reconciliation above.
The components of the provision for income taxes consist of the following for the years ended December 31 (in thousands):

	2017	2016	2015
Tax provision:
Federal	$189,708	$222,685	$259,793
State	29,320	31,786	37,129
Foreign	32,638	29,086	33,255
	251,666	283,557	330,177
Deferred provision (benefit):
Federal	(21,389)	13,936	(14,559)
State	(3,048)	1,986	(2,074)
Foreign	(3,659)	(913)	(462)
	(28,096)	15,009	(17,095)
Total provision	$223,570	$298,566	$313,082

Our provision for income taxes decreased by $19.7 million due to the benefit of deductions under section 199 of the Internal Revenue Code, by $13.7 million due to our adoption of ASU 2016-09, and $12.1 million due to the impact of the Tax Act.
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate for the years ended December 31 is as follows:

	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.6	2.7	2.8
Tax Act impact	(1.7)	—	—
Section 199 deduction	(2.8)	—	—
ASU 2016-09 adoption	(1.9)	—	—
Other	(0.5)	(0.9)	0.3
Effective income tax rate	30.7%	36.8%	38.1%

Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):

	2017	2016
Deferred tax assets:
Compensation	$52,538	$80,338
Receivables	8,819	13,471
Other	7,892	11,433
Deferred tax liabilities:
Intangible assets	(81,932)	(131,698)
Prepaid assets	(8,247)	(14,540)
Long-lived assets	(15,465)	(21,268)
Other	(2,090)	(608)
Net deferred tax liabilities	$(38,485)	$(62,872)

The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we have recorded a provisional decrease related to deferred tax assets and deferred tax liabilities of $34.4 million and $57.3 million, respectively.

We had foreign net operating loss carryforwards with a tax effect of $10.9 million as of December 31, 2017, and $9.0 million as of December 31, 2016. The net operating loss carryforwards will expire at various dates from 2018 to 2025, with certain jurisdictions having indefinite carryforward terms. A full valuation allowance has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefit in future periods.

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
STOCK AWARD PLANS. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	2017	2016	2015
Stock options	$10,109	$9,178	$14,607
Stock awards	29,217	25,912	40,785
Company expense on ESPP discount	2,479	2,475	2,269
Total stock-based compensation expense	$41,805	$37,565	$57,661

On May 12, 2016, our shareholders approved an amendment to and restatement of our 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and restricted shares and restricted stock units, to our key employees and outside directors. A maximum of 13,041,803 shares can be granted under this plan. Approximately 2,920,099 shares were available for stock awards under this plan as of December 31, 2017. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash, generally become available again for issuance under the plan.
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
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of December 31, 2017, unrecognized compensation expense related to stock options was $58.4 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
The following schedule summarizes stock option activity in the plans. All outstanding unvested options as of December 31, 2017, relate to performance-based grants from 2013 and 2014 and time-based grants from 2015 through 2017.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Average Remaining Life (years)
Outstanding at December 31, 2016	7,007,923	$67.00	$43,875	7.7
Grants	1,452,765	87.11
Exercised	(388,135)	63.81
Terminated	(690,481)	62.17
Outstanding at December 31, 2017	7,382,072	$71.58	$129,295	7.6

Vested at December 31, 2017	2,990,514	$65.79		6.3
Exercisable at December 31, 2017	2,990,514	$65.79		6.3
Additional potential dilutive stock options totaling 1,357,290 for 2017 have been excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).
Information on the intrinsic value of options exercised is as follows (in thousands):

2017	$6,026
2016	981
2015	400

The following table summarizes performance based options by vesting period:

First Vesting Date	Last Vesting Date	Options Granted, Net of Forfeitures	Weighted Average Grant Date Fair Value	Unvested Options
December 31, 2014	December 31, 2018	1,412,773	11.83	403,149
December 31, 2015	December 31, 2019	1,271,223	14.17	682,926
		2,683,996	$12.94	1,086,075
We issued no performance-based options in 2015, 2016, or 2017. We have awarded stock options to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed over the vesting period of the award. The following table summarizes these unvested stock option grants as of December 31, 2017:

First Vesting Date	Last Vesting Date	Options Granted, Net of Forfeitures	Weighted Average Grant Date Fair Value	Unvested Options
December 31, 2016	December 31, 2020	1,423,053	$12.66	855,984
December 31, 2017	December 31, 2021	1,253,169	$12.60	1,003,429
December 31, 2018	December 31, 2022	1,446,070	$14.24	1,446,070
		4,122,292	$13.20	3,305,483
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
The fair value per option was estimated using the Black-Scholes option pricing model with the following assumptions:

	2017 Grants	2016 Grants	2015 Grants
Risk-free interest rate	2.27-2.28%	2.13-2.14%	1.95-1.96%
Dividend per share (quarterly amounts)	$0.45-0.46	$0.43-0.45	$0.38-0.43
Expected volatility factor	19.0-21.5%	20.0-21.5%	22.0-24.0%
Expected option term	6.20 years	6.26 years	6.29 years
Weighted average fair value per option	$14.23	$12.60	$12.68
FULL VALUE AWARDS. We have awarded performance-based restricted shares and restricted stock units to certain key employees and non-employee directors. These awards are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. The awards also contain restrictions on the awardees’ ability to sell or transfer vested awards for a specified period of time. The fair value of these awards is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 15 percent to 21 percent and are calculated using the Black-Scholes option pricing model-protective put method. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.

The following table summarizes our unvested performance based restricted shares and restricted stock unit grants as of December 31, 2017:

	Number of Shares and Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	1,245,175	$55.90
Granted	310,071	74.14
Vested	(121,030)	55.77
Forfeitures	(218,757)	49.51
Unvested at December 31, 2017	1,215,459	$61.71
The following table summarizes performance based restricted shares and restricted stock units by vesting period:

First Vesting Date	Last Vesting Date	Performance Shares and Stock Units Granted, Net of Forfeitures	Weighted Average Grant Date Fair Value (1)	Unvested Performance Shares and Restricted Stock Units
December 31, 2014	December 31, 2018	387,587	$46.50	109,784
December 31, 2015	December 31, 2019	329,596	60.80	175,904
December 31, 2016	December 31, 2020	392,990	51.88	309,300
December 31, 2017	December 31, 2021	343,014	64.91	312,142
December 31, 2018	December 31, 2022	308,329	74.19	308,329
		1,761,516	$58.71	1,215,459
________________________

(1)	Amount shown is the weighted average grant date fair value of performance shares and restricted stock units granted, net of forfeitures.
We have also awarded time-based restricted shares and restricted stock units to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant and is being expensed over the vesting period of the award. The following table summarizes these unvested restricted share and restricted stock unit grants as of December 31, 2017:

	Number of Restricted Shares and Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	1,240,156	$56.70
Granted	280,097	74.17
Vested	(386,859)	54.39
Forfeitures	(75,944)	56.41
Unvested at December 31, 2017	1,057,450	$62.20
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
A summary of the fair value of full value awards vested (in thousands):

2017	$29,217
2016	25,912
2015	40,785
As of December 31, 2017, there was unrecognized compensation expense of $140.8 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the company’s earnings growth and the continued employment of certain key employees.

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

	Shares Purchased By Employees	Aggregate Cost to Employees	Expense Recognized By the Company
2017	215,613	$14,048	$2,479
2016	225,241	14,032	2,475
2015	228,103	13,045	2,269

SHARE REPURCHASE PROGRAMS. During 2013, our Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares (the “2013 Program”). The activity under this authorization is as follows (dollar amounts in thousands):

	Shares Repurchased	Total Value of Shares Repurchased
2013 Program
2013 Repurchases	930,075	$57,689
2014 Repurchases	3,763,583	239,037
2015 Repurchases	3,420,681	232,113
2016 Repurchases	2,467,097	176,676
2017 Repurchases	2,426,407	179,985
As of December 31, 2017, there were 1,992,157 shares remaining for repurchase under the 2013 authorization.

NOTE 7: COMMITMENTS AND CONTINGENCIES
EMPLOYEE BENEFIT PLANS. We offer a defined contribution plan, which qualifies under section 401(k) of the Internal Revenue Code and covers all eligible U.S. employees. We can also elect to make matching contributions to the plan. Annual discretionary contributions may also be made to the plan. Defined contribution plan expense, including matching contributions, was approximately (in thousands):

2017	$27,530
2016	25,740
2015	46,507
We have committed to a defined contribution match of four percent of eligible compensation in 2018. We contributed a defined contribution match of four percent in 2017, 2016, and 2015.
NONQUALIFIED DEFERRED COMPENSATION PLAN. All restricted shares vested but not yet delivered, as well as a deferred share award granted to our CEO, are held within this plan.
LEASE COMMITMENTS. We lease certain facilities and equipment under operating leases. Information regarding our lease expense is as follows (in thousands):

2017	$60,864
2016	55,170
2015	56,210

Minimum future lease commitments under noncancelable lease agreements in excess of one year as of December 31, 2017, are as follows (in thousands):

2018	$51,273
2019	46,172
2020	39,825
2021	29,851
2022	22,807
Thereafter	92,797
Total	$282,725
In addition to minimum lease payments, we are typically responsible under our lease agreements to pay our pro rata share of maintenance expenses, common charges, and real estate taxes of the buildings in which we lease space.
LITIGATION. We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including 16 contingent auto liability cases as of December 31, 2017. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

NOTE 8: ACQUISITIONS
On August 31, 2017, we acquired all of the outstanding shares of Milgram & Company Ltd. ("Milgram") for the purpose of expanding our global presence and bringing additional capabilities and expertise to our portfolio. Total purchase consideration, net of cash acquired, was $47.3 million, which was paid in cash. We used advances under the Credit Agreement to fund part of the cash consideration.
Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

Estimated Life (years)
Customer relationships	7	$14,004
There was $28.6 million of goodwill recorded related to the acquisition of Milgram. The Milgram goodwill is a result of acquiring and retaining the Milgram existing workforce and expected synergies from integrating its business into ours. Purchase accounting is considered preliminary, subject to revision primarily related to certain income tax related balances expected to be finalized in 2018. The goodwill is not deductible for tax purposes. The results of operations of Milgram have been included in our consolidated financial statements since September 1, 2017. Pro forma financial information for prior periods is not presented because we believe the acquisition to be not material to our consolidated results.
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

Cash and cash equivalents	$10,181
Receivables	37,190
Other current assets	2,609
Property and equipment	1,696
Identifiable intangible assets	78,842
Goodwill	132,797
Other noncurrent assets	70
Long term deferred tax asset	814
Total assets	264,199

Accounts payable	(22,147)
Accrued expenses	(12,700)
Net assets acquired	$229,352

Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

Estimated Life (years)
Customer relationships	7	$78,842
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
We also acquired a trademark valued at $8.6 million, which has been determined to be indefinite-lived. The Freightquote goodwill is a result of acquiring and retaining the Freightquote existing workforce and expected synergies from integrating their business into ours. Purchase accounting is considered final. The goodwill will not be deductible for tax purposes. The results of operations of Freightquote have been included in our consolidated financial statements since the acquisition date of January 1, 2015.

NOTE 9: SEGMENT REPORTING
Our reportable segments are based on our method of internal reporting, which generally segregates the segments by service line and the primary services they provide to our customers. We identify three reportable segments as follows:

•
North American Surface Transportation: NAST provides freight transportation services across North America through a network of offices in the United States, Canada, and Mexico. The primary services provided by NAST include truckload, LTL, and intermodal.

•
Global Forwarding: Global Forwarding provides global logistics services through an international network of offices in North America, Asia, Europe, Australia, New Zealand, and South America and also contracts with independent agents worldwide. The primary services provided by Global Forwarding include ocean freight services, air freight services, and customs brokerage.

•
Robinson Fresh: Robinson Fresh provides sourcing services under the trade name of Robinson Fresh. Our sourcing services primarily include the buying, selling, and marketing of fresh fruits, vegetables, and other perishable items. Robinson Fresh sources products from around the world and has a physical presence in North America, Europe, Asia, and South America. This segment often provides the logistics and transportation of the products they sell, in addition to temperature controlled transportation services for its customers.

•
All Other and Corporate: All Other and Corporate includes our Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses. Managed Services provides Transportation Management Services, or Managed TMS®. Other Surface Transportation revenues are primarily earned by Europe Surface Transportation. Europe Surface Transportation provides services similar to NAST across Europe.

The internal reporting of segments is defined, based in part, on the reporting and review process used by our chief operating decision maker, our Chief Executive Officer. The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies. Segment information for prior years has been retroactively recast to align with current year presentation. Segment information as of, and for the years ended, December 31, 2017, 2016, and 2015 is as follows (dollars in thousands):

Twelve months ended December 31, 2017
	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Revenues	$9,728,810	$2,140,987	$2,415,740	$583,843	$—	$14,869,380
Intersegment revenues (1)	462,390	30,198	167,292	18,174	(678,054)	—
Total Revenues	$10,191,200	$2,171,185	$2,583,032	$602,017	$(678,054)	$14,869,380

Net Revenues	$1,525,064	$485,280	$226,059	$131,647	$—	$2,368,050
Operating Income	628,110	91,842	53,374	1,793	—	775,119
Depreciation and amortization	23,230	33,308	4,730	31,709	—	92,977
Total assets (2)	2,277,252	821,182	434,080	703,320	—	4,235,834
Average headcount	6,907	4,310	957	2,513	—	14,687

Twelve months ended December 31, 2016
	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Revenues	$8,737,716	$1,574,686	$2,344,131	$487,880	$—	$13,144,413
Intersegment revenues (1)	298,438	30,311	119,403	2,211	(450,363)	—
Total Revenues	$9,036,154	$1,604,997	$2,463,534	$490,091	$(450,363)	$13,144,413

Net Revenues	$1,524,355	$397,537	$234,794	$120,842	$—	$2,277,528
Operating Income	674,436	80,931	75,757	6,407	—	837,531
Depreciation and amortization	22,126	23,099	3,782	25,662	—	74,669
Total assets (2)	2,088,611	703,741	376,654	518,752	—	3,687,758
Average headcount	6,773	3,673	942	2,282	—	13,670

Twelve months ended December 31, 2015
	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Revenues	$8,968,349	$1,639,944	$2,395,440	$472,351	$—	$13,476,084
Intersegment revenues (1)	271,557	19,102	89,033	2,107	(381,799)	—
Total Revenues	$9,239,906	$1,659,046	$2,484,473	$474,458	$(381,799)	$13,476,084

Net Revenues	$1,564,917	$365,467	$235,334	$102,762	$—	$2,268,480
Operating Income/(Loss)	718,329	76,081	81,332	(17,432)	—	858,310
Depreciation and amortization	21,846	20,790	2,927	20,846	—	66,409
Total assets (2)	1,878,203	556,606	346,728	402,821	—	3,184,358
Average headcount	6,575	3,381	892	2,054	—	12,902
__________________________

(1) Intersegment revenues represent the sales between our segments and are eliminated to reconcile to our consolidated results.
(2) All cash and cash equivalents and certain owned properties are included in All Other and Corporate.

The following table presents our total revenues (based on location of the customer) and long-lived assets (including intangible and other assets) by geographic regions (in thousands):

	For the year ended December 31,
	2017	2016	2015
Total revenues
United States	$12,865,087	$11,749,602	$12,097,633
Other locations	2,004,293	1,394,811	1,378,451
Total revenues	$14,869,380	$13,144,413	$13,476,084

	As of December 31,
	2017	2016	2015
Long-lived assets
United States	$335,072	$348,299	$320,445
Other locations	107,140	96,311	24,878
Total long-lived assets	$442,212	$444,610	$345,323

NOTE 10: CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in the Stockholders’ investment on our consolidated balance sheets. The recorded balance at December 31, 2017, and December 31, 2016, was $18.5 million and $61.4 million, respectively, and is comprised solely of foreign currency translation adjustment.

NOTE 11: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” and in August 2015 issued ASU 2015-14, which amended the standard as to effective date. The new comprehensive revenue recognition standard will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this new standard effective January 1, 2018 under the modified retrospective transition method with a cumulative adjustment to retained earnings of approximately $10 million.

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

The new standard will expand our existing revenue recognition disclosures upon adoption beginning in the first quarter of 2018. In addition, we have identified certain customer contracts in our sourcing business that will change from a principal to an agent relationship under the new standard. This will cause the revenue associated with these contracts to be recognized at the net amount we charge our customers but will have no impact on income from operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 using a modified retrospective approach. Early adoption is permitted, although we do not plan to adopt early. We have obligations under lease agreements for facilities and equipment, which are classified as operating leases under the existing lease standard. While we are still evaluating the impact ASU 2016-02 will have on our consolidated results of operations, financial condition, and cash flows, our financial statements will reflect an increase in both assets and liabilities due to the requirement to recognize right-of-use assets and lease liabilities on the consolidated balance sheets for our facility and equipment leases. See Note 7 to our consolidated financial statements which presents our operating lease commitments as of December 31, 2017.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, and accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification, and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016. During the first quarter of 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718). The adoption of ASU 2016-09 prospectively impacts the recording of income taxes related to share-based payment awards in our consolidated statement of financial position and results of operations, as well as the operating and financing cash flows on the consolidated statements of cash flows. The magnitude of such impacts are dependent on our future grants of stock-based compensation, our future stock price in relation to the fair value of awards on grant date, and the exercise behavior of our option holders. We prospectively adopted these provisions in the first quarter of 2017. This adoption resulted in a decrease in our provision for income taxes for the year ended December 31, 2017 of $13.7 million.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350). This update simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, any impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment tests performed after January 1, 2017. We early adopted this ASU for our annual impairment test performed on November 30, 2017. There was no impact resulting from this adoption on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This update amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. We adopted this new standard effective January 1, 2018. The amendments in this update will be applied prospectively to awards modified on or after January 1, 2018. The future impact of ASU 2017-09 will depend on the nature of future stock award modifications.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which amends existing guidance for reporting comprehensive income to reflect changes resulting from the 2017 Tax Act. The amendment provides the option to reclassify stranded tax effects resulting from the 2017 Tax Act and within accumulated other comprehensive income (AOCI) to retained earnings. New disclosures will be required upon adoption, including the accounting policy for releasing income tax effects from AOCI, whether reclassification of stranded income tax effects is elected, and information about other income tax effect reclassifications. The amendment will become effective for us on January 1, 2019, though early adoption is permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.

NOTE 12: SUPPLEMENTARY DATA (UNAUDITED)
Our unaudited results of operations for each of the quarters in the years ended December 31, 2017 and 2016, are summarized below (in thousands, except per share data).

2017	March 31 (a)	June 30	September 30	December 31 (b)
Revenues:
Transportation	$3,102,043	$3,319,995	$3,433,701	$3,647,167
Sourcing	313,082	390,023	350,750	312,619
Total revenues	3,415,125	3,710,018	3,784,451	3,959,786
Costs and expenses:
Purchased transportation and related services	2,563,885	2,781,355	2,869,616	3,042,434
Purchased products sourced for resale	282,674	354,874	320,989	285,503
Personnel expenses	290,504	284,220	293,204	311,599
Other selling, general, and administrative expenses	90,104	107,749	106,177	109,374
Total costs and expenses	3,227,167	3,528,198	3,589,986	3,748,910
Income from operations	187,958	181,820	194,465	210,876
Net income	$122,080	$111,071	$119,186	$152,556
Basic net income per share	$0.86	$0.79	$0.85	$1.09
Diluted net income per share	$0.86	$0.78	$0.85	$1.08
Basic weighted average shares outstanding	141,484	141,061	140,422	139,572
Dilutive effect of outstanding stock awards	374	526	600	1,152
Diluted weighted average shares outstanding	141,858	141,587	141,022	140,724
Market price range of common stock:
High	$81.16	$78.31	$76.16	$89.89
Low	$72.17	$66.33	$63.41	$74.30
__________________________

(a) Our provision for income taxes decreased in the first quarter of 2017 by $13.7 million due to our adoption of ASU 2016-09.
(b) Our provision for income taxes decreased in the fourth quarter by $19.7 million due to the benefit of deductions under section 199 of the Internal Revenue Code and $12.1 million due to the impact of the Tax Act.

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
Disclosure Controls and Procedures
As of December 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2017 were effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.
Changes in Internal Control Over Financial Reporting
There have not been any changes to the company’s internal control over financial reporting during the quarter ended December 31, 2017, to which this report relates, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Equity Compensation Plans
The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders (1)	10,600,204	$71.58	2,920,099
Equity compensation plans not approved by security holders	—	—	—
Total	10,600,204	$71.58	2,920,099
________________________________
(1) Includes stock available for issuance under our Employee Stock Purchase Plan, as well as options, restricted stock granted, and shares that may become subject to future awards under our 2013 Equity Incentive Plan. Specifically, 3,218,132 shares remain available under our Employee Stock Purchase Plan, and 7,382,072 options remain outstanding for future exercise. Under our 2013 Equity Incentive Plan, 2,920,099 shares may become subject to future awards in the form of stock option grants or the issuance of restricted stock.
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
(a)    The following documents are filed as part of this report:
(1) The company’s 2017 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.
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

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
The transactions in the allowance for doubtful accounts for the years ended December 31, were as follows (in thousands):

	2017	2016	2015
Balance, beginning of year	$39,543	$43,455	$41,051
Provision	13,489	5,136	11,538
Write-offs	(10,623)	(9,048)	(9,134)
Balance, end of year	$42,409	$39,543	$43,455

INDEX TO EXHIBITS

Number	Description
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

†10.2
Amended and restated C.H. Robinson Worldwide, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on April 1, 2016 on file no. 000-23189)

10.3
Credit Agreement dated as of October 29, 2012, among C.H. Robinson Worldwide, Inc., the lenders party thereto, and U.S. Bank National Association, as Administrative Agent for the Lenders, as Swing Line Lender and as LC Issuer (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 1, 2012)

10.4
Omnibus Amendment dated December 31, 2014 among C.H. Robinson Worldwide, Inc., the guarantors and lenders party thereto and U.S. Bank National Association, as LC Issuer, Swing Line Lender and Administrative Agent for the lenders, to that certain Credit Agreement dated, as of October 29, 2012, by and among the C.H. Robinson Company, Inc., the lenders, and U.S. Bank National Association, as LC Issuer Swing Line Lender and Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.5
Letter Agreement dated as of August 24, 2013, by and between C.H. Robinson Worldwide, Inc. and J.P. Morgan Securities LLC, as agent for JP Morgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.6
Letter Agreement dated as of August 24, 2013, by and between C.H. Robinson Worldwide, Inc. and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.7
Note Purchase Agreement dated as of August 23, 2013, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.8
First Amendment to Note Purchase Agreement dated February 20, 2015, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.8 to the Registrant Annual Report on Form 10-K for the year ended December 31, 2014)

10.9
Receivables Purchase Agreement, dated as of April 26, 2017, by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, Gotham Funding Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017)

10.10
Receivables Sale Agreement, dated as of April 26, 2017, by and among C.H. Robinson Company Inc., C.H. Robinson Receivables, LLC, and C.H. Robinson Worldwide, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2017)

10.11
Performance Guaranty, dated as of April 26, 2017, made by C.H. Robinson Worldwide, Inc. for the benefit of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, Wells Fargo Bank, National Association, Gotham Funding Corporation and other affected parties (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 28, 2017)

†10.12	C.H. Robinson Worldwide, Inc. 2015 Non-Equity Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A, filed on March 27, 2015, file no. 000-23189)

†10.13	Robinson Companies Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on 10-K for the year ended December 31, 2012)

†10.14
Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C.H. Robinson Worldwide, Inc. and John P. Wiehoff (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, file no. 000-23189)

Number	Description

†10.15	2012 Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, file no. 000-23189)

†10.16	2012 Form of Restricted Stock Award for U.S. Managerial Employees (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)

†10.17	2012 Form of Restricted Stock Award for Officers (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011)

†10.18	2012 Form of Time-Based Restricted Stock Unit Award (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)

†10.19	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.20	Form of Performance Share Award for Officers (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.21	Form of Performance Share Award for U.S. Managerial Employees (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.22	Form of Time-Based Restricted Stock Unit Award (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.23	Form of Incentive Stock Option (Time-Based U.S.) Agreement (Incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015)

†10.24	Form of Key Employee Agreement (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)

†10.25	Form of Employee Confidentiality and Protection of Business Agreement (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*24	Powers of Attorney

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 28, 2018, formatted in XBRL: (i) Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2017, 2016, and 2015, (ii) Consolidated Balance Sheets as of December 31, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, (iv) Consolidated Statements of Stockholders’ Investment for the years ended 2017, 2016, and 2015, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on February 28, 2018.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Chief Legal Officer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2018.

Signature	Title

/s/ JOHN P. WIEHOFF	Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer)
John P. Wiehoff

/s/ ANDREW C. CLARKE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Andrew C. Clarke

*	Director
Scott P. Anderson

*	Director
Robert Ezrilov

*	Director
Wayne M. Fortun

*	Director
Timothy C. Gokey

*	Director
Mary J. Steele Guilfoile

*	Director
Jodee Kozlak

*	Director
Brian P. Short

*	Director
James B. Stake

*By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Attorney-in-Fact