Form 10-Q
period 2018-03-31
C H ROBINSON WORLDWIDE INC
filed 2018-05-09
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
952-937-8500
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐	Emerging Growth Company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2018, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 139,238,642.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets

(In thousands, except per share data)	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$349,782	$333,890
Receivables, net of allowance for doubtful accounts of $40,512 and $42,409	2,019,333	2,113,930
Contract assets	161,028	—
Prepaid expenses and other	60,870	63,116
Total current assets	2,591,013	2,510,936

Property and equipment, net	230,609	230,326
Goodwill	1,273,850	1,275,816
Other intangible assets, net	140,874	151,585
Deferred tax asset	11,126	6,870
Other assets	60,304	60,301
Total assets	$4,307,776	$4,235,834

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$990,065	$1,000,305
Outstanding checks	74,896	96,359
Accrued expenses:
Transportation expense	111,920	—
Compensation	69,723	105,316
Income taxes	42,781	12,240
Other accrued liabilities	54,025	58,229
Current portion of debt	651,000	715,000
Total current liabilities	1,994,410	1,987,449

Long-term debt	750,000	750,000
Noncurrent income taxes payable	25,215	26,684
Deferred tax liabilities	52,883	45,355
Other long-term liabilities	596	601
Total liabilities	2,823,104	2,810,089
Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 179,102 and 179,103 shares issued, 139,353 and 139,542 outstanding	13,935	13,954
Additional paid-in capital	451,966	444,280
Retained earnings	3,523,245	3,437,093
Accumulated other comprehensive loss	(19,025)	(18,460)
Treasury stock at cost (39,749 and 39,561 shares)	(2,485,449)	(2,451,122)
Total stockholders’ investment	1,484,672	1,425,745
Total liabilities and stockholders’ investment	$4,307,776	$4,235,834
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2018	2017
Revenues:
Transportation	$3,637,640	$3,102,043
Sourcing	287,687	313,082
Total revenues	3,925,327	3,415,125
Costs and expenses:
Purchased transportation and related services	3,041,602	2,563,885
Purchased products sourced for resale	257,800	282,674
Personnel expenses	328,297	290,504
Other selling, general, and administrative expenses	106,043	90,104
Total costs and expenses	3,733,742	3,227,167
Income from operations	191,585	187,958
Interest and other expense	(10,700)	(9,302)
Income before provision for income taxes	180,885	178,656
Provision for income taxes	38,588	56,576
Net income	142,297	122,080

Other comprehensive (loss)/income	(565)	17,405
Comprehensive income	$141,732	$139,485

Basic net income per share	$1.02	$0.86
Diluted net income per share	$1.01	$0.86

Basic weighted average shares outstanding	140,032	141,484
Dilutive effect of outstanding stock awards	1,238	374
Diluted weighted average shares outstanding	141,270	141,858

Cash dividends declared per share	$0.46	$0.45
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$142,297	$122,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,241	22,431
Provision for doubtful accounts	6,630	3,618
Stock-based compensation	18,134	12,318
Deferred income taxes	(26)	(2,048)
Excess tax benefit on stock-based compensation	(6,224)	(9,344)
Loss on sale/disposal of assets	323	485
Changes in operating elements (net of acquisitions):
Receivables	(10,056)	(95,204)
Contract assets	(13,264)	—
Prepaid expenses and other	6,327	(6,049)
Other non-current assets	1,093	(1,016)
Accounts payable and outstanding checks	21,797	47,201
Accrued transportation expense	17,109	—
Accrued compensation	(37,867)	(37,864)
Accrued income taxes	35,184	51,949
Other accrued liabilities	(5,128)	(15,861)
Net cash provided by operating activities	200,570	92,696

INVESTING ACTIVITIES
Purchases of property and equipment	(11,719)	(13,537)
Purchases and development of software	(3,744)	(3,183)
Acquisitions, net of cash acquired	—	(1,780)
Other	(726)	56
Net cash used for investing activities	(16,189)	(18,444)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	24,497	15,823
Stock tendered for payment of withholding taxes	(18,091)	(18,955)
Repurchase of common stock	(47,700)	(28,999)
Cash dividends	(65,382)	(64,597)
Proceeds from short-term borrowings	2,119,000	2,450,000
Payments on short-term borrowings	(2,183,000)	(2,450,000)
Net cash used for financing activities	(170,676)	(96,728)

Effect of exchange rates on cash	2,187	4,604
Net change in cash and cash equivalents	15,892	(17,872)
Cash and cash equivalents, beginning of period	333,890	247,666
Cash and cash equivalents, end of period	$349,782	$229,794

Noncash transactions from investing and financing activities:
Accrued share repurchases held in other accrued liabilities	$4,000	$3,000
Accrued purchases of property and equipment	449	1,404
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
Our reportable segments are North American Surface Transportation (“NAST”), Global Forwarding, Robinson Fresh, and All Other and Corporate. The All Other and Corporate segment includes Managed Services, Other Surface Transportation outside of North America, and other miscellaneous revenues and unallocated corporate expenses. We group offices primarily by services they provide to our customers. For financial information concerning our reportable segments, refer to Note 9.
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
Consistent with SEC rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read the condensed consolidated financial statements and related notes in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2017.

RECENTLY ADOPTED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and in August 2015 issued ASU 2015-14, which amended the standard as to effective date. The new comprehensive revenue recognition standard supersedes all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this new standard effective January 1, 2018 under the modified retrospective transition method applied to contracts that were not completed as of the date of initial application resulting in a $9.2 million cumulative adjustment to retained earnings.
We have updated our revenue recognition critical accounting policy due to the adoption of this standard and expanded the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2017 below. The adoption of this standard changed the timing of revenue recognition for our transportation businesses from at delivery to over the transit period as our performance obligations are completed. Due to the short transit period of many of our performance obligations, this change did not have a material impact on our results of operations or cash flows.
The new standard expanded our existing revenue recognition disclosures upon adoption. In addition, we have identified certain customer contracts in our sourcing business that changed from a principal to an agent relationship under the new standard. This change resulted in these contracts being recognized at the net amount we charge our customers but had no impact on income from operations. See Note 10 to our consolidated financial statements which includes the expanded disclosures required by ASU 2014-09.
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

RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 using a modified retrospective approach. Early adoption is permitted, although we do not plan to adopt early. We have obligations under lease agreements for facilities and equipment, which are classified as operating leases under the existing lease standard. While we are still evaluating the impact ASU 2016-02 will have on our consolidated results of operations, financial condition, and cash flows, our financial statements will reflect an increase in both assets and liabilities due to the requirement to recognize right-of-use assets and lease liabilities on the consolidated balance sheets for our facility and equipment leases. As of December 31, 2017, we had $282.7 million of minimum future lease commitments under noncancelable lease agreements which will be subject to ASC 2016-02 once adopted.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which amends existing guidance for reporting comprehensive income to reflect changes resulting from the 2017 Tax Act ("Tax Act"). The amendment provides the option to reclassify stranded tax effects resulting from the Tax Act within accumulated other comprehensive income (AOCI) to retained earnings. New disclosures will be required upon adoption, including the accounting policy for releasing income tax effects from AOCI, whether reclassification of stranded income tax effects is elected, and information about other income tax effect reclassifications. The amendment will become effective for us on January 1, 2019, though early adoption is permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. We have expanded these policies below to effect the adoption of ASU 2014-09 in the first quarter of 2018.
CONTRACT ASSETS. Contract assets represent amounts for which we have the right to consideration for the services we have provided while a shipment is still in-transit but for which we have not yet completed our performance obligation or have not yet invoiced our customer. Upon completion of our performance obligations, which can vary in duration based upon the method of transport, and billing our customer these amounts become classified within accounts receivable and are then typically due within 30 days.
ACCRUED TRANSPORTATION EXPENSE. Accrued transportation expense represents amounts we owe to vendors, primarily transportation providers, for the services they have provided while a shipment is still in-transit as of the reporting date.
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
December 31, 2017 balance	$921,486	$185,873	$141,185	$27,272	$1,275,816
Translation	(986)	(818)	(137)	(25)	(1,966)
March 31, 2018 balance	$920,500	$185,055	$141,048	$27,247	$1,273,850

Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero analysis”). If the Step Zero analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). Refer to Critical Accounting Policies and Estimates.

Identifiable intangible assets consisted of the following (in thousands):

	March 31, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$263,093	$(132,799)	$130,294	$263,093	$(122,103)	$140,990
Non-competition agreements	300	(195)	105	300	(180)	120
Total finite-lived intangibles	263,393	(132,994)	130,399	263,393	(122,283)	141,110

Indefinite-lived intangibles
Trademarks	10,475	—	10,475	10,475	—	10,475
Total intangibles	$273,868	$(132,994)	$140,874	$273,868	$(122,283)	$151,585
Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Amortization expense	$9,399	$8,874
Definite-lived intangible assets, by reportable segment, as of March 31, 2018, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
Remainder of 2018	$5,866	$21,894	$—	$—	$27,760
2019	7,820	29,297	—	—	37,117
2020	260	26,593	—	—	26,853
2021	260	13,072	—	—	13,332
2022	260	13,072	—	—	13,332
Thereafter	391	11,614	—	—	12,005
Total					$130,399

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
We had no Level 3 assets or liabilities as of and during the periods ended March 31, 2018, and December 31, 2017. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	March 31, 2018	December 31, 2017	Maturity	March 31, 2018	December 31, 2017
Revolving credit facility	4.73%	2.70%	December 2019	$651,000	$715,000
Senior Notes, Series A	3.97%	3.97%	August 2023	175,000	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables securitization facility	2.62%	2.00%	April 2019	250,000	250,000
Total debt				1,401,000	1,465,000
Less: Current maturities and short-term borrowing				(651,000)	(715,000)
Long-term debt				$750,000	$750,000
SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the "Credit Agreement") with total availability of $900 million. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of March 31, 2018, the variable rate equaled LIBOR plus 1.13 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
The Credit Agreement contains various restrictions and covenants that require the Company to maintain certain financial ratios, including a maximum leverage ratio of 3.00 to 1.00. The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the administrative agent may declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if we become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency, or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable.
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of the Company's Senior Notes, Series A, Senior Notes Series B, and Senior Notes Series C, collectively (the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $512.1 million at March 31, 2018. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own risk. If the Notes were recorded at fair value, they would be classified as Level 2.
The Note Purchase Agreement contains various restrictions and covenants that require the Company to maintain certain financial ratios, including a maximum leverage ratio of 3.00 to 1.00, a minimum interest coverage ratio of 2.00 to 1.00, and a maximum consolidated priority debt to consolidated total asset ratio of 15 percent.
The Note Purchase Agreement provides for customary events of default. The occurrence of an event of default would permit certain Purchasers to declare certain Notes then outstanding to be immediately due and payable. Under the terms of the Note Purchase Agreement, the Notes are redeemable, in whole or in part, at 100 percent of the principal amount being redeemed together with a “make-whole amount” (as defined in the Note Purchase Agreement), and accrued and unpaid interest with respect to each Note. The obligations of the company under the Note Purchase Agreement and the Notes are guaranteed by C.H. Robinson Company, a Delaware corporation and a wholly-owned subsidiary of the company, and by C.H. Robinson Company, Inc., a Minnesota corporation and an indirect wholly-owned subsidiary of the company.

U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On April 26, 2017, we entered into a receivables purchase agreement and related transaction documents with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wells Fargo Bank, National Association to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of our U.S. trade accounts receivable and provides funding of up to $250 million. The interest rate on borrowings under the Receivables Securitization Facility is based on the asset-backed commercial paper rate plus a margin or 30 day LIBOR plus a margin. There is also a commitment fee we are required to pay on any unused portion of the facility. The Receivables Securitization Facility expires on April 26, 2019 unless extended by the parties. The recorded amount of borrowings outstanding on the Receivables Securitization Facility approximates fair value because it can be redeemed on short notice and the interest rate floats, therefore, we consider these borrowings to be a Level 2 financial liability.
The Receivables Securitization Facility contains various customary affirmative and negative covenants, and it also contains customary default and termination provisions which provide for acceleration of amounts owed under the Receivables Securitization Facility upon the occurrence of certain specified events.
As of March 31, 2018, we were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, and Receivables Securitization Facility.

NOTE 5. INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2011.
Our effective tax rate for the three months ended March 31, 2018 and 2017 was 21.3 percent and 31.7 percent, respectively. The effective income tax rate for the three months ended March 31, 2018 was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit but was partially offset by the tax impact of share-based payment awards which resulted in a decrease in our provision for income taxes for the three months ended March 31, 2018 and 2017 of $6.2 million and $9.3 million, respectively. We have asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international business. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $14.1 million as of March 31, 2018.
In connection with our initial analysis of the impact of the Tax Act, we recorded a discrete net tax benefit of $12.1 million in the year ended December 31, 2017. We have not yet completed our accounting for the income tax effects of certain elements of the Tax Act, but we were able to make reasonable estimates for elements in which our analysis is not complete and have therefore recorded provisional adjustments. During the three months ended March 31, 2018 we revised our analysis and recorded a net tax expense of $0.8 million related to an increase in transition taxes.
Further, per Financial Accounting Standards Board guidance, we are allowed to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income (“GILTI”) as a current-period expense when incurred or (2) factoring such amounts into our measurement of our deferred taxes. We have elected to recognize the tax on GILTI as a current-period expense in the period the tax is incurred.
As of March 31, 2018, we have $36.5 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.8 million in the next 12 months due to lapsing of statutes.

NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options	$5,002	$3,002
Stock awards	12,212	8,410
Company expense on ESPP discount	920	906
Total stock-based compensation expense	$18,134	$12,318
On May 12, 2016, our shareholders approved an amendment to and restatement of our 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 13,041,803 shares can be granted under this plan. Approximately 2,966,647 shares were available for stock awards under the plan as of March 31, 2018. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the plan.
Stock Options - We have awarded time-based and performance-based stock options to certain key employees. These options are subject to certain vesting requirements over a five-year period based on the company’s earnings growth or on the employees continued employment. Any options remaining unvested at the end of the five-year vesting period are forfeited to the company. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options) on the grants.
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of March 31, 2018, unrecognized compensation expense related to stock options was $53.9 million. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings growth, and certain other conditions.
Full Value Awards - We have awarded performance-based shares and restricted stock units to certain key employees and non-employee directors. These awards are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. The awards also contain restrictions on the awardees’ ability to sell or transfer vested awards for a specified period of time. The fair value of these awards is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 15 percent to 21 percent and are calculated using the Black-Scholes option pricing model-protective put method. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.
We have also awarded time-based restricted shares and restricted stock units to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant, discounted for post-vesting holding restrictions and is being expensed over the vesting period of the award.
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
As of March 31, 2018, there was unrecognized compensation expense of $126.2 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings growth, and certain other conditions.

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

Three Months Ended March 31, 2018
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
65,416	$5,211	$920

NOTE 7. LITIGATION
We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including 12 contingent auto liability cases. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our condensed consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are often unable to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

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
There was $28.6 million of goodwill recorded related to the acquisition of Milgram. The Milgram goodwill is a result of acquiring and retaining the Milgram existing workforce and expected synergies from integrating its business into ours. Purchase accounting is considered preliminary, subject to revision primarily related to certain income tax related balances expected be finalized in 2018. The goodwill is not deductible for tax purposes. The results of operations of Milgram have been included in our consolidated financial statements since September 1, 2017.

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

The internal reporting of segments is defined, based in part, on the reporting and review process used by our chief operating decision maker, our Chief Executive Officer. The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies. Segment information as of, and for the three months ended March 31, 2018 and 2017, is as follows (dollars in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended March 31, 2018
Revenues	$2,663,011	$553,754	$550,469	$158,093	$—	$3,925,327
Intersegment revenues(1)	123,545	9,364	48,346	6,299	(187,554)	—
Total revenues	2,786,556	563,118	598,815	164,392	(187,554)	3,925,327
Net revenues	414,769	123,037	53,870	34,249	—	625,925
Income from operations	174,078	8,221	9,307	(21)	—	191,585
Depreciation and amortization	6,133	8,909	1,173	8,026	—	24,241
Total assets(2)	2,383,229	805,184	412,415	706,948	—	4,307,776
Average headcount	6,855	4,767	907	2,559	—	15,088

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended March 31, 2017
Revenues	$2,259,252	$468,788	$550,445	$136,640	$—	$3,415,125
Intersegment revenues(1)	101,154	8,143	33,340	6,878	(149,515)	—
Total revenues	2,360,406	476,931	583,785	143,518	(149,515)	3,415,125
Net revenues	372,440	106,546	56,837	32,743	—	568,566
Income from operations	155,877	16,206	14,652	1,223	—	187,958
Depreciation and amortization	5,590	8,020	1,146	7,675	—	22,431
Total assets(2)	2,126,900	699,139	409,972	539,733	—	3,775,744
Average headcount	6,844	3,926	961	2,548	—	14,279
(1) Intersegment revenues represent the sales between our segments and are eliminated to reconcile to our consolidated results.
(2) All cash and cash equivalents are included in All Other and Corporate.

NOTE 10: REVENUE FROM CONTRACTS WITH CUSTOMERS
In 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which we adopted in the first quarter of 2018. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a customer contract are satisfied. The standard also requires new and expanded disclosures regarding revenue recognition. We adopted the new standard on January 1, 2018, using the modified retrospective transition method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the January 1, 2018 opening balance of retained earnings. The comparative information for previous periods has not been restated and continues to be reported under the accounting standards in effect for those periods.
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09 were as follows:

	Balance at December 31, 2017	Adjustments	Balance at January 1, 2018
Balance Sheet
Assets
Receivables, net of allowance for doubtful accounts	$2,113,930	$(101,718)	$2,012,212
Contract assets	—	147,764	147,764
Prepaid expenses and other	63,116	4,021	67,137

Liabilities
Accounts payable	1,000,305	(56,493)	943,812
Accrued expenses - transportation expense	—	94,811	94,811
Accrued expenses - compensation	105,316	1,964	107,280
Accrued expenses - other accrued liabilities	58,229	(2,752)	55,477
Deferred tax liabilities	45,355	3,298	48,653

Equity
Retained earnings	3,437,093	9,239	3,446,332

The impact of adoption of ASU 2014-09 on our consolidated statements of operations and consolidated balance sheets were as follows. The adoption of ASU 2014-09 did not have a material impact upon our consolidated statement of cash flows.

	Three Months Ended March 31, 2018
	As reported	Balances without adoption of ASU 2014-09	Effect of Change Higher / (Lower)
Income Statement
Revenues
Transportation	$3,637,640	$3,621,882	$15,758
Sourcing (1)	287,687	314,831	(27,144)
Total Revenues	$3,925,327	$3,936,713	$(11,386)
Costs and expenses
Purchased transportation and related services	$3,041,602	$3,028,663	$12,939
Purchased products sourced for resale (1)	257,800	284,944	(27,144)
Personnel expenses	328,297	328,224	73
Other selling, general, and administrative expenses	106,043	106,043	—
Total Costs and Expenses	3,733,742	3,747,874	(14,132)
Income from operations	191,585	188,839	2,746
Interest and other expense	(10,700)	(10,700)	—
Income before provision for income taxes	180,885	178,139	2,746
Provision for income taxes	38,588	37,902	686
Net income	$142,297	$140,237	$2,060
(1) We have identified certain customer contracts in our sourcing managed procurement business that changed from a principal to an agent relationship under the new standard. This change resulted in these contracts being recognized at the net amount we charge our customers but had no impact on income from operations.

	As of March 31, 2018
	As reported	Balances without adoption of ASU 2014-09	Effect of Change Higher / (Lower)
Balance Sheet
Assets
Receivables, net of allowance for doubtful accounts	$2,019,333	$2,133,695	$(114,362)
Contract assets	161,028	—	161,028
Prepaid expenses and other	60,870	56,607	4,263

Liabilities
Accounts payable	$990,065	$1,065,221	$(75,156)
Accrued expenses - transportation expense	111,920	—	111,920
Accrued expenses - compensation	69,723	67,687	2,036
Accrued expenses - other accrued liabilities	54,025	57,153	(3,128)
Deferred tax liabilities	52,883	48,925	3,958

Equity
Retained earnings	$3,523,245	$3,511,946	$11,299
We typically do not receive consideration from our customer prior to the completion of our performance obligation and as such contract liabilities as of March 31, 2018 and revenue recognized in the three months ended March 31, 2018 resulting from contract liabilities existing as of January 1, 2018 were not significant. Contract assets and accrued expenses - transportation expense fluctuate from period to period based upon shipments in-transit at period end.

A summary of our gross revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the three months ended March 31, 2018 is as follows:

	Three Months Ended March 31, 2018
	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services	$2,663,011	$553,754	$262,782	$158,093	$3,637,640
Sourcing	—	—	287,687	—	287,687
Total	$2,663,011	$553,754	$550,469	$158,093	$3,925,327

Timing of Revenue Recognition
Performance obligations completed over time	$2,663,011	$553,754	$262,782	$158,093	$3,637,640
Performance obligations completed at a point in time	—	—	287,687	—	287,687
Total	$2,663,011	$553,754	$550,469	$158,093	$3,925,327

Approximately 91 percent of our gross revenues for the three months ended March 31, 2018 are attributable to arranging for the transportation of our customer’s freight for which we transfer control and satisfy our performance obligation over the requisite transit period. A days in transit output method is used to measure the progress of our performance as of the reporting date. We determine the transit period based upon the departure date and the delivery date, which may be estimated if delivery has not occurred as of the reporting date. Determining the transit period and how much of it has been completed as of the reporting date may require management to make judgments that affect the timing of revenue recognized. We have determined that revenue recognition over the transit period provides a faithful depiction of the transfer of goods and services to our customer as our obligation is performed over the transit period. The transaction price for our performance obligation under these arrangements is generally fixed and readily determinable upon contract inception and is not contingent upon the occurrence or non-occurrence of another event.
Approximately seven percent of our gross revenues for the three months ended March 31, 2018 are attributable to buying, selling, and/or marketing of produce including fresh fruits, vegetables, and other value-added perishable items. Of these transactions, nearly all of our gross revenues are recognized at a point in time upon completion of our performance obligation, which is generally when the produce is received by our customer. The transaction price for our performance obligation under these arrangements is generally fixed and readily determinable upon contract inception and is not contingent upon the occurrence or non-occurrence of another event.
Approximately two percent of our gross revenues for the three months ended March 31, 2018 are attributable to value-added logistics services, such as customs brokerage, fee-based managed services, warehousing services, small parcel, and supply chain consulting and optimization services. Of these services, nearly all are recognized over time as we complete our performance obligation. Transaction price is determined and allocated to these performance obligations at their fixed fee or agreed upon rate multiplied by their associated measure of progress, which may be transactional volumes, labor hours, or time elapsed.
Practical Expedients - Upon the adoption of ASU 2014-09, we have determined that we qualify for certain practical expedients to facilitate the adoption of the standard. We have elected to expense incremental costs of obtaining customer contracts (i.e. sales commissions) due to the short duration of our arrangements as the amortization period of such amounts is expected to be less than one year. These amounts are included within personnel expenses in our consolidated statements of operations and comprehensive income. In addition, we do not disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied as of the end of the period as our contracts have an expected length of one year or less. Finally, for certain of our performance obligations such as fee-based managed services, supply chain consulting and optimization services, and warehousing services we have recognized revenue in the amount for which we have the right to invoice our customer as we have determined this amount corresponds directly with the value provided to the customer for our performance completed to date.

Critical Accounting Policies and Estimates - We have updated our revenue recognition critical accounting policy to reflect the adoption of ASU 2014-09 below.
REVENUE RECOGNITION. At contract inception, we assess the goods and services promised in our contracts with customers and identify our performance obligations to provide distinct goods and services to our customers. We have determined that the following distinct goods and services represent our primary performance obligations.

Transportation and Logistics Services - As a third party logistics provider, our primary performance obligation under our customer contracts is to utilize our relationships with a wide variety of transportation companies to efficiently and cost-effectively transport our customer’s freight. Revenue is recognized for these performance obligations as they are satisfied over the contract term, which generally represents the transit period. The transit period can vary based upon the method of transport, generally a couple days for over-the-road, rail and air transportation, or several weeks in the case of an ocean shipment. When the customer’s freight reaches its intended destination our performance obligation is complete. Pricing for our services is generally a fixed amount and is typically due within 30 days upon completion of our performance obligation.
We also provide certain value-added logistics services, such as customs brokerage, fee-based managed services, warehousing services, small parcel, and supply chain consulting and optimization services. These services may include one or more performance obligations which are generally satisfied over the service period as we perform our obligations. The service period may be a very short duration, in the case of customs brokerage, or it may be longer in the case of managed services and supply chain consulting and optimization services. Pricing for our services is established in the customer contract and is dependent upon the specific needs of the customer but may be agreed upon at a fixed fee per transaction, labor hour, or service period. Payment is typically due within 30 days upon completion of our performance obligation.
Sourcing services - We contract with grocery retailers, restaurants, foodservice distributors, and produce wholesalers to provide sourcing services under the trade name Robinson Fresh. Our primary service obligation under these contracts is the buying, selling, and/or marketing of produce including fresh fruits, vegetables, and other value-added perishable items. Revenue is recognized when our performance obligations under these contracts is satisfied at a point in time, generally when the produce is received by our customer. Pricing under these contracts is generally a fixed amount and is typically due within 30 days upon completion of our performance obligation.
In many cases, as additional performance obligations, we contract to arrange logistics and transportation of the products we buy, sell, and/or market. These performance obligations are satisfied over the contract term consistent with our other transportation and logistics services. The contract period is typically less than one year. Pricing for our services is generally a fixed amount and is typically due within 30 days upon completion of our performance obligation.
Total revenues represent the total dollar value of revenue recognized from contracts with customers for the goods and services we provide. Substantially all of our revenue is attributable to contracts with our customers. Our net revenues are our total revenues less purchased transportation and related services, including contracted motor carrier, rail, ocean, air, and other costs, and the purchase price and services related to the products we source. Most transactions in our transportation and sourcing businesses are recorded at the gross amount we charge our customers for the service we provide and goods we sell. In these transactions, we are primarily responsible for fulfilling the promise to provide the specified good or service to our customer and we have discretion in establishing the price for the specified good or service. Additionally, in our sourcing business, in some cases we take inventory risk before the specified good has been transferred to our customer. Customs brokerage, managed services, freight forwarding, and sourcing managed procurement transactions are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.

NOTE 11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' investment on our condensed consolidated balance sheets. The recorded balance, at March 31, 2018, and December 31, 2017, was $19.0 million and $18.5 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency translation adjustments at March 31, 2018 and December 31, 2017.

NOTE 12. SUBSEQUENT EVENTS
On April 9, 2018, we issued $600 million aggregate principal amount of senior unsecured notes ("Senior Notes") through a public offering, at an issue price of 99.40 percent and received $592.5 million of proceeds. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. We incurred $5.5 million in expenses related to the issuance of the Senior Notes (including a $3.9 million underwriting fee), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The proceeds from the Senior Notes were utilized to pay down the balance on our Credit Agreement.
We may redeem the Senior Notes, in whole or in part, at any time and from time to time prior to their maturity at the applicable redemption prices described in the Senior Notes. Upon the occurrence of a “change of control triggering event” as defined in the Senior Notes (generally, a change of control of us accompanied by a reduction in the credit rating for the Senior Notes), we will generally be required to make an offer to repurchase the Senior Notes from holders at 101 percent of their principal amount plus accrued and unpaid interest to the date of repurchase.
The Indenture contains covenants imposing certain limitations on the ability of us to incur liens, enter into sales and leaseback transactions, or consolidate, merge or transfer substantial all of its assets and those if our subsidiaries on a consolidated basis. It also provides for customary events of default (subject in certain cases to customary grace and cure periods), which include among other things nonpayment, breach of covenants in the Indenture and certain events of bankruptcy and insolvency. If an event of default occurs and is continuing with respect to the Senior Notes, the Trustee or holders of at least 25 percent in principal amount outstanding of the Senior Notes may declare the principal and the accrued and unpaid interest, if any, on all of the outstanding Senior Notes to be due and payable. These covenants and events of default are subject to a number of important qualifications, limitations and exceptions that are described in the Indenture. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which we must adhere.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes.
FORWARD-LOOKING INFORMATION
Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions or dispositions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include changes in economic conditions, including uncertain consumer demand; economic recessions; changes in market demand and pressures on the pricing for our services; fuel prices and availability; changes in the availability of equipment and services from third party providers, including the availability of contracted truckload carriers and changes in prices; changes in political and governmental conditions domestically and internationally; catastrophic events such as environmental events or terrorist attacks; failure to retain employees; failure of any of our technology or operating systems, including due to data security breaches or hacking; competition and growth rates within the third party logistics industry; risks associated with our decentralized operations; seasonality in the transportation industry; risks associated with litigation and insurance coverage; risks associated with operations outside of the U.S.; risks associated with the produce industry, including supply, product liability, food safety and contamination issues; risks of unexpected or unanticipated events or opportunities that might require additional capital expenditures; our dependence on our largest customers; risks associated with identifying suitable acquisitions and investments and with integrating acquired companies; risks associated with our long-term grown and profitability; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 28, 2018.

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
In addition to transportation and logistics services, we also provide sourcing services. Our sourcing business consists of buying, selling, and/or marketing fresh fruits, vegetables, and other value-added perishable items. We supply fresh produce through a network of independent produce growers and suppliers. Our customers include grocery retailers, restaurants, foodservice distributors, and produce wholesalers. In many cases, we also arrange the logistics and transportation of the products we sell and provide related supply chain services, such as replenishment, category management, and managed procurement services. Transportation revenues generated by Robinson Fresh are included in our transportation service line, but are included in Robinson Fresh.
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

	Three Months Ended March 31,
(In thousands, except per share data)	2018	2017
Revenues:
Transportation	$3,637,640	$3,102,043
Sourcing	287,687	313,082
Total revenues	3,925,327	3,415,125
Costs and expenses:
Purchased transportation and related services	3,041,602	2,563,885
Purchased products sourced for resale	257,800	282,674
Total costs and expenses	3,299,402	2,846,559
Net revenues	$625,925	$568,566

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
Our office network. Our office network is a competitive advantage. Building local customer and contract carrier relationships has been an important part of our success, and our worldwide network of offices supports our core strategy of serving customers locally, nationally, and globally. Our network offices helps us penetrate local markets, provides face-to-face service when needed, and enables us to recruit contract carriers. Our network also gives us knowledge of local market conditions, which is important in the transportation industry because it is market driven and very dynamic.
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
Our customers. In 2017, we worked with more than 120,000 active customers. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very diverse and unconcentrated. In 2017, our top 100 customers represented approximately 35 percent of our total revenues and approximately 23 percent of our net revenues. Our largest customer was approximately two percent of our total revenues.
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

RESULTS OF OPERATIONS
The following table summarizes our total revenues by services and products (in thousands):

	Three Months Ended March 31,
	2018	2017	% change
Transportation	$3,637,640	$3,102,043	17.3%
Sourcing	287,687	313,082	-8.1%
Total	$3,925,327	$3,415,125	14.9%
The following table illustrates our net revenue margins by services and products:

	Three Months Ended March 31,
	2018	2017
Transportation	16.4%	17.3%
Sourcing	10.4%	9.7%
Total	15.9%	16.6%

The following table summarizes our net revenues by service line. The service line net revenues in the table differ from the segment service line revenues discussed below as our segments have revenues from multiple service lines (in thousands):

	Three Months Ended March 31,
	2018	2017	% change
Transportation
Truckload	$330,291	$304,122	8.6%
LTL(1)	112,144	97,623	14.9%
Intermodal	6,332	7,492	-15.5%
Ocean	68,844	62,875	9.5%
Air	28,883	21,817	32.4%
Customs	20,655	16,078	28.5%
Other Logistics Services	28,889	28,151	2.6%
Total Transportation	596,038	538,158	10.8%
Sourcing	29,887	30,408	-1.7%
Total	$625,925	$568,566	10.1%
(1) Less than truckload ("LTL").

The following table represents certain statements of operations data, shown as percentages of our net revenues:

	Three Months Ended March 31,
	2018	2017
Net revenues	100.0%	100.0%
Operating expenses:
Personnel expenses	52.4%	51.1%
Other selling, general, and administrative expenses	17.0%	15.9%
Total operating expenses	69.4%	66.9%
Income from operations	30.6%	33.1%
Interest and other expense	(1.7)%	(1.6)%
Income before provision for income taxes	28.9%	31.4%
Provision for income taxes	6.2%	10.0%
Net income	22.7%	21.5%

The following table summarizes our results by reportable segment (dollars in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended March 31, 2018
Revenues	$2,663,011	$553,754	$550,469	$158,093	$—	$3,925,327
Intersegment revenues	123,545	9,364	48,346	6,299	(187,554)	—
Total revenues	2,786,556	563,118	598,815	164,392	(187,554)	3,925,327
Net revenues	414,769	123,037	53,870	34,249	—	625,925
Income from operations	174,078	8,221	9,307	(21)	—	191,585

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended March 31, 2017
Revenues	$2,259,252	$468,788	$550,445	$136,640	$—	$3,415,125
Intersegment revenues	101,154	8,143	33,340	6,878	(149,515)	—
Total revenues	2,360,406	476,931	583,785	143,518	(149,515)	3,415,125
Net revenues	372,440	106,546	56,837	32,743	—	568,566
Income from operations	155,877	16,206	14,652	1,223	—	187,958

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Total revenues and direct costs. Our consolidated total revenues increased 14.9 percent to $3.9 billion in the first quarter of 2018 compared to $3.4 billion in the first quarter of 2017. Total transportation revenues increased 17.3 percent to $3.6 billion in the first quarter of 2018 compared to $3.1 billion in the first quarter of 2017. The increase was driven by increased pricing and volume growth in most of our transportation services. Total purchased transportation and related services increased 18.6 percent to $3.0 billion in the first quarter of 2018 compared to $2.6 billion the first quarter of 2017. The increase was due to increased cost of transportation, including fuel, and volume growth in most of our transportation services. Our sourcing revenue decreased 8.1 percent to $287.7 million in the first quarter of 2018 from $313.1 million in the first quarter of 2017. Purchased products sourced for resale decreased 8.8 percent in the first quarter of 2018 to $257.8 million from $282.7 million in the first quarter of 2017. Sourcing total revenues and purchased products for resale decreased by $27.1 million as a result of our adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.

Net revenues. Total transportation net revenues increased 10.8 percent to $596.0 million in the first quarter of 2018 from $538.2 million in the first quarter of 2017. Our transportation net revenue margin decreased to 16.4 percent in the first quarter of 2018 from 17.3 percent in the first quarter of 2017 primarily due to the cost of transportation increasing more than customer pricing, including fuel, in most transportation services. Sourcing net revenues decreased to $29.9 million in the first quarter of 2018 from $30.4 million in the first quarter of 2017. Our sourcing net revenue margin increased to 10.4 percent in the first quarter of 2018 from 9.7 percent in the first quarter of 2017 driven by the impact of our adoption of ASU 2014-09.
Operating expenses. Operating expenses increased 14.1 percent to $434.3 million in the first quarter of 2018 from $380.6 million in the first quarter of 2017. Operating expenses as a percentage of net revenues increased to 69.4 percent in the first quarter of 2018 from 66.9 percent in the first quarter of 2017.
For the first quarter, personnel expenses increased 13.0 percent to $328.3 million in 2018 from $290.5 million in 2017. The increase in personnel expense was due to an increase of 5.7 percent in average headcount and an increase in variable compensation in the first quarter of 2018 compared to the first quarter of 2017.
For the first quarter of 2018, other selling, general, and administrative expenses increased 17.7 percent to $106.0 million in 2018 from $90.1 million in the first quarter of 2017. This increase was due primarily to a favorable $8.75 million legal settlement in the prior year and increased bad debt, occupancy and equipment maintenance and depreciation expense in the current year.
Income from operations. Income from operations increased 1.9 percent to $191.6 million in the first quarter of 2018 from $188.0 million in the first quarter of 2017. This increase was primarily driven by an increase in income from operations in NAST, largely offset by declines in income from operations in Global Forwarding and Robinson Fresh. Income from operations as a percentage of net revenues decreased to 30.6 percent in the first quarter of 2018 from 33.1 percent in the first quarter of 2017.
Interest and other expense. Interest and other expense was $10.7 million in the first quarter of 2018 compared to $9.3 million in the first quarter of 2017. The increase was due primarily to a higher average debt balance and higher interest rates during the quarter ended March 31, 2018, compared to the same period ended March 31, 2017. Increased borrowings were related to the acquisition of Milgram and increased working capital needs.
Provision for income taxes. Our effective income tax rate was 21.3 percent for the first quarter of 2018 and 31.7 percent for the first quarter of 2017. The effective income tax rate for the three months ended March 31, 2018 was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit but was partially offset by the tax impact of share-based payment awards which resulted in a decrease in our provision for income taxes for the three months ended March 31, 2018 and 2017 of $6.2 million and $9.3 million, respectively.
Net income. Net income increased 16.6 percent to $142.3 million in the first quarter of 2018 from $122.1 million in the first quarter of 2017. Basic net income per share increased 18.6 percent to $1.02 from $0.86 in the first quarter of 2018 compared to the first quarter of 2017. Diluted net income per share increased 17.4 percent to $1.01 from $0.86 in the first quarter of 2018 compared to the first quarter of 2017.

SEGMENT RESULTS OF OPERATIONS
Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017
North American Surface Transportation. NAST revenues increased 17.9 percent to $2.7 billion in the first quarter of 2018 from $2.3 billion in the first quarter of 2017. This increase was driven by increased pricing. NAST cost of transportation and related services increased 19.2 percent to $2.2 billion in the first quarter of 2018 from $1.9 billion in the first quarter of 2017, driven by higher cost per mile. NAST net revenues increased 11.4 percent to $414.8 million in the first quarter of 2018 from $372.4 million in the first quarter of 2017. This increase was driven by an increase in truckload and LTL net revenues, discussed below.
NAST truckload net revenues increased 10.1 percent to $294.8 million in the first quarter of 2018 from $267.6 million in the first quarter of 2017. NAST truckload volumes decreased seven percent in the first quarter of 2018 compared to the first quarter of 2017. NAST truckload net revenue margin decreased in the first quarter of 2018 compared to the first quarter of 2017, due primarily to higher transportation costs, including fuel costs.

NAST truckload net revenues accounted for approximately 94 percent of our total North American truckload net revenues in the first quarter of 2018 and approximately 92 percent in the first quarter of 2017. The majority of the remaining North American truckload net revenues are included in Robinson Fresh. Excluding the estimated impacts of the increase in fuel costs, our average truckload rate per mile charged to our customers increased approximately 21 percent in the first quarter of 2018 compared to the first quarter of 2017. Our truckload transportation costs increased approximately 21.5 percent, excluding the estimated increase in fuel costs. While rapidly rising prices often create incremental spot market activity, they can also create more margin compression on committed pricing arrangements. We experienced both of these impacts in our first quarter results, and expect them to continue for the remainder of 2018.
NAST LTL net revenues increased 14.8 percent to $107.3 million in the first quarter of 2018 from $93.5 million in the first quarter of 2017. This increase was due to increased customer pricing and a volume increase of eight percent in the first quarter of 2018 compared to the first quarter of 2017, partially offset by a decrease in net revenue margin resulting from increased purchased transportation costs.
NAST intermodal net revenues decreased 13.8 percent to $6.2 million in the first quarter of 2018 from $7.2 million in the first quarter of 2017. NAST intermodal net revenues and net revenue margin decreased while volume increased three percent and pricing increased in the first quarter of 2018 compared to the first quarter of 2017.
NAST operating expenses increased 11.1 percent in the first quarter of 2018 to $240.7 million compared to $216.6 million in the first quarter of 2017. This increase was due to increases in personnel and selling, general, and administrative expenses. The increase in personnel expense is primarily related to an increase in variable compensation. The increase in selling, general, and administrative expenses is primarily due to an increase in claims expense and the provision for bad debt. In the first quarter of 2017, we recorded collection of a previously resolved legal claim of $8.75 million. The operating expenses of NAST and all other segments include allocated corporate expenses.
NAST income from operations increased 11.7 percent to $174.1 million in the first quarter of 2018 from $155.9 million in the first quarter of 2017. This was primarily due to an increase in net revenues.
Global Forwarding. Global Forwarding revenues increased 18.1 percent to $553.8 million in the first quarter of 2018 compared to $468.8 million in the first quarter of 2017. Global Forwarding costs of transportation and related services increased 18.9 percent to $430.7 million in the first quarter of 2018 from $362.2 million in the first quarter of 2017. Global Forwarding net revenues increased 15.5 percent to $123.0 million in the first quarter of 2018 compared to $106.5 million in the first quarter of 2017. The acquisition of Milgram accounted for approximately five percentage points of the net revenue growth in Global Forwarding in the first quarter of 2018.
Global Forwarding ocean transportation net revenues increased 8.3 percent to $68.7 million in the first quarter of 2018 from $63.4 million in the first quarter of 2017, with Milgram contributing approximately three percentage points to the growth. This was primarily related to volume increases, including those from Milgram. Ocean transportation volumes increased approximately 11 percent and customer pricing also increased in the first quarter of 2018 compared to the same period of 2017.
Global Forwarding air transportation net revenues increased 27.7 percent to $26.0 million in the first quarter of 2018 from $20.4 million in the first quarter of 2017, with Milgram contributing approximately two percentage points to the growth. This was primarily related to volume increases, including those from acquisitions. Air transportation volumes increased approximately 18 percent and customer pricing also increased in the first quarter of 2018 compared to the same period of 2017.
Global Forwarding customs net revenues increased 28.5 percent to $20.7 million in the first quarter of 2018 from $16.1 million in 2017, with Milgram contributing approximately 21 percentage points to the growth. Customs transaction volumes increased approximately 61 percent in the first quarter of 2018 compared to the same period of 2017.
Global Forwarding operating expenses increased 27.1 percent in the first quarter of 2018 to $114.8 million from $90.3 million in the first quarter of 2017. This increase was due to increases in both personnel and selling, general, and administrative expenses. The personnel expense increase was driven by an average headcount increase of 21.4 percent. The acquisition of Milgram added approximately 7.5 percentage points to the Global Forwarding average headcount. Investments in technology and leased warehouse space in air freight were the other primary drivers of the selling, general, and administrative expense increase.
Global Forwarding income from operations decreased 49.3 percent to $8.2 million in the first quarter of 2018 from $16.2 million in the first quarter of 2017. This was primarily due to an increase in operating expenses.

Robinson Fresh. Robinson Fresh revenues were unchanged at $550.5 million in the first quarter of 2018 from the first quarter of 2017. Robinson Fresh costs of transportation and related services and purchased products sourced for resale increased 0.6 percent to $496.6 million in the first quarter of 2018 from $493.6 million in the first quarter of 2017. Robinson Fresh net revenues decreased 5.2 percent to $53.9 million in the first quarter of 2018 from $56.8 million in the first quarter of 2017.
Robinson Fresh net revenues from sourcing services decreased 1.7 percent to $29.9 million in the first quarter of 2018 compared to $30.4 million in the first quarter of 2017. This was primarily driven by a strategic customer exiting the fresh produce business.
Robinson Fresh net revenues from transportation services decreased 9.3 percent to $24.0 million in the first quarter of 2018 compared to $26.4 million in the first quarter of 2017, due to a decrease in truckload net revenue. Robinson Fresh transportation net revenue margin decreased in the first quarter of 2018 compared to the first quarter of 2017. Robinson Fresh transportation volumes decreased approximately nine percent in the first quarter of 2018 compared to the first quarter of 2017.
Robinson Fresh operating expenses increased 5.6 percent in the first quarter of 2018 to $44.6 million from $42.2 million in the first quarter of 2017. This was primarily due to an increase in incentive compensation and a write off of a supplier advance.
Robinson Fresh income from operations decreased 36.5 percent to $9.3 million in the first quarter of 2018 from $14.7 million in the first quarter of 2017. This was primarily due to an increase in operating expenses and a decrease in net revenues.
All Other and Corporate. All Other and Corporate includes our Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses. Managed Services provides Transportation Management Services, or Managed TMS. Europe Surface Transportation provides services similar to NAST across Europe.
Managed Services net revenues increased 6.5 percent in the first quarter of 2018 to $18.3 million compared to $17.2 million in the first quarter of 2017. This increase was a result of new business. Other Surface Transportation net revenues increased 2.5 percent in the first quarter of 2018 to $15.9 million compared to $15.6 million in the first quarter of 2017. This increase is primarily the result of volume growth in Europe.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4 (dollars in thousands):

Description	Carrying Value as of March 31, 2018	Borrowing Capacity	Maturity
Revolving credit facility	$651,000	$900,000	December 2019
Senior Notes, Series A	175,000	175,000	August 2023
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables securitization facility	250,000	250,000	April 2019
Senior Notes (1)	—	600,000	April 2028
Total	$1,401,000	$2,250,000
(1) The Senior Notes were issued on April 9, 2018. See Note 12 - Subsequent Events.
We expect to use our current credit facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases.
Cash and cash equivalents totaled $349.8 million as of March 31, 2018, and $333.9 million as of December 31, 2017. Cash and cash equivalents held outside the United States totaled $274.7 million as of March 31, 2018, and $275.3 million as of December 31, 2017. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $14.1 million as of March 31, 2018. Working capital at March 31, 2018, was $596.6 million and at December 31, 2017, was $523.5 million.

We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $200.6 million and $92.7 million of cash flow from operations during the three months ended March 31, 2018 and March 31, 2017, respectively, an increase of $107.9 million compared to the three months ended March 31, 2017. This was a result of improved collections and increased earnings.
Cash used for investing activities. We used $16.2 million and $18.4 million of cash during the three months ended March 31, 2018 and March 31, 2017 for investing activities.
We used $15.5 million and $16.7 million for capital expenditures during the three months ended March 31, 2018 and March 31, 2017. During the three months ended March 31, 2018, our capital expenditures consisted primarily of investments in facilities, office equipment, and information technology, which are intended to improve efficiencies and help grow the business.
During the three months ended March 31, 2017, we used $1.8 million for a post-closing working capital adjustment due to the sellers of APC under the terms of the acquisition agreement.
Cash used for financing activities. We used $170.7 million and $96.7 million of cash flow for financing activities during the three months ended March 31, 2018 and March 31, 2017.
During the three months ended March 31, 2018, we had net short-term repayments of $64.0 million. The outstanding balance on the revolving credit facility was $651.0 million as of March 31, 2018.
We used $65.4 million and $64.6 million to pay cash dividends during the three months ended March 31, 2018 and March 31, 2017. The increase was primarily due to a $0.01 dividend rate increase in 2018 compared to 2017, partially offset by a decrease in weighted average shares outstanding during the three months ended March 31, 2018, compared to the three months ended March 31, 2017.
We used $47.7 million and $29.0 million on share repurchases during the three months ended March 31, 2018 and March 31, 2017, see Item 2, Part II of this Quarterly Report on Form 10-Q. The change was due to an increase in the number of shares repurchased and the average price of the repurchased shares during the three months ended March 31, 2018, compared to the same period of 2017. In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of March 31, 2018, there were 1,434,595 shares remaining for future repurchases under the repurchase authorization. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions.
We used $18.1 million and $19.0 million to acquire shares from employees through their withholding taxes resulting from the delivery of restricted equity during the three months ended March 31, 2018 and March 31, 2017.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our condensed consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing our financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. We have updated these policies as applicable for the adoption of ASU 2014-09 in the first quarter of 2018. The following is a discussion of our critical accounting policies and estimates.

REVENUE RECOGNITION. At contract inception, we assess the goods and services promised in our contracts with customers and identify our performance obligations to provide distinct goods and services to our customers. We have determined that the following distinct goods and services represent our primary performance obligations.
Transportation and Logistics Services - As a third party logistics provider, our primary performance obligation under our customer contracts is to utilize our relationships with a wide variety of transportation companies to efficiently and cost-effectively transport our customer’s freight. Revenue is recognized for these performance obligations as they are satisfied over the contract term, which generally represents the transit period. The transit period can vary based upon the method of transport, generally a couple days for over-the-road, rail and air transportation, or several weeks in the case of an ocean shipment. When the customer’s freight reaches its intended destination our performance obligation is complete. Pricing for our services is generally a fixed amount and is typically due within 30 days upon completion of our performance obligation.
We also provide certain value-added logistics services, such as customs brokerage, fee-based managed services, warehousing services, small parcel, and supply chain consulting and optimization services. These services may include one or more performance obligations which are generally satisfied over the service period as we perform our obligations. The service period may be a very short duration, in the case of customs brokerage, or it may be longer in the case of managed services and supply chain consulting and optimization services. Pricing for our services is established in the customer contract and is dependent upon the specific needs of the customer but may be agreed upon at a fixed fee per transaction, labor hour, or service period. Payment is typically due within 30 days upon completion of our performance obligation.
Sourcing services - We contract with grocery retailers, restaurants, foodservice distributors, and produce wholesalers to provide sourcing services under the trade name Robinson Fresh. Our primary service obligation under these contracts is the buying, selling, and/or marketing of produce including fresh fruits, vegetables, and other value-added perishable items. Revenue is recognized when our performance obligations under these contracts is satisfied at a point in time, generally when the produce is received by our customer. Pricing under these contracts is generally a fixed amount and is typically due within 30 days upon completion of our performance obligation.
In many cases, as additional performance obligations, we contract to arrange logistics and transportation of the produce we buy, sell, and/or market. These performance obligations are satisfied over the contract term consistent with our other transportation and logistics services. Pricing for our services is generally a fixed amount and is typically due within 30 days upon completion of our performance obligation.
Total revenues represent the total dollar value of revenue recognized from contracts with customers for the goods and services we provide. Substantially all of our revenue is attributable to contracts with our customers. Our net revenues are our total revenues less purchased transportation and related services, including contracted motor carrier, rail, ocean, air, and other costs, and the purchase price and services related to the products we source. Most transactions in our transportation and sourcing businesses are recorded at the gross amount we charge our customers for the service we provide and goods we sell. In these transactions, we are primarily responsible for fulfilling the promise to provide the specified good or service to our customer and we have discretion in establishing the price for the specified good or service. Additionally, in our sourcing business, in some cases we take inventory risk before the specified good has been transferred to our customer. Customs brokerage, managed services, freight forwarding, and sourcing managed procurement transactions are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.
VALUATIONS FOR ACCOUNTS RECEIVABLE. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance was $40.5 million as of March 31, 2018 and $42.4 million as of December 31, 2017. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
GOODWILL. Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed.
Goodwill is tested for impairment annually on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”).
When we perform a Step One Analysis, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

In the Step One Analysis, the fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. Actual results may differ from those used in our valuations when a Step One analysis is performed.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had $349.8 million of cash and cash equivalents on March 31, 2018. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $900 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or "prime" plus the applicable add-on percentage as defined therein. At March 31, 2018, there was $651 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $175,000,000 of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023, (ii) $150,000,000 of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (iii) $175,000,000 of the company’s 4.60 percent Senior Notes, Series C, due August 27, 2033. At March 31, 2018, there was $500 million outstanding on the notes.
We are a party to a receivables securitization facility with various lenders and provides funding of up to $250 million. Interest accrues on the facility at variable rates based on the asset-backed commercial paper rate or the 30 day LIBOR plus the applicable add-on percentage as defined therein. At March 31, 2018, there was $250 million outstanding on the securitization facility.
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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the company during the quarter ended March 31, 2018, of shares of the company's common stock.

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2018-January 31, 2018	233,639	$93.90	56,265	1,935,892
February 1, 2018-February 28, 2018	52,624	93.86	42,031	1,893,861
March 1, 2018-March 31, 2018	463,867	91.43	459,266	1,434,595
First quarter 2018	750,130	$92.37	557,562	1,434,595
(a) The total number of shares purchased includes: (i) 557,562 shares of common stock purchased under the authorization described below; and (ii) 192,568 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(b) In August 2013, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of March 31, 2018, there were 1,434,595 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3. DEFAULTS ON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this report:

10.1	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended March 31, 2018 formatted in XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2018.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By:	/s/ Andrew C. Clarke
Andrew C. Clarke
Chief Financial Officer (principal accounting officer)