Form 10-Q
period 2018-06-30
C H ROBINSON WORLDWIDE INC
filed 2018-08-08
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2018, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 138,544,499.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets

(In thousands, except per share data)	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$310,575	$333,890
Receivables, net of allowance for doubtful accounts of $39,399 and $42,409	2,202,460	2,113,930
Contract assets	182,247	—
Prepaid expenses and other	63,374	63,116
Total current assets	2,758,656	2,510,936

Property and equipment, net	228,325	230,326
Goodwill	1,265,778	1,275,816
Other intangible assets, net	130,254	151,585
Deferred tax asset	10,714	6,870
Other assets	59,557	60,301
Total assets	$4,453,284	$4,235,834

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,059,669	$1,000,305
Outstanding checks	74,168	96,359
Accrued expenses:
Transportation expense	140,231	—
Compensation	99,279	105,316
Income taxes	18,393	12,240
Other accrued liabilities	66,987	58,229
Current portion of debt	66,000	715,000
Total current liabilities	1,524,727	1,987,449

Long-term debt	1,341,054	750,000
Noncurrent income taxes payable	25,364	26,684
Deferred tax liabilities	42,779	45,355
Other long-term liabilities	1,201	601
Total liabilities	2,935,125	2,810,089
Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 179,101 and 179,103 shares issued, 138,744 and 139,542 outstanding	13,874	13,954
Additional paid-in capital	478,451	444,280
Retained earnings	3,617,324	3,437,093
Accumulated other comprehensive loss	(46,537)	(18,460)
Treasury stock at cost (40,357 and 39,561 shares)	(2,544,953)	(2,451,122)
Total stockholders’ investment	1,518,159	1,425,745
Total liabilities and stockholders’ investment	$4,453,284	$4,235,834
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Revenues:
Transportation	$3,953,139	$3,319,995	$7,590,779	$6,422,038
Sourcing	322,898	390,023	610,585	703,105
Total revenues	4,276,037	3,710,018	8,201,364	7,125,143
Costs and expenses:
Purchased transportation and related services	3,313,196	2,781,355	6,354,798	5,345,240
Purchased products sourced for resale	291,358	354,874	549,158	637,548
Personnel expenses	340,630	284,220	668,927	574,724
Other selling, general, and administrative expenses	111,845	107,749	217,888	197,853
Total costs and expenses	4,057,029	3,528,198	7,790,771	6,755,365
Income from operations	219,008	181,820	410,593	369,778
Interest and other expense	(5,128)	(9,368)	(15,828)	(18,670)
Income before provision for income taxes	213,880	172,452	394,765	351,108
Provision for income taxes	54,717	61,381	93,305	117,957
Net income	159,163	111,071	301,460	233,151

Other comprehensive (loss) income	(27,512)	6,731	(28,077)	24,136
Comprehensive income	$131,651	$117,802	$273,383	$257,287

Basic net income per share	$1.14	$0.79	$2.16	$1.65
Diluted net income per share	$1.13	$0.78	$2.14	$1.65

Basic weighted average shares outstanding	139,464	141,061	139,745	141,229
Dilutive effect of outstanding stock awards	1,147	526	1,215	484
Diluted weighted average shares outstanding	140,611	141,587	140,960	141,713

Cash dividends declared per share	$0.46	$0.45	$0.92	$0.90
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$301,460	$233,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,479	45,377
Provision for doubtful accounts	9,055	7,669
Stock-based compensation	44,704	16,842
Deferred income taxes	(9,014)	(4,988)
Excess tax benefit on stock-based compensation	(7,502)	(10,583)
Loss on disposal of assets	668	536
Changes in operating elements (net of acquisitions):
Receivables	(214,620)	(244,682)
Contract assets	(34,483)	—
Prepaid expenses and other	5,326	(9,646)
Other non-current assets	3,243	(1,016)
Accounts payable and outstanding checks	101,770	135,130
Accrued transportation expense	45,420	—
Accrued compensation	(7,381)	(23,353)
Accrued income taxes	12,068	10,185
Other accrued liabilities	9,277	(4,611)
Net cash provided by operating activities	308,470	150,011

INVESTING ACTIVITIES
Purchases of property and equipment	(20,569)	(24,105)
Purchases and development of software	(9,514)	(8,865)
Acquisitions, net of cash acquired	(1,315)	(1,780)
Other	(1,546)	(1,095)
Net cash used for investing activities	(32,944)	(35,845)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	35,846	19,814
Stock tendered for payment of withholding taxes	(18,893)	(19,626)
Repurchase of common stock	(119,497)	(70,494)
Cash dividends	(130,559)	(128,806)
Proceeds from long-term borrowings	591,012	250,000
Proceeds from short-term borrowings	2,418,000	4,282,000
Payments on short-term borrowings	(3,067,000)	(4,430,000)
Net cash used for financing activities	(291,091)	(97,112)

Effect of exchange rates on cash	(7,750)	8,462
Net change in cash and cash equivalents	(23,315)	25,516
Cash and cash equivalents, beginning of period	333,890	247,666
Cash and cash equivalents, end of period	$310,575	$273,182

Noncash transactions from investing and financing activities:
Accrued share repurchases held in other accrued liabilities	$2,400	$—
Accrued purchases of property and equipment	1,677	1,500
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

RECENTLY ADOPTED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and in August 2015 issued ASU 2015-14, which amended the standard as to its effective date. The new comprehensive revenue recognition standard supersedes all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this new standard effective January 1, 2018 under the modified retrospective transition method applied to contracts that were not completed as of the date of initial application resulting in a $9.2 million cumulative adjustment to retained earnings.
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

RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 using a modified retrospective approach. Early adoption is permitted, although we do not plan to adopt early. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides another transition method no longer requiring application to previously reported periods. We plan to adopt Topic 842 by applying the new standard on January 1, 2019 and recognizing a cumulative adjustment to the opening balance of retained earnings.
We have obligations under lease agreements for facilities and equipment, which are classified as operating leases under the existing lease standard. While we are still evaluating the impact ASU 2016-02 will have on our consolidated results of operations, financial condition, and cash flows, our financial statements will reflect an increase in both assets and liabilities due to the requirement to recognize right-of-use assets and lease liabilities on the consolidated balance sheets for our facility and equipment leases. We are in the process of implementing a global lease accounting software and designing necessary internal controls to facilitate the adoption of the new standard. As of December 31, 2017, we had $282.7 million of minimum future lease commitments under noncancelable lease agreements which will be subject to ASU 2016-02 once adopted.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which amends existing guidance for reporting comprehensive income to reflect changes resulting from the 2017 Tax Act ("Tax Act"). The amendment provides the option to reclassify stranded tax effects resulting from the Tax Act within accumulated other comprehensive income (AOCI) to retained earnings. New disclosures will be required upon adoption, including the accounting policy for releasing income tax effects from AOCI, whether reclassification of stranded income tax effects is elected, and information about other income tax effect reclassifications. The amendment will become effective for us on January 1, 2019, although early adoption is permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.

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
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
December 31, 2017 balance	$921,486	$185,873	$141,185	$27,272	$1,275,816
Adjustments	(40)	(268)	—	—	(308)
Translation	(6,305)	(2,301)	(942)	(182)	(9,730)
June 30, 2018 balance	$915,141	$183,304	$140,243	$27,090	$1,265,778

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

Identifiable intangible assets consisted of the following (in thousands):

	June 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$261,938	$(142,249)	$119,689	$263,093	$(122,103)	$140,990
Non-competition agreements	300	(210)	90	300	(180)	120
Total finite-lived intangibles	262,238	(142,459)	119,779	263,393	(122,283)	141,110

Indefinite-lived intangibles
Trademarks	10,475	—	10,475	10,475	—	10,475
Total intangibles	$272,713	$(142,459)	$130,254	$273,868	$(122,283)	$151,585
Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization expense	$9,196	$8,843	$18,595	$17,718
Definite-lived intangible assets, by reportable segment, as of June 30, 2018, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
Remainder of 2018	$3,913	$14,744	$—	$—	$18,657
2019	7,820	29,485	—	—	37,305
2020	260	26,780	—	—	27,040
2021	260	13,260	—	—	13,520
2022	260	13,260	—	—	13,520
Thereafter	354	9,383	—	—	9,737
Total					$119,779

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
We had no Level 3 assets or liabilities as of and during the periods ended June 30, 2018, and December 31, 2017. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	June 30, 2018	December 31, 2017	Maturity	June 30, 2018	December 31, 2017
Revolving credit facility	3.68%	2.70%	December 2019	$66,000	$715,000
Senior Notes, Series A	3.97%	3.97%	August 2023	175,000	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables securitization facility (1)	2.87%	2.00%	April 2019	249,854	250,000
Senior Notes (1)	4.20%	N/A	April 2028	591,200	—
Total debt				1,407,054	1,465,000
Less: Current maturities and short-term borrowing				(66,000)	(715,000)
Long-term debt				$1,341,054	$750,000
(1) Net of unamortized discounts and issuance costs.
SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the "Credit Agreement") with total availability of $900 million. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of June 30, 2018, the variable rate equaled LIBOR plus 1.13 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
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
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of the Company's Senior Notes, Series A, Senior Notes Series B, and Senior Notes Series C, collectively (the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $491.8 million at June 30, 2018. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own risk. If the Notes were recorded at fair value, they would be classified as Level 2.
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
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes ("Senior Notes") through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. The proceeds from the Senior Notes were utilized to pay down the balance on our Credit Agreement. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $585.4 million as of June 30, 2018, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $591.2 million as of June 30, 2018. If the Senior Notes were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy.
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
The Senior Notes were issued under an indenture that contains covenants imposing certain limitations on our ability to incur liens, enter into sales and leaseback transactions and consolidate, merge or transfer substantial all of our assets and those of our subsidiaries on a consolidated basis. It also provides for customary events of default (subject in certain cases to customary grace and cure periods), which include among other things nonpayment, breach of covenants in the indenture and certain events of bankruptcy and insolvency. If an event of default occurs and is continuing with respect to the Senior Notes, the trustee or holders of at least 25 percent in principal amount outstanding of the Senior Notes may declare the principal and the accrued and unpaid interest, if any, on all of the outstanding Senior Notes to be due and payable. These covenants and events of default are subject to a number of important qualifications, limitations and exceptions that are described in the indenture. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which we must adhere.
As of June 30, 2018, we were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, Receivables Securitization Facility, and Senior Notes.

NOTE 5. INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2011. We are currently under an Internal Revenue Service audit for the 2015 tax year.
Our effective tax rate for the three months ended June 30, 2018 and 2017 was 25.6 percent and 35.6 percent, respectively, and our effective tax rate for the six months ended June 30, 2018 and 2017 was 23.6 percent and 33.6 percent, respectively. The effective income tax rate for the three and six months ended June 30, 2018 was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of share-based payment awards. The tax impact of share-based payment awards resulted in a decrease in our provision for income taxes for the six months ended June 30, 2018 and 2017 of $7.5 million and $10.6 million, respectively. We have asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international business. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $15.0 million as of June 30, 2018.
In connection with our initial analysis of the impact of the Tax Act, we recorded a discrete net tax benefit of $12.1 million in the year ended December 31, 2017. We have not yet completed our accounting for the income tax effects of certain elements of the Tax Act, but we were able to make reasonable estimates for elements in which our analysis is not complete and have therefore recorded provisional adjustments. During the six months ended June 30, 2018 we revised our analysis and recorded an additional net tax expense of $1.0 million related to an increase in 2017 transition taxes, resulting in a revised estimated net tax benefit of $11.1 million.
Further, per FASB guidance, we are allowed to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income (“GILTI”) as a current-period expense when incurred or (2) factoring such amounts into our measurement of our deferred taxes. We have elected to recognize the tax on GILTI as a current-period expense in the period the tax is incurred.
As of June 30, 2018, we have $36.0 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.8 million in the next 12 months due to lapsing of statutes.

NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$7,263	$624	$12,265	$3,626
Stock awards	18,692	3,312	30,904	11,722
Company expense on ESPP discount	615	588	1,535	1,494
Total stock-based compensation expense	$26,570	$4,524	$44,704	$16,842
On May 12, 2016, our shareholders approved an amendment to and restatement of our 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 13,041,803 shares can be granted under this plan. Approximately 3,006,181 shares were available for stock awards under the plan as of June 30, 2018. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the plan.

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
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of June 30, 2018, unrecognized compensation expense related to stock options was $45.9 million. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings growth, and certain other conditions.
Full Value Awards - We have awarded performance-based shares and restricted stock units to certain key employees and non-employee directors. These awards are subject to certain vesting requirements over a five-year period, based on our earnings growth. The awards also contain restrictions on the awardees’ ability to sell or transfer vested awards for a specified period of time. The fair value of these awards is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 15 percent to 21 percent and are calculated using the Black-Scholes option pricing model-protective put method. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.
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
As of June 30, 2018, there was unrecognized compensation expense of $106.9 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings growth, and certain other conditions.
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

Three Months Ended June 30, 2018
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
48,991	$3,484	$615

NOTE 7. LITIGATION
We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including 14 contingent auto liability cases. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our condensed consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are often unable to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

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
There was $28.3 million of goodwill recorded related to the acquisition of Milgram. The Milgram goodwill is a result of acquiring and retaining the Milgram existing workforce and expected synergies from integrating its business into ours. Purchase accounting is considered final. The goodwill is not deductible for tax purposes. The results of operations of Milgram have been included in our consolidated financial statements since September 1, 2017.

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

The internal reporting of segments is defined, based in part, on the reporting and review process used by our chief operating decision maker, our Chief Executive Officer. The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies. Segment information as of, and for the three and six months ended June 30, 2018 and 2017, is as follows (dollars in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended June 30, 2018
Revenues	$2,878,904	$617,597	$621,024	$158,512	$—	$4,276,037
Intersegment revenues(1)	135,317	14,875	50,131	3,891	(204,214)	—
Total revenues	3,014,221	632,472	671,155	162,403	(204,214)	4,276,037
Net revenues	436,813	144,031	55,537	35,102	—	671,483
Income from operations	184,566	29,788	9,232	(4,578)	—	219,008
Depreciation and amortization	6,085	8,753	1,144	8,256	—	24,238
Total assets(2)	2,470,743	861,080	445,926	675,535	—	4,453,284
Average headcount	6,957	4,736	909	2,627	—	15,229

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended June 30, 2017
Revenues	$2,381,551	$528,820	$657,003	$142,644	$—	$3,710,018
Intersegment revenues(1)	112,243	7,440	39,669	3,670	(163,022)	—
Total revenues	2,493,794	536,260	696,672	146,314	(163,022)	3,710,018
Net revenues	359,906	121,023	60,846	32,014	—	573,789
Income from operations	140,284	27,675	14,249	(388)	—	181,820
Depreciation and amortization	5,706	8,099	1,198	7,943	—	22,946
Total assets(2)	2,189,711	741,443	455,214	579,521	—	3,965,889
Average headcount	7,003	4,021	980	2,616	—	14,620

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Six Months Ended June 30, 2018
Revenues	$5,541,915	$1,171,351	$1,171,493	$316,605	$—	$8,201,364
Intersegment revenues(1)	258,862	24,239	98,477	10,190	(391,768)	—
Total Revenues	5,800,777	1,195,590	1,269,970	326,795	(391,768)	8,201,364
Net Revenues	851,582	267,068	109,407	69,351	—	1,297,408
Income from Operations	358,644	38,009	18,539	(4,599)	—	410,593
Depreciation and amortization	12,218	17,662	2,317	16,282	—	48,479
Total assets(2)	2,470,743	861,080	445,926	675,535	—	4,453,284
Average headcount	6,921	4,743	913	2,600	—	15,177

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Six Months Ended June 30, 2017
Revenues	$4,640,803	$997,608	$1,207,448	$279,284	$—	$7,125,143
Intersegment revenues(1)	213,397	15,583	73,009	10,548	(312,537)	—
Total Revenues	4,854,200	1,013,191	1,280,457	289,832	(312,537)	7,125,143
Net Revenues	732,346	227,569	117,683	64,757	—	1,142,355
Income from Operations	296,161	43,881	28,901	835	—	369,778
Depreciation and amortization	11,296	16,119	2,344	15,618	—	45,377
Total assets(2)	2,189,711	741,443	455,214	579,521	—	3,965,889
Average headcount	6,926	3,977	971	2,580	—	14,454
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

The impact of adoption of ASU 2014-09 on our consolidated statements of operations and consolidated balance sheets were as follows. The adoption of ASU 2014-09 did not have a material impact upon our consolidated statements of cash flows.

	Three Months Ended June 30, 2018
	As reported	Balances without adoption of ASU 2014-09	Effect of Change Higher / (Lower)
Income Statement
Revenues
Transportation	$3,953,139	$3,897,434	$55,705
Sourcing (1)	322,898	350,968	(28,070)
Total Revenues	$4,276,037	$4,248,402	$27,635
Costs and expenses
Purchased transportation and related services	$3,313,196	$3,264,140	$49,056
Purchased products sourced for resale (1)	291,358	319,428	(28,070)
Personnel expenses	340,630	340,153	477
Other selling, general, and administrative expenses	111,845	111,845	—
Total Costs and Expenses	4,057,029	4,035,566	21,463
Income from operations	219,008	212,836	6,172
Interest and other expense	(5,128)	(5,128)	—
Income before provision for income taxes	213,880	207,708	6,172
Provision for income taxes	54,717	53,130	1,587
Net income	$159,163	$154,578	$4,585

	Six Months Ended June 30, 2018
	As reported	Balances without adoption of ASU 2014-09	Effect of Change Higher / (Lower)
Income Statement
Revenues
Transportation	$7,590,779	$7,519,316	$71,463
Sourcing (1)	610,585	665,799	(55,214)
Total Revenues	$8,201,364	$8,185,115	$16,249
Costs and expenses
Purchased transportation and related services	$6,354,798	$6,292,803	$61,995
Purchased products sourced for resale (1)	549,158	604,372	(55,214)
Personnel expenses	668,927	668,377	550
Other selling, general, and administrative expenses	217,888	217,888	—
Total Costs and Expenses	7,790,771	7,783,440	7,331
Income from operations	410,593	401,675	8,918
Interest and other expense	(15,828)	(15,828)	—
Income before provision for income taxes	394,765	385,847	8,918
Provision for income taxes	93,305	91,032	2,273
Net income	$301,460	$294,815	$6,645
(1) We have identified certain customer contracts in our sourcing managed procurement business that changed from a principal to an agent relationship under the new standard. This change resulted in these contracts being recognized at the net amount we charge our customers but had no impact on income from operations.

	As of June 30, 2018
	As reported	Balances without adoption of ASU 2014-09	Effect of Change Higher / (Lower)
Balance Sheet
Assets
Receivables, net of allowance for doubtful accounts	$2,202,460	$2,268,854	$(66,394)
Contract assets	182,247	—	182,247
Prepaid expenses and other	63,374	62,004	1,370

Liabilities
Accounts payable	$1,059,669	$1,103,551	$(43,882)
Accrued expenses - transportation expense	140,231	—	140,231
Accrued expenses - compensation	99,279	96,766	2,513
Accrued expenses - other accrued liabilities	66,987	70,054	(3,067)
Deferred tax liabilities	42,779	37,235	5,544

Equity
Retained earnings	$3,617,324	$3,601,440	$15,884
We typically do not receive consideration from our customer prior to the completion of our performance obligation and as such contract liabilities as of June 30, 2018 and revenue recognized in the three and six months ended June 30, 2018 resulting from contract liabilities were not significant. Contract assets and accrued expenses - transportation expense fluctuate from period to period based upon shipments in-transit at period end.

A summary of our gross revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the three and six months ended June 30, 2018 is as follows:

	Three Months Ended June 30, 2018
	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services	$2,878,904	$617,597	$298,126	$158,512	$3,953,139
Sourcing	—	—	322,898	—	322,898
Total	$2,878,904	$617,597	$621,024	$158,512	$4,276,037

Timing of Revenue Recognition
Performance obligations completed over time	$2,878,904	$617,597	$298,126	$158,512	$3,953,139
Performance obligations completed at a point in time	—	—	322,898	—	322,898
Total	$2,878,904	$617,597	$621,024	$158,512	$4,276,037

	Six Months Ended June 30, 2018
	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services	$5,541,915	$1,171,351	$560,908	$316,605	$7,590,779
Sourcing	—	—	610,585	—	610,585
Total	$5,541,915	$1,171,351	$1,171,493	$316,605	$8,201,364

Timing of Revenue Recognition
Performance obligations completed over time	$5,541,915	$1,171,351	$560,908	$316,605	$7,590,779
Performance obligations completed at a point in time	—	—	610,585	—	610,585
Total	$5,541,915	$1,171,351	$1,171,493	$316,605	$8,201,364

Approximately 90 percent and 91 percent, respectively, of our gross revenues for the three and six months ended June 30, 2018 are attributable to arranging for the transportation of our customer’s freight for which we transfer control and satisfy our performance obligation over the requisite transit period. A days in transit output method is used to measure the progress of our performance as of the reporting date. We determine the transit period based upon the departure date and the delivery date, which may be estimated if delivery has not occurred as of the reporting date. Determining the transit period and how much of it has been completed as of the reporting date may require management to make judgments that affect the timing of revenue recognized. We have determined that revenue recognition over the transit period provides a faithful depiction of the transfer of goods and services to our customer as our obligation is performed over the transit period. The transaction price for our performance obligation under these arrangements is generally fixed and readily determinable upon contract inception and is not contingent upon the occurrence or non-occurrence of another event.
Approximately eight percent and seven percent, respectively, of our gross revenues for the three and six months ended June 30, 2018 are attributable to buying, selling, and/or marketing of produce including fresh fruits, vegetables, and other value-added perishable items. Of these transactions, nearly all of our gross revenues are recognized at a point in time upon completion of our performance obligation, which is generally when the produce is received by our customer. The transaction price for our performance obligation under these arrangements is generally fixed and readily determinable upon contract inception and is not contingent upon the occurrence or non-occurrence of another event.
Approximately two percent of our gross revenues for both the three and six months ended June 30, 2018 are attributable to value-added logistics services, such as customs brokerage, fee-based managed services, warehousing services, small parcel, and supply chain consulting and optimization services. Of these services, nearly all are recognized over time as we complete our performance obligation. Transaction price is determined and allocated to these performance obligations at their fixed fee or agreed upon rate multiplied by their associated measure of progress, which may be transactional volumes, labor hours, or time elapsed.

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

NOTE 11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' investment on our condensed consolidated balance sheets. The recorded balance, at June 30, 2018, and December 31, 2017, was $46.5 million and $18.5 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency adjustments at June 30, 2018 and December 31, 2017.

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
In addition to transportation and logistics services, we also provide sourcing services. Our sourcing business consists of buying, selling, and/or marketing fresh fruits, vegetables, and other value-added perishable items. We supply fresh produce through a network of independent produce growers and suppliers. Our customers include grocery retailers, restaurants, foodservice distributors, and produce wholesalers. In many cases, as additional performance obligations, we also arrange the logistics and transportation of the products we sell and provide related supply chain services, such as replenishment, category management, and managed procurement services. Transportation revenues generated by Robinson Fresh are included in our transportation service line, but are included in Robinson Fresh.

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
Our business model. We are primarily a service company. We add value and expertise in the procurement and execution of transportation and logistics, including sourcing of produce products for our customers. Our total revenues represent the total dollar value of services and goods we sell to our customers. Net revenues are a non-GAAP financial measure calculated as total revenues less the cost of purchased transportation and related services and the cost of purchased products sourced for resale. We believe net revenues are a useful measure of our ability to source, add value, and sell services and products that are provided by third parties, and we consider net revenues to be our primary performance measurement. Accordingly, the discussion of our results of operations often focuses on the changes in our net revenues. The reconciliation of total revenues to net revenues is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Transportation	$3,953,139	$3,319,995	$7,590,779	$6,422,038
Sourcing	322,898	390,023	610,585	703,105
Total revenues	4,276,037	3,710,018	8,201,364	7,125,143
Costs and expenses:
Purchased transportation and related services	3,313,196	2,781,355	6,354,798	5,345,240
Purchased products sourced for resale	291,358	354,874	549,158	637,548
Total costs and expenses	3,604,554	3,136,229	6,903,956	5,982,788
Net revenues	$671,483	$573,789	$1,297,408	$1,142,355
We keep our business model as variable as possible to allow us to be flexible and adapt to changing economic and industry conditions. We sell transportation services and produce to our customers under various price arrangements. Some prices are committed to for a period of time, subject to certain terms and conditions, and some prices are set on a spot market basis. We buy most of our truckload transportation capacity and produce on a spot market basis. Because of this, our net revenue per transaction tends to increase in times when there is excess supply and decrease in times when demand is strong relative to supply.
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
Our people. Because we are a service company, our continued success is dependent on our ability to continue to hire and retain talented, productive people, and to properly align our headcount and personnel expense with our business. Compensation programs are mostly performance-based and cash incentives are directly tied to productivity and performance. Most network management compensation is dependent on the profitability of their particular office. We believe this makes our employees more service-oriented and focused on driving growth and maximizing office productivity. All of our managers and certain other employees who have significant responsibilities are eligible to receive equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders.

Our customers. In 2017, we worked with more than 120,000 active customers. We work with a wide variety of companies, ranging in size from Fortune 100 companies to small family businesses, in many different industries. Our customer base is very diverse and unconcentrated. In 2017, our top 100 customers represented approximately 35 percent of our total revenues and approximately 23 percent of our net revenues. Our largest customer was approximately two percent of our total revenues in 2017.
Our contracted carriers. Our contracted carrier base includes motor carriers, railroads (primarily intermodal service providers), air freight, and ocean carriers. In 2017, we worked with approximately 73,000 transportation providers worldwide, up from approximately 71,000 in 2016. Motor carriers that had fewer than 100 tractors transported approximately 82 percent of our truckload shipments in 2017. In our transportation business, no single contracted carrier represents more than two percent of our contracted carrier capacity.
RESULTS OF OPERATIONS
The following table summarizes our total revenues by services and products (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% change	2018	2017	% change
Transportation	$3,953,139	$3,319,995	19.1%	$7,590,779	$6,422,038	18.2%
Sourcing	322,898	390,023	-17.2%	610,585	703,105	-13.2%
Total	$4,276,037	$3,710,018	15.3%	$8,201,364	$7,125,143	15.1%
The following table illustrates our net revenue margins by services and products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Transportation	16.2%	16.2%	16.3%	16.8%
Sourcing	9.8%	9.0%	10.1%	9.3%
Total	15.7%	15.5%	15.8%	16.0%

The following table summarizes our net revenues by service line. The service line net revenues in the table differ from the segment service line revenues discussed below as our segments have revenues from multiple service lines (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% change	2018	2017	% change
Transportation
Truckload	$341,442	$282,718	20.8%	$671,733	$586,840	14.5%
LTL(1)	119,189	102,213	16.6%	231,333	199,836	15.8%
Intermodal	9,181	8,308	10.5%	15,513	15,800	-1.8%
Ocean	87,035	73,438	18.5%	155,879	136,313	14.4%
Air	30,905	25,820	19.7%	59,788	47,637	25.5%
Customs	20,794	16,311	27.5%	41,449	32,389	28.0%
Other Logistics Services	31,397	29,832	5.2%	60,286	57,983	4.0%
Total Transportation	639,943	538,640	18.8%	1,235,981	1,076,798	14.8%
Sourcing	31,540	35,149	-10.3%	61,427	65,557	-6.3%
Total	$671,483	$573,789	17.0%	$1,297,408	$1,142,355	13.6%
(1) Less than truckload ("LTL").

The following table represents certain statements of operations data, shown as percentages of our net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	50.7%	49.5%	51.6%	50.3%
Other selling, general, and administrative expenses	16.7%	18.7%	16.8%	17.4%
Total operating expenses	67.4%	68.3%	68.4%	67.6%
Income from operations	32.6%	31.7%	31.6%	32.4%
Interest and other expense	(0.8)%	(1.6)%	(1.2)%	(1.6)%
Income before provision for income taxes	31.9%	30.1%	30.4%	30.7%
Provision for income taxes	8.1%	10.7%	7.2%	10.3%
Net income	23.7%	19.4%	23.2%	20.4%

The following table summarizes our results by reportable segment (dollars in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended June 30, 2018
Revenues	$2,878,904	$617,597	$621,024	$158,512	$—	$4,276,037
Intersegment revenues (1)	135,317	14,875	50,131	3,891	(204,214)	—
Total revenues	3,014,221	632,472	671,155	162,403	(204,214)	4,276,037
Net revenues	436,813	144,031	55,537	35,102	—	671,483
Income from operations	184,566	29,788	9,232	(4,578)	—	219,008

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended June 30, 2017
Revenues	$2,381,551	$528,820	$657,003	$142,644	$—	$3,710,018
Intersegment revenues (1)	112,243	7,440	39,669	3,670	(163,022)	—
Total revenues	2,493,794	536,260	696,672	146,314	(163,022)	3,710,018
Net revenues	359,906	121,023	60,846	32,014	—	573,789
Income from operations	140,284	27,675	14,249	(388)	—	181,820

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Six Months Ended June 30, 2018
Revenues	$5,541,915	$1,171,351	$1,171,493	$316,605	$—	$8,201,364
Intersegment revenues(1)	258,862	24,239	98,477	10,190	(391,768)	—
Total Revenues	5,800,777	1,195,590	1,269,970	326,795	(391,768)	8,201,364
Net Revenues	851,582	267,068	109,407	69,351	—	1,297,408
Income from Operations	358,644	38,009	18,539	(4,599)	—	410,593

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Six Months Ended June 30, 2017
Revenues	$4,640,803	$997,608	$1,207,448	$279,284	$—	$7,125,143
Intersegment revenues(1)	213,397	15,583	73,009	10,548	(312,537)	—
Total Revenues	4,854,200	1,013,191	1,280,457	289,832	(312,537)	7,125,143
Net Revenues	732,346	227,569	117,683	64,757	—	1,142,355
Income from Operations	296,161	43,881	28,901	835	—	369,778
(1) Intersegment revenues represent the sales between our segments and are eliminated to reconcile to our consolidated results.
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Total revenues and direct costs. Our consolidated total revenues increased 15.3 percent to $4.3 billion in the second quarter of 2018 compared to $3.7 billion in the second quarter of 2017. Total transportation revenues increased 19.1 percent to $4.0 billion in the second quarter of 2018 compared to $3.3 billion in the second quarter of 2017. The increase was driven by increased pricing, including fuel, and volume growth in most of our transportation services. Total purchased transportation and related services increased 19.1 percent to $3.3 billion in the second quarter of 2018 compared to $2.8 billion the second quarter of 2017. The increase was due to increased cost of transportation, including fuel, and volume growth in most of our transportation services. Our sourcing revenue decreased 17.2 percent to $322.9 million in the second quarter of 2018 from $390.0 million in the second quarter of 2017. Purchased products sourced for resale decreased 17.9 percent in the second quarter of 2018 to $291.4 million from $354.9 million in the second quarter of 2017. Sourcing total revenues and purchased products for resale decreased by $28.1 million as a result of our adoption of ASU 2014-09, Revenue from Contracts with Customers.
Net revenues. Total transportation net revenues increased 18.8 percent to $639.9 million in the second quarter of 2018 from $538.6 million in the second quarter of 2017. Our transportation net revenue margin was 16.2 percent in the second quarter of 2018 and the second quarter of 2017. Sourcing net revenues decreased 10.3 percent to $31.5 million in the second quarter of 2018 from $35.1 million in the second quarter of 2017. Our sourcing net revenue margin increased to 9.8 percent in the second quarter of 2018 from 9.0 percent in the second quarter of 2017 driven by the impact of our adoption of ASU 2014-09.
Operating expenses. Operating expenses increased 15.4 percent to $452.5 million in the second quarter of 2018 from $392.0 million in the second quarter of 2017. Operating expenses as a percentage of net revenues decreased to 67.4 percent in the second quarter of 2018 from 68.3 percent in the second quarter of 2017.
For the second quarter, personnel expenses increased 19.8 percent to $340.6 million in 2018 from $284.2 million in 2017. The increase in personnel expense was due to an increase in variable compensation and an increase of 4.2 percent in average headcount in the second quarter of 2018 compared to the second quarter of 2017.
For the second quarter of 2018, other selling, general, and administrative expenses increased 3.8 percent to $111.8 million in 2018 from $107.7 million in the second quarter of 2017.

Income from operations. Income from operations increased 20.5 percent to $219.0 million in the second quarter of 2018 from $181.8 million in the second quarter of 2017. This increase was primarily driven by an increase in income from operations in NAST and Global Forwarding, partially offset by a decrease in income from operations in Robinson Fresh and All Other and Corporate. Income from operations as a percentage of net revenues increased to 32.6 percent in the second quarter of 2018 from 31.7 percent in the second quarter of 2017.
Interest and other expense. Interest and other expense was $5.1 million in the second quarter of 2018 compared to $9.4 million in the second quarter of 2017. The decrease was due primarily to an $8.0 million favorable impact of currency revaluation, partially offset by increased interest expense from a higher average debt balance during the quarter ended June 30, 2018, compared to the same period ended June 30, 2017.
Provision for income taxes. Our effective income tax rate was 25.6 percent for the second quarter of 2018 and 35.6 percent for the second quarter of 2017. The effective income tax rate for the three months ended June 30, 2018 was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of share-based payment awards, which resulted in a decrease in our provision for income taxes for the three months ended June 30, 2018 and 2017 of $1.3 million and $1.2 million, respectively.
Net income. Net income increased 43.3 percent to $159.2 million in the second quarter of 2018 from $111.1 million in the second quarter of 2017. Basic net income per share increased 44.3 percent to $1.14 from $0.79 in the second quarter of 2018 compared to the second quarter of 2017. Diluted net income per share increased 44.9 percent to $1.13 from $0.78 in the second quarter of 2018 compared to the second quarter of 2017.

SEGMENT RESULTS OF OPERATIONS
Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017
North American Surface Transportation. NAST revenues increased 20.9 percent to $2.9 billion in the second quarter of 2018 from $2.4 billion in the second quarter of 2017. This increase was primarily driven by increased pricing, including fuel. NAST cost of transportation and related services increased 20.8 percent to $2.4 billion in the second quarter of 2018 from $2.0 billion in the second quarter of 2017, driven by higher cost per mile, including fuel. NAST net revenues increased 21.4 percent to $436.8 million in the second quarter of 2018 from $359.9 million in the second quarter of 2017. This was primarily driven by an increase in truckload and LTL net revenues, discussed below.
NAST truckload net revenues increased 22.9 percent to $307.2 million in the second quarter of 2018 from $250.0 million in the second quarter of 2017. NAST truckload volumes decreased 4.5 percent in the second quarter of 2018 compared to the second quarter of 2017. NAST truckload net revenue margin was slightly higher in the second quarter of 2018 compared to the second quarter of 2017.
NAST truckload net revenues accounted for approximately 94 percent of our total North American truckload net revenues in the second quarter of 2018 and approximately 92 percent in the second quarter of 2017. The majority of the remaining North American truckload net revenues are included in Robinson Fresh. Excluding the estimated impacts of the increase in fuel costs, our average truckload rate per mile charged to our customers increased approximately 20.5 percent in the second quarter of 2018 compared to the second quarter of 2017. Our truckload transportation costs increased approximately 19.5 percent, excluding the estimated increase in fuel costs. While rapidly rising prices often create incremental spot market activity, they can also create more margin compression on committed pricing arrangements. We experienced both of these impacts in our second quarter results, and expect them to continue for the remainder of 2018.
NAST LTL net revenues increased 17.8 percent to $114.4 million in the second quarter of 2018 from $97.1 million in the second quarter of 2017. This increase was due to increased customer pricing and a volume increase of six percent in the second quarter of 2018 compared to the second quarter of 2017, partially offset by a decrease in net revenue margin resulting from increased purchased transportation costs.
NAST intermodal net revenues increased 17.3 percent to $9.1 million in the second quarter of 2018 from $7.8 million in the second quarter of 2017. NAST intermodal net revenues increased due to increased customer pricing and a volume increase of approximately 3.5 percent, partially offset by a decrease in net revenue margin resulting from increased purchased transportation costs in the second quarter of 2018 compared to the second quarter of 2017.
NAST operating expenses increased 14.9 percent in the second quarter of 2018 to $252.2 million compared to $219.6 million in the second quarter of 2017. This was due to an increase in personnel expenses partially offset by a decrease in selling, general, and administrative expenses. The increase in personnel expense is primarily related to an increase in variable compensation, partially offset by a decrease in average headcount in the second quarter of 2018 compared to the second quarter of 2017. The decrease in selling, general, and administrative expenses is primarily due to a decrease in the provision for bad debt. The operating expenses of NAST and all other segments include allocated corporate expenses.
NAST income from operations increased 31.6 percent to $184.6 million in the second quarter of 2018 from $140.3 million in the second quarter of 2017. This was primarily due to an increase in net revenues.
Global Forwarding. Global Forwarding revenues increased 16.8 percent to $617.6 million in the second quarter of 2018 compared to $528.8 million in the second quarter of 2017. Global Forwarding costs of transportation and related services increased 16.1 percent to $473.6 million in the second quarter of 2018 from $407.8 million in the second quarter of 2017. Global Forwarding net revenues increased 19.0 percent to $144.0 million in the second quarter of 2018 compared to $121.0 million in the second quarter of 2017. The acquisition of Milgram accounted for approximately five percentage points of the net revenue growth in Global Forwarding in the second quarter of 2018.
Global Forwarding ocean transportation net revenues increased 18.5 percent to $86.8 million in the second quarter of 2018 from $73.2 million in the second quarter of 2017, primarily due to volume and pricing increases and approximately two percentage points of growth from Milgram. Ocean transportation volumes increased approximately seven percent in the second quarter of 2018 compared to the same period of 2017.
Global Forwarding air transportation net revenues increased 17.4 percent to $28.7 million in the second quarter of 2018 from $24.5 million in the second quarter of 2017. Air transportation volumes increased approximately nine percent and customer pricing also increased in the second quarter of 2018 compared to the same period of 2017. Milgram contributed approximately two percentage points to the air transportation net revenue growth.
Global Forwarding customs net revenues increased 27.5 percent to $20.8 million in the second quarter of 2018 from $16.3 million in 2017, with Milgram contributing approximately 21 percentage points to the growth. Customs transaction volumes increased approximately 60 percent in the second quarter of 2018 compared to the same period of 2017, with Milgram contributing approximately 50 percentage points to the growth.
Global Forwarding operating expenses increased 22.4 percent in the second quarter of 2018 to $114.2 million from $93.3 million in the second quarter of 2017. This increase was primarily due to an increase in personnel expense, which was driven by an average headcount increase of 17.8 percent and an increase in variable compensation. The acquisition of Milgram added approximately 7.5 percentage points to the Global Forwarding average headcount.
Global Forwarding income from operations increased 7.6 percent to $29.8 million in the second quarter of 2018 from $27.7 million in the second quarter of 2017. This was primarily due to an increase in net revenues, but was largely offset by increased personnel expenses.
Robinson Fresh. Robinson Fresh revenues decreased 5.5 percent to $621.0 million in the second quarter of 2018 from $657.0 million in the second quarter of 2017. Robinson Fresh costs of transportation and related services and purchased products sourced for resale decreased 5.1 percent to $565.5 million in the second quarter of 2018 from $596.2 million in the second quarter of 2017. Robinson Fresh net revenues decreased 8.7 percent to $55.5 million in the second quarter of 2018 from $60.8 million in the second quarter of 2017. Sourcing total revenues and purchased products for resale decreased by $28.1 million as a result of our adoption of ASU 2014-09.
Robinson Fresh net revenues from sourcing services decreased 10.3 percent to $31.5 million in the second quarter of 2018 compared to $35.1 million in the second quarter of 2017 as sourcing case volumes decreased six percent driven by lower levels of customer promotional activity in addition to higher purchased transportation costs.
Robinson Fresh net revenues from transportation services decreased 6.6 percent to $24.0 million in the second quarter of 2018 compared to $25.7 million in the second quarter of 2017. A truckload volume decline of 14.5 percent and margin compression in our committed business were partially offset by an increase in revenue per shipment in transactional business and volume growth in LTL.
Robinson Fresh operating expenses decreased 0.6 percent in the second quarter of 2018 to $46.3 million from $46.6 million in the second quarter of 2017. This was primarily due to a small decrease in selling, general and administrative expenses, partially offset by a small increase in personnel expenses.
Robinson Fresh income from operations decreased 35.2 percent to $9.2 million in the second quarter of 2018 from $14.2 million in the second quarter of 2017. This was primarily due to a decrease in net revenues.

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
Managed Services net revenues increased 10.5 percent in the second quarter of 2018 to $20.1 million compared to $18.2 million in the second quarter of 2017. This increase was primarily the result of selling additional services to existing customers and new customer wins. Other Surface Transportation net revenues increased 8.5 percent in the second quarter of 2018 to $15.0 million compared to $13.9 million in the second quarter of 2017. This increase was primarily the result of truckload pricing increases in Europe.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Total revenues and direct costs. Our consolidated total revenues increased 15.1 percent to $8.2 billion in the six months ended June 30, 2018, compared to $7.1 billion in the six months ended June 30, 2017. Total transportation revenues increased 18.2 percent to $7.6 billion in the six months ended June 30, 2018, from $6.4 billion in the six months ended June 30, 2017. The increase in total transportation revenues was driven by increased pricing and volumes in nearly all of our transportation services. Total purchased transportation and related services increased 18.9 percent in the six months ended June 30, 2018, to $6.4 billion from $5.3 billion in the six months ended June 30, 2017. The increase was due to increased costs of transportation, including fuel, and increased volumes in nearly all of our transportation services. Sourcing revenue decreased 13.2 percent to $610.6 million in the six months ended June 30, 2018 compared to $703.1 million in the six months ended June 30, 2017. Purchased products sourced for resale decreased 13.9 percent to $549.2 million in the six months ended June 30, 2018 compared to $637.5 million in the six months ended June 30, 2017. Sourcing total revenues and purchased products for resale decreased by $55.2 million as a result of our adoption of ASU 2014-09.
Net revenues. Total transportation net revenues increased 14.8 percent to $1.2 billion in the six months ended June 30, 2018 from $1.1 billion in the six months ended June 30, 2017. Our transportation net revenue margin decreased to 16.3 percent in the six months ended June 30, 2018 from 16.8 percent in the six months ended June 30, 2017, primarily due to the cost of transportation increasing at a higher rate than customer pricing, including fuel, in nearly all transportation services. Sourcing net revenues decreased 6.3 percent to $61.4 million in the six months ended June 30, 2018 from $65.6 million in the six months ended June 30, 2017. Our sourcing net revenue margin increased in the six months ended June 30, 2018 to 10.1 percent from 9.3 percent in the six months ended June 30, 2017 driven by the impact of our adoption of ASU 2014-09.
Operating expenses. Operating expenses increased 14.8 percent in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Operating expenses as a percentage of net revenues increased to 68.4 percent in the six months ended June 30, 2018, from 67.6 percent in the six months ended June 30, 2017.
Personnel expenses increased 16.4 percent to $668.9 million in the six months ended June 30, 2018, from $574.7 million in the six months ended June 30, 2017. For the six months ended June 30, 2018, our average headcount increased 5.0 percent compared to the same period ended June 30, 2017. The increase in personnel expense was more than the increase in average headcount due to increased expenses related to variable compensation plans.
Other selling, general, and administrative expenses increased 10.1 percent to $217.9 million in the six months ended June 30, 2018 from $197.9 million in the six months ended June 30, 2017. This increase was primarily driven by claims and occupancy expense increases.
Income from operations. Income from operations increased 11.0 percent to $410.6 million in the six months ended June 30, 2018, from $369.8 million in the six months ended June 30, 2017. Income from operations as a percentage of net revenues decreased to 31.6 percent in the six months ended June 30, 2018, from 32.4 percent in the six months ended June 30, 2017.
Interest and other expense. Interest and other expense decreased to $15.8 million in the six months ended June 30, 2018, from $18.7 million in the six months ended June 30, 2017. The decrease was due primarily to a $7.7 million favorable impact of currency revaluation, partially offset by increased interest expense on a higher average debt balance and higher interest rates during the six months ended June 30, 2018, compared to the same period ended June 30, 2017.
Provision for income taxes. Our effective income tax rate was 23.6 percent for the six months ended June 30, 2018, and 33.6 percent for the six months ended June 30, 2017. The effective income tax rate for the six months ended June 30, 2018 was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of share-based payment awards which resulted in a decrease in our provision for income taxes for the six months ended June 30, 2018 and 2017 of $7.5 million and $10.6 million, respectively.

Net income. Net income increased 29.3 percent to $301.5 million in the six months ended June 30, 2018, from $233.2 million in the six months ended June 30, 2017. Basic net income per share increased 30.9 percent to $2.16 in the six months ended June 30, 2018 from $1.65 in the six months ended June 30, 2017. Diluted net income per share increased 29.7 percent to $2.14 in the six months ended June 30, 2018 from $1.65 in the six months ended June 30, 2017.
SEGMENT RESULTS OF OPERATIONS
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
North American Surface Transportation. NAST revenues increased 19.4 percent to $5.5 billion during the six months ended June 30, 2018 from $4.6 billion during the six months ended June 30, 2017. This increase was driven by pricing increases in all services. NAST cost of transportation and related services increased 20.0 percent to $4.7 billion in the six months ended June 30, 2018 from $3.9 billion in the six months ended June 30, 2017. This was driven by increases in costs of transportation in all services. NAST net revenues increased 16.3 percent to $851.6 million in the six months ended June 30, 2018 from $732.3 million in the six months ended June 30, 2017. This increase was driven primarily by an increase in truckload and LTL net revenues.
NAST truckload net revenues increased 16.3 percent to $602.0 million during the six months ended June 30, 2018 from $517.6 million in the six months ended June 30, 2017. NAST truckload volumes decreased approximately six percent during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. NAST truckload net revenue margin decreased in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due to increased transportation costs, excluding the change in fuel costs.
NAST truckload net revenues accounted for approximately 94 percent of our total North American truckload net revenues in the six months ended June 30, 2018 and 92 percent in the six months ended June 30, 2017. The majority of the remaining North American truckload net revenues are included in Robinson Fresh. Excluding the estimated impacts of the increase in fuel costs, our average truckload rate per mile charged to our customers increased approximately 22 percent in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Our truckload transportation costs increased 23 percent, excluding the estimated increase in fuel costs.
NAST LTL net revenues increased 16.3 percent to $221.7 million in the six months ended June 30, 2018 from $190.7 million in the six months ended June 30, 2017. This increase was primarily due to an increase in customer pricing and a volume increase of approximately seven percent during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, partially offset by a decrease in net revenue margin.
NAST intermodal net revenues increased 2.4 percent to $15.3 million in the six months ended June 30, 2018 from $14.9 million in the six months ended June 30, 2017. Intermodal pricing and volumes increased in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
NAST operating expenses increased 13.0 percent during the six months ended June 30, 2018 to $492.9 million compared to $436.2 million during the six months ended June 30, 2017. This increase was driven by increases in personnel expenses and, to a lesser extent, other selling, general, and administrative expenses. The increase in personnel expense is related to an increase in expenses related to variable compensation plans. The increase in selling, general, and administrative expenses was driven by an increase in claims expenses. In the first quarter of 2017, we recorded collection of a previously resolved legal claim of $8.75 million.
NAST income from operations increased 21.1 percent to $358.6 million during the six months ended June 30, 2018 from $296.2 million in the six months ended June 30, 2017. This was primarily due to an increase in truckload and LTL net revenues, partially offset by increased personnel expenses.
Global Forwarding. Global Forwarding total revenues increased 17.4 percent to $1.2 billion in the six months ended June 30, 2018 compared to $997.6 million in the six months ended June 30, 2017. Global Forwarding costs of transportation and related services increased 17.4 percent to $904.3 million in the six months ended June 30, 2018 from $770.0 million in the six months ended June 30, 2017. Global Forwarding net revenues increased 17.4 percent to $267.1 million in the six months ended June 30, 2018 compared to $227.6 million in the six months ended June 30, 2017. The acquisition of Milgram accounted for approximately four percentage points of the net revenue growth in Global Forwarding during the six months ended June 30, 2018.
Global Forwarding ocean transportation net revenues increased 13.8 percent to $155.5 million in the six months ended June 30, 2018 from $136.7 million in the six months ended June 30, 2017, with Milgram contributing approximately two points to the growth. Ocean transportation volumes increased approximately nine percent and customer pricing also increased during the six months ended June 30, 2018 compared to the same period of 2017.
Global Forwarding air transportation net revenues increased 22.1 percent to $54.8 million in the six months ended June 30, 2018 from $44.9 million in the six months ended June 30, 2017, with Milgram contributing approximately two percentage points to the growth. Air transportation volumes increased approximately 13 percent and customer pricing also increased during the six months ended June 30, 2018 compared to the same period of 2017.
Global Forwarding customs net revenues increased 28.0 percent to $41.4 million in the six months ended June 30, 2018 from $32.4 million in 2017, with Milgram contributing approximately 16 percentage points to the growth. Customs transaction volumes increased approximately 62 percent during the six months ended June 30, 2018 compared to the same period of 2017, with Milgram contributing approximately 50 percentage points to the growth.
Global Forwarding operating expenses increased 24.7 percent in the six months ended June 30, 2018 to $229.1 million from $183.7 million in the six months ended June 30, 2017. This increase was due to increases in both personnel and selling, general, and administrative expenses. The personnel increase was driven by an increase in average headcount of 19.3 percent and increased variable compensation expense. The acquisition of Milgram added approximately 7.5 percentage points to the Global Forwarding average headcount.
Global Forwarding income from operations decreased 13.4 percent to $38.0 million in the six months ended June 30, 2018 from $43.9 million in the six months ended June 30, 2017. This was primarily due to an increase in operating expenses partially offset by an increase in net revenues.
Robinson Fresh. Robinson Fresh total revenues decreased 3.0 percent to $1.17 billion in the six months ended June 30, 2018 compared to $1.21 billion in the six months ended June 30, 2017. Robinson Fresh costs of transportation and related services and purchased products sourced for resale decreased 2.5 percent to $1.06 billion in the six months ended June 30, 2018 from $1.09 billion in the six months ended June 30, 2017. Robinson Fresh net revenues decreased 7.0 percent to $109.4 million in the six months ended June 30, 2018 from $117.7 million in the six months ended June 30, 2017. Sourcing total revenues and purchased products for resale decreased by $55.2 million as a result of our adoption of ASU 2014-09.
Robinson Fresh net revenues from sourcing services decreased 6.3 percent to $61.4 million in the six months ended June 30, 2018 compared to $65.6 million in the six months ended June 30, 2017. This was primarily the result of lower case volumes and lower net revenue per case.
Robinson Fresh net revenues from transportation services decreased 8.0 percent to $48.0 million in the six months ended June 30, 2018 compared to $52.1 million in the six months ended June 30, 2017, primarily due to decreases in truckload net revenue. Robinson Fresh transportation net revenue margin decreased in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due primarily to increased transportation costs, including fuel. Robinson Fresh truckload volumes decreased approximately 12 percent and LTL volumes increased approximately 28 percent in the six months ended June 30, 2018 compared to the same period of 2017.
Robinson Fresh operating expenses increased 2.3 percent in the six months ended June 30, 2018 to $90.9 million from $88.8 million in the six months ended June 30, 2017. This was primarily due to a slight increase in personnel expenses, partially offset by a decline in selling, general, and administrative expenses.
Robinson Fresh income from operations decreased 35.9 percent to $18.5 million in the six months ended June 30, 2018 from $28.9 million in the six months ended June 30, 2017. This was primarily due to a decrease in net revenues and an increase in operating expenses.
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
Managed Services net revenues increased 8.6 percent in the six months ended June 30, 2018 to $38.4 million compared to $35.4 million in the six months ended June 30, 2017. This increase was a result of volume growth from both new and existing customers. Other Surface Transportation increased 5.3 percent in the six months ended June 30, 2018 to $31.0 million compared to $29.4 million in the six months ended June 30, 2017, primarily due to increased customer pricing in Europe Surface Transportation.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4 (dollars in thousands):

Description	Carrying Value as of June 30, 2018	Borrowing Capacity	Maturity
Revolving credit facility	$66,000	$900,000	December 2019
Senior Notes, Series A	175,000	175,000	August 2023
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables securitization facility (1)	249,854	250,000	April 2019
Senior Notes (1)	591,200	600,000	April 2028
Total debt	$1,407,054	$2,250,000
(1) Net of unamortized discounts and issuance costs.
We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases.
Cash and cash equivalents totaled $310.6 million as of June 30, 2018, and $333.9 million as of December 31, 2017. Cash and cash equivalents held outside the United States totaled $260.0 million as of June 30, 2018, and $275.3 million as of December 31, 2017. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $15.0 million as of June 30, 2018. Working capital at June 30, 2018, was $1.2 billion and at December 31, 2017, was $523.5 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $308.5 million and $150.0 million of cash flow from operations during the six months ended June 30, 2018 and June 30, 2017, respectively, an increase of $158.5 million compared to the six months ended June 30, 2017. This was a result of increased earnings and improved collections.
Cash used for investing activities. We used $32.9 million and $35.8 million of cash during the six months ended June 30, 2018 and June 30, 2017 for investing activities.
We used $30.1 million and $33.0 million for capital expenditures during the six months ended June 30, 2018 and June 30, 2017. During the six months ended June 30, 2018, our capital expenditures consisted primarily of investments in facilities, office equipment, and information technology, which are intended to improve efficiencies and help grow the business.
During the six months ended June 30, 2017, we used $1.8 million for a post-closing working capital adjustment due to the sellers of APC Logistics ("APC") under the terms of the acquisition agreement.
Cash used for financing activities. We used $291.1 million and $97.1 million of cash flow for financing activities during the six months ended June 30, 2018 and June 30, 2017.
During the six months ended June 30, 2018, we had net short-term repayments of $649.0 million. The outstanding balance on the revolving credit facility was $66.0 million as of June 30, 2018.
During the six months ended June 30, 2018, we had long-term borrowings on Senior Notes of $591.0 million, net of underwriting discounts and issuance costs.
We used $130.6 million and $128.8 million to pay cash dividends during the six months ended June 30, 2018 and June 30, 2017. The increase was primarily due to a $0.01 dividend rate increase in 2018 compared to 2017, partially offset by a decrease in weighted average shares outstanding during the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

We used $119.5 million and $70.5 million on share repurchases during the six months ended June 30, 2018 and June 30, 2017, see Item 2, Part II of this Quarterly Report on Form 10-Q. The change was due to an increase in the number of shares repurchased and the average price of the repurchased shares during the six months ended June 30, 2018, compared to the same period of 2017. In May 2018, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of June 30, 2018, there were 15,651,203 shares remaining for future repurchases under the repurchase authorization. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions.
We used $18.9 million and $19.6 million to acquire shares from employees through their withholding taxes resulting from the delivery of restricted equity during the six months ended June 30, 2018 and June 30, 2017.
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
VALUATIONS FOR ACCOUNTS RECEIVABLE. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance was $39.4 million as of June 30, 2018 and $42.4 million as of December 31, 2017. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had $310.6 million of cash and cash equivalents on June 30, 2018. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $900 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or "prime" plus the applicable add-on percentage as defined therein. At June 30, 2018, there was $66 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $175,000,000 of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023, (ii) $150,000,000 of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (iii) $175,000,000 of the company’s 4.60 percent Senior Notes, Series C, due August 27, 2033. At June 30, 2018, there was $500 million outstanding on the notes.
We are a party to a Receivables Securitization Facility with various lenders and provides funding of up to $250 million. Interest accrues on the facility at variable rates based on the asset-backed commercial paper rate or the 30 day LIBOR plus the applicable add-on percentage as defined therein. At June 30, 2018, there was $250 million outstanding on the securitization facility.
We issued Senior Notes, through a public offering on April 9, 2018. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $585.4 million as of June 30, 2018, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $591.2 million at June 30, 2018.
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

Foreign Exchange Risk

We operate through a network of offices in North America, Europe, Asia, Australia, New Zealand, and South America.  As a result, we frequently transact using currencies other than the U.S. dollar, primarily the Chinese Yuan, Euro, Canadian dollar, and Mexican Peso. This often results in assets and liabilities, including intercompany balances, denominated in a currency other than the local functional currency.  In these instances most commonly we have balances denominated in U.S. dollars in regions where the U.S. dollar is not the functional currency. This results in foreign exchange risk.

Foreign exchange risk can be quantified by performing a sensitivity analysis assuming a hypothetical change in the value of the U.S. dollar compared to other currencies in which we transact. All other things being equal, a hypothetical 10 percent weakening of the U.S. dollar during three months ended June 30, 2018, would have a decrease to operating income of approximately $34 million and a hypothetical 10 percent strengthening of the U.S. dollar during the three months ended June 30, 2018, would have an increase to operating income of approximately $28 million. Our use of derivative financial instruments to manage foreign exchange risk is insignificant.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the company during the quarter ended June 30, 2018, of shares of the company's common stock.

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2018-April 30, 2018	228,377	$93.62	224,305	1,210,290
May 1, 2018-May 31, 2018	275,193	87.81	273,285	15,937,005
June 1, 2018-June 30, 2018	288,742	88.15	285,802	15,651,203
Second quarter 2018	792,312	$89.61	783,392	15,651,203
(a) The total number of shares purchased includes: (i) 783,392 shares of common stock purchased under the authorization described below; and (ii) 8,920 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(b) In May 2018, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of June 30, 2018, there were 15,651,203 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3. DEFAULTS ON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this report:

4.1
Indenture, dated April 11, 2018, between C.H. Robinson Worldwide, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 in C.H. Robinson Worldwide, Inc.'s Current Report on Form 8-K filed on April 11, 2018)

4.2
First Supplemental Indenture, dated April 11, 2018, between C.H. Robinson Worldwide, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.200% Notes due 2028, (incorporated by reference to Exhibit 4.2 in C.H. Robinson Worldwide, Inc.'s Current Report on Form 8-K filed on April 28, 2018)

4.3
Form of Global Note representing the 4.200% Notes due 2028 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.2 in C.H. Robinson Worldwide, Inc.'s Current Report on Form 8-K filed on April 11, 2018)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended June 30, 2018 formatted in XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2018.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By:	/s/ Andrew C. Clarke
Andrew C. Clarke
Chief Financial Officer (principal accounting officer)