Form 10-Q
period 2018-09-30
C H ROBINSON WORLDWIDE INC
filed 2018-11-07
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
952-937-8500
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐	Emerging Growth Company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2018, the number of shares outstanding of the registrant’s Common Stock, par value $.10 per share, was 137,504,393.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$297,801	$333,890
Receivables, net of allowance for doubtful accounts of $40,856 and $42,409	2,251,944	2,113,930
Contract assets	201,411	—
Prepaid expenses and other	53,909	63,116
Total current assets	2,805,065	2,510,936

Property and equipment, net	231,962	230,326
Goodwill	1,265,226	1,275,816
Other intangible assets, net	120,216	151,585
Deferred tax asset	9,270	6,870
Other assets	60,983	60,301
Total assets	$4,492,722	$4,235,834

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,077,780	$1,000,305
Outstanding checks	74,853	96,359
Accrued expenses:
Transportation expense	156,810	—
Compensation	121,813	105,316
Income taxes	15,213	12,240
Other accrued liabilities	68,863	58,229
Current portion of debt	—	715,000
Total current liabilities	1,515,332	1,987,449

Long-term debt	1,341,303	750,000
Noncurrent income taxes payable	23,903	26,684
Deferred tax liabilities	44,555	45,355
Other long-term liabilities	1,026	601
Total liabilities	2,926,119	2,810,089
Stockholders’ investment:
Preferred stock, $ .10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $ .10 par value, 480,000 shares authorized; 179,103 and 179,103 shares issued, 138,000 and 139,542 outstanding	13,800	13,954
Additional paid-in capital	502,439	444,280
Retained earnings	3,728,503	3,437,093
Accumulated other comprehensive loss	(57,414)	(18,460)
Treasury stock at cost (41,103 and 39,561 shares)	(2,620,725)	(2,451,122)
Total stockholders’ investment	1,566,603	1,425,745
Total liabilities and stockholders’ investment	$4,492,722	$4,235,834
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Transportation	$4,028,392	$3,433,701	$11,619,171	$9,855,739
Sourcing	263,508	350,750	874,093	1,053,855
Total revenues	4,291,900	3,784,451	12,493,264	10,909,594
Costs and expenses:
Purchased transportation and related services	3,359,520	2,869,616	9,714,318	8,214,856
Purchased products sourced for resale	238,336	320,989	787,494	958,537
Personnel expenses	335,299	293,204	1,004,226	867,928
Other selling, general, and administrative expenses	112,772	106,177	330,660	304,030
Total costs and expenses	4,045,927	3,589,986	11,836,698	10,345,351
Income from operations	245,973	194,465	656,566	564,243
Interest and other expense	(6,526)	(10,484)	(22,354)	(29,154)
Income before provision for income taxes	239,447	183,981	634,212	535,089
Provision for income taxes	63,552	64,795	156,857	182,752
Net income	175,895	119,186	477,355	352,337

Other comprehensive (loss) income	(10,877)	14,426	(38,954)	38,562
Comprehensive income	$165,018	$133,612	$438,401	$390,899

Basic net income per share	$1.27	$0.85	$3.42	$2.50
Diluted net income per share	$1.25	$0.85	$3.39	$2.49

Basic weighted average shares outstanding	138,797	140,422	139,425	140,962
Dilutive effect of outstanding stock awards	1,363	600	1,295	441
Diluted weighted average shares outstanding	140,160	141,022	140,720	141,403

Cash dividends declared per share	$0.46	$0.45	$1.38	$1.35
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$477,355	$352,337
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	68,475	24,509
Depreciation and amortization	72,402	69,340
Provision for doubtful accounts	12,333	11,176
Deferred income taxes	(5,794)	(6,779)
Excess tax benefit on stock-based compensation	(9,345)	(11,908)
Other	1,350	1,352
Changes in operating elements (net of acquisitions):
Receivables	(268,252)	(377,280)
Contract assets	(53,647)	—
Prepaid expenses and other	14,740	677
Other non-current assets	2,105	(2,220)
Accounts payable and outstanding checks	120,652	166,152
Accrued transportation expense	62,165	—
Accrued compensation	15,153	(6,102)
Accrued income taxes	9,247	7,873
Other accrued liabilities	9,944	(10,778)
Net cash provided by operating activities	528,883	218,349

INVESTING ACTIVITIES
Purchases of property and equipment	(35,794)	(32,132)
Purchases and development of software	(13,793)	(14,286)
Acquisitions, net of cash acquired	(1,315)	(48,446)
Other	(1,605)	204
Net cash used for investing activities	(52,507)	(94,660)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	591,012	250,000
Proceeds from short-term borrowings	2,588,000	6,448,000
Payments on short-term borrowings	(3,303,000)	(6,469,000)
Repurchase of common stock	(202,094)	(129,991)
Proceeds from stock issued for employee benefit plans	46,424	23,270
Stock tendered for payment of withholding taxes	(20,603)	(20,746)
Cash dividends	(195,158)	(192,765)
Net cash used for financing activities	(495,419)	(91,232)

Effect of exchange rates on cash	(17,046)	17,184
Net change in cash and cash equivalents	(36,089)	49,641
Cash and cash equivalents, beginning of period	333,890	247,666
Cash and cash equivalents, end of period	$297,801	$297,307

Noncash transactions from investing and financing activities:
Accrued share repurchases held in other accrued liabilities	$4,300	$4,000
Accrued purchases of property and equipment	1,104	800
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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.

We adopted this update in the third quarter of 2018, using a prospective approach. The adoption did not have a material impact on our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019. Early adoption is permitted, although we do not plan to adopt early. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides another transition method no longer requiring application to previously reported periods. We plan to adopt Topic 842 by applying the new standard on January 1, 2019 and recognizing a cumulative adjustment to the opening balance of retained earnings. Prior period balances will not be restated.
We have obligations under lease agreements for facilities and equipment, which are classified as operating leases under the existing lease standard. While we are still evaluating the impact ASU 2016-02 will have on our consolidated results of operations, financial condition, and cash flows, our financial statements will reflect an increase in both assets and liabilities due to the requirement to recognize right-of-use assets and lease liabilities on the consolidated balance sheets for our facility and equipment leases. We are in the final stages of implementing a global lease accounting software and designing necessary internal controls to facilitate the adoption of the new standard. As of December 31, 2017, we had $282.7 million of minimum future lease commitments under noncancelable lease agreements which will be subject to ASU 2016-02 once adopted.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which amends existing guidance for reporting comprehensive income to reflect changes resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Act"). The amendment provides the option to reclassify stranded tax effects resulting from the Tax Act within accumulated other comprehensive income (AOCI) to retained earnings. New disclosures will be required upon adoption, including the accounting policy for releasing income tax effects from AOCI, whether reclassification of stranded income tax effects is elected, and information about other income tax effect reclassifications. The amendment will become effective for us on January 1, 2019, although early adoption is permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
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
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
December 31, 2017 balance	$921,486	$185,873	$141,185	$27,272	$1,275,816
Acquisitions	—	301	—	—	301
Adjustments	(40)	(268)	—	—	(308)
Translation	(7,312)	(1,948)	(1,109)	(214)	(10,583)
September 30, 2018 balance	$914,134	$183,958	$140,076	$27,058	$1,265,226

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
Identifiable intangible assets consisted of the following (in thousands):

	September 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$261,662	$(151,996)	$109,666	$263,093	$(122,103)	$140,990
Non-competition agreements	300	(225)	75	300	(180)	120
Total finite-lived intangibles	261,962	(152,221)	109,741	263,393	(122,283)	141,110

Indefinite-lived intangibles
Trademarks	10,475	—	10,475	10,475	—	10,475
Total intangibles	$272,437	$(152,221)	$120,216	$273,868	$(122,283)	$151,585
Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization expense	$9,201	$9,157	$27,796	$26,875
Definite-lived intangible assets, by reportable segment, as of September 30, 2018, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
Remainder of 2018	$1,953	$7,455	$—	$—	$9,408
2019	7,820	29,445	—	—	37,265
2020	260	26,741	—	—	27,001
2021	260	13,220	—	—	13,480
2022	260	13,220	—	—	13,480
Thereafter	461	8,646	—	—	9,107
Total					$109,741

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
We had no Level 3 assets or liabilities as of and during the periods ended September 30, 2018, and December 31, 2017. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	September 30, 2018	December 31, 2017	Maturity	September 30, 2018	December 31, 2017
Revolving credit facility (1)	—%	2.70%	December 2019	$—	$715,000
Senior Notes, Series A	3.97%	3.97%	August 2023	175,000	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables securitization facility (2)	2.96%	2.00%	April 2019	249,898	250,000
Senior Notes (2)	4.20%	N/A	April 2028	591,405	—
Total debt				1,341,303	1,465,000
Less: Current maturities and short-term borrowing				—	(715,000)
Long-term debt				$1,341,303	$750,000
(1) There was no outstanding balance on the credit facility as of September 30, 2018. The average borrowing rate on the credit facility during the third quarter was 3.58 percent. The revolving credit facility was amended on October 24, 2018. The Amendment increases the amount of our revolving credit facility from $900 million to $1 billion and also extends the maturity date of the facility from December 31, 2019 to October 24, 2023.
(2) Net of unamortized discounts and issuance costs.

SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the "Credit Agreement"). Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of September 30, 2018, the variable rate equaled LIBOR plus 1.13 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
The Credit Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including a maximum leverage ratio of 3.00 to 1.00. The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the administrative agent may declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if we become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency, or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable.
On October 24, 2018, the Credit Agreement was amended to increase the total availability from $900 million to $1 billion and extend the maturity date from December 31, 2019 to October 24, 2023. The range of interest rate margins stated within the amendment are unchanged although the prescribed range will be determined based on our S&P rating and Moody's rating rather than a ratio of consolidated funded debt to consolidated EBITDA. In addition, the commitment fees were reduced to a range of 0.075 percent to 0.200 percent and will also be determined based on our S&P rating and Moody's rating rather than a ratio of consolidated funded debt to consolidated EBITDA. The amendments also provide that, if the holders of our Senior Notes (as defined below) agree to substantially the same change, the maximum leverage ratio will increase to 3.50 to 1.00.
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes, Series A, Senior Notes Series B, and Senior Notes Series C, collectively (the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $484.7 million at September 30, 2018. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own risk. If the Notes were recorded at fair value, they would be classified as Level 2.
The Note Purchase Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including a maximum leverage ratio of 3.00 to 1.00, a minimum interest coverage ratio of 2.00 to 1.00, and a maximum consolidated priority debt to consolidated total asset ratio of 15 percent.
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
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes ("Senior Notes") through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. The proceeds from the Senior Notes were utilized to pay down the balance on our Credit Agreement. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $593.5 million as of September 30, 2018, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $591.4 million as of September 30, 2018. If the Senior Notes were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy.
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
As of September 30, 2018, we were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, Receivables Securitization Facility, and Senior Notes.

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
Our effective tax rate for the three months ended September 30, 2018 and 2017 was 26.5 percent and 35.2 percent, respectively, and our effective tax rate for the nine months ended September 30, 2018 and 2017 was 24.7 percent and 34.2 percent, respectively. The effective income tax rate for the three and nine months ended September 30, 2018 was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of share-based payment awards. The tax impact of share-based payment awards resulted in a decrease in our provision for income taxes for the nine months ended September 30, 2018 and 2017 of $9.3 million and $11.9 million, respectively. We have asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international business. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $14.5 million as of September 30, 2018.
In connection with our initial analysis of the impact of the Tax Act, we recorded a discrete net tax benefit of $12.1 million in the year ended December 31, 2017. We have not yet completed our accounting for the income tax effects of certain elements of the Tax Act, but we were able to make reasonable estimates for elements in which our analysis is not complete and have therefore recorded provisional adjustments. During the nine months ended September 30, 2018, we revised our analysis and recorded an additional net tax expense of $3.6 million related to an increase in 2017 transition taxes, resulting in a revised estimated net tax benefit of $8.5 million.
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
As of September 30, 2018, we have $37.7 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.8 million in the next 12 months due to lapsing of statutes.

NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$5,666	$1,715	$17,931	$5,341
Stock awards	17,539	5,427	48,443	17,149
Company expense on ESPP discount	566	525	2,101	2,019
Total stock-based compensation expense	$23,771	$7,667	$68,475	$24,509
On May 12, 2016, our shareholders approved an amendment to and restatement of our 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 13,041,803 shares can be granted under this plan. Approximately 3,199,688 shares were available for stock awards under the plan as of September 30, 2018. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the plan.

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
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of September 30, 2018, unrecognized compensation expense related to stock options was $40.3 million. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings growth, and certain other conditions.
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
As of September 30, 2018, there was unrecognized compensation expense of $88.5 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings growth, and certain other conditions.
Employee Stock Purchase Plan - Our 1997 Employee Stock Purchase Plan ("ESPP") allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of each quarter discounted by 15 percent. Shares vest immediately. The following is a summary of the employee stock purchase plan activity:

Three Months Ended September 30, 2018
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
38,538	$3,207,903	$566,101

NOTE 7. LITIGATION
We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including 15 contingent auto liability cases. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our condensed consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are often unable to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

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

The internal reporting of segments is defined, based in part, on the reporting and review process used by our chief operating decision maker, our Chief Executive Officer. The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies. Segment information as of, and for the three and nine months ended September 30, 2018 and 2017, is as follows (dollars in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended September 30, 2018
Revenues	$2,931,461	$639,268	$565,590	$155,581	$—	$4,291,900
Intersegment revenues(1)	147,104	12,626	56,425	3,756	(219,911)	—
Total revenues	3,078,565	651,894	622,015	159,337	(219,911)	4,291,900
Net revenues	465,522	134,101	60,340	34,081	—	694,044
Income from operations	204,158	23,835	21,411	(3,431)	—	245,973
Depreciation and amortization	6,096	8,735	1,092	8,000	—	23,923
Total assets(2)	2,515,823	944,928	411,309	620,662	—	4,492,722
Average headcount	7,007	4,684	914	2,686	—	15,291

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended September 30, 2017
Revenues	$2,469,420	$552,134	$613,646	$149,251	$—	$3,784,451
Intersegment revenues(1)	115,796	7,873	43,272	3,228	(170,169)	—
Total revenues	2,585,216	560,007	656,918	152,479	(170,169)	3,784,451
Net revenues	377,403	129,842	54,253	32,348	—	593,846
Income from operations	151,392	31,125	11,586	362	—	194,465
Depreciation and amortization	5,808	8,455	1,190	8,510	—	23,963
Total assets(2)	2,297,980	840,762	413,520	623,326	—	4,175,588
Average headcount	6,998	4,301	970	2,634	—	14,903

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Nine Months Ended September 30, 2018
Revenues	$8,473,376	$1,810,619	$1,737,083	$472,186	$—	$12,493,264
Intersegment revenues(1)	405,966	36,865	154,902	13,946	(611,679)	—
Total Revenues	8,879,342	1,847,484	1,891,985	486,132	(611,679)	12,493,264
Net Revenues	1,317,104	401,169	169,747	103,432	—	1,991,452
Income from Operations	562,802	61,844	39,950	(8,030)	—	656,566
Depreciation and amortization	18,314	26,397	3,409	24,282	—	72,402
Total assets(2)	2,515,823	944,928	411,309	620,662	—	4,492,722
Average headcount	6,931	4,725	910	2,623	—	15,189

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Nine Months Ended September 30, 2017
Revenues	$7,110,223	$1,549,742	$1,821,094	$428,535	$—	$10,909,594
Intersegment revenues(1)	329,193	23,456	116,281	13,776	(482,706)	—
Total Revenues	7,439,416	1,573,198	1,937,375	442,311	(482,706)	10,909,594
Net Revenues	1,109,749	357,411	171,936	97,105	—	1,736,201
Income from Operations	447,553	75,006	40,487	1,197	—	564,243
Depreciation and amortization	17,104	24,574	3,534	24,128	—	69,340
Total assets(2)	2,297,980	840,762	413,520	623,326	—	4,175,588
Average headcount	6,921	4,113	966	2,590	—	14,590
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

	Three Months Ended September 30, 2018
	As reported	Balances without adoption of ASU 2014-09	Effect of Change Higher / (Lower)
Income Statement
Revenues
Transportation	$4,028,392	$4,018,151	$10,241
Sourcing (1)	263,508	292,090	(28,582)
Total Revenues	$4,291,900	$4,310,241	$(18,341)
Costs and expenses
Purchased transportation and related services	$3,359,520	$3,350,085	$9,435
Purchased products sourced for resale (1)	238,336	266,918	(28,582)
Personnel expenses	335,299	335,198	101
Other selling, general, and administrative expenses	112,772	112,772	—
Total Costs and Expenses	4,045,927	4,064,973	(19,046)
Income from operations	245,973	245,268	705
Interest and other expense	(6,526)	(6,526)	—
Income before provision for income taxes	239,447	238,742	705
Provision for income taxes	63,552	63,300	252
Net income	$175,895	$175,442	$453

	Nine Months Ended September 30, 2018
	As reported	Balances without adoption of ASU 2014-09	Effect of Change Higher / (Lower)
Income Statement
Revenues
Transportation	$11,619,171	$11,537,467	$81,704
Sourcing (1)	874,093	957,889	(83,796)
Total Revenues	$12,493,264	$12,495,356	$(2,092)
Costs and expenses
Purchased transportation and related services	$9,714,318	$9,642,888	$71,430
Purchased products sourced for resale (1)	787,494	871,290	(83,796)
Personnel expenses	1,004,226	1,003,575	651
Other selling, general, and administrative expenses	330,660	330,660	—
Total Costs and Expenses	11,836,698	11,848,413	(11,715)
Income from operations	656,566	646,943	9,623
Interest and other expense	(22,354)	(22,354)	—
Income before provision for income taxes	634,212	624,589	9,623
Provision for income taxes	156,857	154,332	2,525
Net income	$477,355	$470,257	$7,098
(1) We have identified certain customer contracts in our sourcing managed procurement business that changed from a principal to an agent relationship under the new standard. This change resulted in these contracts being recognized at the net amount we charge our customers but had no impact on income from operations.

	As of September 30, 2018
	As reported	Balances without adoption of ASU 2014-09	Effect of Change Higher / (Lower)
Balance Sheet
Assets
Receivables, net of allowance for doubtful accounts	$2,251,944	$2,327,352	$(75,408)
Contract assets	201,411	—	201,411
Prepaid expenses and other	53,909	52,518	1,391

Liabilities
Accounts payable	$1,077,780	$1,128,878	$(51,098)
Accrued expenses - transportation expense	156,810	—	156,810
Accrued expenses - compensation	121,813	119,197	2,616
Accrued expenses - other accrued liabilities	68,863	71,929	(3,066)
Deferred tax liabilities	44,555	38,760	5,795

Equity
Retained earnings	$3,728,503	$3,712,166	$16,337
We typically do not receive consideration and amounts are not due from our customer prior to the completion of our performance obligation and as such contract liabilities as of September 30, 2018 and revenue recognized in the three and nine months ended September 30, 2018 resulting from contract liabilities were not significant. Contract assets and accrued expenses - transportation expense fluctuate from period to period primarily based upon shipments in-transit at period end.

A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the three and nine months ended September 30, 2018 as follows:

	Three Months Ended September 30, 2018
	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services	$2,931,461	$639,268	$302,082	$155,581	$4,028,392
Sourcing	—	—	263,508	—	263,508
Total	$2,931,461	$639,268	$565,590	$155,581	$4,291,900

Timing of Revenue Recognition
Performance obligations completed over time	$2,931,461	$639,268	$302,082	$155,581	$4,028,392
Performance obligations completed at a point in time	—	—	263,508	—	263,508
Total	$2,931,461	$639,268	$565,590	$155,581	$4,291,900

	Nine Months Ended September 30, 2018
	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services	$8,473,376	$1,810,619	$862,990	$472,186	$11,619,171
Sourcing	—	—	874,093	—	874,093
Total	$8,473,376	$1,810,619	$1,737,083	$472,186	$12,493,264

Timing of Revenue Recognition
Performance obligations completed over time	$8,473,376	$1,810,619	$862,990	$472,186	$11,619,171
Performance obligations completed at a point in time	—	—	874,093	—	874,093
Total	$8,473,376	$1,810,619	$1,737,083	$472,186	$12,493,264

Approximately 92 percent of our total revenues for both the three and nine months ended September 30, 2018 are attributable to arranging for the transportation of our customer’s freight for which we transfer control and satisfy our performance obligation over the requisite transit period. A days in transit output method is used to measure the progress of our performance as of the reporting date. We determine the transit period based upon the departure date and the delivery date, which may be estimated if delivery has not occurred as of the reporting date. Determining the transit period and how much of it has been completed as of the reporting date may require management to make judgments that affect the timing of revenue recognized. We have determined that revenue recognition over the transit period provides a faithful depiction of the transfer of goods and services to our customer as our obligation is performed over the transit period. The transaction price for our performance obligation under these arrangements is generally fixed and readily determinable upon contract inception and is not contingent upon the occurrence or non-occurrence of another event.
Approximately six percent and seven percent, respectively, of our total revenues for the three and nine months ended September 30, 2018 are attributable to buying, selling, and/or marketing of produce including fresh fruits, vegetables, and other value-added perishable items. Of these transactions, nearly all of our gross revenues are recognized at a point in time upon completion of our performance obligation, which is generally when the produce is received by our customer. The transaction price for our performance obligation under these arrangements is generally fixed and readily determinable upon contract inception and is not contingent upon the occurrence or non-occurrence of another event.
Approximately two percent and one percent, respectively, of our total revenues for the three and nine months ended September 30, 2018 are attributable to value-added logistics services, such as customs brokerage, fee-based managed services, warehousing services, small parcel, and supply chain consulting and optimization services. Of these services, nearly all are recognized over time as we complete our performance obligation. Transaction price is determined and allocated to these performance obligations at their fixed fee or agreed upon rate multiplied by their associated measure of progress, which may be transactional volumes, labor hours, or time elapsed.

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

NOTE 11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' investment on our condensed consolidated balance sheets. The recorded balance, at September 30, 2018, and December 31, 2017, was $57.4 million and $18.5 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency adjustments at September 30, 2018 and December 31, 2017.

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
OVERVIEW
Our company. We are a global provider of transportation services and logistics solutions, operating through a network of offices in North America, Europe, Asia, Australia, New Zealand, and South America. As a third party logistics provider, we enter into contractual relationships with a wide variety of transportation companies, and utilize those relationships to efficiently and cost effectively transport our customers’ freight. We utilized approximately 73,000 contracted transportation companies, including motor carriers, railroads (primarily intermodal service providers), and air and ocean carriers in 2017. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate transportation for each shipment. Our model enables us to be flexible and provide solutions that optimize service for our customers. For more information, visit www.chrobinson.com.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Transportation	$4,028,392	$3,433,701	$11,619,171	$9,855,739
Sourcing	263,508	350,750	874,093	1,053,855
Total revenues	4,291,900	3,784,451	12,493,264	10,909,594
Costs and expenses:
Purchased transportation and related services	3,359,520	2,869,616	9,714,318	8,214,856
Purchased products sourced for resale	238,336	320,989	787,494	958,537
Total costs and expenses	3,597,856	3,190,605	10,501,812	9,173,393
Net revenues	$694,044	$593,846	$1,991,452	$1,736,201
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
RESULTS OF OPERATIONS
The following table summarizes our total revenues by services and products (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% change	2018	2017	% change
Transportation	$4,028,392	$3,433,701	17.3%	$11,619,171	$9,855,739	17.9%
Sourcing	263,508	350,750	-24.9%	874,093	1,053,855	-17.1%
Total	$4,291,900	$3,784,451	13.4%	$12,493,264	$10,909,594	14.5%
The following table illustrates our net revenue margins by services and products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Transportation	16.6%	16.4%	16.4%	16.6%
Sourcing	9.6%	8.5%	9.9%	9.0%
Total	16.2%	15.7%	15.9%	15.9%

The following table summarizes our net revenues by service line. The service line net revenues in the table differ from the segment service line revenues discussed below as our segments have revenues from multiple service lines (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% change	2018	2017	% change
Transportation
Truckload	$378,572	$301,025	25.8%	$1,050,305	$887,865	18.3%
LTL(1)	122,616	101,870	20.4%	353,949	301,706	17.3%
Intermodal	8,361	7,478	11.8%	23,874	23,278	2.6%
Ocean	74,839	81,182	-7.8%	230,718	217,495	6.1%
Air	29,991	25,529	17.5%	89,779	73,166	22.7%
Customs	23,305	17,421	33.8%	64,754	49,810	30.0%
Other Logistics Services	31,188	29,580	5.4%	91,474	87,563	4.5%
Total Transportation	668,872	564,085	18.6%	1,904,853	1,640,883	16.1%
Sourcing	25,172	29,761	-15.4%	86,599	95,318	-9.1%
Total	$694,044	$593,846	16.9%	$1,991,452	$1,736,201	14.7%
(1) Less than truckload ("LTL").

The following table represents certain statements of operations data, shown as percentages of our net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	48.3%	49.4%	50.4%	50.0%
Other selling, general, and administrative expenses	16.3%	17.9%	16.6%	17.5%
Total operating expenses	64.6%	67.3%	67.0%	67.5%
Income from operations	35.4%	32.7%	33.0%	32.5%
Interest and other expense	(0.9)%	(1.8)%	(1.1)%	(1.7)%
Income before provision for income taxes	34.5%	31.0%	31.8%	30.8%
Provision for income taxes	9.2%	10.9%	7.9%	10.5%
Net income	25.3%	20.1%	24.0%	20.3%

The following table summarizes our results by reportable segment (dollars in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended September 30, 2018
Revenues	$2,931,461	$639,268	$565,590	$155,581	$—	$4,291,900
Intersegment revenues (1)	147,104	12,626	56,425	3,756	(219,911)	—
Total revenues	3,078,565	651,894	622,015	159,337	(219,911)	4,291,900
Net revenues	465,522	134,101	60,340	34,081	—	694,044
Income from operations	204,158	23,835	21,411	(3,431)	—	245,973

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Three Months Ended September 30, 2017
Revenues	$2,469,420	$552,134	$613,646	$149,251	$—	$3,784,451
Intersegment revenues (1)	115,796	7,873	43,272	3,228	(170,169)	—
Total revenues	2,585,216	560,007	656,918	152,479	(170,169)	3,784,451
Net revenues	377,403	129,842	54,253	32,348	—	593,846
Income from operations	151,392	31,125	11,586	362	—	194,465

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Nine Months Ended September 30, 2018
Revenues	$8,473,376	$1,810,619	$1,737,083	$472,186	$—	$12,493,264
Intersegment revenues(1)	405,966	36,865	154,902	13,946	(611,679)	—
Total Revenues	8,879,342	1,847,484	1,891,985	486,132	(611,679)	12,493,264
Net Revenues	1,317,104	401,169	169,747	103,432	—	1,991,452
Income from Operations	562,802	61,844	39,950	(8,030)	—	656,566

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Nine Months Ended September 30, 2017
Revenues	$7,110,223	$1,549,742	$1,821,094	$428,535	$—	$10,909,594
Intersegment revenues(1)	329,193	23,456	116,281	13,776	(482,706)	—
Total Revenues	7,439,416	1,573,198	1,937,375	442,311	(482,706)	10,909,594
Net Revenues	1,109,749	357,411	171,936	97,105	—	1,736,201
Income from Operations	447,553	75,006	40,487	1,197	—	564,243
(1) Intersegment revenues represent the sales between our segments and are eliminated to reconcile to our consolidated results.
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Total revenues and direct costs. Our consolidated total revenues increased 13.4 percent to $4.3 billion in the third quarter of 2018 compared to $3.8 billion in the third quarter of 2017. Total transportation revenues increased 17.3 percent to $4.0 billion in the third quarter of 2018 compared to $3.4 billion in the third quarter of 2017. The increase was driven by increased pricing, including fuel, and volume growth in LTL and global forwarding services. Total purchased transportation and related services increased 17.1 percent to $3.4 billion in the third quarter of 2018 compared to $2.9 billion the third quarter of 2017. The increase was due to increased cost of transportation, including fuel, and volume growth in LTL and global forwarding services. Our sourcing revenue decreased 24.9 percent to $263.5 million in the third quarter of 2018 from $350.8 million in the third quarter of 2017. Purchased products sourced for resale decreased 25.7 percent in the third quarter of 2018 to $238.3 million from $321.0 million in the third quarter of 2017. Sourcing total revenues and purchased products for resale decreased by $28.6 million as a result of our adoption of ASU 2014-09, Revenue from Contracts with Customers.
Net revenues. Total transportation net revenues increased 18.6 percent to $668.9 million in the third quarter of 2018 from $564.1 million in the third quarter of 2017. Our transportation net revenue margin increased to 16.6 percent in the third quarter of 2018 from 16.4 percent in the third quarter of 2017 driven by margin expansion in our truckload services. Sourcing net revenues decreased 15.4 percent to $25.2 million in the third quarter of 2018 from $29.8 million in the third quarter of 2017. Our sourcing net revenue margin increased to 9.6 percent in the third quarter of 2018 from 8.5 percent in the third quarter of 2017 driven by the impact of our adoption of ASU 2014-09.
Operating expenses. Operating expenses increased 12.2 percent to $448.1 million in the third quarter of 2018 from $399.4 million in the third quarter of 2017. Operating expenses as a percentage of net revenues decreased to 64.6 percent in the third quarter of 2018 from 67.3 percent in the third quarter of 2017.
For the third quarter, personnel expenses increased 14.4 percent to $335.3 million in 2018 from $293.2 million in 2017. The increase in personnel expense was primarily due to an increase in variable compensation and an increase of 2.6 percent in average headcount in the third quarter of 2018 compared to the third quarter of 2017.
For the third quarter of 2018, other selling, general, and administrative expenses increased 6.2 percent to $112.8 million in 2018 from $106.2 million in the third quarter of 2017, primarily driven by increases in purchased services and occupancy. These were partially offset by a decrease in equipment rental and maintenance and insurance expenses.

Income from operations. Income from operations increased 26.5 percent to $246.0 million in the third quarter of 2018 from $194.5 million in the third quarter of 2017. This increase was primarily driven by an increase in income from operations in NAST and Robinson Fresh, partially offset by a decrease in income from operations in Global Forwarding and All Other and Corporate. Income from operations as a percentage of net revenues increased to 35.4 percent in the third quarter of 2018 from 32.7 percent in the third quarter of 2017.
Interest and other expense. Interest and other expense was $6.5 million in the third quarter of 2018 compared to $10.5 million in the third quarter of 2017. The decrease was due primarily to a $7.0 million favorable impact of currency revaluation, partially offset by increased interest expense from a higher average debt balance and an increase in variable interest rates during the quarter ended September 30, 2018, compared to the same period ended September 30, 2017.
Provision for income taxes. Our effective income tax rate was 26.5 percent for the third quarter of 2018 and 35.2 percent for the third quarter of 2017. The effective income tax rate for the three months ended September 30, 2018 was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of share-based payment awards, which resulted in a decrease in our provision for income taxes for the three months ended September 30, 2018 and 2017 of $1.8 million and $1.3 million, respectively.
Net income. Net income increased 47.6 percent to $175.9 million in the third quarter of 2018 from $119.2 million in the third quarter of 2017. Basic net income per share increased 49.4 percent to $1.27 from $0.85 in the third quarter of 2018 compared to the third quarter of 2017. Diluted net income per share increased 47.1 percent to $1.25 from $0.85 in the third quarter of 2018 compared to the third quarter of 2017.

SEGMENT RESULTS OF OPERATIONS
Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017
North American Surface Transportation. NAST revenues increased 18.7 percent to $2.9 billion in the third quarter of 2018 from $2.5 billion in the third quarter of 2017. This increase was primarily driven by increased pricing, including fuel. NAST cost of transportation and related services increased 17.9 percent to $2.5 billion in the third quarter of 2018 from $2.1 billion in the third quarter of 2017, driven by higher cost per mile, including fuel. NAST net revenues increased 23.3 percent to $465.5 million in the third quarter of 2018 from $377.4 million in the third quarter of 2017. This was primarily driven by an increase in truckload and LTL net revenues, discussed below.
NAST truckload net revenues increased 25.5 percent to $334.7 million in the third quarter of 2018 from $266.6 million in the third quarter of 2017. NAST truckload volumes decreased 0.5 percent in the third quarter of 2018 compared to the third quarter of 2017. NAST truckload net revenue margin was higher in the third quarter of 2018 compared to the third quarter of 2017.
NAST truckload net revenues accounted for approximately 92 percent of our total North American truckload net revenues in the third quarter of 2018 and approximately 93 percent in the third quarter of 2017. The majority of the remaining North American truckload net revenues are included in Robinson Fresh. Excluding the estimated impacts of the increase in fuel costs, our average truckload rate per mile charged to our customers increased approximately 14 percent in the third quarter of 2018 compared to the third quarter of 2017 reflecting elevated spot market activity and pricing reflective of the marketplace conditions. Our truckload transportation costs increased approximately 12 percent, excluding the estimated increase in fuel costs. In periods of market dislocation, we experience higher levels of repricing activity across our portfolio. As freight costs decelerate, we typically see our volume shift more heavily towards contractual business, accompanied by net revenue growth and margin expansion.
NAST LTL net revenues increased 19.6 percent to $116.8 million in the third quarter of 2018 from $97.6 million in the third quarter of 2017. This increase was due to increased customer pricing and a volume increase of 4.5 percent in the third quarter of 2018 compared to the third quarter of 2017, partially offset by a decrease in net revenue margin resulting from increased purchased transportation costs.
NAST intermodal net revenues increased 10.8 percent to $7.9 million in the third quarter of 2018 from $7.1 million in the third quarter of 2017. NAST intermodal net revenues increased due to increased customer pricing, partially offset by a volume decrease of 6.0 percent.
NAST operating expenses increased 15.6 percent in the third quarter of 2018 to $261.4 million compared to $226.0 million in the third quarter of 2017. This was primarily due to an increase in personnel expenses. The increase in personnel expense is primarily related to an increase in variable compensation in the third quarter of 2018 compared to the third quarter of 2017. The operating expenses of NAST and all other segments include allocated corporate expenses.

NAST income from operations increased 34.9 percent to $204.2 million in the third quarter of 2018 from $151.4 million in the third quarter of 2017 due primarily to an increase in net revenues.
Global Forwarding. Global Forwarding revenues increased 15.8 percent to $639.3 million in the third quarter of 2018 compared to $552.1 million in the third quarter of 2017. Global Forwarding costs of transportation and related services increased 19.6 percent to $505.2 million in the third quarter of 2018 from $422.3 million in the third quarter of 2017. Global Forwarding net revenues increased 3.3 percent to $134.1 million in the third quarter of 2018 compared to $129.8 million in the third quarter of 2017. The acquisition of Milgram accounted for approximately three percentage points of the net revenue growth in Global Forwarding in the third quarter of 2018.
Global Forwarding ocean transportation net revenues decreased 7.9 percent to $74.7 million in the third quarter of 2018 from $81.1 million in the third quarter of 2017, primarily due increased cost of transportation, partially offset by volume and pricing increases. Milgram added approximately two percentage points of growth to ocean transportation net revenues in the third quarter of 2018. Ocean transportation volumes increased approximately seven percent in the third quarter of 2018 compared to the same period of 2017.
Global Forwarding air transportation net revenues increased 17.7 percent to $28.2 million in the third quarter of 2018 from $24.0 million in the third quarter of 2017. Air transportation volumes increased approximately seven percent and customer pricing also increased in the third quarter of 2018 compared to the same period of 2017. Milgram contributed approximately one percentage point to the air transportation net revenue growth.
Global Forwarding customs net revenues increased 33.8 percent to $23.3 million in the third quarter of 2018 from $17.4 million in 2017. Customs transaction volumes increased approximately 20 percent in the third quarter of 2018 compared to the same period of 2017, with Milgram contributing approximately 12 percentage points to the growth.
Global Forwarding operating expenses increased 11.7 percent in the third quarter of 2018 to $110.3 million from $98.7 million in the third quarter of 2017. This increase was primarily due to an increase in personnel expense, which was driven by an average headcount increase of 8.9 percent and an increase in variable compensation. The acquisition of Milgram added approximately five percentage points to the Global Forwarding average headcount.
Global Forwarding income from operations decreased 23.4 percent to $23.8 million in the third quarter of 2018 from $31.1 million in the third quarter of 2017. This was primarily due to an increase in personnel and selling, general, and administrative expenses, partially offset by the increase in net revenues.
Robinson Fresh. Robinson Fresh revenues decreased 7.8 percent to $565.6 million in the third quarter of 2018 from $613.6 million in the third quarter of 2017. Robinson Fresh costs of transportation and related services and purchased products sourced for resale decreased 9.7 percent to $505.3 million in the third quarter of 2018 from $559.4 million in the third quarter of 2017. Robinson Fresh net revenues increased 11.2 percent to $60.3 million in the third quarter of 2018 from $54.3 million in the third quarter of 2017. Sourcing total revenues and purchased products for resale decreased by $28.6 million as a result of our adoption of ASU 2014-09.
Robinson Fresh net revenues from sourcing services decreased 15.4 percent to $25.2 million in the third quarter of 2018 compared to $29.8 million in the third quarter of 2017 as sourcing case volumes decreased approximately 9.5 percent driven by a strategic customer exiting the fresh produce business, lower levels of customer promotional activity at our retail customers and lower restaurant traffic at our foodservice customers.
Robinson Fresh net revenues from transportation services increased 43.6 percent to $35.2 million in the third quarter of 2018 compared to $24.5 million in the third quarter of 2017, primarily due to margin expansion in committed business, partially offset by a truckload volume decline of nine percent.
Robinson Fresh operating expenses decreased 8.8 percent in the third quarter of 2018 to $38.9 million from $42.7 million in the third quarter of 2017. This was primarily due to decreases in selling, general and administrative expenses and lower personnel expenses driven by an average headcount decrease of 5.8 percent.
Robinson Fresh income from operations increased 84.8 percent to $21.4 million in the third quarter of 2018 from $11.6 million in the third quarter of 2017. This was due to an increase in net revenues and a decrease in operating expenses.
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

Managed Services net revenues increased 8.6 percent in the third quarter of 2018 to $20.1 million compared to $18.5 million in the third quarter of 2017. This increase was driven by a combination of selling additional service lines to existing customers, new customer wins and growth in existing services.
Other Surface Transportation net revenues increased one percent in the third quarter of 2018 to $14.0 million compared to $13.9 million in the third quarter of 2017. This increase was primarily the result of volume increases in Europe.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Total revenues and direct costs. Our consolidated total revenues increased 14.5 percent to $12.5 billion in the nine months ended September 30, 2018, compared to $10.9 billion in the nine months ended September 30, 2017. Total transportation revenues increased 17.9 percent to $11.6 billion in the nine months ended September 30, 2018, from $9.9 billion in the nine months ended September 30, 2017. The increase in total transportation revenues was primarily driven by increased pricing, including fuel, and volume growth across many of our service lines. Total purchased transportation and related services increased 18.3 percent in the nine months ended September 30, 2018, to $9.7 billion from $8.2 billion in the nine months ended September 30, 2017. The increase was primarily due to increased costs of transportation, including fuel. Sourcing revenue decreased 17.1 percent to $874.1 million in the nine months ended September 30, 2018 compared to $1.1 billion in the nine months ended September 30, 2017. Purchased products sourced for resale decreased 17.8 percent to $787.5 million in the nine months ended September 30, 2018 compared to $958.5 million in the nine months ended September 30, 2017. Sourcing total revenues and purchased products for resale decreased by $83.8 million as a result of our adoption of ASU 2014-09.
Net revenues. Total transportation net revenues increased 16.1 percent to $1.9 billion in the nine months ended September 30, 2018 from $1.6 billion in the nine months ended September 30, 2017. Our transportation net revenue margin decreased to 16.4 percent in the nine months ended September 30, 2018 from 16.6 percent in the nine months ended September 30, 2017, primarily due to the cost of transportation increasing at a higher rate than customer pricing, including fuel, in nearly all transportation services other than truckload. Sourcing net revenues decreased 9.1 percent to $86.6 million in the nine months ended September 30, 2018 from $95.3 million in the nine months ended September 30, 2017. Our sourcing net revenue margin increased in the nine months ended September 30, 2018 to 9.9 percent from 9.0 percent in the nine months ended September 30, 2017 driven by the impact of our adoption of ASU 2014-09.
Operating expenses. Operating expenses increased 13.9 percent in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Operating expenses as a percentage of net revenues decreased to 67.0 percent in the nine months ended September 30, 2018, from 67.5 percent in the nine months ended September 30, 2017.
Personnel expenses increased 15.7 percent to $1.0 billion in the nine months ended September 30, 2018, from $867.9 million in the nine months ended September 30, 2017 driven by increased expenses related to variable compensation plans and a 4.1 percent increase in average headcount.
Other selling, general, and administrative expenses increased 8.8 percent to $330.7 million in the nine months ended September 30, 2018 from $304.0 million in the nine months ended September 30, 2017. This increase was primarily driven by increased claims, occupancy expense, and purchased services.
Income from operations. Income from operations increased 16.4 percent to $656.6 million in the nine months ended September 30, 2018, from $564.2 million in the nine months ended September 30, 2017. Income from operations as a percentage of net revenues increased to 33.0 percent in the nine months ended September 30, 2018, from 32.5 percent in the nine months ended September 30, 2017.
Interest and other expense. Interest and other expense decreased to $22.4 million in the nine months ended September 30, 2018, from $29.2 million in the nine months ended September 30, 2017. The decrease was due primarily to a $14.5 million favorable impact of currency revaluation, partially offset by increased interest expense on a higher average debt balance and higher interest rates during the nine months ended September 30, 2018, compared to the same period ended September 30, 2017.
Provision for income taxes. Our effective income tax rate was 24.7 percent for the nine months ended September 30, 2018, and 34.2 percent for the nine months ended September 30, 2017. The effective income tax rate for the nine months ended September 30, 2018 was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of share-based payment awards which resulted in a decrease in our provision for income taxes for the nine months ended September 30, 2018 and 2017 of $9.3 million and $11.9 million, respectively.
Net income. Net income increased 35.5 percent to $477.4 million in the nine months ended September 30, 2018, from $352.3 million in the nine months ended September 30, 2017. Basic net income per share increased 36.8 percent to $3.42 in the nine months ended September 30, 2018 from $2.50 in the nine months ended September 30, 2017. Diluted net income per share increased 36.1 percent to $3.39 in the nine months ended September 30, 2018 from $2.49 in the nine months ended September 30, 2017.
SEGMENT RESULTS OF OPERATIONS
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
North American Surface Transportation. NAST revenues increased 19.2 percent to $8.5 billion during the nine months ended September 30, 2018 from $7.1 billion during the nine months ended September 30, 2017. This increase was driven by pricing increases in all services. NAST cost of transportation and related services increased 19.3 percent to $7.2 billion in the nine months ended September 30, 2018 from $6.0 billion in the nine months ended September 30, 2017. This was driven by increases in costs of transportation in all services. NAST net revenues increased 18.7 percent to $1.3 billion in the nine months ended September 30, 2018 from $1.1 billion in the nine months ended September 30, 2017. This increase was driven primarily by an increase in truckload and LTL net revenues.
NAST truckload net revenues increased 19.4 percent to $936.7 million during the nine months ended September 30, 2018 from $784.3 million in the nine months ended September 30, 2017. NAST truckload volumes decreased approximately four percent during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. NAST truckload net revenue margin increased slightly in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
NAST truckload net revenues accounted for approximately 93 percent of our total North American truckload net revenues in the nine months ended September 30, 2018 and 2017. The majority of the remaining North American truckload net revenues are included in Robinson Fresh. Excluding the estimated impacts of the increase in fuel costs, our average truckload rate per mile charged to our customers increased approximately 22 percent in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Our truckload transportation costs increased 23 percent, excluding the estimated increase in fuel costs.
NAST LTL net revenues increased 17.4 percent to $338.5 million in the nine months ended September 30, 2018 from $288.3 million in the nine months ended September 30, 2017. This increase was primarily due to an increase in customer pricing and a volume increase of approximately six percent during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, partially offset by a decrease in net revenue margin.
NAST intermodal net revenues increased 5.1 percent to $23.2 million in the nine months ended September 30, 2018 from $22.1 million in the nine months ended September 30, 2017. Intermodal pricing and volumes increased in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
NAST operating expenses increased 13.9 percent during the nine months ended September 30, 2018 to $754.3 million compared to $662.2 million during the nine months ended September 30, 2017. This increase was driven by increases in personnel expenses and, to a lesser extent, other selling, general, and administrative expenses. The increase in personnel expense is related to an increase in expenses related to variable compensation plans. The increase in selling, general, and administrative expenses was driven by an increase in purchased services. The nine months ended September 30, 2017 included the collection of a previously resolved legal claim of $8.75 million.
NAST income from operations increased 25.8 percent to $562.8 million during the nine months ended September 30, 2018 from $447.6 million in the nine months ended September 30, 2017. This was primarily due to an increase in truckload and LTL net revenues.
Global Forwarding. Global Forwarding total revenues increased 16.8 percent to $1.8 billion in the nine months ended September 30, 2018 compared to $1.5 billion in the nine months ended September 30, 2017. Global Forwarding costs of transportation and related services increased 18.2 percent to $1.4 billion in the nine months ended September 30, 2018 from $1.2 billion in the nine months ended September 30, 2017. Global Forwarding net revenues increased 12.2 percent to $401.2 million in the nine months ended September 30, 2018 compared to $357.4 million in the nine months ended September 30, 2017. The acquisition of Milgram accounted for approximately four percentage points of the net revenue growth in Global Forwarding during the nine months ended September 30, 2018.
Global Forwarding ocean transportation net revenues increased 5.7 percent to $230.2 million in the nine months ended September 30, 2018 from $217.8 million in the nine months ended September 30, 2017, with Milgram contributing approximately two points to the growth. Ocean transportation volumes increased approximately eight percent and customer pricing also increased during the nine months ended September 30, 2018 compared to the same period of 2017.

Global Forwarding air transportation net revenues increased 20.5 percent to $83.0 million in the nine months ended September 30, 2018 from $68.9 million in the nine months ended September 30, 2017, with Milgram contributing approximately two percentage points to the growth. Air transportation volumes increased approximately 11 percent and customer pricing also increased during the nine months ended September 30, 2018 compared to the same period of 2017.
Global Forwarding customs net revenues increased 30.0 percent to $64.8 million in the nine months ended September 30, 2018 from $49.8 million in 2017, with Milgram contributing approximately 18 percentage points to the growth. Customs transaction volumes increased approximately 35 percent during the nine months ended September 30, 2018 compared to the same period of 2017.
Global Forwarding operating expenses increased 20.2 percent in the nine months ended September 30, 2018 to $339.3 million from $282.4 million in the nine months ended September 30, 2017. This increase was due to increases in both personnel and selling, general, and administrative expenses. The personnel increase was driven by an increase in average headcount of 14.9 percent and increased variable compensation expense. The acquisition of Milgram added approximately 11 percentage points to the Global Forwarding average headcount.
Global Forwarding income from operations decreased 17.5 percent to $61.8 million in the nine months ended September 30, 2018 from $75.0 million in the nine months ended September 30, 2017. This was primarily due to an increase in operating expenses partially offset by an increase in net revenues.
Robinson Fresh. Robinson Fresh total revenues decreased 4.6 percent to $1.7 billion in the nine months ended September 30, 2018 compared to $1.8 billion in the nine months ended September 30, 2017. Robinson Fresh costs of transportation and related services and purchased products sourced for resale decreased 5.0 percent to $1.57 billion in the nine months ended September 30, 2018 from $1.65 billion in the nine months ended September 30, 2017. Robinson Fresh net revenues decreased 1.3 percent to $169.7 million in the nine months ended September 30, 2018 from $171.9 million in the nine months ended September 30, 2017. Sourcing total revenues and purchased products for resale decreased by $83.8 million as a result of our adoption of ASU 2014-09.
Robinson Fresh net revenues from sourcing services decreased 9.1 percent to $86.6 million in the nine months ended September 30, 2018 compared to $95.3 million in the nine months ended September 30, 2017. This was primarily the result of lower case volumes and lower net revenue per case.
Robinson Fresh net revenues from transportation services increased 8.5 percent to $83.1 million in the nine months ended September 30, 2018 compared to $76.6 million in the nine months ended September 30, 2017, primarily due to increases in truckload net revenue. Robinson Fresh transportation net revenue margin decreased in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, due primarily to increased transportation costs, including fuel. Robinson Fresh truckload volumes decreased approximately 11 percent and LTL volumes increased approximately 20 percent in the nine months ended September 30, 2018 compared to the same period of 2017.
Robinson Fresh operating expenses decreased 1.3 percent in the nine months ended September 30, 2018 to $129.8 million from $131.4 million in the nine months ended September 30, 2017. This was primarily due to a decline in selling, general, and administrative expenses, partially offset by an increase in personnel expenses.
Robinson Fresh income from operations decreased 1.3 percent to $40.0 million in the nine months ended September 30, 2018 from $40.5 million in the nine months ended September 30, 2017.
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
Managed Services net revenues increased 8.6 percent in the nine months ended September 30, 2018 to $58.5 million compared to $53.8 million in the nine months ended September 30, 2017. This increase was a result of volume growth from both new and existing customers. Other Surface Transportation increased 3.9 percent in the nine months ended September 30, 2018 to $45.0 million compared to $43.3 million in the nine months ended September 30, 2017, primarily due to increases in customer pricing and volumes in Europe Surface Transportation.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4 (dollars in thousands):

Description	Carrying Value as of September 30, 2018	Borrowing Capacity	Maturity
Revolving credit facility (1)	$—	$900,000	December 2019
Senior Notes, Series A	175,000	175,000	August 2023
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables securitization facility (2)	249,898	250,000	April 2019
Senior Notes (2)	591,405	600,000	April 2028
Total debt	$1,341,303	$2,250,000
______________________________________________
(1) There was no outstanding balance on the credit facility as of September 30, 2018. The average borrowing rate on the credit facility during the third quarter was 3.58 percent. The revolving credit facility was amended on October 24, 2018. The Amendment increases the amount of our revolving credit facility from $900 million to $1 billion and also extends the maturity date of the facility from December 31, 2019 to October 24, 2023.
(2) Net of unamortized discounts and issuance costs.

We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases.
Cash and cash equivalents totaled $297.8 million as of September 30, 2018, and $333.9 million as of December 31, 2017. Cash and cash equivalents held outside the United States totaled $235.5 million as of September 30, 2018, and $275.3 million as of December 31, 2017. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $14.5 million as of September 30, 2018. Working capital at September 30, 2018, was $1.3 billion and at December 31, 2017, was $523.5 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $528.9 million and $218.3 million of cash flow from operations during the nine months ended September 30, 2018 and September 30, 2017, respectively, an increase of $310.6 million compared to the nine months ended September 30, 2017 driven by increased earnings.
Cash used for investing activities. We used $52.5 million and $94.7 million of cash during the nine months ended September 30, 2018 and September 30, 2017 for investing activities.
We used $49.6 million and $46.4 million for capital expenditures during the nine months ended September 30, 2018 and September 30, 2017. During the nine months ended September 30, 2018, our capital expenditures consisted primarily of investments in facilities and information technology, which are intended to improve efficiencies and help grow the business. During the nine months ended September 30, 2017 we used $46.7 million in connection with the acquisition of Milgram.
Cash used for financing activities. We used $495.4 million and $91.2 million of cash flow for financing activities during the nine months ended September 30, 2018 and September 30, 2017.
During the nine months ended September 30, 2018, we had net repayments on short-term borrowings of $715.0 million. There was no balance outstanding on the revolving credit facility as of September 30, 2018.
During the nine months ended September 30, 2018, we had long-term borrowings of $591.0 million, net of underwriting discounts and issuance costs on the Senior Notes.

We used $195.2 million and $192.8 million to pay cash dividends during the nine months ended September 30, 2018 and September 30, 2017. The increase was primarily due to a $0.01 dividend rate increase in 2018 compared to 2017, partially offset by a decrease in weighted average shares outstanding during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.
We used $202.1 million and $130.0 million on share repurchases during the nine months ended September 30, 2018 and September 30, 2017, see Item 2, Part II of this Quarterly Report on Form 10-Q. The change was due to an increase in the average price of the repurchased shares and an increase in the number of shares repurchased during the nine months ended September 30, 2018, compared to the same period of 2017. In May 2018, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of September 30, 2018, there were 14,760,265 shares remaining for future repurchases under the repurchase authorization. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions.
We used $20.6 million and $20.7 million to acquire shares from employees through their withholding taxes resulting from the delivery of restricted equity during the nine months ended September 30, 2018 and September 30, 2017.
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
VALUATIONS FOR ACCOUNTS RECEIVABLE. Our allowance for doubtful accounts is calculated based upon the aging of our receivables, our historical experience of uncollectible accounts, and any specific customer collection issues that we have identified. The allowance was $40.9 million as of September 30, 2018 and $42.4 million as of December 31, 2017. We believe that the recorded allowance is sufficient and appropriate based on our customer aging trends, the exposures we have identified, and our historical loss experience.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had $297.8 million of cash and cash equivalents on September 30, 2018. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $900 million revolving loan facility. Interest accrues on the revolving loan at variable rates based on LIBOR or "prime" plus the applicable add-on percentage as defined therein. At September 30, 2018, no amounts were outstanding on the revolving loan.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $175,000,000 of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023, (ii) $150,000,000 of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (iii) $175,000,000 of the company’s 4.60 percent Senior Notes, Series C, due August 27, 2033. At September 30, 2018, there was $500 million outstanding on the notes.
We are a party to a Receivables Securitization Facility with various lenders and provides funding of up to $250 million. Interest accrues on the facility at variable rates based on the asset-backed commercial paper rate or the 30 day LIBOR plus the applicable add-on percentage as defined therein. At September 30, 2018, there was $250 million outstanding on the securitization facility.
We issued Senior Notes, through a public offering on April 9, 2018. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $593.5 million as of September 30, 2018, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $591.4 million at September 30, 2018.
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

Foreign exchange risk can be quantified by performing a sensitivity analysis assuming a hypothetical change in the value of the U.S. dollar compared to other currencies in which we transact. All other things being equal, a hypothetical 10 percent weakening of the U.S. dollar during three months ended September 30, 2018, would have a decrease to operating income of approximately $27 million and a hypothetical 10 percent strengthening of the U.S. dollar during the three months ended September 30, 2018, would have an increase to operating income of approximately $22 million. Our use of derivative financial instruments to manage foreign exchange risk is insignificant.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the company during the quarter ended September 30, 2018, of shares of the company's common stock.

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2018-July 31, 2018	237,720	$87.68	227,685	15,423,518
August 1, 2018-August 31, 2018	246,143	96.64	244,711	15,178,807
September 1, 2018-September 30, 2018	426,041	97.59	418,542	14,760,265
Third quarter 2018	909,904	$94.74	890,938	14,760,265
(a) The total number of shares purchased includes: (i) 890,938 shares of common stock purchased under the authorization described below; and (ii) 18,966 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(b) In May 2018, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of September 30, 2018, there were 14,760,265 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3. DEFAULTS ON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended September 30, 2018 formatted in XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2018.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By:	/s/ Andrew C. Clarke
Andrew C. Clarke
Chief Financial Officer (principal accounting officer)