Form 10-K
period 2018-12-31
C H ROBINSON WORLDWIDE INC
filed 2019-02-25
CIK 1043277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
Commission File Number: 000-23189
C.H. ROBINSON WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1883630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14701 Charlson Road, Eden Prairie, Minnesota	55347-5088
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 952-937-8500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2018, was approximately $11,532,777,361 (based upon the closing price of $83.66 per common share on that date as quoted on The Nasdaq Global Select Market).
As of February 20, 2019, the number of shares outstanding of the registrant’s common stock, par value $0.10 per share, was 136,853,710.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 9, 2019 (the “Proxy Statement”), are incorporated by reference in Part III.

C.H. ROBINSON WORLDWIDE, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2018

PART I

ITEM 1.	BUSINESS
Overview
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest third party logistics companies in the world with consolidated total revenues of $16.6 billion in 2018. We provide freight transportation services and logistics solutions to companies of all sizes, in a wide variety of industries. During 2018, we handled approximately 18 million shipments and worked with more than 124,000 customers. We operate through a network of offices in North America, Europe, Asia, Oceania, and South America. We have developed global transportation and distribution networks to provide transportation and supply chain services worldwide. As a result, we have the capability of facilitating most aspects of the supply chain on behalf of our customers. We have three reportable segments: North American Surface Transportation (“NAST”), Global Forwarding, and Robinson Fresh, with our remaining operating segments reported as All Other and Corporate. For financial information concerning our reportable segments and geographic regions, refer to Note 9, Segment Reporting, of our consolidated financial statements.
As a third party logistics provider, we enter into contractual relationships with a wide variety of transportation companies and utilize those relationships to efficiently and cost-effectively arrange the transport of our customers’ freight. We utilized approximately 76,000 contracted transportation companies, including motor carriers, railroads (primarily intermodal service providers), and air and ocean carriers in 2018. Depending on the needs of our customer and their supply chain requirements, we select and hire the appropriate mode of transportation for each shipment. Our model enables us to be flexible and provide solutions that optimize service for our customers. As an integral part of our transportation services, we may also provide a wide range of value-added logistics services, such as freight consolidation, supply chain consulting and analysis, optimization, and reporting.
In addition to transportation and logistics services, we provide sourcing services under the trade name Robinson Fresh® (“Robinson Fresh”). Our sourcing services consist primarily of the buying, selling, and/or marketing of fresh fruits, vegetables, and other value-added perishable items. This was our original business when we were founded in 1905. The foundation for much of our logistics expertise can be traced to our significant experience in handling produce and temperature controlled commodities. We supply fresh produce through a network of independent produce growers and suppliers. Our customers include grocery retailers, restaurants, foodservice distributors, and produce wholesalers. In many cases, we also arrange the logistics and transportation of the products we sell and provide related supply chain services, such as replenishment, category management, and managed procurement services. We have developed proprietary brands of produce and have exclusive licensing agreements to distribute fresh and value-added produce under recognized consumer brand names. The produce for these brands is sourced through a preferred grower network and packed to order through contract packing agreements. We have instituted quality assurance and monitoring procedures with each of these preferred growers.
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
Our network of offices work together to meet our customers’ needs and cross-sell our services. For large, multi-location customers, we often coordinate our efforts in global account centers or in one office and rely on multiple offices to deliver specific geographic or modal needs. Most of our global network operates on a single global technology platform called Navisphere® that is used to match customer needs with supplier capabilities, to collaborate with other offices, and to utilize centralized support resources to complete all facets of the transaction.
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

In September 2016, we completed the acquisition of APC Logistics (“APC”), a privately held company based in Australia, to expand our global presence and bring additional capabilities and expertise to our portfolio. APC provides international freight forwarding and customs brokerage services in Australia and New Zealand. APC operates in our Global Forwarding segment.
Transportation and Logistics Services
C.H. Robinson provides freight transportation and related logistics and supply chain services. Our services range from commitments on a specific shipment to much more comprehensive and integrated relationships. We execute these service commitments by investing in and retaining talented employees, developing cutting edge proprietary systems and processes, and utilizing a network of contracted transportation providers, including, but not limited to, contract motor carriers, railroads, and air and ocean carriers. We make a profit on the difference between what we charge to our customers for the totality of services provided to them and what we pay to the transportation providers to handle or transport the freight. While industry definitions vary, given our extensive contracting to create a flexible network of solutions, we are generally referred to in the industry as a third party logistics company.
We provide the following transportation and logistics services:

•
Truckload: Through our contracts with motor carriers, we have access to dry vans, temperature controlled vans, flatbeds, and bulk capacity. We connect our customers with carriers who specialize in their transportation lanes and product types, and we help carriers optimize the usage of their equipment.

•
Less than Truckload: (“LTL”) transportation involves the shipment of single or multiple pallets of freight. We focus on shipments of a single pallet or larger, although we handle any size shipment. Through our contracts with motor carriers and use of Navisphere, we consolidate freight and freight information to provide our customers with a single source of information on their freight. In many instances, we will consolidate partial shipments for several customers into full truckloads.

•
Intermodal: Our intermodal transportation service is the shipment of freight in trailers or containers by a combination of truck and rail. We have intermodal marketing agreements with container owners and all Class 1 railroads in North America, and we arrange local pickup and delivery (known as drayage) through local contracted motor carriers. In addition, we own approximately 1,500 intermodal containers and lease approximately 1,100 containers.

•
Ocean: As a non-vessel ocean common carrier (“NVOCC”) or freight forwarder, we consolidate shipments, determine routing, select ocean carriers, contract for ocean shipments, and/or provide for local pickup and delivery of shipments.

•	Air: As a certified Indirect Air Carrier (“IAC”) or freight forwarder, we organize air shipments and provide door-to-door service.

•
Customs: Our customs brokers are licensed and regulated by U.S. Customs and Border Protection and other authoritative governmental agencies to assist importers and exporters in meeting legal requirements governing imports and exports.

•	Other Logistics Services: We provide fee-based managed services, warehousing services, small parcel, and other services.
Customers communicate their freight needs, typically on an order-by-order basis, to the C.H. Robinson team responsible for their account. The team ensures that all necessary information about each shipment is available in Navisphere. This information is entered by our employees into Navisphere, by the customer through our web tools, or received electronically by Navisphere from the customers’ systems. We utilize the information from Navisphere and other available sources to select the best contracted carrier based upon factors such as their service score, equipment availability, freight rates, and other relevant factors.
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
As a result of our logistics capabilities, some of our customers have us handle all, or a substantial portion, of their freight transportation requirements. Our employees price our services to provide a profit to us for the totality of services performed for the customer. Our services to the customer may be priced on a spot market, or transactional basis or prearranged contractual rates. Most of our contractual rate commitments are for one year or less and allow for renegotiation. As is typical in the transportation industry, most of these contracts do not include specific volume commitments. When we enter into prearranged rate agreements for truckload services with our customers, we usually have fuel surcharge agreements, in addition to the underlying line-haul portion of the rate.
We purchase most of our truckload services from our contract truckload carriers on a spot market, or transactional basis, even when we are working with the customer on a contractual basis. In a small number of cases, we may get advance commitments from one or more contract carriers to transport contracted shipments for the length of our customer contract. In those cases, where we have prearranged rates with contract carriers, there is a calculated fuel surcharge based on a mutually agreed-upon formula.
While providing day-to-day transportation services, our employees often identify opportunities for additional logistics services as they become more familiar with our customers’ daily operations and the nuances of our customers’ supply chains. We offer a wide range of logistics services on a worldwide basis that reduce or eliminate supply chain inefficiencies. We will analyze customers’ current transportation rate structures, modes of shipping, and carrier selection. We can identify opportunities to consolidate shipments for cost savings. We will suggest ways to improve operating and shipping procedures and manage claims. We can help customers minimize storage through crossdocking and other flow-through operations. Many of these services are provided in connection with providing the transportation services based on the nature of the customer relationship. In addition to these transportation services, we may provide additional logistics services, such as contract warehousing, consulting, transportation management, and other services, for which we are usually paid separately.
We have broadened our relationship with many of our customers through an emphasis on integrated logistics solutions resulting in us managing a greater portion of their supply chains. We often serve our customers through specially created teams and through multiple locations. Our transportation and logistics services are provided to numerous international customers through our worldwide network.
The table below shows our net revenues by transportation mode, for the years ended December 31 (in thousands):

	2018	2017	2016	2015	2014
Truckload	$1,445,916	$1,229,999	$1,257,191	$1,316,533	$1,190,372
LTL	471,275	407,012	381,817	360,706	258,884
Intermodal	32,469	29,145	33,482	41,054	40,631
Ocean	312,952	290,630	244,276	223,643	208,422
Air	120,540	100,761	82,167	79,096	79,125
Customs	88,515	70,952	50,509	43,929	41,575
Other Logistics Services	122,077	117,117	105,369	82,548	73,097
Total	$2,593,744	$2,245,616	$2,154,811	$2,147,509	$1,892,106
Transportation services accounted for approximately 96 percent of net revenues in 2018 and 95 percent in 2017 and 2016, respectively. Net revenues are a non-GAAP financial measure calculated as total revenues less the total of purchased transportation and related services and the cost of purchased products sourced for resale. For additional information, see Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Sourcing
Since we were founded in 1905, we have been in the business of sourcing fresh produce. Much of our logistics expertise can be traced to our significant experience in handling produce and other perishable commodities. Because of its perishable nature, produce must be rapidly packaged; carefully transported within tight timetables, usually in temperature controlled equipment; and quickly distributed to replenish high-turnover inventories maintained by our customers. In many instances, we consolidate an individual customer’s produce orders into truckload quantities at the point of origin and arrange for transportation of the truckloads, often to multiple destinations.
Our sourcing customer base includes grocery retailers, restaurants, foodservice distributors, and produce wholesalers.

Our sourcing services include inventory forecasting and replenishment, brand management, and category development services. We have various national and regional branded produce programs, including both proprietary brands and nationally licensed brands. These programs contain a wide variety of high quality, fresh bulk, and value added fruits and vegetables. These brands have expanded our market presence and relationships with many of our retail customers. We have also instituted quality assurance and monitoring programs as part of our branded and preferred grower programs.
Sourcing accounted for approximately four percent of our net revenues in 2018 and five percent in 2017 and 2016, respectively.
Organization
Segment information. We have three reportable segments: NAST, Global Forwarding, and Robinson Fresh, with our remaining operating segments reported as All Other and Corporate. The All Other and Corporate segment includes Managed Services, Other Surface Transportation outside of North America, and other miscellaneous revenues and unallocated corporate expenses. See additional disclosure in Note 9, Segment Reporting, to our consolidated financial statements.
NAST provides freight transportation services across North America through a network of offices in the United States, Canada, and Mexico. The primary services provided by NAST include truckload, LTL, and intermodal.
Global Forwarding provides global logistics services through an international network of offices in North America, Europe, Asia, Oceania, and South America; and also contracts with independent agents worldwide. The primary services provided by Global Forwarding include ocean freight services, air freight services, and customs brokerage.
Robinson Fresh provides sourcing services which primarily include the buying, selling, and marketing of fresh fruits, vegetables, and other perishable items. Robinson Fresh sources products from around the world. This segment often provides the logistics and transportation of the products they buy, sell, or market, in addition to temperature controlled transportation services for its customers.
All Other and Corporate primarily consists of Managed Services and Other Surface Transportation outside of North America. Managed Services is primarily comprised of our division, TMC, which offers Managed TMS®. Managed TMS combines the use of Navisphere, logistics process expertise, and consulting services in relation to the use of motor carriers chosen by our customers. Customers can access Navisphere, logistics experts, and supply chain engineers to manage their day-to-day operations and optimize supply chain performance.
Other Surface Transportation revenues are primarily earned by our Europe Surface Transportation operating segment. Europe Surface Transportation provides services like NAST across Europe.
Office Network. To keep us close to our customers and markets, we operate through a network of offices in North America, Europe, Asia, Oceania, and South America.
Each office is responsible for its own growth and profitability. Our employees are responsible for developing new business, negotiating and pricing services, receiving and processing service requests from customers, and negotiating with carriers to provide the transportation requested. In addition to routine transportation, employees are often called upon to handle customers’ unusual, seasonal, and emergency needs. We have developed proprietary and complex pricing algorithms that guide our employees to establish competitive pricing to our customers and carriers based on the unique characteristics of each customers’ shipment. Employees typically rely on expertise in other offices when contracting and executing truckload, LTL, intermodal, ocean and air shipments. Multiple network offices often also work together to service larger, global accounts where the expertise and resources of more than one office are required to meet the customer’s needs. Their efforts are usually coordinated by one “lead” office on the account.
Network Employees. Employees are generally specialized into roles on new customer sales opportunities, account managing existing customer relationships, managing carrier/supplier relationships for procuring capacity, or ongoing service and operations of shipments. Sales opportunities are identified through our internal database, referrals from current customers, leads generated by people through knowledge of their local and regional markets, company marketing efforts, and access to transportation industry shipment databases. Employees are also responsible for recruiting new motor carriers, who are referred to our centralized carrier services group to confirm they are properly licensed and insured, have acceptable Federal Motor Carrier Safety Administration (“FMCSA”) issued safety ratings, and will enter into a contract for transportation services with C.H. Robinson.
Each office is responsible for its hiring and staffing decisions, based on the needs of their office and to balance personnel resources with business requirements, subject to the office maintaining targeted productivity levels. Because the quality of our employees is essential to our success, we are highly selective in our recruiting and hiring. To support our hiring processes, we have a corporate talent acquisition team that develops a pipeline of qualified candidates that managers can draw from. Our applicants typically have college degrees, and some have business experience, although not necessarily within the transportation industry.
Our employees go through centralized onboarding that emphasizes development of the skills necessary to become productive employees, including technology training on our proprietary systems and our customer service philosophy. Centralized training is followed by ongoing, on-the-job training.
Compensation programs are largely performance-based, and cash incentives are directly tied to productivity and performance. Most network management compensation is dependent on the profitability of their office. They are paid a performance-based bonus, which is a portion of the office’s earnings for that calendar year. The percentage they can potentially earn is predetermined in an annual bonus contract and is based on their productivity and contributions to the overall success of the office.
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
Shared Services. Our network offices are supported by our shared and centralized services. Approximately ten percent of our employees provide shared services in centralized centers. Over 50 percent of these shared services employees are information technology personnel who develop and maintain our proprietary operating system software and our wide area network.
Customer Relationships
We work to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing them with a full range of logistics services. During 2018, we served over 124,000 customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries.
During 2018, our largest customer accounted for approximately two percent of total revenues. In recent years, we have grown by adding new customers and by increasing our volumes with, and providing more services to, our existing customers.
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
Relationships with Transportation Providers
We continually work on establishing contractual relationships with qualified transportation providers that also meet our and our customers’ service requirements to provide dependable services, favorable pricing, and contract carrier availability during periods when demand for transportation equipment is greater than the supply. Because we own very little transportation equipment and do not employ the people directly involved with the delivery of our customers’ freight, these relationships are critical to our success.
In 2018, we worked with approximately 76,000 transportation providers worldwide, of which the vast majority are contracted motor carriers. To strengthen and maintain our relationships with motor carriers, our employees regularly communicate with carriers and try to assist them by increasing their equipment utilization, reducing their empty miles, and repositioning their equipment. To make it easier for contract carriers to work with us, we have a policy of contract carrier invoice payment upon receipt of proof of delivery. For those contract carriers who would like a faster payment, we also offer payment within 48 hours of receipt of proof of delivery in exchange for a discount, along with offering in-trip cash advances.
Contracted carriers provide access to dry vans, temperature controlled vans, flatbeds, and bulk capacity. These contract carriers are of all sizes, including owner-operators of a single truck, small and mid-size fleets, private fleets, and the largest national trucking companies. Consequently, we are not dependent on any one contract carrier. Our largest truck transportation provider was less than two percent of our total cost of transportation in 2018. Motor carriers that had fewer than 100 tractors transported approximately 83 percent of our truckload shipments in 2018. Every United States and Canadian motor carrier with which we do business is required to execute a contract that establishes that the carrier is acting as an independent contractor. At the time the contract is executed, and thereafter, through subscriptions with a third party service, we confirm that each United States motor carrier is properly licensed and insured, has the necessary federally-issued authority to provide transportation services, and can provide the necessary level of service on a dependable basis. Our motor carrier contracts require that the motor carrier issue invoices only to and accept payment solely from us for the shipments that they transport under their contract with us and allow us to withhold payment to satisfy previous claims or shortages. Our standard contracts do not include volume commitments, and typically the initial contract rate is modified each time we confirm an individual shipment with a carrier.
We also have intermodal marketing agreements with container owners and all Class 1 railroads in North America, giving us access to additional trailers and containers. Our contracts with railroads specify the transportation services and payment terms by which our intermodal shipments are transported by rail. Intermodal transportation rates are typically negotiated between us and the railroad on a customer-specific basis. We own approximately 1,500 53-foot containers and lease approximately 1,100 containers. We believe that these containers have helped us better serve our customers, and we will continue to analyze the strategy of controlling containers.
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
Competition
The transportation services industry is highly competitive and fragmented. We compete against many logistics companies, trucking companies, property freight brokers, carriers offering logistics services, NVOCCs, IACs, and freight forwarders. We also buy from and sell transportation services to companies that compete with us.
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
Seasonality
Historically, our operating results have been subject to seasonal trends with income from operations and earnings lower in the first quarter than in the other three quarters. We believe this historical pattern has been the result of, or influenced by, numerous factors, including national holidays, weather patterns, consumer demand, economic conditions, and other similar and subtle forces. Although seasonal changes in the transportation industry have not had a significant impact on our cash flow or results of operations, we expect this trend to continue and we cannot guarantee that it will not adversely impact us in the future.
Proprietary Information Technology and Intellectual Property
We rely on a combination of trademarks, copyrights, trade secrets, and nondisclosure and non-competition agreements to establish and protect our intellectual property and proprietary technology. Additionally, we have numerous registered trademarks, trade names, and logos in the United States and international locations.
Our information systems are essential to efficiently communicate, service our customers and contracted carriers, and manage our business. In 2018, we executed approximately 18 million shipments for more than 124,000 customers with more than 76,000 contract carriers.
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
The Navisphere Vision web-based product allows our customers to see all of their freight across all modes and services globally in a single view. Details of shipment contents, status of shipments based on milestones, disruptions to shipments, and resulting estimated time of arrival adjustment using artificial intelligence are provided for the customer to manage their supply chain exceptions. Collaboration, intelligent notifications, and performance scorecarding allow customers to manage their supply chain and identify inefficiencies.
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
The Navisphere Driver mobile application provides contract carriers’ drivers with load status automation capabilities. Drivers can elect to allow the application to complete all stop updates and in-transit calls. Drivers can also capture and upload bill of lading documentation to initiate payment processes. The track and trace capabilities give our systems and customers frequent load status information.
Government Regulation
Our operations may be regulated and licensed by various federal, state, and local transportation agencies in the United States and similar governmental agencies in foreign countries in which we operate.
We are subject to licensing and regulation as a property freight broker and are licensed by the U.S. Department of Transportation (“DOT”) to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. We are also subject to regulation by the Federal Maritime Commission (“FMC”) as an ocean freight forwarder and a NVOCC and we maintain separate bonds and licenses for each. We operate as a Department of Homeland Security certified IAC, providing air freight services, subject to commercial standards set forth by the International Air Transport Association (“IATA”) and federal regulations issued by the Transportation Security Administration (“TSA”). We provide customs brokerage services as a customs broker under a license issued by the Bureau of U.S. Customs and Border Protection and other authoritative governmental agencies. We also have and maintain other licenses as required by law.

Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, some intrastate shipments for which we arrange transportation may be subject to additional licensing, registration, or permit requirements. We contractually require and rely on the carrier transporting the shipment to ensure compliance with these types of requirements. We, along with the contracted carriers that we rely on in arranging transportation services for our customers, are also subject to a variety of federal and state safety and environmental regulations. Although compliance with the regulations governing licensees in these areas has not had a materially adverse effect on our operations or financial condition in the past, there can be no assurance that such regulations or changes thereto will not adversely impact our operations in the future. Violation of these regulations could also subject us to fines, as well as increased claims liability.
We buy and sell fresh produce under licenses issued by the U.S. Department of Agriculture (“USDA”) as required by the Perishable Agricultural Commodities Act (“PACA”). Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations.
We are subject to a variety of other U.S. and foreign laws and regulations including, but not limited to, the Foreign Corrupt Practices Act and other similar anti-bribery and anti-corruption statutes.
Risk Management and Insurance
We contractually require all motor carriers we work with to carry at least $750,000 in automobile liability insurance and $25,000 in cargo insurance. We also require all motor carriers to maintain workers compensation and other insurance coverage as required by law. Most contracted carriers have insurance exceeding these minimum requirements. Railroads, which are generally self-insured, provide limited common carrier cargo loss or damage liability protection, generally up to $250,000 per shipment.
In North America, as a property freight broker, we are not legally liable for loss or damage to our customers’ cargo. In our customer contracts, we may agree to assume cargo liability up to a stated maximum. We typically do not assume cargo liability to our customers above minimum industry standards in our international freight forwarding, ocean transportation, or air freight businesses on international or domestic air shipments. With regards to international freight forwarding, ocean transportation, international domestic air freight shipments, and shipments transacted by Freightquote, we offer our customers the option to purchase shippers’ interest coverage to insure goods in transit. When we agree to store goods for our customers for longer terms, we provide limited warehouseman’s coverage to our customers and typically contract for warehousing services from companies that provide us the same degree of coverage.
We maintain a broad cargo liability insurance policy to help protect us against catastrophic losses that may not be recovered from the responsible contracted carrier. We also carry various liability insurance policies, including automobile and general liability, with a $200 million umbrella. Our contingent automobile liability coverage has a retention of $5 million per incident.
As a seller of produce, we may, under certain circumstances, have legal responsibility arising from produce sales. We carry product liability coverage under our general liability and umbrella policies to cover tort claims. The deductible on our general liability coverage is $500,000 per incident. In addition, in the event of a recall, we may be required to bear the costs of repurchasing, transporting, and destroying any allegedly contaminated product, as well as potential consequential damages which were generally not insured. We carry product recall insurance coverage of $50 million. This policy has a retention of $5 million per incident.
We maintain a cyber liability insurance policy with coverage of $10 million to help protect us against losses that may result from a cyber-related security breach or similar event. This policy has a retention of $1.0 million per incident.

Executive Officers

The Board of Directors designates the executive officers annually. Below are the names, ages, and positions of the executive officers as of February 25, 2019:

Name	Age	Position
John P. Wiehoff	57	Chief Executive Officer, President, and Chairman of the Board
Robert C. Biesterfeld, Jr.	43	Chief Operating Officer
Ben G. Campbell	53	Chief Legal Officer and Secretary
Andrew C. Clarke	48	Chief Financial Officer
Jeroen Eijsink	46	President of C.H. Robinson Europe
Angela K. Freeman	51	Chief Human Resources Officer
Jordan T. Kass	46	President of Managed Services
Michael W. Neill	48	Chief Technology Officer
Christopher J. O’Brien	50	Chief Commercial Officer
Mac Pinkerton	45	President of NAST
Michael J. Short	48	President of Global Freight Forwarding
John P. Wiehoff has been Chief Executive Officer of C.H. Robinson since May 2002, President of the Company since December 1999, a director since 2001, and became the chairman in January 2007. We announced that John intends to retire as President and Chief Executive Officer at our 2019 Annual Meeting of Stockholders and continue to serve as an executive officer and Chairman of the Board. Previous positions with the company include senior vice president from October 1998, chief financial officer from July 1998 to December 1999, treasurer from August 1997 to June 1998, and corporate controller from 1992 to June 1998. Prior to joining C.H. Robinson, John was employed by Arthur Andersen LLP. John also serves on the Boards of Directors of Polaris Industries Inc. (NYSE: PII) and Donaldson Company, Inc. (NYSE: DCI). He holds a Bachelor of Science degree from St. John’s University.
Robert C. Biesterfeld, Jr. was named Chief Operating Officer in February 2018 and has been appointed to become President and Chief Executive Officer and nominated for election as a director, all to be effective at our 2019 Annual Meeting of Stockholders. Prior to that, Bob served as president of North American Surface Transportation since January 2016, Vice President of Truckload from January 2014 to December 2015, Vice President of Sourcing and Temperature Controlled Transportation from January 2013 to December 2014, and General Manager for the U.S. West Sourcing Region for the company’s sourcing division from 2003 to 2011. He began his career with C.H. Robinson in 1999 in the Corporate Procurement and Distribution Services office. Bob serves on several industry and non-profit boards and committees. Bob graduated from Winona State University with a Bachelor of Arts degree.
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

Andrew C. Clarke was named Chief Financial Officer in June 2015. Prior to joining C.H. Robinson, Andrew was an industry consultant from February 2013 to May 2015. From July 2006 to February 2013, Andrew served as President and Chief Executive Officer of Panther Expedited Services, now a wholly owned subsidiary of ArcBest Corporation. Prior to that, Andrew served as Chief Financial Officer of Forward Air Corporation from 2001 to 2006. Currently he serves on the Board of Directors of Element Fleet Management Corporation and previously served on the Board of Directors for Blount International, Inc., Forward Air Corporation, and Pacer International, Inc. He holds a Bachelor of Science degree from Washington University in St. Louis, and a Master of Business Administration degree from the University of Chicago Booth School of Business.
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
Michael W. Neill was named Chief Technology Officer in June 2018. Previous positions with the company include IT Director, Application Development from 2010 to 2018; IT Director, Infrastructure and Security from 2005 to 2010; and Software Development Manager from 2002 to 2004. Prior to joining C.H. Robinson in 2002, Mike held IT management positions at ADC Telecommunications and Trans Consolidated Incorporated. Mike also serves as an industry advisory board member to the University of Minnesota, Duluth, Computer Science Department. Mike earned a Bachelor of Science degree from the University of Minnesota – Duluth and a Master of Science from the University of Minnesota.
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
Mac Pinkerton was named President of North American Surface Transportation in January 2019. Prior executive positions with the company include Vice President, Service Lines from July 2017 to December 2018 and Vice President, Transportation from October 2010 to June 2017. Prior to his executive roles, Mac was General Manager in the Mobile, Alabama and Dallas, Texas offices. Mac began his career with C.H. Robinson in 1997 as a transportation representative. He holds a Bachelor of Science degree from Mississippi State University.
Michael J. Short was named President of Global Freight Forwarding in May 2015. He joined C.H. Robinson through the acquisition of Phoenix International in 2012 and is a 21-year veteran of the global forwarding industry. Prior to being named President, Mike served as Vice President, Global Forwarding North America. Mike held several roles at Phoenix, including Regional Manager, General Manager of the St. Louis office, and Sales Manager. He graduated from the University of Missouri in 1993 with a Bachelor of Science degree in Business.
Employees
As of December 31, 2018, we had a total of 15,262 employees, approximately 13,700 of whom were in our network offices. Our remaining employees centrally serve our network of offices in areas such as finance, information technology, legal, marketing, and human resources.
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

Cautionary Statement Relevant to Forward-Looking Information
This Annual Report on Form 10-K, including our financial statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this report, and other documents incorporated by reference, contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K and in our other filings with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of any of our executive officers, the words or phrases “believes,” “may,” “could,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects,” or similar expressions and variations thereof are intended to identify such forward-looking statements.
Except for the historical information contained in this Form 10-K, the matters set forth in this document may be deemed to be forward-looking statements that represent our expectations, beliefs, intentions, or strategies concerning future events. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience or our present expectations, including, but not limited to, such factors such as changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the United States; risks associated with the potential impact of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel price increases or decreases, or fuel shortages; cyber-security related risks; the impact of war on the economy; changes to our capital structure; risks related to the elimination of LIBOR, and other risks and uncertainties, including those described below. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update these statements in light of subsequent events or developments.

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
Economic recessions could have a significant, adverse impact on our business. The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest rate fluctuations, currency fluctuations, and other economic factors beyond our control. Deterioration in the economic environment subjects our business to various risks, which may have a material and adverse impact on our operating results and cause us to not reach our long-term growth goals:

•
Decrease in volumes: A reduction in overall freight volumes in the marketplace reduces our opportunities for growth. A significant portion of our freight are transactional or “spot” market opportunities. The transactional market may be more impacted than the freight market by overall economic conditions. In addition, if a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, particularly among certain national retailers or in the food, beverage, retail, manufacturing, paper, ecommerce, or printing industries, our operating results could be adversely affected.

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

Higher carrier prices may result in decreased net revenue margin. Carriers can be expected to charge higher prices if market conditions warrant, or to cover higher operating expenses. Our net revenues and income from operations may decrease if we are unable to increase our pricing to our customers. Increased demand for truckload services and changes in regulations may reduce available capacity and increase carrier pricing. In some instances where we have entered into contract freight rates with customers, in the event market conditions change and those contracted rates are below market rates, we may be required to provide transportation services at a net revenue loss.
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

As we continue to expand our business internationally, we expose the company to increased risk of loss from foreign currency fluctuations and exchange controls, as well as longer accounts receivable payment cycles. Foreign currency fluctuations could result in currency exchange gains or losses or could affect the book value of our assets and liabilities. Furthermore, we may experience unanticipated changes to our income tax liabilities resulting from changes in geographical income mix and changing international tax legislation. We have limited control over these risks, and if we do not correctly anticipate changes in international economic and political conditions, we may not alter our business practices in time to avoid adverse effects.

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

We face substantial industry competition. Competition in the transportation services industry is intense and broad-based. We compete against traditional and non-traditional logistics companies, including transportation providers that own equipment, third party freight brokers, technology matching services, internet freight brokers, carriers offering logistics services, and on-demand transportation service providers. We also compete against carriers’ internal sales forces. In addition, customers can bring in-house some of the services we provide to them. We often buy and sell transportation services from and to many of our competitors. Increased competition could reduce our market opportunity and create downward pressure on freight rates, and continued rate pressure may adversely affect our net revenue and income from operations. In some instances where we have entered into contract freight rates with customers, in the event market conditions change and those contracted rates are below market rates, we may be required to provide transportation services at a net revenue loss.

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

Because we manage our business on a decentralized basis, our operations may be materially adversely affected by inconsistent management practices. We manage our business on a decentralized basis through a network of offices throughout North America, Europe, Asia, Oceania, and South America, supported by executives and shared and centralized services, with local management responsible for day-to-day operations, profitability, personnel decisions, the growth of the business, and adherence to applicable local laws. Our decentralized operating strategy can make it difficult for us to implement strategic decisions and coordinated procedures throughout our global operations. In addition, some of our offices operate with management, sales, and support personnel that may be insufficient to support growth in their respective location without significant central oversight and coordination. Our decentralized operating strategy could result in inconsistent management practices and materially and adversely affect our overall profitability and expose us to litigation.

Our earnings may be affected by seasonal changes in the transportation industry. Results of operations for our industry generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. Historically, income from operations and earnings are lower in the first quarter than in the other three quarters. We believe this historical pattern has been the result of, or influenced by, numerous factors, including national holidays, weather patterns, consumer demand, economic conditions, and other similar and subtle forces. Although seasonal changes in the transportation industry have not had a significant impact on our cash flow or results of operations, we expect this trend to continue and we cannot guarantee that it will not adversely impact us in the future.

We are subject to claims arising from our transportation operations. We use the services of thousands of transportation companies in connection with our transportation operations. From time to time, the drivers employed and engaged by the carriers we contract with are involved in accidents, which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage or may not be covered by insurance at all. In addition, our automobile liability policy has a retention of $5 million per incident. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability. Our involvement in the transportation of certain goods, including but not limited to hazardous materials, could also increase our exposure in the event one of our contracted carriers is involved in an accident resulting in injuries or contamination.

Our sourcing business is dependent upon the supply and price of fresh produce. The supply and price of fresh produce is affected by weather and growing conditions (such as drought, freeze, insects, and disease) and other conditions over which we have no control. Commodity prices can be affected by shortages or overproduction and are often highly volatile. If we are unable to secure fresh produce to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. To assure access to certain commodities, we occasionally make monetary advances to growers to finance their operations. Repayment of these advances is dependent upon the growers’ ability to grow and harvest marketable crops.

Buying and reselling fresh produce exposes us to possible product liability. Agricultural chemicals used on fresh produce are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Product recalls in the produce industry have been caused by concern about particular chemicals and alleged contamination, often leading to lawsuits brought by consumers of allegedly affected produce. We may face claims for a variety of damages arising from the sale of produce, which may include potentially uninsured consequential damages. While we are insured for up to $200 million for product liability claims subject to a $500,000 per incident deductible, settlement of class action claims is often costly, and we cannot guarantee that our liability coverage will be adequate and will continue to be available. If we have to recall produce, we may be required to bear the cost of repurchasing, transporting, and destroying any allegedly contaminated product, as well as consequential damages. We carry product recall insurance coverage of $50 million. This policy has a retention of $5 million per incident. Any recall or allegation of contamination could affect our reputation, particularly of our proprietary and/or licensed branded produce programs. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.

Our business depends upon compliance with numerous government regulations. Our operations may be regulated and licensed by various federal, state, and local transportation agencies in the United States and similar governmental agencies in foreign countries in which we operate.

We are subject to licensing and regulation as a property freight broker and are licensed by the DOT to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. We are also subject to regulation by the FMC as an ocean freight forwarder and a NVOCC, and we maintain separate bonds and licenses for each. We operate as a Department of Homeland Security certified IAC, providing air freight services, subject to commercial standards set forth by the IATA and federal regulations issued by the TSA. We provide customs brokerage services as a customs broker under a license issued by the Bureau of U.S. Customs and Border Protection and other authoritative governmental agencies. We also have and maintain other licenses as required by law.

We source fresh produce under a license issued by the USDA as required by PACA. We are also subject to various regulations and requirements promulgated by other international, domestic, state, and local agencies and port authorities. Our failure to comply with the laws and regulations applicable to entities holding these licenses could materially and adversely affect our results of operations or financial condition.

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

We derive a significant portion of our total revenues and net revenues from our largest customers. Our top 100 customers comprise approximately 33 percent of our consolidated total revenues and 23 percent of consolidated net revenues. Our largest customer comprises approximately two percent of our consolidated total revenues. The sudden loss of many of our major customers could materially and adversely affect our operating results.

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

Changes in the method for determining LIBOR and the potential replacement of the LIBOR benchmark interest rate could increase our borrowing costs. A substantial portion of our borrowing capacity bears interest at a variable rate based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the United Kingdom, stated that they will plan for a phase out of regulatory oversight of LIBOR interest rates indices. The FCA has indicated they will support the LIBOR indices through 2021, to allow for an orderly transition to an alternative reference rate. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities.

We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated, including the development of term and credit adjustments to accommodate differences between LIBOR and SOFR. Introduction of an alternative rate also may introduce additional basis risk for market participants as an alternative index is utilized along with LIBOR. There can be no guarantee that SOFR will become widely used and that alternatives may or may not be developed with additional complications. We are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition to SOFR may be on our business, financial condition, and results of operations.

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

Location	Approximate Square Feet
Kansas City, MO(1)	208,000
Chicago, IL	207,000
Eden Prairie, MN	153,000
Eden Prairie, MN(1)	105,000
Eden Prairie, MN(1)	81,000
Chicago, IL(1)	80,000
Wood Dale, IL	72,000
Chicago, IL	57,000
Shanghai, China	43,000
Auburn Hills, MI	41,000
Montreal, Canada	35,000
Oronoco, MN(1)	32,000
Amsterdam, Netherlands	25,000
Woodridge, IL	22,000
Minneapolis, MN	21,000
 ____________________________

(1)	These properties are owned. All other properties in the table above are leased from third parties.

We also own or lease warehouses totaling approximately 1.4 million square feet of space in over 30 cities around the world. The following table lists our warehouses over 50,000 square feet:

Location	Approximate Square Feet
Carson, CA	228,000
Des Plaines, IL	219,000
Rancho Dominguez, CA	130,000
San Bernardino, CA	105,000
Bethlehem, PA	85,000
Vancouver, WA	79,000
Edinburg, TX	72,000
East Midlands, Great Britain	64,000
Miramar, FL	55,000
Cobden, IL(1)	52,000
 ____________________________

(1)	This property is owned. All other properties in the table above are leased from third parties.

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
Our common stock began trading on The Nasdaq National Market on October 15, 1997, and currently trades on the Nasdaq Global Select Market under the symbol “CHRW”.
On February 20, 2019, the closing sales price per share of our common stock as quoted on the Nasdaq Global Select Market was $92.02 per share. On February 20, 2019, there were approximately 136 holders of record and approximately 128,401 beneficial owners of our common stock.
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
The following table provides information about company purchases of common stock during the quarter ended December 31, 2018:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 2018	500,568	$92.66	496,579	14,263,686
November 2018	257,629	89.99	256,690	14,006,996
December 2018	336,227	85.34	333,916	13,673,080
Fourth quarter 2018	1,094,424	$89.78	1,087,185	13,673,080
________________________________
(1) The total number of shares purchased includes: (i) 1,087,185 shares of common stock purchased under the authorization described below; and (ii) 7,239 shares of common stock surrendered to satisfy statutory tax withholding obligations under our stock incentive plans.
(2) In May 2018, the Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. As of December 31, 2018, there were 13,673,080 shares remaining for future repurchases under this authorization. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated share repurchase programs.

The graph below compares the cumulative 5-year total return of holders of C.H. Robinson Worldwide, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the Nasdaq Transportation index, and the S&P Midcap 400 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2013 to December 31, 2018.

	December 31,
	2013	2014	2015	2016	2017	2018
C.H. Robinson Worldwide, Inc.	$100.00	131.34	111.35	134.73	167.77	161.71
S&P 500	$100.00	113.69	115.26	129.05	157.22	150.33
S&P Midcap 400	$100.00	109.77	107.38	129.65	150.71	134.01
Nasdaq Transportation	$100.00	144.06	124.46	149.57	185.07	169.26
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA
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

STATEMENT OF OPERATIONS DATA
Year Ended December 31,	2018(1)	2017	2016	2015	2014
Total revenues	$16,631,172	$14,869,380	$13,144,413	$13,476,084	$13,470,067
Net revenues	2,705,235	2,368,050	2,277,528	2,268,480	2,007,652
Income from operations	912,083	775,119	837,531	858,310	748,418
Net income	664,505	504,893	513,384	509,699	449,711
Net income per share
Basic	$4.78	$3.59	$3.60	$3.52	$3.06
Diluted	$4.73	$3.57	$3.59	$3.51	$3.05
Weighted average number of shares outstanding (in thousands)
Basic	139,010	140,610	142,706	144,967	147,202
Diluted	140,405	141,382	142,991	145,349	147,542
Dividends per share	$1.88	$1.81	$1.74	$1.57	$1.43

BALANCE SHEET DATA
As of December 31,
Working capital	$1,319,751	$523,487	$162,384	$282,101	$529,599
Total assets	4,427,412	4,235,834	3,687,758	3,184,358	3,214,338
Current portion of debt	5,000	715,000	740,000	450,000	605,000
Long-term debt	1,341,352	750,000	500,000	500,000	500,000
Total stockholders’ investment	1,595,087	1,425,745	1,257,847	1,150,450	1,047,015

OPERATING DATA
As of December 31,
Employees	15,262	15,074	14,125	13,159	11,521
(1) We adopted ASU 2014-09, Revenue from Contracts with Customers, in 2018 which impacted the presentation and timing of revenue recognition. The comparative information for previous periods has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to Note 10, Revenue Recognition, for further information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Our consolidated total revenues increased 11.8 percent to $16.6 billion in 2018 from $14.9 billion in 2017 due to an increase in transportation revenues driven by increased pricing in most of our transportation services, most notably truckload and LTL. This increase was partially offset by a decrease in sourcing total revenues of $120.5 million as a result of our adoption of ASU 2014-09, Revenue from Contracts with Customers. We achieved record levels of net revenues and income from operations driven by the strong performance of our NAST reportable segment. Net revenues is a Non-GAAP financial measure defined below. Net revenues increased 14.2 percent to $2.7 billion in 2018 from $2.4 billion in 2017. Income from operations increased 17.7 percent to $912.1 million in 2018 from $775.1 million in 2017. Our cash flow from operations increased 106.5 percent to $792.9 million in 2018 from $384.0 million in 2017 driven by the growth in income from operations and improved working capital performance. The effective tax rate for 2018 was 24.5 percent compared to 30.7 percent in 2017 driven primarily by an $83.1 million benefit from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Diluted net income per share increased 32.5 percent to $4.73 in 2018 from $3.57 in 2017.

CONSOLIDATED RESULTS OF OPERATIONS
Our total revenues represent the total dollar value of services and goods we sell to our customers. The following table summarizes our total revenues (dollars in thousands):

For the years ended December 31,	2018	2017	Change	2016	Change
Transportation	$15,515,921	$13,502,906	14.9%	$11,704,745	15.4%
Sourcing	1,115,251	1,366,474	(18.4)%	1,439,668	(5.1)%
Total	$16,631,172	$14,869,380	11.8%	$13,144,413	13.1%
Net revenues are a non-GAAP financial measure calculated as total revenues less the total of purchased transportation and related services and the cost of purchased products sourced for resale. We believe net revenues are a useful measure of our ability to source, add value, and sell services and products that are provided by third parties, and we consider net revenues to be our primary performance measurement. Accordingly, the discussion of our results of operations often focuses on the change in our net revenues. The reconciliation of total revenues to net revenues is presented below (in thousands):

	Twelve Months Ended December 31,
	2018	2017	2016
Revenues:
Transportation	$15,515,921	$13,502,906	$11,704,745
Sourcing	1,115,251	1,366,474	1,439,668
Total revenues	16,631,172	14,869,380	13,144,413
Costs and expenses:
Purchased transportation and related services	12,922,177	11,257,290	9,549,934
Purchased products sourced for resale	1,003,760	1,244,040	1,316,951
Total costs and expenses	13,925,937	12,501,330	10,866,885
Net revenues	$2,705,235	$2,368,050	$2,277,528
The following table illustrates our net revenue margins by services and products:

For the years ended December 31,	2018	2017	2016
Transportation	16.7%	16.6%	18.4%
Sourcing	10.0%	9.0%	8.5%
Total	16.3%	15.9%	17.3%

The following table summarizes our net revenues by service line. The service line net revenues in the table differ from the segment service line revenues discussed below as our segments have revenues from multiple service lines (dollars in thousands):

For the years ended December 31,	2018	2017	Change	2016	Change
Net revenues:
Transportation
Truckload	$1,445,916	$1,229,999	17.6%	$1,257,191	(2.2)%
LTL (1)	471,275	407,012	15.8%	381,817	6.6%
Intermodal	32,469	29,145	11.4%	33,482	(13.0)%
Ocean	312,952	290,630	7.7%	244,276	19.0%
Air	120,540	100,761	19.6%	82,167	22.6%
Customs	88,515	70,952	24.8%	50,509	40.5%
Other Logistics Services	122,077	117,117	4.2%	105,369	11.1%
Total Transportation	2,593,744	2,245,616	15.5%	2,154,811	4.2%
Sourcing	111,491	122,434	(8.9)%	122,717	(0.2)%
Total	$2,705,235	$2,368,050	14.2%	$2,277,528	4.0%
__________________________
(1) Less than truckload (“LTL”).
The following table represents certain statements of operations data, shown as percentages of our net revenues:

For the years ended December 31,	2018	2017	2016
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	49.7%	49.8%	46.8%
Other selling, general, and administrative expenses	16.6%	17.5%	16.4%
Total operating expenses	66.3%	67.3%	63.2%
Income from operations	33.7%	32.7%	36.8%
Interest and other expenses	(1.2)%	(2.0)%	(1.1)%
Income before provision for income taxes	32.5%	30.8%	35.7%
Provision for income taxes	8.0%	9.4%	13.1%
Net income	24.6%	21.3%	22.5%

The following table summarizes our results by reportable segment (dollars in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Twelve months ended December 31, 2018
Revenues	$11,247,900	$2,487,744	$2,268,900	$626,628	$—	$16,631,172
Intersegment revenues	545,177	48,343	211,286	20,951	(825,757)	—
Total Revenues	11,793,077	2,536,087	2,480,186	647,579	(825,757)	16,631,172
Net Revenues	1,788,498	543,906	234,046	138,785	—	2,705,235
Income (loss) from operations	773,846	91,626	59,735	(13,124)	—	912,083

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Twelve months ended December 31, 2017
Revenues	$9,728,810	$2,140,987	$2,415,740	$583,843	$—	$14,869,380
Intersegment revenues	462,390	30,198	167,292	18,174	(678,054)	—
Total Revenues	10,191,200	2,171,185	2,583,032	602,017	(678,054)	14,869,380
Net Revenues	1,525,064	485,280	226,059	131,647	—	2,368,050
Income from operations	628,110	91,842	53,374	1,793	—	775,119

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Twelve months ended December 31, 2016
Revenues	$8,737,716	$1,574,686	$2,344,131	$487,880	$—	$13,144,413
Intersegment revenues	298,438	30,311	119,403	2,211	(450,363)	—
Total Revenues	9,036,154	1,604,997	2,463,534	490,091	(450,363)	13,144,413
Net Revenues	1,524,355	397,537	234,794	120,842	—	2,277,528
Income from operations	674,436	80,931	75,757	6,407	—	837,531

CONSOLIDATED RESULTS OF OPERATIONS – 2018 COMPARED TO 2017
Total revenues and direct costs. Our consolidated total revenues increased 11.8 percent to $16.6 billion in 2018 from $14.9 billion in 2017. Total transportation revenues increased 14.9 percent to $15.5 billion in 2018 from $13.5 billion in 2017. This increase in transportation revenues was driven by increased pricing in most of our transportation services, most notably truckload and LTL. Total purchased transportation and related services increased 14.8 percent in 2018 to $12.9 billion from $11.3 billion in 2017. This increase was due to increased truckload and LTL purchased transportation costs and higher ocean volumes, which were partially offset by the impact of decreased truckload volumes. Total sourcing revenues decreased 18.4 percent to $1.1 billion in 2018 from $1.4 billion in 2017. Purchased products sourced for resale decreased 19.3 percent in 2018 to $1.0 billion from $1.2 billion in 2017. Sourcing total revenues and purchased products for resale decreased $120.5 million as a result of our adoption of ASU 2014-09, Revenue from Contracts with Customers. Our consolidated total revenues earned from customers within the United States increased 11.7 percent to $14.4 billion in 2018 from $12.9 billion in 2017.
Net revenues. Total transportation net revenues increased 15.5 percent in 2018 to $2.6 billion from $2.2 billion in 2017. Our transportation net revenue margin increased slightly to 16.7 percent in 2018 from 16.6 percent in 2017. This slight increase was driven by increases in customer pricing, including fuel. Total sourcing net revenues decreased 8.9 percent to $111.5 million in 2018 from $122.4 million in 2017. This decrease was primarily due to decreases in net revenue per case and a case volume decrease across a variety of commodities and services, most notably in our restaurant and foodservice customers. Sourcing net revenue margin increased to 10.0 percent in 2018 from 9.0 percent in 2017, driven by the impact of our adoption of ASU 2014-09.
Operating expenses. Operating expenses consist of personnel and selling, general, and administrative expenses. Operating expenses increased 12.6 percent to $1.8 billion in 2018 from $1.6 billion in 2017. This was due to an increase of 13.9 percent in personnel expenses and an increase of 8.8 percent in other selling, general, and administrative expenses. As a percentage of net revenues, operating expenses decreased to 66.3 percent in 2018 from 67.3 percent in 2017.
Our personnel expenses are driven primarily by earnings growth and headcount. In 2018, personnel expenses increased 13.9 percent to $1.3 billion from $1.2 billion in 2017. Personnel expenses as a percentage of net revenue decreased in 2018 to 49.7 percent from 49.8 percent in 2017. The increase in personnel expense was due primarily to an increase in variable compensation due to our strong earnings growth and growth in our average headcount of 3.5 percent in 2018 compared to 2017.
Other selling, general, and administrative expenses increased 8.8 percent to $449.6 million in 2018 from $413.4 million in 2017. This increase in selling, general, and administrative expenses was primarily due to increases in occupancy and other professional services expenses, claims, and the provision for bad debt.

Income from operations. Income from operations increased 17.7 percent to $912.1 million in 2018 from $775.1 million in 2017. Income from operations as a percentage of net revenues increased to 33.7 percent in 2018 from 32.7 percent in 2017. This increase was due to net revenues growing faster than our operating expenses.
Interest and other expenses. Interest and other expenses were $31.8 million in 2018 compared to $46.7 million in 2017. The decrease was primarily due to a $16.9 million favorable impact from foreign currency revaluation and realized foreign currency gains in 2018 compared to a $9.4 million unfavorable impact in 2017. The impact of foreign currency revaluation and realized foreign currency gains was partially offset by increased interest expense due to a higher average debt balance and higher interest rates in 2018 compared to 2017.
Provision for income taxes. Our effective income tax rate was 24.5 percent for 2018 and 30.7 percent for 2017, driven primarily by an $83.1 million benefit from the Tax Act.
Net income. Net income increased 31.6 percent to $664.5 million in 2018 from $504.9 million in 2017. Basic net income per share increased 33.1 percent to $4.78 in 2018 from $3.59 in 2017. Diluted net income per share increased 32.5 percent to $4.73 in 2018 from $3.57 in 2017.
SEGMENT RESULTS OF OPERATIONS – 2018 COMPARED TO 2017
North American Surface Transportation. NAST total revenues increased 15.6 percent to $11.2 billion in 2018 compared to $9.7 billion in 2017, primarily due to increased pricing to our customers, including fuel, most notably in truckload and LTL services. This increase was partially offset by the impact of decreased truckload volumes. NAST cost of purchased transportation and related services increased 15.3 percent to $9.5 billion in 2018 from $8.2 billion in 2017 following the increase in total revenues. Total NAST net revenues increased 17.3 percent to $1.8 billion in 2018 compared to $1.5 billion in 2017 driven by double digit net revenue percentage increases from all services. NAST net revenue margin increased primarily due to transportation customer pricing growing faster than transportation costs in 2018 compared to 2017.
NAST truckload net revenues increased 17.6 percent in 2018 to $1.3 billion from $1.1 billion in 2017. NAST truckload volumes decreased approximately three percent in 2018 compared to 2017. NAST truckload net revenue margin increased modestly in 2018 compared to 2017, driven by higher customer pricing and the impact of moderating freight costs.
NAST truckload net revenues accounted for approximately 93 percent of our total North America truckload net revenues in 2018 and 2017. The majority of the remaining North American truckload net revenues is included in Robinson Fresh. Excluding the estimated impacts of the change in fuel prices, our average North America truckload rate per mile charged to our customers increased approximately 21.5 percent in 2018 compared to 2017. Excluding the estimated impacts of the change in fuel prices, our average North America truckload transportation cost per mile increased approximately 21.0 percent in 2018 compared to 2017.
NAST LTL net revenues increased 15.9 percent in 2018 to $450.6 million from $388.8 million in 2017. NAST LTL volumes increased approximately six percent in 2018 compared to 2017 and net revenue margin decreased. NAST LTL net revenue margin decreased due to transportation costs increasing at a faster rate than customer pricing.
NAST intermodal net revenues increased 17.6 percent in 2018 to $31.4 million from $26.7 million in 2017, driven by elevated repositioning costs included in the 2017 period.
NAST operating expenses increased 13.1 percent in 2018 to $1.0 billion from $897.0 million in 2017. This was due to an increase in personnel expenses related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability, and to a lesser extent an increase in selling, general, and administrative expenses. The operating expenses of NAST and all other segments include allocated corporate expenses.
NAST income from operations increased 23.2 percent to $773.8 million in 2018 from $628.1 million in 2017. This was primarily due to net revenues growing at a faster rate than operating expenses.
Global Forwarding. Global Forwarding total revenues increased 16.2 percent to $2.5 billion in 2018 from $2.1 billion in 2017. This increase was driven by increased volumes in all services and increased customer pricing in ocean and air. Global Forwarding costs of transportation and related services increased 17.4 percent to $1.9 billion in 2018 from $1.7 billion in 2017. Global Forwarding net revenues increased 12.1 percent to $543.9 million in 2018 from $485.3 million in 2017. Global Forwarding net revenue margin decreased primarily due to ocean transportation costs increasing at a faster rate than customer pricing. The acquisition of Milgram accounted for approximately three percentage points of the net revenue growth in Global Forwarding.

Ocean transportation net revenues increased 7.4 percent to $312.3 million in 2018 from $290.8 million in 2017. This was primarily due to increases in volumes, including those from acquisitions, partially offset by a decrease in net revenue margin. Air net revenues increased 17.5 percent to $111.0 million in 2018 from $94.5 million in 2017. This was primarily due to increases in volumes and an increase in net revenue margin. Customs net revenues increased 24.8 percent to $88.5 million in 2018 from $70.9 million in 2017. The increase was primarily due to increased transaction volumes, including those from acquisitions. The acquisition of Milgram accounted for approximately 15 percentage points of the customs net revenue growth.
Global Forwarding operating expenses increased 15.0 percent in 2018 to $452.3 million from $393.4 million in 2017. This increase was due to increases in both personnel and selling, general, and administrative expenses. The personnel expense increase was driven by an average headcount increase of 9.3 percent, primarily due to the addition of Milgram. The selling, general, and administrative expense increase was driven by increased investments in technology, occupancy, and purchased services, including those from acquisitions.
Global Forwarding income from operations decreased 0.2 percent in 2018 to $91.6 million from $91.8 million in 2017. This was primarily due to an increase in operating expenses mostly offset by an increase in net revenues discussed above.
Robinson Fresh. Robinson Fresh total revenues decreased 6.1 percent to $2.3 billion in 2018 from $2.4 billion in 2017. Robinson Fresh costs of transportation and related services and purchased products sourced for resale decreased 7.1 percent to $2.0 billion in 2018 from $2.2 billion in 2017. Both decreases were driven by the $120.5 million impact of adopting ASU 2014-09. Robinson Fresh net revenues increased 3.5 percent to $234.0 million in 2018 from $226.1 million in 2017. This increase was primarily due to increased transportation net revenues.
Robinson Fresh sourcing net revenues decreased 8.9 percent to $111.5 million in 2018 from $122.4 million in 2017. This was due to a decrease in net revenue per case and a decrease in case volumes. Robinson Fresh net revenues from transportation services increased 18.3 percent to $122.6 million in 2018 from $103.6 million in 2017. This increase was driven by an increase in truckload net revenues. Robinson Fresh transportation net revenue margin increased in 2018 compared to 2017, due primarily to increased customer pricing.
Robinson Fresh operating expenses increased 0.9 percent to $174.3 million in 2018 from $172.7 million in 2017. This was due to an increase in personnel expenses, partially offset by a decrease in selling, general, and administrative expenses. The personnel expense increase was related to incentive plans that are designed to keep expenses variable with changes in net revenues and profitability and partially offset by a decrease in average headcount of 5.6 percent in 2018 compared to 2017. The decrease in selling, general, and administrative expenses was driven by an increased focus on reducing expenses impacting several expense categories and partially offset by increased claims.
Robinson Fresh income from operations increased 11.9 percent to $59.7 million in 2018 from $53.4 million in 2017. This was primarily due to an increase in net revenues.
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
Managed Services net revenues increased 9.2 percent to $78.8 million in 2018 from $72.2 million in 2017. This increase was primarily due to growth with existing customers. Other Surface Transportation net revenues increased 0.9 percent to $60.0 million in 2018 from $59.5 million in 2017.

CONSOLIDATED RESULTS OF OPERATIONS – 2017 COMPARED TO 2016
Total revenues and direct costs. Transportation total revenues increased 15.4 percent to $13.5 billion in 2017 from $11.7 billion in 2016. This increase in transportation total revenues was driven by volume increases in all of our transportation services and increased customer pricing in most services. Total purchased transportation and related services increased 17.9 percent in 2017 to $11.3 billion from $9.5 billion in 2016. This increase was due to increased transportation costs and higher volumes in nearly all of our transportation services. Sourcing total revenues decreased 5.1 percent to $1.37 billion in 2017 from $1.44 billion in 2016. Purchased products sourced for resale decreased 5.5 percent in 2017 to $1.2 billion from $1.3 billion in 2016. These decreases were primarily due to lower market pricing and change in service mix. Our consolidated total revenues earned from customers within the United States increased 9.5 percent to $12.9 billion in 2017 from $11.7 billion in 2016.

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
Interest and other expenses. Interest and other expenses were $46.7 million in 2017 compared to $25.6 million in 2016. The increase was primarily due to a higher average debt balance and higher interest rates in 2017 compared to 2016.
Provision for income taxes. Our effective income tax rate was 30.7 percent for 2017 and 36.8 percent for 2016. During the fourth quarter of 2017, the provision for income taxes decreased by $19.7 million due to the benefit of deductions under Section 199 of the Internal Revenue Code and $12.1 million due to the impact of the Tax Act, which was signed into law on December 22, 2017. The $12.1 million benefit resulting from the Tax Act was primarily the result of the revaluation of deferred tax assets and liabilities due to the decrease in the corporate Federal income tax rate from 35 percent to 21 percent and was partially offset by the impact of certain transition taxes and other impacts of the Tax Act.

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
SEGMENT RESULTS OF OPERATIONS – 2017 COMPARED TO 2016
North American Surface Transportation. NAST total revenues increased 11.3 percent to $9.7 billion in 2017 compared to $8.7 billion in 2016. This was primarily due to increased volumes and increased pricing to our customers. NAST cost of purchased transportation and related services increased 13.7 percent to $8.2 billion in 2017 from $7.2 billion in 2016. This increase was primarily due to increased volumes and higher transportation costs. Total NAST net revenues were flat at $1.5 billion in 2017. This was driven by a decline in truckload and intermodal net revenues, partially offset by an increase in

LTL net revenues. NAST net revenue margin decreased primarily due to transportation costs growing faster than customer pricing in 2017 compared to 2016.
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
NAST income from operations decreased 6.9 percent to $628.1 million in 2017 from $674.4 million in 2016. This was primarily due to increases in operating expenses, while net revenues remained flat.
Global Forwarding. Global Forwarding total revenues increased 36.0 percent to $2.1 billion in 2017 from $1.6 billion in 2016. This increase was primarily related to increased volumes in all services and increased customer pricing. Global Forwarding costs of transportation and related services increased 40.7 percent to $1.7 billion in 2017 from $1.2 billion in 2016. Global Forwarding net revenues increased 22.1 percent to $485.3 million in 2017 from $397.5 million in 2016. Global Forwarding net revenue margin decreased due to transportation costs increasing at a faster rate than customer pricing. The acquisitions of APC and Milgram accounted for approximately eight percentage points of the net revenue growth in Global Forwarding.
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
Global Forwarding income from operations increased 13.5 percent in 2017 to $91.8 million from $80.9 million in 2016. This was primarily due to an increase in net revenues driven by increased volumes and customer pricing, partially offset by increased operating expenses.
Robinson Fresh. Robinson Fresh total revenues increased 3.1 percent to $2.4 billion in 2017 from $2.3 billion in 2016. Robinson Fresh costs of transportation and related services and purchased products sourced for resale increased 3.8 percent to $2.2 billion in 2017 from $2.1 billion in 2016. Robinson Fresh net revenues decreased 3.7 percent to $226.1 million in 2017 from $234.8 million in 2016. This decrease was primarily due to declines in transportation net revenues.
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
Robinson Fresh operating expenses increased 8.6 percent to $172.7 million in 2017 from $159.0 million in 2016. This was due to increases in both selling, general, and administrative and personnel expenses. The increase in selling, general, and administrative expenses was due to higher warehousing and claims expenses in 2017 compared to 2016. In 2017, personnel expenses increased primarily due to an increase in salaries and an increase in average headcount of 1.6 percent in 2017 compared to 2016.
Robinson Fresh income from operations decreased 29.5 percent to $53.4 million in 2017 from $75.8 million in 2016. This was primarily due to an increase in operating expenses and a decrease in net revenues.
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

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (dollars in thousands):

Description	Carrying Value as of December 31, 2018	Borrowing Capacity	Maturity
Revolving credit facility	$5,000	$1,000,000	October 2023
Senior Notes, Series A	175,000	175,000	August 2023
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables securitization facility (1)	249,744	250,000	December 2020
Senior Notes (1)	591,608	600,000	April 2028
Total debt	$1,346,352	$2,350,000
____________________________________________________
(1) Net of unamortized discounts and issuance costs.
We also expect to use the revolving credit facility, and potentially other indebtedness incurred in the future, to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases.
Cash and cash equivalents totaled $378.6 million and $333.9 million as of December 31, 2018 and 2017. Cash and cash equivalents held outside the United States totaled $320.0 million and $275.3 million as of December 31, 2018 and 2017. Working capital at December 31, 2018, was $1.3 billion. Working capital at December 31, 2017, was $523.5 million.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $792.9 million, $384.0 million, and $529.4 million of cash flow from operations in 2018, 2017, and 2016. The increase of $408.9 million in cash flow from operations in 2018 from 2017 is primarily the result of increased earnings and improved working capital performance including improved collections of accounts receivable. The decrease of $145.4 million in cash flow from operations in 2017 from 2016 is primarily the result of increased working capital driven by the impact of increased volumes and an increase in the aging of our accounts receivable balance.

Cash used for investing activities. We used $72.8 million, $107.5 million, and $313.0 million of cash for investing activities in 2018, 2017, and 2016. Our investing activities consist primarily of capital expenditures and cash paid for acquisitions. In 2017, we paid $47.3 million for the acquisition of Milgram. In 2016, we paid $220.2 million for the acquisition of APC.
We used $63.9 million, $57.9 million, and $91.4 million of cash for capital expenditures in 2018, 2017, and 2016. We spent $34.8 million, $29.0 million, and $25.0 million in 2018, 2017, and 2016 primarily for annual investments in information technology equipment to support our operating systems, including the purchase and development of software. These information technology investments are intended to increase employee productivity, automate interactions with our customers and contracted carriers, and improve our internal workflows to help expand our operating margins and grow the business. Additionally, in 2016, we completed construction of a second data recovery center. The cost of this data recovery center was $20.0 million, $19.3 million of which was spent in 2016.
We anticipate capital expenditures in 2019 to be approximately $80 to $90 million.
Cash used for financing activities. We used $655.2 million, $202.1 million, and $127.3 million of cash flow for financing activities in 2018, 2017, and 2016.
We had net short-term repayments of $710.0 million in 2018 and $25.0 million in 2017 and net short-term borrowings of $290.0 million in 2016.
The outstanding balance on the revolving credit facility was $5.0 million as of December 31, 2018.
During 2018, we had long-term borrowings of $591.6 million, net of underwriting discounts and issuance costs on the Senior Notes. During 2017, we had long-term borrowings of $250.0 million on the Receivables Securitization Facility. The outstanding balance on the Receivables Securitization Facility was $250.0 million as of December 31, 2018. We were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, Receivables Securitization Facility, and Senior Notes as of December 31, 2018.
We used $265.2 million, $258.2 million, and $245.4 million to pay cash dividends in 2018, 2017, and 2016. The increases were primarily the result of higher dividend rates, partially offset by fewer outstanding shares.
We used $21.3 million, $21.6 million, and $36.7 million for stock tendered for payment of withholding taxes in 2018, 2017, and 2016.
We also used $301.0 million, $185.5 million, and $172.9 million on share repurchases in 2018, 2017, and 2016, as part of our Board approved repurchase program. In August 2018, the Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. As of December 31, 2018, there were 13,673,080 shares remaining for future repurchases. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential alternative uses of our cash, and market conditions.
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

Recently Issued Accounting Pronouncements. Refer to Note 12, Recently Issued Accounting Pronouncements, of the accompanying consolidated financial statements for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. We consider the following items in our consolidated financial statements to require significant estimation or judgment.

REVENUE RECOGNITION. At contract inception, we assess the goods and services promised in our contracts with customers and identify our performance obligations to provide distinct goods and services to our customers. Our transportation and logistics service arrangements often require management to use judgment and make estimates that impact the amounts and timing of revenue recognition.

Transportation and Logistics Services - As a third party logistics provider, our primary performance obligation under our customer contracts is to utilize our relationships with a wide variety of transportation companies to efficiently and cost-effectively transport our customers’ freight. Revenue is recognized for these performance obligations as they are satisfied over the contract term, which generally represents the transit period. The transit period can vary based upon the method of transport, generally a couple days for over the road, rail, and air transportation, or several weeks in the case of an ocean shipment. Determining the transit period and how much of it has been completed as of the reporting date may require management to make judgments that affect the timing of revenue recognized. We utilize our historical knowledge of shipping lanes and estimated transit times to determine the transit period in cases where our customers’ freight has not reached its intended destination as of the reporting date. Disruptions such as weather events or other delays could cause the actual transit period to differ from these estimates.

Total revenues represent the total dollar value of revenue recognized from contracts with customers for the goods and services we provide. Substantially all of our revenue is attributable to contracts with our customers. Our net revenues are our total revenues less purchased transportation and related services, including contracted motor carrier, rail, ocean, air, and other costs, and the purchase price and services related to the products we source. Most transactions in our transportation and sourcing businesses are recorded at the gross amount we charge our customers for the service we provide and goods we sell. In these transactions, we are primarily responsible for fulfilling the promise to provide the specified good or service to our customer and we have discretion in establishing the price for the specified good or service. Additionally, in our sourcing business, in some cases we take inventory risk before the specified good has been transferred to our customer. Customs brokerage, managed services, freight forwarding, and sourcing managed procurement transactions are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present. See also Note 1, Summary of Significant Accounting Policies, for further information regarding our revenue recognition policies.

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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL CONTINGENCIES

The following table aggregates all contractual commitments and commercial obligations, due by period, that affect our financial condition and liquidity position as of December 31, 2018 (dollars in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Borrowings under credit agreements	$5,000	$250,000	$—	$—	$—	$—	$255,000
Senior notes (1)	25,200	25,200	25,200	25,200	25,200	708,150	834,150
Long-term notes payable(1)	21,388	21,388	21,388	21,388	196,388	437,450	719,390
Operating leases(2)	53,675	47,680	36,832	27,644	19,406	81,465	266,702
Purchase obligations(3)	89,773	19,151	3,453	2,608	98	294	115,377
Total	$195,036	$363,419	$86,873	$76,840	$241,092	$1,227,359	$2,190,619
_______________________

(1)	Amounts payable relate to the semi-annual interest due on the senior and long-term notes and the principal amount at maturity.

(2)
In addition to minimum lease payments, we are typically responsible under our lease agreements to pay our pro rata share of maintenance expenses, common charges, and real estate taxes of the buildings in which we lease space.

(3)
Purchase obligations include agreements for services that are enforceable and legally binding and that specify all significant terms. As of December 31, 2018, such obligations include ocean and air freight capacity, telecommunications services, and maintenance contracts.

We have no capital lease obligations. Long-term liabilities consist of noncurrent income taxes payable, long-term notes payable, and the obligation under our non-qualified deferred compensation plan. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2018, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $38.0 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 5, Income Taxes, to the consolidated financial statements for a discussion on income taxes. The obligation under our non-qualified deferred compensation plan has also been excluded from the above table as the timing of cash payment is uncertain. As of December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had $378.6 million of cash and cash equivalents on December 31, 2018. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $1 billion revolving loan facility. Interest accrues on the revolving loan at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). At December 31, 2018, there was $5 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $175 million of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023, (ii) $150 million of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (iii) $175 million of the company’s 4.60 percent Senior Notes, Series C, due August 27, 2033. At December 31, 2018, there was $500 million outstanding on the notes.
We are a party to a Receivables Securitization Facility, as amended, with various lenders that provides funding of up to $250 million. Interest accrues on the facility at variable rates based on 30-day LIBOR plus a margin. At December 31, 2018, there was $250 million outstanding on the securitization facility.
We issued Senior Notes through a public offering on April 9, 2018. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $587.2 million as of December 31, 2018, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $591.6 million at December 31, 2018.
A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our investments.

Foreign Exchange Risk

We operate through a network of offices in North America, Europe, Asia, Oceania, and South America. As a result, we frequently transact using currencies other than the U.S. dollar, primarily the Chinese Yuan, Euro, Canadian dollar, and Mexican Peso. This often results in assets and liabilities, including intercompany balances, denominated in a currency other than the local functional currency. In these instances, most commonly, we have balances denominated in U.S. dollars in regions where the U.S. dollar is not the functional currency. This results in foreign exchange risk.

Foreign exchange risk can be quantified by performing a sensitivity analysis assuming a hypothetical change in the value of the U.S. dollar compared to other currencies in which we transact. All other things being equal, a hypothetical 10 percent weakening of the U.S. dollar during the twelve months ended December 31, 2018, would have a decrease to income from operations of approximately $32 million and a hypothetical 10 percent strengthening of the U.S. dollar during the twelve months ended December 31, 2018, would have an increase to income from operations of approximately $26 million. Our use of derivative financial instruments to manage foreign exchange risk is insignificant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of C.H. Robinson Worldwide, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of C.H. Robinson Worldwide, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders’ investment, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Minneapolis, Minnesota
February 25, 2019
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of C.H. Robinson Worldwide, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended December 31, 2018, of the Company and our report dated February 25, 2019, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Minneapolis, Minnesota
February 25, 2019

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$378,615	$333,890
Receivables, net of allowance for doubtful accounts of $41,131 and $42,409	2,162,438	2,113,930
Contract assets	159,635	—
Prepaid expenses and other	52,386	63,116
Total current assets	2,753,074	2,510,936

Property and equipment	498,847	497,909
Accumulated depreciation and amortization	(270,546)	(267,583)
Net property and equipment	228,301	230,326
Goodwill	1,258,922	1,275,816
Other intangible assets, net of accumulated amortization of $156,246 and $122,283	108,822	151,585
Deferred tax assets	9,993	6,870
Other assets	68,300	60,301
Total assets	$4,427,412	$4,235,834

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$971,023	$1,000,305
Outstanding checks	92,084	96,359
Accrued expenses–
Compensation	153,626	105,316
Transportation expense	119,820	—
Income taxes	28,360	12,240
Other accrued liabilities	63,410	58,229
Current portion of debt	5,000	715,000
Total current liabilities	1,433,323	1,987,449

Long-term debt	1,341,352	750,000
Noncurrent income taxes payable	21,463	26,684
Deferred tax liabilities	35,757	45,355
Other long-term liabilities	430	601
Total liabilities	2,832,325	2,810,089

Commitments and contingencies
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,400 and 179,103 shares issued, 137,284 and 139,542 outstanding	13,728	13,954
Additional paid-in capital	521,486	444,280
Retained earnings	3,845,593	3,437,093
Accumulated other comprehensive loss	(71,935)	(18,460)
Treasury stock at cost (42,116 and 39,561 shares)	(2,713,785)	(2,451,122)
Total stockholders’ investment	1,595,087	1,425,745
Total liabilities and stockholders’ investment	$4,427,412	$4,235,834

See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (In thousands, except per share data)

	For the years ended December 31,
	2018	2017	2016
Revenues:
Transportation	$15,515,921	$13,502,906	$11,704,745
Sourcing	1,115,251	1,366,474	1,439,668
Total revenues	16,631,172	14,869,380	13,144,413
Costs and expenses:
Purchased transportation and related services	12,922,177	11,257,290	9,549,934
Purchased products sourced for resale	1,003,760	1,244,040	1,316,951
Personnel expenses	1,343,542	1,179,527	1,064,936
Other selling, general, and administrative expenses	449,610	413,404	375,061
Total costs and expenses	15,719,089	14,094,261	12,306,882
Income from operations	912,083	775,119	837,531
Interest and other expenses	(31,810)	(46,656)	(25,581)
Income before provision for income taxes	880,273	728,463	811,950
Provision for income taxes	215,768	223,570	298,566
Net income	664,505	504,893	513,384
Other comprehensive (loss) income	(53,475)	42,982	(23,496)
Comprehensive income	$611,030	$547,875	$489,888

Basic net income per share	$4.78	$3.59	$3.60
Diluted net income per share	$4.73	$3.57	$3.59

Basic weighted average shares outstanding	139,010	140,610	142,706
Dilutive effect of outstanding stock awards	1,395	772	285
Diluted weighted average shares outstanding	140,405	141,382	142,991
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(In thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2015	143,455	$14,345	$379,444	$2,922,620	$(37,946)	$(2,128,013)	$1,150,450
Net income				513,384			513,384
Foreign currency translation					(23,496)		(23,496)
Dividends declared, $1.74 per share				(245,426)			(245,426)
Stock issued for employee benefit plans	32	3	(16,121)			(1,287)	(17,405)
Issuance of restricted stock	221	22	(22)				—
Stock-based compensation expense	17	3	37,517			1,034	38,554
Excess tax benefit on deferred compensation and employee stock plans			18,462				18,462
Repurchase of common stock	(2,467)	(247)				(176,429)	(176,676)
Balance December 31, 2016	141,258	14,126	419,280	3,190,578	(61,442)	(2,304,695)	1,257,847
Net income				504,893			504,893
Foreign currency translation					42,982		42,982
Dividends declared, $1.81 per share				(258,378)			(258,378)
Stock issued for employee benefit plans	612	61	(16,760)			33,271	16,572
Issuance of restricted stock	97	10	(10)				—
Stock-based compensation expense	1	—	41,770			44	41,814
Repurchase of common stock	(2,426)	(243)				(179,742)	(179,985)
Balance December 31, 2017	139,542	13,954	444,280	3,437,093	(18,460)	(2,451,122)	1,425,745
Net income				664,505			664,505
Cumulative Effect Change - ASU 2014-09				9,239			9,239
Foreign currency translation					(53,475)		(53,475)
Dividends declared, $1.88 per share				(265,244)			(265,244)
Stock issued for employee benefit plans	764	76	(10,547)			40,489	30,018
Issuance of restricted stock	297	30	(30)				—
Stock-based compensation expense	—	—	87,783			8	87,791
Repurchase of common stock	(3,319)	(332)				(303,160)	(303,492)
Balance December 31, 2018	137,284	$13,728	$521,486	$3,845,593	$(71,935)	$(2,713,785)	$1,595,087
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$664,505	$504,893	$513,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,729	92,977	74,669
Provision for doubtful accounts	15,634	13,489	5,136
Stock-based compensation	87,791	41,805	37,565
Deferred income taxes	(15,315)	(28,096)	15,009
Excess tax benefit on stock-based compensation	(10,388)	(13,657)	(18,462)
Other operating activities	1,815	4,491	1,907
Changes in operating elements, net of effects of acquisitions:
Receivables	(190,048)	(364,181)	(173,211)
Contract assets	(11,871)	—	—
Prepaid expenses and other	16,029	(9,173)	(6,378)
Other non-current assets	1,370	(19,099)	(3,934)
Accounts payable and outstanding checks	36,083	144,041	115,917
Accrued compensation	47,011	7,209	(47,570)
Accrued transportation expense	25,175	—	—
Accrued income taxes	21,176	18,817	19,921
Other accrued liabilities	7,200	(9,515)	(4,545)
Net cash provided by operating activities	792,896	384,001	529,408

INVESTING ACTIVITIES
Purchases of property and equipment	(45,000)	(40,122)	(73,452)
Purchases and development of software	(18,871)	(17,823)	(17,985)
Acquisitions, net of cash acquired	(5,315)	(49,068)	(220,203)
Other investing activities	(3,622)	(521)	(1,348)
Net cash used for investing activities	(72,808)	(107,534)	(312,988)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	51,285	38,130	19,271
Stock tendered for payment of withholding taxes	(21,264)	(21,557)	(36,678)
Repurchase of common stock	(300,991)	(185,485)	(172,925)
Cash dividends	(265,219)	(258,222)	(245,430)
Excess tax benefit on stock-based compensation	—	—	18,462
Proceeds from long-term borrowings	591,012	250,000	—
Proceeds from short-term borrowings	2,674,000	8,784,000	6,600,000
Payments on short-term borrowings	(3,384,000)	(8,809,000)	(6,310,000)
Net cash used for financing activities	(655,177)	(202,134)	(127,300)
Effect of exchange rates on cash	(20,186)	11,891	(9,683)
Net change in cash and cash equivalents	44,725	86,224	79,437
Cash and cash equivalents, beginning of year	333,890	247,666	168,229
Cash and cash equivalents, end of year	$378,615	$333,890	$247,666

Supplemental cash flow disclosures
Cash paid for income taxes	$215,644	$262,861	$269,187
Cash paid for interest	$47,544	$37,871	$28,908
Accrued share repurchases held in other accrued liabilities	$3,000	$500	$5,988

See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION. C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of transportation services and logistics solutions through a network of offices operating in North America, Europe, Asia, Oceania, and South America. The consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements.
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

Transportation and Logistics Services - As a third party logistics provider, our primary performance obligation under our customer contracts is to utilize our relationships with a wide variety of transportation companies to efficiently and cost-effectively transport our customers’ freight. Revenue is recognized for these performance obligations as they are satisfied over the contract term, which generally represents the transit period. The transit period can vary based upon the method of transport, generally a couple days for over the road, rail, and air transportation, or several weeks in the case of an ocean shipment. Determining the transit period and how much of it has been completed as of the reporting date may require management to make judgments that affect the timing of revenue recognized. When the customers’ freight reaches its intended destination our performance obligation is complete. Pricing for our services is generally a fixed amount and is typically due within 30 days upon completion of our performance obligation.

We also provide certain value-added logistics services, such as customs brokerage, fee-based managed services, warehousing services, small parcel, and supply chain consulting and optimization services. These services may include one or more performance obligations which are generally satisfied over the service period as we perform our obligations. The service period may be a very short duration, in the case of customs brokerage and small parcel, or it may be longer in the case of warehousing, managed services and supply chain consulting and optimization services. Pricing for our services is established in the customer contract and is dependent upon the specific needs of the customer but may be agreed upon at a fixed fee per transaction, labor hour, or service period. Payment is typically due within 30 days upon completion of our performance obligation.

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
FOREIGN CURRENCY. Most balance sheet accounts of foreign subsidiaries are translated or remeasured at the current exchange rate as of the end of the year. Statement of operations items are translated at average exchange rates during the year. We have asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international businesses and accordingly translation adjustments are recorded gross of any related income tax effects.
CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist primarily of bank deposits and highly liquid investments with an original maturity of three months or less from the time of purchase. Cash and cash equivalents held outside the United States totaled $320.0 million and $275.3 million as of December 31, 2018 and 2017. The majority of our cash and cash equivalents balance is denominated in U.S. dollars although these balances are frequently held in locations where the U.S. dollar is not the functional currency.
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
We recognized the following depreciation expense (in thousands):

2018	$45,155
2017	42,817
2016	36,212
A summary of our property and equipment as of December 31, is as follows (in thousands):

	Useful Lives (in years)	2018	2017
Furniture, fixtures, and equipment	3 to 12	$272,733	$277,014
Buildings	3 to 30	130,959	130,712
Corporate aircraft	10	11,337	11,334
Leasehold improvements	3 to 15	58,929	50,616
Land		23,648	23,658
Construction in progress		1,241	4,575
Less: accumulated depreciation and amortization		(270,546)	(267,583)
Net property and equipment		$228,301	$230,326

GOODWILL. Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (November 30 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. See Note 2, Goodwill and Other Intangible Assets.
OTHER INTANGIBLE ASSETS. Other intangible assets include definite-lived customer lists, non-competition agreements, and indefinite-lived trademarks. The definite-lived intangible assets are being amortized using the straight-line method over their estimated lives, ranging from five to eight years. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The indefinite-lived trademarks are not amortized. Indefinite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, or annually, at a minimum. See Note 2, Goodwill and Other Intangible Assets.
OTHER ASSETS. Other assets consist primarily of purchased and internally developed software, and the investments related to our nonqualified deferred compensation plan. We amortize software using the straight-line method over three years. We recognized the following amortization expense of purchased and internally developed software (in thousands):

2018	$14,688
2017	13,887
2016	11,404
A summary of our purchased and internally developed software as of December 31, is as follows (in thousands):

	2018	2017
Purchased software	$32,460	$25,805
Internally developed software	68,853	55,165
Less accumulated amortization	(66,638)	(54,194)
Net software	$34,675	$26,776
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
The financial statement benefits of an uncertain income tax position are recognized when more likely than not, based on the technical merits, the position will be sustained upon examination. Unrecognized tax benefits are, more likely than not, owed to a taxing authority, and the amount of the contingency can be reasonably estimated. Uncertain income tax positions are included in “Accrued income taxes” or “Noncurrent income taxes payable” in the consolidated balance sheets.
COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) consists of foreign currency translation adjustments. It is presented on our consolidated statements of operations and comprehensive income gross of related income tax effects.
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

NOTE 2: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was allocated to each segment based on their relative fair value at November 30, 2016, due to the reorganization of our reporting structure. After that date, we allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. The change in the carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
December 31, 2016 balance	$907,230	$159,050	$139,558	$26,958	$1,232,796
Acquisitions	3,673	24,918	—	—	28,591
Foreign currency translation	10,583	1,905	1,627	314	14,429
December 31, 2017 balance	921,486	185,873	141,185	27,272	1,275,816
Acquisitions	(40)	33	—	—	(7)
Foreign currency translation	(11,038)	(3,877)	(1,653)	(319)	(16,887)
December 31, 2018 balance	$910,408	$182,029	$139,532	$26,953	$1,258,922

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

No goodwill or intangible asset impairment has been recorded in any period presented.
Identifiable intangible assets consisted of the following at December 31 (in thousands):

	2018			2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$254,293	$(156,006)	$98,287	$263,093	$(122,103)	$140,990
Non-competition agreements	300	(240)	60	300	(180)	120
Total finite-lived intangibles	254,593	(156,246)	98,347	263,393	(122,283)	141,110
Indefinite-lived intangibles
Trademarks	10,475	—	10,475	10,475	—	10,475
Total intangibles	$265,068	$(156,246)	$108,822	$273,868	$(122,283)	$151,585

Amortization expense for other intangible assets was (in thousands):

2018	$36,886
2017	36,273
2016	27,053

Finite-lived intangible assets, by reportable segment, as of December 31, 2018, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
2019	$7,800	$28,413	$—	$—	$36,213
2020	240	25,710	—	—	25,950
2021	240	12,188	—	—	12,428
2022	240	12,188	—	—	12,428
2023	240	9,595	—	—	9,835
Thereafter	219	1,274	—	—	1,493
Total					$98,347

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
We had no Level 3 assets or liabilities as of and during the periods ended December 31, 2018, or December 31, 2017. There were no transfers between levels during the period.

NOTE 4: FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	December 31, 2018	December 31, 2017	Maturity	December 31, 2018	December 31, 2017
Revolving credit facility	3.64%	2.70%	October 2023	$5,000	$715,000
Senior Notes, Series A	3.97%	3.97%	August 2023	175,000	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables securitization facility (1)	3.15%	2.00%	December 2020	249,744	250,000
Senior Notes (1)	4.20%	N/A	April 2028	591,608	—
Total debt				1,346,352	1,465,000
Less: Current maturities and short-term borrowing				(5,000)	(715,000)
Long-term debt				$1,341,352	$750,000
(1) Net of unamortized discounts and issuance costs.

SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the "Credit Agreement"). On October 24, 2018, the Credit Agreement was amended to increase the total availability from $900 million to $1 billion and extend the maturity date from December 31, 2019, to October 24, 2023. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of December 31, 2018, the variable rate equaled LIBOR plus 1.13 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility ranging from 0.075 percent to 0.200 percent. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
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
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes, Series A, Senior Notes Series B, and Senior Notes Series C, collectively (the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $484.7 million at December 31, 2018. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own risk. If the Notes were recorded at fair value, they would be classified as Level 2.
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
U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On April 26, 2017, we entered into a receivables purchase agreement and related transaction documents with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). On December 17, 2018, we entered into an amendment on the Receivables Securitization Facility which changed the lending parties to Wells Fargo Bank, N.A. and Bank of America, N.A. and extended the maturity date from April 26, 2019, to December 17, 2020. The Receivables Securitization Facility is based on the securitization of our U.S. trade accounts receivable and provides funding of up to $250 million. The interest rate on borrowings under the Receivables Securitization Facility is based on 30 day LIBOR plus a margin. There is also a commitment fee we are required to pay on any unused portion of the facility. The Receivables Securitization Facility expires on December 17, 2020, unless extended by the parties. The recorded amount of borrowings outstanding on the Receivables Securitization Facility approximates fair value because it can be redeemed on short notice and the interest rate floats. We consider these borrowings to be a Level 2 financial liability.
The Receivables Securitization Facility contains various customary affirmative and negative covenants, and it also contains customary default and termination provisions which provide for acceleration of amounts owed under the Receivables Securitization Facility upon the occurrence of certain specified events.

SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes ("Senior Notes") through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. The proceeds from the Senior Notes were utilized to pay down the balance on our Credit Agreement. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $587.2 million as of December 31, 2018, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $591.6 million as of December 31, 2018. If the Senior Notes were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy.
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
The Senior Notes were issued under an indenture that contains covenants imposing certain limitations on our ability to incur liens, enter into sales and leaseback transactions and consolidate, merge or transfer substantial all of our assets and those of our subsidiaries on a consolidated basis. It also provides for customary events of default (subject in certain cases to customary grace and cure periods), which include among other things nonpayment, breach of covenants in the indenture, and certain events of bankruptcy and insolvency. If an event of default occurs and is continuing with respect to the Senior Notes, the trustee or holders of at least 25 percent in principal amount outstanding of the Senior Notes may declare the principal and the accrued and unpaid interest, if any, on all of the outstanding Senior Notes to be due and payable. These covenants and events of default are subject to a number of important qualifications, limitations, and exceptions that are described in the indenture. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which we must adhere.
As of December 31, 2018, we were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, Receivables Securitization Facility, and Senior Notes.

NOTE 5: INCOME TAXES

C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent and requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and adding new rules for Global Intangible Low-tax Income (“GILTI”) and Foreign Derived Intangible Income. We have elected to treat tax on GILTI as a period cost and therefore have included it in our annual effective tax rate.

The SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) 740. In connection with our initial analysis of the impact of the Tax Act, we recorded a discrete net tax benefit of $12.1 million in the year ended December 31, 2017. During 2018, we completed our accounting for the income tax effects of the Tax Act. We recorded an additional net tax expense of $4.0 million related to an increase in 2017 transition taxes and recorded additional net tax benefits of $0.6 million, resulting in a revised tax benefit of $8.7 million.

In 2018, our indefinite reinvestment strategy, with respect to unremitted earnings of our foreign subsidiaries provided an approximate $3.4 million benefit to our provision for income taxes related to current year earnings. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $14.8 million as of December 31, 2018. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2010.

Income before provision for income taxes consisted of (in thousands):

	2018	2017	2016
Domestic	$738,927	$638,718	$710,931
Foreign	141,346	89,745	101,019
Total	$880,273	$728,463	$811,950
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2018	2017	2016
Unrecognized tax benefits, beginning of period	$31,806	$12,268	$13,271
Additions based on tax positions related to the current year	—	4,014	—
Additions for tax positions of prior years	1,662	16,713	55
Reductions for tax positions of prior years	(263)	—	(211)
Lapse in statute of limitations	(1,394)	(1,189)	(847)
Settlements	(296)	—	—
Unrecognized tax benefits, end of the period	$31,515	$31,806	$12,268
As of December 31, 2018, we had $38.0 million of unrecognized tax benefits and related interest and penalties, all of which would affect our effective tax rate if recognized. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease in the next 12 months. The total liability for unrecognized tax benefits is expected to decrease by approximately $2.1 million in the next 12 months due to lapsing of statutes.
Income tax expense considers amounts which may be needed to cover exposures for open tax years. We do not expect any material impact related to open tax years; however, actual settlements may differ from amounts accrued.
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. During the years ended December 31, 2018, 2017, and 2016, we recognized approximately $1.0 million, $0.7 million, and $0.9 million in interest and penalties. We had approximately $6.5 million and $6.8 million for the payment of interest and penalties accrued within noncurrent income taxes payable as of December 31, 2018 and 2017. These amounts are not included in the reconciliation above.
The components of the provision for income taxes consist of the following for the years ended December 31 (in thousands):

	2018	2017	2016
Tax provision:
Federal	$152,627	$189,708	$222,685
State	38,626	29,320	31,786
Foreign	39,830	32,638	29,086
	231,083	251,666	283,557
Deferred provision (benefit):
Federal	(11,969)	(21,389)	13,936
State	(3,176)	(3,048)	1,986
Foreign	(170)	(3,659)	(913)
	(15,315)	(28,096)	15,009
Total provision	$215,768	$223,570	$298,566

A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate for the years ended December 31, is as follows:

	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.3	2.6	2.7
Tax Act impact	0.4	(1.7)	—
Section 199 deduction	—	(2.8)	—
Share-based payment awards	(0.7)	(1.9)	—
Other	0.5	(0.5)	(0.9)
Effective income tax rate	24.5%	30.7%	36.8%

Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):

	2018	2017
Deferred tax assets:
Compensation	$57,666	$52,538
Accrued expenses	27,683	3,155
Receivables	8,093	8,819
Other	6,004	4,737
Deferred tax liabilities:
Intangible assets	(77,059)	(81,932)
Accrued revenue	(19,571)	—
Prepaid assets	(5,798)	(8,247)
Long-lived assets	(15,615)	(15,465)
Other	(7,167)	(2,090)
Net deferred tax liabilities	$(25,764)	$(38,485)

We had foreign net operating loss carryforwards with a tax effect of $8.1 million as of December 31, 2018, and $10.9 million as of December 31, 2017. The net operating loss carryforwards will expire at various dates from 2019 to 2025, with certain jurisdictions having indefinite carryforward terms. We continually monitor and review the foreign net operating loss carryforwards to determine the ability to realize the deferred tax assets associated with the foreign net operating loss carryforwards. As of December 31, 2017, a full valuation allowance was established for the foreign net operating loss carryforwards due to the uncertainty of the use of the tax benefit in future periods. During 2018, we determined that a portion of the foreign net operating loss carryforwards would be able to be utilized and as such have reduced the valuation allowance recorded against the deferred tax asset related to the foreign operating loss carryforwards in the amount of $1.7 million.
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
COMMON STOCK. Our Certificate of Incorporation authorizes 480,000,000 shares of common stock, par value $0.10 per share. Subject to the rights of preferred stock which may from time to time be outstanding, holders of common stock are entitled to receive dividends out of funds legally available, when and if declared by the Board of Directors, and to receive their share of the net assets of the company legally available for distribution upon liquidation or dissolution.

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
STOCK AWARD PLANS. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	2018	2017	2016
Stock options	$23,374	$10,109	$9,178
Stock awards	61,826	29,217	25,912
Company expense on ESPP discount	2,591	2,479	2,475
Total stock-based compensation expense	$87,791	$41,805	$37,565
On May 12, 2016, our shareholders approved an amendment to and restatement of our 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and restricted shares and restricted stock units, to our key employees and outside directors. A maximum of 13,041,803 shares can be granted under this plan. Approximately 1,571,347 shares were available for stock awards under this plan as of December 31, 2018. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash, generally become available again for issuance under the plan.
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
The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of December 31, 2018, unrecognized compensation expense related to stock options was $56.1 million. The amount of future expense to be recognized will be based on the company’s earnings growth and certain other conditions.
The following schedule summarizes stock option activity in the plans. All outstanding unvested options as of December 31, 2018, relate to performance-based grants from 2014 and time-based grants from 2015 through 2018.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Average Remaining Life (years)
Outstanding at December 31, 2017	7,382,072	$71.58	$129,295	7.6
Grants	1,074,665	88.92
Exercised	(578,467)	65.13
Terminated	(55,756)	73.92
Outstanding at December 31, 2018	7,822,514	$74.42	$85,222	7.2

Vested at December 31, 2018	4,191,118	$68.35		5.9
Exercisable at December 31, 2018	4,191,118	$68.35		5.9
Additional potential dilutive stock options totaling 5,296 for 2018 have been excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).
Information on the intrinsic value of options exercised is as follows (in thousands):

2018	$16,209
2017	6,026
2016	981

The following table summarizes performance based options by vesting period:

First Vesting Date	Last Vesting Date	Options Granted, Net of Forfeitures	Weighted Average Grant Date Fair Value	Unvested Options
December 31, 2015	December 31, 2019	1,253,443	$14.17	136,781
We have issued no performance-based options since 2014. We have awarded stock options to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model and is being expensed over the vesting period of the award. The following table summarizes these unvested stock option grants as of December 31, 2018:

First Vesting Date	Last Vesting Date	Options Granted, Net of Forfeitures	Weighted Average Grant Date Fair Value	Unvested Options
December 31, 2016	December 31, 2020	1,421,933	$12.66	561,579
December 31, 2017	December 31, 2021	1,246,480	12.60	735,744
December 31, 2018	December 31, 2022	1,470,606	14.25	1,162,504
December 31, 2019	December 31, 2023	1,034,788	20.52	1,034,788
		5,173,807	$14.67	3,494,615
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
Dividend Yield-The dividend yield assumption is based on our history of dividend payouts.
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
The fair value per option was estimated using the Black-Scholes option pricing model with the following assumptions:

	2018 Grants	2017 Grants	2016 Grants
Weighted-average risk-free interest rate	3.1%	2.3%	2.1%
Expected dividend yield	2.0%	2.5%	2.4%
Weighted-average volatility	25%	20%	20%
Expected term (in years)	6.08	6.20	6.26
Weighted average fair value per option	$20.52	$14.23	$12.60
FULL VALUE AWARDS. We have awarded performance based restricted shares and restricted stock units to certain key employees and non-employee directors. These awards are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. The awards also contain restrictions on the awardees’ ability to sell or transfer vested awards for a specified period of time. The fair value of these awards is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 15 percent to 21 percent and are calculated using the Black-Scholes option pricing model-protective put method. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.

The following table summarizes our unvested performance based restricted shares and restricted stock unit grants as of December 31, 2018:

	Number of Shares and Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	1,215,459	$61.71
Granted	340,287	74.54
Vested	(687,463)	60.14
Forfeitures	(22,113)	60.50
Unvested at December 31, 2018	846,170	$68.35
The following table summarizes performance based restricted shares and restricted stock units by vesting period:

First Vesting Date	Last Vesting Date	Performance Shares and Stock Units Granted, Net of Forfeitures	Weighted Average Grant Date Fair Value (1)	Unvested Performance Shares and Restricted Stock Units
December 31, 2015	December 31, 2019	323,442	$61.75	34,572
December 31, 2016	December 31, 2020	389,644	51.88	139,431
December 31, 2017	December 31, 2021	339,808	64.91	162,955
December 31, 2018	December 31, 2022	312,797	74.26	178,294
December 31, 2019	December 31, 2023	330,918	74.48	330,918
		1,696,609	$64.91	846,170
________________________

(1)	Amount shown is the weighted average grant date fair value of performance shares and restricted stock units granted, net of forfeitures.
We have also awarded time-based restricted shares and restricted stock units to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant and discount for post-vesting holding restrictions and is being expensed over the vesting period of the award. The following table summarizes these unvested restricted share and restricted stock unit grants as of December 31, 2018:

	Number of Restricted Shares and Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	1,057,450	$62.20
Granted	279,679	74.54
Vested	(324,965)	58.46
Forfeitures	(85,472)	62.57
Unvested at December 31, 2018	926,692	$67.08
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
A summary of the fair value of full value awards vested (in thousands):

2018	$61,826
2017	29,217
2016	25,912
As of December 31, 2018, there was unrecognized compensation expense of $120.0 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the company’s earnings growth and the continued employment of certain key employees.

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

	Shares Purchased By Employees	Aggregate Cost to Employees	Expense Recognized By the Company
2018	191,823	$14,682	$2,591
2017	215,613	14,048	2,479
2016	225,241	14,032	2,475

SHARE REPURCHASE PROGRAMS. During 2013, our Board of Directors authorized a share repurchase program that allows the Company to repurchase 15,000,000 shares. That program was completed in September 2018. In May 2018, the Board of Directors authorized a share repurchase program that allows the Company to repurchase 15,000,000 shares of our common stock. The activity under these authorizations is as follows (dollar amounts in thousands):

	Shares Repurchased	Total Value of Shares Repurchased
2016 Repurchases	2,467,097	$176,676
2017 Repurchases	2,426,407	179,985
2018 Repurchases	3,319,077	303,492
As of December 31, 2018, there were 13,673,080 shares remaining for repurchase under the current authorization.

NOTE 7: COMMITMENTS AND CONTINGENCIES
EMPLOYEE BENEFIT PLANS. We offer a defined contribution plan, which qualifies under section 401(k) of the Internal Revenue Code and covers all eligible U.S. employees. We can also elect to make matching contributions to the plan. Annual discretionary contributions may also be made to the plan. Defined contribution plan expense, including matching contributions, was approximately (in thousands):

2018	$43,172
2017	27,530
2016	25,740
We have committed to a defined contribution match of six percent of eligible compensation in 2019. We contributed a defined contribution match of four percent in 2018, 2017, and 2016.
NONQUALIFIED DEFERRED COMPENSATION PLAN. All restricted shares vested but not yet delivered, as well as a deferred share award granted to our CEO, are held within this plan.
LEASE COMMITMENTS. We lease certain facilities and equipment under operating leases. Information regarding our lease expense is as follows (in thousands):

2018	$72,327
2017	60,864
2016	55,170

Minimum future lease commitments under noncancelable lease agreements in excess of one year as of December 31, 2018, are as follows (in thousands):

2019	$53,675
2020	47,680
2021	36,832
2022	27,644
2023	19,406
Thereafter	81,465
Total	$266,702
In addition to minimum lease payments, we are typically responsible under our lease agreements to pay our pro rata share of maintenance expenses, common charges, and real estate taxes of the buildings in which we lease space.
LITIGATION. We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including certain contingent auto liability cases as of December 31, 2018. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

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
There was $28.3 million of goodwill recorded related to the acquisition of Milgram. The Milgram goodwill is a result of acquiring and retaining the Milgram existing workforce and expected synergies from integrating its business into ours. Purchase accounting is considered final. No goodwill was recognized for Canadian tax purposes from the acquisition. The results of operations of Milgram have been included in our consolidated financial statements since September 1, 2017. Pro forma financial information for prior periods is not presented because we believe the acquisition to be not material to our consolidated results.

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

Cash and cash equivalents	$10,181
Receivables	37,190
Other current assets	2,609
Property and equipment	1,696
Identifiable intangible assets	78,842
Goodwill	132,797
Other noncurrent assets	70
Deferred tax assets	814
Total assets	264,199

Accounts payable	(22,147)
Accrued expenses	(12,700)
Net assets acquired	$229,352
Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

Estimated Life (years)
Customer relationships	7	$78,842
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

•
Global Forwarding: Global Forwarding provides global logistics services through an international network of offices in North America, Asia, Europe, Oceania, and South America and also contracts with independent agents worldwide. The primary services provided by Global Forwarding include ocean freight services, air freight services, and customs brokerage.

•
Robinson Fresh: Robinson Fresh provides sourcing services under the trade name of Robinson Fresh. Our sourcing services primarily include the buying, selling, and marketing of fresh fruits, vegetables, and other perishable items. Robinson Fresh sources products from around the world and has a physical presence in North America, Europe, and South America. This segment often provides the logistics and transportation of the products they sell, in addition to temperature controlled transportation services for its customers.

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

The internal reporting of segments is defined, based in part, on the reporting and review process used by our chief operating decision maker, our Chief Executive Officer. The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies. Segment information as of, and for the years ended, December 31, 2018, 2017, and 2016 is as follows (dollars in thousands):

Twelve months ended December 31, 2018
	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Revenues	$11,247,900	$2,487,744	$2,268,900	$626,628	$—	$16,631,172
Intersegment revenues (1)	545,177	48,343	211,286	20,951	(825,757)	—
Total Revenues	$11,793,077	$2,536,087	$2,480,186	$647,579	$(825,757)	$16,631,172

Net Revenues	$1,788,498	$543,906	$234,046	$138,785	$—	$2,705,235
Income (loss) from operations	773,846	91,626	59,735	(13,124)	—	912,083
Depreciation and amortization	24,510	35,148	4,506	32,565	—	96,729
Total assets (2)	2,345,455	969,736	401,561	710,660	—	4,427,412
Average headcount	6,938	4,711	903	2,652	—	15,204

Twelve months ended December 31, 2017
	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Revenues	$9,728,810	$2,140,987	$2,415,740	$583,843	$—	$14,869,380
Intersegment revenues (1)	462,390	30,198	167,292	18,174	(678,054)	—
Total Revenues	$10,191,200	$2,171,185	$2,583,032	$602,017	$(678,054)	$14,869,380

Net Revenues	$1,525,064	$485,280	$226,059	$131,647	$—	$2,368,050
Income from operations	628,110	91,842	53,374	1,793	—	775,119
Depreciation and amortization	23,230	33,308	4,730	31,709	—	92,977
Total assets (2)	2,277,252	821,182	434,080	703,320	—	4,235,834
Average headcount	6,907	4,310	957	2,513	—	14,687

__________________________
(1) Intersegment revenues represent the sales between our segments and are eliminated to reconcile to our consolidated results.
(2) All cash and cash equivalents and certain owned properties are included in All Other and Corporate.

Twelve months ended December 31, 2016
	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Eliminations	Consolidated
Revenues	$8,737,716	$1,574,686	$2,344,131	$487,880	$—	$13,144,413
Intersegment revenues (1)	298,438	30,311	119,403	2,211	(450,363)	—
Total Revenues	$9,036,154	$1,604,997	$2,463,534	$490,091	$(450,363)	$13,144,413

Net Revenues	$1,524,355	$397,537	$234,794	$120,842	$—	$2,277,528
Income from operations	674,436	80,931	75,757	6,407	—	837,531
Depreciation and amortization	22,126	23,099	3,782	25,662	—	74,669
Total assets (2)	2,088,611	703,741	376,654	518,752	—	3,687,758
Average headcount	6,773	3,673	942	2,282	—	13,670
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
The following table presents our total revenues (based on location of the customer) and long-lived assets (including intangible and other assets) by geographic regions (in thousands):

	For the year ended December 31,
	2018	2017	2016
Total revenues
United States	$14,370,454	$12,865,087	$11,749,602
Other locations	2,260,718	2,004,293	1,394,811
Total revenues	$16,631,172	$14,869,380	$13,144,413

	As of December 31,
	2018	2017	2016
Long-lived assets
United States	$321,766	$335,072	$348,299
Other locations	83,657	107,140	96,311
Total long-lived assets	$405,423	$442,212	$444,610

NOTE 10: REVENUE FROM CONTRACTS WITH CUSTOMERS
In 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a customer contract are satisfied. The standard also requires new and expanded disclosures regarding revenue recognition. We adopted the new standard on January 1, 2018, using the modified retrospective transition method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the January 1, 2018 opening balance of retained earnings. The comparative information for previous periods has not been restated and continues to be reported under ASC 605, Revenue Recognition.
The cumulative effect of the changes made to our January 1, 2018 consolidated balance sheet for the adoption of ASU 2014-09 were as follows (dollars in thousands):

	Balance at December 31, 2017	Adjustments	Balance at January 1, 2018
Balance Sheet
Assets:
Receivables, net of allowance for doubtful accounts	$2,113,930	$(101,718)	$2,012,212
Contract assets	—	147,764	147,764
Prepaid expenses and other	63,116	4,021	67,137

Liabilities:
Accounts payable	1,000,305	(56,493)	943,812
Accrued expenses - compensation	105,316	1,964	107,280
Accrued expenses - transportation expense	—	94,811	94,811
Accrued expenses - other accrued liabilities	58,229	(2,752)	55,477
Deferred tax liabilities	45,355	3,298	48,653

Equity:
Retained earnings	3,437,093	9,239	3,446,332

The impact of adoption of ASU 2014-09 on our consolidated statements of operations and consolidated balance sheets were as follows (dollars in thousands). The adoption of ASU 2014-09 did not have a material impact upon our consolidated statements of cash flows.

	Twelve Months Ended December 31, 2018
	As reported	Balances without adoption of ASU 2014-09	Effect of change higher / (lower)
Income Statement
Revenues:
Transportation	$15,515,921	$15,462,328	$53,593
Sourcing (1)	1,115,251	1,235,713	(120,462)
Total revenues	16,631,172	16,698,041	(66,869)
Costs and expenses:
Purchased transportation and related services	12,922,177	12,875,875	46,302
Purchased products sourced for resale (1)	1,003,760	1,124,222	(120,462)
Personnel expenses	1,343,542	1,343,159	383
Other selling, general, and administrative expenses	449,610	449,610	—
Total costs and expenses	15,719,089	15,792,866	(73,777)
Income from operations	912,083	905,175	6,908
Interest and other expense	(31,810)	(31,810)	—
Income before provision for income taxes	880,273	873,365	6,908
Provision for income taxes	215,768	213,882	1,886
Net income	$664,505	$659,483	$5,022
(1) We have identified certain customer contracts in our sourcing managed procurement business that changed from a principal to an agent relationship under the new standard. This change resulted in these contracts being recognized at the net amount we charge our customers but had no impact on income from operations.

	As of December 31, 2018
	As reported	Balances without adoption of ASU 2014-09	Effect of change higher / (lower)
Balance Sheet
Assets:
Receivables, net of allowance for doubtful accounts	$2,162,438	$2,223,632	$(61,194)
Contract assets	159,635	—	159,635
Prepaid expenses and other	52,386	50,683	1,703

Liabilities:
Accounts payable	$971,023	$1,009,758	$(38,735)
Accrued expenses - compensation	153,626	151,280	2,346
Accrued expenses - transportation expense	119,820	—	119,820
Accrued expenses - other accrued liabilities	63,410	66,116	(2,706)
Deferred tax liabilities	35,757	30,599	5,158

Equity:
Retained earnings	$3,845,593	$3,831,332	$14,261
We typically do not receive consideration and amounts are not due from our customer prior to the completion of our performance obligations and as such contract liabilities as of December 31, 2018, and revenue recognized in the twelve months ended months ended December 31, 2018, resulting from contract liabilities were not significant. Contract assets and accrued expenses - transportation expense fluctuate from period to period primarily based upon shipments in-transit at period end.

A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the twelve months ended months ended December 31, 2018, as follows (dollars in thousands):

	Twelve Months Ended December 31, 2018
	NAST	Global Forwarding	Robinson Fresh	All Other and Corporate	Total
Major service lines:
Transportation and logistics services	$11,247,900	$2,487,744	$1,153,649	$626,628	$15,515,921
Sourcing	—	—	1,115,251	—	1,115,251
Total	$11,247,900	$2,487,744	$2,268,900	$626,628	$16,631,172

Timing of revenue recognition:
Performance obligations completed over time	$11,247,900	$2,487,744	$1,153,649	$626,628	$15,515,921
Performance obligations completed at a point in time	—	—	1,115,251	—	1,115,251
Total	$11,247,900	$2,487,744	$2,268,900	$626,628	$16,631,172

Approximately 91 percent of our total revenues for the twelve months ended December 31, 2018 are attributable to arranging for the transportation of our customers’ freight for which we transfer control and satisfy our performance obligation over the requisite transit period. A days in transit output method is used to measure the progress of our performance as of the reporting date. We determine the transit period based upon the departure date and the delivery date, which may be estimated if delivery has not occurred as of the reporting date. Determining the transit period and how much of it has been completed as of the reporting date may require management to make judgments that affect the timing of revenue recognized. We have determined that revenue recognition over the transit period provides a faithful depiction of the transfer of goods and services to our customer as our obligation is performed over the transit period. The transaction price for our performance obligation under these arrangements is generally fixed and readily determinable upon contract inception and is not contingent upon the occurrence or non-occurrence of another event.
Approximately seven percent of our total revenues for the twelve months ended December 31, 2018 are attributable to buying, selling, and/or marketing of produce including fresh fruits, vegetables, and other value-added perishable items. Of these transactions, nearly all of our gross revenues are recognized at a point in time upon completion of our performance obligation, which is generally when the produce is received by our customer. The transaction price for our performance obligation under these arrangements is generally fixed and readily determinable upon contract inception and is not contingent upon the occurrence or non-occurrence of another event.
Approximately two percent of our total revenues for the twelve months ended December 31, 2018 are attributable to value-added logistics services, such as customs brokerage, fee-based managed services, warehousing services, small parcel, and supply chain consulting and optimization services. Of these services, nearly all are recognized over time as we complete our performance obligation. Transaction price is determined and allocated to these performance obligations at their fixed fee or agreed upon rate multiplied by their associated measure of progress, which may be transactional volumes, labor hours, or time elapsed.
Practical Expedients - Upon the adoption of ASU 2014-09, we have determined that we qualify for certain practical expedients to facilitate the adoption of the standard. We have elected to expense incremental costs of obtaining customer contracts (i.e., sales commissions) due to the short duration of our arrangements as the amortization period of such amounts is expected to be less than one year. These amounts are included within personnel expenses in our consolidated statements of operations and comprehensive income. In addition, we do not disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied as of the end of the period as our contracts have an expected length of one year or less. Finally, for certain of our performance obligations such as fee-based managed services, supply chain consulting and optimization services, and warehousing services we have recognized revenue in the amount for which we have the right to invoice our customer as we have determined this amount corresponds directly with the value provided to the customer for our performance completed to date.

Critical Accounting Policies and Estimates - We have updated our revenue recognition critical accounting policy to reflect the adoption of ASU 2014-09.

NOTE 11: CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in the Stockholders’ investment on our consolidated balance sheets. The recorded balance at December 31, 2018, and December 31, 2017, was $71.9 million and $18.5 million, respectively, and is comprised solely of foreign currency adjustments.

NOTE 12: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and in August 2015, issued ASU 2015-14, which amended the standard as to its effective date. The new comprehensive revenue recognition standard supersedes all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this new standard effective January 1, 2018, under the modified retrospective transition method applied to contracts that were not completed as of the date of initial application resulting in a $9.2 million cumulative adjustment to retained earnings.

We have updated our revenue recognition critical accounting policy due to the adoption of this standard and expanded the summary of significant accounting policies included in Note 1, Summary of Significant Accounting Policies, as a result of the adoption. The adoption of this standard changed the timing of revenue recognition for our transportation businesses from at delivery to over the transit period as our performance obligations are completed. Due to the short transit period of many of our performance obligations, this change did not have a material impact on our results of operations or cash flows.

The new standard expanded our existing revenue recognition disclosures upon adoption. In addition, we have identified certain customer contracts in our sourcing business that changed from a principal to an agent relationship under the new standard. This change resulted in these contracts being recognized at the net amount we charge our customers but had no impact on income from operations. The expanded disclosures required by ASU 2014-09 have been included in Note 10, Revenue Recognition.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this new standard in 2018, using a prospective approach. The adoption did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides another transition method no longer requiring application to previously reported periods. Therefore, prior period balances will not be restated. We have taken the necessary steps to be compliant as well as designed the necessary internal controls to facilitate the adoption of the new standard.

We have obligations under lease agreements for facilities and equipment, which are classified as operating leases under both the existing and new lease standard. We have adopted Topic 842 effective January 1, 2019, by recognizing right-of-use assets and lease liabilities of approximately $265.4 million and $273.3 million, respectively. The adoption of this standard is not expected to have a significant impact on our consolidated results of operations.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which amends existing guidance for reporting comprehensive income to reflect changes resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Act"). The amendment provides the option to reclassify stranded tax effects resulting from the Tax Act within accumulated other comprehensive income (AOCI) to retained earnings. New disclosures will be required upon adoption, including the accounting policy for releasing income tax effects from AOCI, whether reclassification of stranded income tax effects is elected, and information about other income tax effect reclassifications. The amendment will become effective for us on January 1, 2019. We do not expect this standard to have a material impact on our consolidated financial statements and disclosures.

NOTE 13: SUPPLEMENTARY DATA (UNAUDITED)
Our unaudited results of operations for each of the quarters in the years ended December 31, 2018 and 2017, are summarized below (in thousands, except per share data).

2018	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (1)
Revenues:
Transportation	$3,637,640	$3,953,139	$4,028,392	$3,896,750
Sourcing	287,687	322,898	263,508	241,158
Total revenues	3,925,327	4,276,037	4,291,900	4,137,908
Costs and expenses:
Purchased transportation and related services	3,041,602	3,313,196	3,359,520	3,207,859
Purchased products sourced for resale	257,800	291,358	238,336	216,266
Personnel expenses	328,297	340,630	335,299	339,316
Other selling, general, and administrative expenses	106,043	111,845	112,772	118,950
Total costs and expenses	3,733,742	4,057,029	4,045,927	3,882,391
Income from operations	191,585	219,008	245,973	255,517
Net income	$142,297	$159,163	$175,895	$187,150
Basic net income per share	$1.02	$1.14	$1.27	$1.36
Diluted net income per share	$1.01	$1.13	$1.25	$1.34
Basic weighted average shares outstanding	140,032	139,464	138,797	137,797
Dilutive effect of outstanding stock awards	1,238	1,147	1,363	1,385
Diluted weighted average shares outstanding	141,270	140,611	140,160	139,182
__________________________
(1) The adoption of ASU 2014-09, Revenue from Contracts with Customers, resulted in an increase to our net income of $2.1 million, $6.6 million, $0.5 million, and reduced our net income by $4.2 million for the quarters ended March 31, June 30, September 30, and December 31, respectively, compared to the accounting standards in effect for 2017.

2017	March 31 (1)	June 30	September 30	December 31 (2)
Revenues:
Transportation	$3,102,043	$3,319,995	$3,433,701	$3,647,167
Sourcing	313,082	390,023	350,750	312,619
Total revenues	3,415,125	3,710,018	3,784,451	3,959,786
Costs and expenses:
Purchased transportation and related services	2,563,885	2,781,355	2,869,616	3,042,434
Purchased products sourced for resale	282,674	354,874	320,989	285,503
Personnel expenses	290,504	284,220	293,204	311,599
Other selling, general, and administrative expenses	90,104	107,749	106,177	109,374
Total costs and expenses	3,227,167	3,528,198	3,589,986	3,748,910
Income from operations	187,958	181,820	194,465	210,876
Net income	$122,080	$111,071	$119,186	$152,556
Basic net income per share	$0.86	$0.79	$0.85	$1.09
Diluted net income per share	$0.86	$0.78	$0.85	$1.08
Basic weighted average shares outstanding	141,484	141,061	140,422	139,572
Dilutive effect of outstanding stock awards	374	526	600	1,152
Diluted weighted average shares outstanding	141,858	141,587	141,022	140,724
__________________________
(1) Our provision for income taxes decreased in the first quarter of 2017 by $13.7 million due to our adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718).
(2) Our provision for income taxes decreased in the fourth quarter by $19.7 million due to the benefit of deductions under section 199 of the Internal Revenue Code and $12.1 million due to the impact of the Tax Act.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2018, were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.
Changes in Internal Control Over Financial Reporting
There have not been any changes to the company’s internal control over financial reporting during the quarter ended December 31, 2018, to which this report relates, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

The information contained under the headings or subheadings “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” “2018 Executive Compensation” and “Compensation Committee Report” is incorporated in this Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Equity Compensation Plans
The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders (1)	10,848,823	$74.42	1,571,347
Equity compensation plans not approved by security holders	—	—	—
Total	10,848,823	$74.42	1,571,347
________________________________
(1) Includes stock available for issuance under our Employee Stock Purchase Plan, as well as options, restricted stock granted, and shares that may become subject to future awards under our 2013 Equity Incentive Plan. Specifically, 3,026,309 shares remain available under our Employee Stock Purchase Plan, and 7,822,514 options remain outstanding for future exercise. Under our 2013 Equity Incentive Plan, 1,571,347 shares may become subject to future awards in the form of stock option grants or the issuance of restricted stock.
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
The information contained under the heading “Proposal Three: Ratification of the Selection of Independent Auditors” in the Proxy Statement is incorporated in this Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this report:
(1) The Company’s 2018 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.
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
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
The transactions in the allowance for doubtful accounts for the years ended December 31, were as follows (in thousands):

	2018	2017	2016
Balance, beginning of year	$42,409	$39,543	$43,455
Provision	15,634	13,489	5,136
Write-offs	(16,912)	(10,623)	(9,048)
Balance, end of year	$41,131	$42,409	$39,543

(b)     Index to Exhibits-See Exhibit Index for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document. We will furnish a copy of any Exhibit at no cost to a security holder upon request.

INDEX TO EXHIBITS

Number	Description
2.1
Share Sale Agreement dated August 26, 2016, by and among C.H. Robinson (Australia) Pty Ltd, and each of the vendors set forth on Schedule 1 of the Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 31, 2016)

3.1	Certificate of Incorporation of the Company (as amended on May 19, 2012, and incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 15, 2012)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on August 10, 2018, Registration No. 333-33731)

4.1
Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on October 9, 1997, Registration No. 333-33731, file no. 000-23189)

4.2
Indenture, dated April 11, 2018, between C.H. Robinson Worldwide, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K filed on April 11, 2018)

4.3
First Supplemental Indenture, dated April 11, 2018, between C.H. Robinson Worldwide, Inc. and U.S. Bank National Association, as Trustee, relating to the 4.200% Notes due 2028 (incorporated by reference to Exhibit 4.2 in the Company’s Current Report on Form 8-K filed on April 11, 2018)

4.4	Form of Global Note representing the 4.200% Notes due 2028 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 in the Company’s Current Report on Form 8-K filed on April 11, 2018)

†10.1	1997 Omnibus Stock Plan (as amended May 18, 2006) (incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A, filed on April 6, 2006, file no. 000-23189)

†10.2
Amended and restated C.H. Robinson Worldwide, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on April 1, 2016, on file no. 000-23189)

10.3
Second Omnibus Amendment, dated October 24, 2018, among C.H. Robinson Worldwide, Inc., the guarantors and lenders party thereto, and U.S. Bank National Association, as LC Issuer, Swing Line Lender and Administrative Agent for the lenders to that certain Credit Agreement dated as of October 29, 2012, among C.H. Robinson Worldwide, Inc., the lenders party thereto, and U.S. Bank National Association, as LC Issuer, Swing Line Lender and Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2018)

10.4
Note Purchase Agreement dated as of August 23, 2013, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.5
First Amendment to Note Purchase Agreement dated February 20, 2015, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.6
Receivables Purchase Agreement, dated as of April 26, 2017, by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, Gotham Funding Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017)

10.7
Receivables Sale Agreement, dated as of April 26, 2017, by and among C.H. Robinson Company Inc., C.H. Robinson Receivables, LLC, and C.H. Robinson Worldwide, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2017)

*10.8
First Amendment and Joinder to the Receivables Purchase Agreement, dated as of December 17, 2018, by and among C.H. Robinson Receivables, LLC, C.H. Robinson Worldwide, Inc., Bank of America, N.A., and Wells Fargo Bank, N.A.

*10.9
Amended and Restated Performance Guaranty, dated as of December 17, 2018, between C.H. Robinson Worldwide, Inc. and Wells Fargo Bank, N.A. for and on behalf of the Affected Parties under the Receivables Purchase Agreement dated as of December 17, 2018, among C.H. Robinson Receivables, LLC, C.H. Robinson Worldwide, Inc., Wells Fargo Bank, and various Conduit Purchasers, Purchaser Agents, and Committed Purchasers described therein

†10.10	C.H. Robinson Worldwide, Inc. 2015 Non-Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A, filed on March 27, 2015, file no. 000-23189)

†10.11	Robinson Companies Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on 10-K for the year ended December 31, 2012)

†10.12
Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C.H. Robinson Worldwide, Inc. and John P. Wiehoff (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, file no. 000-23189)

†10.13	2012 Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, file no. 000-23189)

Number	Description
†10.14	2012 Form of Restricted Stock Award for U.S. Managerial Employees (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

†10.15	2012 Form of Restricted Stock Award for Officers (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

†10.16	2012 Form of Time-Based Restricted Stock Unit Award (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

†10.17	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.18	Form of Performance Share Award for Officers (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.19	Form of Performance Share Award for U.S. Managerial Employees (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.20	Form of Time-Based Restricted Stock Unit Award (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.21	Form of Incentive Stock Option (Time-Based U.S.) Agreement (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

†10.22	Form of Key Employee Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

†10.23	Form of Employee Confidentiality and Protection of Business Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*24	Powers of Attorney

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 25, 2019, formatted in XBRL: (i) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2018, 2017, and 2016, (ii) Consolidated Balance Sheets as of December 31, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, (iv) Consolidated Statements of Stockholders’ Investment for the years ended 2018, 2017, and 2016, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on February 25, 2019.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Chief Legal Officer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2019.

Signature	Title

/s/ JOHN P. WIEHOFF	Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer)
John P. Wiehoff

/s/ ANDREW C. CLARKE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Andrew C. Clarke

*	Director
Scott P. Anderson

*	Director
Wayne M. Fortun

*	Director
Timothy C. Gokey

*	Director
Mary J. Steele Guilfoile

*	Director
Jodee Kozlak

*	Director
Brian P. Short

*	Director
James B. Stake

*	Director
Paula Tolliver

*By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Attorney-in-Fact