Form 10-Q
period 2019-03-31
C H ROBINSON WORLDWIDE INC
filed 2019-05-08
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value	CHRW	Nasdaq Global Select Market
As of May 6, 2019, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 136,562,530.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$445,473	$378,615
Receivables, net of allowance for doubtful accounts of $41,004 and $41,131	2,057,931	2,162,438
Contract assets	165,556	159,635
Prepaid expenses and other	59,394	52,386
Total current assets	2,728,354	2,753,074
Property and equipment, net	225,669	228,301
Goodwill	1,283,981	1,258,922
Other intangible assets, net	116,367	108,822
Right-of-use lease assets	257,034	—
Deferred tax assets	13,495	9,993
Other assets	72,544	68,300
Total assets	$4,697,444	$4,427,412

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$995,971	$971,023
Outstanding checks	63,536	92,084
Accrued expenses:
Compensation	66,383	153,626
Transportation expense	127,151	119,820
Income taxes	68,049	28,360
Other accrued liabilities	54,905	63,410
Current lease liabilities	53,669	—
Current portion of debt	—	5,000
Total current liabilities	1,429,664	1,433,323

Long-term debt	1,341,605	1,341,352
Noncurrent lease liabilities	211,069	—
Noncurrent income taxes payable	21,763	21,463
Deferred tax liabilities	40,412	35,757
Other long-term liabilities	370	430
Total liabilities	3,044,883	2,832,325
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,398 and 179,400 shares issued, 136,889 and 137,284 outstanding	13,689	13,728
Additional paid-in capital	527,089	521,486
Retained earnings	3,937,698	3,845,593
Accumulated other comprehensive loss	(66,638)	(71,935)
Treasury stock at cost (42,509 and 42,116 shares)	(2,759,277)	(2,713,785)
Total stockholders’ investment	1,652,561	1,595,087
Total liabilities and stockholders’ investment	$4,697,444	$4,427,412
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Transportation	$3,504,932	$3,637,640
Sourcing	246,278	287,687
Total revenues	3,751,210	3,925,327
Costs and expenses:
Purchased transportation and related services	2,853,256	3,041,602
Purchased products sourced for resale	219,154	257,800
Personnel expenses	340,098	328,297
Other selling, general, and administrative expenses	114,152	106,043
Total costs and expenses	3,526,660	3,733,742
Income from operations	224,550	191,585
Interest and other expense	(17,140)	(10,700)
Income before provision for income taxes	207,410	180,885
Provision for income taxes	45,622	38,588
Net income	161,788	142,297

Other comprehensive income (loss)	5,297	(565)
Comprehensive income	$167,085	$141,732

Basic net income per share	$1.17	$1.02
Diluted net income per share	$1.16	$1.01

Basic weighted average shares outstanding	137,854	140,032
Dilutive effect of outstanding stock awards	1,101	1,238
Diluted weighted average shares outstanding	138,955	141,270
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2018	137,284	$13,728	$521,486	$3,845,593	$(71,935)	$(2,713,785)	$1,595,087
Net income				161,788			161,788
Foreign currency translation					5,297		5,297
Dividends declared, $0.50 per share				(69,683)			(69,683)
Stock issued for employee benefit plans	342	34	(11,520)			19,059	7,573
Issuance of restricted stock	(3)	—	—				—
Stock-based compensation expense	—	—	17,123			—	17,123
Repurchase of common stock	(734)	(73)				(64,551)	(64,624)
Balance March 31, 2019	136,889	$13,689	$527,089	$3,937,698	$(66,638)	$(2,759,277)	$1,652,561

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2017	139,542	$13,954	$444,280	$3,437,093	$(18,460)	$(2,451,122)	$1,425,745
Net income				142,297			142,297
Cumulative effect change - revenue recognition				9,239			9,239
Foreign currency translation					(565)		(565)
Dividends declared, $0.46 per share				(65,384)			(65,384)
Stock issued for employee benefit plans	370	37	(10,441)			16,810	6,406
Issuance of restricted stock	(2)	—	—				—
Stock-based compensation expense	—	—	18,127			7	18,134
Repurchase of common stock	(557)	(56)				(51,144)	(51,200)
Balance March 31, 2018	139,353	$13,935	$451,966	$3,523,245	$(19,025)	$(2,485,449)	$1,484,672
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$161,788	$142,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,560	24,241
Provision for doubtful accounts	1,774	6,630
Stock-based compensation	17,123	18,134
Deferred income taxes	(364)	(26)
Excess tax benefit on stock-based compensation	(4,458)	(6,224)
Other operating activities	576	323
Changes in operating elements (net of acquisitions):
Receivables	117,720	(10,056)
Contract assets	(5,921)	(13,264)
Prepaid expenses and other	(6,367)	6,327
Accounts payable and outstanding checks	(10,742)	21,797
Accrued compensation	(87,259)	(37,867)
Accrued transportation expense	7,331	17,109
Accrued income taxes	39,078	35,184
Other accrued liabilities	1,801	(5,128)
Other assets and liabilities	291	1,093
Net cash provided by operating activities	256,931	200,570

INVESTING ACTIVITIES
Purchases of property and equipment	(8,619)	(11,719)
Purchases and development of software	(5,246)	(3,744)
Acquisitions, net of cash acquired	(44,143)	—
Other investing activities	8	(726)
Net cash used for investing activities	(58,000)	(16,189)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	19,615	24,497
Stock tendered for payment of withholding taxes	(12,042)	(18,091)
Repurchase of common stock	(67,624)	(47,700)
Cash dividends	(69,742)	(65,382)
Proceeds from short-term borrowings	14,000	2,119,000
Payments on short-term borrowings	(19,000)	(2,183,000)
Net cash used for financing activities	(134,793)	(170,676)

Effect of exchange rates on cash	2,720	2,187
Net change in cash and cash equivalents	66,858	15,892
Cash and cash equivalents, beginning of period	378,615	333,890
Cash and cash equivalents, end of period	$445,473	$349,782

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
On January 1, 2019, we reorganized our enterprise transportation services structure to combine our North American Surface Transportation (“NAST”) and Robinson Fresh transportation networks. The newly combined transportation network will be managed by and reported under the NAST reportable segment. Our reportable segments are NAST and Global Forwarding with all other segments included in All Other and Corporate. We have determined that the remaining Robinson Fresh segment no longer meets the requirements of a reportable segment. Robinson Fresh will be included in the All Other and Corporate reportable segment with Managed Services, Other Surface Transportation outside of North America, and other miscellaneous revenues and unallocated corporate expenses. Prior period information has been reclassified to conform with this presentation. For financial information concerning our reportable segments, refer to Note 9, Segment Reporting.
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
Consistent with SEC rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read the condensed consolidated financial statements and related notes in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2018.

RECENTLY ADOPTED ACCOUNTING STANDARDS
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use lease asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides another transition method no longer requiring application to previously reported periods. Therefore, prior period balances will not be restated. We have adopted Topic 842 during the first quarter of 2019 by recognizing right-of-use lease assets and lease liabilities of approximately $265.4 million and $273.3 million, respectively, on January 1, 2019. The adoption of this standard did not have a significant impact on our consolidated results of operations or consolidated statements of cash flows. Refer to Note 11, Leases, for further information.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which amends existing guidance for reporting comprehensive income to reflect changes resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The amendment provides the option to reclassify stranded tax effects resulting from the Tax Act within accumulated other comprehensive income (AOCI) to retained earnings. New disclosures will be required upon adoption, including the accounting policy for releasing income tax effects from AOCI, whether reclassification of stranded income tax effects is elected, and information about other income tax effect reclassifications. This amendment became effective for us on January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements and disclosures.

RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in November 2018 issued a subsequent amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This update significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. ASU 2018-19 will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of this amendment that have the contractual right to receive cash. This update is effective for fiscal years and interim periods beginning after December 15, 2019, and is effective for our fiscal year beginning January 1, 2020. We are evaluating the impact of the new standard but do not believe its adoption will have a material impact on our consolidated financial position, results of operations, or cash flows.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. We have expanded these policies below to effect the adoption of Accounting Standards Codification (“ASC”) 842 in the first quarter of 2019.
RIGHT-OF-USE LEASE ASSETS. Right-of-use lease assets are recognized upon lease commencement and represent our right to use an underlying asset for the lease term.
LEASE LIABILITIES. Lease liabilities are recognized at commencement date and represent our obligation to make the lease payments arising from a lease, measured on a discounted basis.
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
December 31, 2018 balance(1)	$1,016,784	$182,029	$60,109	$1,258,922
Acquisitions	—	24,636	—	24,636
Translation	116	303	4	423
March 31, 2019 balance	$1,016,900	$206,968	$60,113	$1,283,981
____________________________________________
(1) Amounts have been reclassified to conform with the current year presentation as a result of the segment reorganization discussed in Note 9, Segment Reporting.

Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). As a result of the segment reorganization discussed in Note 9, Segment Reporting, we determined the fair value of each of our reporting units to further support our qualitative assessment and determined the more likely than not criteria had not been met, and therefore a Step One Analysis was not required as of March 31, 2019.
Identifiable intangible assets consisted of the following (in thousands):

	March 31, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$271,294	$(165,447)	$105,847	$254,293	$(156,006)	$98,287
Non-competition agreements	300	(255)	45	300	(240)	60
Total finite-lived intangibles	271,594	(165,702)	105,892	254,593	(156,246)	98,347
Indefinite-lived intangibles
Trademarks	10,475	—	10,475	10,475	—	10,475
Total intangibles	$282,069	$(165,702)	$116,367	$265,068	$(156,246)	$108,822

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Amortization expense	$9,293	$9,399
Definite-lived intangible assets, by reportable segment, as of March 31, 2019, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Remainder of 2019	$5,853	$23,115	$—	$28,968
2020	245	28,134	—	28,379
2021	245	14,612	—	14,857
2022	245	14,612	—	14,857
2023	245	12,015	—	12,260
Thereafter	223	6,348	—	6,571
Total				$105,892

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
We had no Level 3 assets or liabilities as of and during the periods ended March 31, 2019, and December 31, 2018. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	March 31, 2019	December 31, 2018	Maturity	March 31, 2019	December 31, 2018
Revolving credit facility	—%	3.64%	October 2023	$—	$5,000
Senior Notes, Series A	3.97%	3.97%	August 2023	175,000	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables securitization facility (1)	3.14%	3.15%	December 2020	249,788	249,744
Senior Notes (1)	4.20%	4.20%	April 2028	591,817	591,608
Total debt				1,341,605	1,346,352
Less: Current maturities and short-term borrowing				—	(5,000)
Long-term debt				$1,341,605	$1,341,352
____________________________________________
(1) Net of unamortized discounts and issuance costs.

SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the "Credit Agreement"). On October 24, 2018, the Credit Agreement was amended to increase the total availability from $900 million to $1 billion and extend the maturity date from December 31, 2019 to October 24, 2023. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of March 31, 2019, the variable rate equaled LIBOR plus 1.13 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility ranging from 0.075 percent to 0.200 percent. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
The Credit Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including a maximum leverage ratio of 3.50 to 1.00. The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the administrative agent may declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if we become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency, or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable.
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes, Series A, Senior Notes Series B, and Senior Notes Series C, collectively (the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $485.3 million at March 31, 2019. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own risk. If the Notes were recorded at fair value, they would be classified as Level 2.
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
U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On April 26, 2017, we entered into a receivables purchase agreement and related transaction documents with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). On December 17, 2018, we entered into an amended Receivables Securitization Facility with Wells Fargo Bank, N.A. and Bank of America, N.A. to extend the maturity date from April 26, 2019 to December 17, 2020. The Receivables Securitization Facility is based on the securitization of our U.S. trade accounts receivable and provides funding of up to $250 million. The interest rate on borrowings under the Receivables Securitization Facility is based on 30 day LIBOR plus a margin. There is also a commitment fee we are required to pay on any unused portion of the facility. The Receivables Securitization Facility expires on December 17, 2020 unless extended by the parties. The recorded amount of borrowings outstanding on the Receivables Securitization Facility approximates fair value because it can be redeemed on short notice and the interest rate floats, therefore, we consider these borrowings to be a Level 2 financial liability.
The Receivables Securitization Facility contains various customary affirmative and negative covenants, and it also contains customary default and termination provisions which provide for acceleration of amounts owed under the Receivables Securitization Facility upon the occurrence of certain specified events.
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes ("Senior Notes") through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. The proceeds from the Senior Notes were utilized to pay down the balance on our Credit Agreement. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $606.2 million as of March 31, 2019, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $591.8 million as of March 31, 2019. If the Senior Notes were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy.
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
As of March 31, 2019, we were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, Receivables Securitization Facility, and Senior Notes.

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
Our effective tax rate for the three months ended March 31, 2019 and 2018 was 22.0 percent and 21.3 percent, respectively. The effective income tax rate for the three months ended March 31, 2019 was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of share-based payment awards. The tax impact of share-based payment awards resulted in a decrease in our provision for income taxes for the three months ended March 31, 2019 and 2018 of $4.5 million and $6.2 million, respectively. Additionally, the three months ended March 31, 2018 included net income tax expense of $0.8 million related to adjustments to the one-time transition tax required as part of the Tax Act. We have asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international business. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $15.2 million as of March 31, 2019.

Global Intangible Low-tax Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”) were enacted as part of the Tax Act on December 22, 2017. Although enacted more than a year ago, regulatory guidance on the application of GILTI and FDII has not been finalized. We have included the tax impact of both GILTI and FDII in our income tax expense for the three months ended March 31, 2019 based on our understanding of the rules available at the time of this filing. However, our calculations could be impacted by future regulations as guidance is finalized. We will continue to monitor any new guidance related to GILTI and FDII and determine any impact it may have on our calculations.
As of March 31, 2019, we have $39.3 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $3.0 million in the next 12 months due to lapsing of statutes.

NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	$4,249	$5,002
Stock awards	11,744	12,212
Company expense on ESPP discount	1,130	920
Total stock-based compensation expense	$17,123	$18,134
On May 12, 2016, our shareholders approved an amendment to and restatement of our 2013 Equity Incentive Plan, which allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 13,041,803 shares can be granted under this plan. Approximately 1,421,642 shares were available for stock awards under the plan as of March 31, 2019. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the plan.
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

The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of March 31, 2019, unrecognized compensation expense related to stock options was $51.7 million. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings growth, and certain other conditions.
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
As of March 31, 2019, there was unrecognized compensation expense of $107.4 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings growth, and certain other conditions.
Employee Stock Purchase Plan - Our 1997 Employee Stock Purchase Plan ("ESPP") allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of each quarter discounted by 15 percent. Shares vest immediately. The following is a summary of the employee stock purchase plan activity:

Three Months Ended March 31, 2019
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
86,588	$6,403,183	$1,129,973

NOTE 7. LITIGATION
We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including certain contingent auto liability cases. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our condensed consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are often unable to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

NOTE 8. ACQUISITIONS
On February 28, 2019, we acquired all of the outstanding shares of The Space Cargo Group (“Space Cargo”) for the purpose of expanding our presence and capabilities in Spain and Colombia. Total purchase consideration, net of cash acquired, was $44.1 million, which was paid in cash.
Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

Estimated Life (years)
Customer relationships	7	$16,439
There was $24.6 million of goodwill recorded related to the acquisition of Space Cargo. The Space Cargo goodwill is a result of acquiring and retaining the Space Cargo workforce and expected synergies from integrating its business into ours. Purchase accounting is considered preliminary. No goodwill was recognized for Spanish tax purposes from the acquisition. The results of operations of Space Cargo have been included in our consolidated financial statements since March 1, 2019.

NOTE 9. SEGMENT REPORTING
On January 1, 2019, we reorganized our enterprise transportation services structure to combine our NAST and Robinson Fresh transportation networks. The newly combined transportation network will be managed by and reported under the NAST reportable segment. We have determined that the remaining Robinson Fresh segment no longer meets the requirements of a reportable segment and will be included in the All Other and Corporate reportable segment. Prior period information has been reclassified to conform with this presentation. Our reportable segments are based on our method of internal reporting, which generally segregates the segments by service line and the primary services they provide to our customers. We identify two reportable segments as follows:

•
North American Surface Transportation—NAST provides freight transportation services across North America through a network of offices in the United States, Canada, and Mexico. The primary services provided by NAST include truckload, temperature controlled transportation, LTL, and intermodal.

•
Global Forwarding—Global Forwarding provides global logistics services through an international network of offices in North America, Asia, Europe, Oceania, and South America and also contracts with independent agents worldwide. The primary services provided by Global Forwarding include ocean freight services, airfreight services, and customs brokerage.

•
All Other and Corporate—All Other and Corporate includes our Robinson Fresh and Managed Services segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses. Robinson Fresh provides sourcing services including the buying, selling, and marketing of fresh fruits, vegetables, and other perishable items. Managed Services provides Transportation Management Services, or Managed TMS®. Other Surface Transportation revenues are primarily earned by Europe Surface Transportation. Europe Surface Transportation provides services similar to NAST across Europe.

The internal reporting of segments is defined, based in part, on the reporting and review process used by our chief operating decision maker (“CODM”). As of March 31, 2019 our Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”) function jointly as the CODM on an interim basis until our COO transitions to CEO in the second quarter of 2019. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies. We do not report our intersegment revenues by reportable segment to our CODM and do not believe they are a meaningful metric for evaluating the performance of our reportable segments.

Reportable segment information as of, and for the three months ended March 31, 2019 and 2018, is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended March 31, 2019
Total revenues	$2,796,784	$537,567	$416,859	$3,751,210
Net revenues	486,550	127,236	65,014	678,800
Income (loss) from operations	211,283	14,203	(936)	224,550
Depreciation and amortization	6,259	8,926	9,375	24,560
Total assets(1)	2,693,668	1,001,881	1,001,895	4,697,444
Average headcount	7,424	4,707	3,250	15,381

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended March 31, 2018(2)
Total revenues	$2,908,419	$553,754	$463,154	$3,925,327
Net revenues	438,402	123,037	64,486	625,925
Income from operations	179,637	8,221	3,727	191,585
Depreciation and amortization	6,331	8,909	9,001	24,241
Total assets(1)	2,593,648	805,184	908,944	4,307,776
Average headcount	7,298	4,767	3,023	15,088
____________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.
(2) Amounts have been reclassified to conform with the current year presentation.

NOTE 10: REVENUE FROM CONTRACTS WITH CUSTOMERS

A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the three months ended March 31, 2019 and 2018 as follows:

	Three Months Ended March 31, 2019
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services	$2,796,784	$537,567	$170,581	$3,504,932
Sourcing	—	—	246,278	246,278
Total	$2,796,784	$537,567	$416,859	$3,751,210

Timing of Revenue Recognition
Performance obligations completed over time	$2,796,784	$537,567	$170,581	$3,504,932
Performance obligations completed at a point in time	—	—	246,278	246,278
Total	$2,796,784	$537,567	$416,859	$3,751,210

	Three Months Ended March 31, 2018
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services	$2,908,419	$553,754	$175,467	$3,637,640
Sourcing	—	—	287,687	287,687
Total	$2,908,419	$553,754	$463,154	$3,925,327

Timing of Revenue Recognition
Performance obligations completed over time	$2,908,419	$553,754	$175,467	$3,637,640
Performance obligations completed at a point in time	—	—	287,687	287,687
Total	$2,908,419	$553,754	$463,154	$3,925,327

We typically do not receive consideration and amounts are not due from our customer prior to the completion of our performance obligation and as such contract liabilities as of March 31, 2019 and revenue recognized in the three months ended March 31, 2019 and 2018 resulting from contract liabilities was not significant. Contract assets and accrued expenses - transportation expense fluctuate from period to period primarily based upon shipments in-transit at period end.

NOTE 11. LEASES

We adopted ASU 2016-02, Leases (Topic 842), as of January 1, 2019. Prior period information was not restated and continues to be presented under ASC 840, Leases. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to not reassess existing contracts to determine if they contain a lease and to carry forward their historical lease classification upon transition. In addition, we have made a policy election to not apply the guidance of ASC 842 to leases with a term of 12 months or less as allowed by the standard. These leases are recognized as expense on a straight-line basis over the lease term.

Adoption of the new standard resulted in the recording of right-of-use lease assets and lease liabilities of $265.4 million and $273.3 million, respectively, as of January 1, 2019. The adoption of this standard did not materially impact our consolidated statement of operations or consolidated statements of cash flows.

We determine if our contractual agreements contain a lease at inception. A lease is identified when a contract allows us the right to control an identified asset for a period of time in exchange for consideration. Our lease agreements consist primarily of operating leases for office space, warehouses, office equipment and a small number of intermodal containers. We do not have material financing leases. Frequently, we enter into contractual relationships with a wide variety of transportation companies for freight capacity, and utilize those relationships to efficiently and cost-effectively arrange the transport of our customers’

freight. These contracts typically have a lease term of 12 months or less and do not allow us to direct the use or obtain substantially all of the economic benefits of a specifically identified asset. Accordingly, these agreements are not considered leases.

Our operating leases are included on the consolidated balance sheets as right-of-use lease assets and lease liabilities. A right-of-use lease asset represents our right to use an underlying asset over the term of a lease while a lease liability represents our obligation to make lease payments arising from the lease. Current and noncurrent lease liabilities are recognized at commencement date at the present value of lease payments, including non-lease components which consist primarily of common area maintenance charges. Right-of-use lease assets are also recognized at commencement date as the total lease liability plus prepaid rents and less any deferred rent liability that existed under ASC 840, Leases, upon transition. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Our lease agreements typically do not contain variable lease payments, residual value guarantees, purchase options or restrictive covenants. Many of our leases include the option to renew for a period of months to several years. The term of our leases may include the option to renew when it is reasonably certain that we will exercise that option although these occurrences are seldom. We have lease agreements with lease components (e.g. payments for rent) and non-lease components (e.g. payments for common area maintenance and parking), which are all accounted for as a single lease component.

We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of March 31, 2019.

Information regarding lease expense, remaining lease term, discount rate and other select lease information is presented below as of and for the three months ended March 31, 2019 (dollars in thousands):

Lease Costs	Three Months Ended March 31, 2019
Operating lease expense	$16,822
Short-term lease expense	2,341
Total lease expense	19,163

Other Lease Information	Three Months Ended March 31, 2019
Operating cash flows from operating leases	$16,629
Right-of-use lease assets obtained in exchange for new lease liabilities	7,732

Lease Term and Discount Rate	As of March 31, 2019
Weighted average remaining lease term (in years)(1)	7.9
Weighted average discount rate	3.6%
____________________________________________
(1) The weighted average remaining lease term is significantly impacted by a 15 year lease related to office space in Chicago, IL that commenced in 2018. Excluding this lease the weighted average remaining lease term of our agreements is 4.1 years.

The maturity of lease liabilities as of March 31, 2019 were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2019	$47,221
2020	57,086
2021	44,737
2022	32,178
2023	22,851
Thereafter	103,621
Total lease payments	307,694
Less: Interest	(42,956)
Present value of lease liabilities	$264,738

Minimum future lease commitments under noncancelable lease agreements in excess of one year as of December 31, 2018, are as follows (in thousands):

2019	$53,675
2020	47,680
2021	36,832
2022	27,644
2023	19,406
Thereafter	81,465
Total lease payments	$266,702
In addition to minimum lease payments, we are typically responsible under our lease agreements to pay our pro rata share of maintenance expenses, common charges, and real estate taxes of the buildings in which we lease space. Under ASC 842 we have elected to account for non-lease components such as common area maintenance and parking as a single lease component.
NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' investment on our condensed consolidated balance sheets. The recorded balance, at March 31, 2019, and December 31, 2018, was $66.6 million and $71.9 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency adjustments at March 31, 2019 and December 31, 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes.
FORWARD-LOOKING INFORMATION
Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions or dispositions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include, but are not limited to, changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; competition and growth rates within the third party logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the United States; risks associated with the potential impact of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel price increases or decreases, or fuel shortages; cyber-security related risks; the impact of war on the economy; changes to our capital structure; risks related to the elimination of LIBOR; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 25, 2019.
Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update such statement to reflect events or circumstances arising after such date.
OVERVIEW

Our consolidated total revenues decreased 4.4 percent to $3.8 billion in the first quarter of 2019 from $3.9 billion in the first quarter of 2018 due to a decrease in transportation revenues driven by decreased pricing in most of our transportation services, most notably truckload and air. Sourcing revenues also decreased 14.4 percent to $246.3 million in the first quarter of 2019 from $287.7 million in the first quarter of 2018 which was due to lower pricing per case and lower case volume. Net revenues increased 8.4 percent to $678.8 million in the first quarter of 2019 from $625.9 million in the first quarter of 2018 driven by margin improvement in truckload. Net revenues is a Non-GAAP financial measure defined below. Income from operations increased 17.2 percent to $224.6 million in the first quarter of 2019 from $191.6 million in the first quarter of 2018 driven by the increase in net revenues and was slightly offset by an increase in operating expenses. Our cash flow from operations increased 28.1 percent to $256.9 million in first quarter of 2019 from $200.6 million in the first quarter of 2018 primarily driven by improved working capital performance in our NAST reportable segment and the impact of decreasing total revenues on our accounts receivable balance in addition to growth in income from operations. Diluted net income per share increased 14.9 percent to $1.16 in the first quarter of 2019 from $1.01 in the first quarter of 2018.

On February 28, 2019, we acquired The Space Cargo Group (“Space Cargo”) for the purpose of expanding our presence and capabilities in Spain and Colombia. Our consolidated results include the results of Space Cargo as of March 1, 2019.
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

	Three Months Ended March 31,
	2019	2018
Revenues:
Transportation	$3,504,932	$3,637,640
Sourcing	246,278	287,687
Total revenues	3,751,210	3,925,327
Costs and expenses:
Purchased transportation and related services	2,853,256	3,041,602
Purchased products sourced for resale	219,154	257,800
Total costs and expenses	3,072,410	3,299,402
Net revenues	$678,800	$625,925

RESULTS OF OPERATIONS
The following table summarizes our total revenues (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	% change
Transportation	$3,504,932	$3,637,640	(3.6)%
Sourcing	246,278	287,687	(14.4)%
Total	$3,751,210	$3,925,327	(4.4)%
The following table illustrates our net revenue margins by services and products:

	Three Months Ended March 31,
	2019	2018
Transportation	18.6%	16.4%
Sourcing	11.0%	10.4%
Total	18.1%	15.9%
The following table summarizes our net revenues by service line. The service line net revenues in the table differ from the segment service line revenues discussed below as our segments have revenues from multiple service lines (in thousands):

	Three Months Ended March 31,
	2019	2018	% change
Transportation
Truckload	$377,993	$330,291	14.4%
LTL(1)	116,229	112,144	3.6%
Intermodal	6,076	6,332	(4.0)%
Ocean	71,533	68,844	3.9%
Air	27,582	28,883	(4.5)%
Customs	21,878	20,655	5.9%
Other Logistics Services	30,385	28,889	5.2%
Total Transportation	651,676	596,038	9.3%
Sourcing	27,124	29,887	(9.2)%
Total	$678,800	$625,925	8.4%
____________________________________________
(1) Less than truckload ("LTL").
The following table represents certain statements of operations data, shown as percentages of our net revenues:

	Three Months Ended March 31,
	2019	2018
Net revenues	100.0%	100.0%
Operating expenses:
Personnel expenses	50.1%	52.4%
Other selling, general, and administrative expenses	16.8%	17.0%
Total operating expenses	66.9%	69.4%
Income from operations	33.1%	30.6%
Interest and other expense	(2.5)%	(1.7)%
Income before provision for income taxes	30.6%	28.9%
Provision for income taxes	6.7%	6.2%
Net income	23.8%	22.7%

The following table summarizes our results by reportable segment (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended March 31, 2019
Total revenues	$2,796,784	$537,567	$416,859	$3,751,210
Net revenues	486,550	127,236	65,014	678,800
Income from operations	211,283	14,203	(936)	224,550

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended March 31, 2018
Total revenues	$2,908,419	$553,754	$463,154	$3,925,327
Net revenues	438,402	123,037	64,486	625,925
Income from operations	179,637	8,221	3,727	191,585

Consolidated Results of Operations — Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Total revenues and direct costs. Our consolidated total revenues decreased 4.4 percent to $3.8 billion in the first quarter of 2019 compared to $3.9 billion in the first quarter of 2018. Total transportation revenues decreased 3.6 percent to $3.5 billion in the first quarter of 2019 compared to $3.6 billion in the first quarter of 2018. The decrease was driven by decreased pricing in most of our transportation services, most notably truckload and air. Total purchased transportation and related services decreased 6.2 percent to $2.9 billion in the first quarter of 2019 compared to $3.0 billion in the first quarter of 2018. The decrease was due to decreased cost of transportation in most of our transportation services resulting from softening market demand and a modest increase in carrier capacity. Our sourcing total revenue decreased 14.4 percent to $246.3 million in the first quarter of 2019 from $287.7 million in the first quarter of 2018 due to lower pricing per case and lower case volume. Purchased products sourced for resale decreased 15.0 percent in the first quarter of 2019 to $219.2 million from $257.8 million in the first quarter of 2018.
Net revenues. Total transportation net revenues increased 9.3 percent to $651.7 million in the first quarter of 2019 from $596.0 million in the first quarter of 2018. Our transportation net revenue margin increased to 18.6 percent in the first quarter of 2019 from 16.4 percent in the first quarter of 2018 driven by margin expansion in truckload services as we benefited from a shift to contractual volume in a falling cost market. Sourcing net revenues decreased 9.2 percent to $27.1 million in the first quarter of 2019 from $29.9 million in the first quarter of 2018. Our sourcing net revenue margin increased to 11.0 percent in the first quarter of 2019 from 10.4 percent in the first quarter of 2018 driven by the cost of product decreasing more than pricing.
Operating expenses. Operating expenses increased 4.6 percent to $454.3 million in the first quarter of 2019 from $434.3 million in the first quarter of 2018 driven by both personnel and selling, general, and administrative expenses as discussed below. Operating expenses as a percentage of net revenues decreased to 66.9 percent in the first quarter of 2019 from 69.4 percent in the first quarter of 2018.
For the first quarter, personnel expenses increased 3.6 percent to $340.1 million in 2019 from $328.3 million in 2018. The increase in personnel expense was primarily due to an increase of 1.9 percent in average headcount, partially offset by declines in performance-based equity compensation in the first quarter of 2019 compared to the first quarter of 2018.
For the first quarter of 2019, other selling, general, and administrative expenses increased 7.6 percent to $114.2 million in 2019 from $106.0 million in the first quarter of 2018, primarily driven by increases in purchased services, claims, and occupancy, partially offset by a reduction in bad debt expense.
Income from operations. Income from operations increased 17.2 percent to $224.6 million in the first quarter of 2019 from $191.6 million in the first quarter of 2018. This increase was driven by an increase in income from operations in NAST and Global Forwarding. Income from operations as a percentage of net revenues increased to 33.1 percent in the first quarter of 2019 from 30.6 percent in the first quarter of 2018.
Interest and other expense. Interest and other expense was $17.1 million in the first quarter of 2019 compared to $10.7 million in the first quarter of 2018. The increase was due primarily to a $5.0 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses and an increase in variable interest rates during the quarter ended March 31, 2019, compared to the same period ended March 31, 2018.
Provision for income taxes. Our effective income tax rate was 22.0 percent for the first quarter of 2019 and 21.3 percent for the first quarter of 2018. The effective income tax rate for the three months ended March 31, 2019 was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of share-based payment awards, which resulted in a decrease in our provision for income taxes for the three months ended March 31, 2019 and 2018 of $4.5 million and $6.2 million, respectively.
Net income. Net income increased 13.7 percent to $161.8 million in the first quarter of 2019 from $142.3 million in the first quarter of 2018. Basic net income per share increased 14.7 percent to $1.17 from $1.02 in the first quarter of 2019 compared to the first quarter of 2018. Diluted net income per share increased 14.9 percent to $1.16 from $1.01 in the first quarter of 2019 compared to the first quarter of 2018.
Segment Results of Operations — Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
North American Surface Transportation. NAST revenues decreased 3.8 percent to $2.8 billion in the first quarter of 2019 from $2.9 billion in the first quarter of 2018. This decrease was primarily driven by decreased pricing in truckload and LTL services reflective of the current market conditions. These decreases were partially offset by modest volume increases in both truckload and LTL services. NAST cost of transportation and related services decreased 6.5 percent to $2.3 billion in the first quarter of 2019 from $2.5 billion in the first quarter of 2018, driven by lower costs per mile. NAST net revenues increased 11.0 percent to $486.6 million in the first quarter of 2019 from $438.4 million in the first quarter of 2018. This was primarily driven by an increase in truckload net revenues, discussed below.
NAST truckload net revenues increased 14.7 percent to $359.0 million in the first quarter of 2019 from $313.0 million in the first quarter of 2018 driven by net revenue margin expansion in truckload services as we benefited from a shift to contractual volume in a falling cost market. NAST truckload volumes increased 0.5 percent in the first quarter of 2019 compared to the first quarter of 2018.
Excluding the estimated impacts of the decrease in fuel costs, our average truckload rate per mile charged to our customers decreased approximately 5.5 percent in the first quarter of 2019 compared to the first quarter of 2018 reflecting pricing changes related to the marketplace conditions discussed above. Our truckload transportation costs decreased approximately 8.5 percent, excluding the estimated decrease in fuel costs. As supply and demand in the freight market becomes more balanced, as was the case in the first quarter of 2019, we typically see our volume shift more heavily towards contractual business, accompanied by net revenue margin expansion.
NAST LTL net revenues increased 3.6 percent to $114.9 million in the first quarter of 2019 from $110.9 million in the first quarter of 2018. This increase was due to an increase in net revenue margin and a volume increase of 1.0 percent in the first quarter of 2019 compared to the first quarter of 2018.
NAST intermodal net revenues decreased 3.9 percent to $6.0 million in the first quarter of 2019 from $6.2 million in the first quarter of 2018. NAST intermodal net revenues decreased due to a volume decrease of 33.0 percent but were largely offset by increased pricing resulting in improved net revenue margin. The decrease in volume was driven by a combination of lane reductions related to precision scheduled railroading and the decline in truckload pricing drove industry volume shift from intermodal to truckload.
NAST operating expenses increased 6.4 percent in the first quarter of 2019 to $275.3 million compared to $258.8 million in the first quarter of 2018. This was due to an increase in both personnel and selling, general, and administrative expenses. The increase in personnel expense is primarily related to an increase in cash compensation in the first quarter of 2019 compared to the first quarter of 2018. The increase in selling, general, and administrative expense is primarily related to increased investments in technology and an increase in occupancy, claims, and warehouse expenses. The operating expenses of NAST and all other segments include allocated corporate expenses.
NAST income from operations increased 17.6 percent to $211.3 million in the first quarter of 2019 from $179.6 million in the first quarter of 2018 due primarily to the increase in net revenues discussed above.
Global Forwarding. Global Forwarding revenues decreased 2.9 percent to $537.6 million in the first quarter of 2019 compared to $553.8 million in the first quarter of 2018 driven by decreased pricing and volume in the air service line and, to a lesser extent, ocean pricing decreases. Global Forwarding costs of transportation and related services decreased 4.7 percent to $410.3 million in the first quarter of 2019 from $430.7 million in the first quarter of 2018. Global Forwarding net revenues increased 3.4 percent to $127.2 million in the first quarter of 2019 compared to $123.0 million in the first quarter of 2018. The acquisition of Space Cargo accounted for approximately one percentage point of the net revenue growth in Global Forwarding in the first quarter of 2019.
Global Forwarding ocean transportation net revenues increased 4.0 percent to $71.5 million in the first quarter of 2019 from $68.7 million in the first quarter of 2018, primarily due to net revenue margin expansion. Ocean transportation volumes were nearly unchanged in the first quarter of 2019 compared to the same period of 2018.
Global Forwarding air transportation net revenues increased 0.4 percent to $26.1 million in the first quarter of 2019 from $26.0 million in the first quarter of 2018, as margin expansion was largely offset by a 4.0 percent volume decline in the first quarter of 2019 compared to the same period of 2018.
Global Forwarding customs net revenues increased 5.9 percent to $21.9 million in the first quarter of 2019 from $20.7 million in 2018 driven by an increase in transaction volumes in the first quarter of 2019 compared to the same period of 2018.
Global Forwarding operating expenses decreased 1.6 percent in the first quarter of 2019 to $113.0 million from $114.8 million in the first quarter of 2018. This decrease was due to a decrease in personnel expense, which was driven by an average headcount decrease of 1.3 percent. Selling, general, and administrative expenses increased 1.5 percent as increased investments in technology were mostly offset by reductions across most selling, general, and administrative categories.
Global Forwarding income from operations increased 72.8 percent to $14.2 million in the first quarter of 2019 from $8.2 million in the first quarter of 2018. This was primarily due to an increase in net revenues discussed above.
All Other and Corporate. All Other and Corporate includes our Robinson Fresh and Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses. Robinson Fresh provides sourcing services including the buying, selling, and marketing of fresh fruits, vegetables, and other perishable items. Managed Services provides Transportation Management Services, or Managed TMS. Other Surface Transportation revenues are primarily earned by Europe Surface Transportation. Europe Surface Transportation provides services similar to NAST across Europe.
Robinson Fresh net revenues decreased 5.2 percent to $28.7 million in the first quarter of 2019 compared to $30.2 million in the first quarter of 2018 as weather-related crop reductions drove a case volume decline of 7.0 percent.
Managed Services net revenues increased 10.9 percent in the first quarter of 2019 to $20.3 million compared to $18.3 million in the first quarter of 2018. This increase was driven by a combination of selling additional service lines to existing customers and new customer wins.
Other Surface Transportation net revenues increased 0.7 percent in the first quarter of 2019 to $16.0 million compared to $15.9 million in the first quarter of 2018, primarily driven by volume growth in Europe truckload.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4 (dollars in thousands):

Description	Carrying Value as of March 31, 2019	Borrowing Capacity	Maturity
Revolving credit facility	$—	$1,000,000	October 2023
Senior Notes, Series A	175,000	175,000	August 2023
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables securitization facility (1)	249,788	250,000	December 2020
Senior Notes (1)	591,817	600,000	April 2028
Total debt	$1,341,605	$2,350,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.

We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases.
Cash and cash equivalents totaled $445.5 million as of March 31, 2019, and $378.6 million as of December 31, 2018. Cash and cash equivalents held outside the United States totaled $304.5 million as of March 31, 2019, and $320.0 million as of December 31, 2018. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $15.2 million as of March 31, 2019. Working capital decreased from $1.32 billion at December 31, 2018 to $1.30 billion at March 31, 2019.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $256.9 million and $200.6 million of cash flow from operations during the three months ended March 31, 2019 and March 31, 2018, respectively, an increase of $56.3 million. This increase was primarily driven by improved working capital performance in our NAST reportable segment and the impact of decreasing total revenues on our accounts receivable balance in addition to growth in income from operations.
Cash used for investing activities. We used $58.0 million and $16.2 million of cash during the three months ended March 31, 2019 and March 31, 2018 for investing activities.
We used $44.1 million for the acquisition of Space Cargo during the three months ended March 31, 2019.
We used $13.9 million and $15.5 million for capital expenditures during the three months ended March 31, 2019 and March 31, 2018. During the three months ended March 31, 2019, our capital expenditures consisted primarily of investments in information technology, which are intended to increase employee productivity, automate interactions with our customers and contracted carriers, and improve our internal workflows to help expand our operating margins and grow the business.
Cash used for financing activities. We used $134.8 million and $170.7 million of cash flow for financing activities during the three months ended March 31, 2019 and March 31, 2018.
During the three months ended March 31, 2019, we had net repayments on short-term borrowings of $5.0 million. There was no balance outstanding on the revolving credit facility as of March 31, 2019.
We used $69.7 million and $65.4 million to pay cash dividends during the three months ended March 31, 2019 and March 31, 2018. The increase was primarily due to a $0.04 dividend rate increase in 2019 compared to 2018, partially offset by a decrease in shares outstanding during the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

We used $67.6 million and $47.7 million on share repurchases during the three months ended March 31, 2019 and March 31, 2018, see Item 2, Part II of this Quarterly Report on Form 10-Q. The change was due to an increase in the number of shares repurchased during the three months ended March 31, 2019, compared to the same period of 2018. In May 2018, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of March 31, 2019, there were 12,939,046 shares remaining for future repurchases under the repurchase authorization. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions. As of March 31, 2019, all share repurchases had been settled for the quarter. As of March 31, 2018, we had $4.0 million of share repurchases accrued for in other accrued liabilities.
We used $12.0 million and $18.1 million to acquire shares from employees through their withholding taxes resulting from the delivery of restricted equity during the three months ended March 31, 2019 and March 31, 2018.
As of March 31, 2019, we have an asset held for sale on our balance sheet of approximately $11 million related to a property we own in Chicago, Illinois, with an estimated fair value of $18 million. We anticipate the sale of this property to be completed later in 2019.
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

Recently Issued Accounting Pronouncements
Refer to Note 1, Basis of Presentation, contained in this quarterly report and in the Company's 2018 Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the Company's 2018 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of March 31, 2019, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2018.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
(b) Changes in internal controls over financial reporting.
During the first quarter of 2019, we implemented a suite of Oracle cloud based information systems including Enterprise Resource Planning and Enterprise Performance Management. In connection with this implementation, we have updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes in our business processes, which will require testing for effectiveness during the remaining quarters of 2019. We do not believe this implementation will have an adverse effect on our internal control over financial reporting.  There were no other changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the company during the quarter ended March 31, 2019, of shares of the company's common stock.

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (b)
January 2019	416,292	$85.63	295,537	13,377,543
February 2019	352,719	89.93	340,772	13,036,771
March 2019	103,478	89.88	97,725	12,939,046
First Quarter 2019	872,489	$87.87	734,034	12,939,046
(a) The total number of shares purchased includes: (i) 734,034 shares of common stock purchased under the authorization described below; and (ii) 138,455 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(b) In May 2018, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of March 31, 2019, there were 12,939,046 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3. DEFAULTS ON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended March 31, 2019 formatted in XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2019.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ John P. Wiehoff
John P. Wiehoff
Chief Executive Officer

By:	/s/ Scott S. Hagen
Scott S. Hagen
Interim Chief Financial Officer and Corporate Controller