Form 10-Q
period 2019-06-30
C. H. ROBINSON WORLDWIDE, INC.
filed 2019-08-08
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From         to

Commission File Number: 000-23189

C.H. ROBINSON WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1883630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14701 Charlson Road
Eden Prairie, MN 55347
(Address of principal executive officers, including zip code)

952-937-8500
Registrant’s telephone number, including area code
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2019, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 135,377,884.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$355,307	$378,615
Receivables, net of allowance for doubtful accounts of $39,175 and $41,131	2,100,246	2,162,438
Contract assets	179,015	159,635
Prepaid expenses and other	72,005	52,386
Total current assets	2,706,573	2,753,074
Property and equipment, net	222,390	228,301
Goodwill	1,291,715	1,258,922
Other intangible assets, net	110,869	108,822
Right-of-use lease assets	262,355	—
Deferred tax assets	12,957	9,993
Other assets	77,250	68,300
Total assets	$4,684,109	$4,427,412

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,064,432	$971,023
Outstanding checks	58,213	92,084
Accrued expenses:
Compensation	92,676	153,626
Transportation expense	138,970	119,820
Income taxes	25,309	28,360
Other accrued liabilities	61,948	63,410
Current lease liabilities	54,792	—
Current portion of debt	—	5,000
Total current liabilities	1,496,340	1,433,323

Long-term debt	1,253,849	1,341,352
Noncurrent lease liabilities	215,830	—
Noncurrent income taxes payable	22,063	21,463
Deferred tax liabilities	36,344	35,757
Other long-term liabilities	372	430
Total liabilities	3,024,798	2,832,325
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,423 and 179,400 shares issued, 135,731 and 137,284 outstanding	13,573	13,728
Additional paid-in capital	541,090	521,486
Retained earnings	4,037,610	3,845,593
Accumulated other comprehensive loss	(72,326)	(71,935)
Treasury stock at cost (43,692 and 42,116 shares)	(2,860,636)	(2,713,785)
Total stockholders’ investment	1,659,311	1,595,087
Total liabilities and stockholders’ investment	$4,684,109	$4,427,412
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Transportation	$3,638,612	$3,953,139	$7,143,544	$7,590,779
Sourcing	270,228	322,898	516,506	610,585
Total revenues	3,908,840	4,276,037	7,660,050	8,201,364
Costs and expenses:
Purchased transportation and related services	2,972,998	3,313,196	5,826,254	6,354,798
Purchased products sourced for resale	240,626	291,358	459,780	549,158
Personnel expenses	338,886	340,630	678,984	668,927
Other selling, general, and administrative expenses	128,795	111,845	242,947	217,888
Total costs and expenses	3,681,305	4,057,029	7,207,965	7,790,771
Income from operations	227,535	219,008	452,085	410,593
Interest and other expense	(6,615)	(5,128)	(23,755)	(15,828)
Income before provision for income taxes	220,920	213,880	428,330	394,765
Provision for income taxes	51,740	54,717	97,362	93,305
Net income	169,180	159,163	330,968	301,460
Other comprehensive loss	(5,688)	(27,512)	(391)	(28,077)
Comprehensive income	$163,492	$131,651	$330,577	$273,383

Basic net income per share	$1.23	$1.14	$2.41	$2.16
Diluted net income per share	$1.22	$1.13	$2.39	$2.14

Basic weighted average shares outstanding	137,185	139,464	137,518	139,745
Dilutive effect of outstanding stock awards	1,071	1,147	1,149	1,215
Diluted weighted average shares outstanding	138,256	140,611	138,667	140,960
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2018	137,284	$13,728	$521,486	$3,845,593	$(71,935)	$(2,713,785)	$1,595,087
Net income				161,788			161,788
Foreign currency translation					5,297		5,297
Dividends declared, $0.50 per share				(69,683)			(69,683)
Stock issued for employee benefit plans	342	34	(11,520)			19,059	7,573
Issuance of restricted stock, net of forfeitures	(3)	—	—				—
Stock-based compensation expense	—	—	17,123			—	17,123
Repurchase of common stock	(734)	(73)				(64,551)	(64,624)
Balance March 31, 2019	136,889	13,689	527,089	3,937,698	(66,638)	(2,759,277)	1,652,561
Net income				169,180			169,180
Foreign currency translation					(5,688)		(5,688)
Dividends declared, $0.50 per share				(69,268)			(69,268)
Stock issued for employee benefit plans	129	13	(681)			8,367	7,699
Issuance of restricted stock, net of forfeitures	23	2	(2)				—
Stock-based compensation expense	—	—	14,684			—	14,684
Repurchase of common stock	(1,310)	(131)				(109,726)	(109,857)
Balance June 30, 2019	135,731	$13,573	$541,090	$4,037,610	$(72,326)	$(2,860,636)	$1,659,311

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2017	139,542	$13,954	$444,280	$3,437,093	$(18,460)	$(2,451,122)	$1,425,745
Net income				142,297			142,297
Cumulative effect change - revenue recognition				9,239			9,239
Foreign currency translation					(565)		(565)
Dividends declared, $0.46 per share				(65,384)			(65,384)
Stock issued for employee benefit plans	370	37	(10,441)			16,810	6,406
Issuance of restricted stock, net of forfeitures	(2)	—	—				—
Stock-based compensation expense	—	—	18,127			7	18,134
Repurchase of common stock	(557)	(56)				(51,144)	(51,200)
Balance March 31, 2018	139,353	13,935	451,966	3,523,245	(19,025)	(2,485,449)	1,484,672
Net income				159,163			159,163
Foreign currency translation					(27,512)		(27,512)
Dividends declared, $0.46 per share				(65,084)			(65,084)
Stock issued for employee benefit plans	174	17	(85)			10,615	10,547
Issuance of restricted stock, net of forfeitures	1	—	—				—
Stock-based compensation expense	—	—	26,570			—	26,570
Repurchase of common stock	(784)	(78)				(70,119)	(70,197)
Balance June 30, 2018	138,744	$13,874	$478,451	$3,617,324	$(46,537)	$(2,544,953)	$1,518,159
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$330,968	$301,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,642	48,479
Provision for doubtful accounts	3,224	9,055
Stock-based compensation	31,807	44,704
Deferred income taxes	(5,322)	(9,014)
Excess tax benefit on stock-based compensation	(5,353)	(7,502)
Other operating activities	961	668
Changes in operating elements (net of acquisitions):
Receivables	89,175	(214,620)
Contract assets	(19,380)	(34,483)
Prepaid expenses and other	(16,404)	5,326
Accounts payable and outstanding checks	37,378	101,770
Accrued compensation	(60,976)	(7,381)
Accrued transportation expense	19,149	45,420
Accrued income taxes	(3,051)	12,068
Other accrued liabilities	4,166	9,277
Other assets and liabilities	542	3,243
Net cash provided by operating activities	456,526	308,470

INVESTING ACTIVITIES
Purchases of property and equipment	(16,774)	(20,569)
Purchases and development of software	(14,790)	(9,514)
Acquisitions, net of cash acquired	(58,379)	(1,315)
Other investing activities	8	(1,546)
Net cash used for investing activities	(89,935)	(32,944)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	27,952	35,846
Stock tendered for payment of withholding taxes	(12,680)	(18,893)
Repurchase of common stock	(173,622)	(119,497)
Cash dividends	(139,010)	(130,559)
Proceeds from long-term borrowings	473,000	591,012
Payments on long-term borrowings	(561,000)	—
Proceeds from short-term borrowings	14,000	2,418,000
Payments on short-term borrowings	(19,000)	(3,067,000)
Net cash used for financing activities	(390,360)	(291,091)

Effect of exchange rates on cash	461	(7,750)
Net change in cash and cash equivalents	(23,308)	(23,315)
Cash and cash equivalents, beginning of period	378,615	333,890
Cash and cash equivalents, end of period	$355,307	$310,575

Noncash transactions from financing activities:
Accrued share repurchases held in other accrued liabilities	$3,860	$2,400
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
C.H. Robinson Worldwide, Inc., and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of transportation services and logistics solutions operating through a network of offices located in North America, Europe, Asia, Oceania, and South America. The consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc., and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements.
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
RECENTLY ADOPTED ACCOUNTING STANDARDS
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use lease asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides another transition method no longer requiring application to previously reported periods. Therefore, prior period balances will not be restated. We adopted Topic 842 during the first quarter of 2019 by recognizing right-of-use lease assets and lease liabilities of approximately $265.4 million and $273.3 million, respectively, on January 1, 2019. The adoption of this standard did not have a significant impact on our consolidated results of operations or consolidated statements of cash flows. Refer to Note 11, Leases, for further information.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which amends existing guidance for reporting comprehensive income to reflect changes resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The amendment provides the option to reclassify stranded tax effects resulting from the Tax Act within accumulated other comprehensive income (“AOCI”) to retained earnings. This amendment became effective for us on January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements and disclosures.
RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in November 2018 issued a subsequent amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This update significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. ASU 2018-19 will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of this amendment that have the contractual right to receive cash. This update is effective for fiscal years and interim periods beginning after December 15, 2019, and is effective for our fiscal year beginning January 1, 2020. We are evaluating the impact of the new standard on our consolidated financial position, results of operations, and cash flows.

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
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance December 31, 2018(1)	$1,016,784	$182,029	$60,109	$1,258,922
Acquisitions	—	24,636	7,771	32,407
Translation	(685)	962	109	386
Balance June 30, 2019	$1,016,099	$207,627	$67,989	$1,291,715

____________________________________________
(1) Amounts have been reclassified related to the reorganization of the NAST and Robinson Fresh transportation networks discussed in Note 9, Segment Reporting.

Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). As a result of the segment reorganization discussed in Note 9, Segment Reporting, we determined the fair value of each of our reporting units to further support our qualitative assessment and determined the more likely than not criteria had not been met, and therefore a Step One Analysis was not required as of June 30, 2019.
Identifiable intangible assets consisted of the following (in thousands):

	June 30, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$275,243	$(174,879)	$100,364	$254,293	$(156,006)	$98,287
Non-competition agreements	300	(270)	30	300	(240)	60
Total finite-lived intangibles	275,543	(175,149)	100,394	254,593	(156,246)	98,347
Indefinite-lived intangibles
Trademarks	10,475	—	10,475	10,475	—	10,475
Total intangibles	$286,018	$(175,149)	$110,869	$265,068	$(156,246)	$108,822

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization expense	$9,675	$9,196	$18,968	$18,595

Definite-lived intangible assets, by reportable segment, as of June 30, 2019, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Remainder of 2019	$3,907	$15,040	$310	$19,257
2020	250	28,071	620	28,941
2021	250	14,551	620	15,421
2022	250	14,551	620	15,421
2023	250	11,938	620	12,808
Thereafter	164	6,884	1,498	8,546
Total				$100,394

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
We had no Level 3 assets or liabilities as of and during the periods ended June 30, 2019, and December 31, 2018. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	June 30, 2019	December 31, 2018	Maturity	June 30, 2019	December 31, 2018
Revolving credit facility	—%	3.64%	October 2023	$—	$5,000
Senior Notes, Series A	3.97%	3.97%	August 2023	175,000	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables securitization facility (1)	3.05%	3.15%	December 2020	161,823	249,744
Senior Notes (1)	4.20%	4.20%	April 2028	592,026	591,608
Total debt				1,253,849	1,346,352
Less: Current maturities and short-term borrowing				—	(5,000)
Long-term debt				$1,253,849	$1,341,352

____________________________________________
(1) Net of unamortized discounts and issuance costs.

SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the "Credit Agreement"). On October 24, 2018, the Credit Agreement was amended to increase the total availability from $900 million to $1 billion and extend the maturity date from December 31, 2019, to October 24, 2023. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of June 30, 2019, the variable rate equaled LIBOR plus 1.13 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility ranging from 0.075 percent to 0.200 percent. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
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
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes, Series A, Senior Notes Series B, and Senior Notes Series C, collectively (the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $527.7 million at June 30, 2019. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own risk. If the Notes were recorded at fair value, they would be classified as Level 2.
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
U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On April 26, 2017, we entered into a receivables purchase agreement and related transaction documents with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). On December 17, 2018, we entered into an amended Receivables Securitization Facility with Wells Fargo Bank, N.A. and Bank of America, N.A. to extend the maturity date from April 26, 2019, to December 17, 2020. The Receivables Securitization Facility is based on the securitization of our U.S. trade accounts receivable and provides funding of up to $250 million. The interest rate on borrowings under the Receivables Securitization Facility is based on 30-day LIBOR plus a margin. There is also a commitment fee we are required to pay on any unused portion of the facility. The Receivables Securitization Facility expires on December 17, 2020, unless extended by the parties. The recorded amount of borrowings outstanding on the Receivables Securitization Facility approximates fair value because it can be redeemed on short notice and the interest rate floats, therefore, we consider these borrowings to be a Level 2 financial liability.
The Receivables Securitization Facility contains various customary affirmative and negative covenants, and it also contains customary default and termination provisions which provide for acceleration of amounts owed under the Receivables Securitization Facility upon the occurrence of certain specified events.
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes ("Senior Notes") through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. The proceeds from the Senior Notes were utilized to pay down the balance on our Credit Agreement. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $640.9 million as of June 30, 2019, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $592.0 million as of June 30, 2019. If the Senior Notes were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy.
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
The Senior Notes were issued under an indenture that contains covenants imposing certain limitations on our ability to incur liens, enter into sales and leaseback transactions and consolidate, or merge or transfer substantially all of our assets and those of our subsidiaries on a consolidated basis. It also provides for customary events of default (subject in certain cases to customary grace and cure periods), which include among other things nonpayment, breach of covenants in the indenture, and certain events of bankruptcy and insolvency. If an event of default occurs and is continuing with respect to the Senior Notes, the trustee or holders of at least 25 percent in principal amount outstanding of the Senior Notes may declare the principal and the accrued and unpaid interest, if any, on all of the outstanding Senior Notes to be due and payable. These covenants and events of default are subject to a number of important qualifications, limitations, and exceptions that are described in the indenture. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which we must adhere.
As of June 30, 2019, we were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, Receivables Securitization Facility, and Senior Notes.

NOTE 5. INCOME TAXES
C.H. Robinson Worldwide, Inc., and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2012. We are currently under an Internal Revenue Service audit for the 2015 tax year.
Our effective tax rate for the three months ended June 30, 2019, and 2018 was 23.4 percent and 25.6 percent, respectively, and our effective tax rate for the six months ended June 30, 2019, and 2018 was 22.7 percent and 23.6 percent, respectively. The effective income tax rate for the three and six months ended June 30, 2019, was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of share-based payment awards. Additionally, the six months ended June 30, 2018, included net income tax expense of $1.0 million related to adjustments to the one-time transition tax required as part of the Tax Act. We have asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international business. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $16.5 million as of June 30, 2019.

Global Intangible Low-tax Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”) were enacted as part of the Tax Act on December 22, 2017. Although enacted more than a year ago, regulatory guidance on the application of FDII has not been finalized. We have included the tax impact of both GILTI and FDII in our income tax expense for the six months ended June 30, 2019, based on our understanding of the rules available at the time of this filing. However, our calculations could be impacted by future regulations as guidance is finalized. We will continue to monitor any new guidance related to FDII and determine any impact it may have on our calculations.
As of June 30, 2019, we have $39.6 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $3.0 million in the next 12 months due to lapsing of statutes.

NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$4,461	$7,263	$8,710	$12,265
Stock awards	9,584	18,692	21,328	30,904
Company expense on ESPP discount	639	615	1,769	1,535
Total stock-based compensation expense	$14,684	$26,570	$31,807	$44,704

On May 9, 2019, our shareholders approved an amendment and restatement of our 2013 Equity Incentive Plan to increase the number of shares authorized for award by 4,000,000 shares. The 2013 Equity Incentive Plan allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 17,041,803 shares can be granted under this plan following the amendment and restatement. Approximately 5,207,623 shares were available for stock awards under the plan as of June 30, 2019. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the plan.
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

The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of June 30, 2019, unrecognized compensation expense related to stock options was $48.4 million. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings growth, and certain other conditions.
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
We have also awarded time-based restricted shares and restricted stock units to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant, discounted for post-vesting holding restrictions, and is being expensed over the vesting period of the award.
We have also issued restricted stock units to certain key employees and non-employee directors, which are fully vested upon issuance. These units contain restrictions on the awardees’ ability to sell or transfer vested units for a specified period of time. The fair value of these units is established using the same method discussed above. These grants have been expensed during the year they were earned.
As of June 30, 2019, there was unrecognized compensation expense of $100.2 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings growth, and certain other conditions.
Employee Stock Purchase Plan - Our 1997 Employee Stock Purchase Plan ("ESPP") allows our employees to contribute up $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of each quarter discounted by 15 percent. Shares vest immediately. The following is a summary of the employee stock purchase plan activity:

Three Months Ended June 30, 2019
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
53,503	$3,621,065	$639,011

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

NOTE 8. ACQUISITIONS
On May 22, 2019, we acquired all of the outstanding shares of Dema Service S.p.A. (“Dema Service”) to strengthen our existing footprint in Italy. Total purchase consideration, net of cash acquired was $14.2 million, which was paid in cash.
Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

Estimated Life (years)
Customer relationships	7	$4,252

There was $7.8 million of goodwill recorded related to the acquisition of Dema Service. The Dema Service goodwill is a result of acquiring and retaining the Dema Service workforce and expected synergies from integrating its business into ours. Purchase accounting is considered preliminary. No goodwill was recognized for Italian tax purposes from the acquisition. The results of operations of Dema Service have been included as part of the All Other and Corporate segment in our consolidated financial statements since May 23, 2019.
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

There was $24.6 million of goodwill recorded related to the acquisition of Space Cargo. The Space Cargo goodwill is a result of acquiring and retaining the Space Cargo workforce and expected synergies from integrating its business into ours. Purchase accounting is considered preliminary. No goodwill was recognized for Spanish tax purposes from the acquisition. The results of operations of Space Cargo have been included as part of the Global Forwarding segment in our consolidated financial statements since March 1, 2019.

NOTE 9. SEGMENT REPORTING
On January 1, 2019, we reorganized our enterprise transportation services structure to combine our NAST and Robinson Fresh transportation networks. The newly combined transportation network will be managed by and reported under the NAST reportable segment. We have determined that the remaining Robinson Fresh segment no longer meets the requirements of a reportable segment and will be included in the All Other and Corporate reportable segment. Prior period information has been reclassified to conform with this presentation. Our reportable segments are based on our method of internal reporting, which generally segregates the segments by service line and the primary services they provide to our customers. We identify two reportable segments as follows:

•
North American Surface Transportation—NAST provides freight transportation services across North America through a network of offices in the United States, Canada, and Mexico. The primary services provided by NAST include truckload, temperature-controlled transportation, LTL, and intermodal.

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

The internal reporting of segments is defined, based in part, on the reporting and review process used by our chief operating decision maker (“CODM”), our Chief Executive Officer. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies. We do not report our intersegment revenues by reportable segment to our CODM and do not believe they are a meaningful metric for evaluating the performance of our reportable segments.
Reportable segment information as of, and for the three and six months ended June 30, 2019, and 2018, is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended June 30, 2019
Total revenues	$2,872,053	$592,483	$444,304	$3,908,840
Net revenues	486,418	141,936	66,862	695,216
Income (loss) from operations	204,732	26,618	(3,815)	227,535
Depreciation and amortization	6,131	9,315	9,636	25,082
Total assets(1)	2,685,477	1,014,235	984,397	4,684,109
Average headcount	7,533	4,770	3,409	15,712

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended June 30, 2018(2)
Total revenues	$3,163,185	$617,597	$495,255	$4,276,037
Net revenues	459,706	144,031	67,746	671,483
Income from operations	188,244	29,788	976	219,008
Depreciation and amortization	6,288	8,753	9,197	24,238
Total assets(1)	2,692,908	861,080	899,296	4,453,284
Average headcount	7,401	4,736	3,092	15,229

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Six Months Ended June 30, 2019
Total revenues	$5,668,837	$1,130,050	$861,163	$7,660,050
Net revenues	972,968	269,172	131,876	1,374,016
Income (loss) from operations	416,015	40,821	(4,751)	452,085
Depreciation and amortization	12,390	18,241	19,011	49,642
Total assets(1)	2,685,477	1,014,235	984,397	4,684,109
Average headcount	7,486	4,728	3,343	15,557

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Six Months Ended June 30, 2018(2)
Total revenues	$6,071,604	$1,171,351	$958,409	$8,201,364
Net revenues	898,108	267,068	132,232	1,297,408
Income from operations	367,881	38,009	4,703	410,593
Depreciation and amortization	12,619	17,662	18,198	48,479
Total assets(1)	2,692,908	861,080	899,296	4,453,284
Average headcount	7,368	4,743	3,066	15,177
____________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.
(2) Amounts have been reclassified to reflect the segment reorganization announced in the first quarter of 2019.

NOTE 10: REVENUE FROM CONTRACTS WITH CUSTOMERS

A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the three and six months ended June 30, 2019, and 2018 (in thousands):

	Three Months Ended June 30, 2019
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services	$2,872,053	$592,483	$174,076	$3,638,612
Sourcing	—	—	270,228	270,228
Total	$2,872,053	$592,483	$444,304	$3,908,840

Timing of Revenue Recognition
Performance obligations completed over time	$2,872,053	$592,483	$174,076	$3,638,612
Performance obligations completed at a point in time	—	—	270,228	270,228
Total	$2,872,053	$592,483	$444,304	$3,908,840

	Three Months Ended June 30, 2018
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services	$3,163,185	$617,597	$172,357	$3,953,139
Sourcing	—	—	322,898	322,898
Total	$3,163,185	$617,597	$495,255	$4,276,037

Timing of Revenue Recognition
Performance obligations completed over time	$3,163,185	$617,597	$172,357	$3,953,139
Performance obligations completed at a point in time	—	—	322,898	322,898
Total	$3,163,185	$617,597	$495,255	$4,276,037

	Six Months Ended June 30, 2019
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services	$5,668,837	$1,130,050	$344,657	$7,143,544
Sourcing	—	—	516,506	516,506
Total	$5,668,837	$1,130,050	$861,163	$7,660,050

Timing of Revenue Recognition
Performance obligations completed over time	$5,668,837	$1,130,050	$344,657	$7,143,544
Performance obligations completed at a point in time	—	—	516,506	516,506
Total	$5,668,837	$1,130,050	$861,163	$7,660,050

	Six Months Ended June 30, 2018
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services	$6,071,604	$1,171,351	$347,824	$7,590,779
Sourcing	—	—	610,585	610,585
Total	$6,071,604	$1,171,351	$958,409	$8,201,364

Timing of Revenue Recognition
Performance obligations completed over time	$6,071,604	$1,171,351	$347,824	$7,590,779
Performance obligations completed at a point in time	—	—	610,585	610,585
Total	$6,071,604	$1,171,351	$958,409	$8,201,364

We typically do not receive consideration and amounts are not due from our customer prior to the completion of our performance obligation and as such contract liabilities as of June 30, 2019, and revenue recognized in the three and six months ended June 30, 2019 and 2018 resulting from contract liabilities was not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon shipments in-transit at period end.

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

We determine if our contractual agreements contain a lease at inception. A lease is identified when a contract allows us the right to control an identified asset for a period of time in exchange for consideration. Our lease agreements consist primarily of operating leases for office space, warehouses, office equipment, and a small number of intermodal containers. We do not have material financing leases. Frequently, we enter into contractual relationships with a wide variety of transportation companies for freight capacity, and utilize those relationships to efficiently and cost-effectively arrange the transport of our customers’ freight. These contracts typically have a term of 12 months or less and do not allow us to direct the use or obtain substantially all of the economic benefits of a specifically identified asset. Accordingly, these agreements are not considered leases.

Our operating leases are included on the consolidated balance sheets as right-of-use lease assets and lease liabilities. A right-of-use lease asset represents our right to use an underlying asset over the term of a lease while a lease liability represents our obligation to make lease payments arising from the lease. Current and noncurrent lease liabilities are recognized at commencement date at the present value of lease payments, including non-lease components, which consist primarily of common area maintenance charges. Right-of-use lease assets are also recognized at commencement date as the total lease liability plus prepaid rents and less any deferred rent liability that existed under ASC 840, Leases, upon transition. As most of our leases do not provide an implicit rate, we use our fully collateralized incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is influenced by our credit rating and lease term and as such may differ for individual leases.

Our lease agreements typically do not contain variable lease payments, residual value guarantees, purchase options, or restrictive covenants. Many of our leases include the option to renew for a period of months to several years. The term of our leases may include the option to renew when it is reasonably certain that we will exercise that option although these occurrences are seldom. We have lease agreements with lease components (e.g., payments for rent) and non-lease components (e.g., payments for common area maintenance and parking), which are all accounted for as a single lease component.

We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of June 30, 2019.

Information regarding lease expense, remaining lease term, discount rate, and other select lease information is presented below as of June 30, 2019, and for the three and six months ended June 30, 2019 (dollars in thousands):

Lease Costs	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$16,957	$33,779
Short-term lease expense	3,076	5,417
Total lease expense	$20,033	$39,196

Other Lease Information	Six Months Ended June 30, 2019
Operating cash flows from operating leases	$33,376
Right-of-use lease assets obtained in exchange for new lease liabilities	26,198

Lease Term and Discount Rate	As of June 30, 2019
Weighted average remaining lease term (in years)(1)	7.8
Weighted average discount rate	3.6%
____________________________________________
(1) The weighted average remaining lease term is significantly impacted by a 15-year lease related to office space in Chicago, IL, that commenced in 2018. Excluding this lease, the weighted average remaining lease term of our agreements is 4.3 years.

The maturity of lease liabilities as of June 30, 2019, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2019	$32,490
2020	61,449
2021	49,061
2022	35,940
2023	25,550
Thereafter	109,909
Total lease payments	314,399
Less: Interest	(43,777)
Present value of lease liabilities	$270,622

Minimum future lease commitments under noncancelable lease agreements in excess of one year as of December 31, 2018, are as follows (in thousands):

2019	$53,675
2020	47,680
2021	36,832
2022	27,644
2023	19,406
Thereafter	81,465
Total lease payments	$266,702

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
NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' investment on our condensed consolidated balance sheets. The recorded balance at June 30, 2019, and December 31, 2018, was $72.3 million and $71.9 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency adjustments at June 30, 2019, and December 31, 2018.

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

OVERVIEW

Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018

Our consolidated total revenues decreased 8.6 percent to $3.9 billion in the second quarter of 2019 from $4.3 billion in the second quarter of 2018 due to a decrease in transportation revenues driven by decreased pricing and volumes in truckload and to a lesser extent decreased volumes in intermodal services. The decrease in truckload pricing and volumes reflects the current state of the North America truckload market which is experiencing weakening demand and excess capacity. Sourcing revenues decreased 16.3 percent to $270.2 million in the second quarter of 2019 from $322.9 million in the second quarter of 2018 which was due to lower pricing per case and lower case volume. Net revenues increased 3.5 percent to $695.2 million in the second quarter of 2019 from $671.5 million in the second quarter of 2018 driven by margin improvement in truckload. Net revenues is a Non-GAAP financial measure defined below. Income from operations increased 3.9 percent to $227.5 million in the second quarter of 2019 from $219.0 million in the second quarter of 2018 driven by the increase in net revenues and was slightly offset by an increase in other selling, general, and administrative expenses. Diluted net income per share increased 8.0 percent to $1.22 in the second quarter of 2019 from $1.13 in the second quarter of 2018.

Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018

Our consolidated total revenues decreased 6.6 percent to $7.7 billion in the six months ended June 30, 2019, from $8.2 billion in the six months ended June 30, 2018, primarily due to a decrease in truckload pricing and to a lesser extent intermodal volumes and decreased pricing and volumes in air transportation services. Sourcing revenues also decreased 15.4 percent to $516.5 million in the six months ended June 30, 2019, from $610.6 million in the six months ended June 30, 2018, which was due to lower pricing per case and lower case volume. Net revenues increased 5.9 percent to $1.4 billion in the six months ended June 30, 2019, from $1.3 billion in the six months ended June 30, 2018, driven by margin improvement in truckload. Income from operations increased 10.1 percent to $452.1 million in the six months ended June 30, 2019, from $410.6 million in the six months ended June 30, 2018, driven by the increase in net revenues and was slightly offset by an increase in other selling, general, and administrative expenses and, to a lesser extent, personnel expenses. Our cash flow from operations increased 48.0 percent to $456.5 million in the six months ended June 30, 2019, from $308.5 million in the six months ended June 30, 2018, driven primarily by improved working capital performance and the impact of decreasing total transportation revenues and purchased transportation on our accounts receivable and accounts payable balances in addition to growth in income from operations. Diluted net income per share increased 11.7 percent to $2.39 in the six months ended June 30, 2019, from $2.14 in the six months ended June 30, 2018.

On February 28, 2019, we acquired The Space Cargo Group (“Space Cargo”) for the purpose of expanding our presence and capabilities in Spain and Colombia. Our consolidated results include the results of Space Cargo as of March 1, 2019. On May 22, 2019, we acquired Dema Service S.p.A (“Dema Service”) to strengthen our existing footprint in Italy. Our consolidated results include the results of Dema Service as of May 23, 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Transportation	$3,638,612	$3,953,139	$7,143,544	$7,590,779
Sourcing	270,228	322,898	516,506	610,585
Total revenues	3,908,840	4,276,037	7,660,050	8,201,364
Costs and expenses:
Purchased transportation and related services	2,972,998	3,313,196	5,826,254	6,354,798
Purchased products sourced for resale	240,626	291,358	459,780	549,158
Total costs and expenses	3,213,624	3,604,554	6,286,034	6,903,956
Net revenues	$695,216	$671,483	$1,374,016	$1,297,408

RESULTS OF OPERATIONS
The following table summarizes our total revenues (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
Transportation	$3,638,612	$3,953,139	(8.0)%	$7,143,544	$7,590,779	(5.9)%
Sourcing	270,228	322,898	(16.3)%	516,506	610,585	(15.4)%
Total	$3,908,840	$4,276,037	(8.6)%	$7,660,050	$8,201,364	(6.6)%
The following table illustrates our net revenue margins for our transportation and sourcing services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Transportation	18.3%	16.2%	18.4%	16.3%
Sourcing	11.0%	9.8%	11.0%	10.1%
Total	17.8%	15.7%	17.9%	15.8%
The following table summarizes our net revenues by service line. The service line net revenues in the table differ from the segment service line revenues discussed below as our segments have revenues from multiple service lines (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% change	2019	2018	% change
Transportation
Truckload	$371,351	$341,442	8.8%	$749,344	$671,733	11.6%
LTL(1)	122,991	119,189	3.2%	239,220	231,333	3.4%
Intermodal	6,298	9,181	(31.4)%	12,374	15,513	(20.2)%
Ocean	85,472	87,035	(1.8)%	157,005	155,879	0.7%
Air	26,134	30,905	(15.4)%	53,716	59,788	(10.2)%
Customs	23,306	20,794	12.1%	45,184	41,449	9.0%
Other Logistics Services	30,062	31,397	(4.3)%	60,447	60,286	0.3%
Total Transportation	665,614	639,943	4.0%	1,317,290	1,235,981	6.6%
Sourcing	29,602	31,540	(6.1)%	56,726	61,427	(7.7)%
Total	$695,216	$671,483	3.5%	$1,374,016	$1,297,408	5.9%
____________________________________________
(1) Less than truckload ("LTL").

The following table represents certain statements of operations data, shown as percentages of our net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Personnel expenses	48.7%	50.7%	49.4%	51.6%
Other selling, general, and administrative expenses	18.5%	16.7%	17.7%	16.8%
Total operating expenses	67.3%	67.4%	67.1%	68.4%
Income from operations	32.7%	32.6%	32.9%	31.6%
Interest and other expense	(1.0)%	(0.8)%	(1.7)%	(1.2)%
Income before provision for income taxes	31.8%	31.9%	31.2%	30.4%
Provision for income taxes	7.4%	8.1%	7.1%	7.2%
Net income	24.3%	23.7%	24.1%	23.2%
The following table summarizes our results by reportable segment (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended June 30, 2019
Total revenues	$2,872,053	$592,483	$444,304	$3,908,840
Net revenues	486,418	141,936	66,862	695,216
Income from operations	204,732	26,618	(3,815)	227,535

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended June 30, 2018 (1)
Total revenues	$3,163,185	$617,597	$495,255	$4,276,037
Net revenues	459,706	144,031	67,746	671,483
Income from operations	188,244	29,788	976	219,008

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Six Months Ended June 30, 2019
Total revenues	$5,668,837	$1,130,050	$861,163	$7,660,050
Net revenues	972,968	269,172	131,876	1,374,016
Income from operations	416,015	40,821	(4,751)	452,085

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Six Months Ended June 30, 2018 (1)
Total revenues	$6,071,604	$1,171,351	$958,409	$8,201,364
Net revenues	898,108	267,068	132,232	1,297,408
Income from operations	367,881	38,009	4,703	410,593
____________________________________________
(1) Amounts have been reclassified to reflect the segment reorganization announced in the first quarter of 2019.

Consolidated Results of Operations—Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Total revenues and direct costs. Our consolidated total revenues decreased 8.6 percent to $3.9 billion in the second quarter of 2019 compared to $4.3 billion in the second quarter of 2018. Total transportation revenues decreased 8.0 percent to $3.6 billion in the second quarter of 2019 compared to $4.0 billion in the second quarter of 2018. The decrease was driven by lower pricing and volumes in truckload and, to a lesser extent, decreased intermodal volumes. Total purchased transportation and related services decreased 10.3 percent to $3.0 billion in the second quarter of 2019 compared to $3.3 billion in the second quarter of 2018. The decrease was due to decreased cost of transportation in most of our transportation services resulting from softening market demand. Our sourcing total revenue decreased 16.3 percent to $270.2 million in the second quarter of 2019 from $322.9 million in the second quarter of 2018 due to lower pricing per case and lower case volume. Purchased products sourced for resale decreased 17.4 percent in the second quarter of 2019 to $240.6 million from $291.4 million in the second quarter of 2018.
Net revenues. Total transportation net revenues increased 4.0 percent to $665.6 million in the second quarter of 2019 from $639.9 million in the second quarter of 2018. Our transportation net revenue margin increased to 18.3 percent in the second quarter of 2019 from 16.2 percent in the second quarter of 2018 driven by margin expansion in truckload services as we benefited from a shift to contractual volume in a falling cost market. Sourcing net revenues decreased 6.1 percent to $29.6 million in the second quarter of 2019 from $31.5 million in the second quarter of 2018. Our sourcing net revenue margin increased to 11.0 percent in the second quarter of 2019 from 9.8 percent in the second quarter of 2018 driven by the strategic decision to exit unprofitable business.
Operating expenses. Operating expenses increased 3.4 percent to $467.7 million in the second quarter of 2019 from $452.5 million in the second quarter of 2018 driven by selling, general, and administrative expenses as discussed below. Operating expenses as a percentage of net revenues decreased to 67.3 percent in the second quarter of 2019 from 67.4 percent in the second quarter of 2018.
For the second quarter, personnel expenses decreased 0.5 percent to $338.9 million in 2019 from $340.6 million in 2018. The decrease in personnel expense was primarily due to declines in performance-based compensation, partially offset by an increase of 3.2 percent in average headcount in the second quarter of 2019 compared to the second quarter of 2018.
For the second quarter of 2019, other selling, general, and administrative expenses increased 15.2 percent to $128.8 million in 2019 from $111.8 million in the second quarter of 2018, driven primarily by increases in purchased services and occupancy costs.
Income from operations. Income from operations increased 3.9 percent to $227.5 million in the second quarter of 2019 from $219.0 million in the second quarter of 2018. This increase was driven by an increase in income from operations in NAST, partially offset by declines in Global Forwarding and All Other and Corporate. Income from operations as a percentage of net revenues increased to 32.7 percent in the second quarter of 2019 from 32.6 percent in the second quarter of 2018.
Interest and other expense. Interest and other expense was $6.6 million in the second quarter of 2019 compared to $5.1 million in the second quarter of 2018. The increase included a $2.8 million favorable impact of foreign currency revaluation and realized foreign currency gains and losses in the second quarter of 2019 compared to an $8.0 million favorable impact in the second quarter of 2018. Interest expense decreased modestly driven by a lower average debt balance in the second quarter of 2019 compared to the second quarter of 2018.
Provision for income taxes. Our effective income tax rate was 23.4 percent for the second quarter of 2019 and 25.6 percent for the second quarter of 2018. The effective income tax rate for the three months ended June 30, 2019, was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of share-based payment awards, which resulted in a decrease in our provision for income taxes for the three months ended June 30, 2019, and 2018 of $0.9 million and $1.3 million, respectively.
Net income. Net income increased 6.3 percent to $169.2 million in the second quarter of 2019 from $159.2 million in the second quarter of 2018. Basic net income per share increased 7.9 percent to $1.23 from $1.14 in the second quarter of 2019 compared to the second quarter of 2018. Diluted net income per share increased 8.0 percent to $1.22 from $1.13 in the second quarter of 2019 compared to the second quarter of 2018.

Segment Results of Operations—Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018
North American Surface Transportation. NAST revenues decreased 9.2 percent to $2.9 billion in the second quarter of 2019 from $3.2 billion in the second quarter of 2018. This decrease was primarily driven by lower pricing and volumes in truckload and, to a lesser extent, decreased intermodal volume. These decreases were partially offset by increased LTL volumes. NAST cost of transportation and related services decreased 11.8 percent to $2.4 billion in the second quarter of 2019 from $2.7 billion in the second quarter of 2018, driven by lower cost per mile in truckload services. NAST net revenues increased 5.8 percent to $486.4 million in the second quarter of 2019 from $459.7 million in the second quarter of 2018. This was primarily driven by an increase in truckload net revenues as discussed below.
NAST truckload net revenues increased 8.6 percent to $352.9 million in the second quarter of 2019 from $325.0 million in the second quarter of 2018 driven by net revenue margin expansion as we benefited from a shift to contractual volume in a falling cost market. As supply and demand in the freight market becomes more balanced, as was the case in the first half of 2019, we typically see our volume shift more heavily toward contractual business, accompanied by net revenue margin expansion. NAST truckload volumes decreased 2.5 percent in the second quarter of 2019 compared to the second quarter of 2018.
Excluding the estimated impacts of the decrease in fuel costs, our average truckload rate per mile charged to our customers decreased approximately 11.5 percent in the second quarter of 2019 compared to the second quarter of 2018 reflecting pricing changes related to the marketplace conditions discussed above. Our truckload transportation costs decreased approximately 14.5 percent, excluding the estimated decrease in fuel costs.
NAST LTL net revenues increased 2.8 percent to $121.5 million in the second quarter of 2019 from $118.2 million in the second quarter of 2018. This increase was primarily due to a volume increase of 3.5 percent in the second quarter of 2019 compared to the second quarter of 2018.
NAST intermodal net revenues decreased 33.8 percent to $6.0 million in the second quarter of 2019 from $9.1 million in the second quarter of 2018. NAST intermodal net revenues decreased primarily due to a volume decrease of 30.5 percent resulting from a combination of lane reductions related to precision scheduled railroading and the decline in truckload pricing driving an industry volume shift from intermodal to truckload.
NAST operating expenses increased 3.8 percent in the second quarter of 2019 to $281.7 million compared to $271.5 million in the second quarter of 2018. This was primarily due to increased selling, general, and administrative expenses, partially offset by a decrease in personnel expenses. The increase in selling, general, and administrative expense is primarily related to continued investments in technology and higher occupancy costs. The decrease in personnel expense is primarily related to reduced performance-based compensation in the second quarter of 2019 compared to the second quarter of 2018 but was partially offset by the impact of a 1.8 percent increase in average headcount in the second quarter of 2019. The operating expenses of NAST and all other segments include allocated corporate expenses.
NAST income from operations increased 8.8 percent to $204.7 million in the second quarter of 2019 from $188.2 million in the second quarter of 2018 due primarily to the increase in net revenues discussed above.
Global Forwarding. Global Forwarding revenues decreased 4.1 percent to $592.5 million in the second quarter of 2019 compared to $617.6 million in the second quarter of 2018 driven by decreased pricing and volume in the air service line and, to a lesser extent, ocean pricing decreases as both service lines are being impacted by tariff activity. Global Forwarding costs of transportation and related services decreased 4.9 percent to $450.5 million in the second quarter of 2019 from $473.6 million in the second quarter of 2018. Global Forwarding net revenues decreased 1.5 percent to $141.9 million in the second quarter of 2019 compared to $144.0 million in the second quarter of 2018 as the pricing and volume declines discussed above more than offset the net revenue growth from Space Cargo. The acquisition of Space Cargo contributed approximately three percentage points of net revenue growth in Global Forwarding for the second quarter of 2019.
Global Forwarding ocean transportation net revenues decreased 1.6 percent to $85.4 million in the second quarter of 2019 from $86.8 million in the second quarter of 2018 as decreased margins were partially offset by the impact of Space Cargo. Space Cargo contributed two percentage points of net revenue growth in ocean transportation for the second quarter of 2019. Ocean transportation volumes experienced a modest increase in the second quarter of 2019 compared to the same period of 2018.
Global Forwarding air transportation net revenues decreased 12.2 percent to $25.2 million in the second quarter of 2019 from $28.7 million in the second quarter of 2018, as margin expansion and the addition of Space Cargo adding six percentage points was more than offset by a 7.5 percent volume decline in the second quarter of 2019 compared to the same period of 2018.

Global Forwarding customs net revenues increased 12.0 percent to $23.3 million in the second quarter of 2019 from $20.8 million in 2018 driven by improved pricing due to mix but were partially offset by reduced volumes in the second quarter of 2019 compared to the same period of 2018.
Global Forwarding operating expenses increased 0.9 percent in the second quarter of 2019 to $115.3 million from $114.2 million in the second quarter of 2018. This increase was due to increased selling, general, and administrative expenses of 12.4 percent, which was driven by increased investments in technology. Personnel expenses decreased 5.1 percent driven by reduced performance-based compensation but was partially offset by the impact of a 0.7 percent increase in average headcount in the second quarter of 2019.
Global Forwarding income from operations decreased 10.6 percent to $26.6 million in the second quarter of 2019 from $29.8 million in the second quarter of 2018. This was primarily due to the decrease in net revenues discussed above.
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
Robinson Fresh net revenues decreased 4.3 percent to $31.2 million in the second quarter of 2019 compared to $32.6 million in the second quarter of 2018, driven by strategic decisions to exit unprofitable business.
Managed Services net revenues remained flat at $20.1 million in the second quarter of 2019 consistent with the second quarter of 2018.
Other Surface Transportation net revenues increased 3.3 percent in the second quarter of 2019 to $15.5 million compared to $15.0 million in the second quarter of 2018, primarily driven by the acquisition of Dema Service, which contributed four percentage points of growth.
Consolidated Results of Operations—Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018
Total revenues and direct costs. Our consolidated total revenues decreased 6.6 percent to $7.7 billion in the six months ended June 30, 2019, compared to $8.2 billion in the six months ended June 30, 2018. Total transportation revenues decreased 5.9 percent to $7.1 billion in the six months ended June 30, 2019, from $7.6 billion in the six months ended June 30, 2018. The decrease in total transportation revenues was primarily driven by decreased truckload pricing and, to a lesser extent, lower intermodal volumes and decreased pricing and volumes in the air service line. Total purchased transportation and related services decreased 8.3 percent in the six months ended June 30, 2019 to $5.8 billion from $6.4 billion in the six months ended June 30, 2018. The decrease was primarily due to decreased cost of transportation in most of our transportation services resulting from softening market demand and volume decreases in most transportation service lines. Sourcing revenue decreased 15.4 percent to $516.5 million in the six months ended June 30, 2019, compared to $610.6 million in the six months ended June 30, 2018. Purchased products sourced for resale decreased 16.3 percent to $459.8 million in the six months ended June 30, 2019, compared to $549.2 million in the six months ended June 30, 2018.
Net revenues. Total transportation net revenues increased 6.6 percent to $1.3 billion in the six months ended June 30, 2019 from $1.2 billion in the six months ended June 30, 2018, driven by improved truckload margins and, to a lesser extent, increased LTL volumes and margin expansion. Our transportation net revenue margin increased to 18.4 percent in the six months ended June 30, 2019, from 16.3 percent in the six months ended June 30, 2018, driven by truckload services as we benefited from a shift to contractual volume in a falling cost market. Sourcing net revenues decreased 7.7 percent to $56.7 million in the six months ended June 30, 2019, from $61.4 million in the six months ended June 30, 2018. Our sourcing net revenue margin increased in the six months ended June 30, 2019, to 11.0 percent from 10.1 percent in the six months ended June 30, 2018.
Operating expenses. Operating expenses increased 4.0 percent in the six months ended June 30, 2019, compared to the six months ended June 30, 2018. Operating expenses as a percentage of net revenues decreased to 67.1 percent in the six months ended June 30, 2019 from 68.4 percent in the six months ended June 30, 2018.
Personnel expenses increased 1.5 percent to $679.0 million in the six months ended June 30, 2019, from $668.9 million in the six months ended June 30, 2018, driven by the impact of a 2.5 percent increase in average headcount, partially offset by declines in performance-based compensation.

Other selling, general, and administrative expenses increased 11.5 percent to $242.9 million in the six months ended June 30, 2019, from $217.9 million in the six months ended June 30, 2018. This increase was primarily driven by increased purchased services and occupancy expenses, partially offset by a decline in the provision for bad debt.
Income from operations. Income from operations increased 10.1 percent to $452.1 million in the six months ended June 30, 2019, from $410.6 million in the six months ended June 30, 2018. Income from operations as a percentage of net revenues increased to 32.9 percent in the six months ended June 30, 2019, from 31.6 percent in the six months ended June 30, 2018.
Interest and other expense. Interest and other expense was $23.8 million for the six months ended June 30, 2019, compared to$15.8 million for the six months ended June 30, 2018. The six months ended June 30, 2019, included a $2.2 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses compared to a $7.7 million favorable impact for the six months ended June 30, 2018. Interest expense increased for the six months ended June 30, 2019, due to a higher average interest rate compared to the six months ended June 30, 2018.
Provision for income taxes. Our effective income tax rate was 22.7 percent for the six months ended June 30, 2019, and 23.6 percent for the six months ended June 30, 2018. The effective income tax rate for the six months ended June 30, 2019, was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of share-based payment awards, which resulted in a decrease in our provision for income taxes for the six months ended June 30, 2019, and 2018 of $5.4 million and $7.5 million, respectively.
Net income. Net income increased 9.8 percent to $331.0 million in the six months ended June 30, 2019, from $301.5 million in the six months ended June 30, 2018. Basic net income per share increased 11.6 percent to $2.41 in the six months ended June 30, 2019, from $2.16 in the six months ended June 30, 2018. Diluted net income per share increased 11.7 percent to $2.39 in the six months ended June 30, 2019 from $2.14 in the six months ended June 30, 2018.
Segment Results of Operations—Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
North American Surface Transportation. NAST revenues decreased 6.6 percent to $5.7 billion during the six months ended June 30, 2019, from $6.1 billion during the six months ended June 30, 2018. This decrease was driven by decreased truckload pricing and volumes and, to a lesser extent, lower intermodal volumes. NAST cost of transportation and related services decreased 9.2 percent to $4.7 billion in the six months ended June 30, 2019, from $5.2 billion in the six months ended June 30, 2018. The decreased cost of transportation and related services was also driven by truckload and intermodal services. NAST net revenues increased 8.3 percent to $973.0 million in the six months ended June 30, 2019, from $898.1 million in the six months ended June 30, 2018. This increase was driven by an increase in truckload and LTL net revenues as discussed below.
NAST truckload net revenues increased 11.6 percent to $711.9 million during the six months ended June 30, 2019, from $638.0 million in the six months ended June 30, 2018. NAST truckload net revenue margin increased in the six months ended June 30, 2019, compared to the six months ended June 30, 2018. NAST truckload volumes decreased approximately one percent during the six months ended June 30, 2019, compared to the six months ended June 30, 2018.
Excluding the impacts of fuel costs, our average truckload rate per mile charged to our customers decreased approximately 14.0 percent in the six months ended June 30, 2019, compared to the six months ended June 30, 2018. Our truckload transportation costs decreased 16.5 percent, excluding the impact of fuel costs.
NAST LTL net revenues increased 3.2 percent to $236.4 million in the six months ended June 30, 2019, from $229.1 million in the six months ended June 30, 2018. This increase was primarily due to a volume increase of approximately two percent during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, and an increase in net revenue margin.
NAST intermodal net revenues decreased 21.7 percent to $12.0 million in the six months ended June 30, 2019, from $15.3 million in the six months ended June 30, 2018. Intermodal volumes decreased 25.0 percent in the six months ended June 30, 2019, compared to the six months ended June 30, 2018.
NAST operating expenses increased 5.0 percent during the six months ended June 30, 2019, to $557.0 million compared to $530.2 million during the six months ended June 30, 2018. This increase was driven by increases in selling, general, and administrative expenses and, to a lesser extent, personnel expenses. The increase in selling, general, and administrative expenses was driven by an increase in occupancy expenses and continued investment in technology and was partially offset by a decline in the provision for bad debt. The increase in personnel expense is related to the impact of an increase of 1.6 percent in average headcount and was partially offset by declines in performance-based compensation.
NAST income from operations increased 13.1 percent to $416.0 million during the six months ended June 30, 2019, from $367.9 million in the six months ended June 30, 2018. This was primarily due to the increase in truckload and LTL net revenues discussed above.

Global Forwarding. Global Forwarding total revenues decreased 3.5 percent to $1.1 billion in the six months ended June 30, 2019, compared to $1.2 billion in the six months ended June 30, 2018, driven by decreased pricing and volumes in the air service line, and to a lesser extent decreases in ocean pricing. Global Forwarding costs of transportation and related services decreased 4.8 percent to $860.9 million in the six months ended June 30, 2019, from $904.3 million in the six months ended June 30, 2018. Global Forwarding net revenues increased 0.8 percent to $269.2 million in the six months ended June 30, 2019, compared to $267.1 million in the six months ended June 30, 2018. The acquisition of Space Cargo accounted for approximately two percentage points of the net revenue growth in Global Forwarding during the six months ended June 30, 2019.
Global Forwarding ocean transportation net revenues increased 0.9 percent to $156.8 million in the six months ended June 30, 2019, from $155.5 million in the six months ended June 30, 2018, driven by the acquisition of Space Cargo, which contributed approximately two percentage points. Ocean transportation volumes and margins both increased modestly during the six months ended June 30, 2019, compared to the same period of 2018.
Global Forwarding air transportation net revenues decreased 6.2 percent to $51.3 million in the six months ended June 30, 2019, from $54.8 million in the six months ended June 30, 2018, driven by a volume decrease of approximately six percent, which was partially offset by the impact of Space Cargo, which contributed approximately four percentage points.
Global Forwarding customs net revenues increased 9.0 percent to $45.2 million in the six months ended June 30, 2019, from $41.4 million in 2018 driven by improved pricing due to mix. Customs transaction volumes were approximately flat during the six months ended June 30, 2019, compared to the same period of 2018.
Global Forwarding operating expenses decreased modestly by 0.3 percent in the six months ended June 30, 2019, to $228.4 million from $229.1 million in the six months ended June 30, 2018. This decrease was due to a decrease in personnel, partially offset by an increase in selling, general, and administrative expenses. The personnel decrease was driven by the impact of a decrease in average headcount of 0.3 percent, despite the acquisition of Space Cargo adding approximately 3.5 percentage points.
Global Forwarding income from operations increased 7.4 percent to $40.8 million in the six months ended June 30, 2019, from $38.0 million in the six months ended June 30, 2018. This was primarily due to the increase in net revenues and decrease in operating expenses discussed above. In addition, the acquisition of Space Cargo added approximately 3.6 percentage points to the Global Forwarding income from operations.
All Other and Corporate. Robinson Fresh net revenues decreased 4.8 percent to $59.9 million in the six months ended June 30, 2019, compared to $62.9 million in the six months ended June 30, 2018, primarily due to strategic decisions to exit unprofitable business.
Managed Services net revenues increased 5.3 percent in the six months ended June 30, 2019, to $40.4 million compared to $38.4 million in the six months ended June 30, 2018, driven by a combination of selling additional service lines to existing customers and new customer wins.
Other Surface Transportation increased 2.0 percent in the six months ended June 30, 2019, to $31.6 million compared to $31.0 million in the six months ended June 30, 2018, primarily driven by the acquisition of Dema Service, which contributed two percentage points of growth.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4 (dollars in thousands):

Description	Carrying Value as of June 30, 2019	Borrowing Capacity	Maturity
Revolving credit facility	$—	$1,000,000	October 2023
Senior Notes, Series A	175,000	175,000	August 2023
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables securitization facility (1)	161,823	250,000	December 2020
Senior Notes (1)	592,026	600,000	April 2028
Total debt	$1,253,849	$2,350,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.

We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases.
Cash and cash equivalents totaled $355.3 million as of June 30, 2019, and $378.6 million as of December 31, 2018. Cash and cash equivalents held outside the United States totaled $298.0 million as of June 30, 2019, and $320.0 million as of December 31, 2018. If we repatriated all foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $16.5 million as of June 30, 2019. Working capital decreased from $1.3 billion at December 31, 2018, to $1.2 billion at June 30, 2019.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
Cash flow from operating activities. We generated $456.5 million and $308.5 million of cash flow from operations during the six months ended June 30, 2019, and June 30, 2018, respectively, an increase of $148.0 million. This increase was primarily driven by improved working capital performance and the impact of decreasing total transportation revenues and purchased transportation on our accounts receivable and accounts payable balances in addition to growth in income from operations.
Cash used for investing activities. We used $89.9 million and $32.9 million of cash during the six months ended June 30, 2019, and June 30, 2018, for investing activities.
We used $44.1 million for the acquisition of Space Cargo and $14.2 million for the acquisition of Dema Service during the six months ended June 30, 2019.
We used $31.6 million and $30.1 million for capital expenditures during the six months ended June 30, 2019, and June 30, 2018. During the six months ended June 30, 2019, our capital expenditures consisted primarily of investments in information technology, which are intended to increase employee productivity, automate interactions with our customers and contracted carriers, and improve our internal workflows to help expand our operating margins and grow the business.
Cash used for financing activities. We used $390.4 million and $291.1 million of cash flow for financing activities during the six months ended June 30, 2019, and June 30, 2018.
During the six months ended June 30, 2019, we had net repayments on short-term borrowings of $5.0 million. There was no balance outstanding on the revolving credit facility as of June 30, 2019. During the six months ended June 30, 2019, we had net repayments on long-term borrowings of $88.0 million to reduce the outstanding balance on the Receivables Securitization Facility.
We used $139.0 million and $130.6 million to pay cash dividends during the six months ended June 30, 2019, and June 30, 2018. The increase was primarily due to a $0.04 dividend rate increase in 2019 compared to 2018, partially offset by a decrease in shares outstanding during the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

We used $173.6 million and $119.5 million on share repurchases during the six months ended June 30, 2019, and June 30, 2018. The change was due to an increase in the number of shares repurchased during the six months ended June 30, 2019, partially offset by a decrease in the average price paid per share compared to the same period of 2018. In May 2018, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of June 30, 2019, there were 11,624,985 shares remaining for future repurchases under the repurchase authorization. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions.
As of June 30, 2019, we have an asset held for sale on our balance sheet of approximately $11 million related to a property we own in Chicago, Illinois, with an estimated fair value of $17 million. We anticipate the sale of this property to be completed later in 2019.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the Company's 2018 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of June 30, 2019, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for a complete discussion on the Company’s market risk. There have been no material changes in market risk from those disclosed in the Company’s Form 10-K for the year ended December 31, 2018.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019, at the reasonable assurance level.
(b) Changes in internal controls over financial reporting.
There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the company during the quarter ended June 30, 2019, of shares of the company's common stock.

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (b)
April 2019	338,284	$88.72	336,054	12,602,992
May 2019	511,806	81.52	508,351	12,094,641
June 2019	471,619	82.19	469,656	11,624,985
Second Quarter 2019	1,321,709	$83.60	1,314,061	11,624,985
(a) The total number of shares purchased includes: (i) 1,314,061 shares of common stock purchased under the authorization described below; and (ii) 7,648 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(b) In May 2018, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of June 30, 2019, there were 11,624,985 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3. DEFAULTS ON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this report:

10.1
Amended and Restated C.H. Robinson Worldwide, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Form DEF14A filed on March 29, 2019, on file no. 000-23189)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2019 formatted in Inline XBRL

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2019 formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2019.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Robert C. Biesterfeld, Jr.
Robert C. Biesterfeld, Jr.
Chief Executive Officer

By:	/s/ Scott S. Hagen
Scott S. Hagen
Interim Chief Financial Officer and Corporate Controller