Form 10-Q
period 2019-09-30
C. H. ROBINSON WORLDWIDE, INC.
filed 2019-11-04
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2019, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 135,250,422.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$384,424	$378,615
Receivables, net of allowance for doubtful accounts of $34,057 and $41,131	2,074,449	2,162,438
Contract assets	150,569	159,635
Prepaid expenses and other	73,724	52,386
Total current assets	2,683,166	2,753,074
Property and equipment, net	209,521	228,301
Goodwill	1,285,891	1,258,922
Other intangible assets, net	98,683	108,822
Right-of-use lease assets	263,833	—
Deferred tax assets	11,563	9,993
Other assets	83,892	68,300
Total assets	$4,636,549	$4,427,412

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,019,280	$971,023
Outstanding checks	57,317	92,084
Accrued expenses:
Compensation	107,659	153,626
Transportation expense	114,498	119,820
Income taxes	19,470	28,360
Other accrued liabilities	60,069	63,410
Current lease liabilities	55,847	—
Current portion of debt	—	5,000
Total current liabilities	1,434,140	1,433,323

Long-term debt	1,253,091	1,341,352
Noncurrent lease liabilities	216,610	—
Noncurrent income taxes payable	22,149	21,463
Deferred tax liabilities	37,206	35,757
Other long-term liabilities	257	430
Total liabilities	2,963,453	2,832,325
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,429 and 179,400 shares issued, 135,152 and 137,284 outstanding	13,515	13,728
Additional paid-in capital	549,378	521,486
Retained earnings	4,115,649	3,845,593
Accumulated other comprehensive loss	(90,902)	(71,935)
Treasury stock at cost (44,277 and 42,116 shares)	(2,914,544)	(2,713,785)
Total stockholders’ investment	1,673,096	1,595,087
Total liabilities and stockholders’ investment	$4,636,549	$4,427,412
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Transportation	$3,608,346	$4,028,392	$10,751,890	$11,619,171
Sourcing	247,786	263,508	764,292	874,093
Total revenues	3,856,132	4,291,900	11,516,182	12,493,264
Costs and expenses:
Purchased transportation and related services	2,999,979	3,359,520	8,826,233	9,714,318
Purchased products sourced for resale	222,722	238,336	682,502	787,494
Personnel expenses	320,563	335,299	999,547	1,004,226
Other selling, general, and administrative expenses	111,783	112,772	354,730	330,660
Total costs and expenses	3,655,047	4,045,927	10,863,012	11,836,698
Income from operations	201,085	245,973	653,170	656,566
Interest and other expense	(13,180)	(6,526)	(36,935)	(22,354)
Income before provision for income taxes	187,905	239,447	616,235	634,212
Provision for income taxes	41,011	63,552	138,373	156,857
Net income	146,894	175,895	477,862	477,355
Other comprehensive loss	(18,576)	(10,877)	(18,967)	(38,954)
Comprehensive income	$128,318	$165,018	$458,895	$438,401

Basic net income per share	$1.08	$1.27	$3.48	$3.42
Diluted net income per share	$1.07	$1.25	$3.45	$3.39

Basic weighted average shares outstanding	136,380	138,797	137,274	139,425
Dilutive effect of outstanding stock awards	1,096	1,363	1,099	1,295
Diluted weighted average shares outstanding	137,476	140,160	138,373	140,720
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2018	137,284	$13,728	$521,486	$3,845,593	$(71,935)	$(2,713,785)	$1,595,087
Net income				161,788			161,788
Foreign currency translation					5,297		5,297
Dividends declared, $0.50 per share				(69,683)			(69,683)
Stock issued for employee benefit plans	342	34	(11,520)			19,059	7,573
Issuance of restricted stock, net of forfeitures	(3)	—	—				—
Stock-based compensation expense	—	—	17,123			—	17,123
Repurchase of common stock	(734)	(73)				(64,551)	(64,624)
Balance March 31, 2019	136,889	13,689	527,089	3,937,698	(66,638)	(2,759,277)	1,652,561
Net income				169,180			169,180
Foreign currency translation					(5,688)		(5,688)
Dividends declared, $0.50 per share				(69,268)			(69,268)
Stock issued for employee benefit plans	129	13	(681)			8,367	7,699
Issuance of restricted stock, net of forfeitures	23	2	(2)				—
Stock-based compensation expense	—	—	14,684			—	14,684
Repurchase of common stock	(1,310)	(131)				(109,726)	(109,857)
Balance June 30, 2019	135,731	13,573	541,090	4,037,610	(72,326)	(2,860,636)	1,659,311
Net income				146,894			146,894
Foreign currency translation					(18,576)		(18,576)
Dividends declared, $0.50 per share				(68,855)			(68,855)
Stock issued for employee benefit plans	194	20	(561)			11,359	10,818
Issuance of restricted stock, net of forfeitures	9	1	(1)				—
Stock-based compensation expense	—	—	8,850			—	8,850
Repurchase of common stock	(782)	(79)				(65,267)	(65,346)
Balance September 30, 2019	135,152	$13,515	$549,378	$4,115,649	$(90,902)	$(2,914,544)	$1,673,096

C.H. ROBINSON WORLDWIDE, INC.
Consolidated Statements of Stockholders’ Investment, continued
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2017	139,542	$13,954	$444,280	$3,437,093	$(18,460)	$(2,451,122)	$1,425,745
Net income				142,297			142,297
Cumulative effect change - revenue recognition				9,239			9,239
Foreign currency translation					(565)		(565)
Dividends declared, $0.46 per share				(65,384)			(65,384)
Stock issued for employee benefit plans	370	37	(10,441)			16,810	6,406
Issuance of restricted stock, net of forfeitures	(2)	—	—				—
Stock-based compensation expense	—	—	18,127			7	18,134
Repurchase of common stock	(557)	(56)				(51,144)	(51,200)
Balance March 31, 2018	139,353	13,935	451,966	3,523,245	(19,025)	(2,485,449)	1,484,672
Net income				159,163			159,163
Foreign currency translation					(27,512)		(27,512)
Dividends declared, $0.46 per share				(65,084)			(65,084)
Stock issued for employee benefit plans	174	17	(85)			10,615	10,547
Issuance of restricted stock, net of forfeitures	1	—	—				—
Stock-based compensation expense	—	—	26,570			—	26,570
Repurchase of common stock	(784)	(78)				(70,119)	(70,197)
Balance June 30, 2018	138,744	13,874	478,451	3,617,324	(46,537)	(2,544,953)	1,518,159
Net income				175,895			175,895
Foreign currency translation					(10,877)		(10,877)
Dividends declared, $0.46 per share				(64,716)			(64,716)
Stock issued for employee benefit plans	144	15	217			8,636	8,868
Issuance of restricted stock, net of forfeitures	2	—	—				—
Stock-based compensation expense	—	—	23,771			—	23,771
Repurchase of common stock	(890)	(89)				(84,408)	(84,497)
Balance September 30, 2018	138,000	$13,800	$502,439	$3,728,503	$(57,414)	$(2,620,725)	$1,566,603
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$477,862	$477,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,122	72,402
Provision for doubtful accounts	642	12,333
Stock-based compensation	40,657	68,475
Deferred income taxes	(3,360)	(5,794)
Excess tax benefit on stock-based compensation	(6,908)	(9,345)
Other operating activities	(4,471)	1,350
Changes in operating elements (net of acquisitions):
Receivables	104,108	(268,252)
Contract assets	9,067	(53,647)
Prepaid expenses and other	(18,940)	14,740
Accounts payable and outstanding checks	3,871	120,652
Accrued compensation	(45,319)	15,153
Accrued transportation expense	(5,323)	62,165
Accrued income taxes	(7,042)	9,247
Other accrued liabilities	5,210	9,944
Other assets and liabilities	(1,318)	2,105
Net cash provided by operating activities	623,858	528,883

INVESTING ACTIVITIES
Purchases of property and equipment	(26,661)	(35,794)
Purchases and development of software	(24,282)	(13,793)
Acquisitions, net of cash acquired	(59,188)	(1,315)
Other investing activities	16,625	(1,605)
Net cash used for investing activities	(93,506)	(52,507)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	40,442	46,424
Stock tendered for payment of withholding taxes	(14,352)	(20,603)
Repurchase of common stock	(241,303)	(202,094)
Cash dividends	(207,865)	(195,158)
Proceeds from long-term borrowings	929,000	591,012
Payments on long-term borrowings	(1,018,000)	—
Proceeds from short-term borrowings	14,000	2,588,000
Payments on short-term borrowings	(19,000)	(3,303,000)
Net cash used for financing activities	(517,078)	(495,419)

Effect of exchange rates on cash	(7,465)	(17,046)
Net change in cash and cash equivalents	5,809	(36,089)
Cash and cash equivalents, beginning of period	378,615	333,890
Cash and cash equivalents, end of period	$384,424	$297,801

Noncash transactions from financing activities:
Accrued share repurchases held in other accrued liabilities	$1,522	$4,300
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
RECENTLY ADOPTED ACCOUNTING STANDARDS
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use lease asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides another transition method no longer requiring application to previously reported periods. Therefore, prior period balances will not be restated. We adopted Topic 842 during the first quarter of 2019 by recognizing right-of-use lease assets and lease liabilities of $265.4 million and $273.3 million, respectively, on January 1, 2019. The adoption of this standard did not have a significant impact on our consolidated results of operations or consolidated statements of cash flows. Refer to Note 11, Leases, for further information.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in November 2018 issued a subsequent amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This update significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The update will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of this amendment that have the contractual right to receive cash. This update is effective for fiscal years and interim periods beginning after December 15, 2019, and is effective for our fiscal year beginning January 1, 2020. The adoption of this standard will impact our accounting policy for allowance for doubtful accounts, which is a significant accounting policy, but we do not expect the impact to be material to our consolidated financial position, results of operations, or cash flows.

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
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance December 31, 2018(1)	$1,016,784	$182,029	$60,109	$1,258,922
Acquisitions	—	25,892	7,771	33,663
Translation	(5,270)	(895)	(529)	(6,694)
Balance September 30, 2019	$1,011,514	$207,026	$67,351	$1,285,891

____________________________________________
(1) Amounts have been reclassified related to the reorganization of the NAST and Robinson Fresh transportation networks discussed in Note 9, Segment Reporting.

Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). As a result of the segment reorganization discussed in Note 9, Segment Reporting, we determined the fair value of each of our reporting units to further support our qualitative assessment and determined the more likely than not criteria had not been met, and therefore a Step One Analysis was not required as of September 30, 2019.
Identifiable intangible assets consisted of the following (in thousands):

	September 30, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$271,636	$(183,443)	$88,193	$254,293	$(156,006)	$98,287
Non-competition agreements	300	(285)	15	300	(240)	60
Total finite-lived intangibles	271,936	(183,728)	88,208	254,593	(156,246)	98,347
Indefinite-lived intangibles
Trademarks	10,475	—	10,475	10,475	—	10,475
Total intangibles	$282,411	$(183,728)	$98,683	$265,068	$(156,246)	$108,822

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization expense	$9,731	$9,201	$28,699	$27,796

Definite-lived intangible assets, by reportable segment, as of September 30, 2019, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Remainder of 2019	$1,952	$7,543	$67	$9,562
2020	247	27,584	595	28,426
2021	247	14,063	595	14,905
2022	247	14,063	595	14,905
2023	247	11,493	595	12,335
Thereafter	164	6,391	1,520	8,075
Total				$88,208

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
We had no Level 3 assets or liabilities as of and during the periods ended September 30, 2019, and December 31, 2018. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	September 30, 2019	December 31, 2018	Maturity	September 30, 2019	December 31, 2018
Revolving credit facility	—%	3.64%	October 2023	$—	$5,000
Senior Notes, Series A	3.97%	3.97%	August 2023	175,000	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables securitization facility (1)	2.67%	3.15%	December 2020	160,854	249,744
Senior Notes (1)	4.20%	4.20%	April 2028	592,237	591,608
Total debt				1,253,091	1,346,352
Less: Current maturities and short-term borrowing				—	(5,000)
Long-term debt				$1,253,091	$1,341,352

____________________________________________
(1) Net of unamortized discounts and issuance costs.

SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the "Credit Agreement"). On October 24, 2018, the Credit Agreement was amended to increase the total availability from $900 million to $1 billion and extend the maturity date from December 31, 2019, to October 24, 2023. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of September 30, 2019, the variable rate equaled LIBOR plus 1.13 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility ranging from 0.075 percent to 0.200 percent. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
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
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes, Series A, Senior Notes Series B, and Senior Notes Series C, collectively (the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $539.3 million at September 30, 2019. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own risk. If the Notes were recorded at fair value, they would be classified as Level 2.
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
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes ("Senior Notes") through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. The proceeds from the Senior Notes were utilized to pay down the balance on our Credit Agreement. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $662.0 million as of September 30, 2019, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $592.2 million as of September 30, 2019. If the Senior Notes were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy.
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
As of September 30, 2019, we were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, Receivables Securitization Facility, and Senior Notes.

NOTE 5. INCOME TAXES
C.H. Robinson Worldwide, Inc., and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state income tax returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2012. We are currently under an Internal Revenue Service audit for the 2015, 2016 and 2017 tax years.
Our effective tax rate for the three months ended September 30, 2019, and 2018 was 21.8 percent and 26.5 percent, respectively, and our effective tax rate for the nine months ended September 30, 2019, and 2018 was 22.5 percent and 24.7 percent, respectively. The effective income tax rate for the three and nine months ended September 30, 2019, was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of share-based payment awards and the combined tax impact of Global Intangible Low-tax income ("GILTI") and Foreign Derived Intangible Income ("FDII"). Additionally, the nine months ended September 30, 2018, included net income tax expense of $3.6 million related to adjustments to the one-time transition tax required as part of the Tax Act. We have asserted that we will indefinitely reinvest earnings of foreign subsidiaries to support expansion of our international business. If we repatriated all unremitted foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $18.6 million as of September 30, 2019.

GILTI and FDII were enacted as part of the Tax Act on December 22, 2017. Although enacted more than a year ago, regulatory guidance on the application of FDII has not been finalized. We have included the tax impact of both GILTI and FDII in our income tax expense for the nine months ended September 30, 2019, based on our understanding of the rules available at the time of this filing. However, our calculations could be impacted by future regulations as guidance is finalized. We will continue to monitor any new guidance related to FDII and determine any impact it may have on our calculations.
As of September 30, 2019, we have $39.7 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $3.0 million in the next 12 months due to lapsing of statutes.

NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$4,829	$5,666	$13,539	$17,931
Stock awards	3,470	17,539	24,798	48,443
Company expense on ESPP discount	551	566	2,320	2,101
Total stock-based compensation expense	$8,850	$23,771	$40,657	$68,475

On May 9, 2019, our shareholders approved an amendment and restatement of our 2013 Equity Incentive Plan (“the Plan”) to increase the number of shares authorized for award by 4,000,000 shares. The Plan allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 17,041,803 shares can be granted under this plan following the amendment and restatement. Approximately 5,283,926 shares were available for stock awards under the plan as of September 30, 2019. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the plan.
Stock Options - We have awarded time-based and performance-based stock options to certain key employees. These options are subject to certain vesting requirements over a five-year period based on the employee's continued employment or on the company’s earnings growth. Any options remaining unvested at the end of the five-year vesting period are forfeited to the company. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options) on the grants.

The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of September 30, 2019, unrecognized compensation expense related to stock options was $45.0 million. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings growth, and certain other conditions.
Stock Awards - We have awarded performance-based restricted shares and restricted stock units and time-based restricted stock units to certain key employees and non-employee directors. Performance-based awards are subject to certain vesting requirements over a five-year period, based on our earnings growth. Time-based awards vest primarily based on the employee's continued employment. The awards also contain restrictions on the awardees’ ability to sell or transfer vested awards for a specified period of time. The fair value of these awards is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 15 percent to 21 percent and are calculated using the Black-Scholes option pricing model-protective put method. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.
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
As of September 30, 2019, there was unrecognized compensation expense of $97.1 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings growth, and certain other conditions.
Employee Stock Purchase Plan - Our 1997 Employee Stock Purchase Plan ("ESPP") allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of each quarter discounted by 15 percent. Shares vest immediately. The following is a summary of the employee stock purchase plan activity:

Three Months Ended September 30, 2019
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
45,098	$3,121,126	$550,787

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

There was $7.8 million of goodwill recorded related to the acquisition of Dema Service. The Dema Service goodwill is a result of acquiring and retaining the Dema Service workforce and expected synergies from integrating its business into ours. Purchase accounting is considered substantially complete. No goodwill was recognized for Italian tax purposes from the acquisition. The results of operations of Dema Service have been included as part of the All Other and Corporate segment in our consolidated financial statements since May 23, 2019.
On February 28, 2019, we acquired all of the outstanding shares of The Space Cargo Group (“Space Cargo”) for the purpose of expanding our presence and capabilities in Spain and Colombia. Total purchase consideration, net of cash acquired, was $45.0 million, which was paid in cash.
Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

Estimated Life (years)
Customer relationships	7	$16,439

There was $25.9 million of goodwill recorded related to the acquisition of Space Cargo. The Space Cargo goodwill is a result of acquiring and retaining the Space Cargo workforce and expected synergies from integrating its business into ours. Purchase accounting is considered substantially complete. No goodwill was recognized for Spanish tax purposes from the acquisition. The results of operations of Space Cargo have been included as part of the Global Forwarding segment in our consolidated financial statements since March 1, 2019.

NOTE 9. SEGMENT REPORTING
On January 1, 2019, we reorganized our enterprise transportation services structure to combine our NAST and Robinson Fresh transportation networks. The newly combined transportation network will be managed by and reported under the NAST reportable segment. We have determined that the remaining Robinson Fresh segment no longer meets the requirements of a reportable segment and will be included in the All Other and Corporate reportable segment. Prior period information has been reclassified to conform with this presentation. Our reportable segments are based on our method of internal reporting, which generally segregates the segments by service line and the primary services they provide to our customers. We identify two reportable segments in addition to All Other and Corporate as summarized below:

•
North American Surface Transportation—NAST provides freight transportation services across North America through a network of offices in the United States, Canada, and Mexico. The primary services provided by NAST include truckload, temperature-controlled transportation, less than truckload (“LTL”), and intermodal.

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
Reportable segment information as of, and for the three and nine months ended September 30, 2019, and 2018, is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended September 30, 2019
Total revenues	$2,826,308	$597,695	$432,129	$3,856,132
Net revenues	433,760	135,815	63,856	633,431
Income from operations	176,200	24,676	209	201,085
Depreciation and amortization	5,734	9,186	10,560	25,480
Total assets(1)	2,649,259	995,137	992,153	4,636,549
Average headcount	7,448	4,790	3,544	15,782

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended September 30, 2018(2)
Total revenues	$3,224,906	$639,268	$427,726	$4,291,900
Net revenues	499,463	134,101	60,480	694,044
Income (loss) from operations	223,893	23,835	(1,755)	245,973
Depreciation and amortization	6,286	8,735	8,902	23,923
Total assets(1)	2,739,569	944,928	808,225	4,492,722
Average headcount	7,454	4,684	3,153	15,291

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Nine Months Ended September 30, 2019
Total revenues	$8,495,145	$1,727,745	$1,293,292	$11,516,182
Net revenues	1,406,728	404,987	195,732	2,007,447
Income (loss) from operations	592,215	65,497	(4,542)	653,170
Depreciation and amortization	18,124	27,427	29,571	75,122
Total assets(1)	2,649,259	995,137	992,153	4,636,549
Average headcount	7,436	4,748	3,398	15,582

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Nine Months Ended September 30, 2018(2)
Total revenues	$9,296,510	$1,810,619	$1,386,135	$12,493,264
Net revenues	1,397,571	401,169	192,712	1,991,452
Income from operations	591,774	61,844	2,948	656,566
Depreciation and amortization	18,905	26,397	27,100	72,402
Total assets(1)	2,739,569	944,928	808,225	4,492,722
Average headcount	7,375	4,725	3,089	15,189
____________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.
(2) Amounts have been reclassified to reflect the segment reorganization announced in the first quarter of 2019.

NOTE 10: REVENUE FROM CONTRACTS WITH CUSTOMERS

A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the three and nine months ended September 30, 2019, and 2018 (in thousands):

	Three Months Ended September 30, 2019
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$2,826,308	$597,695	$184,343	$3,608,346
Sourcing(2)	—	—	247,786	247,786
Total	$2,826,308	$597,695	$432,129	$3,856,132

	Three Months Ended September 30, 2018
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$3,224,906	$639,268	$164,218	$4,028,392
Sourcing(2)	—	—	263,508	263,508
Total	$3,224,906	$639,268	$427,726	$4,291,900
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time
(2) Sourcing performance obligations are completed at a point in time

	Nine Months Ended September 30, 2019
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$8,495,145	$1,727,745	$529,000	$10,751,890
Sourcing(2)	—	—	764,292	764,292
Total	$8,495,145	$1,727,745	$1,293,292	$11,516,182

	Nine Months Ended September 30, 2018
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$9,296,510	$1,810,619	$512,042	$11,619,171
Sourcing(2)	—	—	874,093	874,093
Total	$9,296,510	$1,810,619	$1,386,135	$12,493,264

____________________________________________
(1) Transportation and logistics services performance obligations are completed over time
(2) Sourcing performance obligations are completed at a point in time

We typically do not receive consideration and amounts are not due from our customer prior to the completion of our performance obligation and as such contract liabilities as of September 30, 2019, and revenue recognized in the three and nine months ended September 30, 2019 and 2018 resulting from contract liabilities was not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon shipments in-transit at period end.

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

Adoption of the new standard resulted in the recording of right-of-use lease assets and lease liabilities of $265.4 million and $273.3 million, respectively, as of January 1, 2019. The adoption of this standard did not materially impact our consolidated statements of operations or consolidated statements of cash flows.

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

We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of September 30, 2019.

Information regarding lease expense, remaining lease term, discount rate, and other select lease information is presented below as of September 30, 2019, and for the three and nine months ended September 30, 2019 (dollars in thousands):

Lease Costs	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$16,905	$50,684
Short-term lease expense	2,605	8,022
Total lease expense	$19,510	$58,706

Other Lease Information	Nine Months Ended September 30, 2019
Operating cash flows from operating leases	$49,925
Right-of-use lease assets obtained in exchange for new lease liabilities	42,387

Lease Term and Discount Rate	As of September 30, 2019
Weighted average remaining lease term (in years)(1)	7.8
Weighted average discount rate	3.6%
____________________________________________
(1) The weighted average remaining lease term is significantly impacted by a 15-year lease related to office space in Chicago, IL, that commenced in 2018. Excluding this lease, the weighted average remaining lease term of our agreements is 4.5 years.

The maturity of lease liabilities as of September 30, 2019, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2019	$16,100
2020	64,029
2021	51,773
2022	38,443
2023	27,705
Thereafter	117,921
Total lease payments	315,971
Less: Interest	(43,514)
Present value of lease liabilities	$272,457

Minimum future lease commitments under noncancelable lease agreements in excess of one year as of December 31, 2018, are as follows (in thousands):

2019	$53,675
2020	47,680
2021	36,832
2022	27,644
2023	19,406
Thereafter	81,465
Total lease payments	$266,702

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

NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' investment on our condensed consolidated balance sheets. The recorded balance at September 30, 2019, and December 31, 2018, was $90.9 million and $71.9 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency adjustments at September 30, 2019, and December 31, 2018.

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
OVERVIEW
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest third party logistics companies in the world. As a third party logistics provider, we enter into contractual relationships with a wide variety of transportation companies and utilize those relationships to efficiently and cost-effectively arrange the transport of our customers’ freight. We provide freight transportation services and logistics solutions to companies of all sizes, in a wide variety of industries. We operate through a network of offices in North America, Europe, Asia, Oceania, and South America. We have developed global transportation and distribution networks to provide transportation and supply chain services worldwide. As a result, we have the capability of facilitating most aspects of the supply chain on behalf of our customers.

Our net revenues are a non-GAAP financial measure calculated as total revenues less the cost of purchased transportation and related services and the cost of purchased products sourced for resale. We believe net revenues are a useful measure of our ability to source, add value, and sell services and products that are provided by third parties, and we consider net revenues to be our primary performance measurement. Accordingly, the discussion of our results of operations often focuses on the changes in our net revenues. The reconciliation of total revenues to net revenues is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Transportation	$3,608,346	$4,028,392	$10,751,890	$11,619,171
Sourcing	247,786	263,508	764,292	874,093
Total revenues	3,856,132	4,291,900	11,516,182	12,493,264
Costs and expenses:
Purchased transportation and related services	2,999,979	3,359,520	8,826,233	9,714,318
Purchased products sourced for resale	222,722	238,336	682,502	787,494
Total costs and expenses	3,222,701	3,597,856	9,508,735	10,501,812
Net revenues	$633,431	$694,044	$2,007,447	$1,991,452
MARKET TRENDS
The North America truckload market continued to experience weakening demand and excess capacity which is resulting in pricing and volume declines. One of the metrics we use to measure market conditions is the truckload routing guide depth from our Managed Services business. The average routing guide depth of tender was 1.2, representing that on average, the first carrier in a shipper's routing guide was executing the shipment in most cases. This route guide penetration is among the lowest levels we have experienced this decade and is a reflection of both softening demand and the reduced pricing and costs during the third quarter of 2019. The global forwarding market was negatively impacted by excess capacity and reduced demand due to tariff activity and macroeconomic uncertainty. This reduced demand has significantly impacted air freight volumes as there is inherently less demand for expedited and more expensive airfreight.
BUSINESS TRENDS
Our third quarter of 2019 results are largely consistent with the overall market trends summarized above. As a result of the softening freight environment, our volumes continued to shift from spot-market pricing towards contractual business. Given the soft freight environment, we continued to see competitive levels of pricing activity to reflect current market conditions which resulted in pricing declines in most of our service lines. We expect these market trends to continue for the next few quarters. Our pricing strategies continue to reflect the current market conditions to ensure we are near the top of our customers' routing guides. In addition, the reduced pricing in truckload has resulted in a volume shift from intermodal to truckload.
On February 28, 2019, we acquired The Space Cargo Group (“Space Cargo”) for the purpose of expanding our presence and capabilities in Spain and Colombia. Our consolidated results include the results of Space Cargo since March 1, 2019. On May 22, 2019, we acquired Dema Service S.p.A (“Dema Service”) to strengthen our existing footprint in Italy. Our consolidated results include the results of Dema Service since May 23, 2019.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select third quarter 2019 year-over-year operating comparisons to third quarter 2018:

•	Total revenues decreased 10.2 percent to $3.9 billion, driven by lower pricing across most transportation service lines.

•	Net revenues decreased 8.7 percent to $633.4 million, primarily driven by margin decline in truckload services.

•	Personnel expenses decreased 4.4 percent to $320.6 million, driven primarily by declines in performance-based compensation, partially offset by a 3.2 percent increase in average headcount.

•
Selling, general, and administrative (“SG&A”) expenses decreased 0.9 percent to $111.8 million, due primarily to decreases in bad debt expense and a $5.8 million gain on the sale of a facility in Chicago, Illinois, partially offset by an increase in purchased services.

•
Income from operations totaled $201.1 million, down 18.2 percent from last year due to declines in North American Surface Transportation (“NAST”), partially offset by modest increases in Global Forwarding and All Other and Corporate.

•	Operating margin of 31.7 percent decreased 370 basis points.

•	Diluted earnings per share (EPS) decreased 14.4 percent to $1.07.

•	Cash flow from operations increased 18.0 percent to $623.9 million.
CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% change	2019	2018	% change
Revenues:
Transportation	$3,608,346	$4,028,392	(10.4)%	$10,751,890	$11,619,171	(7.5)%
Sourcing	247,786	263,508	(6.0)%	764,292	874,093	(12.6)%
Total revenues	3,856,132	4,291,900	(10.2)%	11,516,182	12,493,264	(7.8)%
Costs and expenses:
Purchased transportation and related services	2,999,979	3,359,520	(10.7)%	8,826,233	9,714,318	(9.1)%
Purchased products sourced for resale	222,722	238,336	(6.6)%	682,502	787,494	(13.3)%
Personnel expenses	320,563	335,299	(4.4)%	999,547	1,004,226	(0.5)%
Other selling, general, and administrative expenses	111,783	112,772	(0.9)%	354,730	330,660	7.3%
Total costs and expenses	3,655,047	4,045,927	(9.7)%	10,863,012	11,836,698	(8.2)%
Income from operations	201,085	245,973	(18.2)%	653,170	656,566	(0.5)%
Interest and other expense	(13,180)	(6,526)	102.0%	(36,935)	(22,354)	65.2%
Income before provision for income taxes	187,905	239,447	(21.5)%	616,235	634,212	(2.8)%
Provision for income taxes	41,011	63,552	(35.5)%	138,373	156,857	(11.8)%
Net income	$146,894	$175,895	(16.5)%	$477,862	$477,355	0.1%

Diluted net income per share	$1.07	$1.25	(14.4)%	$3.45	$3.39	1.8%

Net revenue margin percentage
Transportation	16.9%	16.6%	0.3 pts	17.9%	16.4%	1.5 pts
Sourcing	10.1%	9.6%	0.5 pts	10.7%	9.9%	0.8 pts
Total net revenue margin	16.4%	16.2%	0.2 pts	17.4%	15.9%	1.5 pts

Average headcount	15,782	15,291	3.2%	15,582	15,189	2.6%

A reconciliation of our reportable segments to our consolidated results can be found in Note 9, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.

Consolidated Results of Operations—Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Total revenues and direct costs. Total transportation revenues decreased driven by lower pricing across most transportation service lines in addition to decreased volume in truckload, intermodal and air services. Total purchased transportation and related services decreased due to decreased cost of transportation in most of our transportation services resulting from softening market demand and excess capacity most notably in the North America truckload market. Our sourcing total revenue and purchased products sourced for resale decreased due to lower pricing and costs per case and lower case volume.
Net revenues. Our transportation net revenue margin increased driven by margin expansion in ocean and air transportation services, partially offset by declining margins in truckload and less than truckload (“LTL”) as we were negatively impacted by excess capacity and softening demand. Sourcing net revenue margin increased driven by the strategic decision to exit unprofitable business.
Operating expenses. Personnel expenses decreased primarily due to declines in performance-based compensation, partially offset by an increase in average headcount. Other SG&A expenses decreased driven primarily by a decrease in bad debt expense and a $5.8 million gain on the sale of a facility in Chicago, Illinois, partially offset by increased purchased services.
Interest and other expense. Interest and other expense increased driven by a $1.1 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses in the third quarter of 2019 compared to a $7.0 million favorable impact in the third quarter of 2018. Interest expense decreased modestly driven by a lower average debt balance in the third quarter of 2019 compared to the third quarter of 2018.
Provision for income taxes. Our effective income tax rate was 21.8 percent for the third quarter of 2019 and 26.5 percent for the third quarter of 2018. The effective income tax rate for the three months ended September 30, 2019, was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of share-based payment awards and the combined tax impact of GILTI and FDII. The effective income tax rate for the three months ended September 30, 2019 also included a favorable adjustment to a prior year tax provision estimate.
Consolidated Results of Operations—Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Total revenues and direct costs. Total transportation revenues decreased driven by lower pricing and volumes in truckload and, to a lesser extent, decreased intermodal volumes. Total purchased transportation and related services decreased due to decreased cost of transportation in most of our transportation services resulting from softening market demand and excess carrier capacity. Our sourcing total revenue and purchased products sourced for resale decreased due to lower pricing and costs per case and lower case volume.
Net revenues. Our transportation net revenue margin increased driven by margin expansion in truckload services as we have benefited from a shift to contractual volume in a falling cost market for much of 2019. Sourcing net revenue margin increased driven by the strategic decision to exit unprofitable business.
Operating expenses. Personnel expenses decreased primarily due to declines in performance-based compensation, partially offset by an increase in average headcount. Other SG&A expenses increased driven primarily by increases in purchased services, particularly commercial off-the-shelf software and occupancy, partially offset by a reduction in bad debt expense.
Interest and other expense. Interest and other expense increased driven by a $3.3 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses in 2019 compared to a $14.5 million favorable impact in 2018.
Provision for income taxes. Our effective income tax rate was 22.5 percent and 24.7 percent. The effective income tax rate for the nine months ended September 30, 2019, was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of share-based payment awards and the combined tax impact of GILTI and FDII. The nine months ended September 30, 2018, included net income tax expense of $3.6 million related to adjustments to the one-time transition tax required as part of the Tax Act.

NAST Segment Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2019	2018	% change	2019	2018	% change
Total revenues	$2,826,308	$3,224,906	(12.9)%	$8,495,145	$9,296,510	(9.4)%
Purchased transportation and related services	2,392,548	2,725,443	(12.2)%	7,088,417	7,898,939	(10.3)%
Net revenues
Truckload	299,065	362,115	(17.4)%	1,011,008	1,000,072	1.1%
LTL	122,959	121,438	1.3%	359,403	350,530	2.5%
Intermodal	6,878	8,178	(15.9)%	18,875	23,496	(19.7)%
Other	4,858	7,732	(37.2)%	17,442	23,473	(25.7)%
Total net revenues	433,760	499,463	(13.2)%	1,406,728	1,397,571	0.7%
Personnel expenses	169,644	190,037	(10.7)%	543,323	556,596	(2.4)%
Other selling, general, and administrative expenses	87,916	85,533	2.8%	271,190	249,201	8.8%
Income from operations	$176,200	$223,893	(21.3)%	$592,215	$591,774	0.1%

Average headcount	7,448	7,454	(0.1)%	7,436	7,375	0.8%

Service line volume statistics
Truckload			(4.0)%			(2.0)%
LTL			4.0%			3.0%
Intermodal			(24.0)%			(29.5)%
Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
Total revenues and direct costs. NAST revenues decreased due to lower pricing and volumes in truckload and, to a lesser extent, decreased intermodal volume. These decreases were partially offset by increased LTL volumes. NAST cost of transportation and related services decreased driven by lower cost per mile in truckload services.
Net revenues. NAST net revenues decreased driven primarily by margin compression in truckload services. These results include the impact of repricing activity to reflect current market conditions and price declines in contractual awards with several of our largest customers. Excluding the estimated impacts of the decrease in fuel costs, our average truckload rate per mile charged to our customers decreased approximately 12.5 percent in the third quarter of 2019 compared to the third quarter of 2018. Our truckload transportation costs decreased approximately 12.0 percent, excluding the estimated decrease in fuel costs.
NAST LTL net revenues increased primarily due to increased volume, partially offset by reduced margins.
NAST intermodal net revenues decreased primarily due to decreased volume resulting from the impact of a decline in truckload pricing driving an industry volume shift from intermodal to truckload.
Operating expenses. NAST personnel expense decreased primarily related to reduced performance-based compensation as average headcount was essentially flat. NAST SG&A expenses increased primarily due to continued investments in technology and higher occupancy costs. These increases were partially offset by a decrease in bad debt expense. The operating expenses of NAST and all other segments include allocated corporate expenses.
Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
Total revenues and direct costs. NAST revenues decreased due to lower pricing and volumes in truckload and, to a lesser extent, decreased intermodal volume. These decreases were partially offset by increased LTL volumes. NAST cost of transportation and related services decreased driven by lower cost per mile in truckload services.

Net revenues. NAST net revenues increased driven by net revenue margin expansion in truckload services as we have benefited from a shift to contractual volume in a falling cost market for much of 2019. As supply and demand in the freight market became more balanced, as was the case in the first half of 2019, we typically see our volume shift more heavily toward contractual business, accompanied by net revenue margin expansion. Excluding the estimated impacts of the decrease in fuel costs, our average truckload rate per mile charged to our customers decreased approximately 10.0 percent reflecting pricing changes related to the marketplace conditions discussed above. Our truckload transportation costs decreased approximately 11.5 percent, excluding the estimated decrease in fuel costs.
NAST LTL net revenues increased primarily due to increased volume partially offset by reduced margins.
NAST intermodal net revenues decreased primarily due to decreased volume resulting from a combination of lane reductions related to precision scheduled railroading during the first half of 2019 and the impact of a decline in truckload pricing driving an industry volume shift from intermodal to truckload.
Operating expenses. NAST personnel expense decreased primarily related to reduced performance-based compensation but was partially offset by increased average headcount. NAST SG&A expenses increased primarily due to continued investments in technology and higher occupancy costs. These increases were partially offset by a decrease in bad debt expense.
Global Forwarding Segment Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2019	2018	% change	2019	2018	% change
Total revenues	$597,695	$639,268	(6.5)%	$1,727,745	$1,810,619	(4.6)%
Purchased transportation and related services	461,880	505,167	(8.6)%	1,322,758	1,409,450	(6.2)%
Net revenues
Ocean	77,777	74,700	4.1%	234,623	230,214	1.9%
Air	26,195	28,228	(7.2)%	77,543	82,987	(6.6)%
Customs	23,719	23,305	1.8%	68,892	64,753	6.4%
Other	8,124	7,868	3.3%	23,929	23,215	3.1%
Total net revenues	135,815	134,101	1.3%	404,987	401,169	1.0%
Personnel expenses	69,085	69,004	0.1%	209,674	215,830	(2.9)%
Other selling, general, and administrative expenses	42,054	41,262	1.9%	129,816	123,495	5.1%
Income from operations	$24,676	$23,835	3.5%	$65,497	$61,844	5.9%

Average headcount	4,790	4,684	2.3%	4,748	4,725	0.5%

Service line volume statistics
Ocean			—%			0.5%
Air			(8.0)%			(6.5)%
Customs			1.5%			0.5%
Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
Total revenues and direct costs. Total revenues and direct costs decreased driven by decreased pricing and volume in the air service line and, to a lesser extent, ocean pricing decreases as both service lines are being impacted by tariff activity and macroeconomic uncertainty which is reducing industry demand especially for the more expensive and expedited nature of air freight.
Net revenues. Ocean transportation net revenues increased driven by the acquisition of Space Cargo which contributed three percentage points of net revenue growth for the third quarter of 2019. Air transportation net revenues decreased driven by declines in pricing and shipments but were partially offset by the acquisition of Space Cargo which contributed six percentage points of net revenue growth in air transportation. Customs net revenues increased driven by increased pricing.

Operating expenses. Personnel expenses were essentially flat as an increase in average headcount was mostly offset by a decrease in performance-based compensation. SG&A expenses increased driven by increased investments in technology.
Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
Total revenues and direct costs. Total revenues and direct costs decreased driven by decreased pricing and volume in the air service line due to the reduced demand for airfreight in the industry and, to a lesser extent, ocean pricing decreases as both service lines are being impacted by tariff activity and macroeconomic uncertainty.
Net revenues. Ocean transportation net revenues increased driven by the impact of the Space Cargo acquisition which contributed two percentage points of net revenue growth for the nine-month period of 2019. Air transportation net revenues decreased as the addition of Space Cargo adding five percentage points was more than offset by reduced volume. Customs net revenues increased driven by increased volumes.
Operating expenses. Personnel expenses decreased driven by reduced performance-based compensation but was partially offset by an increase in average headcount. SG&A expenses increased driven by increased investments in technology, partially offset by a reduction in bad debt expense.
All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2019	2018	% change	2019	2018	% change
Total revenues	$432,129	$427,726	1.0%	$1,293,292	$1,386,135	(6.7)%
Net revenues
Robinson Fresh	26,382	26,399	(0.1)%	86,276	89,280	(3.4)%
Managed Services	21,574	20,080	7.4%	61,985	58,471	6.0%
Other Surface Transportation	15,900	14,001	13.6%	47,471	44,961	5.6%
Total net revenues	$63,856	$60,480	5.6%	$195,732	$192,712	1.6%
Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
Total revenues increased driven primarily by the acquisition of Dema Service in Other Surface Transportation, mostly offset by a decline in Robinson Fresh total revenues due to strategic decisions to exit unprofitable business.
Robinson Fresh net revenues were essentially flat as reduced case volumes due to strategic decisions to exit unprofitable business were mostly offset by margin improvement. Managed Services net revenues increased driven by a combination of new customer wins and selling additional services to existing customers. Other Surface Transportation net revenues increased primarily driven by the acquisition of Dema Service, which contributed 13 percentage points of growth.
Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
Total revenues decreased as Robinson Fresh total revenues declined due to strategic decisions to exit unprofitable business. This decrease was partially offset by an increase in total revenues in Other Surface Transportation related to the acquisition of Dema Service.
Robinson Fresh net revenues decreased driven by reduced case volumes due to strategic decisions to exit unprofitable business. Managed Services net revenues increased driven by a combination of new customer wins and selling additional services to existing customers. Other Surface Transportation net revenues increased primarily driven by the acquisition of Dema Service, which contributed 5.5 percentage points of growth.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4 (dollars in thousands):

Description	Carrying Value as of September 30, 2019	Borrowing Capacity	Maturity
Revolving credit facility	$—	$1,000,000	October 2023
Senior Notes, Series A	175,000	175,000	August 2023
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables securitization facility (1)	160,854	250,000	December 2020
Senior Notes (1)	592,237	600,000	April 2028
Total debt	$1,253,091	$2,350,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.

We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases.
Cash and cash equivalents totaled $384.4 million as of September 30, 2019, and $378.6 million as of December 31, 2018. Cash and cash equivalents held outside the United States totaled $337.1 million as of September 30, 2019, and $320.0 million as of December 31, 2018. If we repatriated all unremitted foreign earnings, the estimated effect on income taxes payable would be an increase of approximately $18.6 million as of September 30, 2019. Working capital decreased from $1.3 billion at December 31, 2018, to $1.2 billion at September 30, 2019.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	% change
Sources of cash:
Cash provided by operating activities	$623,858	$528,883	18.0%

Uses of cash:
Capital expenditures	(50,943)	(49,587)
Acquisitions	(59,188)	(1,315)
Other	16,625	(1,605)
Cash used for investing activities	(93,506)	(52,507)	78.1%
Repurchase of common stock	(241,303)	(202,094)
Cash dividends	(207,865)	(195,158)
Net payments on debt	(94,000)	(123,988)
Other	26,090	25,821
Cash used for financing activities	(517,078)	(495,419)	4.4%
Effect of exchange rates on cash and cash equivalents	(7,465)	(17,046)
Net change in cash and cash equivalents	$5,809	$(36,089)

Cash flow from operating activities. Cash flow from operating activities was primarily driven by improved working capital performance and the impact of decreasing total transportation revenues and purchased transportation on our accounts receivable and accounts payable balances.
Cash used for investing activities. We used $45.0 million for the acquisition of Space Cargo and $14.2 million for the acquisition of Dema Service during the nine months ended September 30, 2019. Capital expenditures consisted primarily of investments in information technology, which are intended to increase employee productivity, automate interactions with our customers and contracted carriers, and improve our internal workflows to help expand our operating margins and grow the business. During the nine months ended September 30, 2019, we sold a facility we owned in Chicago, Illinois for approximately $17.0 million.
Cash used for financing activities. Net payments on debt during the nine months ended September 30, 2019, were to reduce the outstanding balance on the Receivables Securitization Facility. The increase in cash dividends was primarily due to a $0.04 dividend rate increase in 2019 compared to 2018, partially offset by a decrease in shares outstanding during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase in share repurchases was due to an increase in the number of shares repurchased during the nine months ended September 30, 2019, partially offset by a decrease in the average price paid per share compared to the same period of 2018. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the Company's 2018 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of September 30, 2019, there were no material changes to our critical accounting policies and estimates.
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
Our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019, at the reasonable assurance level.
(b) Changes in internal controls over financial reporting.
There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the company during the quarter ended September 30, 2019, of shares of the company's common stock.

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (b)
July 2019	401,674	$84.05	388,728	11,236,257
August 2019	212,433	83.36	209,394	11,026,863
September 2019	183,330	84.80	179,449	10,847,414
Third Quarter 2019	797,437	$84.04	777,571	10,847,414
(a) The total number of shares purchased includes: (i) 777,571 shares of common stock purchased under the authorization described below; and (ii) 19,866 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(b) In May 2018, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of September 30, 2019, there were 10,847,414 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3. DEFAULTS ON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2019 formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2019 formatted in Inline XBRL (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2019.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Robert C. Biesterfeld, Jr.
Robert C. Biesterfeld, Jr.
Chief Executive Officer

By:	/s/ Michael P. Zechmeister
Michael P. Zechmeister
Chief Financial Officer