Form 10-K
period 2019-12-31
C. H. ROBINSON WORLDWIDE, INC.
filed 2020-02-19
CIK 1043277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

Commission File Number: 000-23189
C.H. ROBINSON WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1883630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14701 Charlson Road
Eden Prairie, Minnesota 55347
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 952-937-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	CHRW	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2019, was approximately $11,391,890,865 (based upon the closing price of $84.35 per common share on that date as quoted on The Nasdaq Global Select Market).
As of February 14, 2020, the number of shares outstanding of the registrant’s common stock, par value $0.10 per share, was 134,892,810.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 7, 2020 (the “Proxy Statement”), are incorporated by reference in Part III.

C.H. ROBINSON WORLDWIDE, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2019

PART I
ITEM 1. BUSINESS
Overview
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest third party logistics companies in the world with consolidated total revenues of $15.3 billion in 2019. We provide freight transportation services and logistics solutions to companies of all sizes in a wide variety of industries. During 2019, we handled approximately 18 million shipments and worked with more than 119,000 customers. We operate through a network of offices in North America, Europe, Asia, Oceania, and South America. We have developed global transportation and distribution networks to provide transportation and supply chain services worldwide. As a result, we have the capability of facilitating most aspects of the supply chain on behalf of our customers. We have two reportable segments: North American Surface Transportation (“NAST”) and Global Forwarding, with our remaining operating segments reported under All Other and Corporate. For financial information concerning our reportable segments and geographic regions, refer to Note 9, Segment Reporting, of our consolidated financial statements.
As a third party logistics provider, we enter into contractual relationships with a wide variety of transportation companies and utilize those relationships to efficiently and cost-effectively arrange the transport of our customers’ freight. We utilized approximately 78,000 contracted transportation companies, including contracted motor carriers, railroads (primarily intermodal service providers), and air and ocean carriers in 2019. Depending on the needs of our customers and their supply chain requirements, we select and hire the appropriate mode of transportation for each shipment. Our model enables us to be flexible and provide solutions that optimize service for our customers. As an integral part of our transportation services, we may also provide a wide range of value-added logistics services, such as freight consolidation, customs brokerage, supply chain consulting and analysis, optimization, and reporting.
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
Our flexible business model has been the main driver of our historical results, and we believe it has positioned us for continued growth. One of our competitive advantages is our network of offices. Our employees are in close proximity to both customers and transportation providers, which gives them broad knowledge of their local markets and enables them to respond quickly to customers’ and transportation providers’ changing needs. Employees act as a team in their sales efforts, customer service, and operations. A significant portion of most employees’ compensation is performance-oriented, based on profitability and their contributions to the success of the company. We believe this makes our employees more service-oriented and focused on driving growth and maximizing team productivity.
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
We have grown primarily through internal growth by increasing market share through the addition of new customers and expanding relationships with our current customers, adding new services, expanding our market presence and operations globally, hiring additional employees, and leveraging our technology. We continually look to grow through selective acquisitions. In February 2019, we acquired The Space Cargo Group (“Space Cargo”), a provider of international freight forwarding, customs brokerage, and other logistics services to expand our offerings in Spain and Colombia. Space Cargo operates in our Global Forwarding operating segment.

In January 2020, we entered into a definitive agreement to acquire Prime Distribution Services, a leading provider of retail consolidation services in North America, for approximately $225 million in cash. The agreement is subject to certain customary closing conditions, including regulatory approval.
In May 2019, we acquired Dema Service S.p.A. (“Dema Service”), a provider of European road transportation to expand our offerings primarily in Italy. Dema Service operates in our European Surface Transportation operating segment.
In August 2017, we acquired Milgram & Company Ltd. (“Milgram”), a provider of freight forwarding, customs brokerage, and surface transportation, to strengthen our freight forwarding and customs brokerage offerings in Canada. Milgram operates primarily in our Global Forwarding operating segment.
Transportation and Logistics Services
C.H. Robinson provides freight transportation and related logistics and supply chain services. Our services range from commitments on a specific shipment to much more comprehensive and integrated relationships. We execute these service commitments by investing in and retaining talented employees, developing innovative proprietary systems and processes, and utilizing a network of contracted transportation providers, including, but not limited to, contracted motor carriers, railroads, and air and ocean carriers. We make a profit driven by the value we provide our customers and the resulting difference between what we charge to our customers for the totality of services provided to them and what we pay to the transportation providers to handle or transport the freight. While industry definitions vary, given our extensive contracting to create a flexible network of solutions, we are generally referred to in the industry as a third party logistics company.
We provide the following transportation and logistics services:
•Truckload: Through our contracts with motor carriers, we have access to dry vans, temperature controlled vans, flatbeds, and bulk capacity. We connect our customers with contracted motor carriers who specialize in their transportation lanes and product types, and we help contracted motor carriers optimize the usage of their equipment.
•Less than Truckload (“LTL”): LTL transportation involves the shipment of single or multiple pallets of freight. We primarily focus on shipments of a single pallet or larger, although we handle any size shipment. Through our contracts with motor carriers and use of Navisphere, we consolidate freight and freight information to provide our customers with a single source of information on their freight. In many instances, we will consolidate partial shipments for several customers into full truckloads.
•Intermodal: Our intermodal transportation service is the shipment of freight in trailers or containers by a combination of truck and rail. We have intermodal marketing agreements with container owners and all Class 1 railroads in North America, and we arrange local pickup and delivery (known as drayage) through local contracted motor carriers. In addition, we own approximately 1,500 and lease approximately 1,100 intermodal containers.
•Ocean: As a non-vessel ocean common carrier (“NVOCC”) and freight forwarder, we consolidate shipments, determine routing, select ocean carriers, contract for ocean shipments, and/or provide for local pickup and delivery of shipments.
•Air: As a certified Indirect Air Carrier (“IAC”) and freight forwarder, we organize air shipments and provide door-to-door service.
•Customs: Our customs brokers are licensed and regulated by U.S. Customs and Border Protection and other authoritative governmental agencies to assist importers and exporters in meeting legal requirements governing imports and exports.
•Other Logistics Services: We provide fee-based managed services, warehousing services, small parcel, and other services.
Customers communicate their freight needs, typically on an order-by-order basis, to the C.H. Robinson team responsible for their account. The team ensures that all necessary information regarding each shipment is available in Navisphere. This information is received electronically by Navisphere from the customers' system, entered by our employees into Navisphere, or by the customer through our web tools. We utilize the information from Navisphere and other available sources to select the best contracted carrier based upon factors such as their service score, equipment availability, freight rates, and other relevant factors.

Once the contracted carrier is selected, we receive the contracted carrier’s commitment to provide the transportation. During the time when a shipment is executed, we connect frequently, either electronically or manually, with the contracted carrier to track the status of the shipment to meet the unique needs of our customers.
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
As a result of our logistics capabilities, some of our customers have us handle all, or a substantial portion, of their freight transportation requirements. Our employees price our services to provide a profit to us for the totality of services performed for the customer. Our services to the customer may be priced on a spot market, or transactional basis, or prearranged contractual rates. Most of our contractual rate commitments are for one year or less and allow for renegotiation. As is typical in the transportation industry, most of these contracts do not include specific volume commitments. When we enter into prearranged rate agreements for truckload services with our customers, we usually have fuel surcharge agreements which allow for fuel to primarily act as a pass-through cost, in addition to the underlying line-haul portion of the rate.
We purchase most of our truckload services from our contracted truckload carriers on a spot market, or transactional basis, even when we are working with the customer on a contractual basis. In a small number of cases, we may get advance commitments from one or more contracted motor carriers to transport contracted shipments for the length of our customer contract. In those cases, where we have prearranged rates with contracted motor carriers, there is a calculated fuel surcharge based on a mutually agreed-upon formula.
While providing day-to-day transportation services, our employees often identify opportunities for additional logistics services as they become more familiar with our customers’ daily operations and the nuances of our customers’ supply chains. We offer a wide range of logistics services on a global basis that reduce or eliminate supply chain inefficiencies. We analyze customers’ current transportation rate structures, modes of shipping, and carrier selection. We identify opportunities to consolidate shipments for cost savings. We suggest ways to improve operating and shipping procedures and manage claims. We help customers minimize storage through crossdocking and other flow-through operations. Many of these services are provided in connection with providing the transportation services based on the nature of the customer relationship. In addition to these transportation services, we may provide additional logistics services, such as contract warehousing, consulting, transportation management, and other services, for which we are usually paid separately.
We have broadened our relationship with many of our customers through an emphasis on integrated logistics solutions resulting in us managing a greater portion of their supply chains. We often serve our customers through specially created teams and through multiple locations. Our transportation and logistics services are provided to numerous international customers through our worldwide network.
Transportation services accounted for approximately 96 percent of net revenues in 2019 and 2018, respectively, and 95 percent in 2017. Net revenues are a non-GAAP financial measure calculated as total revenues less the total of purchased transportation and related services and the cost of purchased products sourced for resale. For additional information, see Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The table below shows our net revenues by transportation mode, for the years ended December 31 (in thousands):

	2019	2018	2017	2016	2015
Truckload	$1,348,878	$1,445,916	$1,229,999	$1,257,191	$1,316,533
LTL	477,348	471,275	407,012	381,817	360,706
Intermodal	27,670	32,469	29,145	33,482	41,054
Ocean	308,367	312,952	290,630	244,276	223,643
Air	106,777	120,540	100,761	82,167	79,096
Customs	91,828	88,515	70,952	50,509	43,929
Other Logistics Services	121,994	122,077	117,117	105,369	82,548
Total	$2,482,862	$2,593,744	$2,245,616	$2,154,811	$2,147,509

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
Sourcing accounted for approximately four percent of our net revenues in 2019 and 2018, respectively, and five percent in 2017.
Organization
Segment information. We have two reportable segments: NAST and Global Forwarding with our remaining operating segments reported as All Other and Corporate. The All Other and Corporate segment includes Robinson Fresh, Managed Services, Other Surface Transportation outside of North America, and other miscellaneous revenues and unallocated corporate expenses. See additional disclosure in Note 9, Segment Reporting, to our consolidated financial statements.
NAST provides freight transportation services across North America through a network of offices in the United States, Canada, and Mexico. The primary services provided by NAST are truckload, LTL, and intermodal.
Global Forwarding provides global logistics services through an international network of offices in North America, Europe, Asia, Oceania, and South America; and also contracts with independent agents worldwide. The primary services provided by Global Forwarding include ocean freight services, air freight services, and customs brokerage.
All Other and Corporate primarily consists of Robinson Fresh, Managed Services and Other Surface Transportation outside of North America. Robinson Fresh provides sourcing services which primarily include the buying, selling, and marketing of fresh fruits, vegetables, and other perishable items. Robinson Fresh sources products from around the world.
Managed Services is primarily comprised of our TMC division which offers Managed TMS®. Managed TMS combines the use of Navisphere, logistics process expertise, and consulting services in relation to the use of motor carriers chosen by our customers. Customers can access Navisphere, logistics experts, and supply chain engineers to manage their day-to-day operations and optimize supply chain performance.
Other Surface Transportation revenues are primarily earned by our Europe Surface Transportation operating segment. Europe Surface Transportation provides services similar to NAST across Europe.
Office Network. To keep us close to our customers and markets, we operate through a network of offices in North America, Europe, Asia, Oceania, and South America.
Our employees are responsible for developing new business, negotiating and pricing services, receiving and processing service requests from customers, and negotiating with carriers to provide the transportation requested. In addition to routine transportation, employees are often called upon to handle customers’ unusual, seasonal, and emergency needs. We have developed complex proprietary pricing algorithms that guide our employees regarding establishing competitive pricing with our customers and contracted motor carriers based on the unique characteristics of each customer's shipment. Employees typically rely on expertise in other offices when contracting and executing truckload, LTL, intermodal, ocean and air shipments. Multiple network offices often also work together to service larger, global accounts where the expertise and resources of more than one office are required to meet the customer’s needs. Their efforts are usually coordinated by one “lead” office on the account.
Network Employees. Employees are generally specialized into roles on new customer sales opportunities, account managing existing customer relationships, managing contracted carrier/supplier relationships for procuring capacity, or ongoing service and operations of shipments. Customer sales opportunities are identified through our internal database, referrals from current customers, leads generated by people through knowledge of their local and regional markets, company marketing efforts, and access to transportation industry shipment databases. Employees who are responsible for recruiting new motor carriers refer them to our centralized carrier services group to confirm they are properly licensed and insured, have acceptable Federal Motor Carrier Safety Administration (“FMCSA”) issued safety ratings, and will enter into a contract for transportation services with C.H. Robinson.
Working with their regional or divisional leaders, each team makes hiring and staffing decisions, based on balancing business needs with personnel investment and meeting targeted productivity and profitability goals. Because the quality of our employees is essential to our success, we are highly selective in our recruiting and hiring. To support our hiring processes, we have a corporate talent acquisition team that develops a pipeline of qualified candidates that managers can draw from. Our applicants typically have college degrees, and may have some business experience, although not necessarily within the transportation industry.
Our employees go through centralized onboarding that emphasizes development of the skills necessary to become productive employees, including technology training on our proprietary systems and our customer service philosophy. Centralized training is followed by ongoing, on-the-job training.

Compensation programs include performance-based metrics and cash incentives directly tied to productivity and performance. A significant portion of network management compensation is dependent on the growth and profitability of their team. They are paid a performance-based bonus, which is measured based on balanced growth in top and bottom line performance of the team they represent for that calendar year. The percentage they can potentially earn is predetermined in an annual bonus contract and is based on their role and the overall success of the team.

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

Employees benefit both through the growth and profitability of their team and by achieving individual goals. They are motivated by the opportunity to advance in a variety of career paths, including management, corporate sales, and customer and carrier account management.
Shared Services. Our network offices are supported by our shared and centralized services. Approximately 12 percent of our employees provide shared services in centralized centers. Over 55 percent of these shared services employees are technology personnel who enhance and maintain our proprietary operating system software and our technology infrastructure.
Customer Relationships
We work to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing them with a full range of logistics services. During 2019, we served over 119,000 customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries.
During 2019, our largest customer accounted for approximately two percent of total revenues. In recent years, we have grown by adding new customers and by increasing our volumes with, and providing more services to, our existing customers.
We seek additional business from existing customers and pursue new customers based on our knowledge of the marketplace and the range of logistics services that we can provide. We believe that our account management disciplines, expertise and technology enable our employees to better serve our customers by combining a broad knowledge of logistics and market conditions with a deep understanding of the specific supply chain issues facing individual customers and certain vertical industries. With the guidance of our executive and shared services teams, offices are given significant latitude to pursue opportunities and to commit our resources to serve our customers.
Relationships with Transportation Providers
We continually work on establishing contractual relationships with qualified transportation providers that also meet both ours and our customers’ service requirements to provide dependable services, favorable pricing, and available capacity during periods when demand for transportation equipment is greater than the supply. We own very little transportation equipment and do not employ the people directly involved with the delivery of our customers’ freight, so these relationships are critical to our success.
In 2019, we worked with approximately 78,000 transportation providers worldwide, of which the vast majority are contracted motor carriers. To strengthen and maintain our relationships with contracted motor carriers, our employees regularly communicate with contracted motor carriers and try to assist them by increasing their equipment utilization, reducing their empty miles, and repositioning their equipment. To make it easier for contracted motor carriers to work with us, we have a policy of contracted motor carrier invoice payment upon receipt of proof of delivery in accordance with our standard payment terms. For those contracted motor carriers who would like a faster payment, we also offer expedited payment upon receipt of proof of delivery in exchange for a discount, along with offering in-trip cash advances.
Contracted motor carriers provide access to dry vans, temperature controlled vans, flatbeds, and bulk capacity. These contracted motor carriers are of all sizes, including owner-operators of a single truck, small and mid-size fleets, private fleets, and the largest national trucking companies. Consequently, we are not dependent on any one contracted motor carrier. Our largest truck transportation provider was less than two percent of our total cost of transportation in 2019. Contracted motor carriers that had fewer than 100 tractors transported approximately 81 percent of our truckload shipments in 2019. Every United States and Canadian motor carrier with which we do business with is required to execute a contract that establishes that the motor carrier is acting as an independent contractor. At the time the contract is executed, and thereafter, through subscriptions with a third party service, we confirm that each United States contracted motor carrier is properly licensed and insured, has the necessary federally-issued authority to provide transportation services, and can provide the necessary level of service on a dependable basis. Our motor carrier contracts require that the contracted motor carrier issue invoices only to and accept payment solely from us for the shipments that they transport under their contract with us and allow us to withhold payment to satisfy previous claims or shortages. Our standard contracts do not include volume commitments, and typically the initial contract rate is modified each time we confirm an individual shipment with a contracted motor carrier.
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
Competition
The transportation services industry is highly competitive and fragmented. We compete against many logistics companies, including technology-based service companies, trucking companies, property freight brokers, carriers offering logistics services, NVOCCs, IACs, and freight forwarders. We also buy from and sell transportation services to companies that compete with us.
In our sourcing business, we compete with produce brokers, produce growers, produce marketing companies, produce wholesalers, and foodservice buying groups. We also buy from and sell produce to companies that compete with us.
We often compete with respect to price, scope of services, or a combination thereof, but believe that our most significant competitive advantages are:
•People: Smart, dedicated, empowered people act as an extension of our customers’ teams to innovate and execute their supply chain strategies;
•Process: Proven processes and solutions combine strategy with practical experience for customized action plans that succeed in the real world;
•Technology: Navisphere, our proprietary technology, provides flexibility, global visibility, customized solutions, easy integration, broad connectivity, and advanced security;

•Network: Our customers gain local presence, regional expertise, and multiple global logistics options from one of the world’s largest providers of logistics services;
•Relationships: A large number of unique, strong relationships provide global connections and valuable market knowledge;
•Portfolio of Services: A wide selection of services and products help provide our customers with consistent capacity and service levels;
•Scale: Our customers leverage our industry-leading capacity, broad procurement options, and substantial shipment volumes for better efficiency, service, and marketplace advantages; and
•Stability: Our financial strength, discipline, and consistent track record of success for strategic support of our customers’ supply chains.
Seasonality
Our operating results have been subject to seasonal trends as a result of, or influenced by, numerous factors, including national holidays, weather patterns, consumer demand, economic conditions, and other similar and subtle forces. Although seasonal changes in the transportation industry have not had a significant impact on our cash flow or results of operations, we expect this trend to continue and we cannot guarantee that it will not adversely impact us in the future.
Proprietary Information Technology and Intellectual Property
We rely on a combination of cyber security, trademarks, copyrights, trade secrets, and nondisclosure and non-competition agreements to establish and protect our intellectual property and proprietary technology. Additionally, we have numerous registered trademarks, trade names, and logos in the United States and international locations.
Our software systems are essential to service our customers and contracted carriers, and manage our business. In 2019, we executed approximately 18 million shipments for more than 119,000 customers with more than 78,000 contracted carriers.
Our operational systems help our employees service customer orders, select the optimal mode of transportation, build and consolidate shipments, identify appropriate carriers and manage exceptions, all based on customer-specific service parameters. Our data estate provides our organization with the necessary business intelligence to allow for the necessary decision support in all areas of our business.
Our operations primarily use Navisphere, a global, multi modal transportation management system that allows customers to communicate worldwide with parties in their supply chain across languages, currencies, and continents. Navisphere offers sophisticated business analytics to help improve supply chain performance and meet increasing customer demands.
The Navisphere Vision product allows our customers to see their freight across all modes and services globally in a single view. Details of shipment contents, status of shipments based on milestones, disruptions to shipments, and resulting estimated time of arrival adjustment using artificial intelligence are provided for the customer to manage their supply chain exceptions. Collaboration, intelligent notifications, and performance score carding allow customers to manage their supply chain and identify inefficiencies.
The Navisphere Carrier platform provides contracted motor carriers access to the functionality necessary to manage their relationship with C.H. Robinson. Contracted motor carriers can access available freight, provide online status updates, keep track of receivables, and upload scanned documentation. Many of our contracted motor carriers’ favorite features from Navisphere Carrier are also available through our Navisphere Carrier mobile application available for Android and iOS mobile operating systems.
The Navisphere Driver mobile application provides contracted motor carriers’ drivers with load status automation capabilities. Drivers can elect to allow the application to automated location services and updates while in-transit. Drivers can also capture and upload bill of lading documentation to initiate payment processes. The track and trace capabilities give our systems and customers frequent load status information.
Freightquote by C.H. Robinson is a web-based, mobile-responsive offering designed to streamline the shipping process for small business customers allowing the booking of freight without any shipping knowledge or expertise. Freightquote's small business customers can go online with their phone, tablet, or computer to book their LTL or truckload freight, track shipments, get proactive notifications and pay for transportation services with a credit card.

Government Regulation
Our operations may be regulated and licensed by various federal, state, and local transportation agencies in the United States and similar governmental agencies in foreign countries in which we operate.
We are subject to licensing and regulation as a property freight broker and are licensed by the U.S. Department of Transportation (“DOT”) to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. We are also subject to regulation by the Federal Maritime Commission (“FMC”) as an ocean freight forwarder and a NVOCC and we maintain separate bonds and licenses for each. We operate as a Department of Homeland Security certified IAC, providing air freight services, subject to commercial standards set forth by the International Air Transport Association (“IATA”) and federal regulations issued by the Transportation Security Administration (“TSA”). We provide customs brokerage services as a customs broker under a license issued by the U.S. Customs and Border Protection and other authoritative governmental agencies. We also have and maintain other licenses as required by law.
Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, some intrastate shipments for which we arrange transportation may be subject to additional licensing, registration, or permit requirements. We contractually require and rely on the motor carrier transporting the shipment to ensure compliance with these types of requirements. We, along with the contracted motor carriers that we rely on in arranging transportation services for our customers, are also subject to a variety of federal and state safety and environmental regulations. Although compliance with the regulations governing licensees in these areas has not had a materially adverse effect on our operations or financial condition in the past, there can be no assurance that such regulations or changes thereto will not adversely impact our operations in the future. Violation of these regulations could also subject us to fines, as well as increased claims liability.
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
Risk Management and Insurance
We contractually require all motor carriers we work with to carry at least $750,000 in automobile liability insurance and $25,000 in cargo insurance. We also require all contracted motor carriers to maintain workers compensation and other insurance coverage as required by law. Most contracted motor carriers have insurance exceeding these minimum requirements. Railroads, which are generally self-insured, provide limited common carrier cargo loss or damage liability protection, generally up to $250,000 per shipment.
In North America, as a property freight broker, we are not legally liable for loss or damage to our customers’ cargo. In our customer contracts, we may agree to assume cargo liability up to a stated maximum. We typically do not assume cargo liability to our customers above minimum industry standards in our international freight forwarding, ocean transportation, or air freight businesses on international or domestic air shipments. With regards to international freight forwarding, certain ocean transportation, international domestic air freight shipments, and NAST LTL shipments, we offer our customers the option to purchase shippers’ interest insurance coverage to insure goods in transit. When we agree to store goods for our customers for longer terms, we provide limited warehouseman’s coverage to our customers and typically contract for warehousing services from companies that provide us the same degree of coverage.
We maintain a broad cargo liability insurance policy to help protect us against catastrophic losses that may not be recovered from the responsible contracted carrier. We also carry various liability insurance policies, including automobile and general liability, with a $200 million umbrella where we carry a $15 million retention. Our contingent automobile liability coverage has a primary retention of $5 million per incident.
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

We maintain a cyber liability insurance policy with coverage of $10 million to help protect us against losses that may result from a cyber-related security breach or similar event. This policy has a retention of $1 million per incident.
Environmental, Social, and Governance (“ESG”)

We integrate ESG into our business, driven by our “EDGE” values of Evolving constantly, Delivering excellence, Growing together and Embracing integrity, to help to ensure we deliver value to our customers, employees, suppliers, shareholders and communities. We incorporate these principles into our business in a number of ways, including:

•Environmental Sustainability: By leveraging our scope, size and scale, we work with customers to help optimize their supply chain, eliminate empty miles on the road, and reduce their carbon footprint. C.H. Robinson has been an active member of SmartWay,® a transportation program of the U.S. Environmental Protection Agency since 2005. In 2019, we announced a goal to reduce our Scope 1 and 2 carbon intensity 40% by 2025. Additionally, we joined the Sustainable Packaging Coalition in an effort to reduce waste in packaging for our fresh produce sourcing services.

•Diversity and Inclusion: We are committed to fostering an inclusive workplace that attracts and retains high-performing diverse talent. This commitment is demonstrated by integrating diversity and inclusion initiatives into our talent strategies and across our business. Last year, this included integration into employee training programs and ensuring our employee benefit programs meet the needs of our diverse employee workforce.

•Community Engagement: Through our company and the C.H. Robinson Foundation, we contributed to more than 800 charities operating around the globe and our employees donated more than 11,000 hours to nonprofits in their local communities in 2019. We proudly support organizations that matter most to our people through employee match programs, grantmaking, disaster relief efforts, employee hardship and scholarship fund programs. We also make a difference in our industry through our carrier scholarship program and our support of Truckers Against Trafficking, which works with the transportation industry to fight human trafficking.
Information about our Executive Officers
The Board of Directors designates the executive officers annually. Below are the names, ages, and positions of the executive officers as of February 19, 2020:

Name	Age	Position
Robert C. Biesterfeld, Jr.	44	President and Chief Executive Officer
Ben G. Campbell	54	Chief Legal Officer and Secretary
Michael Castagnetto	43	President of Robinson Fresh
Jeroen Eijsink	47	President of C.H. Robinson Europe
Angela K. Freeman	52	Chief Human Resources and ESG Officer
Jordan T. Kass	47	President of Managed Services
Michael W. Neill	49	Chief Technology Officer
Christopher J. O’Brien	51	Chief Commercial Officer
Mac Pinkerton	46	President of NAST
Michael J. Short	49	President of Global Freight Forwarding
John P. Wiehoff	58	Executive Chairman of the Board
Michael P. Zechmeister	53	Chief Financial Officer

Robert C. Biesterfeld, Jr. was named Chief Executive Officer in May 2019. Prior to becoming CEO, he held the positions of Chief Operating Officer from February 2018 to May 2019, President of NAST from January 2016 to December 2018, Vice President of Truckload from January 2014 to December 2015, Vice President of Sourcing and Temperature Controlled Transportation from January 2013 to December 2014, and General Manager for the U.S. West Sourcing Region for the company’s Robinson Fresh division from 2003 to 2011. He began his career with C.H. Robinson in 1999 in the Corporate Procurement and Distribution Services office. Bob serves on the Board of Directors for the Transportation Intermediaries Association and is trustee of the Winona State University Foundation. Bob graduated from Winona State University with a Bachelor of Arts degree.

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
Michael Castagnetto was named President of Robinson Fresh in January 2020. Prior executive positions with the company include Vice President, General Manager, and Director of Sourcing from 2013 to 2019. Prior to his executive roles, Michael held various customer facing roles within the company. He began his career with C.H. Robinson through the acquisition of FoodSource, Inc. in 2005. He is a board member of the United Fresh Produce Association and the Pinky Swear Foundation. He holds a Bachelor of Arts from Saint Mary’s College of California.
Jeroen Eijsink was named President of C.H. Robinson Europe in September 2015. Jeroen previously served as Chief Executive Officer of DHL Freight Germany, where he was responsible for the road and rail transport activities for DHL in Germany from March 2013 to August 2015. He also served as Chief Executive Officer of DHL Freight Belgium, Netherlands, and United Kingdom from January 2011 to February 2013 and managing director of DHL Freight United Kingdom and Ireland from May 2006 to December 2010. Prior to joining Deutsche Post DHL, Jeroen held various management positions at Siemens in Germany.
Angela K. Freeman was named Chief Human Resources Officer in January 2015, and in October 2019 also became ESG Officer. Prior to becoming CHRO, she served as Vice President of Human Resources from August 2012 to December 2014. Previous positions with C.H. Robinson include Vice President of Investor Relations and Public Affairs from January 2009 to August 2012 and Director of Investor Relations, and Director of Marketing Communications. She also serves as the president of the C.H. Robinson Worldwide Foundation. In addition to her responsibilities at C.H. Robinson, Angie currently serves on the Board of Directors of Spartan Motors, Inc. (Nasdaq: SPAR) and on the Board of the University of North Dakota Alumni Association & Foundation. Prior to joining C.H. Robinson in 1998, Angela was with McDermott/O’Neill & Associates, a Boston-based public affairs firm. Angie holds a Bachelor of Arts degree and a Bachelor of Science degree from the University of North Dakota, and a Master of Science degree from the London School of Economics.
Jordan T. Kass was named President of Managed Services in January 2015. He previously served as Vice President of Management Services from January 2013 to January 2015. Previous positions with C.H. Robinson include Director of the TMC division. Jordan began his career in 1994 at American Backhaulers and subsequently joined C.H. Robinson in 2000 following our acquisition of American Backhaulers. Jordan holds a Bachelor of Arts degree from Indiana University.
Michael W. Neill was named Chief Technology Officer in June 2018. Previous positions with the company include IT Director, Application Development from 2010 to 2018, IT Director, Infrastructure and Security from 2005 to 2010, and Software Development Manager from 2002 to 2004. Prior to joining C.H. Robinson in 2002, Mike held IT management positions at ADC Telecommunications and Trans Consolidated Incorporated. Mike also serves as an industry advisory board member to the University of Minnesota, Duluth, Computer Science Department and on the Board of Advisors of AbeTech. Mike holds a Bachelor of Science degree from the University of Minnesota, Duluth and a Master of Science from the University of Minnesota.
Christopher J. O’Brien was named Chief Commercial Officer in January 2015. Prior to that, he served as a Senior Vice President from May 2012 to December 2014. He has served as a Vice President since May 2003. Additional previous positions with C.H. Robinson include President of the company’s European division and manager of the Raleigh, North Carolina, office. Christopher joined the company in 1993. He holds a Bachelor of Arts degree from Alma College in Michigan.
Mac Pinkerton was named President of NAST in January 2019. Prior executive positions with the company include Vice President, Service Lines from July 2017 to December 2018 and Vice President, Transportation from October 2010 to June 2017. Prior to his executive roles, Mac was General Manager in the Mobile, Alabama and Dallas, Texas offices. Mac began his career with C.H. Robinson in 1997 as a transportation representative. He holds a Bachelor of Science degree from Mississippi State University.
Michael J. Short was named President of Global Freight Forwarding in May 2015. He joined C.H. Robinson through the acquisition of Phoenix International ("Phoenix") in 2012 and is a 21-year veteran of the global forwarding industry. Prior to being named President, Mike served as Vice President, Global Forwarding - North America. Prior to joining C.H. Robinson, he held a number of roles at Phoenix, including Regional Manager, Sales Manager, and General Manager of the St. Louis office. He graduated from the University of Missouri in 1993 with a Bachelor of Science degree in Business.
John P. Wiehoff has served as Chairman of the Board since 2007, and intends to retire from the company, including as a director, on May 7, 2020. John served as Chief Executive Officer from May 2002 to May 2019, President of the Company since

December 1999, a director since 2001, and became the chairman in January 2007. Previous positions with the company include Senior Vice President from October 1998, Chief Financial Officer from July 1998 to December 1999, Treasurer from August 1997 to June 1998, and Corporate Controller from 1992 to June 1998. Prior to joining C.H. Robinson, John was employed by Arthur Andersen LLP. John also serves on the Boards of Directors of Polaris Inc. (NYSE: PII) and Donaldson Company, Inc. (NYSE: DCI). He holds a Bachelor of Science degree from St. John’s University.
Michael P. Zechmeister was named Chief Financial Officer in August 2019. Before coming to C.H. Robinson, Mike served as Chief Financial Officer of United Natural Foods, Inc., a food wholesaler, from 2015 to August 2019. Prior to joining United Natural Foods, Inc., Mike spent 25 years at General Mills, Inc. holding a variety of leadership roles, including Vice President of Finance for the Pillsbury Division, Vice President of Finance for U.S. Retail Sales, and Treasurer. Mike holds a Bachelor of Science in Business degree from the Carlson School of Management at the University of Minnesota and earned a MBA in Finance, Marketing, and Strategy from the Kellogg School of Management at Northwestern University. Mike also serves on the Board of Overseers for the Carlson School of Management at the University of Minnesota.
Employees
As of December 31, 2019, we had a total of 15,427 employees, approximately 13,600 of whom were in our network offices. Our remaining employees centrally serve our network of offices in areas such as finance, information technology, legal, marketing, and human resources.
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
Economic recessions could have a significant, adverse impact on our business. The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest rate fluctuations, currency fluctuations, and other economic factors beyond our control. Deterioration in the economic environment subjects our business to various risks, which may have a material and adverse impact on our operating results and cause us to not reach our long-term growth goals:
•Decrease in volumes: A reduction in overall freight volumes in the marketplace reduces our opportunities for growth. A significant portion of our freight are transactional or “spot” market opportunities. The transactional market may be more impacted than the contractual freight market by overall economic conditions. In addition, if a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, particularly among certain national retailers or in the food, beverage, retail, manufacturing, paper, ecommerce, or printing industries, our operating results could be adversely affected.
•Credit risk and working capital: Some of our customers may face economic difficulties and may not be able to pay us, and some may go out of business. In addition, some customers may not pay us as quickly as they have in the past, causing our working capital needs to increase.
•Transportation provider failures: A significant number of our contracted transportation providers may go out of business and we may be unable to secure sufficient equipment or other transportation services to meet our commitments to our customers.
•Expense management: We may not be able to appropriately adjust our expenses to changing market demands. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing levels to our business needs. In addition, we have other expenses that are fixed for a period of time, and we may not be able to adequately adjust them in a period of rapid change in market demand.
Higher carrier prices may result in decreased net revenue margin. Carriers can be expected to charge higher prices if market conditions warrant, or to cover higher operating expenses. Our net revenues and income from operations may decrease if we are unable to increase our pricing to our customers. Increased demand for over-the-road transportation services and changes in regulations may reduce available capacity and increase motor carrier pricing. In some instances where we have entered into contract freight rates with customers, in the event market conditions change and those contracted rates are below market rates, we may be required to provide transportation services at a net revenue loss.
Changing fuel costs and interruptions of fuel supplies may have an impact on our net revenue margins. In our truckload transportation business, which is the largest source of our net revenues, fluctuating fuel prices may result in decreased net revenue margin. While our different pricing arrangements with customers and contracted motor carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through cost to our truckload business. In times of fluctuating fuel prices, our net revenue margin may also fluctuate.

Our dependence on third parties to provide equipment and services may impact the delivery and quality of our transportation and logistics services. We do not employ the people directly involved in delivering our customers’ freight. We depend on independent third parties to provide truck, rail, ocean, and air services and to report certain events to us, including, but not limited, to shipment status information and freight claims. These independent third parties may not fulfill their obligations to us, preventing us from meeting our commitments to our customers. This reliance also could cause delays in reporting certain events, including recognizing claims. In addition, if we are unable to secure sufficient equipment or other transportation services from third parties to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control, including:
•equipment shortages in the transportation industry, particularly among contracted motor carriers;
•changes in regulations impacting transportation;
•disruption in the supply or cost of fuel;
•reduction or deterioration in rail service; and
•unanticipated changes in freight markets.
We are subject to negative impacts of changes in political and governmental conditions. Our operations are subject to the influences of significant political, governmental, and similar changes and our ability to respond to them, including:
•changes in political conditions and in governmental policies;
•changes in and compliance with international and domestic laws and regulations; and
•wars, civil unrest, acts of terrorism, and other conflicts.
We may be subject to negative impacts of catastrophic events. A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber-attack, heightened security measures, actual or threatened terrorist attack, strike, civil unrest, pandemic, or other catastrophic event could cause delays in providing services or performing other critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or information systems could harm our ability to conduct normal business operations and adversely impact our operating results.

In addition, the ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions and extended shutdown of certain businesses in the region. These or any further political or governmental developments or health concerns in China or other countries in which we operate could adversely impact our operating results but at this point, the extent to which the coronavirus may impact our results is uncertain.
Our international operations subject us to operational and financial risks. We provide services within and between foreign countries on an increasing basis. Our business outside of the United States is subject to various risks, including:
•changes in tariffs, trade restrictions, trade agreements, and taxations;
•difficulties in managing, or overseeing foreign operations and agents;
•limitations on the repatriation of funds because of foreign exchange controls;
•different liability standards; and
•intellectual property laws of countries that do not protect our rights in our intellectual property, including, but not limited to, our proprietary information systems, to the same extent as the laws of the United States.
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
We rely on technology to operate our business. We have internally developed the majority of our operating systems. Our continued success is dependent on our systems continuing to operate and to meet the changing needs of our customers and users. We rely on our technology staff and vendors to successfully implement changes to and maintain our operating systems in an efficient manner. If we fail to maintain, protect, and enhance our operating systems, we may be at a competitive disadvantage and lose customers.
As demonstrated by recent material and high-profile data security breaches, computer malware, viruses, and computer hacking and phishing attacks have become more prevalent, have occurred on our operating systems in the past, and may occur on our operating systems in the future. Previous attacks on our operating systems have not had a material financial impact on our operations, but we cannot guarantee that future attacks will have little to no impact on our business. Furthermore, given the interconnected nature of the supply chain and our significant presence in the industry, we believe that we may be an attractive target for such attacks.
Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, a significant impact on the performance, reliability, security, and availability of our operating systems and technical infrastructure to the satisfaction of our users may harm our reputation, impair our ability to retain existing customers or attract new customers, and expose us to legal claims and government action, each of which could have a material adverse impact on our financial condition, results of operations, and growth prospects.
Our operations may be materially adversely affected by inconsistent management practices. We manage our business through a network of offices throughout North America, Europe, Asia, Oceania, and South America, supported by executives and shared and centralized services, with local management responsible for day-to-day operations, personnel decisions, and adherence to applicable local laws. Inconsistent management practices could materially and adversely affect our overall profitability and expose us to litigation.
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
We are subject to claims arising from our transportation operations. We use the services of thousands of transportation companies in connection with our transportation operations. From time to time, the drivers employed and engaged by the motor carriers we contract with are involved in accidents, which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted motor carrier. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for motor carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage or may not be covered by insurance at all. In addition, our automobile liability policy has a primary retention of $5 million per incident. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability. Our involvement in the transportation of certain goods, including but not limited to hazardous materials, could also increase our exposure in the event one of our contracted motor carriers is involved in an accident resulting in injuries or contamination.
Our sourcing business is dependent upon the supply and price of fresh produce. The supply and price of fresh produce is affected by weather and growing conditions including but not limited to flood, drought, freeze, insects, disease and other conditions over which we have no control. Commodity prices can be affected by shortages or overproduction and are often highly volatile. If we are unable to secure fresh produce to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. To assure access to certain commodities, we occasionally make monetary advances to growers to finance their operations. Repayment of these advances is dependent upon the growers’ ability to grow and harvest marketable crops.
Buying and reselling fresh produce exposes us to possible product liability. Agricultural chemicals used on fresh produce are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Product recalls in the produce industry have been caused by concern about particular chemicals and alleged contamination, often leading to lawsuits brought by consumers of allegedly affected produce. We may face claims for a variety of damages arising from the sale of produce, which may include potentially uninsured consequential damages. While we are insured for up to $200 million for product liability claims subject to a $500,000 per incident deductible, settlement of class action claims is often costly, and we cannot guarantee that our coverage will be adequate and will continue to be available. If we have to recall produce, we may be required to bear the cost of repurchasing, transporting, and destroying any allegedly contaminated product, as well as associated consequential damages. We carry product recall insurance coverage of $50 million. This policy has a retention of $5 million per incident. Any recall or allegation of contamination could affect our reputation, particularly of our proprietary and/or licensed branded produce programs. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.
Our business depends upon compliance with numerous government regulations. Our operations may be regulated and licensed by various federal, state, and local transportation agencies in the United States and similar governmental agencies in foreign countries in which we operate.
We are subject to licensing and regulation as a property freight broker and are licensed by the DOT to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. We are also subject to regulation by the FMC as an ocean freight forwarder and a NVOCC, and we maintain separate bonds and licenses for each. We operate as a Department of Homeland Security certified IAC, providing air freight services, subject to commercial standards set forth by the IATA and federal regulations issued by the TSA. We provide customs brokerage services as a customs broker under a license issued by the U.S. Customs and Border Protection and other authoritative governmental agencies. We also have and maintain other licenses as required by law.
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
Legislative or regulatory changes can affect the economics of the transportation industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services. As part of our logistics services, we operate owned or leased warehouse facilities. Our operations at these facilities include both warehousing and distribution services, and we are subject to various federal, state, and international environmental, work safety, and hazardous materials regulations. We may experience an increase in operating costs, such as security costs, as a result of governmental regulations that have been and will be adopted in response to terrorist activities and potential terrorist activities. No assurances can be given that we will be able to pass these increased costs on to our customers in the form of rate increases or surcharges, and our operations and profitability may suffer as a result.
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

Our contracted motor carriers are subject to increasingly stringent laws protecting the environment, including those relating to climate change, which could directly or indirectly have a material adverse effect on our business. Future and existing environmental regulatory requirements in the U.S. and abroad could adversely affect operations and increase operating expenses, which in turn could increase our purchased transportation costs. If we are unable to pass such costs along to our customers, our business could be materially and adversely affected. Even without any new legislation or regulation, increased public concern regarding greenhouse gases emitted by transportation carriers could harm the reputations of companies operating in the transportation logistics industries and shift consumer demand toward more locally sourced products and away from our services.
We derive a significant portion of our total revenues and net revenues from our largest customers. Our top 100 customers comprise approximately 32 percent of our consolidated total revenues and 24 percent of consolidated net revenues. Our largest customer comprises approximately two percent of our consolidated total revenues. The sudden loss of major customers could materially and adversely affect our operating results.
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
Our growth and profitability may not continue, which may result in a decrease in our stock price. Our long-term growth objective is to grow earnings per share by 10 percent annually. Long-term growth targets represent an over time perspective and do not necessarily represent an expected annual growth rate. There can be no assurance that our long-term growth objective will be achieved or that we will be able to effectively adapt our management, administrative, and operational systems to respond to any future growth. Future changes in and expansion of our business, or changes in economic or political conditions, could adversely affect our operating margins. Slower or less profitable growth or losses could adversely affect our stock price.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters is in Eden Prairie, Minnesota. The total square footage of our five buildings, three of which we own, in Eden Prairie is 400,000. This total includes a data center of approximately 18,000 square feet.
We also own an office in Kansas City, MO of approximately 208,000 square feet and a data center in Oronoco, MN of approximately 32,000 square feet. We lease approximately 300 locations used for office space in approximately 265 cities around the world, most notably a fifteen year lease of approximately 207,000 square feet in Chicago, IL. In addition, we lease warehouse space totaling approximately 1.6 million square feet in 20 locations primarily within the United States.
Most of our offices and warehouses are leased from third parties under leases with initial terms ranging from three to fifteen years. Our office locations range in space from 1,000 to 208,000 square feet. Because we are a global enterprise characterized by substantial intersegment cooperation, properties are often used by multiple business segments.
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
On February 14, 2020, the closing sales price per share of our common stock as quoted on the Nasdaq Global Select Market was $72.01 per share. On February 14, 2020, there were approximately 136 holders of record. On February 11, 2020, there were approximately 208,709 beneficial owners of our common stock.
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

The following table provides information about company purchases of common stock during the quarter ended December 31, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 2019	200,247	$84.96	194,622	10,652,792
November 2019	452,142	75.63	450,700	10,202,092
December 2019	210,707	76.77	208,409	9,993,683
Fourth quarter 2019	863,096	$78.07	853,731	9,993,683
________________________________
(1) The total number of shares purchased includes: (i) 853,731 shares of common stock purchased under the authorization described below; and (ii) 9,365 shares of common stock surrendered to satisfy statutory tax withholding obligations under our stock incentive plans.
(2) In May 2018, the Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. As of December 31, 2019, there were 9,993,683 shares remaining for future repurchases under this authorization. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated share repurchase programs.

The graph below compares the cumulative 5-year total return of holders of C.H. Robinson Worldwide, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the Nasdaq Transportation index, and the S&P Midcap 400 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2014 to December 31, 2019.

	December 31,
	2014	2015	2016	2017	2018	2019
C.H. Robinson Worldwide, Inc.	$100.00	84.78	102.58	127.74	123.12	117.32
S&P 500	$100.00	101.38	113.51	138.28	132.23	173.86
S&P Midcap 400	$100.00	97.82	118.11	137.30	122.08	154.07
Nasdaq Transportation	$100.00	86.61	104.22	128.89	117.83	137.84
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

STATEMENT OF OPERATIONS DATA
Year Ended December 31,	2019(1)	2018(1)	2017	2016	2015
Total revenues	$15,309,508	$16,631,172	$14,869,380	$13,144,413	$13,476,084
Net revenues	2,586,310	2,705,235	2,368,050	2,277,528	2,268,480
Income from operations	789,976	912,083	775,119	837,531	858,310
Net income	576,968	664,505	504,893	513,384	509,699
Net income per share
Basic	$4.21	$4.78	$3.59	$3.60	$3.52
Diluted	$4.19	$4.73	$3.57	$3.59	$3.51
Weighted average number of shares outstanding (in thousands)
Basic	136,955	139,010	140,610	142,706	144,967
Diluted	137,735	140,405	141,382	142,991	145,349
Dividends per share	$2.01	$1.88	$1.81	$1.74	$1.57

BALANCE SHEET DATA
As of December 31,
Working capital	$1,084,080	$1,319,751	$523,487	$162,384	$282,101
Total assets	4,641,060	4,427,412	4,235,834	3,687,758	3,184,358
Current portion of debt	142,885	5,000	715,000	740,000	450,000
Long-term debt	1,092,448	1,341,352	750,000	500,000	500,000
Total stockholders’ investment	1,670,730	1,595,087	1,425,745	1,257,847	1,150,450

OPERATING DATA
As of December 31,
Employees	15,427	15,262	15,074	14,125	13,159
________________________________
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

	Twelve Months Ended December 31,
	2019	2018	2017
Revenues:
Transportation	$14,322,295	$15,515,921	$13,502,906
Sourcing	987,213	1,115,251	1,366,474
Total Revenues	15,309,508	16,631,172	14,869,380
Costs and expenses:
Purchased transportation and related services	11,839,433	12,922,177	11,257,290
Purchased products sourced for resale	883,765	1,003,760	1,244,040
Total direct costs	12,723,198	13,925,937	12,501,330
Net revenues	$2,586,310	$2,705,235	$2,368,050

MARKET TRENDS
The North America truckload market has faced significant cyclical changes in the last year attributable to weakening demand and excess capacity resulting in pricing and volume declines during the second half of 2019. One of the metrics we use to measure market conditions is the truckload routing guide depth from our Managed Services business. Routing guide depth represents the number of carriers contacted prior to an acceptance when procuring a transportation provider. Routing guide depth is calculated as a simple average of all accepted shipments over all tender instances for any shipment facilitated by our Managed Services business. The average routing guide depth of tender was 1.2 during 2019, representing that on average, the first carrier in a shipper's routing guide was executing the shipment in most cases. This compared to an average depth of tender of 1.7 during 2018. The 2019 routing guide penetration is among the lowest levels we have experienced this decade and is a reflection of both softening demand and reduced pricing and costs over the course of 2019. The global forwarding market was negatively impacted for much of 2019 by excess capacity and reduced demand due to tariff activity and macroeconomic uncertainty especially in trade lanes between China and the United States. In addition, growth rates were negatively impacted by comparisons to 2018 which included shipments to build inventory ahead of tariffs enacted in early 2019. This reduced demand has also significantly reduced air freight volumes as there is inherently less demand for expedited and more expensive air freight.
BUSINESS TRENDS
Our 2019 results are largely consistent with the overall market trends summarized above. As a result of the softening freight environment over the course of 2019, our volumes shifted from spot-market pricing towards contractual business. In the first half of 2019, this shift resulted in margin expansion as contractual pricing decreased at a slower rate than spot-market driven carrier costs. In the second half of 2019, the continued shift to contractual business began to lead to margin compression as spot-market driven carrier pricing declines began to decelerate as compared to our contractual pricing declines. Given the soft freight environment, we continued to see competitive levels of pricing activity to reflect current market conditions which resulted in significant pricing declines in most of our transportation service lines compared to 2018. Our pricing strategies continue to reflect the current market conditions and our intention to be near the top of our customers' routing guide. In addition, the reduced pricing in truckload has resulted in a volume shift from intermodal to truckload while our sourcing revenues declined in 2019 driven by case volume declines with large retailers.
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
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select 2019 year-over-year operating comparisons to 2018:
•Total revenues decreased 7.9 percent to $15.3 billion, driven by lower pricing and volumes across most transportation service lines and decreased sourcing revenue pricing and case volumes.
•Net revenues decreased 4.4 percent to $2.6 billion, primarily driven by margin decline in truckload services.
•Personnel expenses decreased 3.4 percent to $1.3 billion, driven primarily by declines in performance-based compensation, partially offset by a 2.3 percent increase in average headcount.
•Selling, general, and administrative (“SG&A”) expenses increased 10.7 percent to $497.8 million, due primarily to increases in purchased services, particularly commercial off-the-shelf software, and occupancy, partially offset by a reduction in bad debt expense.
•Income from operations totaled $790.0 million, down 13.4 percent due to declining net revenues and increased SG&A expense.
•Operating margin of 30.5 percent decreased 320 basis points.
•Diluted earnings per share (EPS) decreased 11.4 percent to $4.19.
•Cash flow from operations increased 5.4 percent to $835.4 million.

CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Twelve Months Ended December 31,
	2019	2018	% change	2017	% change
Revenues:
Transportation	$14,322,295	$15,515,921	(7.7)%	$13,502,906	14.9%
Sourcing	987,213	1,115,251	(11.5)%	1,366,474	(18.4)%
Total revenues	15,309,508	16,631,172	(7.9)%	14,869,380	11.8%
Costs and expenses:
Purchased transportation and related services	11,839,433	12,922,177	(8.4)%	11,257,290	14.8%
Purchased products sourced for resale	883,765	1,003,760	(12.0)%	1,244,040	(19.3)%
Personnel expenses	1,298,528	1,343,542	(3.4)%	1,179,527	13.9%
Other selling, general, and administrative expenses	497,806	449,610	10.7%	413,404	8.8%
Total costs and expenses	14,519,532	15,719,089	(7.6)%	14,094,261	11.5%
Income from operations	789,976	912,083	(13.4)%	775,119	17.7%
Interest and other expense	(47,719)	(31,810)	50.0%	(46,656)	(31.8)%
Income before provision for income taxes	742,257	880,273	(15.7)%	728,463	20.8%
Provision for income taxes	165,289	215,768	(23.4)%	223,570	(3.5)%
Net income	$576,968	$664,505	(13.2)%	$504,893	31.6%

Diluted net income per share	$4.19	$4.73	(11.4)%	$3.57	32.5%

Net revenue margin percentage
Transportation	17.3%	16.7%	0.6 pts	16.6%	0.1 pts
Sourcing	10.5%	10.0%	0.5 pts	9.0%	1.0 pts
Total net revenue margin	16.9%	16.3%	0.6 pts	15.9%	0.4 pts

Average headcount	15,551	15,204	2.3%	14,687	3.5%

A reconciliation of our reportable segments to our consolidated results can be found in Note 9, Segment Reporting, in Part II, Financial Information of this Annual Report on Form 10-K.
Consolidated Results of Operations—Twelve Months Ended December 31, 2019 Compared to Twelve Months Ended December 31, 2018
Total revenues and direct costs. Total transportation revenues decreased driven by lower pricing and volumes in truckload and, to a lesser extent, decreased intermodal volumes and decreased pricing in our ocean and air service lines. Total purchased transportation and related services decreased due to decreased cost of transportation in most of our transportation services resulting from softening market demand over the course of 2019 and excess carrier capacity. Our sourcing total revenues and purchased products sourced for resale decreased due to lower pricing and costs per case in addition to lower case volume.
Net revenues. Our transportation net revenue margin increased driven by margin expansion in truckload services as we benefited from a shift to contractual volume in a falling cost market for the first half of 2019. The margin expansion in the first half of 2019 was largely offset by margin compression in the second half of 2019 as discussed above. Sourcing net revenue margin increased driven by the strategic decision to exit unprofitable business.
Operating expenses. Personnel expenses decreased primarily due to declines in performance-based compensation, partially offset by an increase in average headcount. Other SG&A expenses increased driven primarily by increases in purchased services, particularly commercial off-the-shelf software and occupancy, partially offset by a reduction in bad debt expense.

Interest and other expense. Interest and other expense increased driven by a $4.2 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses in 2019 compared to a $16.9 million favorable impact in 2018.
Provision for income taxes. Our effective income tax rate was 22.3 percent and 24.5 percent. The effective income tax rate for the twelve months ended December 31, 2019, was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of excess foreign tax credits and share-based payment awards. The effective income tax rate for the twelve months ended December 31, 2018, was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit and foreign income taxes, but was partially offset by the tax impact of share-based payment awards.
Consolidated Results of Operations—Twelve Months Ended December 31, 2018 Compared to Twelve Months Ended December 31, 2017
Total revenues and direct costs. Total transportation revenues increased driven by increased pricing in most of our transportation services, most notably truckload and LTL. Total purchased transportation and related services increased due to increased truckload and LTL purchased transportation costs and higher ocean volumes, which were partially offset by the impact of decreased truckload volumes. Our sourcing total revenue and purchased products sourced for resale decreased $120.5 million as a result of our adoption of ASU 2014-09, Revenue from Contracts with Customers.
Net revenues. Our transportation net revenues increased primarily due to increases in customer pricing, including fuel. Sourcing net revenues decreased due to decreases in net revenue per case and a case volume decrease across a variety of commodities and services, most notably in our restaurant and food service customers. Sourcing net revenue margin increased 1.0 percentage point as a result of our adoption of ASU 2014-09.
Operating expenses. Personnel expenses increased primarily due to an increase in performance-based compensation due to our strong earnings growth and growth in our average headcount. Other SG&A expenses increased driven primarily by increases in occupancy and other professional services expenses, claims and the provision for bad debt.
Interest and other expense. Interest and other expense decreased driven by a $16.9 million favorable impact of foreign currency revaluation and realized foreign currency gains and losses in 2018 compared to a $9.4 million unfavorable impact in 2017. The impact of foreign currency revaluation and realized foreign currency gains was partially offset by increased interest expense due to a higher average debt balance and higher interest rates in 2018 compared to 2017.
Provision for income taxes. Our effective income tax rate was 24.5 percent in 2018 and 30.7 percent in 2017, driven primarily by an $83.1 million benefit from the Tax Act.

NAST Segment Results of Operations

	Twelve Months Ended December 31,
(dollars in thousands)	2019	2018	% change	2017	% change
Total revenues	$11,283,692	$12,346,757	(8.6)%	$10,728,835	15.1%
Purchased transportation and related services	9,486,323	10,440,496	(9.1)%	9,102,661	14.7%
Net revenues
Truckload	1,275,199	1,375,361	(7.3)%	1,168,721	17.7%
LTL	471,616	466,725	1.0%	402,609	15.9%
Intermodal	27,092	31,979	(15.3)%	28,867	10.8%
Other	23,462	32,196	(27.1)%	25,977	23.9%
Total net revenues	1,797,369	1,906,261	(5.7)%	1,626,174	17.2%
Personnel expenses	698,187	749,120	(6.8)%	641,018	16.9%
Other selling, general, and administrative expenses	376,419	335,297	12.3%	324,048	3.5%
Income from operations	$722,763	$821,844	(12.1)%	$661,108	24.3%

Average headcount	7,354	7,387	(0.4)%	7,316	1.0%

Service line volume statistics
Truckload			(2.0)%		(3.5)%
LTL			3.5%		7.5%
Intermodal			(25.5)%		1.0%

Twelve Months Ended December 31, 2019 Compared to Twelve Months Ended December 31, 2018
Total revenues and direct costs. NAST revenues decreased due to lower pricing and volumes in truckload and, to a lesser extent, decreased intermodal volume. These decreases were partially offset by increased LTL volumes. NAST cost of transportation and related services decreased driven by lower cost per mile in truckload services.
Net revenues. NAST net revenues decreased driven primarily by lower net revenue per shipment and lower volumes in truckload services. Excluding the estimated impacts of the decrease in fuel costs, our average truckload rate per mile charged to our customers decreased approximately 10.0 percent due to pricing changes resulting from the marketplace conditions discussed above. Our truckload transportation costs per mile decreased approximately 10.5 percent, excluding the estimated decrease in fuel costs.
NAST LTL net revenues increased primarily due to increased volume partially offset by reduced margins.
NAST intermodal net revenues decreased primarily due to reduced volume driven by the impact of lower truckload pricing resulting in an industry volume shift from intermodal to lower priced truckload services.
Operating expenses. NAST personnel expense decreased primarily related to reduced performance-based compensation as average headcount was essentially flat. NAST SG&A expenses increased primarily due to continued investments in technology and higher occupancy costs.
Twelve Months Ended December 31, 2018 Compared to Twelve Months Ended December 31, 2017
Total revenues and direct costs. NAST revenues increased primarily due to increased pricing to our customers, including fuel, most notably in truckload and LTL services. This increase was partially offset by the impact of decreased truckload volumes. NAST cost of transportation and related services increased following the increase in total revenues.
Net revenues. NAST net revenues increased driven by double digit net revenue percentage increases from all services. NAST net revenue margin increased primarily due to transportation customer pricing growing faster than transportation costs in 2018 compared to 2017.

Truckload net revenues increased driven by higher customer pricing and the impact of moderating freight costs. This increase was partially offset by decreased truckload volumes. Excluding the estimated impacts of the change in fuel prices, our average North America truckload rate per mile charged to our customers increased approximately 21.5 percent in 2018 compared to 2017. Our truckload transportation costs per mile increased approximately 21.0 percent in 2018 compared to 2017 excluding the estimated impacts of the change in fuel prices.
NAST LTL net revenues increased primarily due to increased volume. This increase was partially offset by reduced margins resulting from transportation costs increasing at a faster rate than customer pricing.
NAST intermodal net revenues increased as a result of the elevated repositioning costs included in the 2017 period.
Operating expenses. NAST personnel expense increased primarily related to performance-based compensation and increased average headcount.
Global Forwarding Segment Results of Operations

	Twelve Months Ended December 31,
(dollars in thousands)	2019	2018	% change	2017	% change
Total revenues	$2,327,913	$2,487,744	(6.4)%	$2,140,987	16.2%
Purchased transportation and related services	1,793,937	1,943,838	(7.7)%	1,655,707	17.4%
Net revenues
Ocean	308,068	312,327	(1.4)%	290,837	7.4%
Air	101,991	111,038	(8.1)%	94,518	17.5%
Customs	91,833	88,515	3.7%	70,949	24.8%
Other	32,084	32,026	0.2%	28,976	10.5%
Total net revenues	533,976	543,906	(1.8)%	485,280	12.1%
Personnel expenses	276,255	284,586	(2.9)%	241,130	18.0%
Other selling, general, and administrative expenses	177,194	167,694	5.7%	152,308	10.1%
Income from operations	$80,527	$91,626	(12.1)%	$91,842	15.0%

Average headcount	4,766	4,711	1.2%	4,310	9.3%

Service line volume statistics
Ocean			—%		10.0%
Air			(7.0)%		8.5%
Customs			0.5%		39.5%

Twelve Months Ended December 31, 2019 compared to Twelve Months Ended December 31, 2018
Total revenues and direct costs. Total revenues and direct costs decreased driven by reduced pricing in our ocean and air service lines and a decline in air freight volumes. These declines were driven by the tariff and macroeconomic uncertainty discussed above, in addition to the comparisons to 2018 which included shipments to build inventory ahead of tariffs enacted in early 2019. The reduced demand due to tariff and macroeconomic uncertainty has also significantly impacted air freight volumes as there is inherently less demand for expedited and more expensive air freight.
Net revenues. Ocean and air transportation net revenues decreased driven by reduced pricing and air freight volumes discussed above. These declines were partially offset by the acquisition of Space Cargo which contributed two percentage points of ocean net revenue growth and five percentage points of air net revenue growth for the twelve-month period of 2019. Customs net revenues increased driven by increased volumes, including a modest impact from Space Cargo.
Operating expenses. Personnel expenses decreased driven by reduced performance-based compensation but was partially offset by an increase in average headcount driven by the Space Cargo acquisition. SG&A expenses increased driven by increased investments in technology, partially offset by a reduction in bad debt expense.

Twelve Months Ended December 31, 2018 compared to Twelve Months Ended December 31, 2017
Total revenues and direct costs. Total revenues and direct costs increased driven by increased volumes in all services and increased customer pricing in ocean and air.
Net revenues. Ocean transportation net revenues increased primarily due to increases in volumes, including those from acquisitions, partially offset by a decrease in net revenue margin. Air transportation net revenues increased driven by increases in volumes and an increase in net revenue margin. Customs net revenues increased primarily due to increased volumes including those from acquisitions. The acquisition of Milgram accounted for approximately 15 percentage points of customs net revenue growth.
Operating expenses. Personnel expenses increased driven by an increased average headcount, primarily due to the acquisition of Milgram. SG&A expenses increased driven by increased investments in technology, occupancy, and purchased services, including those from acquisitions.
All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Twelve Months Ended December 31,
(dollars in thousands)	2019	2018	% change	2017	% change
Total revenues	$1,697,903	$1,796,671	(5.5)%	$1,999,558	(10.1)%
Net revenues
Robinson Fresh	109,183	116,283	(6.1)%	124,949	(6.9)%
Managed Services	83,365	78,789	5.8%	72,166	9.2%
Other Surface Transportation	62,417	59,996	4.0%	59,481	0.9%
Total net revenues	$254,965	$255,068	—%	$256,596	(0.6)%

Twelve Months Ended December 31, 2019 compared to Twelve Months Ended December 31, 2018
Total revenues decreased driven by Robinson Fresh due to strategic decisions to exit unprofitable business. This decrease was partially offset by an increase in total revenues in Other Surface Transportation related to the acquisition of Dema Service.
Robinson Fresh net revenues decreased driven by reduced case volumes due to strategic decisions to exit unprofitable business. Managed Services net revenues increased driven by a combination of new customer wins and selling additional services to existing customers. Other Surface Transportation net revenues increased primarily driven by the acquisition of Dema Service, which contributed six percentage points of growth in Other Surface Transportation.
Twelve Months Ended December 31, 2018 compared to Twelve Months Ended December 31, 2017
Total revenues decreased primarily due to a $120.5 million decrease in sourcing total revenue and purchased products sourced for resale as a result of our adoption of ASU 2014-09.
Robinson Fresh net revenues decreased driven by a decrease in net revenue per case and a decrease in case volumes. Managed Services net revenues increased primarily due to growth with existing customers. Other Surface Transportation net revenues were essentially flat.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (dollars in thousands):

Description	Carrying Value as of December 31, 2019	Borrowing Capacity	Maturity
Revolving credit facility	$—	$1,000,000	October 2023
Senior Notes, Series A	175,000	175,000	August 2023
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables securitization facility (1)	142,885	250,000	December 2020
Senior Notes (1)	592,448	600,000	April 2028
Total debt	$1,235,333	$2,350,000
________________________________
(1) Net of unamortized discounts and issuance costs.
We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases.
Cash and cash equivalents totaled $447.9 million as of December 31, 2019, and $378.6 million as of December 31, 2018. Cash and cash equivalents held outside the United States totaled $405.1 million as of December 31, 2019, and $320.0 million as of December 31, 2018. Working capital decreased from $1.3 billion at December 31, 2018, to $1.1 billion at December 31, 2019.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities. On January 28, 2020, we entered into a definitive agreement to acquire Prime Distribution Services, a leading provider of retail consolidation services in North America for approximately $225 million in cash. The agreement is subject to certain customary closing conditions, including regulatory approval. We anticipate financing the acquisition using cash and existing financing arrangements.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

Twelve months ended December 31,	2019	2018	% change	2017	% change
Sources of cash:
Cash provided by operating activities	$835,419	$792,896	5.4%	$384,001	106.5%

(Uses) / sources of cash:
Capital expenditures	(70,465)	(63,871)		(57,945)
Acquisitions	(59,200)	(5,315)		(49,068)
Other investing activities	16,636	(3,622)		(521)
Cash used for investing activities	(113,029)	(72,808)	55.2%	(107,534)	(32.3)%
Repurchase of common stock	(309,444)	(300,991)		(185,485)
Cash dividends	(277,786)	(265,219)		(258,222)
Net (payments) / borrowings on debt	(112,000)	(118,988)		225,000
Other financing activities	47,977	30,021		16,573
Cash used for financing activities	(651,253)	(655,177)	(0.6)%	(202,134)	224.1%
Effect of exchange rates on cash and cash equivalents	(1,894)	(20,186)		11,891
Net change in cash and cash equivalents	$69,243	$44,725		$86,224

Cash flow from operating activities. The increase in cash flow from operating activities in 2019 from 2018 was primarily driven by improved working capital performance and the impact of decreasing total transportation revenues and purchased transportation on our accounts receivable and accounts payable balances. The increase in cash flow from operations in 2018 from 2017 was primarily the result of increased earnings and improved working capital performance including improved collections of accounts receivable.
Cash used for investing activities. Our investing activities consist primarily of capital expenditures and cash paid for acquisitions. Capital expenditures consisted primarily of investments in information technology, which are intended to increase employee productivity, automate interactions with our customers and contracted carriers, and improve our internal workflows to help expand our operating margins and grow the business. During 2019, we sold a facility we owned in Chicago, Illinois for approximately $17.0 million.
In 2019, we used $45.0 million for the acquisition of Space Cargo and $14.2 million for the acquisition of Dema Service. In 2017, we used $47.3 million for the acquisition of Milgram.
We anticipate capital expenditures in 2020 to be approximately $60 million to $70 million.
Cash used for financing activities. We had net repayments on debt of $112.0 million in 2019, $119.0 million in 2018, and net borrowings of $225.0 million in 2017. The 2019 net repayments were primarily to reduce the outstanding amount on the receivables securitization facility while the 2018 net repayments primarily related to the revolving credit facility partially offset by long-term borrowings on the Senior Notes. The 2017 net borrowings were primarily related to the receivables securitization facility. There was no outstanding balance on the revolving credit facility as of December 31, 2019. As of December 31, 2018, the outstanding balance on the facility was $5.0 million. As of December 31, 2019, we were in compliance with, or have secured waivers of, all of the covenants under the Credit Agreement, Note Purchase Agreement, Receivables Securitization Facility, and Senior Notes.
The increases in cash dividends paid were the result of higher dividend rates, partially offset by fewer outstanding shares. The increase in share repurchases in 2019 was due to an increase in the number of shares repurchased, partially offset by a decrease in the average price paid per share compared to 2018. In 2018, the increase in shares repurchased was due to an increase in the number of shares repurchased and an increase in the average price paid per share compared to 2017. In May 2018, the Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. As of December 31, 2019, there were 9,993,683 shares remaining for future repurchases. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential alternative uses of our cash, and market conditions.
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
Recently Issued Accounting Pronouncements. Refer to Note 13, Recently Issued Accounting Pronouncements, of the accompanying consolidated financial statements for a discussion of recently issued accounting pronouncements.
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

Transportation and Logistics Services - As a third party logistics provider, our primary performance obligation under our customer contracts is to utilize our relationships with a wide variety of transportation companies to efficiently and cost-effectively transport our customers’ freight. Revenue is recognized for these performance obligations as they are satisfied over the contract term, which generally represents the transit period. The transit period can vary based upon the method of transport, generally a number of days for over the road, rail, and air transportation, or several weeks in the case of an ocean shipment.
Recognizing revenue for contracts where the transit period is partially complete or completed and not yet invoiced at period end requires management to make judgments that affect the amounts and timing of revenue recognized. At December 31, 2019 we recorded revenue of $132.9 million for services we have provided while a shipment was still in-transit but for which we had not yet completed our performance obligation or had not yet invoiced our customer. We utilize our historical knowledge of shipping lanes and estimated transit times to determine the transit period in cases where our customers’ freight has not reached its intended destination. In addition, we analyze contract data for the first few days following the reporting date combined with our historical experience of trends related to partially completed contracts as of the reporting date to determine our right to consideration for the services we have provided where the transit period is partially complete or completed and not yet invoiced at period end. Disruptions such as weather events or other delays could cause the actual transit period to differ from these estimates.
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
Goodwill is tested for impairment annually on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). Based on our Step Zero Analysis, we determined that the more likely than not criteria had not been met, and therefore a Step One Analysis was not required.
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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL CONTINGENCIES
The following table aggregates all contractual commitments and commercial obligations, due by period, that affect our financial condition and liquidity position as of December 31, 2019 (dollars in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Borrowings under credit agreements	$143,000	$—	$—	$—	$—	$—	$143,000
Senior notes (1)	25,200	25,200	25,200	25,200	25,200	682,950	808,950
Long-term notes payable(1)	21,388	21,388	21,388	196,388	14,440	423,008	698,000
Maturity of lease liabilities(2)	70,995	60,839	49,717	36,722	25,457	125,163	368,893
Purchase obligations(3)	105,420	31,278	15,718	17,833	26,133	182	196,564
Total	$366,003	$138,705	$112,023	$276,143	$91,230	$1,231,303	$2,215,407
________________________________
(1)Amounts payable relate to the semi-annual interest due on the senior and long-term notes and the principal amount at maturity.
(2) We maintain operating leases for office space, warehouses, office equipment, and a small number of intermodal containers. See Note 11, Leases, for further information.
(3) Purchase obligations include agreements for services that are enforceable and legally binding and that specify all significant terms. As of December 31, 2019, such obligations primarily include ocean and air freight capacity, telecommunications services, maintenance contracts and information technology related capacity. In some instances our contractual commitments may be usage based or require estimates as to the timing of cash settlement.
We have no financing lease obligations. Long-term liabilities consist primarily of noncurrent income taxes payable and long-term notes payable. Due to the uncertainty with respect to the amounts or timing of future cash flows associated with our unrecognized tax benefits at December 31, 2019, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $39.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 5, Income Taxes, to the consolidated financial statements for a discussion on income taxes. As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had $447.9 million of cash and cash equivalents on December 31, 2019. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $1 billion revolving loan facility. Interest accrues on the revolving loan at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). At December 31, 2019, there was no outstanding balance on the revolving loan.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $175 million of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023, (ii) $150 million of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (iii) $175 million of the company’s 4.6 percent Senior Notes, Series C, due August 27, 2033. At December 31, 2019, there was $500 million outstanding on the notes.
We are a party to a Receivables Securitization Facility, as amended, with various lenders that provides funding of up to $250 million. Interest accrues on the facility at variable rates based on 30-day LIBOR plus a margin. At December 31, 2019, there was $142.9 million outstanding, net of unamortized issuance costs, on the securitization facility.
We issued Senior Notes through a public offering on April 9, 2018. The Senior Notes bear an annual interest rate of 4.2 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $659.9 million as of December 31, 2019, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $592.4 million at December 31, 2019.
A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our debt facilities.

Foreign Exchange Risk
We operate through a network of offices in North America, Europe, Asia, Oceania, and South America. As a result, we frequently transact using currencies other than the U.S. Dollar, primarily the Chinese Yuan, Euro, Canadian Dollar, and Mexican Peso. This often results in assets and liabilities, including intercompany balances, denominated in a currency other than the functional currency. In these instances, most commonly, we have balances denominated in U.S. Dollars in regions where the U.S. Dollar is not the functional currency. This results in foreign exchange risk.
Foreign exchange risk can be quantified by performing a sensitivity analysis assuming a hypothetical change in the value of the U.S. Dollar compared to other currencies in which we transact. Our primary foreign exchange risk is associated with balances denominated in U.S. Dollars held in China where the functional currency is the Chinese Yuan. All other things being equal, a hypothetical 10 percent weakening of the U.S. Dollar against the Chinese Yuan during the twelve months ended December 31, 2019, would have decreased our income from operations by approximately $17.9 million and a hypothetical 10 percent strengthening of the U.S. Dollar against the Chinese Yuan during the twelve months ended December 31, 2019, would have increased our income from operations by approximately $14.6 million. Our use of derivative financial instruments to manage foreign exchange risk is insignificant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of C.H. Robinson Worldwide, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ investment, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 13 to the financial statements, effective January 1, 2019, the Company adopted the FASB Accounting Standards Update No. 2016-02, Leases (Topic 842), using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition—Refer to Notes 1 and 10 to the financial statements
Critical Audit Matter Description
Transportation and Logistics revenue is recognized for performance obligations identified in the customer contract as they are satisfied over the contract term, which generally represents the transit period. Recognizing revenue at period-end for contracts where the transit period is partially complete at period-end or completed and not yet invoiced, requires management to make judgments that affect the amounts and timing of revenue recognized. At December 31, 2019, the Company recorded revenue of $132.9 million for services it provided while a shipment was still in transit, but for which it had not yet completed its performance obligation or had not yet invoiced the customer.

Auditing the estimate of the Company’s revenue recorded for contracts where the transit period is partially complete or completed and not yet invoiced as of the reporting date required a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimate of the revenue recorded for contracts where the transit period is partially complete or completed and not yet invoiced as of the reporting date included the following, among others:
•We tested the effectiveness of controls over revenue recognized over time, including management’s controls over the identification of shipments in transit, the portion of the transit period completed, and the estimate of contracts completed but not yet invoiced.
•We evaluated management’s ability to identify the shipments in transit and to estimate the revenue to be recorded for contracts where the transit period is partially complete or completed and not yet invoiced at the reporting date by:
–Performing a retrospective review of management’s estimate for prior reporting periods
–Testing the accuracy and completeness of the data in the system-generated report utilized in management’s revenue cutoff estimate with the assistance of our information technology specialists
–Assessing the estimate methodology for reasonableness, in light of recent market events or changes within the Company’s operating environment
–Testing the mathematical accuracy of management’s estimate

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 19, 2020

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of C.H. Robinson Worldwide, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended December 31, 2019, of the Company and our report dated February 19, 2020, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of the FASB Accounting Standards Update No. 2016-02, Leases (Topic 842).
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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 19, 2020

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$447,858	$378,615
Receivables, net of allowance for doubtful accounts of $32,838 and $41,131	1,974,381	2,162,438
Contract assets	132,874	159,635
Prepaid expenses and other	85,005	52,386
Total current assets	2,640,118	2,753,074

Property and equipment	489,976	498,847
Accumulated depreciation and amortization	(281,553)	(270,546)
Net property and equipment	208,423	228,301
Goodwill	1,291,760	1,258,922
Other intangible assets, net of accumulated amortization of $156,879 and $156,246	90,931	108,822
Right-of-use lease assets	310,860	—
Deferred tax assets	13,485	9,993
Other assets	85,483	68,300
Total assets	$4,641,060	$4,427,412

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$984,604	$971,023
Outstanding checks	78,231	92,084
Accrued expenses–
Compensation	112,784	153,626
Transportation expense	101,194	119,820
Income taxes	12,354	28,360
Other accrued liabilities	62,706	63,410
Current lease liabilities	61,280	—
Current portion of debt	142,885	5,000
Total current liabilities	1,556,038	1,433,323

Long-term debt	1,092,448	1,341,352
Noncurrent lease liabilities	259,444	—
Noncurrent income taxes payable	22,354	21,463
Deferred tax liabilities	39,776	35,757
Other long-term liabilities	270	430
Total liabilities	2,970,330	2,832,325

Commitments and contingencies
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,380 and 179,400 shares issued, 134,895 and 137,284 outstanding	13,490	13,728
Additional paid-in capital	546,646	521,486
Retained earnings	4,144,834	3,845,593
Accumulated other comprehensive loss	(76,149)	(71,935)
Treasury stock at cost (44,485 and 42,116 shares)	(2,958,091)	(2,713,785)
Total stockholders’ investment	1,670,730	1,595,087
Total liabilities and stockholders’ investment	$4,641,060	$4,427,412

See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (In thousands, except per share data)

	For the years ended December 31,
	2019	2018	2017
Revenues:
Transportation	$14,322,295	$15,515,921	$13,502,906
Sourcing	987,213	1,115,251	1,366,474
Total revenues	15,309,508	16,631,172	14,869,380
Costs and expenses:
Purchased transportation and related services	11,839,433	12,922,177	11,257,290
Purchased products sourced for resale	883,765	1,003,760	1,244,040
Personnel expenses	1,298,528	1,343,542	1,179,527
Other selling, general, and administrative expenses	497,806	449,610	413,404
Total costs and expenses	14,519,532	15,719,089	14,094,261
Income from operations	789,976	912,083	775,119
Interest and other expenses	(47,719)	(31,810)	(46,656)
Income before provision for income taxes	742,257	880,273	728,463
Provision for income taxes	165,289	215,768	223,570
Net income	576,968	664,505	504,893
Other comprehensive (loss) income	(4,214)	(53,475)	42,982
Comprehensive income	$572,754	$611,030	$547,875

Basic net income per share	$4.21	$4.78	$3.59
Diluted net income per share	$4.19	$4.73	$3.57

Basic weighted average shares outstanding	136,955	139,010	140,610
Dilutive effect of outstanding stock awards	780	1,395	772
Diluted weighted average shares outstanding	137,735	140,405	141,382
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(In thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2016	141,258	$14,126	$419,280	$3,190,578	$(61,442)	$(2,304,695)	$1,257,847
Net income				504,893			504,893
Foreign currency translation					42,982		42,982
Dividends declared, $1.81 per share				(258,378)			(258,378)
Stock issued for employee benefit plans	612	61	(16,760)			33,271	16,572
Issuance of restricted stock	97	10	(10)				—
Stock-based compensation expense	1	—	41,770			44	41,814
Repurchase of common stock	(2,426)	(243)				(179,742)	(179,985)
Balance December 31, 2017	139,542	13,954	444,280	3,437,093	(18,460)	(2,451,122)	1,425,745
Net income				664,505			664,505
Cumulative Effect Change - ASU 2014-09				9,239			9,239
Foreign currency translation					(53,475)		(53,475)
Dividends declared, $1.88 per share				(265,244)			(265,244)
Stock issued for employee benefit plans	764	76	(10,547)			40,489	30,018
Issuance of restricted stock	297	30	(30)				—
Stock-based compensation expense	—	—	87,783			8	87,791
Repurchase of common stock	(3,319)	(332)				(303,160)	(303,492)
Balance December 31, 2018	137,284	13,728	521,486	3,845,593	(71,935)	(2,713,785)	1,595,087
Net income				576,968			576,968
Foreign currency translation					(4,214)		(4,214)
Dividends declared, $2.01 per share				(277,727)			(277,727)
Stock issued for employee benefit plans	1,017	102	(13,920)			61,795	47,977
Issuance of restricted stock	28	3	(3)				—
Stock-based compensation expense	—	—	39,083			—	39,083
Repurchase of common stock	(3,434)	(343)				(306,101)	(306,444)
Balance December 31, 2019	134,895	$13,490	$546,646	$4,144,834	$(76,149)	$(2,958,091)	$1,670,730
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$576,968	$664,505	$504,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,449	96,729	92,977
Provision for doubtful accounts	5,853	15,634	13,489
Stock-based compensation	39,083	87,791	41,805
Deferred income taxes	(2,407)	(15,315)	(28,096)
Excess tax benefit on stock-based compensation	(8,492)	(10,388)	(13,657)
Other operating activities	(3,830)	1,815	4,491
Changes in operating elements, net of effects of acquisitions:
Receivables	208,312	(190,048)	(364,181)
Contract assets	26,761	(11,871)	—
Prepaid expenses and other	(29,871)	16,029	(9,173)
Accounts payable and outstanding checks	(17,968)	36,083	144,041
Accrued compensation	(40,757)	47,011	7,209
Accrued transportation expense	(18,626)	25,175	—
Accrued income taxes	(12,636)	21,176	18,817
Other accrued liabilities	8,937	7,200	(9,515)
Other assets and liabilities	3,643	1,370	(19,099)
Net cash provided by operating activities	835,419	792,896	384,001

INVESTING ACTIVITIES
Purchases of property and equipment	(36,290)	(45,000)	(40,122)
Purchases and development of software	(34,175)	(18,871)	(17,823)
Acquisitions, net of cash acquired	(59,200)	(5,315)	(49,068)
Other investing activities	16,636	(3,622)	(521)
Net cash used for investing activities	(113,029)	(72,808)	(107,534)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	63,092	51,285	38,130
Stock tendered for payment of withholding taxes	(15,115)	(21,264)	(21,557)
Repurchase of common stock	(309,444)	(300,991)	(185,485)
Cash dividends	(277,786)	(265,219)	(258,222)
Proceeds from long-term borrowings	1,298,000	591,012	250,000
Payments on long-term borrowings	(1,505,000)	—	—
Proceeds from short-term borrowings	185,000	2,674,000	8,784,000
Payments on short-term borrowings	(90,000)	(3,384,000)	(8,809,000)
Net cash used for financing activities	(651,253)	(655,177)	(202,134)
Effect of exchange rates on cash and cash equivalents	(1,894)	(20,186)	11,891
Net change in cash and cash equivalents	69,243	44,725	86,224
Cash and cash equivalents, beginning of year	378,615	333,890	247,666
Cash and cash equivalents, end of year	$447,858	$378,615	$333,890

Supplemental cash flow disclosures
Cash paid for income taxes	$219,029	$215,644	$262,861
Cash paid for interest	$50,854	$47,544	$37,871
Accrued share repurchases held in other accrued liabilities	$—	$3,000	$500

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
Transportation and Logistics Services - As a third party logistics provider, our primary performance obligation under our customer contracts is to utilize our relationships with a wide variety of transportation companies to efficiently and cost-effectively transport our customers’ freight. Revenue is recognized for these performance obligations as they are satisfied over the contract term, which generally represents the transit period. The transit period can vary based upon the method of transport, generally a number of days for over the road, rail, and air transportation, or several weeks in the case of an ocean shipment. Determining the transit period and how much of it has been completed as of the reporting date may require management to make judgments that affect the timing of revenue recognized. When the customers’ freight reaches its intended destination our performance obligation is complete. Pricing for our services is generally a fixed amount and is typically due within 30 days upon completion of our performance obligation.
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
FOREIGN CURRENCY. Most balance sheet accounts of foreign subsidiaries are remeasured and translated at the current exchange rate as of the end of the year. Translation adjustments are recorded in other comprehensive (loss) income. Statement of operations items are translated at the average exchange rate during the year.
CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist primarily of bank deposits and highly liquid investments with an original maturity of three months or less from the time of purchase. Cash and cash equivalents held outside the United States totaled $405.1 million and $320.0 million as of December 31, 2019 and 2018. The majority of our cash and cash equivalents balance is denominated in U.S. dollars although these balances are frequently held in locations where the U.S. dollar is not the functional currency.
PREPAID EXPENSES AND OTHER. Prepaid expenses and other include such items as software maintenance contracts, insurance premiums, other prepaid operating expenses, and inventories, consisting primarily of produce and related products held for resale.
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
We recognized the following depreciation expense (in thousands):

2019	$45,016
2018	45,155
2017	42,817

A summary of our property and equipment as of December 31, is as follows (in thousands):

	2019	2018
Furniture, fixtures, and equipment	$283,378	$272,733
Buildings	112,410	130,959
Corporate aircraft	11,461	11,337
Leasehold improvements	61,539	58,929
Land	20,146	23,648
Construction in progress	1,042	1,241
Less: accumulated depreciation and amortization	(281,553)	(270,546)
Net property and equipment	$208,423	$228,301

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
OTHER ASSETS. Other assets consist primarily of purchased and internally developed software, and the investments related to our nonqualified deferred compensation plan. We amortize software using the straight-line method over three years. We recognized the following amortization expense of purchased and internally developed software (in thousands):

2019	$17,023
2018	14,688
2017	13,887
A summary of our purchased and internally developed software as of December 31, is as follows (in thousands):

	2019	2018
Purchased software	$34,026	$32,460
Internally developed software	100,894	68,853
Less accumulated amortization	(83,158)	(66,638)
Net software	$51,762	$34,675

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

COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) consists primarily of foreign currency translation adjustments. It is presented on our consolidated statements of operations and comprehensive income gross of related income tax effects.
STOCK-BASED COMPENSATION. We issue stock awards, including stock options, performance shares, and restricted stock units, to key employees and outside directors. In general, the awards vest over five years, either based on the company’s earnings growth or the passage of time. The related compensation expense for each award is recognized over the appropriate vesting period. The fair value of each share-based payment award is established on the date of grant. For grants of shares and restricted stock units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 12 percent to 22 percent and are calculated using the Black-Scholes option pricing model-protective put method. Changes in measured stock volatility and interest rates are the primary reason for changes in the discount.
For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by our stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate, and dividend yield.
NOTE 2: GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

	NAST(1)	Global Forwarding	All Other and Corporate(1)	Total
December 31, 2017 balance	$1,029,122	$185,873	$60,821	$1,275,816
Acquisitions	(40)	33	—	(7)
Foreign currency translation	(12,298)	(3,877)	(712)	(16,887)
December 31, 2018 balance	1,016,784	182,029	60,109	1,258,922
Acquisitions	—	25,892	7,771	33,663
Foreign currency translation	(1,214)	499	(110)	(825)
December 31, 2019 balance	$1,015,570	$208,420	$67,770	$1,291,760
________________________________
(1) Goodwill was reallocated between the NAST and Robinson Fresh segments due to the reorganization discussed in Note 9, Segment Reporting. Prior period amounts have been reclassified to conform with the current year presentation.
Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). Based on our Step Zero Analysis, we determined that the more likely than not criteria had not been met, and therefore a Step One Analysis was not required.
No goodwill or intangible asset impairment has been recorded in any period presented. Identifiable intangible assets consisted of the following at December 31 (in thousands):

	2019			2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$237,335	$(156,879)	$80,456	$254,293	$(156,006)	$98,287
Non-competition agreements	—	—	—	300	(240)	60
Total finite-lived intangibles	237,335	(156,879)	80,456	254,593	(156,246)	98,347
Indefinite-lived intangibles
Trademarks	10,475	—	10,475	10,475	—	10,475
Total intangibles	$247,810	$(156,879)	$90,931	$265,068	$(156,246)	$108,822

Amortization expense for other intangible assets was (in thousands):

2019	$38,410
2018	36,886
2017	36,273

Finite-lived intangible assets, by reportable segment, as of December 31, 2019, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
2020	$250	$28,023	$610	$28,883
2021	250	14,502	610	15,362
2022	250	14,502	610	15,362
2023	250	11,930	610	12,790
2024	167	3,648	610	4,425
Thereafter	—	2,771	863	3,634
Total				$80,456

NOTE 3: FAIR VALUE MEASUREMENT
Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
•Level 1-Quoted market prices in active markets for identical assets or liabilities.
•Level 2-Observable market-based inputs or unobservable inputs that are corroborated by market data.
•Level 3-Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.
We had no Level 3 assets or liabilities as of and during the periods ended December 31, 2019, or December 31, 2018. There were no transfers between levels during the period.

NOTE 4: FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	December 31, 2019	December 31, 2018	Maturity	December 31, 2019	December 31, 2018
Revolving credit facility	—%	3.64%	October 2023	$—	$5,000
Senior Notes, Series A	3.97%	3.97%	August 2023	175,000	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables securitization facility (1)	2.41%	3.15%	December 2020	142,885	249,744
Senior Notes (1)	4.20%	4.20%	April 2028	592,448	591,608
Total debt				1,235,333	1,346,352
Less: Current maturities and short-term borrowing				(142,885)	(5,000)
Long-term debt				$1,092,448	$1,341,352
________________________________
(1) Net of unamortized discounts and issuance costs.
SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the "Credit Agreement") with a total availability of $1 billion and a maturity date of October 24, 2023. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of December 31, 2019, the variable rate equaled LIBOR plus 1.13 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility ranging from 0.075 percent to 0.200 percent. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
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
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes, Series A, Senior Notes Series B, and Senior Notes Series C, collectively (the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $539.3 million at December 31, 2019. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own risk. If the Notes were recorded at fair value, they would be classified as Level 2.
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
U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On April 26, 2017, we entered into a receivables purchase agreement and related transaction documents with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). On December 17, 2018, we entered into an amendment on the Receivables Securitization Facility which changed the lending parties to Wells Fargo Bank, N.A. and Bank of America, N.A. and extended the maturity date from April 26, 2019, to December 17, 2020. The Receivables Securitization Facility is based on the securitization of our U.S. trade accounts receivable and provides funding of up to $250 million. The interest rate on borrowings under the Receivables Securitization Facility is based on 30 day LIBOR plus a margin. There is also a commitment fee we are required to pay on any unused portion of the facility. The Receivables Securitization Facility expires on December 17, 2020, unless extended by the parties and is recorded as a current liability as of December 31, 2019. The recorded amount of borrowings outstanding on the Receivables Securitization Facility approximates fair value because it can be redeemed on short notice and the interest rate floats. We consider these borrowings to be a Level 2 financial liability.
The Receivables Securitization Facility contains various customary affirmative and negative covenants, and it also contains customary default and termination provisions which provide for acceleration of amounts owed under the Receivables Securitization Facility upon the occurrence of certain specified events.
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes ("Senior Notes") through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. The proceeds from the Senior Notes were utilized to pay down the balance on our Credit Agreement. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $659.9 million as of December 31, 2019, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $592.4 million as of December 31, 2019. If the Senior Notes were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy.
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
As of December 31, 2019, we were in compliance with, or have secured waivers of, all of the covenants under the Credit Agreement, Note Purchase Agreement, Receivables Securitization Facility, and Senior Notes.
NOTE 5: INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2012. We are currently under an Internal Revenue Service audit for the 2015-2017 tax years.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent and requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and adding new rules for Global Intangible Low-tax Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). Although enacted more than two years ago, regulatory guidance on the application of FDII has not been finalized. We have included the tax impact of both GILTI and FDII in our income tax expense for the twelve months ended December 31, 2019, based on our understanding of the rules available at the time of this filing. However, our calculations could be impacted by future regulations as guidance is finalized. We will continue to monitor any new guidance related to FDII and determine any impact it may have on our calculations.
In 2019 we removed our assertion, except for regarding the working capital of our largest China subsidiary, that the unremitted earnings of our foreign subsidiaries were permanently reinvested. Following the removal of that assertion, we recorded tax expense of $13.9 million related to foreign withholding taxes paid and accrued during the fourth quarter of 2019. That expense was partially offset by tax benefits of $11.1 million related to excess foreign tax credits, and a tax benefit of $1.8 million related to foreign exchange losses on previously taxed income. If we repatriated all foreign earnings that are still considered to be permanently reinvested, the estimated effect on income taxes payable would be an increase of approximately $3.9 million as of December 31, 2019.
Income before provision for income taxes consisted of (in thousands):

	2019	2018	2017
Domestic	$649,742	$738,927	$638,718
Foreign	92,515	141,346	89,745
Total	$742,257	$880,273	$728,463

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2019	2018	2017
Unrecognized tax benefits, beginning of period	$31,515	$31,806	$12,268
Additions based on tax positions related to the current year	2,212	—	4,014
Additions for tax positions of prior years	2,148	1,662	16,713
Reductions for tax positions of prior years	—	(263)	—
Lapse in statute of limitations	(1,703)	(1,394)	(1,189)
Settlements	(234)	(296)	—
Unrecognized tax benefits, end of the period	$33,938	$31,515	$31,806

Income tax expense considers amounts which may be needed to cover exposures for open tax years. We do not expect any material impact related to open tax years; however, actual settlements may differ from amounts accrued.
As of December 31, 2019, we had $39.9 million of unrecognized tax benefits and related interest and penalties, all of which would affect our effective tax rate if recognized. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease in the next 12 months. The total liability for unrecognized tax benefits is expected to decrease by approximately $3.1 million in the next 12 months due to lapsing of statutes.
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. During the years ended December 31, 2019, 2018, and 2017, we recognized approximately $1.0 million, $1.0 million, and $0.7 million, respectively, in interest and penalties. We had approximately $6.0 million and $6.5 million for the payment of interest and penalties related to uncertain tax positions accrued within noncurrent income taxes payable as of December 31, 2019 and 2018. These amounts are not included in the reconciliation above.

The components of the provision for income taxes consist of the following for the years ended December 31 (in thousands):

	2019	2018	2017
Tax provision:
Federal	$106,009	$152,627	$189,708
State	25,788	38,626	29,320
Foreign	35,899	39,830	32,638
	167,696	231,083	251,666
Deferred provision (benefit):
Federal	1,554	(11,969)	(21,389)
State	316	(3,176)	(3,048)
Foreign	(4,277)	(170)	(3,659)
	(2,407)	(15,315)	(28,096)
Total provision	$165,289	$215,768	$223,570

A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate for the years ended December 31, is as follows:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	2.8	3.3	2.6
Tax Act impact	—	0.4	(1.7)
Section 199 deduction	—	—	(2.8)
Share-based payment awards	(0.9)	(0.7)	(1.9)
Excess foreign tax credits	(1.5)	—	—
Foreign	1.7	0.6	(0.9)
Other	(0.8)	(0.1)	0.4
Effective income tax rate	22.3%	24.5%	30.7%

Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):

	2019	2018
Deferred tax assets:
Lease liabilities	$77,879	$—
Compensation	54,226	57,666
Accrued expenses	23,179	27,683
Receivables	5,086	8,093
Other	7,417	6,004
Deferred tax liabilities:
Right-of-use assets	(75,352)	—
Intangible assets	(73,166)	(77,059)
Accrued revenue	(14,893)	(19,571)
Prepaid assets	(4,660)	(5,798)
Long-lived assets	(15,134)	(15,615)
Other	(10,873)	(7,167)
Net deferred tax liabilities	$(26,291)	$(25,764)

We had foreign net operating loss carryforwards with a tax effect of $11.1 million as of December 31, 2019, and $8.1 million as of December 31, 2018. The net operating loss carryforwards will expire at various dates from 2020 to 2025, with certain jurisdictions having indefinite carryforward terms. We continually monitor and review the foreign net operating loss carryforwards to determine the ability to realize the deferred tax assets associated with the foreign net operating loss carryforwards. As of December 31, 2019, and 2018, we have recorded a valuation allowance of $8.5 million and $6.4 million against the deferred tax asset related to the foreign operating loss carryforwards.
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
STOCK AWARD PLANS. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized within personnel expenses in our consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	2019	2018	2017
Stock options	$16,073	$23,374	$10,109
Stock awards	20,170	61,826	29,217
Company expense on ESPP discount	2,840	2,591	2,479
Total stock-based compensation expense	$39,083	$87,791	$41,805

On May 9, 2019, our shareholders approved an amendment and restatement of our 2013 Equity Incentive Plan ("the Plan") to increase the number of shares authorized for award by 4,000,000 shares. The Plan allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. At the time our shareholders approved adding additional shares to the plan, a maximum of 17,041,803 shares are available to be granted under this plan. Approximately 5,300,634 shares were available for stock awards under this plan as of December 31, 2019. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash, generally become available again for issuance under the plan.
We awarded performance-based stock options to certain key employees during years prior to 2015. These options were subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. These awards are no longer eligible for incremental vesting after 2019. Any options remaining unvested at the end of the five-year vesting period are forfeited to the company. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options) on the grants.

The following schedule summarizes stock option activity in the plans. All outstanding unvested options as of December 31, 2019, relate to time-based grants from 2015 through 2019.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Average Remaining Life (years)
Outstanding at December 31, 2018	7,822,514	$74.42	$85,222	7.2
Grants	151,040	82.46
Exercised	(725,685)	65.58
Forfeitures	(197,677)	77.87
Outstanding at December 31, 2019	7,050,192	$75.40	$44,067	6.4

Vested at December 31, 2019	4,507,070	$71.17		5.6
Exercisable at December 31, 2019	4,507,070	$71.17		5.6

As of December 31, 2019, unrecognized compensation expense related to stock options was $40.4 million. The amount of future expense to be recognized will be based on the passage of time and the employees' continued employment.
Additional potential dilutive stock options totaling 3,348,501 for 2019 have been excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).
Information on the intrinsic value of options exercised is as follows (in thousands):

2019	$15,862
2018	16,209
2017	6,026
We have awarded stock options to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model and is being expensed over the vesting period of the award. The following table summarizes these unvested stock option grants as of December 31, 2019:

First Vesting Date	Last Vesting Date	Options Granted, Net of Forfeitures	Weighted Average Grant Date Fair Value	Unvested Options
December 31, 2016	December 31, 2020	1,421,432	$12.66	280,033
December 31, 2017	December 31, 2021	1,238,090	12.60	484,683
December 31, 2018	December 31, 2022	1,447,294	14.25	855,028
December 31, 2019	December 31, 2023	1,159,662	20.13	923,378
		5,266,478	$14.73	2,543,122

We granted an additional 1,660,548 options on February 5, 2020. These awards had a weighted average exercise price of $72.74 and a weighted average grant date fair value of $13.88. These awards will vest over a five-year period with a first vesting date of December 31, 2020.
Determining Fair Value
We estimated the fair value of stock options granted using the Black-Scholes option pricing model. We estimate the fair value of restricted shares and units using the Black-Scholes option pricing model-protective put method. A description of significant assumptions used to determine the risk-free interest rate, dividend yield, expected volatility, and expected term are as follows:
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
The fair value per option was estimated using the Black-Scholes option pricing model with the following assumptions:

	2019 Grants	2018 Grants	2017 Grants
Weighted-average risk-free interest rate	2.1%	3.1%	2.3%
Expected dividend yield	2.0%	2.0%	2.5%
Weighted-average volatility	25%	25%	20%
Expected term (in years)	6.08	6.08	6.20
Weighted average fair value per option	$17.52	$20.52	$14.23

STOCK AWARDS. We have awarded performance-based and time-based restricted shares and restricted stock units to certain key employees and non-employee directors. Performance-based awards are subject to certain vesting requirements over a five-year period, based on the company’s earnings growth. Time-based awards vest primarily based on the passage of time and the employee's continued employment. The awards also contain restrictions on the awardees’ ability to sell or transfer vested awards for a specified period of time. The fair value of these awards is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 12 percent to 22 percent and are calculated using the Black-Scholes option pricing model-protective put method. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.
The following table summarizes our unvested performance-based restricted shares and restricted stock unit grants as of December 31, 2019:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	846,170	$68.35
Granted	38,340	68.10
Vested	—	—
Forfeitures	(42,717)	63.24
Unvested at December 31, 2019	841,793	$68.68
The following table summarizes performance based restricted shares and restricted stock units by vesting period:

First Vesting Date	Last Vesting Date	Performance Shares and Stock Units Granted, Net of Forfeitures	Weighted Average Grant Date Fair Value (1)	Unvested Performance Shares and Restricted Stock Units
December 31, 2016	December 31, 2020	388,578	$51.88	138,268
December 31, 2017	December 31, 2021	338,693	64.91	161,722
December 31, 2018	December 31, 2022	310,713	74.26	176,265
December 31, 2019	December 31, 2023	365,538	73.82	365,538
		1,403,522	$65.59	841,793
________________________________
(1) Amount shown is the weighted average grant date fair value of performance-based restricted shares and restricted stock units granted, net of forfeitures.

We granted an additional 405,776 performance-based restricted shares and restricted stock units on February 5, 2020. These awards had a weighted average grant date fair value of $59.34 and will vest over a five-year period with a first vesting date of December 31, 2020.
The following table summarizes our unvested time-based restricted share and restricted stock unit grants as of December 31, 2019:

	Number of Restricted Shares and Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	926,692	$67.08
Granted	40,309	72.07
Vested	(291,318)	63.93
Forfeitures	(61,242)	67.66
Unvested at December 31, 2019	614,441	$68.76
We granted an additional 329,586 time-based restricted shares and restricted stock units on February 5, 2020. These awards had a weighted average grant date fair value of $59.34 and will vest over a five-year period with a first vesting date of December 31, 2020.
A summary of the fair value of stock awards vested (in thousands):

2019	$20,170
2018	61,826
2017	29,217
As of December 31, 2019, there was unrecognized compensation expense of $99.3 million related to previously granted stock awards. The amount of future expense to be recognized will be based on the company’s earnings growth and the continued employment of certain key employees.
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

	Shares Purchased By Employees	Aggregate Cost to Employees	Expense Recognized By the Company
2019	224,596	$16,093	$2,840
2018	191,823	14,682	2,591
2017	215,613	14,048	2,479

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

	Shares Repurchased	Total Value of Shares Repurchased
2017 Repurchases	2,426,407	$179,985
2018 Repurchases	3,319,077	303,492
2019 Repurchases	3,434,102	306,444
As of December 31, 2019, there were 9,993,683 shares remaining for repurchase under the current authorization.

NOTE 7: COMMITMENTS AND CONTINGENCIES
EMPLOYEE BENEFIT PLANS. We offer a defined contribution plan, which qualifies under section 401(k) of the Internal Revenue Code and covers all eligible U.S. employees. We can also elect to make matching contributions to the plan. Annual discretionary contributions may also be made to the plan. Defined contribution plan expense, including matching contributions, was approximately (in thousands):

2019	$42,491
2018	43,172
2017	27,530
We have committed to a defined contribution match of six percent of eligible compensation in 2020. We contributed a defined contribution match of six percent in 2019 and four percent in both 2018 and 2017. We made a discretionary profit-sharing contribution of two percent of total recognized compensation for eligible participants in 2018. Following the 2018 contribution, we amended the plan and terminated the discretionary profit-sharing program.
LEASE COMMITMENTS. We maintain operating leases for office space, warehouses, office equipment, and a small number of intermodal containers. See Note 11, Leases, for further information.
LITIGATION. We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including certain contingent auto liability cases as of December 31, 2019. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.
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
There was $28.3 million of goodwill recorded related to the acquisition of Milgram. The Milgram goodwill is a result of acquiring and retaining the Milgram existing workforce and expected synergies from integrating its business into ours. Purchase accounting is considered final. No goodwill was recognized for Canadian tax purposes from the acquisition. The results of operations of Milgram have been included primarily within our Global Forwarding segment in our consolidated financial statements since September 1, 2017.
On January 28, 2020, we entered into a definitive agreement to acquire Prime Distribution Services, a leading provider of retail consolidation services in North America for approximately $225 million in cash. The agreement is subject to certain customary closing conditions, including regulatory approval.
NOTE 9: SEGMENT REPORTING
On January 1, 2019, we reorganized our enterprise transportation services structure to combine our NAST and Robinson Fresh transportation networks. The newly combined transportation network will be managed by and reported under the NAST reportable segment. We have determined that the remaining Robinson Fresh segment no longer meets the requirements of a reportable segment and will be included in the All Other and Corporate reportable segment. Prior period information has been reclassified to conform with this presentation. Our reportable segments are based on our method of internal reporting, which generally segregates the segments by service line and the primary services they provide to our customers. We identify two reportable segments as follows:
•North American Surface Transportation: NAST provides freight transportation services across North America through a network of offices in the United States, Canada, and Mexico. The primary services provided by NAST are truckload, less than truckload ("LTL"), and intermodal.
•Global Forwarding: Global Forwarding provides global logistics services through an international network of offices in North America, Asia, Europe, Oceania, and South America and also contracts with independent agents worldwide. The primary services provided by Global Forwarding include ocean freight services, air freight services, and customs brokerage.
•All Other and Corporate: All Other and Corporate includes our Robinson Fresh and Managed Services segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses. Robinson Fresh provides sourcing services including the buying, selling, and marketing of fresh fruits, vegetables, and other perishable items. Managed Services provides Transportation Management Services, or Managed TMS®. Other Surface Transportation revenues are primarily earned by our Europe Surface Transportation segment. Europe Surface Transportation provides services similar to NAST across Europe.

The internal reporting of segments is defined, based in part, on the reporting and review process used by our chief operating decision maker ("CODM"), our Chief Executive Officer. The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies. We do not report our intersegment revenues by reportable segment to our CODM and do not believe they are a meaningful metric for evaluating the performance of our reportable segments.
Reportable segment information as of, and for the years ended, December 31, 2019, 2018, and 2017 is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Twelve Months Ended December 31, 2019
Total Revenues	$11,283,692	$2,327,913	$1,697,903	$15,309,508
Net Revenues	1,797,369	533,976	254,965	2,586,310
Income (loss) from operations	722,763	80,527	(13,314)	789,976
Depreciation and amortization	24,508	36,720	39,221	100,449
Total assets (1)	2,550,010	1,021,592	1,069,458	4,641,060
Average headcount	7,354	4,766	3,431	15,551
________________________________
(1) All cash and cash equivalents and certain owned properties are included in All Other and Corporate.

	NAST(1)	Global Forwarding	All Other and Corporate(1)	Consolidated
Twelve Months Ended December 31, 2018
Total Revenues	$12,346,757	$2,487,744	$1,796,671	$16,631,172
Net Revenues	1,906,261	543,906	255,068	2,705,235
Income (loss) from operations	821,844	91,626	(1,387)	912,083
Depreciation and amortization	25,290	35,148	36,291	96,729
Total assets(2)	2,567,120	969,736	890,556	4,427,412
Average headcount	7,387	4,711	3,106	15,204
________________________________
(1) Amounts have been reclassified to reflect the segment reorganization announced in the first quarter of 2019.
(2) All cash and cash equivalents and certain owned properties are included in All Other and Corporate.

	NAST(1)	Global Forwarding	All Other and Corporate(1)	Consolidated
Twelve Months Ended December 31, 2017
Total Revenues	$10,728,835	$2,140,987	$1,999,558	$14,869,380
Net Revenues	1,626,174	485,280	256,596	2,368,050
Income from operations	661,108	91,842	22,169	775,119
Depreciation and amortization	23,866	33,308	35,803	92,977
Total assets (2)	2,506,137	821,182	908,515	4,235,834
Average headcount	7,316	4,310	3,061	14,687
________________________________
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

The following table presents our total revenues (based on location of the customer) and long-lived assets (including intangible and other assets) by geographic regions (in thousands):

	For the year ended December 31,
	2019	2018	2017
Total revenues
United States	$13,143,522	$14,370,454	$12,865,087
Other locations	2,165,986	2,260,718	2,004,293
Total revenues	$15,309,508	$16,631,172	$14,869,380

	As of December 31,
	2019(1)	2018	2017
Long-lived assets
United States	$489,129	$321,766	$335,072
Other locations	206,567	83,657	107,140
Total long-lived assets	$695,696	$405,423	$442,212
________________________________
(1) Includes $216.4 million and $94.4 million of right-of-use lease assets within the United States and other locations, respectively.

NOTE 10: REVENUE FROM CONTRACTS WITH CUSTOMERS
We adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, as of January 1, 2018 using the modified retrospective transition method. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a customer contract are satisfied which changed the timing of revenue recognition for our transportation business from at delivery to over the transit period as our performance obligations are completed. The comparative information for the year ended December 31, 2017 has not been restated and continues to be reported under ASC 605, Revenue Recognition.
The impact of adoption of ASU 2014-09 on our consolidated statements of operations for the years ended December 31, 2019 and 2018, was as follows (dollars in thousands).

	Twelve Months Ended December 31, 2019
	As reported	Balances without adoption of ASU 2014-09	Effect of change higher / (lower)
Income Statement
Revenues:
Transportation	$14,322,295	$14,336,820	$(14,525)
Sourcing (1)	987,213	1,128,208	(140,995)
Total revenues	15,309,508	15,465,028	(155,520)
Costs and expenses:
Purchased transportation and related services	11,839,433	11,848,665	(9,232)
Purchased products sourced for resale (1)	883,765	1,024,760	(140,995)
Personnel expenses	1,298,528	1,299,087	(559)
Other selling, general, and administrative expenses	497,806	497,806	—
Total costs and expenses	14,519,532	14,670,318	(150,786)
Income from operations	789,976	794,710	(4,734)
Interest and other expense	(47,719)	(47,719)	—
Income before provision for income taxes	742,257	746,991	(4,734)
Provision for income taxes	165,289	166,502	(1,213)
Net income	$576,968	$580,489	$(3,521)
________________________________
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
________________________________
(1) We have identified certain customer contracts in our sourcing managed procurement business that changed from a principal to an agent relationship under the new standard. This change resulted in these contracts being recognized at the net amount we charge our customers but had no impact on income from operations.
We typically do not receive consideration and amounts are not due from our customer prior to the completion of our performance obligations and as such contract liabilities as of December 31, 2019 and 2018, and revenue recognized in the twelve months ended December 31, 2019 and 2018, resulting from contract liabilities were not significant. Contract assets and accrued expenses - transportation expense fluctuate from period to period primarily based upon shipments in-transit at period and the timing of customer invoicing.
A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the twelve months ended December 31, 2019 and 2018, as follows (dollars in thousands):

	Twelve Months Ended December 31, 2019
	NAST	Global Forwarding	All Other and Corporate	Total
Major service lines:
Transportation and logistics services(1)	$11,283,692	$2,327,913	$710,690	$14,322,295
Sourcing(2)	—	—	987,213	987,213
Total	$11,283,692	$2,327,913	$1,697,903	$15,309,508

	Twelve Months Ended December 31, 2018
	NAST	Global Forwarding	All Other and Corporate	Total
Major service lines:
Transportation and logistics services(1)	$12,346,757	$2,487,744	$681,420	$15,515,921
Sourcing(2)	—	—	1,115,251	1,115,251
Total	$12,346,757	$2,487,744	$1,796,671	$16,631,172
________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.

Approximately 92 percent and 91 percent of our total revenues for the twelve months ended December 31, 2019 and 2018, respectively, are attributable to arranging for the transportation of our customers’ freight for which we transfer control and satisfy our performance obligation over the requisite transit period. A days in transit output method is used to measure the progress of our performance as of the reporting date. We determine the transit period based upon the departure date and the delivery date, which may be estimated if delivery has not occurred as of the reporting date. Determining the transit period and how much of it has been completed as of the reporting date may require management to make judgments that affect the timing of revenue recognized. We have determined that revenue recognition over the transit period provides a faithful depiction of the transfer of goods and services to our customer as our obligation is performed over the transit period. The transaction price for our performance obligation under these arrangements is generally fixed and readily determinable upon contract inception and is not contingent upon the occurrence or non-occurrence of another event.
Approximately six percent and seven percent of our total revenues for the twelve months ended December 31, 2019 and 2018, respectively, are attributable to buying, selling, and/or marketing of produce including fresh fruits, vegetables, and other value-added perishable items. Total revenues for these transactions are recognized at a point in time upon completion of our performance obligation, which is generally when the produce is received by our customer. The transaction price for our performance obligation under these arrangements is generally fixed and readily determinable upon contract inception and is not contingent upon the occurrence or non-occurrence of another event.
Approximately two percent of our total revenues for the twelve months ended December 31, 2019 and 2018, respectively, are attributable to value-added logistics services, such as customs brokerage, fee-based managed services, warehousing services, small parcel, and supply chain consulting and optimization services. Total revenues for these services are recognized over time as we complete our performance obligation. Transaction price is determined and allocated to these performance obligations at their fixed fee or agreed upon rate multiplied by their associated measure of progress, which may be transactional volumes, labor hours, or time elapsed.
Practical Expedients - Upon the adoption of ASU 2014-09, we have determined that we qualify for certain practical expedients to facilitate the adoption of the standard. We have elected to expense incremental costs of obtaining customer contracts (i.e., sales commissions) due to the short duration of our arrangements as the amortization period of such amounts is expected to be less than one year. These amounts are included within personnel expenses in our consolidated statements of operations and comprehensive income. In addition, we do not disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied as of the end of the period, as our contracts have an expected length of one year or less. Finally, for certain of our performance obligations such as fee-based managed services, supply chain consulting and optimization services, and warehousing services, we have recognized revenue in the amount for which we have the right to invoice our customer as we have determined this amount corresponds directly with the value provided to the customer for our performance completed to date.

NOTE 11: LEASES
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
Our operating leases are included on the consolidated balance sheets as right-of-use lease assets and lease liabilities. A right-of-use lease asset represents our right to use an underlying asset over the term of a lease, while a lease liability represents our obligation to make lease payments arising from the lease. Current and noncurrent lease liabilities are recognized at commencement date at the present value of lease payments, including non-lease components, which consist primarily of common area maintenance charges. Right-of-use lease assets are also recognized at commencement date as the total lease liability plus prepaid rents and less any deferred rent liability that existed under ASC 840, Leases, upon transition. As our leases typically do not provide an implicit rate, we use our fully collateralized incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is influenced by market interest rates, our credit rating, and lease term and as such, may differ for individual leases.
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
In February 2020, we entered into a lease for warehouse space in Los Angeles, California which commences in February 2020 and is expected to result in a right-of-use lease asset and lease liability of approximately $38.7 million. There were no other material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of December 31, 2019.
Information regarding lease expense, remaining lease term, discount rate, and other select lease information is presented below as of December 31, 2019, and for the twelve months ended December 31, 2019 (dollars in thousands):

Lease Costs	Twelve Months Ended December 31, 2019
Operating lease expense	$68,489
Short-term lease expense	11,440
Total lease expense	$79,929

Other Lease Information	Twelve Months Ended December 31, 2019
Operating cash outflows from operating leases	$66,489
Right-of-use lease assets obtained in exchange for new lease liabilities(1)	101,966
________________________________
(1) The company obtained approximately $35.5 million of right-of-use lease assets in exchange for new lease liabilities related to a warehouse lease in Australia in the fourth quarter of 2019.

Lease Term and Discount Rate	As of December 31, 2019
Weighted average remaining lease term (in years)(1)	7.8
Weighted average discount rate	3.4%
________________________________
(1) The weighted average remaining lease term is significantly impacted by a 15-year lease related to office space in Chicago, IL, that commenced in 2018. Excluding this lease, the weighted average remaining lease term of our agreements is 5.2 years.

The maturity of lease liabilities as of December 31, 2019, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
2020	$70,995
2021	60,839
2022	49,717
2023	36,722
2024	25,457
Thereafter	125,163
Total lease payments	368,893
Less: Interest	(48,169)
Present value of lease liabilities	$320,724

Minimum future lease commitments under noncancelable lease agreements in excess of one year as of December 31, 2018, are as follows (in thousands):

2019	$53,675
2020	47,680
2021	36,832
2022	27,644
2023	19,406
Thereafter	81,465
Total lease payments	$266,702

In addition to minimum lease payments, we are typically responsible under our lease agreements to pay our pro rata share of maintenance expenses, common charges, and real estate taxes of the buildings in which we lease space. Under ASC 842 we have elected to account for non-lease components such as common area maintenance and parking as a single lease component.

NOTE 12: CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in the Stockholders’ investment on our consolidated balance sheets. The recorded balance at December 31, 2019, and December 31, 2018, was $76.1 million and $71.9 million, respectively, and is comprised solely of foreign currency adjustments.
NOTE 13: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
RECENTLY ADOPTED ACCOUNTING STANDARDS
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides another transition method no longer requiring application to previously reported periods. Therefore, prior period balances were not restated. We adopted Topic 842 during 2019 using the modified retrospective approach and recognizing right-of-use assets and lease liabilities of $265.4 million and $273.3 million, respectively, on January 1, 2019. The adoption of this standard did not have a significant impact on our consolidated results of operations or consolidated statements of cash flows. Refer to Note 11, Leases, for further information.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which amends existing guidance for reporting comprehensive income to reflect changes resulting from the Tax Act. The amendment provides the option to reclassify stranded tax effects resulting from the Tax Act within accumulated other comprehensive income (AOCI) to retained earnings. This amendment became effective for us on January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements and disclosures.

RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in November 2018 issued a subsequent amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This update significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The update will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of this amendment that have the contractual right to receive cash. We adopted this standard effective January 1, 2020. Prior period balances will not be restated. The adoption of this standard will impact our accounting policy for the allowance for doubtful accounts, which is a significant accounting policy, but the impact of adoption is not expected to have a material impact to our consolidated financial position, results of operations, or cash flows.

NOTE 14: SUPPLEMENTARY DATA (UNAUDITED)
Our unaudited results of operations for each of the quarters in the years ended December 31, 2019 and 2018, are summarized below (in thousands, except per share data).

2019	March 31	June 30	September 30	December 31
Revenues:
Transportation	$3,504,932	$3,638,612	$3,608,346	$3,570,405
Sourcing	246,278	270,228	247,786	222,921
Total revenues	3,751,210	3,908,840	3,856,132	3,793,326
Costs and expenses:
Purchased transportation and related services	2,853,256	2,972,998	2,999,979	3,013,200
Purchased products sourced for resale	219,154	240,626	222,722	201,263
Personnel expenses	340,098	338,886	320,563	298,981
Other selling, general, and administrative expenses	114,152	128,795	111,783	143,076
Total costs and expenses	3,526,660	3,681,305	3,655,047	3,656,520
Income from operations	224,550	227,535	201,085	136,806
Net income	$161,788	$169,180	$146,894	$99,106
Basic net income per share	$1.17	$1.23	$1.08	$0.73
Diluted net income per share	$1.16	$1.22	$1.07	$0.73
Basic weighted average shares outstanding	137,854	137,185	136,380	135,997
Dilutive effect of outstanding stock awards	1,101	1,071	1,096	624
Diluted weighted average shares outstanding	138,955	138,256	137,476	136,621

2018	March 31	June 30	September 30	December 31
Revenues:
Transportation	$3,637,640	$3,953,139	$4,028,392	$3,896,750
Sourcing	287,687	322,898	263,508	241,158
Total revenues	3,925,327	4,276,037	4,291,900	4,137,908
Costs and expenses:
Purchased transportation and related services	3,041,602	3,313,196	3,359,520	3,207,859
Purchased products sourced for resale	257,800	291,358	238,336	216,266
Personnel expenses	328,297	340,630	335,299	339,316
Other selling, general, and administrative expenses	106,043	111,845	112,772	118,950
Total costs and expenses	3,733,742	4,057,029	4,045,927	3,882,391
Income from operations	191,585	219,008	245,973	255,517
Net income	$142,297	$159,163	$175,895	$187,150
Basic net income per share	$1.02	$1.14	$1.27	$1.36
Diluted net income per share	$1.01	$1.13	$1.25	$1.34
Basic weighted average shares outstanding	140,032	139,464	138,797	137,797
Dilutive effect of outstanding stock awards	1,238	1,147	1,363	1,385
Diluted weighted average shares outstanding	141,270	140,611	140,160	139,182

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) or our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of effectiveness of controls and procedures to future periods are subject to the risk that the controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls and procedures may have deteriorated.
As of December 31, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 and concluded that it was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On February 14, 2020, the company entered into a Second Amendment (the “Second Amendment”) to Receivables Purchase Agreement which amends that certain Receivables Purchase Agreement dated as of April 26, 2017 (as amended prior to the date hereof, the “Receivables Purchase Agreement”) with the company, as initial master servicer and performance guarantor,

C.H. Robinson Receivables, LLC (“CHRR”), a wholly-owned subsidiary of the company and bankruptcy-remote entity, as seller, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and Wells Fargo and Bank of America, N.A., as purchaser agents and committed purchasers.
The Second Amendment carves out from the Receivables Purchase Agreement certain collections with respect to payments arising from the sale of goods or services by the company and certain of its subsidiaries (the “Excluded Receivables”) from certain excluded account debtors. It also provides a limited consent to the sale of certain of the Excluded Receivables that were made prior to the effective date of the Second Amendment. In connection with the transactions contemplated by the Second Amendment, CHRR also entered into an assignment agreement with C.H. Robinson Company Inc. (“CHRCI”) pursuant to which CHRR sold to CHRCI and certain other originators (collectively, the “Originators”) all of the outstanding Excluded Receivables sold by the Originators to CHRR under the Receivables Sale Agreement dated as of April 26, 2017 among the Originators and CHRR.
The foregoing description of the Second Amendment is qualified in its entirety by reference to Exhibit 10.7 hereto.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information with respect to our Board of Directors contained under the heading “Proposal One: Election of Directors,” in the Proxy Statement, are incorporated in this Form 10-K by reference. Information with respect to our executive officers is provided in Part I, Item 1 of this Form 10-K.
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
ITEM 11. EXECUTIVE COMPENSATION
The information contained under the headings or subheadings “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” “2019 Executive Compensation” and “Compensation Committee Report” is incorporated in this Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Equity Compensation Plans
The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders (1)	9,851,905	$75.40	5,300,634
Equity compensation plans not approved by security holders	—	—	—
Total	9,851,905	$75.40	5,300,634
________________________________
(1) Includes stock available for issuance under our Employee Stock Purchase Plan, as well as options, restricted stock granted, and shares that may become subject to future awards under our 2013 Equity Incentive Plan. Specifically, 2,801,713 shares remain available under our Employee Stock Purchase Plan, and 7,050,192 options remain outstanding for future exercise. On May 9, 2019, our shareholders approved an amendment and restatement of our 2013 Equity Incentive Plan to increase the number of shares authorized for award by 4,000,000 shares. Under our 2013 Equity Incentive Plan, 5,300,634 shares may become subject to future awards in the form of stock option grants or the issuance of restricted stock.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
(1) The Company’s 2019 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.
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
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
The transactions in the allowance for doubtful accounts for the years ended December 31, were as follows (in thousands):

	2019	2018	2017
Balance, beginning of year	$41,131	$42,409	$39,543
Provision	5,853	15,634	13,489
Write-offs	(14,146)	(16,912)	(10,623)
Balance, end of year	$32,838	$41,131	$42,409

(b)  Index to Exhibits-Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document. We will furnish a copy of any Exhibit at no cost to a security holder upon request.

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Incorporation of the Company (as amended on May 19, 2012, and incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 15, 2012)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 17, 2020)

*4.1	Description of Capital Stock

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

†10.2
Amended and restated C.H. Robinson Worldwide, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on March 29, 2019, on file no. 000-23189)

10.3
Second Omnibus Amendment, dated October 24, 2018, among C.H. Robinson Worldwide, Inc., the guarantors and lenders party thereto, and U.S. Bank National Association, as LC Issuer, Swing Line Lender and Administrative Agent for the lenders to that certain Credit Agreement dated as of October 29, 2012, among C.H. Robinson Worldwide, Inc., the lenders party thereto, and U.S. Bank National Association, as LC Issuer, Swing Line Lender and Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2018)

10.4
Note Purchase Agreement dated as of August 23, 2013, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.5
First Amendment to Note Purchase Agreement dated February 20, 2015, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.6
Receivables Sale Agreement, dated as of April 26, 2017, by and among C.H. Robinson Company Inc., C.H. Robinson Receivables, LLC, and C.H. Robinson Worldwide, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 28, 2017)

*10.7
Second Amendment to the Receivables Purchase Agreement, dated as of February 14, 2020, by and among C.H. Robinson Receivables, LLC, C.H. Robinson Worldwide, Inc., Bank of America, N.A., and Wells Fargo Bank, N.A.

10.8
Amended and Restated Performance Guaranty, dated as of December 17, 2018, between C.H. Robinson Worldwide, Inc. and Wells Fargo Bank, N.A. for and on behalf of the Affected Parties under the Receivables Purchase Agreement dated as of December 17, 2018, among C.H. Robinson Receivables, LLC, C.H. Robinson Worldwide, Inc., Wells Fargo Bank, and various Conduit Purchasers, Purchaser Agents, and Committed Purchasers described therein (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 10-K filed on February 25, 2019)

†10.9	C.H. Robinson Worldwide, Inc. 2015 Non-Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A, filed on March 27, 2015, file no. 000-23189)

†10.10	Robinson Companies Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on 10-K for the year ended December 31, 2012)

†10.11
Award of Deferred Shares into the Robinson Companies Nonqualified Deferred Compensation Plan, dated December 21, 2000, by and between C.H. Robinson Worldwide, Inc. and John P. Wiehoff (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, file no. 000-23189)

†10.12	2012 Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, file no. 000-23189)

†10.13	2012 Form of Restricted Stock Award for U.S. Managerial Employees (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

†10.14	2012 Form of Restricted Stock Award for Officers (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

†10.16	2012 Form of Time-Based Restricted Stock Unit Award (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

†10.17	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.18	Form of Performance Share Award for Officers (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.19	Form of Performance Share Award for U.S. Managerial Employees (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.20	Form of Time-Based Restricted Stock Unit Award (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.21	Form of Incentive Stock Option (Time-Based U.S.) Agreement (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

†10.22	Form of Key Employee Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

†10.23	Form of Employee Confidentiality and Protection of Business Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)
*†10.24	Form of Performance Share Award Agreement

*†10.25	Form of Incentive Stock Option Award Agreement

*†10.26	Form of Restricted Stock Unit Award Agreement for Non-U.S. Employees

*†10.27	Form of Key Employee Agreement

*†10.28	Form of Employee Confidentiality and Protection of Business Agreement

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*24	Powers of Attorney

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2019, 2018, and 2017, (ii) Consolidated Balance Sheets as of December 31, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, (iv) Consolidated Statements of Stockholders’ Investment for the years ended 2019, 2018, and 2017, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text

104	The cover page from the Current Report on Form 10-K formatted in Inline XBRL

*	Filed herewith
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on February 19, 2020.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Chief Legal Officer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2020.

Signature	Title

/s/ ROBERT C. BIESTERFELD, JR.	Chief Executive Officer (Principal Executive Officer)
Robert C. Biesterfeld, Jr.

/s/ MICHAEL P. ZECHMEISTER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Michael P. Zechmeister

*	Chairman of the Board
John P. Wiehoff

*	Director
Scott P. Anderson

*	Director
Wayne M. Fortun

*	Director
Timothy C. Gokey

*	Director
Mary J. Steele Guilfoile

*	Director
Jodee Kozlak

*	Director
Brian P. Short

*	Director
James B. Stake

*	Director
Paula Tolliver

*By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Attorney-in-Fact