Form 10-Q
period 2020-03-31
C. H. ROBINSON WORLDWIDE, INC.
filed 2020-05-01
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2020, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 134,609,978.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$294,572	$447,858
Receivables, net of allowance for credit loss of $32,472 and $32,838	2,092,613	1,974,381
Contract assets, net of allowance for credit loss	123,558	132,874
Prepaid expenses and other	95,896	85,005
Total current assets	2,606,639	2,640,118
Property and equipment, net	211,799	208,423
Goodwill	1,450,999	1,291,760
Other intangible assets, net	132,013	90,931
Right-of-use lease assets	345,908	310,860
Deferred tax assets	14,605	13,485
Other assets	86,357	85,483
Total assets	$4,848,320	$4,641,060

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,098,905	$984,604
Outstanding checks	51,649	78,231
Accrued expenses:
Compensation	88,528	112,784
Transportation expense	93,900	101,194
Income taxes	14,473	12,354
Other accrued liabilities	65,930	62,706
Current lease liabilities	70,423	61,280
Current portion of debt	320,917	142,885
Total current liabilities	1,804,725	1,556,038

Long-term debt	1,092,660	1,092,448
Noncurrent lease liabilities	286,210	259,444
Noncurrent income taxes payable	21,576	22,354
Deferred tax liabilities	55,766	39,776
Other long-term liabilities	265	270
Total liabilities	3,261,202	2,970,330
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,700 and 179,380 shares issued, 134,586 and 134,895 outstanding	13,459	13,490
Additional paid-in capital	533,819	546,646
Retained earnings	4,153,109	4,144,834
Accumulated other comprehensive loss	(108,344)	(76,149)
Treasury stock at cost (45,114 and 44,485 shares)	(3,004,925)	(2,958,091)
Total stockholders’ investment	1,587,118	1,670,730
Total liabilities and stockholders’ investment	$4,848,320	$4,641,060
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Transportation	$3,542,118	$3,504,932
Sourcing	262,890	246,278
Total revenues	3,805,008	3,751,210
Costs and expenses:
Purchased transportation and related services	3,000,113	2,853,256
Purchased products sourced for resale	236,942	219,154
Personnel expenses	330,220	340,098
Other selling, general, and administrative expenses	128,293	114,152
Total costs and expenses	3,695,568	3,526,660
Income from operations	109,440	224,550
Interest and other expense	(15,228)	(17,140)
Income before provision for income taxes	94,212	207,410
Provision for income taxes	16,066	45,622
Net income	78,146	161,788
Other comprehensive (loss) income, net of tax	(32,195)	5,297
Comprehensive income	$45,951	$167,085

Basic net income per share	$0.58	$1.17
Diluted net income per share	$0.57	$1.16

Basic weighted average shares outstanding	135,474	137,854
Dilutive effect of outstanding stock awards	495	1,101
Diluted weighted average shares outstanding	135,969	138,955
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2019	134,895	$13,490	$546,646	$4,144,834	$(76,149)	$(2,958,091)	$1,670,730
Net income				78,146			78,146
Foreign currency adjustments, net of tax					(32,195)		(32,195)
Dividends declared, $0.51 per share				(69,871)			(69,871)
Stock issued for employee benefit plans	343	34	(24,192)			21,632	(2,526)
Issuance of restricted stock, net of forfeitures	321	32	(32)				—
Stock-based compensation expense	—	—	11,397			—	11,397
Repurchase of common stock	(973)	(97)				(68,466)	(68,563)
Balance March 31, 2020	134,586	$13,459	$533,819	$4,153,109	$(108,344)	$(3,004,925)	$1,587,118

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2018	137,284	$13,728	$521,486	$3,845,593	$(71,935)	$(2,713,785)	$1,595,087
Net income				161,788			161,788
Foreign currency adjustments					5,297		5,297
Dividends declared, $0.50 per share				(69,683)			(69,683)
Stock issued for employee benefit plans	342	34	(11,520)			19,059	7,573
Issuance of restricted stock, net of forfeitures	(3)	—	—				—
Stock-based compensation expense	—	—	17,123			—	17,123
Repurchase of common stock	(734)	(73)				(64,551)	(64,624)
Balance March 31, 2019	136,889	$13,689	$527,089	$3,937,698	$(66,638)	$(2,759,277)	$1,652,561
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$78,146	$161,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,393	24,560
Provision for credit losses	5,675	1,774
Stock-based compensation	11,397	17,123
Deferred income taxes	1,622	(364)
Excess tax benefit on stock-based compensation	(3,737)	(4,458)
Other operating activities	788	576
Changes in operating elements (net of acquisitions):
Receivables	(133,142)	117,720
Contract assets	8,713	(5,921)
Prepaid expenses and other	(11,038)	(6,367)
Accounts payable and outstanding checks	98,946	(10,742)
Accrued compensation	(23,879)	(87,259)
Accrued transportation expense	(7,294)	7,331
Accrued income taxes	5,196	39,078
Other accrued liabilities	1,829	1,801
Other assets and liabilities	884	291
Net cash provided by operating activities	58,499	256,931

INVESTING ACTIVITIES
Purchases of property and equipment	(7,841)	(8,619)
Purchases and development of software	(6,862)	(5,246)
Acquisitions, net of cash acquired	(223,617)	(44,143)
Other investing activities	—	8
Net cash used for investing activities	(238,320)	(58,000)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	11,269	19,615
Stock tendered for payment of withholding taxes	(13,795)	(12,042)
Repurchase of common stock	(68,563)	(67,624)
Cash dividends	(69,871)	(69,742)
Proceeds from short-term borrowings	765,600	14,000
Payments on short-term borrowings	(587,600)	(19,000)
Net cash used for financing activities	37,040	(134,793)

Effect of exchange rates on cash	(10,505)	2,720
Net change in cash and cash equivalents	(153,286)	66,858
Cash and cash equivalents, beginning of period	447,858	378,615
Cash and cash equivalents, end of period	$294,572	$445,473
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
Our reportable segments are NAST and Global Forwarding with all other segments included in All Other and Corporate. The All Other and Corporate reportable segment includes Robinson Fresh, Managed Services, Other Surface Transportation outside of North America, and other miscellaneous revenues and unallocated corporate expenses. For financial information concerning our reportable segments, refer to Note 9, Segment Reporting.
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
Consistent with SEC rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read the condensed consolidated financial statements and related notes in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2019.
RECENTLY ADOPTED ACCOUNTING STANDARDS
In June 2016, the FASB issued ASU (“Accounting Standards Update”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in November 2018 issued a subsequent amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This update changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update replaces the historical “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The update affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of this amendment that have the contractual right to receive cash. We adopted this standard on January 1, 2020. We have updated our allowance for credit losses, formerly described as our allowance for doubtful accounts, significant accounting policy below as a result of adopting the new standard. The impact of adoption was not material to our consolidated financial position, results of operations, or cash flows.
RECENTLY ISSUED ACCOUNTING STANDARDS
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional practical expedients to simplify accounting for reference rate reform. Amongst other practical expedients, the update allows for contract modifications due to reference rate reform for certain receivables and debt contracts to be accounted for by prospectively adjusting the effective interest rate. The amendments in this ASU are effective for all entities beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the effects that adoption of this guidance will have on the consolidated financial statements.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. We have updated these policies below to effect the adoption of Accounting Standards Codification (“ASC”) 326 in the first quarter of 2020.

ALLOWANCE FOR CREDIT LOSSES. Accounts receivable and contract assets are reduced by an allowance for expected credit losses. We determine our allowance for expected credit losses by evaluating two approaches that consider our past credit loss experience, our customers' credit ratings, and other customer specific and macroeconomic factors. The first approach is pooling our customers by credit rating and applying an expected loss ratio based upon credit rating and number of days the receivable has been outstanding, (i.e. aging approach). The second approach is to compute an expected loss ratio for each credit rating pool based upon our historical write-off experience and apply it to our accounts receivable, (i.e. loss ratio approach). These two approaches are evaluated in consideration of other known information and customer specific and macroeconomic factors, including the price of diesel fuel, for purposes of determining the expected credit loss allowance.
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance December 31, 2019	$1,015,570	$208,420	$67,770	$1,291,760
Acquisitions	176,397	507	—	176,904
Translation	(12,592)	(4,222)	(851)	(17,665)
Balance March 31, 2020	$1,179,375	$204,705	$66,919	$1,450,999

Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). We considered whether there were any changes in circumstances indicating that our goodwill might be impaired, including consideration of the impacts of the novel coronavirus (“COVID-19”) on financial markets and our business operations, and determined the more likely than not criteria had not been met, and therefore a Step One Analysis was not required as of March 31, 2020.
Identifiable intangible assets consisted of the following (in thousands):

	March 31, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$282,180	$(160,642)	$121,538	$237,335	$(156,879)	$80,456
Indefinite-lived intangibles
Trademarks	10,475	—	10,475	10,475	—	10,475
Total intangibles	$292,655	$(160,642)	$132,013	$247,810	$(156,879)	$90,931

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Amortization expense	$8,376	$9,293
Finite-lived intangible assets, by reportable segment, as of March 31, 2020, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Remaining 2020	$6,070	$19,111	$450	$25,631
2021	8,092	13,076	600	21,768
2022	8,092	13,076	600	21,768
2023	8,092	10,969	600	19,661
2024	8,014	3,498	600	12,112
Thereafter	17,024	2,723	851	20,598
Total				$121,538

NOTE 3. FAIR VALUE MEASUREMENT
Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
•Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•Level 2 — Observable market-based inputs or unobservable inputs that are corroborated by market data.
•Level 3 — Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.
We had no Level 3 assets or liabilities as of and during the periods ended March 31, 2020, and December 31, 2019. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	March 31, 2020	December 31, 2019	Maturity	March 31, 2020	December 31, 2019
Revolving credit facility	1.94%	—%	October 2023	$71,000	$—
Senior Notes, Series A	3.97%	3.97%	August 2023	175,000	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables securitization facility (1)	1.64%	2.41%	December 2020	249,917	142,885
Senior Notes (1)	4.20%	4.20%	April 2028	592,660	592,448
Total debt				1,413,577	1,235,333
Less: Current maturities and short-term borrowing				(320,917)	(142,885)
Long-term debt				$1,092,660	$1,092,448
____________________________________________
(1) Net of unamortized discounts and issuance costs.

SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the "Credit Agreement") with a total availability of $1 billion and a maturity date of October 24, 2023. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of applicable LIBOR plus 1.125 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility ranging from 0.075 percent to 0.200 percent. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
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
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes, Series A, Senior Notes Series B, and Senior Notes Series C, collectively (the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $511.7 million at March 31, 2020. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own risk. If the Notes were recorded at fair value, they would be classified as Level 2.
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

U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
We have a receivables securitization facility (the “Receivables Securitization Facility”) that currently expires on December 17, 2020, unless extended by the parties. The Receivables Securitization Facility is based on the securitization of certain of our U.S. trade accounts receivable and provides funding of up to $250 million. The interest rate on borrowings under the Receivables Securitization Facility is based on one-month LIBOR plus 0.65 percent. There is also a commitment fee we are required to pay on any unused portion of the facility. The recorded amount of borrowings outstanding on the Receivables Securitization Facility approximates fair value because it can be redeemed on short notice and the interest rate floats, therefore, we consider these borrowings to be a Level 2 financial liability.
The Receivables Securitization Facility contains various customary affirmative and negative covenants, and it also contains customary default and termination provisions which provide for acceleration of amounts owed under the Receivables Securitization Facility upon the occurrence of certain specified events.
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes ("Senior Notes") through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $648.5 million as of March 31, 2020, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $592.7 million as of March 31, 2020. If the Senior Notes were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy.
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
As of March 31, 2020, we were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, Receivables Securitization Facility, and Senior Notes.
NOTE 5. INCOME TAXES
Our effective tax rate for the three months ended March 31, 2020, and 2019 was 17.1 percent and 22.0 percent, respectively. The effective income tax rate for the three months ended March 31, 2020, was lower than the statutory federal income tax rate primarily due to the tax impact of share-based payment awards, which reduced the effective tax rate by 3.6 percentage points, and foreign tax impacts recorded in the three months ended March 31, 2020.

In 2019 we removed our assertion that the unremitted earnings of foreign subsidiaries were permanently reinvested with limited exceptions. If we repatriated all foreign earnings that are still considered to be permanently reinvested, the estimated effect on income taxes payable would be an increase of approximately $3.9 million as of March 31, 2020.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). This law included provisions which may benefit us in two primary ways. First, the CARES Act allows for a deferral of the employer share of federal payroll taxes otherwise due through December 31, 2020. 50 percent of the deferred amount is due December 31, 2021 and the remaining 50 percent is due December 31, 2022. This provision allows us to defer certain federal payroll deposits and invest this cash back into our business without any interest cost. We are in the process of determining the amount of cash to be made available as a result of this provision. Second, the CARES Act provides for a tax credit of up to

$5,000 related to wages and health benefits provided to an employee whose work from March 17, 2020 through December 31, 2020 was impacted by COVID-19. We are in the process of determining the amount of any such credit.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent and requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and adding new rules for Global Intangible Low-tax Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). Although enacted more than two years ago, regulatory guidance on the application of FDII has not been finalized. We have included the tax impact of both GILTI and FDII in our income tax expense for the three months ended March 31, 2020, and 2019, based on our understanding of the rules available at the time of this filing. However, our calculations could be impacted by future regulations as guidance is finalized. We will continue to monitor any new guidance related to FDII and determine any impact it may have on our calculations.

As of March 31, 2020, we have $38.6 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $2.5 million in the next 12 months due to the lapsing of statutes of limitations. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2013. We are currently under an Internal Revenue Service audit for 2015, 2016 and 2017 tax years.
NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options	$5,013	$4,249
Stock awards	5,403	11,744
Company expense on ESPP discount	981	1,130
Total stock-based compensation expense	$11,397	$17,123

On May 9, 2019, our shareholders approved an amendment and restatement of our 2013 Equity Incentive Plan (the “Plan”) to increase the number of shares authorized for award by 4,000,000 shares. The Plan allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 17,041,803 shares can be granted under this plan following the amendment and restatement. Approximately 2,940,625 shares were available for stock awards under the plan as of March 31, 2020. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the plan.
Stock Options - We have awarded stock options to certain key employees. The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of March 31, 2020, unrecognized compensation expense related to stock options was $58.3 million. The amount of future expense to be recognized will be based on the passage of time and the employees' continued employment.
We granted 1,660,548 stock options on February 5, 2020. These awards had a weighted average exercise price of $72.74 and a weighted average grant date fair value of $13.88. These awards will vest over a five-year period with a first vesting date of December 31, 2020.

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
We granted 405,776 performance-based restricted shares and restricted stock units and 329,586 time-based restricted shares and restricted stock units on February 5, 2020. These awards had a weighted average grant date fair value of $59.34 and will vest over a five-year period with a first vesting date of December 31, 2020.
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
As of March 31, 2020, there was unrecognized compensation expense of $136.4 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings growth, and certain other conditions.
Employee Stock Purchase Plan - Our 1997 Employee Stock Purchase Plan ("ESPP") allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of each quarter discounted by 15 percent. Shares vest immediately. The following is a summary of the employee stock purchase plan activity:

Three Months Ended March 31, 2020
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
98,839	$5,561,671	$981,471

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

NOTE 8. ACQUISITIONS
Prime Distribution Services
On March 2, 2020, we acquired all of the outstanding shares of Prime Distribution Services (“Prime Distribution”), a leading provider of retail consolidation services in North America for $223.1 million in cash. This acquisition adds scale and value-added warehouse capabilities to our retail consolidation platform, adding to our global suite of services.
The following is a summary of the allocation of purchase consideration to the estimated fair value of net assets for the acquisition of Prime Distribution.

Current assets	$8,197
Property and equipment	7,356
Right-of-use lease assets	35,017
Other intangible assets	55,000
Goodwill	176,397
Total assets	281,967

Current liabilities	10,470
Lease liabilities	35,017
Deferred tax liabilities	13,375
Net assets acquired	$223,105

Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

Estimated Life (years)
Customer relationships	7	$55,000
There was $176.4 million of goodwill recorded related to the acquisition of Prime Distribution. The Prime Distribution goodwill is a result of acquiring and retaining the Prime Distribution workforce and expected synergies from integrating its business into ours. Purchase accounting is considered preliminary, subject to revision primarily related to certain potential post-closing and working capital adjustments, as final information was not available as of March 31, 2020. The goodwill will not be deductible for tax purposes. The acquisition was effective as of February 29, 2020, and therefore the results of operations of Prime Distribution have been included as part of the North American Surface Transportation segment in our consolidated financial statements since March 1, 2020.
Dema Service S.p.A
On May 22, 2019, we acquired all of the outstanding shares of Dema Service S.p.A. (“Dema Service”) to strengthen our existing footprint in Italy. Total purchase consideration, net of cash acquired was $14.2 million, which was paid in cash.
Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

Estimated Life (years)
Customer relationships	7	$4,252
There was $7.8 million of goodwill recorded related to the acquisition of Dema Service. The Dema Service goodwill is a result of acquiring and retaining the Dema Service workforce and expected synergies from integrating its business into ours. Purchase accounting is considered complete. No goodwill was recognized for Italian tax purposes from the acquisition. The results of operations of Dema Service have been included as part of the All Other and Corporate segment in our consolidated financial statements since May 23, 2019.

The Space Cargo Group
On February 28, 2019, we acquired all of the outstanding shares of The Space Cargo Group (“Space Cargo”) for the purpose of expanding our presence and capabilities in Spain and Colombia. Total purchase consideration, net of cash acquired, was $45.5 million, which was paid in cash.
Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

Estimated Life (years)
Customer relationships	7	$16,439
There was $26.4 million of goodwill recorded related to the acquisition of Space Cargo. The Space Cargo goodwill is a result of acquiring and retaining the Space Cargo workforce and expected synergies from integrating its business into ours. Purchase accounting is considered complete. No goodwill was recognized for Spanish tax purposes from the acquisition. The results of operations of Space Cargo have been included as part of the Global Forwarding segment in our consolidated financial statements since March 1, 2019.
NOTE 9. SEGMENT REPORTING
Our reportable segments are based on our method of internal reporting, which generally segregates the segments by service line and the primary services they provide to our customers. We identify two reportable segments in addition to All Other and Corporate as summarized below:
•North American Surface Transportation—NAST provides freight transportation services across North America through a network of offices in the United States, Canada, and Mexico. The primary services provided by NAST include truckload, less than truckload (“LTL”), and intermodal.
•Global Forwarding—Global Forwarding provides global logistics services through an international network of offices in North America, Asia, Europe, Oceania, and South America and also contracts with independent agents worldwide. The primary services provided by Global Forwarding include ocean freight services, airfreight services, and customs brokerage.
•All Other and Corporate—All Other and Corporate includes our Robinson Fresh and Managed Services segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses. Robinson Fresh provides sourcing services including the buying, selling, and marketing of fresh fruits, vegetables, and other perishable items. Managed Services provides Transportation Management Services, or Managed TMS®. Other Surface Transportation revenues are primarily earned by Europe Surface Transportation. Europe Surface Transportation provides services similar to NAST across Europe.
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

Reportable segment information as of, and for the three months ended March 31, 2020, and 2019, is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended March 31, 2020
Total revenues	$2,823,745	$530,384	$450,879	$3,805,008
Net revenues	372,778	128,314	66,861	567,953
Income (loss) from operations	98,526	11,959	(1,045)	109,440
Depreciation and amortization	5,254	9,149	9,990	24,393
Total assets(1)	2,942,719	934,625	970,976	4,848,320
Average headcount	7,038	4,824	3,588	15,450

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended March 31, 2019
Total revenues	$2,796,784	$537,567	$416,859	$3,751,210
Net revenues	486,550	127,236	65,014	678,800
Income (loss) from operations	211,283	14,203	(936)	224,550
Depreciation and amortization	6,259	8,926	9,375	24,560
Total assets(1)	2,693,668	1,001,881	1,001,895	4,697,444
Average headcount	7,424	4,707	3,250	15,381
_________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.

NOTE 10. REVENUE FROM CONTRACTS WITH CUSTOMERS

A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$2,823,745	$530,384	$187,989	$3,542,118
Sourcing(2)	—	—	262,890	262,890
Total	$2,823,745	$530,384	$450,879	$3,805,008

	Three Months Ended March 31, 2019
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$2,796,784	$537,567	$170,581	$3,504,932
Sourcing(2)	—	—	246,278	246,278
Total	$2,796,784	$537,567	$416,859	$3,751,210
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.

We typically do not receive consideration and amounts are not due from our customer prior to the completion of our performance obligation and as such contract liabilities as of March 31, 2020, and revenue recognized in the three months ended March 31, 2020 and 2019 resulting from contract liabilities was not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon shipments in-transit at period end.

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

We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of March 31, 2020.

Information regarding lease expense, remaining lease term, discount rate, and other select lease information is presented below as of March 31, 2020, and for the three months ended March 31, 2020 (dollars in thousands):

Lease Costs	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease expense	$19,974	$16,822
Short-term lease expense	2,572	2,341
Total lease expense	$22,546	$19,163

Other Lease Information	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating cash flows from operating leases	$19,112	$16,629
Right-of-use lease assets obtained in exchange for new lease liabilities	60,281	7,732

Lease Term and Discount Rate	As of March 31, 2020
Weighted average remaining lease term (in years)(1)	7.2
Weighted average discount rate	3.3%
____________________________________________
(1) The weighted average remaining lease term is significantly impacted by a 15-year lease related to office space in Chicago, IL, that commenced in 2018. Excluding this lease, the weighted average remaining lease term of our agreements is 4.9 years.

The maturity of lease liabilities as of March 31, 2020, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2020	$61,390
2021	74,485
2022	62,947
2023	49,726
2024	32,536
Thereafter	123,925
Total lease payments	405,009
Less: Interest	(48,376)
Present value of lease liabilities	$356,633

In addition to minimum lease payments, we are typically responsible under our lease agreements to pay our pro rata share of maintenance expenses, common charges, and real estate taxes of the buildings in which we lease space. Under ASC 842 we have elected to account for non-lease components such as common area maintenance and parking as a single lease component.
NOTE 12. ALLOWANCE FOR CREDIT LOSSES
We adopted ASU 2016-13, Financial Instruments (Topic 326), as of January 1, 2020. Prior period information was not restated and continues to be presented under guidance effective for those periods. Topic 326 changes how entities measure credit losses for certain financial assets including accounts receivable by replacing the historical “incurred loss” approach with an “expected loss” model. We have updated our significant accounting policy for allowance for credit losses as discussed in Note 1, Basis of Presentation.
Our allowance for credit losses is computed using a number of factors including our past credit loss experience, the aging of amounts due from our customers, our customers' credit ratings, in addition to other customer specific factors. We have also assessed the current macroeconomic environment, including the impact of COVID-19, to determine our ending allowance for credit losses for both accounts receivable and contract assets. The allowance for credit losses on contract assets was not significant.
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below for the three months ended March 31, 2020:

Balance, December 31, 2019	$32,838
Provision	5,072
Write-offs	(5,438)
Balance, March 31, 2020	$32,472

Recoveries of amounts previously written off were not significant for the three months ended March 31, 2020.
NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' investment on our condensed consolidated balance sheets. The recorded balance at March 31, 2020, and December 31, 2019, was $108.3 million and $76.1 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency adjustments, net of related income tax effects at March 31, 2020, and December 31, 2019. Other comprehensive loss was $32.2 million for the three months ended March 31, 2020, which consisted of foreign currency adjustments, including foreign currency translation, net of related income tax effects of $1.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes.
FORWARD-LOOKING INFORMATION
Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions or dispositions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include, but are not limited to, changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; changes due to catastrophic events including pandemics such as COVID-19, competition and growth rates within the third party logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the United States; risks associated with the potential impact of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel price increases or decreases, or fuel shortages; cyber-security related risks; the impact of war on the economy; changes to our capital structure; risks related to the elimination of LIBOR; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 19, 2020 as well as the updates to these risk factors included in Part II—“Item 1A, Risk Factors,” herein.
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

	Three Months Ended March 31,
	2020	2019
Revenues:
Transportation	$3,542,118	$3,504,932
Sourcing	262,890	246,278
Total revenues	3,805,008	3,751,210
Costs and expenses:
Purchased transportation and related services	3,000,113	2,853,256
Purchased products sourced for resale	236,942	219,154
Total costs and expenses	3,237,055	3,072,410
Net revenues	$567,953	$678,800

MARKET TRENDS
The North American surface transportation market was impacted by the COVID-19 outbreak during the first quarter of 2020, although the impact varied significantly depending on industry vertical, customer size, and the severity of the outbreak in the regions in which we operate. Certain industry verticals, such as retail, saw a surge of demand near the end of the first quarter of 2020, while other industry verticals experienced a slowdown of demand and production. Many small businesses, in particular, experienced significant slowdowns. These market conditions resulted in continued industry pricing and volume declines. Industry freight volumes, as measured by the Cass Freight Index, declined at a high-single digit rate during the first quarter of 2020 compared to the first quarter of 2019. One of the metrics we use to measure market conditions is the truckload routing guide depth from our Managed Services business. Routing guide depth represents the number of carriers contacted prior to an acceptance when procuring a transportation provider. The average routing guide depth of tender in the first quarter of 2020 was 1.2, representing that on average, the first carrier in a shipper's routing guide was executing the shipment in most cases. This route guide penetration continues to be among the lowest levels we have experienced in the last decade and is a reflection of both softening demand and the reduced pricing and costs experienced during the first quarter of 2020.
The global forwarding market was also impacted by COVID-19. Similar to the North American surface transportation market, the impact varied significantly depending on industry vertical and the severity of the outbreak in the regions in which we operate. Many industries in North Asia and North America experienced volume reductions as factories closed and local transportation was limited in an effort to contain the spread of the virus while regions such as Southeast Asia experienced an increase in volume to offset the reduced production elsewhere in the world. The ocean carrier market was impacted as decreased demand resulted in excess capacity and decreased pricing. The airfreight market experienced significant volatility due to the COVID-19 outbreak which, in some cases, has led to a shift from ocean freight to airfreight due to unexpected government shutdowns impacting the global supply chain and expedited demand for certain commodities and essential products. In addition, as a large percentage of airfreight is transported on commercial flights, the reduction of commercial flights due to the COVID-19 outbreak has resulted in significant airfreight pricing volatility.

BUSINESS TRENDS
Our first quarter of 2020 results are largely consistent with the overall market trends summarized above. We saw significant changes in demand over the course of the first quarter of 2020 in nearly all of our service lines depending on industry vertical, customer size, and the regional severity of the COVID-19 outbreak. Despite industry freight volumes declining at a high-single digit rate, we achieved strong volume growth in both NAST truckload and LTL services. Our volume growth is reflective of our pricing strategies to ensure we are near the top of our customers' routing guides. We continued to see a shift from spot-market business towards contractual business, which resulted in margin compression, as spot-market driven carrier pricing declines continued to moderate compared to our contractual pricing declines. We continued to meet our customer commitments despite the carrier pricing declines moderating, and in some instances, carrier prices increasing in certain regions and industries. In our global forwarding business, we saw ocean freight pricing and volume declines, most notably in North Asia and North America driven by the market trends discussed above which were partially offset by ocean freight volume growth in Southeast Asia. As a result of the COVID-19 outbreak, we experienced a significant increase in airfreight pricing near the end of the first quarter of 2020 resulting from the disruption to the global supply chain and the urgency around transporting certain commodities and essential products.
On March 2, 2020, we acquired all of the outstanding shares of Prime Distribution Services (“Prime Distribution”), a leading provider of retail consolidation services in North America for $223.1 million in cash. This acquisition adds scale and value-added warehouse capabilities to our retail consolidation platform, adding to our global suite of services. The acquisition was effective as of February 29, 2020, and therefore the results of operations of Prime Distribution have been included as part of the North American Surface Transportation segment in our consolidated financial statements since March 1, 2020.
SIGNIFICANT DEVELOPMENTS
During the first quarter of 2020, our financial results and operations were impacted by the COVID-19 outbreak that occurred in many countries beginning in early 2020. The impacts to our business are discussed throughout Item 2, “Management's Discussion and Analysis of Financial Condition and results of Operations.” In addition, see Part II—“Item 1A, Risk Factors,” included herein for an update to the risk factors described in “Item 1A, Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 19, 2020. The extent to which the COVID-19 outbreak impacts our financial results and operations for the remainder of 2020 and going forward, for all of our business segments will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the international actions being taken to contain and treat it.
We have taken a variety of measures to ensure the availability, continuity and security of our critical infrastructure, to ensure the health and safety of our employees around the globe, and to provide service and supply chain continuity to our customers and contracted carriers in order to deliver critical and essential goods and services. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing, and the adoption of work-from-home arrangements. We do not believe these policies and initiatives will adversely impact our operations. As of March 31, 2020, over 90 percent of our employees were working remotely executing their duties and responsibilities. In addition, subsequent to March 31, 2020 we have taken steps across the organization to reduce costs, including the elimination of all non-essential travel, temporary salary reductions for company executive officers, temporary reductions in cash retainers for board members, temporary suspension of the company match to retirement plans for U.S. and Canadian employees, accelerating the use of paid time off, and temporarily furloughing approximately seven percent of our U.S and Canadian employees.
Due to the speed with which the situation is developing, we are not able at this time to estimate the impact COVID-19 may have on our financial results and operations for the remainder of 2020 and going forward. However, the impact could be material in all business segments and could be material during any future period affected either directly or indirectly by this pandemic. Many businesses are slowing their production and output which is expected to result in a decrease in freight volumes across a number of industries which may reduce our contractual and spot-market opportunities. In addition, a significant number of our contracted carriers may reduce their capacity or charge higher prices in light of the volatile market conditions which may reduce our net revenue margins as we honor our contractual freight rates.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select first quarter 2020 year-over-year operating comparisons to first quarter 2019:
•Total revenues increased 1.4 percent to $3.8 billion, driven by increased volume in truckload and less than truckload, mostly offset by lower pricing in truckload.

•Net revenues decreased 16.3 percent to $568.0 million, primarily driven by lower margin in truckload services.
•Personnel expenses decreased 2.9 percent to $330.2 million, driven primarily by declines in performance-based compensation, partially offset by a 0.4 percent increase in average headcount.
•Selling, general, and administrative (“SG&A”) expenses increased 12.4 percent to $128.3 million, due primarily to increased technology spending and purchased services related to accelerating our growth and cost savings initiatives.
•Income from operations totaled $109.4 million, down 51.3 percent from last year due to declining net revenues and increased SG&A expenses.
•Operating margin of 19.3 percent decreased 1,380 basis points.
•Diluted earnings per share (EPS) decreased 50.9 percent to $0.57.
•Cash flow from operations decreased 77.2 percent to $58.5 million.
CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019	% change
Revenues:
Transportation	$3,542,118	$3,504,932	1.1%
Sourcing	262,890	246,278	6.7%
Total revenues	3,805,008	3,751,210	1.4%
Costs and expenses:
Purchased transportation and related services	3,000,113	2,853,256	5.1%
Purchased products sourced for resale	236,942	219,154	8.1%
Personnel expenses	330,220	340,098	(2.9)%
Other selling, general, and administrative expenses	128,293	114,152	12.4%
Total costs and expenses	3,695,568	3,526,660	4.8%
Income from operations	109,440	224,550	(51.3)%
Interest and other expense	(15,228)	(17,140)	(11.2)%
Income before provision for income taxes	94,212	207,410	(54.6)%
Provision for income taxes	16,066	45,622	(64.8)%
Net income	$78,146	$161,788	(51.7)%

Diluted net income per share	$0.57	$1.16	(50.9)%

Net revenue margin percentage
Transportation	15.3%	18.6%	(3.3) pts
Sourcing	9.9%	11.0%	(1.1) pts
Total net revenue margin	14.9%	18.1%	(3.2) pts

Average headcount	15,450	15,381	0.4%

A reconciliation of our reportable segments to our consolidated results can be found in Note 9, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.

Consolidated Results of Operations—Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Total revenues and direct costs. Total transportation revenues increased driven by increased volumes in truckload and less than truckload ("LTL") partially offset by lower truckload pricing. Total purchased transportation and related services increased primarily due to increased truckload and LTL volumes. Our sourcing total revenue and purchased products sourced for resale increased due to higher pricing and costs per case partially offset by lower case volume. We experienced an increase in sourcing revenues near the end of the first quarter of 2020 resulting from increased demand at large grocers and retailers but these increases were partially offset by a decrease in demand in the food service industry.
Net revenues. Our transportation net revenue margin decreased primarily driven by lower margins in truckload, and to a lesser extent LTL services, partially offset by an increase in truckload and LTL volumes. Sourcing net revenue margin declined due to a decrease in net revenue per case.
Operating expenses. Personnel expenses decreased primarily due to declines in performance-based compensation, partially offset by a modest increase in average headcount, including the impact of acquisitions. Other SG&A expenses increased driven primarily by higher purchased services related to accelerating our growth and cost savings initiatives.
Interest and other expense. Interest and other expense decreased driven by a $2.9 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses in the first quarter of 2020 compared to a $5.0 million unfavorable impact in the first quarter of 2019. Interest expense decreased modestly driven by a lower average debt balance in the first quarter of 2020 compared to the first quarter of 2019.
Provision for income taxes. Our effective income tax rate was 17.1 percent for the first quarter of 2020 compared to 22.0 percent for the first quarter of 2019. The effective income tax rate for the three months ended March 31, 2020, was lower than the statutory federal income tax rate due to the tax impact of share-based payment awards, which reduced the effective tax rate by 3.6 percentage points, and foreign tax benefits recorded in the three months ended March 31, 2020 but were partially offset by state income taxes, net of federal benefit and foreign income taxes. The effective income tax rate for the three months ended March 31, 2019 was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of share-based payment awards.

NAST Segment Results of Operations

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	% change
Total revenues	$2,823,745	$2,796,784	1.0%
Purchased transportation and related services	2,450,967	2,310,234	6.1%
Net revenues
Truckload	243,686	359,031	(32.1)%
LTL	112,330	114,918	(2.3)%
Intermodal	7,312	5,976	22.4%
Other	9,450	6,625	42.6%
Total net revenues	372,778	486,550	(23.4)%
Personnel expenses	172,832	185,941	(7.1)%
Other selling, general, and administrative expenses	101,420	89,326	13.5%
Income from operations	$98,526	$211,283	(53.4)%

Average headcount	7,038	7,424	(5.2)%

Service line volume statistics
Truckload			7.5%
LTL			7.5%
Intermodal			8.0%
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Total revenues and direct costs. The results of NAST were impacted by the COVID-19 outbreak during the three months ended March 31, 2020 as discussed in the market and business trends section above. NAST total revenues increased due to increased volume growth in truckload and LTL services, mostly offset by lower pricing in truckload. The truckload and LTL volume growth is reflective of our pricing strategies to ensure we are near the top of our customers' routing guides. NAST cost of transportation and related services increased driven by increased volumes, partially offset by decreased cost per mile.
Net revenues. NAST net revenues decreased driven primarily by margin compression in truckload services as discussed in the business trends section above. Excluding the estimated impacts of the decrease in fuel costs, our average truckload rate per mile charged to our customers decreased approximately 8.5 percent in the first quarter of 2020 compared to the first quarter of 2019. Our truckload transportation costs decreased approximately 2.5 percent, excluding the estimated decrease in fuel costs.
NAST LTL net revenues decreased primarily due to reduced margins, partially offset by increased volume. The acquisition of Prime Distribution contributed two percentage points to LTL net revenue growth in the first quarter of 2020.
NAST intermodal net revenues increased primarily due to increased volume and improved net revenue margin.
Operating expenses. NAST personnel expense decreased primarily related to reduced performance-based compensation and a decline in average headcount. NAST SG&A expenses increased primarily due to continued investments in technology, an increase in credit loss expense, and higher occupancy costs. The operating expenses of NAST and all other segments include allocated corporate expenses.

Global Forwarding Segment Results of Operations

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	% change
Total revenues	$530,384	$537,567	(1.3)%
Purchased transportation and related services	402,070	410,331	(2.0)%
Net revenues
Ocean	69,810	71,457	(2.3)%
Air	26,877	26,136	2.8%
Customs	21,193	21,877	(3.1)%
Other	10,434	7,766	34.4%
Total net revenues	128,314	127,236	0.8%
Personnel expenses	70,893	69,544	1.9%
Other selling, general, and administrative expenses	45,462	43,489	4.5%
Income from operations	$11,959	$14,203	(15.8)%

Average headcount	4,824	4,707	2.5%

Service line volume statistics
Ocean			(3.0)%
Air			(8.0)%
Customs			(2.5)%
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Total revenues and direct costs. The results of Global Forwarding were impacted by the COVID-19 outbreak during the three months ended March 31, 2020 as discussed in the market and business trends section above. Global Forwarding total revenues and direct costs decreased driven by volume declines in all service lines and pricing declines in ocean transportation, partially offset by pricing increases in air transportation.
Net revenues. Ocean transportation net revenues decreased driven by lower volumes most notably in North Asia and North America due to the impact of COVID-19, partially offset by margin expansion. The acquisition of Space Cargo contributed two percentage points of ocean net revenue growth for the first quarter of 2020. Air transportation net revenues increased driven by increased pricing and by the acquisition of Space Cargo which contributed three percentage points of net revenue growth in air transportation. These increases were partially offset by a decline in shipment volumes. Customs net revenues decreased modestly driven primarily by lower volumes.
Operating expenses. Personnel expenses increased driven by increased salary expenses due to an increase in average headcount. SG&A expenses increased driven by increased investments in technology.

All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended March 31,
(dollars in thousands)	2020	2019	% change
Total revenues	$450,879	$416,859	8.2%
Net revenues
Robinson Fresh	27,458	28,658	(4.2)%
Managed Services	22,527	20,312	10.9%
Other Surface Transportation	16,876	16,044	5.2%
Total net revenues	$66,861	$65,014	2.8%

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Total revenues increased driven by elevated demand at large grocers and retailers near the end of the first quarter of 2020 in our Robinson Fresh business driven by the COVID-19 outbreak. These increases were partially offset by a decrease in demand for customers in the food service industry also resulting from the COVID-19 outbreak.
Robinson Fresh net revenues declined due to decreases in both case volumes and net revenue per case. Managed Services net revenues increased driven by a combination of new customer wins and selling additional services to existing customers. Other Surface Transportation net revenues increased primarily driven by the acquisition of Dema Service, which contributed 8.5 percentage points of growth.
LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (dollars in thousands):

Description	Carrying Value as of March 31, 2020	Borrowing Capacity	Maturity
Revolving credit facility	$71,000	$1,000,000	October 2023
Senior Notes, Series A	175,000	175,000	August 2023
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables securitization facility (1)	249,917	250,000	December 2020
Senior Notes (1)	592,660	600,000	April 2028
Total debt	$1,413,577	$2,350,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.

We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases, although we have temporarily suspended share repurchase activity as described below.
Cash and cash equivalents totaled $294.6 million as of March 31, 2020, and $447.9 million as of December 31, 2019. Cash and cash equivalents held outside the United States totaled $260.0 million as of March 31, 2020, and $405.1 million as of December 31, 2019. Working capital decreased from $1.1 billion at December 31, 2019, to $801.9 million at March 31, 2020.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.

The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	% change
Sources (uses) of cash:
Cash provided by operating activities	$58,499	$256,931	(77.2)%

Capital expenditures	(14,703)	(13,865)
Acquisitions	(223,617)	(44,143)
Other	—	8
Cash used for investing activities	(238,320)	(58,000)	310.9%

Repurchase of common stock	(68,563)	(67,624)
Cash dividends	(69,871)	(69,742)
Net borrowing (payments) on debt	178,000	(5,000)
Other	(2,526)	7,573
Cash provided by (used for) financing activities	37,040	(134,793)	N/M
Effect of exchange rates on cash and cash equivalents	(10,505)	2,720
Net change in cash and cash equivalents	$(153,286)	$66,858

Cash flow from operating activities. Cash flow from operating activities decreased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to unfavorable changes in working capital and decreased earnings. The unfavorable changes in working capital were primarily related to a sequential increase in accounts receivables associated with higher sequential gross revenues, whereas in the first quarter of 2019, accounts receivables and gross revenues declined sequentially. Given the COVID-19 outbreak we are closely monitoring credit and collections activities to minimize risk and we are working with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.
Cash used for investing activities. We used $223.1 million for the acquisition of Prime Distribution during the three months ended March 31, 2020. We used $44.1 million for the acquisition of Space Cargo during the three months ended March 31, 2019. Capital expenditures consisted primarily of investments in information technology, which are intended to increase employee productivity, automate interactions with our customers and contracted carriers, and improve our internal workflows to help expand our operating margins and grow the business.
Cash used for financing activities. Net borrowings on debt in the three months ended March 31, 2020, were to fund operations and to fund the acquisition of Prime Distribution. The slight increase in cash dividends was due to a $0.01 dividend increase in 2020 compared to 2019, mostly offset by a decrease in shares outstanding during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase in cash used for share repurchases was due to an increase in the number of shares repurchased during the three months ended March 31, 2020, partially offset by a decrease in the average price paid per share compared to the same period of 2019. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions. We have temporarily suspended our share repurchase activity as we continue to assess the impacts of COVID-19.
Although there is uncertainty related to the anticipated impact of the COVID-19 outbreak on the Company’s future results, we believe that, assuming no change in our current business plan, our available cash, together with expected future cash generated from operations, the amount available under our credit facilities, and credit available in the market, will be sufficient to satisfy our anticipated needs for working capital, capital expenditures, and cash dividends for at least the next 12 months. We also believe we could obtain funds under lines of credit or other forms of indebtedness on short notice, if needed.

Recently Issued Accounting Pronouncements
Refer to Note 1, Basis of Presentation, contained in this quarterly report and in the Company's 2019 Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the Company's 2019 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of March 31, 2020, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s 2019 Annual Report on Form 10-K for a complete discussion on the Company’s market risk. As of March 31, 2020, there were no material changes in market risk from those disclosed in the Company’s 2019 Annual Report on Form 10-K.
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

As of March 31, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal controls over financial reporting.
There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors disclosed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition, or future results. We have updated our existing risk factor on catastrophic events below to include information associated with the current events related to COVID-19 that has significantly impacted global markets due to outbreaks occurring across the globe beginning in early 2020. Except for the updates to this risk factor set forth below, there have not been material changes in our risk factors from those disclosed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
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
In addition, the Company is monitoring the ongoing COVID-19 outbreak, which has already caused a significant disruption to global financial markets and supply chains and has resulted in increased travel restrictions and extended shutdown of certain businesses across the globe. We have already experienced changes in demand, including declines in certain verticals and regions, that exacerbate the conditions we experienced in 2019, along with volatile pricing. The significance of the operational and financial impact to our business will likely depend on how long and widespread this outbreak proves to be. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the international actions that are being taken to contain and treat it. While we currently expect this business disruption to be temporary, there is uncertainty around the duration and its broader impact on the economy, and therefore the effects it will have on our operations and financial results. If economic or market conditions in key global markets deteriorate further, we expect to continue experiencing material adverse effects on our business and results of operations and may experience material adverse effects on our financial positions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the company during the quarter ended March 31, 2020, of shares of the company's common stock.

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
January 2020	233,984	$78.15	208,876	9,784,807
February 2020	450,705	72.41	299,495	9,485,312
March 2020	477,207	65.88	463,239	9,022,073
First Quarter 2020	1,161,896	$70.88	971,610	9,022,073
(1) The total number of shares purchased includes: (i) 971,610 shares of common stock purchased under the authorization described below; and (ii) 190,286 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(2) In May 2018, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of March 31, 2020, there were 9,022,073 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3. DEFAULTS ON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this report:

10.1
Second Amendment to the Receivables Purchase Agreement, dated as of February 14, 2020, by and among C.H. Robinson Receivables, LLC, C.H. Robinson Worldwide, Inc., Bank of America, N.A., and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2020 formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2020 formatted in Inline XBRL (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2020.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Robert C. Biesterfeld, Jr.
Robert C. Biesterfeld, Jr.
Chief Executive Officer

By:	/s/ Michael P. Zechmeister
Michael P. Zechmeister
Chief Financial Officer