Form 10-Q
period 2020-06-30
C. H. ROBINSON WORLDWIDE, INC.
filed 2020-07-31
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging Growth Company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2020, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 134,823,403.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$362,236	$447,858
Receivables, net of allowance for credit loss of $34,183 and $32,838	2,018,190	1,974,381
Contract assets, net of allowance for credit loss	154,416	132,874
Prepaid expenses and other	69,084	85,005
Total current assets	2,603,926	2,640,118
Property and equipment, net	188,252	208,423
Goodwill	1,465,755	1,291,760
Other intangible assets, net	126,589	90,931
Right-of-use lease assets	339,495	310,860
Deferred tax assets	14,492	13,485
Other assets	87,180	85,483
Total assets	$4,825,689	$4,641,060

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,246,675	$984,604
Outstanding checks	41,461	78,231
Accrued expenses:
Compensation	125,381	112,784
Transportation expense	121,478	101,194
Income taxes	14,825	12,354
Other accrued liabilities	58,965	62,706
Current lease liabilities	64,595	61,280
Current portion of debt	—	142,885
Total current liabilities	1,673,380	1,556,038

Long-term debt	1,092,873	1,092,448
Noncurrent lease liabilities	280,448	259,444
Noncurrent income taxes payable	22,481	22,354
Deferred tax liabilities	51,921	39,776
Other long-term liabilities	258	270
Total liabilities	3,121,361	2,970,330
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,700 and 179,380 shares issued, 134,724 and 134,895 outstanding	13,472	13,490
Additional paid-in capital	543,608	546,646
Retained earnings	4,227,257	4,144,834
Accumulated other comprehensive loss	(84,091)	(76,149)
Treasury stock at cost (44,976 and 44,485 shares)	(2,995,918)	(2,958,091)
Total stockholders’ investment	1,704,328	1,670,730
Total liabilities and stockholders’ investment	$4,825,689	$4,641,060
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Transportation	$3,348,611	$3,638,612	$6,890,729	$7,143,544
Sourcing	279,235	270,228	542,125	516,506
Total revenues	3,627,846	3,908,840	7,432,854	7,660,050
Costs and expenses:
Purchased transportation and related services	2,762,590	2,972,998	5,762,703	5,826,254
Purchased products sourced for resale	250,803	240,626	487,745	459,780
Personnel expenses	300,483	338,886	630,703	678,984
Other selling, general, and administrative expenses	125,183	128,795	253,476	242,947
Total costs and expenses	3,439,059	3,681,305	7,134,627	7,207,965
Income from operations	188,787	227,535	298,227	452,085
Interest and other expense	(10,211)	(6,615)	(25,439)	(23,755)
Income before provision for income taxes	178,576	220,920	272,788	428,330
Provision for income taxes	34,637	51,740	50,703	97,362
Net income	143,939	169,180	222,085	330,968
Other comprehensive income (loss), net of tax	24,253	(5,688)	(7,942)	(391)
Comprehensive income	$168,192	$163,492	$214,143	$330,577

Basic net income per share	$1.07	$1.23	$1.64	$2.41
Diluted net income per share	$1.06	$1.22	$1.64	$2.39

Basic weighted average shares outstanding	135,010	137,185	135,241	137,518
Dilutive effect of outstanding stock awards	600	1,071	535	1,149
Diluted weighted average shares outstanding	135,610	138,256	135,776	138,667
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2019	134,895	$13,490	$546,646	$4,144,834	$(76,149)	$(2,958,091)	$1,670,730
Net income				78,146			78,146
Foreign currency adjustments, net of tax					(32,195)		(32,195)
Dividends declared, $0.51 per share				(69,871)			(69,871)
Stock issued for employee benefit plans	343	34	(24,192)			21,632	(2,526)
Issuance of restricted stock, net of forfeitures	321	32	(32)				—
Stock-based compensation expense	—	—	11,397			—	11,397
Repurchase of common stock	(973)	(97)				(68,466)	(68,563)
Balance March 31, 2020	134,586	13,459	533,819	4,153,109	(108,344)	(3,004,925)	1,587,118
Net income				143,939			143,939
Foreign currency translation, net of tax					24,253		24,253
Dividends declared, $0.51 per share				(69,791)			(69,791)
Stock issued for employee benefit plans	138	13	(1,165)			9,007	7,855
Stock-based compensation expense	—	—	10,954			—	10,954
Balance June 30, 2020	134,724	$13,472	$543,608	$4,227,257	$(84,091)	$(2,995,918)	$1,704,328

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2018	137,284	$13,728	$521,486	$3,845,593	$(71,935)	$(2,713,785)	$1,595,087
Net income				161,788			161,788
Foreign currency adjustments					5,297		5,297
Dividends declared, $0.50 per share				(69,683)			(69,683)
Stock issued for employee benefit plans	342	34	(11,520)			19,059	7,573
Issuance of restricted stock, net of forfeitures	(3)	—	—				—
Stock-based compensation expense	—	—	17,123			—	17,123
Repurchase of common stock	(734)	(73)				(64,551)	(64,624)
Balance March 31, 2019	136,889	13,689	527,089	3,937,698	(66,638)	(2,759,277)	1,652,561
Net income				169,180			169,180
Foreign currency translation					(5,688)		(5,688)
Dividends declared, $0.50 per share				(69,268)			(69,268)
Stock issued for employee benefit plans	129	13	(681)			8,367	7,699
Issuance of restricted stock, net of forfeitures	23	2	(2)				—
Stock-based compensation expense	—	—	14,684			—	14,684
Repurchase of common stock	(1,310)	(131)				(109,726)	(109,857)
Balance June 30, 2019	135,731	$13,573	$541,090	$4,037,610	$(72,326)	$(2,860,636)	$1,659,311
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$222,085	$330,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,151	49,642
Provision for credit losses	9,374	3,224
Stock-based compensation	22,351	31,807
Deferred income taxes	(729)	(5,322)
Excess tax benefit on stock-based compensation	(11,999)	(5,353)
Other operating activities	12,341	961
Changes in operating elements, net of acquisitions:
Receivables	(48,937)	89,175
Contract assets	(22,451)	(19,380)
Prepaid expenses and other	8,744	(16,404)
Accounts payable and outstanding checks	220,276	37,378
Accrued compensation	12,312	(60,976)
Accrued transportation expense	20,284	19,149
Accrued income taxes	14,423	(3,051)
Other accrued liabilities	(6,345)	4,166
Other assets and liabilities	3,763	542
Net cash provided by operating activities	505,643	456,526

INVESTING ACTIVITIES
Purchases of property and equipment	(11,621)	(16,774)
Purchases and development of software	(13,418)	(14,790)
Acquisitions, net of cash acquired	(223,230)	(58,379)
Other investing activities	5,525	8
Net cash used for investing activities	(242,744)	(89,935)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	20,295	27,952
Stock tendered for payment of withholding taxes	(14,966)	(12,680)
Repurchase of common stock	(68,563)	(173,622)
Cash dividends	(137,104)	(139,010)
Proceeds from long-term borrowings	—	473,000
Payments on long-term borrowings	—	(561,000)
Proceeds from short-term borrowings	979,600	14,000
Payments on short-term borrowings	(1,122,600)	(19,000)
Net cash used for financing activities	(343,338)	(390,360)

Effect of exchange rates on cash	(5,183)	461
Net change in cash and cash equivalents	(85,622)	(23,308)
Cash and cash equivalents, beginning of period	447,858	378,615
Cash and cash equivalents, end of period	$362,236	$355,307
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
RECENTLY ADOPTED ACCOUNTING STANDARDS
In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in November 2018 issued a subsequent amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This update changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update replaces the historical “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The update affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of this amendment that have the contractual right to receive cash. We adopted this standard on January 1, 2020. We have updated our allowance for credit losses, formerly described as our allowance for doubtful accounts, significant accounting policy below as a result of adopting the new standard. The impact of adoption was not material to our consolidated financial position, results of operations, or cash flows.
RECENTLY ISSUED ACCOUNTING STANDARDS
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional practical expedients to simplify accounting for reference rate reform. Amongst other practical expedients, the update allows for contract modifications due to reference rate reform for certain receivables and debt contracts to be accounted for by prospectively adjusting the effective interest rate. The amendments in this ASU are effective for all entities beginning on March 12, 2020, and companies may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the effects that adoption of this guidance will have on the consolidated financial statements.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. We have updated these policies below to give effect to the adoption of Accounting Standards Codification (“ASC”) 326 in the first quarter of 2020.

ALLOWANCE FOR CREDIT LOSSES. Accounts receivable and contract assets are reduced by an allowance for expected credit losses. We determine our allowance for expected credit losses by evaluating two approaches that consider our past credit loss experience, our customers' credit ratings, and other customer-specific and macroeconomic factors. The first approach is pooling our customers by credit rating and applying an expected loss ratio based upon credit rating and number of days the receivable has been outstanding, (i.e. aging approach). The second approach is to compute an expected loss ratio for each credit rating pool based upon our historical write-off experience and apply it to our accounts receivable, (i.e. loss ratio approach). These two approaches are evaluated in consideration of other known information and customer specific and macroeconomic factors, including the price of diesel fuel, for purposes of determining the expected credit loss allowance.
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance December 31, 2019	$1,015,570	$208,420	$67,770	$1,291,760
Acquisitions	176,673	507	—	177,180
Translation	(1,977)	(1,156)	(52)	(3,185)
Balance June 30, 2020	$1,190,266	$207,771	$67,718	$1,465,755

Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). We considered whether there were any changes in circumstances indicating that our goodwill might be impaired, including consideration of the impacts of the novel coronavirus (“COVID-19”) on financial markets and our business operations, and determined the more likely than not criteria had not been met, and therefore a Step One Analysis was not required as of June 30, 2020.
Identifiable intangible assets consisted of the following (in thousands):

	June 30, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$290,409	$(174,295)	$116,114	$237,335	$(156,879)	$80,456
Indefinite-lived intangibles
Trademarks	10,475	—	10,475	10,475	—	10,475
Total intangibles	$300,884	$(174,295)	$126,589	$247,810	$(156,879)	$90,931

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization expense	$9,655	$9,675	$18,031	$18,968
Finite-lived intangible assets, by reportable segment, as of June 30, 2020, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Remaining 2020	$4,043	$12,291	$301	$16,635
2021	8,105	14,121	614	22,840
2022	8,105	14,121	614	22,840
2023	8,105	11,809	614	20,528
2024	8,093	3,850	614	12,557
Thereafter	17,024	2,816	874	20,714
Total				$116,114

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
We had no Level 3 assets or liabilities as of and during the periods ended June 30, 2020 and December 31, 2019. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	June 30, 2020	December 31, 2019	Maturity	June 30, 2020	December 31, 2019
Revolving credit facility	—%	—%	October 2023	$—	$—
Senior Notes, Series A	3.97%	3.97%	August 2023	175,000	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables securitization facility (1)	—%	2.41%	December 2020	—	142,885
Senior Notes (1)	4.20%	4.20%	April 2028	592,873	592,448
Total debt				1,092,873	1,235,333
Less: Current maturities and short-term borrowing				—	(142,885)
Long-term debt				$1,092,873	$1,092,448
____________________________________________
(1) Net of unamortized discounts and issuance costs.

SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the "Credit Agreement") with a total availability of $1 billion and a maturity date of October 24, 2023. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of applicable LIBOR plus 1.125 percent). In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility ranging from 0.075 percent to 0.200 percent. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
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
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes, Series A, Senior Notes Series B, and Senior Notes Series C (collectively the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $546.8 million at June 30, 2020. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own risk. If the Notes were recorded at fair value, they would be classified as a Level 2 financial liability.
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

U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
We have a receivables securitization facility (the “Receivables Securitization Facility”) that currently expires on December 17, 2020, unless extended by the parties. The Receivables Securitization Facility is based on the securitization of certain of our U.S. trade accounts receivable and provides funding of up to $250 million. The trade accounts receivable under the facility are owned by C.H. Robinson Receivables LLC and are not available to the creditors of C.H. Robinson Worldwide, Inc., and our subsidiaries. The interest rate on borrowings under the Receivables Securitization Facility is based on one-month LIBOR plus 0.65 percent. There is also a commitment fee we are required to pay on any unused portion of the facility. The recorded amount of borrowings outstanding on the Receivables Securitization Facility approximates fair value because it can be redeemed on short notice and the interest rate floats, therefore, we consider these borrowings to be a Level 2 financial liability.
The Receivables Securitization Facility contains various customary affirmative and negative covenants, and it also contains customary default and termination provisions which provide for acceleration of amounts owed under the Receivables Securitization Facility upon the occurrence of certain specified events.
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes ("Senior Notes") through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $694.1 million as of June 30, 2020, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $592.9 million as of June 30, 2020. If the Senior Notes were measured at fair value in the financial statements, they would be classified as a Level 2 financial liability in the fair value hierarchy.
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
The Senior Notes were issued under an indenture that contains covenants imposing certain limitations on our ability to incur liens or enter into sales and leaseback transactions above certain limits; and consolidate, or merge or transfer substantially all of our assets and those of our subsidiaries on a consolidated basis. It also provides for customary events of default (subject in certain cases to customary grace and cure periods), which include among other things nonpayment, breach of covenants in the indenture, and certain events of bankruptcy and insolvency. If an event of default occurs and is continuing with respect to the Senior Notes, the trustee or holders of at least 25 percent in principal amount outstanding of the Senior Notes may declare the principal and the accrued and unpaid interest, if any, on all of the outstanding Senior Notes to be due and payable. These covenants and events of default are subject to a number of important qualifications, limitations, and exceptions that are described in the indenture. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which we must adhere.
As of June 30, 2020, we were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, Receivables Securitization Facility, and Senior Notes.
NOTE 5. INCOME TAXES
Our effective tax rate for the three months ended June 30, 2020 and 2019 was 19.4 percent and 23.4 percent, respectively, and our effective tax rate for the six months ended June 30, 2020 and 2019 was 18.6 percent and 22.7 percent, respectively. The effective income tax rate for the three and six months ended June 30, 2020, was lower than the statutory federal income tax rate primarily due to the tax impact of share-based payment awards, including the tax benefit from the delivery of a one-time deferred stock award that was granted to the company's prior Chief Executive Officer in 2000, which reduced the effective tax rate by 4.5 percentage points and 4.2 percentage points, respectively, and foreign tax impacts recorded in the three and six months ended June 30, 2020.

In 2019, we removed our assertion that the unremitted earnings of foreign subsidiaries were permanently reinvested with limited exceptions. If we repatriated all foreign earnings that are still considered to be permanently reinvested, the estimated effect on income taxes payable would be an increase of approximately $3.9 million as of June 30, 2020.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in response to the COVID-19 pandemic. The CARES Act allows for a deferral of the employer share of federal payroll taxes otherwise due through December 31, 2020. 50 percent of the deferred amount is due December 31, 2021 and the remaining 50 percent is due December 31, 2022. This provision allows us to defer certain federal payroll deposits and invest this cash back into the business without any interest cost. The CARES Act also provides for a tax credit of up to $5,000 related to wages and health benefits provided to an employee whose work from March 17, 2020 through December 31, 2020 was impacted by COVID-19. Through June 30, 2020, we have recognized a payroll deferral and tax credit of $8.3 million and $0.5 million, respectively, under the CARES Act. We will continue evaluating the impact of the CARES Act over the remainder of 2020.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent and adding new rules for Global Intangible Low-tax Income ("GILTI") and Foreign Derived Intangible Income (“FDII”). Although enacted more than two years ago, regulatory guidance on the application of FDII was not finalized until shortly after the second quarter of 2020. We have included the tax impact of both GILTI and FDII in our income tax expense for the three and six months ended June 30, 2020, and 2019, based on our understanding of the rules available at the time of filing. The Treasury Department issued final regulatory guidance related to both GILTI and FDII on July 15, 2020, subsequent to the quarter ended June 30, 2020. The effective date of these regulations is January 1, 2021, absent an election to apply these rules retroactively to 2018. We are reviewing these regulations and the potential to elect a 2018 effective date. The impact of this new guidance is not expected to have a material impact on full-year 2020 results.

As of June 30, 2020, we have $38.9 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $2.4 million in the next 12 months due to the lapsing of statutes of limitations. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2013. We are currently under an Internal Revenue Service audit for 2015, 2016 and 2017 tax years.
NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$5,025	$4,461	$10,038	$8,710
Stock awards	5,291	9,584	10,694	21,328
Company expense on ESPP discount	638	639	1,619	1,769
Total stock-based compensation expense	$10,954	$14,684	$22,351	$31,807

On May 9, 2019, our shareholders approved an amendment and restatement of our 2013 Equity Incentive Plan (the “Plan”) to increase the number of shares authorized for award by 4,000,000 shares. The Plan allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 17,041,803 shares can be granted under this plan following the amendment and restatement. Approximately 2,946,808 shares were available for stock awards under the plan as of June 30, 2020. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the plan.
Stock Options - We have awarded stock options to certain key employees. The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of June 30, 2020, unrecognized compensation expense related to stock options was $53.2 million. The amount of future expense to be recognized will be based on the passage of time and the employees' continued employment.
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
As of June 30, 2020, there was unrecognized compensation expense of $131.5 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings growth, and certain other conditions.
Employee Stock Purchase Plan - Our 1997 Employee Stock Purchase Plan ("ESPP") allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of each quarter discounted by 15 percent. Shares vest immediately. The following is a summary of the employee stock purchase plan activity:

Three Months Ended June 30, 2020
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
53,836	$3,617,779	$638,432

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

NOTE 8. ACQUISITIONS
Prime Distribution Services
On March 2, 2020, we acquired all of the outstanding shares of Prime Distribution Services (“Prime Distribution”), a leading provider of retail consolidation services in North America, for $222.7 million in cash. This acquisition adds scale and value-added warehouse capabilities to our retail consolidation platform, adding to our global suite of services.
The following is a summary of the allocation of purchase consideration to the estimated fair value of net assets for the acquisition of Prime Distribution.

Current assets	$8,197
Property and equipment	7,356
Right-of-use lease assets	35,017
Other intangible assets	55,000
Goodwill	176,673
Total assets	282,243

Current liabilities	11,394
Lease liabilities	35,017
Deferred tax liabilities	13,114
Net assets acquired	$222,718

Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

Estimated Life (years)
Customer relationships	7	$55,000
There was $176.7 million of goodwill recorded related to the acquisition of Prime Distribution. The Prime Distribution goodwill is a result of acquiring and retaining the Prime Distribution workforce and expected synergies from integrating its business into ours. Purchase accounting is considered substantially complete. The goodwill will not be deductible for tax purposes. The acquisition was effective as of February 29, 2020, and therefore the results of operations of Prime Distribution have been included as part of the North American Surface Transportation segment in our consolidated financial statements since March 1, 2020.
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

Reportable segment information as of, and for the three and six months ended June 30, 2020 and 2019, is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended June 30, 2020
Total revenues	$2,475,292	$707,820	$444,734	$3,627,846
Net revenues	379,556	162,960	71,937	614,453
Income (loss) from operations	136,846	58,775	(6,834)	188,787
Depreciation and amortization	7,201	9,206	9,351	25,758
Total assets(1)	2,793,290	1,029,203	1,003,196	4,825,689
Average headcount	6,960	4,726	3,608	15,294

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended June 30, 2019
Total revenues	$2,872,053	$592,483	$444,304	$3,908,840
Net revenues	486,418	141,936	66,862	695,216
Income (loss) from operations	204,732	26,618	(3,815)	227,535
Depreciation and amortization	6,131	9,315	9,636	25,082
Total assets(1)	2,685,477	1,014,235	984,397	4,684,109
Average headcount	7,533	4,770	3,409	15,712

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Six Months Ended June 30, 2020
Total Revenues	$5,299,037	$1,238,204	$895,613	$7,432,854
Net Revenues	752,334	291,274	138,798	1,182,406
Income (loss) from operations	235,372	70,734	(7,879)	298,227
Depreciation and amortization	12,455	18,355	19,341	50,151
Total assets(1)	2,793,290	1,029,203	1,003,196	4,825,689
Average headcount	6,981	4,763	3,594	15,338

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Six Months Ended June 30, 2019
Total Revenues	$5,668,837	$1,130,050	$861,163	$7,660,050
Net Revenues	972,968	269,172	131,876	1,374,016
Income (loss) from operations	416,015	40,821	(4,751)	452,085
Depreciation and amortization	12,390	18,241	19,011	49,642
Total assets(1)	2,685,477	1,014,235	984,397	4,684,109
Average headcount	7,486	4,728	3,343	15,557
_________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.

NOTE 10. REVENUE FROM CONTRACTS WITH CUSTOMERS

A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30, 2020
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$2,475,292	$707,820	$165,499	$3,348,611
Sourcing(2)	—	—	279,235	279,235
Total	$2,475,292	$707,820	$444,734	$3,627,846

	Three Months Ended June 30, 2019
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$2,872,053	$592,483	$174,076	$3,638,612
Sourcing(2)	—	—	270,228	270,228
Total	$2,872,053	$592,483	$444,304	$3,908,840

	Six Months Ended June 30, 2020
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$5,299,037	$1,238,204	$353,488	$6,890,729
Sourcing(2)	—	—	542,125	542,125
Total	$5,299,037	$1,238,204	$895,613	$7,432,854

	Six Months Ended June 30, 2019
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$5,668,837	$1,130,050	$344,657	$7,143,544
Sourcing(2)	—	—	516,506	516,506
Total	$5,668,837	$1,130,050	$861,163	$7,660,050
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration and amounts are not due from our customer prior to the completion of our performance obligation and as such contract liabilities, as of June 30, 2020, and revenue recognized in the three and six months ended June 30, 2020 and 2019 resulting from contract liabilities was not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon shipments in-transit at period end.

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

We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of June 30, 2020.

Information regarding lease expense, remaining lease term, discount rate, and other select lease information is presented below as of June 30, 2020, and for the three and six months ended June 30, 2020 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs	2020	2019	2020	2019
Operating lease expense	$21,508	$16,957	$41,482	$33,779
Short-term lease expense	4,027	3,076	6,599	5,417
Total lease expense	$25,535	$20,033	$48,081	$39,196

	Six Months Ended June 30,
Other Lease Information	2020	2019
Operating cash flows from operating leases	$38,655	$33,376
Right-of-use lease assets obtained in exchange for new lease liabilities	70,993	26,198

Lease Term and Discount Rate	As of June 30, 2020
Weighted average remaining lease term (in years)(1)	7.1
Weighted average discount rate	3.3%
____________________________________________
(1) The weighted average remaining lease term is significantly impacted by a 15-year lease related to office space in Chicago, IL, that commenced in 2018. Excluding this lease, the weighted average remaining lease term of our agreements is 4.8 years.

The maturities of lease liabilities as of June 30, 2020, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2020	$35,421
2021	76,814
2022	65,473
2023	52,317
2024	34,555
Thereafter	126,947
Total lease payments	391,527
Less: Interest	(46,484)
Present value of lease liabilities	$345,043

In addition to minimum lease payments, we are typically responsible under our lease agreements to pay our pro rata share of maintenance expenses, common charges, and real estate taxes of the buildings in which we lease space. Under ASC 842, we have elected to account for non-lease components such as common area maintenance and parking as a single lease component.
NOTE 12. ALLOWANCE FOR CREDIT LOSSES
We adopted ASU 2016-13, Financial Instruments (Topic 326), as of January 1, 2020. Prior period information was not restated and continues to be presented under guidance effective for those periods. This ASU changes how entities measure credit losses for certain financial assets including accounts receivable by replacing the historical “incurred loss” approach with an “expected loss” model. We have updated our significant accounting policy for allowance for credit losses as discussed in Note 1, Basis of Presentation.
Our allowance for credit losses is computed using a number of factors including our past credit loss experience, the aging of amounts due from our customers, and our customers' credit ratings, in addition to other customer specific factors. We have also assessed the current macroeconomic environment, including the impact of COVID-19, to determine our ending allowance for credit losses for both accounts receivable and contract assets. The allowance for credit losses on contract assets was not significant.
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below for the six months ended June 30, 2020:

Balance, December 31, 2019	$32,838
Provision	8,465
Write-offs	(7,120)
Balance, June 30, 2020	$34,183

Recoveries of amounts previously written off were not significant for the three and six months ended June 30, 2020.
NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' investment on our condensed consolidated balance sheets. The recorded balance at June 30, 2020 and December 31, 2019, was $84.1 million and $76.1 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency adjustments, net of related income tax effects at June 30, 2020 and December 31, 2019. Other comprehensive income was $24.3 million for the three months ended June 30, 2020. Other comprehensive loss was $7.9 million for the six months ended June 30, 2020. Other comprehensive income and loss consisted of foreign currency adjustments, including foreign currency translation, net of related income tax effects of $0.7 million and $0.8 million for the three and six months ended June 30, 2020, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes.
FORWARD-LOOKING INFORMATION
Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions or dispositions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include, but are not limited to, changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; changes due to catastrophic events including pandemics such as COVID-19; competition and growth rates within the third party logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with operations outside of the United States; risks associated with the potential impact of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; fuel price increases or decreases, or fuel shortages; cyber-security related risks; the impact of war on the economy; changes to our capital structure; risks related to the elimination of LIBOR; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 19, 2020 as well as the updates to these risk factors included in Part II—“Item 1A, Risk Factors,” herein.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Transportation	$3,348,611	$3,638,612	$6,890,729	$7,143,544
Sourcing	279,235	270,228	542,125	516,506
Total revenues	3,627,846	3,908,840	7,432,854	7,660,050
Costs and expenses:
Purchased transportation and related services	2,762,590	2,972,998	5,762,703	5,826,254
Purchased products sourced for resale	250,803	240,626	487,745	459,780
Total costs and expenses	3,013,393	3,213,624	6,250,448	6,286,034
Net revenues	$614,453	$695,216	$1,182,406	$1,374,016

MARKET TRENDS
The COVID-19 pandemic continued to impact the North American surface transportation market, resulting in significant volatility to freight volumes and carrier costs during the second quarter of 2020. Similar to the first quarter of 2020, the impact on the market varied significantly depending on industry vertical, customer size, and the severity of restrictions in place to control the outbreak in the regions in which we operate. Certain industry verticals, such as retail, continued to see the elevated demands similar to those experienced near the end of the first quarter of 2020, while many other industry verticals continued to experience demand and production well below historical levels. The impact of reduced consumer demand and production resulted in reduced carrier capacity, most notably in truckload, as many carriers either reduced lanes or exited the market entirely, which caused significant volatility in purchased transportation pricing. Industry freight volumes, as measured by the Cass Freight Index, declined approximately 21 percent during the second quarter of 2020 compared to the second quarter of 2019. One of the metrics we use to measure market conditions is the truckload routing guide depth from our Managed Services business. Routing guide depth represents the number of carriers contacted prior to an acceptance when procuring a transportation provider. The average routing guide depth of tender in the second quarter of 2020 was 1.2, representing that on average, the first carrier in a shipper's routing guide was executing the shipment in most cases. This route guide penetration continues to be among the lowest levels we have experienced in the last decade.
The global forwarding market was also impacted by COVID-19 as reduced demand and production resulted in decreased volumes in many of the regions in which we operate. The airfreight market experienced significant pricing increases in the second quarter of 2020 resulting from decline in capacity due to a reduction in commercial flights, increased charter flights, and larger than normal shipment sizes due to the COVID-19 pandemic. In addition, the ocean freight market continued to be impacted by reduced demand and production similar to the end of the first quarter of 2020 due to the ongoing COVID-19 pandemic. In response to reduced demand and production many ocean carriers idled capacity to better align with demand resulting in higher pricing and cost of transportation in the second quarter of 2020.

BUSINESS TRENDS
Our second quarter of 2020 results are largely consistent with the overall market trends summarized above. We saw significant changes in pricing from our truckload contracted carriers and reduced demand in nearly all of our service lines within the second quarter of 2020. The impact on demand continued to be impacted by industry vertical, customer size, and the regulations in place to limit the spread of the COVID-19 pandemic. Despite industry freight volumes declining approximately 21 percent, our NAST truckload and LTL volumes only decreased 4.5 percent and 2.0 percent, respectively, which is reflective of our pricing strategies to ensure we are near the top of our customers' routing guides. We continued to meet our customer commitments despite significant cost of transportation pricing volatility, which resulted in margin compression during the second quarter of 2020. In our global forwarding business, we saw significant increases to the price of airfreight which resulted in margin expansion as we were able to leverage our contractual airfreight capacity despite significant shortages in the airfreight market. The increase in airfreight pricing more than offset a 35.5 percent decline in airfreight volumes. The COVID-19 pandemic also contributed to an 8.5 percent decrease in ocean volumes as many industries continued to experience demand and production well below historical levels.
On March 2, 2020, we acquired all of the outstanding shares of Prime Distribution Services (“Prime Distribution”), a leading provider of retail consolidation services in North America for $222.7 million in cash. This acquisition adds scale and value-added warehouse capabilities to our retail consolidation platform, adding to our global suite of services. The acquisition was effective as of February 29, 2020, and therefore the results of operations of Prime Distribution have been included as part of the North American Surface Transportation segment in our consolidated financial statements since March 1, 2020.
SIGNIFICANT DEVELOPMENTS
During the three and six months ended June 30, 2020, our financial results and operations were impacted by the COVID-19 pandemic described above and discussed throughout Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” In addition, see Part II—“Item 1A, Risk Factors,” included herein for an update to the risk factors described in “Item 1A, Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 19, 2020. The extent to which the COVID-19 pandemic impacts our financial results and operations for the remainder of 2020 and going forward will depend on future developments which are highly uncertain and cannot be predicted, including fluctuations in the severity of the outbreak and the actions being taken to contain and treat it.
We have taken a variety of measures to ensure the availability, continuity, and security of our critical infrastructure, ensure the health and safety of our employees around the globe, and provide service and supply chain continuity to our customers and contracted carriers in order to deliver critical and essential goods and services. We continue to follow public and private sector policies and initiatives to reduce the transmission of COVID-19, such as requiring social distancing, wearing a mask, and limiting the number of employees to less than 50 percent capacity when in the office, in addition to the elimination of all non-essential travel. We have also adopted work-from-home arrangements, and as of June 30, 2020, nearly 90 percent of our employees were working remotely executing their duties and responsibilities. We do not believe these policies and initiatives will adversely impact our operations. In addition, we have taken steps across the organization to reduce costs, including the elimination of all non-essential travel, temporary salary reductions for company executive officers, temporary reductions in cash retainers for board members, temporary suspension of the company match to retirement plans for U.S. and Canadian employees, accelerating the use of paid time off, and furloughing approximately seven percent of our U.S and Canadian employees in the second quarter of 2020. As we continue to harness the benefits of our technology investment and network transformation, we have eliminated certain positions subsequent to June 30, 2020, and therefore, a portion of employees did not return from furlough. We expect to recognize approximately $4.5 million in severance during the third quarter of 2020 as a result of these reductions.
Due to the ongoing uncertainty around the severity and duration of the outbreak, we are not able at this time to estimate the impact COVID-19 may have on our financial results and operations for the remainder of 2020 and going forward. However, the impact could be material in all business segments and could be material during any future period affected either directly or indirectly by this pandemic. Many businesses continue to experience reduced production and output which could result in a decrease in freight volumes across a number of industries which may reduce our contractual and spot-market opportunities. In addition, a significant number of our contracted carriers may reduce their capacity or charge higher prices in light of the volatile market conditions which may reduce our net revenue margins as we honor our contractual freight rates.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select second quarter 2020 year-over-year operating comparisons to second quarter 2019:
•Total revenues decreased 7.2 percent to $3.6 billion, driven primarily by lower pricing in truckload and less than truckload (“LTL”) services.
•Net revenues decreased 11.6 percent to $614.5 million, primarily driven by lower margin in truckload services.
•Personnel expenses decreased 11.3 percent to $300.5 million, driven primarily by short-term cost reductions and declines in variable compensation. Average headcount decreased 2.7 percent, with acquisitions contributing approximately one percentage point of growth.
•Other selling, general, and administrative (“SG&A”) expenses decreased 2.8 percent to $125.2 million. The largest contributor to the decrease was the elimination of non-essential travel, partially offset by an $11.5 million loss on the sale-leaseback of a company-owned data center.
•Income from operations totaled $188.8 million, down 17.0 percent from last year due to declining net revenues.
•Operating margin of 30.7 percent decreased 200 basis points.
•Diluted earnings per share (EPS) decreased 13.1 percent to $1.06.
•Cash flow from operations increased 10.8 percent to $505.6 million during the six months ended June 30, 2020.

CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% change	2020	2019	% change
Revenues:
Transportation	$3,348,611	$3,638,612	(8.0)%	$6,890,729	$7,143,544	(3.5)%
Sourcing	279,235	270,228	3.3%	542,125	516,506	5.0%
Total revenues	3,627,846	3,908,840	(7.2)%	7,432,854	7,660,050	(3.0)%
Costs and expenses:
Purchased transportation and related services	2,762,590	2,972,998	(7.1)%	5,762,703	5,826,254	(1.1)%
Purchased products sourced for resale	250,803	240,626	4.2%	487,745	459,780	6.1%
Personnel expenses	300,483	338,886	(11.3)%	630,703	678,984	(7.1)%
Other selling, general, and administrative expenses	125,183	128,795	(2.8)%	253,476	242,947	4.3%
Total costs and expenses	3,439,059	3,681,305	(6.6)%	7,134,627	7,207,965	(1.0)%
Income from operations	188,787	227,535	(17.0)%	298,227	452,085	(34.0)%
Interest and other expense	(10,211)	(6,615)	54.4%	(25,439)	(23,755)	7.1%
Income before provision for income taxes	178,576	220,920	(19.2)%	272,788	428,330	(36.3)%
Provision for income taxes	34,637	51,740	(33.1)%	50,703	97,362	(47.9)%
Net income	$143,939	$169,180	(14.9)%	$222,085	$330,968	(32.9)%

Diluted net income per share	$1.06	$1.22	(13.1)%	$1.64	$2.39	(31.4)%

Net revenue margin percentage
Transportation	17.5%	18.3%	(0.8) pts	16.4%	18.4%	(2.0) pts
Sourcing	10.2%	11.0%	(0.8) pts	10.0%	11.0%	(1.0) pts
Total net revenue margin	16.9%	17.8%	(0.9) pts	15.9%	17.9%	(2.0) pts

Average headcount	15,294	15,712	(2.7)%	15,338	15,557	(1.4)%

A reconciliation of our reportable segments to our consolidated results can be found in Note 9, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.

Consolidated Results of Operations—Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Total revenues and direct costs. Total transportation revenues decreased, driven by the impact of the COVID-19 pandemic as discussed above. This resulted in decreased pricing in truckload and LTL services in addition to lower volumes in most service lines, most notably truckload, ocean and airfreight. These decreases were partially offset by a significant increase in airfreight pricing. Total purchased transportation and related services experienced significant intraperiod volatility and ultimately decreased primarily due to decreased cost of capacity in truckload and LTL in addition to lower volumes. Our sourcing total revenue and purchased products sourced for resale increased due to higher pricing and costs per case, partially offset by lower case volume. Lower case volume was driven by decreased demand in the food service industry which has been significantly impacted by the COVID-19 pandemic.

Net revenues. Our transportation net revenue margin decreased due to lower margins in truckload, and to a lesser extent LTL services, partially offset by a significant increase in airfreight margins. Truckload and LTL margins declined in the second quarter of 2020 due to the significant transportation cost volatility experienced relative to our contractual customer pricing as we continued to meet our customer commitments despite moderating declines or, in some instances, increases for the cost of capacity. Airfreight margins expanded driven by increased pricing as we were able to leverage our contractual airfreight capacity despite significant shortages in the airfreight market. Sourcing net revenue margin declined due to a decrease in net revenue per case.
Operating expenses. Personnel expenses decreased primarily due to short-term cost reductions, including furloughs and reduced work hours, in addition to declines in healthcare costs, and performance-based compensation. Average headcount decreased 2.7 percent, despite acquisitions contributing approximately one percentage point of growth. SG&A expenses decreased due to the elimination of non-essential travel, partially offset by an $11.5 million loss on the sale-leaseback of a company-owned data center.
Interest and other expense. Interest and other expense primarily consisted of interest expense of $12.4 million in the second quarter of 2020, partially offset by a $1.8 million favorable impact of foreign currency revaluation and realized foreign currency gains and losses. Interest expense decreased modestly driven by lower average interest rates in the second quarter of 2020 compared to the second quarter of 2019. The second quarter of 2019 included a $2.9 million favorable impact of foreign currency revaluation and realized foreign currency gains and losses.
Provision for income taxes. Our effective income tax rate was 19.4 percent for the second quarter of 2020 compared to 23.4 percent for the second quarter of 2019. The effective income tax rate for the second quarter of June 30, 2020, was lower than the statutory federal income tax rate primarily due to the tax impact of share-based payment awards, including the tax benefit from the delivery of a one-time deferred stock award that was granted to the company's prior Chief Executive Officer in 2000, which reduced the effective tax rate by 4.5 percentage points, and foreign tax impacts recorded in the second quarter of June 30, 2020. The effective income tax rate for the second quarter of 2019 was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of share-based payment awards.

Consolidated Results of Operations—Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Total revenues and direct costs. Total transportation revenues decreased driven by the impact of the COVID-19 pandemic which resulted in slowdowns of demand and production in many industry verticals and resulted in lower pricing in truckload and, to a lesser extent, LTL services. These decreases more than offset increases in airfreight pricing and truckload and LTL volumes. Despite industry freight volume declines, we achieved volume growth in both NAST truckload and LTL services which is reflective of our pricing strategies to ensure we are near the top of our customers' routing guides. Total purchased transportation and related services decreased due to decreased cost of transportation in our surface transportation service lines resulting from softening market demand and excess carrier capacity. These decreases were partially offset by a significant increase in airfreight pricing. Our sourcing total revenue and purchased products sourced for resale increased due to higher pricing and costs per case which were partially offset by lower case volume most notably in the food service industry which has been significantly impacted by the COVID-19 pandemic.
Net revenues. Our transportation net revenue margin decreased driven by margin compression in truckload services due to the significant transportation cost volatility relative to our contractual customer pricing resulting from the impact of the COVID-19 pandemic as we continued to meet our customer commitments despite moderating declines or, in some instances, increases for the cost of capacity. Partially offsetting these declines was an increase in airfreight pricing resulting in margin expansion as we were able to leverage our contractual airfreight capacity despite significant shortages in the airfreight market. Sourcing net revenue margin declined due to a decrease in net revenue per case.
Operating expenses. Personnel expenses decreased primarily due to declines in performance-based compensation and short-term cost reductions, including furloughs and reduced work hours, that were implemented in the second quarter of 2020. Average headcount decreased 1.4 percent. SG&A expenses increased driven primarily by an $11.5 million loss on the sale-leaseback of a company-owned data center and elevated purchased services related to accelerating our growth and cost savings initiatives, partially offset by elimination of non-essential travel.
Interest and other expense. Interest and other expense primarily consisted of interest expense of $25.0 million in addition to a $1.1 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses in the six months ended June 30, 2020. Interest expense decreased driven by a lower average debt balance and lower interest rates in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The six months ended June 30, 2019, included a $2.2 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses in addition to approximately $5 million of miscellaneous other income.
Provision for income taxes. Our effective income tax rate was 18.6 percent for the six months ended June 30, 2020 and 22.7 percent for the six months ended June 30, 2019. The effective income tax rate for the six months ended June 30, 2020 was lower than the statutory federal income tax rate primarily due to the tax impact of share-based payment awards, including the tax benefit from the delivery of a one-time deferred stock award that was granted to the company's prior Chief Executive Officer in 2000, which reduced the rate lower than the statutory rate by 4.2 percentage points and foreign tax impacts in the six months ended June 30, 2020. The effective income tax rate for the six months ended June 30, 2019 was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of share-based payment awards.

NAST Segment Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2020	2019	% change	2020	2019	% change
Total revenues	$2,475,292	$2,872,053	(13.8)%	$5,299,037	$5,668,837	(6.5)%
Purchased transportation and related services	2,095,736	2,385,635	(12.2)%	4,546,703	4,695,869	(3.2)%
Net revenues
Truckload	252,165	352,912	(28.5)%	495,851	711,943	(30.4)%
LTL	105,428	121,526	(13.2)%	217,758	236,444	(7.9)%
Intermodal	7,588	6,021	26.0%	14,900	11,997	24.2%
Other	14,375	5,959	141.2%	23,825	12,584	89.3%
Total net revenues	379,556	486,418	(22.0)%	752,334	972,968	(22.7)%
Personnel expenses	153,209	187,738	(18.4)%	326,041	373,679	(12.7)%
Other selling, general, and administrative expenses	89,501	93,948	(4.7)%	190,921	183,274	4.2%
Income from operations	$136,846	$204,732	(33.2)%	$235,372	$416,015	(43.4)%

Average headcount	6,960	7,533	(7.6)%	6,981	7,486	(6.7)%

Service line volume statistics
Truckload			(4.5)%			1.5%
LTL			(2.0)%			2.5%
Intermodal			—%			4.0%
Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
Total revenues and direct costs. The results of NAST were impacted by the COVID-19 pandemic during the three months ended June 30, 2020 as discussed in the market and business trends sections above. NAST total revenues decreased due to decreased pricing and volumes in truckload and LTL services. NAST cost of transportation and related services experienced significant intraperiod volatility and ultimately decreased driven by decreased cost of capacity in truckload and LTL in addition to lower volumes.
Net revenues. NAST net revenues decreased driven primarily by margin compression in truckload services due to the significant transportation cost volatility experienced relative to our contractual customer pricing as we continued to meet our customer commitments despite moderating declines or, in some instances, increases for the cost of capacity.
Excluding the estimated impacts of the decrease in fuel costs, our average truckload rate per mile charged to our customers decreased approximately 5.5 percent in the second quarter of 2020 compared to the second quarter of 2019. Our truckload transportation costs decreased approximately 2 percent, excluding the estimated decrease in fuel costs.

NAST LTL net revenues decreased primarily due to reduced margins and decreased volume most notably with small- to mid-sized customers who were disproportionately impacted by the COVID-19 pandemic. The acquisition of Prime Distribution contributed 4.0 percentage points to LTL net revenue growth in the second quarter of 2020.
NAST intermodal net revenues increased primarily due to improved net revenue margin.
NAST other net revenues increased primarily due to incremental warehousing services related to the acquisition of Prime Distribution.
Operating expenses. NAST personnel expense decreased primarily due to short-term cost reductions, including furloughs and reduced work hours, in addition to declines in performance-based compensation and a decrease in average headcount. The acquisition of Prime Distribution contributed 4.5 percentage points of growth to NAST average headcount. NAST SG&A expenses decreased primarily due to elimination of non-essential travel and decreased claims. The operating expenses of NAST and all other segments include allocated corporate expenses.
Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
Total revenues and direct costs. NAST revenues decreased due to lower pricing in truckload and, to a lesser extent, LTL services which were partially offset by increases in truckload and LTL volumes. Despite industry freight volume declines, we achieved volume growth in both truckload and LTL services which is reflective of our pricing strategies to ensure we are near the top of our customers' routing guides. NAST cost of transportation and related services decreased driven by lower cost per mile in truckload services.
Net revenues. NAST net revenues decreased driven primarily by margin compression in truckload services due to the significant transportation cost pricing volatility experienced relative to our contractual customer pricing as we continued to meet our customer commitments despite moderating declines or, in some instances, increases for the cost of capacity. These decreases were partially offset by increased volumes in truckload and LTL. Excluding the estimated impacts of the decrease in fuel costs, our average truckload rate per mile charged to our customers decreased approximately 7 percent reflecting pricing changes related to the marketplace conditions discussed above. Our truckload transportation costs decreased approximately 2 percent, excluding the estimated decrease in fuel costs.
NAST LTL net revenues decreased primarily due to reduced margins, partially offset by an increase in volumes.
NAST intermodal net revenues increased primarily due to increased volume and improved net revenue margin.
NAST other net revenues increased primarily due to incremental warehousing services related to the acquisition of Prime Distribution.
Operating expenses. NAST personnel expense decreased primarily due to declines in performance-based compensation, a decrease in average headcount, and short-term cost reductions, including furloughs and reduced work hours. The acquisition of Prime contributed 3.0 percentage points of growth to NAST average headcount. NAST SG&A expenses increased primarily due to continued investments in technology, higher occupancy costs, and an increase in credit loss expense. These increases were partially offset by decreased claims and the elimination of non-essential travel.

Global Forwarding Segment Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2020	2019	% change	2020	2019	% change
Total revenues	$707,820	$592,483	19.5%	$1,238,204	$1,130,050	9.6%
Purchased transportation and related services	544,860	450,547	20.9%	946,930	860,878	10.0%
Net revenues
Ocean	78,734	85,389	(7.8)%	148,544	156,846	(5.3)%
Air	51,541	25,212	104.4%	78,418	51,348	52.7%
Customs	19,459	23,296	(16.5)%	40,652	45,173	(10.0)%
Other	13,226	8,039	64.5%	23,660	15,805	49.7%
Total net revenues	162,960	141,936	14.8%	291,274	269,172	8.2%
Personnel expenses	63,322	71,045	(10.9)%	134,215	140,589	(4.5)%
Other selling, general, and administrative expenses	40,863	44,273	(7.7)%	86,325	87,762	(1.6)%
Income from operations	$58,775	$26,618	120.8%	$70,734	$40,821	73.3%

Average headcount	4,726	4,770	(0.9)%	4,763	4,728	0.7%

Service line volume statistics
Ocean			(8.5)%			(6.0)%
Air			(35.5)%			(22.5)%
Customs			(17.0)%			(10.0)%

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
Total revenues and direct costs. The results of Global Forwarding were impacted by the COVID-19 pandemic during the three months ended June 30, 2020 as discussed in the market and business trends sections above. Global Forwarding total revenues and direct costs increased driven by a significant increase in airfreight pricing due to reduced cargo capacity, an increase in charter flights, and larger than normal shipment sizes creating an environment with unusually high pricing, which was partially offset by volume declines in all service lines.
Net revenues. Ocean transportation net revenues decreased driven by lower volumes due to the impact of COVID-19. Air transportation net revenues increased significantly due to higher pricing which more than offset a decline in volumes as we were able to leverage our contractual airfreight capacity despite significant shortages in the airfreight market. Customs net revenues decreased driven primarily by lower volumes.
Operating expenses. Personnel expenses decreased driven by short-term cost reductions, including furloughs and reduced work hours, in addition to declines in performance-based compensation and a decrease in average headcount. SG&A expenses decreased driven by the elimination of non-essential travel.
Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
Total revenues and direct costs. Total revenues and direct costs increased driven by the significant increase in airfreight pricing near the end of the first quarter and throughout the second quarter of 2020 due to the impact of COVID-19. This increase was partially offset by volume declines in all service lines.
Net revenues. Ocean transportation net revenues decreased driven by a decline in volumes but were partially offset by increased pricing. The acquisition of Space Cargo contributed 1.5 percentage points of ocean net revenue growth for the first sixth months of 2020. Air transportation net revenues increased significantly due to higher pricing, which more than offset a decline in volumes as we were able to leverage our contractual airfreight capacity despite significant shortages in the airfreight market. In addition, the acquisition of Space Cargo contributed 2.7 percentage points of net revenue growth in air transportation. Customs net revenues decreased driven by decreased volumes.

Operating expenses. Personnel expenses decreased driven by short-term cost reductions, including furloughs and reduced work hours, in addition to declines in performance-based compensation, partially offset by an increase in average headcount. SG&A expenses decreased driven by the elimination of non-essential travel.
All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2019	2018	% change	2020	2019	% change
Total revenues	$444,734	$444,304	0.1%	$895,613	$861,163	4.0%
Net revenues
Robinson Fresh	30,202	31,236	(3.3)%	57,660	59,894	(3.7)%
Managed Services	23,503	20,099	16.9%	46,030	40,411	13.9%
Other Surface Transportation	18,232	15,527	17.4%	35,108	31,571	11.2%
Total net revenues	$71,937	$66,862	7.6%	$138,798	$131,876	5.2%

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
Total revenues increased modestly driven by increased pricing in our Robinson Fresh business as elevated demand at large grocers and retailers was partially offset with decreased demand from customers in the food service industry resulting from the COVID-19 pandemic. The increase in Robinson Fresh was mostly offset by lower pricing in our Other Surface Transportation business.
Robinson Fresh net revenues declined due to a decrease in case volumes, partially offset by increased net revenue per case. Managed Services net revenues increased driven by a combination of new customer wins and selling additional services to existing customers. Other Surface Transportation net revenues increased driven by increased margin and the acquisition of Dema Service, which contributed 4.7 percentage points of growth.
Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
Total revenues increased due to elevated demand at large grocers and retailers especially near the end of the first quarter of 2020 resulting in increased pricing in our Robinson Fresh business. In addition, total revenues increased in Other Surface Transportation driven by increased volume and pricing including the impact of the Dema Service acquisition.
Robinson Fresh net revenues decreased driven by reduced case volumes partially offset by increased net revenue per case. Managed Services net revenues increased driven by a combination of new customer wins and selling additional services to existing customers. Other Surface Transportation net revenues increased primarily driven by the acquisition of Dema Service, which contributed 6.5 percentage points of growth.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (dollars in thousands):

Description	Carrying Value as of June 30, 2020	Borrowing Capacity	Maturity
Revolving credit facility	$—	$1,000,000	October 2023
Senior Notes, Series A	175,000	175,000	August 2023
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables securitization facility (1)	—	250,000	December 2020
Senior Notes (1)	592,873	600,000	April 2028
Total debt	$1,092,873	$2,350,000
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
Cash and cash equivalents totaled $362.2 million as of June 30, 2020 and $447.9 million as of December 31, 2019. Cash and cash equivalents held outside the United States totaled $296.7 million as of June 30, 2020 and $405.1 million as of December 31, 2019. Working capital decreased from $1.1 billion at December 31, 2019, to $930.5 million at June 30, 2020.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Six Months Ended June 30,
	2020	2019	% change
Sources (uses) of cash:
Cash provided by operating activities	$505,643	$456,526	10.8%

Capital expenditures	(25,039)	(31,564)
Acquisitions	(223,230)	(58,379)
Other	5,525	8
Cash used for investing activities	(242,744)	(89,935)	169.9%

Repurchase of common stock	(68,563)	(173,622)
Cash dividends	(137,104)	(139,010)
Net payments on debt	(143,000)	(93,000)
Other	5,329	15,272
Cash used for financing activities	(343,338)	(390,360)	(12.0)%
Effect of exchange rates on cash and cash equivalents	(5,183)	461
Net change in cash and cash equivalents	$(85,622)	$(23,308)

Cash flow from operating activities. Cash flow from operating activities increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to favorable changes in working capital. The favorable changes in working capital were primarily related to a sequential increase in accounts payable associated with increasing cost of capacity late in the second quarter of 2020. This impact was partially offset by a sequential increase in accounts receivable. Given the COVID-19 pandemic, we are closely monitoring credit and collections activities to minimize risk as well as working with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.
Cash used for investing activities. We used $222.7 million for the acquisition of Prime Distribution during the six months ended June 30, 2020. We used $44.1 million for the acquisition of Space Cargo and $14.2 million for the acquisition of Dema Service during the six months ended June 30, 2019. Capital expenditures consisted primarily of investments in information technology, which are intended to increase employee productivity, automate interactions with our customers and contracted carriers, and improve our internal workflows to help expand our operating margins and grow the business.
Cash used for financing activities. Net repayments on debt in the six months ended June 30, 2020 were to reduce the outstanding balance of the Receivables Securitization Facility. The decrease in cash dividends was due to a decrease in shares outstanding during the six months ended June 30, 2020 and timing of dividends processed related to employee benefit plans, partially offset by a $0.01 per share dividend increase in 2020 compared to 2019. The decrease in cash used for share repurchases was due to a decrease in the number of shares repurchased during the six months ended June 30, 2020 as we have temporarily suspended our share repurchase activity near the end of the first quarter of 2020 as we continue to assess the impacts of COVID-19. In addition, the average price paid per share decreased compared to the same period of 2019. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions. Over the long term, we remain committed to our quarterly dividend and share repurchases to enhance shareholder value, and we expect to resume our opportunistic share repurchase program in the fourth quarter of this year.
Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe that, assuming no change in our current business plan, our available cash, together with expected future cash generated from operations, the amount available under our credit facilities, and credit available in the market, will be sufficient to satisfy our anticipated needs for working capital, capital expenditures, and cash dividends for at least the next 12 months. We also believe we could obtain funds under lines of credit or other forms of indebtedness on short notice, if needed.

Recently Issued Accounting Pronouncements
Refer to Note 1, Basis of Presentation, contained in this quarterly report and in the company's 2019 Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the company's 2019 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of June 30, 2020, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the company’s 2019 Annual Report on Form 10-K for a complete discussion on the company’s market risk. As of June 30, 2020 there were no material changes in market risk from those disclosed in the company’s 2019 Annual Report on Form 10-K.

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

As of June 30, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal controls over financial reporting.
There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, the company is monitoring the ongoing COVID-19 pandemic, which has already caused a significant disruption to global financial markets and supply chains and has resulted in increased travel restrictions and extended shutdown of certain businesses across the globe. We have already experienced changes in demand, including declines in certain verticals and regions, that exacerbate the conditions we experienced in 2019, along with volatile pricing. The significance of the operational and financial impact to our business will likely depend on how long and widespread this outbreak proves to be. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the international actions that are being taken to contain and treat it. While we currently expect this business disruption to be temporary, there is uncertainty around the duration and its broader impact on the economy, and therefore the effects it will have on our operations and financial results. If economic or market conditions in key global markets deteriorate further, we expect to continue experiencing material adverse effects on our business and results of operations and may experience material adverse effects on our financial positions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the company during the quarter ended June 30, 2020 of shares of the company's common stock.

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
April 2020	6,045	$70.39	—	9,022,073
May 2020	1,433	71.70	—	9,022,073
June 2020	8,067	79.76	—	9,022,073
Second Quarter 2020	15,545	$75.38	—	9,022,073
(1) The total number of shares purchased consists of 15,545 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(2) In May 2018, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of June 30, 2020, there were 9,022,073 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3. DEFAULTS ON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended June 30, 2020 formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the company for the period ended June 30, 2020 formatted in Inline XBRL (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2020.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Robert C. Biesterfeld, Jr.
Robert C. Biesterfeld, Jr.
Chief Executive Officer

By:	/s/ Michael P. Zechmeister
Michael P. Zechmeister
Chief Financial Officer