Form 10-Q
period 2020-09-30
C. H. ROBINSON WORLDWIDE, INC.
filed 2020-10-30
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2020, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 135,946,127.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$252,569	$447,858
Receivables, net of allowance for credit loss of $36,086 and $32,838	2,346,384	1,974,381
Contract assets, net of allowance for credit loss	187,973	132,874
Prepaid expenses and other	65,773	85,005
Total current assets	2,852,699	2,640,118
Property and equipment, net	183,244	208,423
Goodwill	1,473,440	1,291,760
Other intangible assets, net	118,741	90,931
Right-of-use lease assets	339,819	310,860
Deferred tax assets	16,631	13,485
Other assets	90,264	85,483
Total assets	$5,074,838	$4,641,060

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,196,797	$984,604
Outstanding checks	72,108	78,231
Accrued expenses:
Compensation	130,958	112,784
Transportation expense	147,590	101,194
Income taxes	12,074	12,354
Other accrued liabilities	74,781	62,706
Current lease liabilities	66,692	61,280
Current portion of debt	59,979	142,885
Total current liabilities	1,760,979	1,556,038

Long-term debt	1,093,087	1,092,448
Noncurrent lease liabilities	279,212	259,444
Noncurrent income taxes payable	22,981	22,354
Deferred tax liabilities	44,942	39,776
Other long-term liabilities	278	270
Total liabilities	3,201,479	2,970,330
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,700 and 179,380 shares issued, 135,900 and 134,895 outstanding	13,590	13,490
Additional paid-in capital	555,416	546,646
Retained earnings	4,293,598	4,144,834
Accumulated other comprehensive loss	(70,855)	(76,149)
Treasury stock at cost (43,800 and 44,485 shares)	(2,918,390)	(2,958,091)
Total stockholders’ investment	1,873,359	1,670,730
Total liabilities and stockholders’ investment	$5,074,838	$4,641,060
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Transportation	$3,944,981	$3,608,346	$10,835,710	$10,751,890
Sourcing	279,819	247,786	821,944	764,292
Total revenues	4,224,800	3,856,132	11,657,654	11,516,182
Costs and expenses:
Purchased transportation and related services	3,378,651	2,999,979	9,141,354	8,826,233
Purchased products sourced for resale	256,876	222,722	744,621	682,502
Personnel expenses	302,904	320,563	933,607	999,547
Other selling, general, and administrative expenses	118,130	111,783	371,606	354,730
Total costs and expenses	4,056,561	3,655,047	11,191,188	10,863,012
Income from operations	168,239	201,085	466,466	653,170
Interest and other expense	(7,465)	(13,180)	(32,904)	(36,935)
Income before provision for income taxes	160,774	187,905	433,562	616,235
Provision for income taxes	24,245	41,011	74,948	138,373
Net income	136,529	146,894	358,614	477,862
Other comprehensive income (loss), net of tax	13,236	(18,576)	5,294	(18,967)
Comprehensive income	$149,765	$128,318	$363,908	$458,895

Basic net income per share	$1.01	$1.08	$2.65	$3.48
Diluted net income per share	$1.00	$1.07	$2.63	$3.45

Basic weighted average shares outstanding	135,671	136,380	135,385	137,274
Dilutive effect of outstanding stock awards	1,457	1,096	752	1,099
Diluted weighted average shares outstanding	137,128	137,476	136,137	138,373
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2019	134,895	$13,490	$546,646	$4,144,834	$(76,149)	$(2,958,091)	$1,670,730
Net income				78,146			78,146
Foreign currency adjustments, net of tax					(32,195)		(32,195)
Dividends declared, $0.51 per share				(69,871)			(69,871)
Stock issued for employee benefit plans	343	34	(24,192)			21,632	(2,526)
Issuance of restricted stock, net of forfeitures	321	32	(32)				—
Stock-based compensation expense	—	—	11,397			—	11,397
Repurchase of common stock	(973)	(97)				(68,466)	(68,563)
Balance March 31, 2020	134,586	13,459	533,819	4,153,109	(108,344)	(3,004,925)	1,587,118
Net income				143,939			143,939
Foreign currency translation, net of tax					24,253		24,253
Dividends declared, $0.51 per share				(69,791)			(69,791)
Stock issued for employee benefit plans	138	13	(1,165)			9,007	7,855
Stock-based compensation expense	—	—	10,954			—	10,954
Balance June 30, 2020	134,724	13,472	543,608	4,227,257	(84,091)	(2,995,918)	1,704,328
Net income				136,529			136,529
Foreign currency translation, net of tax					13,236		13,236
Dividends declared, $0.51 per share				(70,188)			(70,188)
Stock issued for employee benefit plans	1,176	118	1,032			77,528	78,678
Stock-based compensation expense	—	—	10,776			—	10,776
Balance September 30, 2020	135,900	$13,590	$555,416	$4,293,598	$(70,855)	$(2,918,390)	$1,873,359
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment, continued
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

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$358,614	$477,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,067	75,122
Provision for credit losses	12,701	642
Stock-based compensation	33,127	40,657
Deferred income taxes	(9,468)	(3,360)
Excess tax benefit on stock-based compensation	(17,127)	(6,908)
Other operating activities	13,104	(4,471)
Changes in operating elements, net of acquisitions:
Receivables	(367,538)	104,108
Contract assets	(56,131)	9,067
Prepaid expenses and other	12,331	(18,940)
Accounts payable and outstanding checks	186,755	3,871
Accrued compensation	16,458	(45,319)
Accrued transportation expense	46,396	(5,323)
Accrued income taxes	17,125	(7,042)
Other accrued liabilities	8,907	5,210
Other assets and liabilities	4,728	(1,318)
Net cash provided by operating activities	337,049	623,858

INVESTING ACTIVITIES
Purchases of property and equipment	(17,446)	(26,661)
Purchases and development of software	(22,815)	(24,282)
Acquisitions, net of cash acquired	(223,230)	(59,188)
Other investing activities	5,525	16,625
Net cash used for investing activities	(257,966)	(93,506)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	100,542	40,442
Stock tendered for payment of withholding taxes	(16,535)	(14,352)
Repurchase of common stock	(68,563)	(241,303)
Cash dividends	(207,428)	(207,865)
Proceeds from long-term borrowings	—	929,000
Payments on long-term borrowings	—	(1,018,000)
Proceeds from short-term borrowings	1,043,600	14,000
Payments on short-term borrowings	(1,126,600)	(19,000)
Net cash used for financing activities	(274,984)	(517,078)

Effect of exchange rates on cash and cash equivalents	612	(7,465)
Net change in cash and cash equivalents	(195,289)	5,809
Cash and cash equivalents, beginning of period	447,858	378,615
Cash and cash equivalents, end of period	$252,569	$384,424
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
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance, December 31, 2019	$1,015,570	$208,420	$67,770	$1,291,760
Acquisitions	176,840	507	—	177,347
Translation	2,689	1,096	548	4,333
Balance, September 30, 2020	$1,195,099	$210,023	$68,318	$1,473,440

Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). We considered whether there were any changes in circumstances indicating that our goodwill might be impaired, including consideration of the impacts of the novel coronavirus (“COVID-19”) on financial markets and our business operations, and determined the more likely than not criteria had not been met, and therefore a Step One Analysis was not required as of September 30, 2020.
Identifiable intangible assets consisted of the following (in thousands):

	September 30, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$294,200	$(185,934)	$108,266	$237,335	$(156,879)	$80,456
Indefinite-lived intangibles
Trademarks	10,475	—	10,475	10,475	—	10,475
Total intangibles	$304,675	$(185,934)	$118,741	$247,810	$(156,879)	$90,931

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization expense	$9,937	$9,731	$27,968	$28,699
Finite-lived intangible assets, by reportable segment, as of September 30, 2020, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Remaining 2020	$2,026	$5,056	$161	$7,243
2021	8,105	14,603	638	23,346
2022	8,105	14,603	638	23,346
2023	8,105	11,977	638	20,720
2024	7,984	4,174	638	12,796
Thereafter	17,024	2,891	900	20,815
Total				$108,266

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
We had no Level 3 assets or liabilities as of and during the periods ended September 30, 2020 and December 31, 2019. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	September 30, 2020	December 31, 2019	Maturity	September 30, 2020	December 31, 2019
Revolving credit facility	—%	—%	October 2023	$—	$—
Senior Notes, Series A	3.97%	3.97%	August 2023	175,000	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables securitization facility (1)	0.80%	2.41%	December 2020	59,979	142,885
Senior Notes (1)	4.20%	4.20%	April 2028	593,087	592,448
Total debt				1,153,066	1,235,333
Less: Current maturities and short-term borrowing				(59,979)	(142,885)
Long-term debt				$1,093,087	$1,092,448
____________________________________________
(1) Net of unamortized discounts and issuance costs.

SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the "Credit Agreement") with a total availability of $1 billion and a maturity date of October 24, 2023. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of applicable LIBOR plus 1.125 percent). In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility ranging from 0.075 percent to 0.200 percent. The recorded amount of borrowings outstanding, if any, approximates fair value because of the short maturity period of the debt; therefore, we would consider these borrowings to be a Level 2 financial liability.
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
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes, Series A, Senior Notes Series B, and Senior Notes Series C (collectively the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $549.7 million at September 30, 2020. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own risk. If the Notes were recorded at fair value, they would be classified as a Level 2 financial liability.
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
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes ("Senior Notes") through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $703.0 million as of September 30, 2020, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $593.1 million as of September 30, 2020. If the Senior Notes were measured at fair value in the financial statements, they would be classified as a Level 2 financial liability in the fair value hierarchy.
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
As of September 30, 2020, we were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, Receivables Securitization Facility, and Senior Notes.

NOTE 5. INCOME TAXES
Our effective tax rate for the three months ended September 30, 2020 and 2019 was 15.1 percent and 21.8 percent, respectively, and our effective tax rate for the nine months ended September 30, 2020 and 2019 was 17.3 percent and 22.5 percent, respectively. The effective income tax rate for the three and nine months ended September 30, 2020 was lower than the statutory federal income tax rate primarily due to the tax impact of share-based payment awards, which reduced the effective tax rate by 3.8 percentage points and 4.1 percentage points, respectively. Foreign tax impacts also contributed to a lower federal income tax rate, reducing our effective tax rate in the three and nine months ended September 30, 2020 by 5.2 percentage points and 3.1 percentage points, respectively. This impact on the tax rate was partially offset by state income tax expense, which increased the effective income tax rate. The effective income tax rate for the three and nine months ended September 30, 2019 was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of share-based payment awards and the combined tax impact of Global Intangible Low-tax Income ("GILTI") and Foreign Derived Intangible Income ("FDII").

In 2019, we removed our assertion that the unremitted earnings of foreign subsidiaries were permanently reinvested with limited exceptions. If we repatriated all foreign earnings that are still considered to be permanently reinvested, the estimated effect on income taxes payable would be an increase of approximately $2.3 million as of September 30, 2020.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in response to the COVID-19 pandemic. The CARES Act allows for a deferral of the employer share of federal payroll taxes otherwise due through December 31, 2020. 50 percent of the deferred amount is due December 31, 2021 and the remaining 50 percent is due December 31, 2022. This provision allows us to defer certain federal payroll deposits and invest this cash back into the business without any interest cost. The CARES Act also provides for a tax credit of up to $5,000 related to wages and health benefits provided to an employee whose work from March 17, 2020 through December 31, 2020 was impacted by COVID-19. Through September 30, 2020, we have recognized a payroll deferral and tax credit of $19.3 million and $0.7 million, respectively, under the CARES Act. We will continue evaluating the impact of the CARES Act over the remainder of 2020.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent and adding new rules for GILTI and FDII. We have included the tax impact of both GILTI and FDII in our income tax expense for the three and nine months ended September 30, 2020, and 2019. The Treasury Department issued final regulatory guidance related to both GILTI and FDII on July 15, 2020. The effective date of these regulations is generally January 1, 2021, absent an election to apply these rules retroactively to a 2018 effective date. We are reviewing these regulations and the potential to elect a 2018 effective date. The impact of this new guidance is not expected to have a material impact on full-year 2020 results.

On September 29, 2020, the Treasury Department issued final and proposed regulations on determining the foreign tax credit, and allocating and apportioning deductions, under the Internal Revenue Code. We are still completing our review of these regulations, but they did not have a material impact on the third quarter of 2020 and we do not expect them to have a material impact on full-year 2020 results.

As of September 30, 2020, we have $39.0 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $2.1 million in the next 12 months due to the lapsing of statutes of limitations. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2013. We are currently under an Internal Revenue Service audit for 2015, 2016 and 2017 tax years.

NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$5,081	$4,829	$15,119	$13,539
Stock awards	5,042	3,470	15,736	24,798
Company expense on ESPP discount	653	551	2,272	2,320
Total stock-based compensation expense	$10,776	$8,850	$33,127	$40,657

On May 9, 2019, our shareholders approved an amendment and restatement of our 2013 Equity Incentive Plan (the “Plan”) to increase the number of shares authorized for award by 4,000,000 shares. The Plan allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 17,041,803 shares can be granted under this plan following the amendment and restatement. Approximately 2,974,170 shares were available for stock awards under the plan as of September 30, 2020. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the plan.
Stock Options - We have awarded stock options to certain key employees. The fair value of these options is established based on the market price on the date of grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards. As of September 30, 2020, unrecognized compensation expense related to stock options was $48.0 million. The amount of future expense to be recognized will be based on the passage of time and the employees' continued employment.
We granted 1,660,548 stock options on February 5, 2020. These awards had a weighted average exercise price of $72.74 and a weighted average grant date fair value of $13.88. These awards are eligible to vest over a five-year period with a first vesting date of December 31, 2020.
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
We granted 405,776 performance-based restricted shares and restricted stock units and 329,586 time-based restricted shares and restricted stock units on February 5, 2020. These awards had a weighted average grant date fair value of $59.34 and are eligible to vest over a five-year period with a first vesting date of December 31, 2020.
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
As of September 30, 2020, there was unrecognized compensation expense of $125.3 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings growth, and certain other conditions.

Employee Stock Purchase Plan - Our 1997 Employee Stock Purchase Plan ("ESPP") allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of each quarter discounted by 15 percent. Shares vest immediately. The following is a summary of the employee stock purchase plan activity:

Three Months Ended September 30, 2020
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
42,445	$3,699,626	$652,875

NOTE 7. LITIGATION
We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including certain contingent auto liability cases. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our condensed consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are often unable to estimate an amount or range of any reasonably possible losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

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

Current assets	$8,879
Property and equipment	7,356
Right-of-use lease assets	35,017
Other intangible assets	55,000
Goodwill	176,840
Total assets	283,092

Current liabilities	12,243
Lease liabilities	35,017
Deferred tax liabilities	13,114
Net assets acquired	$222,718

Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

Estimated Life (years)
Customer relationships	7	$55,000
There was $176.8 million of goodwill recorded related to the acquisition of Prime Distribution. The Prime Distribution goodwill is a result of acquiring and retaining the Prime Distribution workforce and expected synergies from integrating its business into ours. Purchase accounting is considered substantially complete. The goodwill will not be deductible for tax purposes. The acquisition was effective as of February 29, 2020, and therefore the results of operations of Prime Distribution have been included as part of the North American Surface Transportation segment in our consolidated financial statements since March 1, 2020.
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

Reportable segment information as of, and for the three and nine months ended September 30, 2020 and 2019, is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended September 30, 2020
Total revenues	$2,923,842	$831,957	$469,001	$4,224,800
Net revenues	367,943	157,657	63,673	589,273
Income (loss) from operations	122,526	46,299	(586)	168,239
Depreciation and amortization	7,095	9,385	10,436	26,916
Total assets(1)	3,041,974	1,148,118	884,746	5,074,838
Average headcount	6,702	4,607	3,595	14,904

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended September 30, 2019
Total revenues	$2,826,308	$597,695	$432,129	$3,856,132
Net revenues	433,760	135,815	63,856	633,431
Income from operations	176,200	24,676	209	201,085
Depreciation and amortization	5,734	9,186	10,560	25,480
Total assets(1)	2,649,259	995,137	992,153	4,636,549
Average headcount	7,448	4,790	3,544	15,782

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Nine Months Ended September 30, 2020
Total Revenues	$8,222,879	$2,070,161	$1,364,614	$11,657,654
Net Revenues	1,120,277	448,931	202,471	1,771,679
Income (loss) from operations	357,898	117,033	(8,465)	466,466
Depreciation and amortization	19,550	27,740	29,777	77,067
Total assets(1)	3,041,974	1,148,118	884,746	5,074,838
Average headcount	6,870	4,716	3,591	15,177

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Nine Months Ended September 30, 2019
Total Revenues	$8,495,145	$1,727,745	$1,293,292	$11,516,182
Net Revenues	1,406,728	404,987	195,732	2,007,447
Income (loss) from operations	592,215	65,497	(4,542)	653,170
Depreciation and amortization	18,124	27,427	29,571	75,122
Total assets(1)	2,649,259	995,137	992,153	4,636,549
Average headcount	7,436	4,748	3,398	15,582
_________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.

NOTE 10. REVENUE FROM CONTRACTS WITH CUSTOMERS

A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30, 2020
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$2,923,842	$831,957	$189,182	$3,944,981
Sourcing(2)	—	—	279,819	279,819
Total	$2,923,842	$831,957	$469,001	$4,224,800

	Three Months Ended September 30, 2019
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$2,826,308	$597,695	$184,343	$3,608,346
Sourcing(2)	—	—	247,786	247,786
Total	$2,826,308	$597,695	$432,129	$3,856,132

	Nine Months Ended September 30, 2020
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$8,222,879	$2,070,161	$542,670	$10,835,710
Sourcing(2)	—	—	821,944	821,944
Total	$8,222,879	$2,070,161	$1,364,614	$11,657,654

	Nine Months Ended September 30, 2019
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$8,495,145	$1,727,745	$529,000	$10,751,890
Sourcing(2)	—	—	764,292	764,292
Total	$8,495,145	$1,727,745	$1,293,292	$11,516,182
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration and amounts are not due from our customer prior to the completion of our performance obligation and as such contract liabilities, as of September 30, 2020, and revenue recognized in the three and nine months ended September 30, 2020 and 2019 resulting from contract liabilities was not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon shipments in-transit at period end.
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

We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of September 30, 2020.

Information regarding lease expense, remaining lease term, discount rate, and other select lease information is presented below as of September 30, 2020, and for the three and nine months ended September 30, 2020 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Costs	2020	2019	2020	2019
Operating lease expense	$22,373	$16,905	$63,855	$50,684
Short-term lease expense	3,626	2,605	10,225	8,022
Total lease expense	$25,999	$19,510	$74,080	$58,706

	Nine Months Ended September 30,
Other Lease Information	2020	2019
Operating cash flows from operating leases	$60,569	$49,925
Right-of-use lease assets obtained in exchange for new lease liabilities	88,857	42,387

Lease Term and Discount Rate	As of September 30, 2020
Weighted average remaining lease term (in years)(1)	6.9
Weighted average discount rate	3.2%
____________________________________________
(1) The weighted average remaining lease term is significantly impacted by a 15-year lease related to office space in Chicago, IL, that commenced in 2018. Excluding this lease, the weighted average remaining lease term of our agreements is 4.8 years.

The maturities of lease liabilities as of September 30, 2020, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2020	$14,997
2021	80,817
2022	68,698
2023	55,810
2024	38,087
Thereafter	132,101
Total lease payments	390,510
Less: Interest	(44,606)
Present value of lease liabilities	$345,904

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
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below for the nine months ended September 30, 2020:

Balance, December 31, 2019	$32,838
Provision	11,670
Write-offs	(8,422)
Balance, September 30, 2020	$36,086

Recoveries of amounts previously written off were not significant for the three and nine months ended September 30, 2020.
NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' investment on our condensed consolidated balance sheets. The recorded balance at September 30, 2020 and December 31, 2019, was $70.9 million and $76.1 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency adjustments, net of related income tax effects at September 30, 2020 and December 31, 2019. Other comprehensive income was $13.2 million and $5.3 million for the three and nine months ended September 30, 2020, respectively. Other comprehensive income consisted of foreign currency adjustments, including foreign currency translation, net of related income tax effects of $1.0 million and $0.2 million for the three and nine months ended September 30, 2020, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Transportation	$3,944,981	$3,608,346	$10,835,710	$10,751,890
Sourcing	279,819	247,786	821,944	764,292
Total revenues	4,224,800	3,856,132	11,657,654	11,516,182
Costs and expenses:
Purchased transportation and related services	3,378,651	2,999,979	9,141,354	8,826,233
Purchased products sourced for resale	256,876	222,722	744,621	682,502
Total costs and expenses	3,635,527	3,222,701	9,885,975	9,508,735
Net revenues	$589,273	$633,431	$1,771,679	$2,007,447

MARKET TRENDS
The North American surface transportation market experienced increasing sequential demand during the third quarter of 2020 despite many small to mid-sized companies and certain industries continuing to experience demand below historical levels due to the COVID-19 pandemic. The improving demand during the third quarter of 2020 was most pronounced with large companies and from the retail and food and beverage industries. The impact of increasing consumer demand and production resulted in tighter carrier capacity and led to an increase in purchased transportation pricing. Industry freight volumes, as measured by the Cass Freight Index, declined approximately 8 percent during the third quarter of 2020 compared to the third quarter of 2019 although they did increase sequentially during the third quarter of 2020. One of the metrics we use to measure market conditions is the truckload routing guide depth from our Managed Services business. Routing guide depth represents the number of carriers contacted prior to an acceptance when procuring a transportation provider. The average routing guide depth of tender in the third quarter of 2020 was 1.6, representing that on average, the first or second carrier in a shipper's routing guide was executing the shipment in most cases. This routing guide penetration compares to 1.2 in both the first and second quarters of 2020 and is reflective of the increasing consumer demand and production and the tightening carrier capacity evident in the third quarter of 2020. This caused routing guides to rapidly degrade and more loads to move to the spot market driving sharp increases in transportation costs.
The global forwarding market also showed signs of improvement during the third quarter of 2020 after multiple quarters of reduced demand and production resulting in decreased volumes due to the COVID-19 pandemic. Many companies began to replenish low inventory levels amidst continued market uncertainty from the COVID-19 pandemic. Both the airfreight and ocean market experienced significant pricing increases in the third quarter of 2020 compared to the third quarter of 2019 resulting from reduced capacity. In the airfreight market, a reduction in commercial flights resulted in an increase in charter flights and larger than normal shipment sizes due to the COVID-19 pandemic. In the ocean freight market, sequential demand accelerated faster than carrier capacity returned to the market, resulting in significant pricing increases.
BUSINESS TRENDS
Our third quarter of 2020 surface transportation results are largely consistent with the overall market trends summarized above, although we did experience volume increases in excess of the industry trends as measured by the Cass Freight Index. Despite industry freight volumes declining approximately 8 percent, our NAST truckload and LTL volumes increased 0.5 percent and 13.5 percent, respectively, which is reflective of our pricing strategies to ensure we are near the top of our customers' routing guides. We continued to work with our customers to meet our contractual commitments during the third quarter of 2020 while adapting our pricing to reflect the volatile cost of transportation pricing seen since the beginning of the COVID-19 pandemic while also serving customers' needs in the spot market. This resulted in an increase in average truckload linehaul rates per mile, excluding fuel costs, charged to customers although our truckload transportation costs, excluding fuel prices, increased at a faster rate resulting in margin compression.

In our global forwarding business, we continued to experience significant increases to the price of airfreight due to significant capacity shortages in the airfreight market. These shortages were caused by a reduction in commercial flights, which have resulted in an increase in charter flights and larger than normal shipment sizes. The increase in airfreight pricing more than offset a 19.0 percent decline in airfreight volumes. Ocean volumes increased 1.5 percent as many industries resumed or increased production. In addition, the accelerating sequential demand for ocean freight grew at a faster rate than ocean carrier capacity, which resulted in significantly higher pricing in the third quarter of 2020.
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
SIGNIFICANT DEVELOPMENTS
During the three and nine months ended September 30, 2020, our financial results and operations were impacted by the COVID-19 pandemic described above and discussed throughout Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” In addition, see Part II—“Item 1A, Risk Factors,” included herein for an update to the risk factors described in “Item 1A, Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 19, 2020. The extent to which the COVID-19 pandemic impacts our financial results and operations for the remainder of 2020 and going forward will depend on future developments which are highly uncertain and cannot be predicted, including fluctuations in the severity of the outbreak and the actions being taken to contain and treat it.
We have taken a variety of measures to ensure the availability, continuity, and security of our critical infrastructure, ensure the health and safety of our employees around the globe, and provide service and supply chain continuity to our customers and contracted carriers in order to deliver critical and essential goods and services. We continue to follow public and private sector policies and initiatives to reduce the transmission of COVID-19, such as requiring social distancing, wearing a mask, and limiting the number of employees to less than 50 percent capacity when in the office, in addition to the elimination of all non-essential travel. We have also adopted work-from-home arrangements, and as of September 30, 2020, over 80 percent of our employees were working remotely executing their duties and responsibilities. We do not believe these policies and initiatives will adversely impact our operations. In addition, we have taken steps across the organization to reduce costs, including the elimination of all non-essential travel, temporary salary reductions for company executive officers, temporary reductions in cash retainers for board members, temporary suspension of the company match to retirement plans for U.S. and Canadian employees, accelerating the use of paid time off, and furloughing approximately seven percent of our U.S and Canadian employees in the second quarter of 2020. As we continue to harness the benefits of our technology investment and network transformation, we have eliminated certain positions during the third quarter of 2020, and therefore, a portion of employees did not return from furlough. We recognized $4.4 million in severance during the third quarter of 2020 as a result of these reductions.
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
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select third quarter 2020 year-over-year operating comparisons to third quarter 2019:
•Total revenues increased 9.6 percent to $4.2 billion, driven primarily by higher pricing in most service lines, most notably in ocean and airfreight services, and higher volumes across most of our service lines.
•Net revenues decreased 7.0 percent to $589.3 million, primarily driven by rising costs and lower margin in truckload services, partially offset by contributions from the acquisition of Prime Distribution and higher pricing in most of our service lines.
•Personnel expenses decreased 5.5 percent to $302.9 million, driven primarily by cost reductions. Average headcount decreased 5.6 percent, despite the Prime acquisition contributing approximately two percentage points of growth.

•Other selling, general, and administrative (“SG&A”) expenses increased 5.7 percent to $118.1 million due to the acquisition of Prime Distribution and the prior year period benefiting from a $5.8 million gain on the sale of a facility in Chicago, Illinois. These increases more than offset declines resulting from cost reductions including the elimination of all non-essential travel.
•Income from operations totaled $168.2 million, down 16.3 percent due to declining net revenues.
•Operating margin of 28.6 percent decreased 310 basis points.
•The effective tax rate in the quarter was 15.1 percent compared to 21.8 percent in the third quarter last year. The lower effective tax rate was due primarily to discrete benefits from foreign tax credit utilization and additional deductions from increased employee stock option activity in the third quarter of 2020.
•Diluted earnings per share (EPS) decreased 6.5 percent to $1.00.
•Cash flow from operations decreased 46.0 percent to $337.0 million during the nine months ended September 30, 2020.
CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% change	2020	2019	% change
Revenues:
Transportation	$3,944,981	$3,608,346	9.3%	$10,835,710	$10,751,890	0.8%
Sourcing	279,819	247,786	12.9%	821,944	764,292	7.5%
Total revenues	4,224,800	3,856,132	9.6%	11,657,654	11,516,182	1.2%
Costs and expenses:
Purchased transportation and related services	3,378,651	2,999,979	12.6%	9,141,354	8,826,233	3.6%
Purchased products sourced for resale	256,876	222,722	15.3%	744,621	682,502	9.1%
Personnel expenses	302,904	320,563	(5.5)%	933,607	999,547	(6.6)%
Other selling, general, and administrative expenses	118,130	111,783	5.7%	371,606	354,730	4.8%
Total costs and expenses	4,056,561	3,655,047	11.0%	11,191,188	10,863,012	3.0%
Income from operations	168,239	201,085	(16.3)%	466,466	653,170	(28.6)%
Interest and other expense	(7,465)	(13,180)	(43.4)%	(32,904)	(36,935)	(10.9)%
Income before provision for income taxes	160,774	187,905	(14.4)%	433,562	616,235	(29.6)%
Provision for income taxes	24,245	41,011	(40.9)%	74,948	138,373	(45.8)%
Net income	$136,529	$146,894	(7.1)%	$358,614	$477,862	(25.0)%

Diluted net income per share	$1.00	$1.07	(6.5)%	$2.63	$3.45	(23.8)%

Net revenue margin percentage
Transportation	14.4%	16.9%	(2.5) pts	15.6%	17.9%	(2.3) pts
Sourcing	8.2%	10.1%	(1.9) pts	9.4%	10.7%	(1.3) pts
Total net revenue margin	13.9%	16.4%	(2.5) pts	15.2%	17.4%	(2.2) pts

Average headcount	14,904	15,782	(5.6)%	15,177	15,582	(2.6)%

A reconciliation of our reportable segments to our consolidated results can be found in Note 9, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.

Consolidated Results of Operations—Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Total revenues and direct costs. Total transportation revenues increased, driven by increased pricing in the ocean, airfreight and truckload service lines in addition to increased volumes across most service lines. These increases were partially offset by decreased pricing in LTL services and a decrease in airfreight volumes. Total purchased transportation and related services increased, driven by higher average truckload linehaul costs per mile and higher costs of capacity in the ocean and airfreight service lines, in addition to higher volumes across most service lines, most notably in LTL services. Our sourcing total revenue and purchased products sourced for resale increased due to higher pricing and costs per case, partially offset by lower case volume. Lower case volume was driven by decreased demand in the food service industry which has been significantly impacted by the COVID-19 pandemic.
Net revenues. Our transportation net revenue decreased due to lower margins in truckload, and to a lesser extent LTL services, partially offset by an increase in airfreight and ocean margins driven by increased pricing. Truckload and LTL margins declined in the third quarter of 2020 as we continued to meet our customer commitments despite increases for the cost of capacity. Airfreight margins expanded driven by increased pricing caused by significant capacity shortages in the airfreight market due to a reduction in commercial flights resulting in an increase in charter flights and larger than normal shipment sizes. Sourcing net revenue declined due to a decrease in net revenue per case and lower case volumes.
Operating expenses. Personnel expenses decreased primarily due to short-term cost reductions, including the temporary suspension of retirement matching contributions for North American employees, furloughs and reduced work hours. Average headcount decreased 5.6 percent, despite acquisitions contributing approximately 2.0 percentage points of growth. SG&A expenses increased due to increased customer credit losses and the prior year period benefiting from a $5.8 million gain on the sale of a facility in Chicago, Illinois. These increases more than offset declines resulting from short-term cost reductions including the elimination of all non-essential travel.
Interest and other expense. Interest and other expense primarily consisted of interest expense of $11.9 million in the third quarter of 2020, partially offset by a $3.3 million favorable impact of foreign currency revaluation and realized foreign currency gains and losses. Interest expense decreased driven by a lower average debt balance in the third quarter of 2020 compared to the third quarter of 2019. The third quarter of 2019 included a $1.1 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses.
Provision for income taxes. Our effective income tax rate was 15.1 percent for the third quarter of 2020 compared to 21.8 percent for the third quarter of 2019. The effective income tax rate for the third quarter ended September 30, 2020, was lower than the statutory federal income tax rate primarily due to foreign tax impacts and the tax impact of share-based payment awards, which reduced the effective tax rate by 5.2 percentage points and 3.8 percentage points, respectively. The effective income tax rate for the third quarter of 2019 was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of share-based payment awards and the combined tax impact of Global Intangible Low-tax Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”).

Consolidated Results of Operations—Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Total revenues and direct costs. Total transportation revenues increased driven by higher pricing for airfreight and ocean services due to the impact of the COVID-19 pandemic on capacity. These increases were largely offset by the impact of the COVID-19 pandemic on the truckload market which has experienced lower pricing due to slowdowns of demand and production in many industry verticals. Despite industry freight volume declines, we achieved volume growth in both NAST truckload and LTL services which is reflective of our pricing strategies to ensure we are near the top of our customers' routing guides. Total purchased transportation and related services increased driven by the high cost for airfreight and ocean capacity in the marketplace due to the impact of the COVID-19 pandemic in addition to increased volume in truckload and LTL services. Our sourcing total revenue and purchased products sourced for resale increased due to higher pricing and costs per case which was partially offset by lower case volume most notably in the food service industry which has been significantly impacted by the COVID-19 pandemic.

Net revenues. Our transportation net revenue margin decreased driven by margin compression in truckload services due to the tight carrier capacity in the marketplace and the significant transportation cost volatility resulting from the impact of the COVID-19 pandemic relative to our contractual customer pricing. We have continued to meet our customer commitments despite moderating declines or, in some instances, increases for the cost of capacity, which has resulted in margin compression. Partially offsetting these declines was an increase in airfreight pricing resulting in margin expansion as we were able to leverage our contractual airfreight capacity despite significant shortages in the airfreight market. Sourcing net revenue margin declined as the costs of purchased products sourced for resale increased at a faster rate than our sourcing total revenues.
Operating expenses. Personnel expenses decreased primarily due to declines in variable compensation and short-term cost reductions, including furloughs and reduced work hours. Average headcount decreased 2.6 percent. SG&A expenses increased driven primarily by increases in occupancy expenses, including those attributable to acquisitions, and the reserve for credit losses, and an $11.5 million loss on the sale-leaseback of a company-owned data center, partially offset by the elimination of non-essential travel.
Interest and other expense. Interest and other expense primarily consisted of interest expense of $36.6 million partially offset by a $2.2 million favorable impact of foreign currency revaluation and realized foreign currency gains and losses in the nine months ended September 30, 2020. Interest expense decreased driven by a lower average debt balance and lower interest rates in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The nine months ended September 30, 2019 included a $3.3 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses in addition to approximately $5.6 million of miscellaneous other income.
Provision for income taxes. Our effective income tax rate was 17.3 percent for the nine months ended September 30, 2020 and 22.5 percent for the nine months ended September 30, 2019. The effective income tax rate for the nine months ended September 30, 2020 was lower than the statutory federal income tax rate primarily due to the tax impact of share-based payment awards, including the tax benefit from the delivery of a one-time deferred stock award that was granted to the company's prior Chief Executive Officer in 2000, which reduced the rate by 4.1 percentage points in addition to foreign tax impacts which reduced the rate by 3.1 percentage points. The effective income tax rate for the nine months ended September 30, 2019 was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of share-based payment awards and the combined tax impact of GILTI and FDII.

NAST Segment Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2020	2019	% change	2020	2019	% change
Total revenues	$2,923,842	$2,826,308	3.5%	$8,222,879	$8,495,145	(3.2)%
Purchased transportation and related services	2,555,899	2,392,548	6.8%	7,102,602	7,088,417	0.2%
Net revenues
Truckload	226,992	299,065	(24.1)%	722,843	1,011,008	(28.5)%
LTL	117,602	122,959	(4.4)%	335,360	359,403	(6.7)%
Intermodal	7,297	6,878	6.1%	22,197	18,875	17.6%
Other	16,052	4,858	230.4%	39,877	17,442	128.6%
Total net revenues	367,943	433,760	(15.2)%	1,120,277	1,406,728	(20.4)%
Personnel expenses	148,958	169,644	(12.2)%	474,999	543,323	(12.6)%
Other selling, general, and administrative expenses	96,459	87,916	9.7%	287,380	271,190	6.0%
Income from operations	$122,526	$176,200	(30.5)%	$357,898	$592,215	(39.6)%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% change	2020	2019	% change
Average headcount	6,702	7,448	(10.0)%	6,870	7,436	(7.6)%
Service line volume statistics
Truckload			0.5%			1.0%
LTL			13.5%			6.5%
Intermodal			2.5%			3.5%
Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
Total revenues and direct costs. NAST total revenues and direct costs increased due to increased truckload pricing and increased volumes in LTL and truckload services. These increases were partially offset by lower pricing in LTL services. The increased pricing in truckload was the result of demand and production recovering at a faster rate than carrier capacity returning to the market leading to sharp increases to the cost of purchased transportation. Despite industry freight volume declines, we achieved volume growth in both truckload and LTL services which is reflective of our pricing strategies to ensure we are near the top of our customers' routing guides.
Net revenues. NAST net revenues decreased driven primarily by margin compression in truckload services due to the tight carrier capacity in the market leading to sharp increases in the cost of purchased transportation relative to our contractual customer pricing as we continued to meet our customer commitments despite increasing purchased transportation costs.
Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, increased approximately 10.5 percent in the third quarter of 2020 compared to the third quarter of 2019. Previously, we had disclosed the change in average truckload linehaul rates compared to the total average truckload rate per mile, which included fuel surcharges. We believe comparing to average truckload linehaul rate per mile to be preferred because it completely eliminates any impact of fuel charges passed through to our customer. Our truckload transportation costs, excluding fuel surcharges, increased approximately 16.5 percent.
NAST LTL net revenues decreased primarily due to reduced margins, partially offset by increased volumes. The acquisition of Prime Distribution contributed 4.0 percentage points to LTL net revenue growth in the third quarter of 2020.
NAST intermodal net revenues increased driven by increased volumes and modest improvement in net revenue margins.
NAST other net revenues increased primarily due to incremental warehousing services related to the acquisition of Prime Distribution.
Operating expenses. NAST personnel expense decreased primarily due to short-term cost reductions, including furloughs and reduced work hours, in addition to declines in variable compensation and a decrease in average headcount. The acquisition of Prime Distribution contributed 4.5 percentage points of growth to NAST average headcount. NAST SG&A expenses increased primarily due to the acquisition of Prime, which contributed 9.5 percentage points in addition to an increase to the reserve for credit losses. The operating expenses of NAST and all other segments include allocated corporate expenses.
Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
Total revenues and direct costs. NAST revenues decreased due to lower pricing in truckload and, to a lesser extent, LTL services, which were partially offset by increases in truckload and LTL volumes. Despite industry freight volume declines, we achieved volume growth in both truckload and LTL services which is reflective of our pricing strategies to ensure we are near the top of our customers' routing guides. NAST cost of transportation and related services increased driven by increased transportation costs per mile in truckload services.
Net revenues. NAST net revenues decreased driven primarily by margin compression in truckload services due to the significant transportation cost pricing volatility experienced relative to our contractual customer pricing as we continued to meet our customer commitments despite moderating declines or, in some instances, increases for the cost of capacity. These decreases were partially offset by increased volumes in truckload and LTL. Our average truckload linehaul rate per mile charged to our customers decreased approximately 2.0 percent. Our truckload transportation costs, excluding fuel costs, increased approximately 3.5 percent.
NAST LTL net revenues decreased primarily due to reduced margins, partially offset by an increase in volumes. This decrease was partially offset by the acquisition of Prime Distribution which contributed 3.5 percentage points to LTL net revenue growth.
NAST intermodal net revenues increased primarily due to increased volume and improved net revenue margin.
NAST other net revenues increased primarily due to incremental warehousing services related to the acquisition of Prime Distribution.
Operating expenses. NAST personnel expense decreased primarily due to declines in performance-based and variable compensation, a decrease in average headcount, and short-term cost reductions, including furloughs and reduced work hours. The acquisition of Prime contributed 3.0 percentage points of growth to NAST average headcount. NAST SG&A expenses increased primarily due to our acquisition of Prime Distribution, which contributed 7.0 percentage points, partially offset by the elimination of non-essential travel and decreased claims.

Global Forwarding Segment Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2020	2019	% change	2020	2019	% change
Total revenues	$831,957	$597,695	39.2%	$2,070,161	$1,727,745	19.8%
Purchased transportation and related services	674,300	461,880	46.0%	1,621,230	1,322,758	22.6%
Net revenues
Ocean	88,878	77,777	14.3%	237,422	234,623	1.2%
Air	33,836	26,195	29.2%	112,254	77,543	44.8%
Customs	22,463	23,719	(5.3)%	63,115	68,892	(8.4)%
Other	12,480	8,124	53.6%	36,140	23,929	51.0%
Total net revenues	157,657	135,815	16.1%	448,931	404,987	10.9%
Personnel expenses	71,095	69,085	2.9%	205,310	209,674	(2.1)%
Other selling, general, and administrative expenses	40,263	42,054	(4.3)%	126,588	129,816	(2.5)%
Income from operations	$46,299	$24,676	87.6%	$117,033	$65,497	78.7%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% change	2020	2019	% change
Average headcount	4,607	4,790	(3.8)%	4,716	4,748	(0.7)%
Service line volume statistics
Ocean			1.5%			(3.5)%
Air			(19.0)%			(21.5)%
Customs			(2.5)%			(7.5)%
Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
Total revenues and direct costs. The results of Global Forwarding were impacted by the COVID-19 pandemic during the three months ended September 30, 2020 as discussed in the market and business trends sections above. Global Forwarding total revenues and direct costs increased driven by significantly higher pricing and volumes in ocean services. As many industries resumed production in the third quarter of 2020 demand grew at a faster rate than ocean carrier capacity which resulted in significantly higher pricing for ocean services. In addition, airfreight pricing continued to be significantly impacted by reduced cargo capacity due to fewer commercial flights, an increase in charter flights, and larger than normal shipment sizes which has created an environment with unusually high pricing. These increases were partially offset by volume declines in airfreight.
Net revenues. Ocean transportation net revenues increased driven by higher pricing and an increase in volumes. Air transportation net revenues increased due to higher pricing which more than offset a decline in volumes. Customs net revenues decreased driven primarily by lower volumes.
Operating expenses. Personnel expenses increased slightly driven by an increase in variable compensation due to the strong net revenue growth in the third quarter of 2020. This increase was partially offset by short-term cost reductions and a decrease in average headcount. SG&A expenses decreased driven by the elimination of non-essential travel.
Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
Total revenues and direct costs. Total revenues and direct costs increased driven by the significant increase in airfreight and ocean pricing due to the impact of the COVID-19 pandemic. The airfreight market has been significantly impacted by reduced cargo capacity due to fewer commercial flights, an increase in charter flights, and larger than normal shipment sizes which has created an environment with unusually high pricing. The price for ocean services has also increased significantly due to tight ocean carrier capacity. These increases were partially offset by volume declines in all service lines, most notably airfreight.
Net revenues. Ocean transportation net revenues increased slightly driven by increased pricing which was mostly offset by a decline in volumes. The acquisition of Space Cargo contributed approximately 2.0 percentage points of ocean net revenue growth for the nine months ended September 30, 2020. Air transportation net revenues increased significantly due to higher pricing, which more than offset a decline in volumes as we were able to leverage our contractual airfreight capacity despite significant shortages in the airfreight market. The acquisition of Space Cargo contributed approximately 3.0 percentage points of net revenue growth in airfreight. Customs net revenues decreased driven by decreased volumes.
Operating expenses. Personnel expenses decreased driven by short-term cost reductions, including furloughs and reduced work hours, and a slight decrease in average headcount in addition to declines in healthcare costs. SG&A expenses decreased driven by the elimination of non-essential travel.
All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2019	2018	% change	2020	2019	% change
Total revenues	$469,001	$432,129	8.5%	$1,364,614	$1,293,292	5.5%
Net revenues
Robinson Fresh	24,449	26,382	(7.3)%	82,109	86,276	(4.8)%
Managed Services	24,060	21,574	11.5%	70,090	61,985	13.1%
Other Surface Transportation	15,164	15,900	(4.6)%	50,272	47,471	5.9%
Total net revenues	$63,673	$63,856	(0.3)%	$202,471	$195,732	3.4%

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
Total revenues increased driven by increased pricing in our Robinson Fresh business which was partially offset by decreased demand from customers in the food service industry resulting from the COVID-19 pandemic.
Robinson Fresh net revenues declined due to a decrease in net revenue per case and lower case volumes. Managed Services net revenues increased driven by a combination of new customer wins and selling additional services to existing customers. Other Surface Transportation net revenues decreased driven by decreased margin in truckload services in Europe.
Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
Total revenues increased due to increased pricing in our Robinson Fresh business related to elevated demand at large grocers and retailers especially near the end of the first quarter of 2020. This increase was partially offset by decreased demand from customers in the food service industry resulting from the COVID-19 pandemic. In addition, total revenues increased in Other Surface Transportation driven by the impact of the Dema Service acquisition.
Robinson Fresh net revenues decreased driven by reduced case volumes partially offset by increased net revenue per case. Managed Services net revenues increased driven by a combination of new customer wins and selling additional services to existing customers. Other Surface Transportation net revenues increased driven by the acquisition of Dema Service, which contributed 4.5 percentage points of growth.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the company's 2019 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of September 30, 2020, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the company’s 2019 Annual Report on Form 10-K for a complete discussion on the company’s market risk. As of September 30, 2020 there were no material changes in market risk from those disclosed in the company’s 2019 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (dollars in thousands):

Description	Carrying Value as of September 30, 2020	Borrowing Capacity	Maturity
Revolving credit facility	$—	$1,000,000	October 2023
Senior Notes, Series A	175,000	175,000	August 2023
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables securitization facility (1)	59,979	250,000	December 2020
Senior Notes (1)	593,087	600,000	April 2028
Total debt	$1,153,066	$2,350,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.

We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases, although we temporarily suspended share repurchase activity as described below.
Cash and cash equivalents totaled $252.6 million as of September 30, 2020 and $447.9 million as of December 31, 2019. Cash and cash equivalents held outside the United States totaled $242.0 million as of September 30, 2020 and $405.1 million as of December 31, 2019. Working capital increased slightly from $1.08 billion at December 31, 2019, to $1.09 billion at September 30, 2020.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019	% change
Sources (uses) of cash:
Cash provided by operating activities	$337,049	$623,858	(46.0)%

Capital expenditures	(40,261)	(50,943)
Acquisitions, net of cash acquired	(223,230)	(59,188)
Other investing activities	5,525	16,625
Cash used for investing activities	(257,966)	(93,506)	175.9%

Repurchase of common stock	(68,563)	(241,303)
Cash dividends	(207,428)	(207,865)
Net payments on debt	(83,000)	(94,000)
Other financing activities	84,007	26,090
Cash used for financing activities	(274,984)	(517,078)	(46.8)%
Effect of exchange rates on cash and cash equivalents	612	(7,465)
Net change in cash and cash equivalents	$(195,289)	$5,809

Cash flow from operating activities. Cash flow from operating activities decreased significantly during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to unfavorable changes in working capital. The unfavorable changes in working capital were primarily related to a sequential increase in accounts receivable associated with increasing pricing in a number of service lines during the third quarter of 2020. Given the COVID-19 pandemic, we are closely monitoring credit and collections activities to minimize risk as well as working with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.
Cash used for investing activities. We used $222.7 million for the acquisition of Prime Distribution during the nine months ended September 30, 2020. We used $45.0 million for the acquisition of Space Cargo and $14.2 million for the acquisition of Dema Service during the nine months ended September 30, 2019. Capital expenditures consisted primarily of investments in information technology, which are intended to increase employee productivity, automate interactions with our customers and contracted carriers, and improve our internal workflows to help expand our operating margins and grow the business. During the nine months ended September 30, 2019, we sold a facility we owned in Chicago, Illinois for approximately $17.0 million.
Cash used for financing activities. Net repayments on debt in the nine months ended September 30, 2020 and 2019 were to reduce the outstanding balance of the Receivables Securitization Facility. The slight decrease in cash dividends was due to a decrease in shares outstanding during the nine months ended September 30, 2020 and timing of dividends processed related to employee benefit plans, mostly offset by a $0.01 per share dividend increase in 2020 compared to 2019. The decrease in cash used for share repurchases was due to a decrease in the number of shares repurchased during the nine months ended September 30, 2020 as we temporarily suspended our share repurchase activity near the end of the first quarter of 2020 as we continue to assess the impacts of COVID-19. In addition, the average price paid per share decreased compared to the same period of 2019. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions. Over the long term, we remain committed to our quarterly dividend and share repurchases to enhance shareholder value, and we expect to resume our opportunistic share repurchase program in the fourth quarter of this year. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We may seek to retire or purchase our outstanding Senior Notes through open market cash purchases, privately negotiated transactions or otherwise.
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

As of September 30, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal controls over financial reporting.
There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the company during the quarter ended September 30, 2020 of shares of the company's common stock.

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
July 2020	7,059	$80.88	—	9,022,073
August 2020	3,447	95.74	—	9,022,073
September 2020	6,770	98.55	—	9,022,073
Third Quarter 2020	17,276	$90.77	—	9,022,073
(1) The total number of shares purchased consists of 17,276 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(2) In May 2018, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of September 30, 2020, there were 9,022,073 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3. DEFAULTS ON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended September 30, 2020 formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the company for the period ended September 30, 2020 formatted in Inline XBRL (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2020.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Robert C. Biesterfeld, Jr.
Robert C. Biesterfeld, Jr.
Chief Executive Officer

By:	/s/ Michael P. Zechmeister
Michael P. Zechmeister
Chief Financial Officer