Form 10-K
period 2020-12-31
C. H. ROBINSON WORLDWIDE, INC.
filed 2021-02-19
CIK 1043277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Table of Content
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2020, was approximately $10,644,657,729 (based upon the closing price of $79.06 per common share on that date as quoted on The Nasdaq Global Select Market).
As of February 17, 2021, the number of shares outstanding of the registrant’s common stock, par value $0.10 per share, was 133,815,455.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 6, 2021 (the “Proxy Statement”), are incorporated by reference in Part III.

Table of Content
C.H. ROBINSON WORLDWIDE, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2020

Table of Content
PART I
ITEM 1. BUSINESS
Overview
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest global logistics companies in the world with consolidated total revenues of $16.2 billion in 2020. Our mission is to improve the world's supply chains through our people, processes, and technology by delivering exceptional value to our customers and suppliers. We provide freight transportation services and logistics solutions to companies of all sizes in a wide variety of industries. During 2020, we handled approximately 19 million shipments and worked with approximately 105,000 customers. We operate through a network of offices in North America, Europe, Asia, Oceania, and South America. We offer a global suite of services using tailored, market-leading technology built by and for supply chain experts. Our global network of supply chain experts work with our customers to drive better supply chain outcomes by leveraging our experience, data, technology, and scale.
As a global logistics platform, we enter into contractual relationships with a wide variety of transportation companies and utilize those relationships to efficiently and cost-effectively arrange the transport of our customers’ freight. We utilized approximately 73,000 contracted transportation companies around the world, including contracted motor carriers, railroads (primarily intermodal service providers), and ocean and air carriers in 2020. Depending on the needs of our customers and their supply chain requirements, we select and hire the appropriate mode of transportation for each shipment. Our model enables us to be flexible and provide solutions that optimize service for our customers. As an integral part of our transportation services, we may also provide a wide range of value-added logistics services, such as freight consolidation, customs brokerage, supply chain consulting and analysis, optimization, and reporting. Most of our global network operates on a single global technology platform called Navisphere® (“Navisphere”) that is used to match customer needs with supplier capabilities, to collaborate with other offices, and to utilize centralized support resources to complete all facets of the transaction.
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
Segment information. We have two reportable segments: North American Surface Transportation (“NAST”) and Global Forwarding with our remaining operating segments reported as All Other and Corporate. The All Other and Corporate segment includes Robinson Fresh, Managed Services, Other Surface Transportation outside of North America, and other miscellaneous revenues and unallocated corporate expenses. See additional disclosure in Note 9, Segment Reporting, to our consolidated financial statements.
NAST provides transportation and logistics services across North America through a network of offices in the United States, Canada, and Mexico. The primary services provided by NAST are truckload and less than truckload (“LTL”) transportation services.
Global Forwarding provides transportation and logistics services through an international network of offices in North America, Europe, Asia, Oceania, and South America; and also contracts with independent agents worldwide. The primary services provided by Global Forwarding include ocean freight services, air freight services, and customs brokerage.
Robinson Fresh provides sourcing services that primarily include the buying, selling, and marketing of fresh fruits, vegetables, and other value-added perishable items. Robinson Fresh sources products from around the world.
Managed Services is primarily comprised of our TMC division, which offers Managed TMS®. Managed TMS combines the use of Navisphere, logistics process expertise, and consulting services in relation to the use of motor carriers chosen by our customers. Customers can access Navisphere, logistics experts, and supply chain engineers to manage their day-to-day operations and optimize supply chain performance.

Table of Content
Other Surface Transportation revenues are primarily earned by our Europe Surface Transportation operating segment. Europe Surface Transportation provides transportation and logistics services including truckload and groupage services across Europe.
Sales
Transportation and Logistics Services
C.H. Robinson provides freight transportation and related logistics and supply chain services. Our services range from commitments on a specific shipment to much more comprehensive and integrated relationships. We execute these service commitments by investing in and retaining talented employees, developing innovative proprietary systems and processes, and utilizing a network of contracted transportation providers, including, but not limited to, contracted motor carriers, railroads, and ocean and air carriers. We make a profit driven by the value we provide our customers and the resulting difference between what we charge to our customers for the totality of services provided to them and what we pay to the transportation providers to handle or transport the freight.
We provide the following transportation and logistics services:
•Truckload: Through our contracts with motor carriers, we have access to dry vans, temperature controlled vans, flatbeds, and bulk capacity. We connect our customers with contracted motor carriers that specialize in their transportation lanes and product types, and we help contracted motor carriers optimize the usage of their equipment.
•LTL: LTL transportation involves the shipment of single or multiple pallets of freight. We primarily focus on shipments of a single pallet or larger, although we handle any size shipment. Through our contracts with motor carriers and use of Navisphere, we consolidate freight and freight information to provide our customers with a single source of information on their freight. In many instances, we consolidate partial shipments for several customers into full truckloads.
•Ocean: As a licensed Non-Vessel Ocean Common Carrier (“NVOCC”) and freight forwarder, we consolidate shipments, determine routing, select ocean carriers, contract for ocean shipments, and/or provide for local pickup and delivery of shipments.
•Air: As a certified Indirect Air Carrier (“IAC”) and freight forwarder, we organize air shipments and provide door-to-door service.
•Customs: Our customs brokers are licensed and regulated by U.S. Customs and Border Protection and other authoritative governmental agencies to assist importers and exporters in meeting regulatory and operational requirements governing imports and exports.
•Other Logistics Services: We provide intermodal transportation service, which is the shipment of freight in trailers or containers by a combination of truck and rail. In addition, we provide fee-based Managed Services, warehousing services, small parcel, and other services.
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

Table of Content
As a result of our logistics capabilities, our technology, and global suite of services, some of our customers have us handle all, or a substantial portion, of their freight transportation requirements. Our employees price our services to provide a profit to us for the totality of services performed for the customer. Our services to the customer may be priced on a spot market, or transactional basis, or prearranged contractual rates. Most of our contractual rate commitments are for one year or less and allow for renegotiation. As is typical in the transportation industry, most of these contracts do not include specific volume commitments. When we enter into prearranged rate agreements for truckload services with our customers, we usually have fuel surcharge agreements that allow for fuel to primarily act as a pass-through cost, in addition to the underlying line-haul portion of the rate.
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
Transportation services accounted for approximately 96 percent of adjusted gross profit in 2020, 2019, and 2018. Adjusted gross profit is a non-GAAP financial measure calculated as total revenues less the total of purchased transportation and related services and the cost of purchased products sourced for resale. For additional information, see Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The table below shows our adjusted gross profit by transportation mode, for the years ended December 31 (in thousands):

	2020	2019	2018	2017	2016
Truckload	$1,071,873	$1,348,878	$1,445,916	$1,229,999	$1,257,191
LTL	457,290	477,348	471,275	407,012	381,817
Ocean	350,094	308,367	312,952	290,630	244,276
Air	151,443	106,777	120,540	100,761	82,167
Customs	87,095	91,828	88,515	70,952	50,509
Other Logistics Services	195,159	149,664	154,546	146,262	138,851
Total	$2,312,954	$2,482,862	$2,593,744	$2,245,616	$2,154,811

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
Our sourcing services include inventory forecasting and replenishment, brand management, and category development services. We have various national and regional branded produce programs, including both proprietary brands and nationally licensed

Table of Content
brands. These programs contain a wide variety of high quality, fresh bulk, and value added fruits and vegetables. These brands have expanded our market presence and relationships with many of our retail customers. We have also instituted quality assurance and monitoring programs as part of our branded and preferred grower programs. Sourcing accounted for approximately four percent of our adjusted gross profit in 2020, 2019, and 2018.
Customer Relationships
We work to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing them with a full range of logistics services and people they can rely on. During 2020, we served approximately 105,000 customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries. During 2020, our largest customer accounted for approximately one percent of total revenues. In recent years, we have grown by adding new customers and by increasing our volumes with, and providing more services to, our existing customers.
We seek additional business from existing customers and pursue new customers based on our knowledge of the marketplace, our unique information advantage, and the range of logistics services that we can provide. We believe that our account management disciplines, expertise, and technology built by and for supply chain experts, enable our employees to better serve our customers by combining a broad knowledge of logistics and market conditions with a deep, data-driven, understanding of the specific supply chain issues facing individual customers and certain vertical industries. With the guidance of our executive and shared services teams, offices are given significant latitude to pursue opportunities and to commit our resources to serve our customers.
Markets and Resources
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
We often compete with respect to price, scope of services, or a combination thereof, but believe that our most significant competitive advantages are:
•People: Our knowledgeable, dedicated, and empowered people act as an extension of our customers’ teams – logistics experts they can rely on, to innovate and execute their supply chain strategies;
•Technology: Navisphere, our proprietary technology, provides flexibility, global visibility, customized solutions, easy integration, broad connectivity, and advanced security;
•Process: Proven processes and solutions combine strategy with practical experience for customized action plans that succeed in the real world;
•Network: Our combination of global capability, regional and local expertise, and scale gives our customers a strategic advantage in supply chain execution;
•Relationships: A large number of unique, strong relationships provide global connections and valuable market knowledge;
•Global Suite of Services: A wide selection of services and products help provide our customers with consistent capacity and service levels;
•Scale: Our customers leverage our industry-leading capacity, broad procurement options, global data insights, and substantial shipment volumes for better efficiency, service, and marketplace advantages;
•Information: Our global suite of services, unparalleled quantity of relationships, and scale combine to provide us with an industry leading data estate. We have one of the largest datasets of shipments, routings, and carriers in the world. We use our industry leading data and data analysts to drive smarter solutions for our customers; and

Table of Content
•Stability: Our customers and our contract carriers rely on us to support critical elements of their business. Our financial strength, discipline, and consistent track record of success are a key foundation of our ability to sustainably meet their needs.
Proprietary Information Technology and Intellectual Property
Our technology and software platform is essential to service our customers and contracted carriers, and to manage our business. In 2020, we executed approximately 19 million shipments for approximately 105,000 customers with more than 73,000 contracted carriers.
Navisphere and our other operational systems help our employees service customer orders, select the optimal mode of transportation, build and consolidate shipments, identify appropriate carriers, and manage exceptions, all based on customer-specific service parameters. Our industry-leading data estate provides our organization with the necessary business intelligence to allow for the necessary decision support in all areas of our business.
We have committed to investing $1 billion in technology innovation over a five-year period to bring the value of technology, data, and analytics to our customers, help solve their most complex logistics challenges and drive the industry forward. With more than 1,000 data scientists, engineers and developers, we are continuing to invest in global talent in this critical area, building the next generation of tools and processes that will change how supply chains function.
C.H. Robinson® Labs™ is part of this commitment. It is an innovation incubator where the next big ideas in logistics and supply chain are created, tested, and scaled to drive smarter solutions for our customers and contracted carriers. The Robinson Labs team collaborates with customers to create personalized solutions for shippers’ challenges with the industry’s premier technology that is built by and for supply chain experts.
Our operations primarily use Navisphere, a global, multimodal transportation management system that allows customers to communicate worldwide with parties in their supply chain across languages, currencies, and continents. Navisphere offers sophisticated business analytics to help improve supply chain performance and meet increasing customer demands.
The Navisphere Vision® product allows our customers to see their freight across all modes and services globally in a single view. Details of shipment contents, status of shipments based on milestones, disruptions to shipments, and resulting estimated time of arrival adjustment using artificial intelligence are provided for the customer to manage their supply chain exceptions. Collaboration, intelligent notifications, and performance scorecarding allow customers to manage their supply chain and identify inefficiencies.
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
The Navisphere Driver mobile application provides contracted motor carriers’ drivers with load status automation capabilities. Drivers can elect to allow the application to automate location services and updates while in transit. Drivers can also capture and upload bill of lading documentation to initiate payment processes. The track and trace capabilities give our systems and customers frequent load status information.
Freightquote by C.H. Robinson is a web-based, mobile-responsive offering designed to streamline the shipping process for small business customers allowing the booking of freight without any shipping knowledge or expertise. Freightquote's small business customers can go online with their phone, tablet, or computer to book their LTL or truckload freight, track shipments, get proactive notifications, and pay for transportation services with a credit card.
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

Table of Content
In 2020, we worked with approximately 73,000 transportation providers worldwide, of which the vast majority are contracted motor carriers. To strengthen and maintain our relationships with contracted motor carriers, our employees regularly communicate with them and try to assist them by increasing their equipment utilization, reducing their empty miles, and repositioning their equipment. To make it easier for contracted motor carriers to work with us, we have a policy of contracted motor carrier invoice payment upon receipt of proof of delivery in accordance with our standard payment terms. For those contracted motor carriers that would like a faster payment, we also offer expedited payment upon receipt of proof of delivery in exchange for a discount, along with offering in-trip cash advances.
Contracted motor carriers provide access to dry vans, temperature controlled vans, flatbeds, and bulk capacity. These contracted motor carriers are of all sizes, including owner-operators of a single truck, small and mid-size fleets, private fleets, and the largest national trucking companies. Consequently, we are not dependent on any one contracted motor carrier. Our largest truck transportation provider was less than two percent of our total cost of transportation in 2020. Contracted motor carriers that had fewer than 100 tractors transported approximately 78 percent of our truckload shipments in 2020. Every United States and Canadian motor carrier which we do business with is required to execute a contract that establishes that the motor carrier is acting as an independent contractor. At the time the contract is executed, and thereafter, through subscriptions with a third party service, we confirm that each United States contracted motor carrier is properly licensed and insured, has the necessary federally-issued authority to provide transportation services, and can provide the necessary level of service on a dependable basis. Our motor carrier contracts require that the contracted motor carrier issue invoices only to and accept payment solely from us for the shipments that they transport under their contract with us and allow us to withhold payment to satisfy previous claims or shortages. Our standard contracts do not include volume commitments, and typically the initial contract rate is modified each time we confirm an individual shipment with a contracted motor carrier.
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

Table of Content
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
Human Capital
As of December 31, 2020, we had a total of 14,888 employees, 12,977 of whom are network employees, as presented below. Our remaining employees centrally serve our network of offices in areas such as finance, information technology and software engineering, data science and analysis, legal, marketing, and human resources. The following table illustrates our employees by global region:

	North America	Europe	Asia	Oceania	South America	Total
Network employees	9,049	1,600	1,786	332	210	12,977
Shared services employees	1,596	82	168	32	33	1,911
Total Employees	10,645	1,682	1,954	364	243	14,888
Contractors	610	20	210	36	24	900

Talent Strategies
Our talented, empowered, and engaged employees continue to be one of our primary competitive advantages. They are logistics experts and problem solvers, and act as an extension of our customers' teams. Our customers and contract carriers consistently cite our people and the strong, value added relationships with our account teams as a primary reason they choose to work with us. Our innovative talent strategies support the development and empowerment of our people, enabling the success of our customers and contract carriers and helping drive our growth strategy.
Working with their regional or divisional leaders, each team makes hiring decisions, based on balancing business needs with personnel investment and meeting targeted productivity and profitability goals. Our continued success depends in large part on our ability to hire strong, diverse talent and retain and develop successful employees. Our employee turnover ratio, which is calculated as the number of employees who departed the Company in the twelve months ended December 31, 2020, divided by the average number of employees in the twelve months ended December 31, 2020, was 18 percent. On average, our managers lead a team of six direct reports. Because the quality of our employees is essential to our success, we are highly selective in our recruiting and hiring. To support our hiring processes, we have a corporate talent acquisition team that develops a robust, diverse pipeline of qualified candidates that managers can draw from.
Our employees go through onboarding that emphasizes development of the skills necessary to become productive employees, including technology training on our proprietary systems and our customer service philosophy. Centralized training is followed by ongoing, on-the-job training and regular performance and career development reviews. Ongoing employee development is an important component of our talent strategy; therefore, our employees and managers have performance conversations on a regular basis, at least twice per year. In 2020, approximately 97 percent of our workforce received regular performance and career development reviews. In addition, on an annual basis we conduct an employee engagement survey to assess employee engagement, which is measured by willingness to recommend a company, intent to stay, pride, and the experience of intrinsic motivation on the job. The 2020 survey indicated a positive engagement score of 81 percent, which was consistent with benchmark companies.

Table of Content
Our market-competitive compensation programs help drive performance and reward success. They include performance-based metrics and cash incentives directly tied to productivity, the achievement of specific performance goals, and the financial performance of the team or the organization overall. A significant portion of management compensation is dependent on the growth and profitability of their team. Senior managers are paid a performance-based bonus, which is measured based on balanced growth in top and bottom line performance of the team they represent for that calendar year. The percentage they can potentially earn is predetermined in an annual bonus contract and is based on their role and the overall success of the team.
A majority of our managers and certain other employees who have significant responsibilities are eligible to receive equity awards because we believe these awards are an effective tool for creating long-term ownership and alignment between employees and our shareholders. Refer to Note 6, Capital Stock and Stock Award Plans, for further discussion related to equity award plan design.
Employees benefit both through the growth and profitability of their team and by achieving individual goals. They are motivated by the opportunity to advance in a variety of career paths, including management, corporate sales, and customer and carrier account management.
Network Employees
We have defined job families and roles to enable our employees to specialize in particular areas of the business and build their expertise. We believe this enables them to perform at a higher level and create more value for our customers and contract carriers. Some of our employees choose to stay in that area of specialization, while others progress across multiple areas of the business to build a broader base of experience. We believe our strategy of having multiple career path opportunities enables our employees to develop to their highest potential and choose a career plan that fits their goals and aspirations. We also believe this drives higher engagement and retention.
Depending on their role, our employees are responsible for developing new business, negotiating and pricing services, receiving and processing service requests from customers, and negotiating with carriers to provide the transportation requested. In addition to routine transportation, employees are often called upon to handle customers’ unusual, seasonal, and emergency needs. We have developed industry leading technology and complex proprietary pricing algorithms based on our information advantage that guide our employees regarding establishing competitive pricing with our customers and contracted motor carriers based on the unique characteristics of each customer's shipment. Employees typically rely on expertise in other offices when contracting and executing truckload, LTL, ocean, and air shipments. Multiple network offices often also work together to service larger, global accounts where the expertise and resources of more than one office are required to meet the customer’s needs. Their efforts are usually coordinated by one lead office on the account.
Employees are generally specialized into roles on new customer sales opportunities, account managing existing customer relationships, managing contracted carrier/supplier relationships for procuring capacity, or ongoing service and operations of shipments. Customer sales opportunities are identified through our internal database, referrals from current customers, leads generated by people through knowledge of their local and regional markets, company marketing efforts, and access to transportation industry shipment databases. Employees who are responsible for recruiting new motor carriers refer them to our centralized carrier services group to confirm they are properly licensed and insured, have acceptable Federal Motor Carrier Safety Administration issued safety ratings, and will enter into a contract for transportation services with C.H. Robinson.
Shared Services. Our network offices are supported by our shared and centralized services. Approximately 13 percent of our employees provide shared services in centralized centers. Approximately 55 percent of these shared services employees are technology personnel who enhance and maintain our proprietary operating system software and our technology infrastructure.
Environmental, Social, and Governance (“ESG”)

We integrate ESG into our business, driven by our “EDGE” values of evolving constantly, delivering excellence, growing together, and embracing integrity, to help to ensure we deliver value to our customers, employees, suppliers, shareholders, and communities. We have conducted an assessment to identify our priority ESG topics. The results of this assessment and more information is available in our sustainability report. We incorporate these principles and priorities into our business in a number of ways, including:

•Environmental Stewardship: By leveraging our scope, size, and scale, we work with customers to help optimize their supply chain, eliminate empty miles on the road, and reduce their carbon footprint. C.H. Robinson has been an active member of SmartWay®, a transportation program of the U.S. Environmental Protection Agency since 2005. In 2019, we announced a goal to reduce our Scope 1 and 2 carbon intensity 40 percent by 2025. We report according to the Task Force on Climate-related Financial Disclosures via the Carbon Disclosure Project Climate Change survey. Additionally, we provide products and services to help our customers meet their ESG goals.

Table of Content

•Diversity and Inclusion (“D&I”): We work to create a culture of belonging, core to our values, that embraces the unique experiences and diverse backgrounds of our people in order to create a stronger, more innovative, and successful team. This commitment is demonstrated by integrating D&I initiatives into our talent strategies and across our business. Last year, we launched inclusivity training for all employees, created Employee Resource Groups, enhanced our talent acquisition processes, and further integrated D&I into leadership development and succession strategy. We evaluate our success in attracting and retaining a high-performing diverse workforce as the percentage of women and minorities to our total workforce in addition to the percentage of women and minorities in a management position to our total management population. These metrics are summarized below as of December 31, 2020:

Women in workforce(1)	47%
Management positions held by women(1)	38%
BIPOC in workforce(2)	25%
Management positions held by BIPOC(2)	17%
________________________________
(1) Metric is derived from our worldwide population of employees.
(2) Black, Indigenous, and People of Color ("BIPOC"). Metric is derived from our U.S. population of employees.

•Community Engagement: Involvement in our communities and supporting non-profit organizations is a core element of our culture and source of pride and engagement by our employees. Through our company and the C.H. Robinson Foundation, we contributed over $3 million to more than 800 charities operating around the globe in 2020. We proudly support our people, our industry, and our communities through employee match programs, grantmaking, disaster relief efforts, an employee hardship fund, and scholarship programs. In 2020, we focused additional giving on supporting COVID-19 relief efforts. We also support organizations focusing on social and racial equity.

Information about our Executive Officers
The Board of Directors designates the executive officers annually. Below are the names, ages, and positions of the executive officers as of February 19, 2021:

Name	Age	Position
Robert C. Biesterfeld, Jr.	45	President and Chief Executive Officer
Ben G. Campbell	55	Chief Legal Officer and Secretary
Michael Castagnetto	44	President of Robinson Fresh
Jeroen Eijsink	48	President of C.H. Robinson Europe
Angela K. Freeman	53	Chief Human Resources and ESG Officer
Jordan T. Kass	48	President of Managed Services
Michael W. Neill	50	Chief Technology Officer
Christopher J. O’Brien	52	Chief Commercial Officer
Mac Pinkerton	47	President of NAST
Michael J. Short	50	President of Global Freight Forwarding
Michael P. Zechmeister	54	Chief Financial Officer

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

Table of Content
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
Michael Castagnetto was named President of Robinson Fresh in January 2020. Prior executive positions with the company include Vice President, General Manager, and Director of Sourcing from 2013 to 2019. Prior to his executive roles, Michael held various customer facing roles within the company. He began his career with C.H. Robinson through the acquisition of FoodSource, Inc., in 2005. He is a board member of the United Fresh Produce Association and the Pinky Swear Foundation. He holds a Bachelor of Arts from Saint Mary’s College of California.
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
Angela K. Freeman was named Chief Human Resources Officer in January 2015, and in October 2019 also became ESG Officer. Prior to her current role, she served as Vice President of Human Resources from August 2012 to December 2014. Previous positions with C.H. Robinson include Vice President of Investor Relations and Public Affairs from January 2009 to August 2012, and Director of Investor Relations, and Director of Marketing Communications. She also serves as the president of the C.H. Robinson Worldwide Foundation. In addition to her responsibilities at C.H. Robinson, Angie currently serves on the Board of Directors of The Shyft Group, Inc. (Nasdaq: SHYF) and on the Board of the University of North Dakota Alumni Association & Foundation. Prior to joining C.H. Robinson in 1998, Angie was with McDermott/O’Neill & Associates, a Boston-based public affairs firm. Angie holds a Bachelor of Arts degree and a Bachelor of Science degree from the University of North Dakota, and a Master of Science degree from the London School of Economics.
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
Mac Pinkerton was named President of NAST in January 2019. Prior executive positions with the company include Vice President, Service Lines from July 2017 to December 2018 and Vice President, Transportation from October 2010 to June 2017. Prior to his executive roles, Mac was General Manager in the Mobile, Alabama, and Dallas, Texas, offices. Mac began his career with C.H. Robinson in 1997 as a transportation representative. He holds a Bachelor of Science degree from Mississippi State University.
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
Michael P. Zechmeister was named Chief Financial Officer in August 2019. Before coming to C.H. Robinson, Mike served as Chief Financial Officer of United Natural Foods, Inc., a food wholesaler, from 2015 to August 2019. Prior to joining United

Table of Content
Natural Foods, Inc., Mike spent 25 years at General Mills, Inc., holding a variety of leadership roles, including Vice President of Finance for the Pillsbury Division, Vice President of Finance for U.S. Retail Sales, and Treasurer. Mike holds a Bachelor of Science in Business degree from the Carlson School of Management at the University of Minnesota and earned a MBA in Finance, Marketing, and Strategy from the Kellogg School of Management at Northwestern University.
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
Except for the historical information contained in this Form 10-K, the matters set forth in this document may be deemed to be forward-looking statements that represent our expectations, beliefs, intentions, or strategies concerning future events. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience or our present expectations, including, but not limited to, such factors such as changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; fuel price increases or decreases, or fuel shortages; competition and growth rates within the global logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; cyber-security related risks; risks associated with operations outside of the United States; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks related to the elimination of LIBOR; risks associated with the potential impact of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; the impact of war on the economy; changes to our capital structure; changes due to catastrophic events including pandemics such as COVID-19, and other risks and uncertainties, including those described in Item 1A, Risk Factors. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update these statements in light of subsequent events or developments.

Table of Content

ITEM 1A. RISK FACTORS
The following are material factors that could affect our financial performance and could cause actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this 10-K. We may also refer to this disclosure to identify factors that may cause actual results to differ from those expressed in other forward-looking statements, including those made in oral presentations such as telephone conferences and webcasts open to the public.
Business environment and competition risk factors
Economic recessions could have a significant, adverse impact on our business. The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest rate fluctuations, currency fluctuations, and other economic factors beyond our control. Deterioration in the economic environment subjects our business to various risks, which may have a material and adverse impact on our operating results and cause us to not reach our long-term growth goals:
•Decrease in volumes: A reduction in overall freight volumes in the marketplace reduces our opportunities for growth. A significant portion of our freight are transactional or spot market opportunities. The transactional market may be more impacted than the contractual freight market by overall economic conditions. In addition, if a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, particularly among certain national retailers or in the food, beverage, retail, manufacturing, paper, ecommerce, or printing industries, our operating results could be adversely affected.
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
Higher carrier prices may result in decreased adjusted gross profit margin. Carriers can be expected to charge higher prices if market conditions warrant, or to cover higher operating expenses. Our adjusted gross profit and income from operations may decrease if we are unable to increase our pricing to our customers. Increased demand for over the road transportation services and changes in regulations may reduce available capacity and increase motor carrier pricing. In some instances where we have entered into contract freight rates with customers, in the event market conditions change and those contracted rates are below market rates, we may be required to provide transportation services at a loss.
Changing fuel costs and interruptions of fuel supplies may have an impact on our adjusted gross profit margins. In our truckload transportation business, which is the largest source of our adjusted gross profits, fluctuating fuel prices may result in decreased adjusted gross profit margin. While our different pricing arrangements with customers and contracted motor carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through cost to our truckload business. In times of fluctuating fuel prices, our adjusted gross profit margin may also fluctuate. Adjusted gross profit margin is a non-GAAP financial measure calculated as adjusted gross profit divided by total revenues. For additional information, see Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Table of Content
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
We face substantial industry competition. Competition in the transportation services industry is intense and broad-based. We compete against traditional and non-traditional logistics companies, including transportation providers that own equipment, third party freight brokers, technology matching services, internet freight brokers, carriers offering logistics services, and on-demand transportation service providers. We also compete against carriers’ internal sales forces. In addition, customers can bring in-house some of the services we provide to them. We often buy and sell transportation services from and to many of our competitors. Increased competition could reduce our market opportunity and create downward pressure on freight rates, and continued rate pressure may adversely affect our adjusted gross profit and income from operations. In some instances where we have entered into contract freight rates with customers, in the event market conditions change and those contracted rates are below market rates, we may be required to provide transportation services at a loss.
Our sourcing business is dependent upon the supply and price of fresh produce. The supply and price of fresh produce is affected by weather and growing conditions including but not limited to flood, drought, freeze, insects, disease, and other conditions over which we have no control. Commodity prices can be affected by shortages or overproduction and are often highly volatile. If we are unable to secure fresh produce to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. To assure access to certain commodities, we occasionally make monetary advances to growers to finance their operations. Repayment of these advances is dependent upon the growers’ ability to grow and harvest marketable crops.
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
Company risk factors
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

Table of Content
As demonstrated by recent material and high-profile data security breaches, computer malware, viruses, computer hacking, and phishing attacks have become more prevalent, have occurred on our operating systems in the past, and may occur on our operating systems in the future. Previous attacks on our operating systems have not had a material financial impact on our operations, but we cannot guarantee that future attacks will have little to no impact on our business. Furthermore, given the interconnected nature of the supply chain and our significant presence in the industry, we believe that we may be an attractive target for such attacks. We maintain a cyber liability insurance policy with coverage of $10 million to help protect us against losses that may result from a cyber-related security breach or similar event. The policy has a retention of $1 million per incident.
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
As we continue to expand our business internationally, we expose the company to increased risk of loss from foreign currency fluctuations, as well as longer accounts receivable payment cycles. Foreign currency fluctuations could result in currency exchange gains or losses or could affect the book value of our assets and liabilities. Furthermore, we may experience unanticipated changes to our income tax liabilities resulting from changes in geographical income mix and changing international tax legislation. We have limited control over these risks, and if we do not correctly anticipate changes in international economic and political conditions, we may not alter our business practices in time to avoid adverse effects.
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
We derive a significant portion of our total revenue and adjusted gross profit from our largest customers. Our top 100 customers comprise approximately 28 percent of our consolidated total revenue and 20 percent of consolidated adjusted gross profit. Our largest customer comprises approximately one percent of our consolidated total revenue. The sudden loss of major customers could materially and adversely affect our operating results.

Table of Content
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
Governmental, regulatory, and legal risk factors
We are subject to claims arising from our transportation operations. We use the services of thousands of transportation companies in connection with our transportation operations. From time to time, the drivers employed and engaged by the motor carriers we contract with are involved in accidents, which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted motor carrier. We contractually require all motor carriers we work with to carry at least $750,000 in automobile liability insurance. We also require all contracted motor carriers to maintain workers compensation and other insurance coverage as required by law. Most contracted motor carriers have insurance exceeding these minimum requirements, as well as cargo insurance in varying policy amounts. Railroads, which are generally self-insured, provide limited common carrier cargo loss or damage liability protection, generally up to $250,000 per shipment. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for motor carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage or may not be covered by insurance at all. In addition, our automobile liability policy has a primary retention of $5 million per incident and also retention between $85 million and $90 million per incident. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability. Our involvement in the transportation of certain goods, including but not limited to hazardous materials, could also increase our exposure in the event one of our contracted motor carriers is involved in an accident resulting in injuries or contamination.
In North America, as a property freight broker, we are not legally liable for loss or damage to our customers' cargo. In our customer contracts, we may agree to assume cargo liability up to a stated maximum. We typically do not assume cargo liability to our customers above minimum industry standards in our international freight forwarding, ocean transportation, or air freight businesses on international or domestic air shipments. Although we are not legally liable for loss or damage to our customers' cargo, from time to time, claims may be asserted against us for cargo losses. We maintain a broad cargo liability insurance policy to help protect us against catastrophic losses that may not be recovered from the responsible contracted carrier. We also carry various liability insurance policies, including automobile and general liability, with a $155 million umbrella where we carry retentions between $2 million and $5 million and $85 million and $90 million per incident.
Buying and reselling fresh produce exposes us to possible product liability. Agricultural chemicals used on fresh produce are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Product recalls in the produce industry have been caused by concern about particular chemicals and alleged contamination, often leading to lawsuits brought by consumers of allegedly affected produce. We may face claims for a variety of damages arising from the sale of produce, which may include potentially uninsured consequential damages. While we are insured for up to $155 million for product liability claims subject to a $500,000 per incident deductible, settlement of class action claims is often costly, and we cannot guarantee that our coverage will be adequate and will continue to be available. If we have to recall produce, we may be required to bear the cost of repurchasing, transporting, and destroying any allegedly contaminated product, as well as associated consequential damages. We carry product recall and contamination insurance coverage of $30 million. This policy has a retention of $3.5 million per incident. Any recall or allegation of contamination could affect our reputation, particularly of our proprietary and/or licensed branded produce programs. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.
Our business depends upon compliance with numerous government regulations. Our operations may be regulated and licensed by various federal, state, and local transportation agencies in the United States and similar governmental agencies in foreign countries in which we operate.

Table of Content
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
Changes in the method for determining LIBOR and the potential replacement of the LIBOR benchmark interest rate could increase our borrowing costs. We are also subject to risks related to uncertainty regarding LIBOR. A portion of our borrowing capacity bears interest at variable interest rates, primarily based on LIBOR. As of December 31, 2020, we had no LIBOR-based borrowings outstanding. LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform, and the use of LIBOR is expected to be discontinued after 2021. While we expect that reasonable alternatives to LIBOR will be implemented prior to its discontinuation, or that the target date for discontinuation may be extended, we cannot predict the consequences and timing of these developments, and they could include an increase in our interest expense.
General risk factors
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

Table of Content
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
In addition, the company is monitoring the ongoing COVID-19 pandemic, which has already caused a significant disruption to global financial markets and supply chains and has resulted in increased travel restrictions and extended shutdown of certain businesses across the globe. We have already experienced changes in demand, including declines in certain industries and regions, along with volatile pricing. The significance of the operational and financial impact to our business will likely depend on how long and widespread this outbreak proves to be. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the outbreak and the international actions that are being taken to contain and treat it. While we currently expect this business disruption to be temporary, there is uncertainty around the duration and its broader impact on the economy, and therefore the effects it will have on our operations and financial results. If economic or market conditions in key global markets deteriorate further, we expect to continue experiencing material adverse effects on our business and results of operations and may experience material adverse effects on our financial positions.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is in Eden Prairie, Minnesota. The total square footage of our five buildings, three of which we own, in Eden Prairie is 400,000. This total includes a data center of approximately 18,000 square feet.
We also own an office in Kansas City, Missouri of approximately 208,000 square feet. We lease approximately 280 locations used for office space in approximately 240 cities around the world, most notably a fifteen year lease which commenced in August 2018, of approximately 207,000 square feet in Chicago, Illinois. In addition, we lease warehouse space totaling approximately 4.2 million square feet in 24 locations primarily within the United States and a data center in Oronoco, Minnesota of approximately 32,000 square feet.
Most of our offices and warehouses are leased from third parties under leases with initial terms ranging from three to fifteen years. Our office locations range in space from 1,000 to 208,000 square feet. Because we are a global enterprise characterized by substantial intersegment cooperation, properties are often used by multiple business segments.
We continue to optimize our real estate footprint, across the network, as we expect flexible work arrangements to become more prominent post-pandemic. We consider our current office spaces and warehouse facilities adequate for our current level of operations. We have not had difficulty in obtaining sufficient office space and believe we can renew existing leases or relocate to new offices as leases expire if necessary.

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

Table of Content
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock began trading on The Nasdaq National Market on October 15, 1997, and currently trades on the Nasdaq Global Select Market under the symbol “CHRW”.
On February 17, 2021, the closing sales price per share of our common stock as quoted on the Nasdaq Global Select Market was $89.95 per share. On February 17, 2021, there were approximately 134 holders of record. On February 12, 2021, there were approximately 139,005 beneficial owners of our common stock.
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
The following table provides information about company purchases of common stock during the quarter ended December 31, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 2020	28,607	$90.17	24,000	8,998,073
November 2020	608,533	92.21	600,000	8,398,073
December 2020	609,159	93.26	608,321	7,789,752
Fourth quarter 2020	1,246,299	$92.68	1,232,321	7,789,752
________________________________
(1) The total number of shares purchased includes: (i) 1,232,321 shares of common stock purchased under the authorization described below; and (ii) 13,978 shares of common stock surrendered to satisfy statutory tax withholding obligations under our stock incentive plans.
(2) In May 2018, the Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. As of December 31, 2020, there were 7,789,752 shares remaining for future repurchases under this authorization. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated share repurchase programs.

Table of Content
The graph below compares the cumulative 5-year total return of holders of C.H. Robinson Worldwide, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the Nasdaq Transportation index, and the S&P Midcap 400 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2015 to December 31, 2020.

	December 31,
	2015	2016	2017	2018	2019	2020
C.H. Robinson Worldwide, Inc.	$100.00	$120.99	$150.66	$145.23	$138.38	$170.24
S&P 500	100.00	111.96	136.40	130.42	171.49	230.04
S&P Midcap 400	100.00	120.74	140.35	124.80	157.49	179.00
Nasdaq Transportation	100.00	122.20	150.56	135.68	163.91	167.87
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. RESERVED

Table of Content
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the world's largest logistics platforms. Our mission is to improve the world's supply chains through our people, processes, and technology by delivering exceptional value to our customers and suppliers. We provide freight transportation services and logistics solutions to companies of all sizes in a wide variety of industries. We operate through a network of offices in North America, Europe, Asia, Oceania, and South America. We offer a global suite of services using tailored, market-leading technology built by and for supply chain experts. Our global network of supply chain experts work with our customers to drive better supply chain outcomes by leveraging our experience, data, technology, and scale.
Our adjusted gross profit and adjusted gross profit margin are non-GAAP financial measures. Adjusted gross profit is calculated as gross profit excluding amortization of internally developed software utilized to directly serve our customers and contracted carriers. Adjusted gross profit margin is calculated as adjusted gross profit divided by total revenues. We believe adjusted gross profit and adjusted gross profit margin are useful measures of our ability to source, add value, and sell services and products that are provided by third parties, and we consider adjusted gross profit to be a primary performance measurement. Accordingly, the discussion of our results of operations often focuses on the changes in our adjusted gross profit and adjusted gross profit margin. The reconciliation of gross profit to adjusted gross profit and gross profit margin to adjusted gross profit margin is presented below (dollars in thousands):

	Twelve Months Ended December 31,
	2020		2019		2018
Revenues:
Transportation	$15,147,562		$14,322,295		$15,515,921
Sourcing	1,059,544		987,213		1,115,251
Total revenues	16,207,106		15,309,508		16,631,172
Costs and expenses:
Purchased transportation and related services	12,834,608		11,839,433		12,922,177
Purchased products sourced for resale	960,241		883,765		1,003,760
Direct internally developed software amortization	16,634		11,492		9,664
Total direct costs	13,811,483		12,734,690		13,935,601
Gross profit / Gross profit margin	2,395,623	14.8%	2,574,818	16.8%	2,695,571	16.2%
Plus: Direct internally developed software amortization	16,634		11,492		9,664
Adjusted gross profit / Adjusted gross profit margin	$2,412,257	14.9%	$2,586,310	16.9%	$2,705,235	16.3%

Our adjusted operating margin is a non-GAAP financial measure calculated as operating income divided by adjusted gross profit. We believe adjusted operating margin is a useful measure of our profitability in comparison to our adjusted gross profit, which we consider a primary performance metric as discussed above. The reconciliation of operating margin to adjusted operating margin is presented below (dollars in thousands):

	Twelve Months Ended December 31,
	2020	2019	2018

Total revenues	$16,207,106	$15,309,508	$16,631,172
Operating income	673,268	789,976	912,083
Operating margin	4.2%	5.2%	5.5%

Adjusted gross profit	$2,412,257	$2,586,310	$2,705,235
Operating income	673,268	789,976	912,083
Adjusted operating margin	27.9%	30.5%	33.7%

Table of Content
MARKET TRENDS
The North American surface transportation market experienced significant volatility in freight volumes and costs over the duration of 2020 as a result of the COVID-19 pandemic. The impact on the market varied significantly depending on the severity of the restrictions in place to control the outbreak, industry, and customer size. Certain industries, such as retail, saw periods of elevated demand while other industries, especially smaller customers in those industries, experienced extended periods of demand and production well below historical levels. Industry freight volumes, as measured by the Cass Freight Index, declined approximately eight percent in 2020 compared to 2019, which reflects the volatility resulting from the COVID-19 pandemic. Industry freight volumes compared to 2019 bottomed out in the second quarter of 2020, declining approximately 21 percent before showing growth of approximately four percent in the fourth quarter of 2020 compared to the prior year.
The impact of reduced consumer demand and production, in addition to driver shortages, resulted in reduced carrier capacity, most notably in truckload, as many carriers either reduced lanes or exited the market entirely. This reduced carrier capacity caused routing guides to rapidly degrade and more loads moved to the spot market, driving sharp increases in transportation costs, most significantly in the second half of 2020. One of the metrics we use to measure market conditions is the truckload routing guide depth from our Managed Services business. Routing guide depth is calculated as a simple average of all accepted shipments over all tender instances for any shipment facilitated by our Managed Services business. The average routing guide depth was 1.4 in 2020 and increased steadily during the second half of 2020, to 1.8 in the fourth quarter of 2020. This compared to an average depth of tender of 1.2 during 2019, which is among the lowest levels we have experienced this decade.
The global forwarding market also experienced significant volatility resulting from the COVID-19 pandemic. The air freight market experienced a significant decline in capacity due to a reduction in commercial flights from COVID-19 restrictions, which resulted in sharp pricing increases. The impact of the COVID-19 pandemic on the ocean freight market varied significantly over the course of 2020 depending on the severity of the outbreak in regions in which we operate. Many industries experienced temporary volume reductions and factory closures due to efforts to contain the spread of the virus, which initially resulted in excess capacity and decreased pricing early in 2020. In the second half of 2020, most industries had resumed production and companies began to replenish low inventory levels amidst continued market uncertainty from the ongoing COVID-19 pandemic. As demand accelerated, it outpaced carrier capacity returning to the market, which resulted in significant pricing increases for the cost of ocean freight.
BUSINESS TRENDS
Our 2020 surface transportation results were largely consistent with the overall market trends summarized above, although we did experience volume increases in excess of the industry trends as measured by the Cass Freight Index. Despite industry freight volumes declining approximately eight percent in 2020, our combined North American Surface Transportation (“NAST”) truckload and LTL volumes increased approximately 5.5 percent. The COVID-19 pandemic had a significant impact on our small business customers as our customer count decreased nearly 12 percent, driven almost entirely by small and emerging market customers. Similarly, the number of active contracted transportation companies we utilized declined approximately six percent, solely with those carriers having a fleet under 100 trucks. We continued to work with our customers to meet our contractual commitments while adapting our pricing to reflect the volatile cost of transportation pricing seen since the beginning of the COVID-19 pandemic while also serving customers' needs in the spot market. This resulted in an increase in average truckload linehaul rates per mile, excluding fuel costs, charged to customers, although our truckload transportation costs, excluding fuel prices, increased at a faster rate resulting in adjusted gross profit margin compression.
Our global forwarding results were largely consistent with the overall market trends summarized above. Throughout 2020, we augmented our air freight capacity with charter flights due to the significant capacity shortages in the market, which resulted in larger than normal shipment sizes. The increase in air freight pricing more than offset an 18.0 percent decline in air freight volumes. Ocean volumes increased a modest 0.5 percent in 2020 as volume reductions in the first half of 2020 due to the COVID-19 pandemic were more than offset by increases in the second half of 2020 as industries resumed production and demand increased. Our ocean business experienced significant increases in the cost of ocean freight beginning in the second quarter as many ocean carriers idled capacity due to the impacts of the COVID-19 pandemic and this capacity was slow to return to the market in comparison to the demand and production increases experienced in the second half of 2020. These factors resulted in a rapidly increasing price and cost environment.
On March 2, 2020, we acquired Prime Distribution Services (“Prime Distribution” or "Prime"), a leading provider of retail consolidation services in North America, for $222.7 million in cash. The acquisition was effective as of February 29, 2020, and therefore the results of operations of Prime Distribution have been included as part of the NAST segment in our consolidated financial statements since March 1, 2020. On February 28, 2019, we acquired The Space Cargo Group (“Space Cargo”) for the purpose of expanding our presence and capabilities in Spain and Colombia. Our consolidated results include the results of

Table of Content
Space Cargo since March 1, 2019. On May 22, 2019, we acquired Dema Service S.p.A (“Dema Service”) to strengthen our existing footprint in Italy. Our consolidated results include the results of Dema Service since May 23, 2019.
SIGNIFICANT DEVELOPMENTS
Our 2020 financial results and operations were impacted by the COVID-19 pandemic described above and discussed throughout Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” In addition, see Part I—“Item 1A, Risk Factors,” included within this Annual Report on Form 10-K for discussion of the impacts and potential impacts of the COVID-19 pandemic. The extent to which the COVID-19 pandemic impacts our financial results and operations in 2021 and going forward will depend on future developments, which are highly uncertain and cannot be predicted, including fluctuations in the severity of the outbreak and the actions being taken to contain and treat it.

During 2020, we have taken a variety of measures to ensure the availability, continuity, and security of our critical infrastructure, ensure the health and safety of our employees around the globe, and provide service and supply chain continuity to our customers and contracted carriers in order to deliver critical and essential goods and services. We continue to follow public and private sector policies and initiatives to reduce the transmission of COVID-19, such as requiring social distancing, wearing a mask, and limiting the number of employees to less than 50 percent capacity when in the office, in addition to the elimination of all non-essential travel. We have also adopted work-from-home arrangements, and near the end of 2020 approximately 84 percent of our employees were working remotely, executing their duties and responsibilities. In addition, we took steps in 2020 to reduce costs, including the elimination of all non-essential travel, temporary salary reductions for company executive officers, temporary reductions in cash retainers for board members, temporary suspension of the company match to retirement plans for U.S. and Canadian employees, accelerating the use of paid time off, and furloughing approximately seven percent of our U.S. and Canadian employees in the second quarter of 2020. As we continued to harness the benefits of our technology investment and network transformation, we eliminated certain positions during 2020, and therefore, a portion of employees did not return from furlough. We recognized $4.4 million in severance in 2020 as a result of these reductions.

Due to the ongoing uncertainty around the severity and duration of the outbreak, we are not able at this time to estimate the impact the COVID-19 pandemic may have on our financial results and operations in 2021 and going forward. However, the impact could be material in all business segments and could be material during any future period affected either directly or indirectly by this pandemic. Many businesses, in particular small businesses, continue to experience reduced production and output, which could result in a decrease in freight volumes across a number of industries, which may reduce our contractual and spot market opportunities. In addition, a significant number of our contracted carriers may reduce their capacity or charge higher prices in light of the volatile market conditions, which may reduce our adjusted gross profit margins as we honor our contractual freight rates.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select 2020 year-over-year operating comparisons to 2019:
•Total revenues increased 5.9 percent to $16.2 billion, driven primarily by higher pricing in ocean and air freight services and contributions from the Prime acquisition.
•Gross profits decreased 7.0 percent to $2.4 billion. Adjusted gross profits decreased 6.7 percent to $2.4 billion, primarily driven by lower adjusted gross profit margins in truckload services, partially offset by contributions from the Prime acquisition and higher adjusted gross profits in air freight and ocean services.
•Personnel expenses decreased 4.3 percent to $1.2 billion, driven primarily by cost savings initiatives, including a 2.8 percent decrease in average headcount and a decline in benefits expenses and incentive compensation.
•Selling, general, and administrative (“SG&A”) expenses decreased 0.3 percent to $496.1 million, primarily due to significantly lower travel expenses, partially offset by the ongoing expenses from the Prime acquisition.
•Income from operations totaled $673.3 million, down 14.8 percent from last year due to a decline in adjusted gross profits. Adjusted operating margin of 27.9 percent decreased 260 basis points.
•Interest and other expenses totaled $44.9 million, which primarily consisted of $49.1 million of interest expense and was partially offset by a $3.3 million favorable impact from foreign currency revaluation and realized foreign currency gains and losses.

Table of Content
•The effective tax rate for 2020 was 19.4 percent compared to 22.3 percent in 2019. The lower effective tax rate was due primarily to the tax benefit related to stock-based compensation, including delivery of a one-time deferred stock award that was granted to the company's prior Chief Executive Officer in 2000, and excess foreign tax credits.
•Net income totaled $506.4 million, down 12.2 percent from a year ago. Diluted earnings per share (EPS) decreased 11.2 percent to $3.72.
•Cash flow from operations decreased 40.2 percent to $499.2 million.
CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Twelve Months Ended December 31,
	2020	2019	% change	2018	% change
Revenues:
Transportation	$15,147,562	$14,322,295	5.8%	$15,515,921	(7.7)%
Sourcing	1,059,544	987,213	7.3%	1,115,251	(11.5)%
Total revenues	16,207,106	15,309,508	5.9%	16,631,172	(7.9)%
Costs and expenses:
Purchased transportation and related services	$12,834,608	11,839,433	8.4%	12,922,177	(8.4)%
Purchased products sourced for resale	960,241	883,765	8.7%	1,003,760	(12.0)%
Personnel expenses	1,242,867	1,298,528	(4.3)%	1,343,542	(3.4)%
Other selling, general, and administrative expenses	496,122	497,806	(0.3)%	449,610	10.7%
Total costs and expenses	15,533,838	14,519,532	7.0%	15,719,089	(7.6)%
Income from operations	673,268	789,976	(14.8)%	912,083	(13.4)%
Interest and other expense	(44,937)	(47,719)	(5.8)%	(31,810)	50.0%
Income before provision for income taxes	628,331	742,257	(15.3)%	880,273	(15.7)%
Provision for income taxes	121,910	165,289	(26.2)%	215,768	(23.4)%
Net income	$506,421	$576,968	(12.2)%	$664,505	(13.2)%

Diluted net income per share	$3.72	$4.19	(11.2)%	$4.73	(11.4)%

Average headcount	15,119	15,551	(2.8)%	15,204	2.3%

Adjusted gross profit margin percentage(1)
Transportation	15.3%	17.3%	(2.0) pts	16.7%	0.6 pts
Sourcing	9.4%	10.5%	(1.1) pts	10.0%	0.5 pts
Total adjusted gross profit margin	14.9%	16.9%	(2.0) pts	16.3%	0.6 pts
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of the twelve months ended December 31, 2020, to the twelve months ended December 31, 2019. A similar discussion and analysis that compares the twelve months ended December 31, 2019, to the twelve months ended December 31, 2018, can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our 2019 Annual Report on Form 10-K filed with the SEC on February 19, 2020.
A reconciliation of our reportable segments to our consolidated results can be found in Note 9, Segment Reporting, in Part II, Financial Information of this Annual Report on Form 10-K.

Table of Content
Consolidated Results of Operations—Twelve Months Ended December 31, 2020 Compared to Twelve Months Ended December 31, 2019
Total revenues and related costs. Total transportation revenues increased driven by significant pricing increases in our ocean and air freight service lines and increased LTL volumes. Ocean pricing increased significantly in the second half of 2020 as improving demand outpaced carrier capacity returning to the market. In addition, a significant decline in capacity due to a reduction in commercial flights from COVID-19 restrictions resulted in sharp increases in air freight pricing. These increases were partially offset by lower pricing in LTL and truckload services. Total purchased transportation and related services increased due to increased cost of transportation in most of our transportation services resulting from the factors discussed above.
Our sourcing total revenues and purchased products sourced for resale increased due to higher pricing and costs per case, which was partially offset by lower case volume most notably in the foodservice industry, which has been significantly impacted by the COVID-19 pandemic.
Gross profits and adjusted gross profits. Our transportation adjusted gross profit decreased driven by adjusted gross profit margin declines in truckload services due to tight carrier capacity in the marketplace and the significant transportation cost volatility resulting from the impact of the COVID-19 pandemic relative to our contractual customer pricing. We continued to meet our customer commitments despite increases for the cost of capacity, which has resulted in adjusted gross profit margin compression. Partially offsetting these declines was an increase in air freight pricing resulting in adjusted gross profit margin expansion as we were able to leverage our contractual air freight capacity despite significant shortages in the air freight market. Sourcing adjusted gross profits declined driven by the costs of purchased products sourced for resale increasing at a faster rate than our sourcing total revenues in addition to lower case volumes.
Operating expenses. Personnel expenses decreased primarily due to cost savings initiatives, including the temporary suspension of the company match to retirement plans for U.S. and Canadian employees, declines in healthcare costs, lower variable compensation and a decrease in average headcount. Other SG&A expenses decreased driven by the elimination of all non-essential travel. Partially offsetting this decrease was an increase in occupancy expenses, including those attributable to acquisitions, and an $11.5 million loss on the sale-leaseback of a company-owned data center.
Interest and other expense. Interest and other expense primarily consisted of $49.1 million of interest expense, partially offset by a $3.3 million favorable impact of foreign currency revaluation and realized foreign currency gains and losses in 2020. This compared to a $4.2 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses in 2019. Interest expense decreased from 2019 due to lower average borrowings and interest rates.
Provision for income taxes. Our effective income tax rate was 19.4 percent in 2020 and 22.3 percent in 2019. The effective income tax rate for the twelve months ended December 31, 2020, was lower than the statutory federal income tax rate primarily due to the tax impact of share-based payment awards, including the tax benefit from the delivery of a one-time deferred stock award that was granted to the company's prior Chief Executive Officer in 2000 and excess foreign tax credits. These impacts were partially offset by state income taxes, net of federal benefits and foreign income taxes. The effective income tax rate for the twelve months ended December 31, 2019, was higher than the statutory federal income tax rate due to state income taxes, net of federal benefit, and foreign income taxes, but was partially offset by the tax impact of excess foreign tax credits and share-based payment awards.

Table of Content
NAST Segment Results of Operations

	Twelve Months Ended December 31,
(dollars in thousands)	2020	2019	% change	2018	% change
Total revenues	$11,312,553	$11,283,692	0.3%	$12,346,757	(8.6)%
Costs and expenses:
Purchased transportation and related services	9,795,462	9,486,323	3.3%	10,440,496	(9.1)%
Personnel expenses	624,358	698,187	(10.6)%	749,120	(6.8)%
Other selling, general, and administrative expenses	384,258	376,419	2.1%	335,297	12.3%
Total costs and expenses	10,804,078	10,560,929	2.3%	11,524,913	(8.4)%
Income from operations	$508,475	$722,763	(29.6)%	$821,844	(12.1)%

	Twelve Months Ended December 31,
	2020	2019	% change	2018	% change
Average headcount	6,811	7,354	(7.4)%	7,387	(0.4)%
Service line volume statistics
Truckload			—%		(2.0)%
LTL			9.5%		3.5%

Adjusted gross profits(1)
Truckload	$981,420	$1,275,199	(23.0)%	$1,375,361	(7.3)%
LTL	452,033	471,616	(4.2)%	466,725	1.0%
Other	83,638	50,554	65.4%	64,175	(21.2)%
Total adjusted gross profits	$1,517,091	$1,797,369	(15.6)%	$1,906,261	(5.7)%
________________________________
(1) Adjusted gross profits is a non-GAAP financial measure explained above.
Twelve Months Ended December 31, 2020 Compared to Twelve Months Ended December 31, 2019
Total revenues and related costs. NAST total revenues increased due to the acquisition of Prime, which added one percentage point to NAST total revenues. This increase was partially offset by declines in truckload total revenues driven by lower pricing in the first half of 2020 and significantly lower fuel prices in 2020. NAST cost of transportation and related services increased driven by increased cost per mile in truckload services and was partially offset by significantly lower fuel prices.
Gross profits and adjusted gross profits. NAST adjusted gross profits decreased driven, primarily, by lower adjusted gross profit per shipment in truckload and LTL services. The lower adjusted gross profit per shipment in truckload was driven by the tight carrier capacity in the marketplace and the significant transportation cost volatility resulting from the impact of the COVID-19 pandemic relative to our contractual customer pricing. We continued to meet our customer commitments despite increases for the cost of capacity, which has resulted in adjusted gross profit margin compression. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, increased approximately 5.5 percent resulting from the market and business trends discussed above. Our truckload transportation costs, excluding fuel surcharges, increased approximately 11.0 percent.
NAST LTL adjusted gross profits decreased primarily due to reduced adjusted gross profit margins driven by the tight carrier capacity in the marketplace, partially offset by increased volume. The acquisition of Prime Distribution contributed five percentage points of LTL adjusted gross profit growth.
NAST other adjusted gross profits increased primarily due to incremental warehousing services related to the acquisition of Prime.
Operating expenses. NAST personnel expense decreased primarily due to cost savings initiatives, including the temporary suspension of the company match to retirement plans for U.S. and Canadian employees, lower variable compensation, declines in healthcare costs, and a decrease in average headcount. NAST SG&A expenses increased due to the ongoing expenses from the Prime acquisition, which were partially offset by the elimination of all non-essential travel.

Table of Content
Global Forwarding Segment Results of Operations

	Twelve Months Ended December 31,
(dollars in thousands)	2020	2019	% change	2018	% change
Total revenues	$3,100,525	$2,327,913	33.2%	$2,487,744	(6.4)%
Costs and expenses:
Purchased transportation and related services	2,471,537	1,793,937	37.8%	1,943,838	(7.7)%
Personnel expenses	281,048	276,255	1.7%	284,586	(2.9)%
Other selling, general, and administrative expenses	172,427	177,194	(2.7)%	167,694	5.7%
Total costs and expenses	2,925,012	2,247,386	30.2%	2,396,118	(6.2)%
Income from operations	$175,513	$80,527	118.0%	$91,626	(12.1)%

	Twelve Months Ended December 31,
	2020	2019	% change	2018	% change
Average headcount	4,708	4,766	(1.2)%	4,711	1.2%
Service line volume statistics
Ocean			0.5%		—%
Air			(18.0)%		(7.0)%
Customs			(3.5)%		0.5%

Adjusted gross profits(1)
Ocean	$349,868	$308,068	13.6%	$312,327	(1.4)%
Air	146,056	101,991	43.2%	111,038	(8.1)%
Customs	87,092	91,833	(5.2)%	88,515	3.7%
Other	45,972	32,084	43.3%	32,026	0.2%
Total adjusted gross profits	$628,988	$533,976	17.8%	$543,906	(1.8)%
________________________________
(1) Adjusted gross profits is a non-GAAP financial measure explained above.
Twelve Months Ended December 31, 2020 compared to Twelve Months Ended December 31, 2019
Total revenues and related costs. Total revenues and related costs increased driven by higher pricing and costs in the ocean and air freight markets which were significantly impacted by the COVID-19 pandemic as discussed above. Ocean pricing and purchased transportation costs increased significantly in the second half of 2020 as improving demand outpaced carrier capacity returning to the market. The air freight market has been significantly impacted by reduced cargo capacity due to fewer commercial flights, an increase in charter flights, and larger than normal shipment sizes which has created an environment with unusually high pricing and purchased transportation costs.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits increased driven by the significant increase in air freight and ocean pricing due to the impact of the COVID-19 pandemic. The air freight market has been significantly impacted by reduced cargo capacity due to fewer commercial flights, an increase in charter flights, and larger than normal shipment sizes which has created an environment with unusually high pricing. The price for ocean services has also increased significantly due to tight ocean carrier capacity. These increases were partially offset by volume declines in air freight. Customs adjusted gross profits decreased driven by decreased volumes.
Operating expenses. Personnel expenses increased driven by an increase in incentive compensation but was partially offset by a decrease in average headcount. SG&A expenses decreased driven by the elimination of non-essential travel, partially offset by an increase in credit loss expense.

Table of Content
All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Twelve Months Ended December 31,
(dollars in thousands)	2020	2019	% change	2018	% change
Total revenues	$1,794,028	$1,697,903	5.7%	$1,796,671	(5.5)%
Income from operations	(10,720)	(13,314)	N/M	(1,387)	N/M

Adjusted gross profits(1)
Robinson Fresh	105,700	109,183	(3.2)%	116,283	(6.1)%
Managed Services	94,828	83,365	13.8%	78,789	5.8%
Other Surface Transportation	65,650	62,417	5.2%	59,996	4.0%
Total adjusted gross profits	$266,178	$254,965	4.4%	$255,068	—%
________________________________
(1) Adjusted gross profits is a non-GAAP financial measure explained above.
Twelve Months Ended December 31, 2020 compared to Twelve Months Ended December 31, 2019
Total revenues and related costs. Total revenues and related costs increased driven by increased pricing in our Robinson Fresh business, which was partially offset by decreased demand from customers in the foodservice industry resulting from the COVID-19 pandemic, and to a lesser extent, an increase in Other Surface Transportation and Managed Services.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits decreased driven by reduced case volumes, most notably from customers in the foodservice industry. Managed Services adjusted gross profits increased driven by a combination of new customer wins and selling additional services to existing customers. Other Surface Transportation adjusted gross profits increased primarily driven by the acquisition of Dema Service, which contributed three percentage points of growth in Other Surface Transportation.
LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (dollars in thousands):

Description	Carrying Value as of December 31, 2020	Borrowing Capacity	Maturity
Revolving credit facility	$—	$1,000,000	October 2023
Senior Notes, Series A	175,000	175,000	August 2023
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Senior Notes (1)	593,301	600,000	April 2028
Total debt	$1,093,301	$2,100,000
________________________________
(1) Net of unamortized discounts and issuance costs.
We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases.
Cash and cash equivalents totaled $243.8 million as of December 31, 2020, and $447.9 million as of December 31, 2019. Cash and cash equivalents held outside the United States totaled $230.9 million as of December 31, 2020, and $405.1 million as of December 31, 2019. Working capital increased from $1.08 billion at December 31, 2019, to $1.10 billion at December 31, 2020.

Table of Content
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

Twelve months ended December 31,	2020	2019	% change	2018	% change
Sources (uses) of cash:
Cash provided by operating activities	$499,191	$835,419	(40.2)%	$792,896	5.4%

Capital expenditures	(54,009)	(70,465)		(63,871)
Acquisitions	(223,230)	(59,200)		(5,315)
Other investing activities	5,525	16,636		(3,622)
Cash used for investing activities	(271,714)	(113,029)	140.4%	(72,808)	55.2%
Repurchase of common stock	(177,514)	(309,444)		(300,991)
Cash dividends	(209,956)	(277,786)		(265,219)
Net payments on debt	(143,000)	(112,000)		(118,988)
Other financing activities	89,803	47,977		30,021
Cash used for financing activities	(440,667)	(651,253)	(32.3)%	(655,177)	(0.6)%
Effect of exchange rates on cash and cash equivalents	9,128	(1,894)		(20,186)
Net change in cash and cash equivalents	$(204,062)	$69,243		$44,725

Cash flow from operating activities. The decrease in cash flow from operating activities in 2020 from 2019 was primarily due to unfavorable changes in working capital. The unfavorable changes in working capital were primarily related to a sequential increase in accounts receivable associated with increasing pricing in a number of service lines during 2020. Given the COVID-19 pandemic, we are closely monitoring credit and collections activities to minimize risk as well as working with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.
Cash used for investing activities. Our investing activities consist primarily of capital expenditures and cash paid for acquisitions. Capital expenditures consisted primarily of investments in information technology, which are intended to increase employee productivity, automate interactions with our customers and contracted carriers, and improve our internal workflows to help expand our adjusted operating margins and grow the business. During 2019, we sold a facility we owned in Chicago, Illinois for approximately $17.0 million.
In 2020, we used $222.7 million for the acquisition of Prime. In 2019, we used $45.0 million for the acquisition of Space Cargo and $14.2 million for the acquisition of Dema Service.
We anticipate capital expenditures in 2021 to be approximately $55 million to $65 million.
Cash used for financing activities. We had net repayments on debt of $143.0 million in 2020 and $112.0 million in 2019. The 2020 and 2019 net repayments were primarily to reduce the outstanding balance of the receivables securitization facility (the "Facility"). This Facility expired in December 2020 and was not renewed. There was no outstanding balance on our senior unsecured revolving credit facility (the "Credit Agreement") as of December 31, 2020 and 2019. As of December 31, 2020, we were in compliance with all of the covenants under the Credit Agreement, note purchase agreement, and senior unsecured notes.
The decrease in cash dividends paid was the result of our fourth quarter dividend being paid on January 4, 2021. The decrease in share repurchases in 2020 was due to the temporary suspension of our share repurchase activity near the end of the first quarter of 2020 as we assessed the impacts of the COVID-19 pandemic. We resumed our repurchase activity in the fourth quarter of 2020. In May 2018, the Board of Directors increased the number of shares authorized to be repurchased by 15,000,000 shares. As of December 31, 2020, there were 7,789,752 shares remaining for future repurchases. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential alternative uses of our cash, and market conditions. We may seek to retire or purchase our outstanding Senior Notes through open market cash purchases, privately negotiated transactions, or otherwise.

Table of Content
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
Recently Issued Accounting Pronouncements. Refer to Note 14, Recently Issued Accounting Pronouncements, of the accompanying consolidated financial statements for a discussion of recently issued accounting pronouncements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
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
Transportation and Logistics Services - As a global logistics provider, our primary performance obligation under our customer contracts is to utilize our relationships with a wide variety of transportation companies to efficiently and cost-effectively transport our customers’ freight. Revenue is recognized for these performance obligations as they are satisfied over the contract term, which generally represents the transit period. The transit period can vary based upon the method of transport, generally a number of days for over the road, rail, and air transportation, or several weeks in the case of an ocean shipment.
Recognizing revenue for contracts where the transit period is partially complete or completed and not yet invoiced at period end requires management to make judgments that affect the amounts and timing of revenue recognized at period end. At December 31, 2020 we recorded revenue of $197.2 million for services we have provided while a shipment was still in-transit but for which we had not yet completed our performance obligation or had not yet invoiced our customer compared to $132.9 million at December 31, 2019. We utilize our historical knowledge of shipping lanes and estimated transit times to determine the transit period in cases where our customers’ freight has not reached its intended destination. In addition, we analyze contract data for the first few days following the reporting date combined with our historical experience of trends related to partially completed contracts as of the reporting date to determine our right to consideration for the services we have provided where the transit period is partially complete or completed and not yet invoiced at period end. Differences in contract data for the first few days following the reporting date compared with our historical experience or disruptions such as weather events or other delays could cause the actual amount of revenue earned at period end to differ from these estimates.
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
GOODWILL. Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible assets and identifiable intangible assets purchased and liabilities assumed.
Goodwill is tested for impairment annually on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis

Table of Content
indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). As part of our Step Zero Analysis, we considered the impacts of the COVID-19 pandemic on financial markets and our business operations and determined that the more likely than not criteria had not been met, and therefore a Step One Analysis was not required.
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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL CONTINGENCIES
The following table aggregates all contractual commitments and commercial obligations, due by period, that affect our financial condition and liquidity position as of December 31, 2020 (dollars in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Senior notes (1)	$25,200	$25,200	$25,200	$25,200	$25,200	$657,750	$783,750
Long-term notes payable(1)	21,388	21,388	196,388	14,440	14,440	408,570	676,614
Maturity of lease liabilities(2)	75,624	69,980	57,597	39,547	29,935	104,455	377,138
Purchase obligations(3)	102,799	39,225	35,349	23,649	1,658	210	202,890
Total	$225,011	$155,793	$314,534	$102,836	$71,233	$1,170,985	$2,040,392
________________________________
(1)Amounts payable relate to the semi-annual interest due on the senior and long-term notes and the principal amount at maturity.
(2) We maintain operating leases for office space, warehouses, office equipment, and a small number of intermodal containers. See Note 11, Leases, for further information.
(3) Purchase obligations include agreements for services that are enforceable and legally binding and that specify all significant terms. As of December 31, 2020, such obligations primarily include ocean and air freight capacity, telecommunications services, maintenance contracts, and information technology related capacity. In some instances our contractual commitments may be usage based or require estimates as to the timing of cash settlement.
We have no financing lease obligations. Long-term liabilities consist primarily of noncurrent taxes payable and long-term notes payable. Due to the uncertainty with respect to the amounts or timing of future cash flows associated with our unrecognized tax benefits at December 31, 2020, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $42.3 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 5, Income Taxes, to the consolidated financial statements for a discussion on income taxes. As of December 31, 2020, we do not have significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Table of Content
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had $243.8 million of cash and cash equivalents on December 31, 2020. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $1 billion revolving loan facility. Interest accrues on the revolving loan at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). At December 31, 2020, there was no outstanding balance on the revolving loan.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $175 million of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023, (ii) $150 million of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (iii) $175 million of the company’s 4.6 percent Senior Notes, Series C, due August 27, 2033. At December 31, 2020, there was $500 million outstanding on the notes.
We issued Senior Notes through a public offering on April 9, 2018. The Senior Notes bear an annual interest rate of 4.2 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $710.2 million as of December 31, 2020, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $593.3 million at December 31, 2020.
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
Foreign exchange risk can be quantified by performing a sensitivity analysis assuming a hypothetical change in the value of the U.S. Dollar compared to other currencies in which we transact. Our primary foreign exchange risk is associated with balances denominated in U.S. Dollars held in China where the functional currency is the Chinese Yuan. All other things being equal, a hypothetical 10 percent weakening of the U.S. Dollar against the Chinese Yuan on December 31, 2020 would have decreased our net income by approximately $11.9 million and a hypothetical 10 percent strengthening of the U.S. Dollar against the Chinese Yuan on December 31, 2020 would have increased our net income by approximately $9.7 million. Our use of derivative financial instruments to manage foreign exchange risk is insignificant.

Table of Content
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To the Stockholders and the Board of Directors of C.H. Robinson Worldwide, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of C.H. Robinson Worldwide, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders’ investment, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020 , based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 11 to the financial statements, effective January 1, 2019, the Company adopted the FASB Accounting Standards Update 2016-02, Leases (Topic 842), using the modified retrospective approach.
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
Revenue Recognition — Refer to Notes 1 and 10 to the financial statements
Critical Audit Matter Description
Transportation and Logistics revenue is recognized for performance obligations identified in the customer contract as they are satisfied over the contract term, which generally represents the transit period. Recognizing revenue at period end for contracts where the transit period is partially complete at period end or completed and not yet invoiced, requires management to make judgments that affect the amounts and timing of revenue recognized. At December 31, 2020 the Company recorded revenue of $197.2 million for services it provided while a shipment was still in-transit but for which it had not yet completed its performance obligation or had not yet invoiced the customer.

Table of Content
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
•We evaluated management’s ability to identify the shipments in transit and to estimate the revenue to be recorded for contracts where the transit period is partially complete or completed and not yet invoiced at the reporting date by:
–Performing a retrospective review of management’s estimate for prior reporting periods.
–Testing the accuracy and completeness of the data in the system-generated report utilized in management’s revenue cutoff estimate with the assistance of our information technology specialists.
–Assessing the estimate methodology for reasonableness, in light of recent market events or changes within the Company’s operating environment.
–Testing the mathematical accuracy of management’s estimate.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 19, 2021
We have served as the Company's auditor since 2002.

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of C.H. Robinson Worldwide, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statements as of and for the fiscal year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those consolidated financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 19, 2021

Table of Content
C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$243,796	$447,858
Receivables, net of allowance for credit loss of $38,113 and $32,838	2,449,577	1,974,381
Contract assets, net of allowance for credit loss	197,176	132,874
Prepaid expenses and other	51,152	85,005
Total current assets	2,941,701	2,640,118

Property and equipment	478,982	489,976
Accumulated depreciation and amortization	(300,033)	(281,553)
Net property and equipment	178,949	208,423
Goodwill	1,487,187	1,291,760
Other intangible assets, net of accumulated amortization of $68,249 and $156,879	113,910	90,931
Right-of-use lease assets	319,785	310,860
Deferred tax assets	18,640	13,485
Other assets	84,086	85,483
Total assets	$5,144,258	$4,641,060

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,195,099	$984,604
Outstanding checks	88,265	78,231
Accrued expenses:
Compensation	138,460	112,784
Transportation expense	153,574	101,194
Income taxes	43,700	12,354
Other accrued liabilities	154,460	62,706
Current lease liabilities	66,174	61,280
Current portion of debt	—	142,885
Total current liabilities	1,839,732	1,556,038

Long-term debt	1,093,301	1,092,448
Noncurrent lease liabilities	268,572	259,444
Noncurrent income taxes payable	26,015	22,354
Deferred tax liabilities	22,182	39,776
Other long-term liabilities	14,523	270
Total liabilities	3,264,325	2,970,330

Commitments and contingencies
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,232 and 179,380 shares issued, 134,298 and 134,895 outstanding	13,430	13,490
Additional paid-in capital	566,022	546,646
Retained earnings	4,372,833	4,144,834
Accumulated other comprehensive loss	(45,998)	(76,149)
Treasury stock at cost (44,934 and 44,485 shares)	(3,026,354)	(2,958,091)
Total stockholders’ investment	1,879,933	1,670,730
Total liabilities and stockholders’ investment	$5,144,258	$4,641,060
See accompanying notes to the consolidated financial statements.

Table of Content
C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (In thousands, except per share data)

	For the years ended December 31,
	2020	2019	2018
Revenues:
Transportation	$15,147,562	$14,322,295	$15,515,921
Sourcing	1,059,544	987,213	1,115,251
Total revenues	16,207,106	15,309,508	16,631,172
Costs and expenses:
Purchased transportation and related services	12,834,608	11,839,433	12,922,177
Purchased products sourced for resale	960,241	883,765	1,003,760
Personnel expenses	1,242,867	1,298,528	1,343,542
Other selling, general, and administrative expenses	496,122	497,806	449,610
Total costs and expenses	15,533,838	14,519,532	15,719,089
Income from operations	673,268	789,976	912,083
Interest and other expenses	(44,937)	(47,719)	(31,810)
Income before provision for income taxes	628,331	742,257	880,273
Provision for income taxes	121,910	165,289	215,768
Net income	506,421	576,968	664,505
Other comprehensive income (loss)	30,151	(4,214)	(53,475)
Comprehensive income	$536,572	$572,754	$611,030

Basic net income per share	$3.74	$4.21	$4.78
Diluted net income per share	$3.72	$4.19	$4.73

Basic weighted average shares outstanding	135,532	136,955	139,010
Dilutive effect of outstanding stock awards	641	780	1,395
Diluted weighted average shares outstanding	136,173	137,735	140,405
See accompanying notes to the consolidated financial statements.

Table of Content
C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(In thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2017	139,542	$13,954	$444,280	$3,437,093	$(18,460)	$(2,451,122)	$1,425,745
Net income				664,505			664,505
Cumulative Effect Change - ASU 2014-09				9,239			9,239
Foreign currency translation					(53,475)		(53,475)
Dividends declared, $1.88 per share				(265,244)			(265,244)
Stock issued for employee benefit plans	764	76	(10,547)			40,489	30,018
Issuance of restricted stock	297	30	(30)				—
Stock-based compensation expense	—	—	87,783			8	87,791
Repurchase of common stock	(3,319)	(332)				(303,160)	(303,492)
Balance December 31, 2018	137,284	13,728	521,486	3,845,593	(71,935)	(2,713,785)	1,595,087
Net income				576,968			576,968
Foreign currency translation					(4,214)		(4,214)
Dividends declared, $2.01 per share				(277,727)			(277,727)
Stock issued for employee benefit plans	1,017	102	(13,920)			61,795	47,977
Issuance of restricted stock	28	3	(3)				—
Stock-based compensation expense	—	—	39,083			—	39,083
Repurchase of common stock	(3,434)	(343)				(306,101)	(306,444)
Balance December 31, 2019	134,895	13,490	546,646	4,144,834	(76,149)	(2,958,091)	1,670,730
Net income				506,421			506,421
Foreign currency translation					30,151		30,151
Dividends declared, $2.04 per share				(278,422)			(278,422)
Stock issued for employee benefit plans	1,754	175	(24,600)			114,228	89,803
Issuance of restricted stock	192	19	(19)				—
Stock-based compensation expense	—	—	43,995			—	43,995
Repurchase of common stock	(2,543)	(254)				(182,491)	(182,745)
Balance December 31, 2020	134,298	$13,430	$566,022	$4,372,833	$(45,998)	$(3,026,354)	$1,879,933
See accompanying notes to the consolidated financial statements.

Table of Content
C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$506,421	$576,968	$664,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,727	100,449	96,729
Provision for credit losses	17,281	5,853	15,634
Stock-based compensation	43,995	39,083	87,791
Deferred income taxes	(32,984)	(2,407)	(15,315)
Excess tax benefit on stock-based compensation	(17,581)	(8,492)	(10,388)
Other operating activities	15,096	(3,830)	1,815
Changes in operating elements, net of effects of acquisitions:
Receivables	(452,145)	208,312	(190,048)
Contract assets	(65,454)	26,761	(11,871)
Prepaid expenses and other	27,237	(29,871)	16,029
Accounts payable and outstanding checks	180,272	(17,968)	36,083
Accrued compensation	22,547	(40,757)	47,011
Accrued transportation expense	52,380	(18,626)	25,175
Accrued income taxes	51,916	(12,636)	21,176
Other accrued liabilities	26,503	8,937	7,200
Other assets and liabilities	21,980	3,643	1,370
Net cash provided by operating activities	499,191	835,419	792,896

INVESTING ACTIVITIES
Purchases of property and equipment	(23,133)	(36,290)	(45,000)
Purchases and development of software	(30,876)	(34,175)	(18,871)
Acquisitions, net of cash acquired	(223,230)	(59,200)	(5,315)
Other investing activities	5,525	16,636	(3,622)
Net cash used for investing activities	(271,714)	(113,029)	(72,808)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	107,657	63,092	51,285
Stock tendered for payment of withholding taxes	(17,854)	(15,115)	(21,264)
Repurchase of common stock	(177,514)	(309,444)	(300,991)
Cash dividends	(209,956)	(277,786)	(265,219)
Proceeds from long-term borrowings	—	1,298,000	591,012
Payments on long-term borrowings	—	(1,505,000)	—
Proceeds from short-term borrowings	1,436,600	185,000	2,674,000
Payments on short-term borrowings	(1,579,600)	(90,000)	(3,384,000)
Net cash used for financing activities	(440,667)	(651,253)	(655,177)
Effect of exchange rates on cash and cash equivalents	9,128	(1,894)	(20,186)
Net change in cash and cash equivalents	(204,062)	69,243	44,725
Cash and cash equivalents, beginning of year	447,858	378,615	333,890
Cash and cash equivalents, end of year	$243,796	$447,858	$378,615

Supplemental cash flow disclosures
Cash paid for income taxes	$93,070	$219,029	$215,644
Cash paid for interest	47,518	50,854	47,544
Accrued share repurchases held in other accrued liabilities	5,231	—	3,000

See accompanying notes to the consolidated financial statements.

Table of Content
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
USE OF ESTIMATES. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best information available, and our actual results could differ materially from those estimates.
REVENUE RECOGNITION. At contract inception, we assess the goods and services promised in our contracts with customers and identify our performance obligations to provide distinct goods and services to our customers. We have determined that the following distinct goods and services represent our primary performance obligations.
Transportation and Logistics Services - As a global logistics provider, our primary performance obligation under our customer contracts is to utilize our relationships with a wide variety of transportation companies to efficiently and cost-effectively transport our customers’ freight. Revenue is recognized for these performance obligations as they are satisfied over the contract term, which generally represents the transit period. The transit period can vary based upon the method of transport, generally a number of days for over the road, rail, and air transportation, or several weeks in the case of an ocean shipment. Determining the transit period and how much of it has been completed as of the reporting date may require management to make judgments that affect the timing of revenue recognized. When the customers’ freight reaches its intended destination our performance obligation is complete. Pricing for our services is generally a fixed amount and is typically due within 30 days upon completion of our performance obligation.
We also provide certain value-added logistics services, such as customs brokerage, fee-based managed services, warehousing services, small parcel, and supply chain consulting and optimization services. These services may include one or more performance obligations, which are generally satisfied over the service period as we perform our obligations. The service period may be a very short duration, in the case of customs brokerage and small parcel, or it may be longer in the case of warehousing, managed services, and supply chain consulting and optimization services. Pricing for our services is established in the customer contract and is dependent upon the specific needs of the customer but may be agreed upon at a fixed fee per transaction, labor hour, or service period. Payment is typically due within 30 days upon completion of our performance obligation.
Sourcing Services - We contract with grocery retailers, restaurants, foodservice distributors, and produce wholesalers to provide sourcing services under the trade name Robinson Fresh. Our primary service obligation under these contracts is the buying, selling, and/or marketing of produce including fresh fruits, vegetables, and other value-added perishable items. Revenue is recognized when our performance obligations under these contracts is satisfied at a point in time, generally when the produce is received by our customer. Pricing under these contracts is generally a fixed amount and is typically due within 20 to 30 days upon completion of our performance obligation.
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
Total revenues represent the total dollar value of revenue recognized from contracts with customers for the goods and services we provide. Substantially all of our revenue is attributable to contracts with our customers. Our adjusted gross profits are our total revenues less purchased transportation and related services, including contracted motor carrier, rail, ocean, air, and other costs, and the purchase price and services related to the products we source. Most transactions in our transportation and sourcing businesses are recorded at the gross amount we charge our customers for the service we provide and goods we sell. In these transactions, we are primarily responsible for fulfilling the promise to provide the specified good or service to our customer and we have discretion in establishing the price for the specified good or service. Additionally, in our sourcing business, in some cases we take inventory risk before the specified good has been transferred to our customer. Customs

Table of Content
brokerage, managed services, freight forwarding, and sourcing managed procurement transactions are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present.
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
ALLOWANCE FOR CREDIT LOSSES. Accounts receivable and contract assets are reduced by an allowance for expected credit losses. We determine our allowance for expected credit losses by evaluating two approaches that consider our past credit loss experience, our customers' credit ratings, and other customer-specific and macroeconomic factors. The first approach is pooling our customers by credit rating and applying an expected loss ratio based upon credit rating and number of days the receivable has been outstanding, (i.e., aging approach). The second approach is to compute an expected loss ratio for each credit rating pool based upon our historical write-off experience and apply it to our accounts receivable, (i.e., loss ratio approach). These two approaches are evaluated in consideration of other known information and customer specific and macroeconomic factors, including the price of diesel fuel, for purposes of determining the expected credit loss allowance.
FOREIGN CURRENCY. Most balance sheet accounts of foreign subsidiaries are remeasured and translated at the current exchange rate as of the end of the year. Translation adjustments are recorded in other comprehensive (loss) income. Statement of operations items are translated at the average exchange rate during the year.
CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist primarily of bank deposits and highly liquid investments with an original maturity of three months or less from the time of purchase. Cash and cash equivalents held outside the United States totaled $230.9 million and $405.1 million as of December 31, 2020 and 2019. The majority of our cash and cash equivalents balance is denominated in U.S. dollars although these balances are frequently held in locations where the U.S. dollar is not the functional currency.
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
We recognized the following depreciation expense (in thousands):

2020	$42,890
2019	45,016
2018	45,155

Table of Content
A summary of our property and equipment as of December 31, is as follows (in thousands):

	2020	2019
Furniture, fixtures, and equipment	$286,277	$283,378
Buildings	93,538	112,410
Corporate aircraft	11,461	11,461
Leasehold improvements	67,037	61,539
Land	19,816	20,146
Construction in progress	853	1,042
Less: accumulated depreciation and amortization	(300,033)	(281,553)
Net property and equipment	$178,949	$208,423

GOODWILL. Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible assets and identifiable intangible assets purchased and liabilities assumed. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (November 30 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. See Note 2, Goodwill and Other Intangible Assets.
OTHER INTANGIBLE ASSETS. Other intangible assets include definite-lived customer lists, trademarks, non-competition agreements, and indefinite-lived trademarks. The definite-lived intangible assets are being amortized using the straight-line method over their estimated lives. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The indefinite-lived trademarks are not amortized. Indefinite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, or annually, at a minimum. See Note 2, Goodwill and Other Intangible Assets.
OTHER ASSETS. Other assets consist primarily of purchased and internally developed software, and the investments related to our nonqualified deferred compensation plan. We amortize software using the straight-line method over three years. We recognized the following amortization expense of purchased and internally developed software (in thousands):

2020	$22,612
2019	17,023
2018	14,688
A summary of our purchased and internally developed software as of December 31, is as follows (in thousands):

	2020	2019
Purchased software	$29,029	$34,026
Internally developed software	127,476	100,894
Less accumulated amortization	(96,891)	(83,158)
Net software	$59,614	$51,762

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

Table of Content
COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) consists primarily of foreign currency translation adjustments. It is presented on our consolidated statements of operations and comprehensive income net of related income tax effects.
STOCK-BASED COMPENSATION. We issue stock awards, including stock options, performance shares, and restricted stock units, to key employees and outside directors. In general, the awards vest over five years, either based on the company’s earnings growth or the passage of time. The related compensation expense for each award is recognized over the appropriate vesting period. The fair value of each share-based payment award is established on the date of grant. For grants of shares and restricted stock units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 12 percent to 22 percent and are calculated using the Black-Scholes option pricing model-protective put method. Changes in expected volatility and risk-free interest rates are the primary reason for changes in the discount.
For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by our stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate, and dividend yield.

NOTE 2: GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
December 31, 2018 balance	$1,016,784	$182,029	$60,109	$1,258,922
Acquisitions	—	25,892	7,771	33,663
Foreign currency translation	(1,214)	499	(110)	(825)
December 31, 2019 balance	1,015,570	208,420	67,770	1,291,760
Acquisitions	176,484	780	—	177,264
Foreign currency translation	11,918	4,782	1,463	18,163
December 31, 2020 balance	$1,203,972	$213,982	$69,233	$1,487,187

Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). As part of our Step Zero Analysis, we considered the impacts of the novel coronavirus (“COVID-19”) pandemic on financial markets and our business operations and determined that the more likely than not criteria had not been met, and therefore a Step One Analysis was not required.
No goodwill or intangible asset impairment has been recorded in any previous or current period presented. Identifiable intangible assets consisted of the following at December 31 (in thousands):

	2020			2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$171,684	$(67,312)	$104,372	$237,335	$(156,879)	$80,456
Trademarks	1,875	(937)	938	—	—	—
Total finite-lived intangibles	173,559	(68,249)	105,310	237,335	(156,879)	80,456
Indefinite-lived intangibles
Trademarks	8,600	—	8,600	10,475	—	10,475
Total intangibles	$182,159	$(68,249)	$113,910	$247,810	$(156,879)	$90,931

Table of Content
Amortization expense for other intangible assets was (in thousands):

2020	$36,225
2019	38,410
2018	36,886

Finite-lived intangible assets, by reportable segment, as of December 31, 2020, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
2021	$8,096	$15,761	$1,607	$25,464
2022	8,096	15,761	669	24,526
2023	8,096	12,944	669	21,709
2024	8,008	3,918	669	12,595
2025	7,857	2,616	669	11,142
Thereafter	9,167	426	281	9,874
Total				$105,310

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
We had no Level 3 assets or liabilities as of and during the periods ended December 31, 2020, or December 31, 2019. There were no transfers between levels during the period.

Table of Content
NOTE 4: FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	December 31, 2020	December 31, 2019	Maturity	December 31, 2020	December 31, 2019
Revolving credit facility	—%	—%	October 2023	$—	$—
Senior Notes, Series A	3.97%	3.97%	August 2023	175,000	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables securitization facility (1)	—%	2.41%	December 2020	—	142,885
Senior Notes (1)	4.20%	4.20%	April 2028	593,301	592,448
Total debt				1,093,301	1,235,333
Less: Current maturities and short-term borrowing				—	(142,885)
Long-term debt				$1,093,301	$1,092,448
________________________________
(1) Net of unamortized discounts and issuance costs.
SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the "Credit Agreement") with a total availability of $1 billion and a maturity date of October 24, 2023. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of December 31, 2020, the variable rate equaled LIBOR plus 1.13 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility ranging from 0.075 percent to 0.200 percent. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
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
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes, Series A, Senior Notes Series B, and Senior Notes Series C, collectively (the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $560.0 million at December 31, 2020. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own risk. If the Notes were recorded at fair value, they would be classified as Level 2.
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

Table of Content
U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On April 26, 2017, we entered into a receivables purchase agreement and related transaction documents with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). On December 17, 2018, we entered into an amendment on the Receivables Securitization Facility, which changed the lending parties to Wells Fargo Bank, N.A. and Bank of America, N.A. and extended the maturity date from April 26, 2019, to December 17, 2020. The Receivables Securitization Facility was based on the securitization of our U.S. trade accounts receivable and provided funding of up to $250 million. The interest rate on borrowings under the Receivables Securitization Facility were based on 30 day LIBOR plus a margin. There was also a commitment fee we were required to pay on any unused portion of the facility. The Receivables Securitization Facility expired on December 17, 2020, and it was not renewed.
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes (“Senior Notes”) through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. The proceeds from the Senior Notes were utilized to pay down the balance on our Credit Agreement. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $710.2 million as of December 31, 2020, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $593.3 million as of December 31, 2020. If the Senior Notes were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy.
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
The Senior Notes were issued under an indenture that contains covenants imposing certain limitations on our ability to incur liens, enter into sales and leaseback transactions above certain limits; and consolidate, merge, or transfer substantially all of our assets and those of our subsidiaries on a consolidated basis. It also provides for customary events of default (subject in certain cases to customary grace and cure periods), which include among other things nonpayment, breach of covenants in the indenture, and certain events of bankruptcy and insolvency. If an event of default occurs and is continuing with respect to the Senior Notes, the trustee or holders of at least 25 percent in principal amount outstanding of the Senior Notes may declare the principal and the accrued and unpaid interest, if any, on all of the outstanding Senior Notes to be due and payable. These covenants and events of default are subject to a number of important qualifications, limitations, and exceptions that are described in the indenture. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which we must adhere.

In addition to the above financing agreements we have a $15 million discretionary line of credit with US Bank of which $8.0 million is currently utilized for standby letters of credit related to insurance collateral as of December 31, 2020. These standby letters of credit are renewed annually and were undrawn as of December 31, 2020.
As of December 31, 2020, we were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, and Senior Notes.

NOTE 5: INCOME TAXES
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
In 2019 we removed our assertion that the unremitted earnings of our foreign subsidiaries were permanently reinvested with limited exceptions. If we repatriated all foreign earnings that are still considered to be permanently reinvested, the estimated effect on income taxes payable would be an increase of approximately $2.0 million as of December 31, 2020.

Table of Content
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in response to the COVID-19 pandemic. The CARES Act allows for a deferral of the employer share of federal payroll taxes otherwise due through December 31, 2020. Under the act, 50 percent of the deferred amount is due December 31, 2021, and the remaining 50 percent is due December 31, 2022. This provision allows us to defer certain federal payroll deposits and invest this cash back into the business without any interest cost. The CARES Act also provides for a tax credit of up to $5,000 related to wages and health benefits provided to an employee whose work from March 17, 2020, through December 31, 2020, was impacted by COVID-19. Through December 31, 2020, we have recognized a payroll deferral and tax credit of $28.5 million and $0.7 million, respectively, under the CARES Act.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent and adding new rules for Global Intangible Low-tax Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”). We have included the tax impact of both GILTI and FDII in our income tax expense for the twelve months ended December 31, 2020 and 2019. The Treasury Department issued final regulatory guidance related to both GILTI and FDII on July 15, 2020. The effective date of these regulations is generally January 1, 2021, absent an election to apply these rules retroactively to a 2018 effective date. We are reviewing these regulations and the potential to elect a 2018 effective date. The impact of this new guidance is not expected to have a material impact on full-year 2020 results.

On September 29, 2020, the Treasury Department issued final and proposed regulations on determining the foreign tax credit, and allocating and apportioning deductions, under the Internal Revenue Code. We are still completing our review of these regulations, but the impact of this new guidance is not expected to have a material impact on our results.

On December 27, 2020, the U.S. government enacted the Consolidated Appropriations Act, 2021. The bill extends several CARES Act provisions, including the employee retention tax credit. It also contains miscellaneous tax provisions effective for tax years beginning after December 31, 2020. The impact of this new guidance does not have a material impact on full-year 2020 results.
Income before provision for income taxes consisted of (in thousands):

	2020	2019	2018
Domestic	$499,384	$649,742	$738,927
Foreign	128,947	92,515	141,346
Total	$628,331	$742,257	$880,273

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2020	2019	2018
Unrecognized tax benefits, beginning of period	$33,938	$31,515	$31,806
Additions based on tax positions related to the current year	3,172	2,212	—
Additions for tax positions of prior years	1,568	2,148	1,662
Reductions for tax positions of prior years	(124)	—	(263)
Lapse in statute of limitations	(2,276)	(1,703)	(1,394)
Settlements	(62)	(234)	(296)
Unrecognized tax benefits, end of the period	$36,216	$33,938	$31,515

Income tax expense considers amounts that may be needed to cover exposures for open tax years. We do not expect any material impact related to open tax years; however, actual settlements may differ from amounts accrued.
As of December 31, 2020, we had $42.3 million of unrecognized tax benefits and related interest and penalties, all of which would affect our effective tax rate if recognized. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease in the next 12 months. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.8 million in the next 12 months due to lapsing of statutes.

Table of Content
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. During the years ended December 31, 2020, 2019, and 2018, we recognized approximately $1.0 million in interest and penalties. We had approximately $6.1 million and $6.0 million for the payment of interest and penalties related to uncertain tax positions accrued within noncurrent income taxes payable as of December 31, 2020 and 2019, respectively. These amounts are not included in the reconciliation above.
The components of the provision for income taxes consist of the following for the years ended December 31 (in thousands):

	2020	2019	2018
Tax provision:
Federal	$99,901	$106,009	$152,627
State	19,825	25,788	38,626
Foreign	40,103	35,899	39,830
	159,829	167,696	231,083
Deferred provision (benefit):
Federal	(28,238)	1,554	(11,969)
State	(5,749)	316	(3,176)
Foreign	(3,932)	(4,277)	(170)
	(37,919)	(2,407)	(15,315)
Total provision	$121,910	$165,289	$215,768

A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate for the years ended December 31, is as follows:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.5	2.8	3.3
Tax Act impact	—	—	0.4
Share-based payment awards	(2.8)	(0.9)	(0.7)
Excess foreign tax credits	(2.2)	(1.5)	—
Foreign	1.3	1.7	0.6
Other	(0.4)	(0.8)	(0.1)
Effective income tax rate	19.4%	22.3%	24.5%

Table of Content
Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):

	2020	2019
Deferred tax assets:
Lease liabilities	$82,982	$77,879
Compensation	60,160	54,226
Accrued expenses	39,987	23,179
Receivables	7,810	5,086
Tax credit carryforward	10,464	—
Other	8,574	7,417
Deferred tax liabilities:
Right-of-use assets	(77,513)	(75,352)
Intangible assets	(81,210)	(73,166)
Accrued revenue	(18,978)	(14,893)
Prepaid assets	(5,732)	(4,660)
Long-lived assets	(12,722)	(15,134)
Foreign withholding tax	(10,222)	(9,259)
Other	(7,142)	(1,614)
Net deferred tax liabilities	$(3,542)	$(26,291)

We had foreign net operating loss carryforwards with a tax effect of $11.0 million as of December 31, 2020, and $11.1 million as of December 31, 2019. The net operating loss carryforwards will expire at various dates from 2021 to 2026, with certain jurisdictions having indefinite carryforward terms. We continually monitor and review the foreign net operating loss carryforwards to determine the ability to realize the deferred tax assets associated with the foreign net operating loss carryforwards. As of December 31, 2020 and 2019, we have recorded a valuation allowance of $7.6 million and $8.5 million, respectively, against the deferred tax asset related to the foreign operating loss carryforwards.

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
COMMON STOCK. Our Certificate of Incorporation authorizes 480,000,000 shares of common stock, par value $0.10 per share. Subject to the rights of preferred stock, which may from time to time be outstanding, holders of common stock are entitled to receive dividends out of funds legally available, when and if declared by the Board of Directors, and to receive their share of the net assets of the company legally available for distribution upon liquidation or dissolution.
For each share of common stock held, stockholders are entitled to one vote on each matter to be voted on by the stockholders, including the election of directors. Holders of common stock are not entitled to cumulative voting. The stockholders do not have preemptive rights. All outstanding shares of common stock are fully paid and nonassessable.

Table of Content
STOCK AWARD PLANS. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized within personnel expenses in our consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	2020	2019	2018
Stock options	$20,162	$16,073	$23,374
Stock awards	20,985	20,170	61,826
Company expense on ESPP discount	2,848	2,840	2,591
Total stock-based compensation expense	$43,995	$39,083	$87,791
On May 9, 2019, our shareholders approved an amendment and restatement of our 2013 Equity Incentive Plan (the "Plan") to increase the number of shares authorized for award by 4,000,000 shares. The Plan allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. At the time our shareholders approved adding additional shares to the plan, a maximum of 17,041,803 shares are available to be granted under this plan. Approximately 2,985,595 shares were available for stock awards under this plan as of December 31, 2020. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash, generally become available again for issuance under the plan.
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
The following schedule summarizes stock option activity in the plans. All outstanding unvested options as of December 31, 2020, relate to time-based grants from 2015 through 2019.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Average Remaining Life (years)
Outstanding at December 31, 2019	7,050,192	$75.40	$44,067	6.4
Grants	1,661,196	72.74
Exercised	(1,420,655)	67.29
Forfeitures	(29,893)	77.59
Outstanding at December 31, 2020	7,260,840	$76.37	$127,065	6.6

Vested at December 31, 2020	4,469,665	$74.29		5.6
Exercisable at December 31, 2020	4,469,665	$74.29		5.6

As of December 31, 2020, unrecognized compensation expense related to stock options was $42.9 million. The amount of future expense to be recognized will be based on the passage of time and the employees' continued employment.
Additional potential dilutive stock options totaling 2,455,138 for 2020 have been excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).
Information on the intrinsic value of options exercised is as follows (in thousands):

2020	$38,551
2019	15,862
2018	16,209

Table of Content
The following table summarizes these unvested stock option grants as of December 31, 2020:

First Vesting Date	Last Vesting Date	Options Granted, Net of Forfeitures	Weighted Average Grant Date Fair Value	Unvested Options
December 31, 2017	December 31, 2021	1,236,538	$12.59	236,978
December 31, 2018	December 31, 2022	1,442,952	14.24	557,792
December 31, 2019	December 31, 2023	1,155,361	20.11	682,789
December 31, 2020	December 31, 2024	1,644,977	13.86	1,313,616
		5,479,828	$14.99	2,791,175
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
Expected Volatility-Expected volatility was determined based on the implied volatility of traded options of our stock and the historical volatility of our stock price.
Expected Term-Expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience and anticipated future exercise patterns, giving consideration to the contractual terms of unexercised stock-based awards.
The fair value per option was estimated using the Black-Scholes option pricing model with the following assumptions:

	2020 Grants	2019 Grants	2018 Grants
Weighted-average risk-free interest rate	1.6%	2.1%	3.1%
Expected dividend yield	2.5%	2.0%	2.0%
Weighted-average volatility	23%	25%	25%
Expected term (in years)	8.91	6.08	6.08
Weighted average fair value per option	$13.88	$17.52	$20.52

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

Table of Content
The following table summarizes our unvested performance-based restricted shares and restricted stock unit grants as of December 31, 2020:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	841,793	$68.68
Granted	405,915	59.34
Vested	—	—
Forfeitures	(145,497)	52.70
Unvested at December 31, 2020	1,102,211	$67.29
The following table summarizes performance based restricted shares and restricted stock units by vesting period:

First Vesting Date	Last Vesting Date	Performance Shares and Stock Units Granted, Net of Forfeitures	Weighted Average Grant Date Fair Value (1)	Unvested Performance Shares and Restricted Stock Units
December 31, 2017	December 31, 2021	336,217	$64.91	159,246
December 31, 2018	December 31, 2022	308,748	74.26	174,300
December 31, 2019	December 31, 2023	364,241	73.81	364,241
December 31, 2020	December 31, 2024	404,424	59.34	404,424
		1,413,630	$67.65	1,102,211
________________________________
(1) Amount shown is the weighted average grant date fair value of performance-based restricted shares and restricted stock units granted, net of forfeitures.
We granted an additional 280,255 performance-based restricted stock units on February 3, 2021. These awards had a weighted average grant date fair value of $74.76 and will vest over a three-year period with a first vesting date of December 31, 2021.
The following table summarizes our unvested time-based restricted share and restricted stock unit grants as of December 31, 2020:

	Number of Restricted Shares and Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	614,441	$68.76
Granted	337,828	59.26
Vested	(304,334)	63.69
Forfeitures	(49,896)	65.67
Unvested at December 31, 2020	598,039	$60.24

We granted an additional 619,689 time-based restricted stock units on February 3, 2021. These awards had a weighted average grant date fair value of $71.28 and will vest over a three-year period with a first vesting date of December 31, 2021.
A summary of the fair value of stock awards vested (in thousands):

2020	$20,985
2019	20,170
2018	61,826
As of December 31, 2020, there was unrecognized compensation expense of $113.1 million related to previously granted stock awards. The amount of future expense to be recognized will be based on the company’s earnings growth and the continued employment of certain key employees.

Table of Content
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

	Shares Purchased By Employees	Aggregate Cost to Employees	Expense Recognized By the Company
2020	236,062	$16,146	$2,848
2019	224,596	16,093	2,840
2018	191,823	14,682	2,591

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

	Shares Repurchased	Total Value of Shares Repurchased
2018 Repurchases	3,319,077	$303,492
2019 Repurchases	3,434,102	306,444
2020 Repurchases	2,542,915	182,745
As of December 31, 2020, there were 7,789,752 shares remaining for repurchase under the current authorization.

NOTE 7: COMMITMENTS AND CONTINGENCIES
EMPLOYEE BENEFIT PLANS. We offer a defined contribution plan, which qualifies under section 401(k) of the Internal Revenue Code and covers all eligible U.S. employees. We can also elect to make matching contributions to the plan. Annual discretionary contributions may also be made to the plan. Defined contribution plan expense, including matching contributions, was approximately (in thousands):

2020	$18,827
2019	42,491
2018	43,172
We contributed a defined contribution match of six percent in 2019 and four percent in 2018. Effective May 22, 2020, we temporarily suspended the employer-matching contribution due to the impacts of the COVID-19 pandemic. The employer-matching contribution was reinstated effective January 1, 2021.
We made a discretionary profit-sharing contribution of two percent of total recognized compensation for eligible participants in 2018. No discretionary profit-sharing contributions were made subsequent to the 2018 contribution.
LEASE COMMITMENTS. We maintain operating leases for office space, warehouses, office equipment, and a small number of intermodal containers. See Note 11, Leases, for further information.
LITIGATION. We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including certain contingent auto liability cases as of December 31, 2020. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

Table of Content
NOTE 8: ACQUISITIONS
Prime Distribution Services
On March 2, 2020, we acquired all of the outstanding shares of Prime Distribution Services (“Prime Distribution”), a leading provider of retail consolidation services in North America, for $222.7 million in cash. This acquisition adds scale and value-added warehouse capabilities to our retail consolidation platform, adding to our global suite of services.
The following is a summary of the allocation of purchase consideration to the estimated fair value of net assets for the acquisition of Prime Distribution (dollars in thousands):

Current assets	$8,879
Property and equipment	7,356
Right-of-use lease assets	35,017
Other intangible assets	55,000
Goodwill	176,484
Total assets	282,736

Current liabilities	12,243
Lease liabilities	35,017
Deferred tax liabilities	12,758
Net assets acquired	$222,718

Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

Estimated Life (years)
Customer relationships	7	$55,000
There was $176.5 million of goodwill recorded related to the acquisition of Prime Distribution. The Prime Distribution goodwill is a result of acquiring and retaining the Prime Distribution workforce and expected synergies from integrating its business into ours. Purchase accounting is considered substantially complete. The goodwill will not be deductible for tax purposes. The acquisition was effective as of February 29, 2020, and therefore the results of operations of Prime Distribution have been included as part of the North American Surface Transportation (“NAST”) segment in our consolidated financial statements since March 1, 2020.
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

Table of Content
Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

Estimated Life (years)
Customer relationships	7	$16,439
There was $26.7 million of goodwill recorded related to the acquisition of Space Cargo. The Space Cargo goodwill is a result of acquiring and retaining the Space Cargo workforce and expected synergies from integrating its business into ours. Purchase accounting is considered final. No goodwill was recognized for Spanish tax purposes from the acquisition. The results of operations of Space Cargo have been included as part of the Global Forwarding segment in our consolidated financial statements since March 1, 2019.

NOTE 9: SEGMENT REPORTING
Our reportable segments are based on our method of internal reporting, which generally segregates the segments by service line and the primary services they provide to our customers. The internal reporting of segments is defined, based in part, on the reporting and review process used by our chief operating decision maker ("CODM"), our Chief Executive Officer. The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies. We do not report our intersegment revenues by reportable segment to our CODM and do not believe they are a meaningful metric for evaluating the performance of our reportable segments. We identify two reportable segments as follows:
•North American Surface Transportation: NAST provides freight transportation services across North America through a network of offices in the United States, Canada, and Mexico. The primary services provided by NAST are truckload and less than truckload ("LTL") transportation services.
•Global Forwarding: Global Forwarding provides global logistics services through an international network of offices in North America, Asia, Europe, Oceania, and South America and also contracts with independent agents worldwide. The primary services provided by Global Forwarding include ocean freight services, air freight services, and customs brokerage.
•All Other and Corporate: All Other and Corporate includes our Robinson Fresh and Managed Services segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses. Robinson Fresh provides sourcing services including the buying, selling, and marketing of fresh fruits, vegetables, and other perishable items. Managed Services provides Transportation Management Services, or Managed TMS®. Other Surface Transportation revenues are primarily earned by our Europe Surface Transportation segment. Europe Surface Transportation provides transportation and logistics services including truckload and groupage services across Europe.
Reportable segment information as of, and for the years ended, December 31, 2020, 2019, and 2018 is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Twelve Months Ended December 31, 2020
Total revenues	$11,312,553	$3,100,525	$1,794,028	$16,207,106
Income (loss) from operations	508,475	175,513	(10,720)	673,268
Depreciation and amortization	25,314	34,550	41,863	101,727
Total assets (1)	2,946,409	1,392,411	805,438	5,144,258
Average headcount	6,811	4,708	3,600	15,119
________________________________
(1) All cash and cash equivalents and certain owned properties are included in All Other and Corporate.

Table of Content

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Twelve Months Ended December 31, 2019
Total revenues	$11,283,692	$2,327,913	$1,697,903	$15,309,508
Income (loss) from operations	722,763	80,527	(13,314)	789,976
Depreciation and amortization	24,508	36,720	39,221	100,449
Total assets(1)	2,550,010	1,021,592	1,069,458	4,641,060
Average headcount	7,354	4,766	3,431	15,551

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Twelve Months Ended December 31, 2018
Total revenues	$12,346,757	$2,487,744	$1,796,671	$16,631,172
Income (loss) from operations	821,844	91,626	(1,387)	912,083
Depreciation and amortization	25,290	35,148	36,291	96,729
Total assets (1)	2,567,120	969,736	890,556	4,427,412
Average headcount	7,387	4,711	3,106	15,204
________________________________
(1) All cash and cash equivalents and certain owned properties are included in All Other and Corporate.
The following table presents our total revenues (based on location of the customer) and long-lived assets (including intangible and other assets) by geographic regions (in thousands):

	For the year ended December 31,
	2020	2019	2018
Total revenues
United States	$13,896,382	$13,143,522	$14,370,454
Other locations	2,310,724	2,165,986	2,260,718
Total revenues	$16,207,106	$15,309,508	$16,631,172

	As of December 31,
	2020(1)	2019(2)	2018
Long-lived assets
United States	$551,511	$489,129	$321,766
Other locations	163,860	206,567	83,657
Total long-lived assets	$715,371	$695,696	$405,423
________________________________
(1) Includes $253.4 million and $66.4 million of right-of-use lease assets within the United States and other locations, respectively.
(2) Includes $216.4 million and $94.4 million of right-of-use lease assets within the United States and other locations, respectively.

Table of Content
NOTE 10: REVENUE FROM CONTRACTS WITH CUSTOMERS
A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the twelve months ended December 31, 2020, 2019, and 2018, as follows (dollars in thousands):

	Twelve Months Ended December 31, 2020
	NAST	Global Forwarding	All Other and Corporate	Total
Major service lines:
Transportation and logistics services(1)	$11,312,553	$3,100,525	$734,484	$15,147,562
Sourcing(2)	—	—	1,059,544	1,059,544
Total	$11,312,553	$3,100,525	$1,794,028	$16,207,106

	Twelve Months Ended December 31, 2019
	NAST	Global Forwarding	All Other and Corporate	Total
Major service lines:
Transportation and logistics services(1)	$11,283,692	$2,327,913	$710,690	$14,322,295
Sourcing(2)	—	—	987,213	987,213
Total	$11,283,692	$2,327,913	$1,697,903	$15,309,508

	Twelve Months Ended December 31, 2018
	NAST	Global Forwarding	All Other and Corporate	Total
Major service lines:
Transportation and logistics services(1)	$12,346,757	$2,487,744	$681,420	$15,515,921
Sourcing(2)	—	—	1,115,251	1,115,251
Total	$12,346,757	$2,487,744	$1,796,671	$16,631,172
________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.

We typically do not receive consideration and amounts are not due from our customer prior to the completion of our performance obligations and as such contract liabilities as of December 31, 2020 and 2019, and revenue recognized in the twelve months ended December 31, 2020, 2019, and 2018, resulting from contract liabilities were not significant. Contract assets and accrued expenses – transportation expense fluctuate from period to period primarily based upon shipments in-transit at period end and the timing of customer invoicing.
Approximately 91 percent, 92 percent, and 91 percent of our total revenues for the twelve months ended December 31, 2020, 2019, and 2018, respectively, are attributable to arranging for the transportation of our customers’ freight for which we transfer control and satisfy our performance obligation over the requisite transit period. A days in transit output method is used to measure the progress of our performance as of the reporting date. We determine the transit period based upon the departure date and the delivery date, which may be estimated if delivery has not occurred as of the reporting date. Determining the transit period and how much of it has been completed as of the reporting date may require management to make judgments that affect the timing of revenue recognized. We have determined that revenue recognition over the transit period provides a faithful depiction of the transfer of goods and services to our customer as our obligation is performed over the transit period. The transaction price for our performance obligation under these arrangements is generally fixed and readily determinable upon contract inception and is not contingent upon the occurrence or non-occurrence of another event.
Approximately seven percent, six percent, and seven percent of our total revenues for the twelve months ended December 31, 2020, 2019, and 2018, respectively, are attributable to buying, selling, and/or marketing of produce including fresh fruits, vegetables, and other value-added perishable items. Total revenues for these transactions are recognized at a point in time upon completion of our performance obligation, which is generally when the produce is received by our customer. The transaction price for our performance obligation under these arrangements is generally fixed and readily determinable upon contract inception and is not contingent upon the occurrence or non-occurrence of another event.

Table of Content
Approximately two percent of our total revenues for the twelve months ended December 31, 2020, 2019, and 2018, respectively, are attributable to value-added logistics services, such as customs brokerage, fee-based managed services, warehousing services, small parcel, and supply chain consulting and optimization services. Total revenues for these services are recognized over time as we complete our performance obligation. Transaction price is determined and allocated to these performance obligations at their fixed fee or agreed upon rate multiplied by their associated measure of progress, which may be transactional volumes, labor hours, or time elapsed.
We expense incremental costs of obtaining customer contracts (i.e., sales commissions) due to the short duration of our arrangements as the amortization period of such amounts is expected to be less than one year. These amounts are included within personnel expenses in our consolidated statements of operations and comprehensive income. In addition, we do not disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied as of the end of the period, as our contracts have an expected length of one year or less. Finally, for certain of our performance obligations such as fee-based managed services, supply chain consulting and optimization services, and warehousing services, we have recognized revenue in the amount for which we have the right to invoice our customer as we have determined this amount corresponds directly with the value provided to the customer for our performance completed to date.

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
Our operating leases are included on the consolidated balance sheets as right-of-use lease assets and lease liabilities. A right-of-use lease asset represents our right to use an underlying asset over the term of a lease, while a lease liability represents our obligation to make lease payments arising from the lease. Current and noncurrent lease liabilities are recognized on commencement date at the present value of lease payments, including non-lease components, which consist primarily of common area maintenance charges. Right-of-use lease assets are also recognized on the commencement date as the total lease liability plus prepaid rents and less any deferred rent liability that existed under ASC 840, Leases, upon transition. As our leases typically do not provide an implicit rate, we use our fully collateralized incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is influenced by market interest rates, our credit rating, and lease term and as such, may differ for individual leases.
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

Table of Content
Information regarding lease expense, remaining lease term, discount rate, and other select lease information is presented below as of December 31, 2020 and 2019, and for the twelve months ended December 31, 2020 and 2019 (dollars in thousands):

	Twelve Months Ended December 31,
Lease Costs	2020	2019
Operating lease expense	$86,451	$68,489
Short-term lease expense	15,130	11,440
Total lease expense	$101,581	$79,929

	Twelve Months Ended December 31,
Other Lease Information	2020	2019
Operating cash outflows from operating leases	$74,177	$66,489
Right-of-use lease assets obtained in exchange for new lease liabilities(1)	95,005	101,966

	As of December 31,
Lease Term and Discount Rate	2020	2019
Weighted average remaining lease term (in years)(1)	6.8	7.8
Weighted average discount rate	3.2%	3.4%
________________________________
(1) The weighted average remaining lease term is significantly impacted by a 15-year lease related to office space in Chicago, IL, that commenced in 2018. Excluding this lease, the weighted average remaining lease term of our agreements is 4.7 years.

The maturity of lease liabilities as of December 31, 2020, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
2021	$75,624
2022	69,980
2023	57,597
2024	39,547
2025	29,935
Thereafter	104,455
Total lease payments	377,138
Less: Interest	(42,392)
Present value of lease liabilities	$334,746

NOTE 12. ALLOWANCE FOR CREDIT LOSSES
We adopted ASU 2016-13, Financial Instruments (Topic 326), as of January 1, 2020. Prior period information was not restated and continues to be presented under guidance effective for those periods. This ASU changes how entities measure credit losses for certain financial assets including accounts receivable by replacing the historical “incurred loss” approach with an “expected loss” model. We have updated our significant accounting policy for allowance for credit losses as described in Note 1, Summary of Significant Accounting Policies.
Our allowance for credit losses is computed using a number of factors including our past credit loss experience, the aging of amounts due from our customers, and our customers' credit ratings, in addition to other customer specific factors. We have also assessed the current macroeconomic environment, including the impact of the COVID-19 pandemic, to determine our ending allowance for credit losses for both accounts receivable and contract assets. The allowance for credit losses on contract assets was not significant.

Table of Content
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below for the twelve months ended December 31, 2020:

Balance, December 31, 2019	$32,838
Provision	16,130
Write-offs	(10,855)
Balance, December 31, 2020	$38,113

Recoveries of amounts previously written off were not significant for the twelve months ended December 31, 2020.

NOTE 13: CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in the Stockholders’ investment on our consolidated balance sheets. The recorded balance at December 31, 2020 and 2019, was $46.0 million and $76.1 million, respectively, and is comprised solely of foreign currency adjustments, net of related income tax effects. Other comprehensive income was $30.2 million for the twelve months ended December 31, 2020, driven primarily by fluctuations in the Australian Dollar and Singapore Dollar, net of related income tax effects of $2.5 million. Other comprehensive loss was $4.2 million for the twelve months ended December 31, 2019, driven primarily by fluctuations in the Chinese Yuan.

NOTE 14: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
RECENTLY ADOPTED ACCOUNTING STANDARDS
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and in November 2018 issued a subsequent amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This update changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update replaces the historical “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The update affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of this amendment that have the contractual right to receive cash. We adopted this standard on January 1, 2020. We have updated our allowance for credit losses, formerly described as our allowance for doubtful accounts, significant accounting policy as a result of adopting the new standard. For additional information, see Note 1, Summary of Significant Accounting Policies. The impact of adoption was not material to our consolidated financial position, results of operations, or cash flows.
RECENTLY ISSUED ACCOUNTING STANDARDS
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional practical expedients to simplify accounting for reference rate reform. Amongst other practical expedients, the update allows for contract modifications due to reference rate reform for certain receivables and debt contracts to be accounted for by prospectively adjusting the effective interest rate. The amendments in this ASU are effective for all entities beginning on March 12, 2020, and companies may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the effects that adoption of this guidance will have on our consolidated financial statements.

Table of Content
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
As of December 31, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, and concluded that it was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

ITEM 9B. OTHER INFORMATION
None

Table of Content
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
ITEM 11. EXECUTIVE COMPENSATION
The information contained under the headings or subheadings “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” “2020 Executive Compensation,” and “Compensation Committee Report” is incorporated in this Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Equity Compensation Plans
The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2020:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders (1)	7,260,840	$76.37	5,551,246
Equity compensation plans not approved by security holders	—	—	—
Total	7,260,840	$76.37	5,551,246
________________________________
(1) Includes stock available for issuance under our Employee Stock Purchase Plan, as well as options, restricted stock granted, and shares that may become subject to future awards under our 2013 Equity Incentive Plan. Specifically, 2,565,651 shares remain available under our Employee Stock Purchase Plan, and 7,260,840 options remain outstanding for future exercise. Under our 2013 Equity Incentive Plan, 2,985,595 shares may become subject to future awards.
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

Table of Content
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained under the heading “Proposal Three: Ratification of the Selection of Independent Auditors” in the Proxy Statement is incorporated in this Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this report:
(1) The Company’s 2020 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.
(2) All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
(b)     Index to Exhibits-Any document incorporated by reference is identified by a parenthetical referencing the SEC filing, which included the document. We will furnish a copy of any Exhibit at no cost to a security holder upon request.

Table of Content
INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Incorporation of the Company (as amended on May 19, 2012, and incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 15, 2012)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 17, 2020)

4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on February 19, 2020)

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

4.4	Form of Global Note representing the 4.200% Notes due 2028 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 in the Company’s Current Report on Form 8-K filed on April 11, 2018)

†10.1	1997 Omnibus Stock Plan (as amended May 18, 2006) (incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A, filed on April 6, 2006)

†10.2	Amended and restated C.H. Robinson Worldwide, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on March 29, 2019)

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

†10.6	C.H. Robinson Worldwide, Inc. 2015 Non-Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A, filed on March 27, 2015)

†10.7	Robinson Companies Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on 10-K for the year ended December 31, 2012)

†10.8	2012 Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

†10.9	2012 Form of Restricted Stock Award for U.S. Managerial Employees (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

†10.10	2012 Form of Restricted Stock Award for Officers (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

†10.11	2012 Form of Time-Based Restricted Stock Unit Award (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

†10.12	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.13	Form of Performance Share Award for Officers (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.14	Form of Performance Share Award for U.S. Managerial Employees (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.15	Form of Time-Based Restricted Stock Unit Award (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.16	Form of Incentive Stock Option (Time-Based U.S.) Agreement (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

Table of Content

†10.17	Form of Key Employee Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

†10.18	Form of Employee Confidentiality and Protection of Business Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

†10.19	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

†10.20	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

†10.21	Form of Key Employee Agreement (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

†10.22	Form of Employee Confidentiality and Protection of Business Agreement (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

*†10.23	Form of Restricted Stock Unit Award Agreement – U.S. Senior Leaders

*†10.24	Form of Performance Stock Unit Award (EPS) Agreement – U.S. Senior Leaders

*†10.25	Form of Performance Stock Unit Award (AGP) Agreement – U.S. Senior Leaders

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*24	Powers of Attorney

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 19, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2020, 2019, and 2018, (ii) Consolidated Balance Sheets as of December 31, 2020 and 2019, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018 (iv) Consolidated Statements of Stockholders’ Investment for the years ended 2020, 2019, and 2018, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text

104	The cover page from the Current Report on Form 10-K formatted in Inline XBRL

*	Filed herewith
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on February 19, 2021.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Chief Legal Officer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2021.

Signature	Title

/s/ ROBERT C. BIESTERFELD, JR.	Chief Executive Officer (Principal Executive Officer)
Robert C. Biesterfeld, Jr.

/s/ MICHAEL P. ZECHMEISTER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Michael P. Zechmeister

*	Chairman of the Board
Scott P. Anderson

*	Director
Kermit Crawford

*	Director
Wayne M. Fortun

*	Director
Timothy C. Gokey

*	Director
Mary J. Steele Guilfoile

*	Director
Jodee Kozlak

*	Director
Brian P. Short

*	Director
James B. Stake

*	Director
Paula Tolliver

*By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Attorney-in-Fact