Form 10-Q
period 2021-03-31
C. H. ROBINSON WORLDWIDE, INC.
filed 2021-04-30
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2021, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 132,988,670.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$217,611	$243,796
Receivables, net of allowance for credit loss of $35,103 and $38,113	2,874,463	2,449,577
Contract assets, net of allowance for credit loss	240,488	197,176
Prepaid expenses and other	77,547	51,152
Total current assets	3,410,109	2,941,701
Property and equipment, net of accumulated depreciation and amortization	174,119	178,949
Goodwill	1,483,560	1,487,187
Other intangible assets, net of accumulated amortization	105,969	113,910
Right-of-use lease assets	313,463	319,785
Deferred tax assets	24,572	18,640
Other assets	84,831	84,086
Total assets	$5,596,623	$5,144,258

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,399,464	$1,195,099
Outstanding checks	76,241	88,265
Accrued expenses:
Compensation	110,003	138,460
Transportation expense	177,618	153,574
Income taxes	71,056	43,700
Other accrued liabilities	150,337	154,460
Current lease liabilities	66,188	66,174
Current portion of debt	250,000	—
Total current liabilities	2,300,907	1,839,732

Long-term debt	1,093,517	1,093,301
Noncurrent lease liabilities	262,559	268,572
Noncurrent income taxes payable	24,682	26,015
Deferred tax liabilities	32,236	22,182
Other long-term liabilities	14,535	14,523
Total liabilities	3,728,436	3,264,325
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,206 and 179,232 shares issued, 133,243 and 134,298 outstanding	13,324	13,430
Additional paid-in capital	568,209	566,022
Retained earnings	4,476,532	4,372,833
Accumulated other comprehensive loss	(53,284)	(45,998)
Treasury stock at cost (45,963 and 44,934 shares)	(3,136,594)	(3,026,354)
Total stockholders’ investment	1,868,187	1,879,933
Total liabilities and stockholders’ investment	$5,596,623	$5,144,258
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Transportation	$4,560,227	$3,542,118
Sourcing	243,642	262,890
Total revenues	4,803,869	3,805,008
Costs and expenses:
Purchased transportation and related services	3,881,285	3,000,113
Purchased products sourced for resale	220,204	236,942
Personnel expenses	360,835	330,220
Other selling, general, and administrative expenses	118,216	128,293
Total costs and expenses	4,580,540	3,695,568
Income from operations	223,329	109,440
Interest and other expense	(11,260)	(15,228)
Income before provision for income taxes	212,069	94,212
Provision for income taxes	38,764	16,066
Net income	173,305	78,146
Other comprehensive loss, net of tax	(7,286)	(32,195)
Comprehensive income	$166,019	$45,951

Basic net income per share	$1.29	$0.58
Diluted net income per share	$1.28	$0.57

Basic weighted average shares outstanding	134,508	135,474
Dilutive effect of outstanding stock awards	1,237	495
Diluted weighted average shares outstanding	135,745	135,969
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2020	134,298	$13,430	$566,022	$4,372,833	$(45,998)	$(3,026,354)	$1,879,933
Net income				173,305			173,305
Foreign currency adjustments, net of tax					(7,286)		(7,286)
Dividends declared, $0.51 per share				(69,606)			(69,606)
Stock issued for employee benefit plans	357	36	(21,805)			18,766	(3,003)
Issuance of restricted stock, net of forfeitures	(26)	(3)	3				—
Stock-based compensation expense	—	—	23,989			—	23,989
Repurchase of common stock	(1,386)	(139)				(129,006)	(129,145)
Balance March 31, 2021	133,243	13,324	568,209	4,476,532	(53,284)	(3,136,594)	1,868,187

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2019	134,895	$13,490	$546,646	$4,144,834	$(76,149)	$(2,958,091)	$1,670,730
Net income				78,146			78,146
Foreign currency adjustments, net of tax					(32,195)		(32,195)
Dividends declared, $0.51 per share				(69,871)			(69,871)
Stock issued for employee benefit plans	343	34	(24,192)			21,632	(2,526)
Issuance of restricted stock, net of forfeitures	321	32	(32)				—
Stock-based compensation expense	—	—	11,397			—	11,397
Repurchase of common stock	(973)	(97)				(68,466)	(68,563)
Balance March 31, 2020	134,586	13,459	533,819	4,153,109	(108,344)	(3,004,925)	1,587,118
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$173,305	$78,146
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	23,278	24,393
Provision for credit losses	(1,250)	5,675
Stock-based compensation	23,989	11,397
Deferred income taxes	3,869	1,622
Excess tax benefit on stock-based compensation	(7,853)	(3,737)
Other operating activities	488	788
Changes in operating elements, net of acquisitions:
Receivables	(437,862)	(133,142)
Contract assets	(43,495)	8,713
Prepaid expenses and other	(26,692)	(11,038)
Accounts payable and outstanding checks	206,237	98,946
Accrued compensation	(27,977)	(23,879)
Accrued transportation expense	24,044	(7,294)
Accrued income taxes	34,087	5,196
Other accrued liabilities	(1,959)	1,829
Other assets and liabilities	1,099	884
Net cash (used for) provided by operating activities	(56,692)	58,499

INVESTING ACTIVITIES
Purchases of property and equipment	(5,435)	(7,841)
Purchases and development of software	(8,071)	(6,862)
Acquisitions, net of cash acquired	—	(223,617)
Net cash used for investing activities	(13,506)	(238,320)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	17,709	11,269
Stock tendered for payment of withholding taxes	(20,712)	(13,795)
Repurchase of common stock	(130,204)	(68,563)
Cash dividends	(70,030)	(69,871)
Proceeds from short-term borrowings	816,000	765,600
Payments on short-term borrowings	(566,000)	(587,600)
Net cash provided by financing activities	46,763	37,040

Effect of exchange rates on cash and cash equivalents	(2,750)	(10,505)
Net change in cash and cash equivalents	(26,185)	(153,286)
Cash and cash equivalents, beginning of period	243,796	447,858
Cash and cash equivalents, end of period	$217,611	$294,572
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
Consistent with SEC rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read the condensed consolidated financial statements and related notes in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2020.
RECENTLY ISSUED ACCOUNTING STANDARDS
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional practical expedients to simplify accounting for reference rate reform. Amongst other practical expedients, the update allows for contract modifications due to reference rate reform for certain receivables and debt contracts to be accounted for by prospectively adjusting the effective interest rate. The amendments in this ASU are effective for all entities beginning on March 12, 2020, and companies may elect to apply the amendments prospectively through December 31, 2022. As of March 31, 2021 the Company has not utilized any of the expedients discussed within this ASU. We will continue to assess our agreements to determine if LIBOR is included and if the expedients will be utilized during the allowed period through December 31, 2022.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance, December 31, 2020	$1,203,972	$213,982	$69,233	$1,487,187
Acquisitions	243	—	—	243
Translation	(1,974)	(1,386)	(510)	(3,870)
Balance March 31, 2021	$1,202,241	$212,596	$68,723	$1,483,560

Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). We considered whether there were any changes in circumstances indicating that our goodwill might be impaired, including consideration of the impacts of the novel coronavirus

(“COVID-19”) on financial markets and our business operations, and determined the more likely than not criteria had not been met, and therefore a Step One Analysis was not required as of March 31, 2021.
Identifiable intangible assets consisted of the following (in thousands):

	March 31, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$170,223	$(72,854)	$97,369	$171,684	$(67,312)	$104,372
Trademarks	—	—	—	1,875	(937)	938
Total finite-lived intangibles	170,223	(72,854)	97,369	173,559	(68,249)	105,310
Indefinite-lived intangibles
Trademarks	8,600	—	8,600	8,600	—	8,600
Total intangibles	$178,823	$(72,854)	$105,969	$182,159	$(68,249)	$113,910
Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Amortization expense	$7,086	$8,376
Finite-lived intangible assets, by reportable segment, as of March 31, 2021, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Remaining 2021	$6,132	$11,687	$479	$18,298
2022	8,096	15,582	639	24,317
2023	8,096	12,787	639	21,522
2024	7,944	3,815	639	12,398
2025	7,857	2,500	639	10,996
Thereafter	9,167	406	265	9,838
Total				$97,369

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
We had no Level 3 assets or liabilities as of and during the periods ended March 31, 2021 and December 31, 2020. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	March 31, 2021	December 31, 2020	Maturity	March 31, 2021	December 31, 2020
Revolving credit facility	1.21%	—%	October 2023	$250,000	$—
Senior Notes, Series A	3.97%	3.97%	August 2023	175,000	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Senior Notes (1)	4.20%	4.20%	April 2028	593,517	593,301
Total debt				1,343,517	1,093,301
Less: Current maturities and short-term borrowing				(250,000)	—
Long-term debt				$1,093,517	$1,093,301
____________________________________________
(1) Net of unamortized discounts and issuance costs.

SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the "Credit Agreement") with a total availability of $1 billion and a maturity date of October 24, 2023. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of applicable LIBOR plus 1.13 percent). In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility ranging from 0.075 percent to 0.200 percent. The recorded amount of borrowings outstanding, if any, approximates fair value because of the short maturity period of the debt.
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
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes, Series A, Senior Notes Series B, and Senior Notes Series C (collectively the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $544.6 million at March 31, 2021.
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

SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes ("Senior Notes") through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $677.3 million as of March 31, 2021, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $593.5 million as of March 31, 2021.
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
The Senior Notes were issued under an indenture that contains covenants imposing certain limitations on our ability to incur liens or enter into sale and leaseback transactions above certain limits; and consolidate, or merge or transfer substantially all of our assets and those of our subsidiaries on a consolidated basis. It also provides for customary events of default (subject in certain cases to customary grace and cure periods), which include among other things nonpayment, breach of covenants in the indenture, and certain events of bankruptcy and insolvency. If an event of default occurs and is continuing with respect to the Senior Notes, the trustee or holders of at least 25 percent in principal amount outstanding of the Senior Notes may declare the principal and the accrued and unpaid interest, if any, on all of the outstanding Senior Notes to be due and payable. These covenants and events of default are subject to a number of important qualifications, limitations, and exceptions that are described in the indenture. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which we must adhere.
In addition to the above financing agreements, we have a $15 million discretionary line of credit with US Bank of which $8 million is currently utilized for standby letters of credit related to insurance collateral as of March 31, 2021. These standby letters of credit are renewed annually and were undrawn as of March 31, 2021.
We estimate the fair value of our financing arrangements primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our risk. These are considered Level 2 financial liabilities.
U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
We had a receivables securitization facility (the “Receivables Securitization Facility”) that expired on December 17, 2020 and was not renewed. The Receivables Securitization Facility was based on the securitization of certain of our U.S. trade accounts receivable and provided funding of up to $250 million. The trade accounts receivable under the facility were owned by C.H. Robinson Receivables LLC and were not available to the creditors of C.H. Robinson Worldwide, Inc., and our subsidiaries. The interest rate on borrowings under the Receivables Securitization Facility was based on one-month LIBOR plus 0.65 percent. There was also a commitment fee we were required to pay on any unused portion of the facility.
NOTE 5. INCOME TAXES
Our effective tax rate for the three months ended March 31, 2021 and 2020 was 18.3 percent and 17.1 percent, respectively. The effective income tax rate for the three months ended March 31, 2021 was lower than the statutory federal income tax rate primarily due to the tax impact of share-based payment awards, which reduced the effective tax rate by 3.2 percentage points. Taxes on foreign earnings also contributed to a lower federal income tax rate, reducing our effective tax rate in the three months ended March 31, 2021 by 1.7 percentage points. These impacts were partially offset by state income tax expense, which increased the effective income tax rate. For the three months ended March 31, 2020, our effective tax rate was lower than the statutory federal income tax rate primarily due to the tax impact of share-based payment awards, which reduced the effective tax rate by 3.6 percentage points, and foreign tax impacts but were partially offset by state income tax expense, which increased the effective tax rate.

We have asserted that the unremitted earnings of a limited number of our foreign subsidiaries are permanently reinvested to support expansion of our international business. If we repatriated all foreign earnings that are considered to be permanently reinvested, the estimated effect on income taxes payable would be an increase of approximately $2.0 million as of March 31, 2021.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in response to the COVID-19 pandemic. The CARES Act allows for a deferral of the employer share of federal payroll taxes otherwise due through December 31, 2020. 50 percent of the deferred amount is due December 31, 2021 and the remaining 50 percent is due December 31, 2022. This provision allows us to defer certain federal payroll deposits and invest this cash back into the business without any interest cost. The CARES Act also provides for a tax credit related to wages and health benefits provided to an employee whose work from March 17, 2020 through June 30, 2021 was impacted by COVID-19. The Consolidated Appropriations Act signed into law on December 27, 2020, extended the tax credit through June 30, 2021, and increased the maximum credit per employee from $5,000 per year in 2020 to $7,000 per quarter in 2021. Through March 31, 2021, we have recognized a payroll deferral and tax credit of $28.5 million and $0.7 million, respectively, under the CARES Act and The Consolidated Appropriations Act. We will continue evaluating the impact of both acts over the remainder of 2021.

As of March 31, 2021, we have $41.8 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $2.6 million in the next 12 months due to the lapsing of statutes of limitations. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2014. We are currently under an Internal Revenue Service audit for 2015, 2016 and 2017 tax years.
NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	$3,967	$5,013
Stock awards	18,948	5,403
Company expense on ESPP discount	1,074	981
Total stock-based compensation expense	$23,989	$11,397

On May 9, 2019, our shareholders approved an amendment and restatement of our 2013 Equity Incentive Plan (the “Plan”) to increase the number of shares authorized for award by 4,000,000 shares. The Plan allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 17,041,803 shares can be granted under this plan following the amendment and restatement. Approximately 1,782,168 shares were available for stock awards under the plan as of March 31, 2021. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the plan.
Stock Options - We have awarded stock options to certain key employees through 2020. The fair value of these options was established based on the market price on the date of grant calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates were the primary reasons for changes in the fair value. These grants are being expensed based on the terms of the awards. As of March 31, 2021, unrecognized compensation expense related to stock options was $38.8 million. The amount of future expense to be recognized will be based on the passage of time and the employees' continued employment.
Stock Awards - We have awarded performance-based restricted shares through 2020. We have also awarded performance-based restricted stock units and time-based restricted stock units to certain key employees and non-employee directors. Performance-based awards are subject to certain vesting requirements based on our earnings and adjusted gross profit growth. Time-based awards vest primarily based on the employee's continued employment. The awards also contain restrictions on the awardees’ ability to sell or transfer vested awards for a specified period of time. The fair value of these awards is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 12 percent to 23 percent and are calculated using the Black-Scholes option pricing model-protective put method. Differences in post-holding restrictions, measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.

We granted 280,255 performance-based restricted stock units and 619,689 time-based restricted stock units on February 3, 2021. The performance-based and time-based awards had a weighted average grant date fair value of $74.76 and $71.28, respectively, and are eligible to vest over a three-year period with a first vesting date of December 31, 2021. The performance-based awards vest based on our earnings and adjusted gross profit growth and include an upside opportunity of 200% upon attaining established earnings and adjusted gross profit growth targets.
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
As of March 31, 2021, there was unrecognized compensation expense of $157.0 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings and adjusted gross profit growth, and certain other conditions.
Employee Stock Purchase Plan - Our 1997 Employee Stock Purchase Plan ("ESPP") allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. Purchase price is determined using the closing price on the last day of each quarter discounted by 15 percent. Shares vest immediately. The following is a summary of the employee stock purchase plan activity (dollars in thousands):

Three Months Ended March 31, 2021
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
75,029	$6,086	$1,074

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

Current assets	$8,879
Property and equipment	7,356
Right-of-use lease assets	35,017
Other intangible assets	55,000
Goodwill	176,727
Total assets	282,979

Current liabilities	12,243
Lease liabilities	35,017
Deferred tax liabilities	13,001
Net assets acquired	$222,718

Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

Estimated Life (years)
Customer relationships	7	$55,000
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
NOTE 9. SEGMENT REPORTING
Our reportable segments are based on our method of internal reporting, which generally segregates the segments by service line and the primary services they provide to our customers. We identify two reportable segments in addition to All Other and Corporate as summarized below:
•North American Surface Transportation—NAST provides freight transportation services across North America through a network of offices in the United States, Canada, and Mexico. The primary services provided by NAST include truckload and less than truckload (“LTL”) transportation services.
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

Reportable segment information as of, and for the three months ended March 31, 2021 and 2020, is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended March 31, 2021
Total revenues	$3,211,423	$1,156,039	$436,407	$4,803,869
Income (loss) from operations	136,784	90,589	(4,044)	223,329
Depreciation and amortization	6,625	5,649	11,004	23,278
Total assets(1)	3,218,084	1,582,967	795,572	5,596,623
Average headcount	6,537	4,735	3,725	14,997

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended March 31, 2020
Total revenues	$2,823,745	$530,384	$450,879	$3,805,008
Income (loss) from operations	98,526	11,959	(1,045)	109,440
Depreciation and amortization	5,254	9,149	9,990	24,393
Total assets(1)	2,942,719	934,625	970,976	4,848,320
Average headcount	7,038	4,824	3,588	15,450
_________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.

NOTE 10. REVENUE FROM CONTRACTS WITH CUSTOMERS

A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$3,211,423	$1,156,039	$192,765	$4,560,227
Sourcing(2)	—	—	243,642	243,642
Total	$3,211,423	$1,156,039	$436,407	$4,803,869

	Three Months Ended March 31, 2020
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$2,823,745	$530,384	$187,989	$3,542,118
Sourcing(2)	—	—	262,890	262,890
Total	$2,823,745	$530,384	$450,879	$3,805,008
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration and amounts are not due from our customer prior to the completion of our performance obligation and as such contract liabilities, as of March 31, 2021, and revenue recognized in the three months ended March 31, 2021 and 2020 resulting from contract liabilities, were not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon shipments in-transit at period end.

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

We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of March 31, 2021.

Information regarding lease expense, remaining lease term, discount rate, and other select lease information is presented below as of March 31, 2021, and for the three months ended March 31, 2021 (dollars in thousands):

	Three Months Ended March 31,
Lease Costs	2021	2020
Operating lease expense	$21,562	$19,974
Short-term lease expense	1,601	2,572
Total lease expense	$23,163	$22,546

	Three Months Ended March 31,
Other Lease Information	2021	2020
Operating cash flows from operating leases	$21,114	$19,112
Right-of-use lease assets obtained in exchange for new lease liabilities	15,253	60,281

Lease Term and Discount Rate	As of March 31, 2021
Weighted average remaining lease term (in years)(1)	6.7
Weighted average discount rate	3.1%
____________________________________________
(1) The weighted average remaining lease term is significantly impacted by a 15-year lease related to office space in Chicago, IL, that commenced in 2018. Excluding this lease, the weighted average remaining lease term of our agreements is 4.6 years.

The maturities of lease liabilities as of March 31, 2021, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2021	$55,864
2022	73,152
2023	60,689
2024	41,169
2025	31,071
Thereafter	107,345
Total lease payments	369,290
Less: Interest	(40,543)
Present value of lease liabilities	$328,747

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
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below for the three months ended March 31, 2021:

Balance, December 31, 2020	$38,113
Provision	(1,434)
Write-offs	(1,576)
Balance, March 31, 2021	$35,103

Recoveries of amounts previously written off were not significant for the three months ended March 31, 2021.
NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' investment on our condensed consolidated balance sheets. The recorded balance at March 31, 2021 and December 31, 2020, was $53.3 million and $46.0 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency adjustments, net of related income tax effects at March 31, 2021 and December 31, 2020. Other comprehensive loss was $7.3 million and $32.2 million for the three months ended March 31, 2021 and 2020, respectively. Other comprehensive loss consisted of foreign currency adjustments, including foreign currency translation, net of related income tax effects of $1.0 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes.
FORWARD-LOOKING INFORMATION
Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions or dispositions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include, but are not limited to, changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; fuel price increases or decreases, or fuel shortages; competition and growth rates within the global logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; cyber-security related risks; risks associated with operations outside of the United States; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks related to the elimination of LIBOR; risks associated with the potential impact of changes in government regulations; risks associated with the produce industry, including food safety and contamination issues; the impact of war on the economy; changes to our capital structure; changes due to catastrophic events including pandemics such as COVID-19, and other risks and uncertainties, detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 19, 2021 as well as the updates to these risk factors included in Part II—“Item 1A, Risk Factors,” herein.
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

	Three Months Ended March 31,
	2021		2020
Revenues:
Transportation	$4,560,227		$3,542,118
Sourcing	243,642		262,890
Total revenues	4,803,869		3,805,008
Costs and expenses:
Purchased transportation and related services	3,881,285		3,000,113
Purchased products sourced for resale	220,204		236,942
Direct internally developed software amortization	4,647		3,745
Total direct costs	4,106,136		3,240,800
Gross profit / Gross profit margin	697,733	14.5%	564,208	14.8%
Plus: Direct internally developed software amortization	4,647		3,745
Adjusted gross profit / Adjusted gross profit margin	$702,380	14.6%	$567,953	14.9%

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

	Three Months Ended March 31,
	2021	2020

Total revenues	$4,803,869	$3,805,008
Operating income	223,329	109,440
Operating margin	4.6%	2.9%

Adjusted gross profit	$702,380	$567,953
Operating income	223,329	109,440
Adjusted operating margin	31.8%	19.3%

MARKET TRENDS
The North American surface transportation market continues to be impacted by tightening carrier capacity driven by an ongoing shortage of long-haul drivers. The demand for transportation has continued to improve as businesses attempt to replenish low inventory levels to meet rising consumer demand fueled by the re-opening of the economy and additional fiscal stimulus. These conditions have resulted in historically high pricing for purchased transportation. Industry freight volumes, as measured by the Cass Freight Index, increased approximately 7.5 percent during the first quarter of 2021 compared to the first quarter of 2020. One of the metrics we use to measure market conditions is the truckload routing guide depth from our Managed Services business. Routing guide depth represents the number of carriers contacted prior to acceptance when procuring a transportation provider. The average routing guide depth of tender in the first quarter of 2021 was 1.7, representing that on average, the first or second carrier in a shipper's routing guide was executing the shipment in most cases. This routing guide penetration compares to 1.2 in the first quarter of 2020 and is reflective of the increasingly tight carrier capacity in the first quarter of 2021. As capacity continues to tighten and routing guides continue to degrade more loads move to the spot market driving sharp increases in purchased transportation costs.
The global forwarding market continues to face unprecedented disruptions due to port congestion, shipping container shortages, and the ongoing air freight capacity shortage caused by a reduction of commercial flights resulting from the COVID-19 pandemic. These disruptions combined with strong demand across most industries, most notably retail, have resulted in significant increases in purchased transportation costs for both ocean and air freight. In addition, the ongoing air freight capacity shortage has continued to result in an increase in charter flights and larger than normal shipment sizes.
BUSINESS TRENDS
Our first quarter of 2021 surface transportation results are largely consistent with the overall market trends summarized above, although we did experience volume increases slightly below the industry trends as measured by the Cass Freight Index. Industry freight volumes increased approximately 7.5 percent compared to our combined NAST truckload and less than truckload ("LTL") volume increase of 7.0 percent per business day. We continued to work with our customers to meet our contractual commitments during the first quarter of 2021 while adapting our pricing to reflect the rising cost environment. The improving demand and tight carrier capacity conditions resulted in our average truckload linehaul cost per mile, excluding fuel costs, increasing 33.5 percent in the first quarter of 2021. Our average truckload linehaul rate charged to our customers, excluding fuel surcharges, increased approximately 33.0 percent in the first quarter of 2021.
In our global forwarding business, we continued to experience significant increases in purchased transportation costs for both ocean and air freight due to the disruptions and capacity shortages impacting the global forwarding market. This along with increased volumes has resulted in triple digit percentage growth in both total revenue and cost of transportation for our ocean and air freight service lines. Ocean volumes increased 27.0 percent with strong growth in all regions we serve driven by higher award sizes from existing customers, new customer growth, and the adverse impact the COVID-19 pandemic had on ocean volumes in the first quarter of 2020.
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
SIGNIFICANT DEVELOPMENTS
During the three months ended March 31, 2021, our financial results and operations were impacted by the COVID-19 pandemic described above and discussed throughout Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The extent to which the COVID-19 pandemic impacts our financial results and operations for the remainder of 2021 and going forward will depend on future developments which are highly uncertain and cannot be predicted, including fluctuations in the severity of the outbreak and the actions being taken to contain and treat it.
We have taken a variety of measures to ensure the availability, continuity, and security of our critical infrastructure, ensure the health and safety of our employees around the globe, and provide service and supply chain continuity to our customers and contracted carriers in order to deliver critical and essential goods and services. We continue to follow public and private sector policies and initiatives to reduce the transmission of COVID-19, such as requiring social distancing, wearing a mask, and limiting the number of employees to less than 50 percent capacity when in the office, in addition to the elimination of all non-essential travel. We have also adopted work-from-home arrangements, and as of March 31, 2021, over 80 percent of our employees were working remotely executing their duties and responsibilities. We do not believe these policies and initiatives will adversely impact our operations.

Due to the ongoing uncertainty around the severity and duration of the outbreak, we are not able at this time to estimate the impact COVID-19 may have on our financial results and operations for the remainder of 2021 and going forward. However, the impact could be material in all business segments and could be material during any future period affected either directly or indirectly by this pandemic. Many businesses continue to experience reduced production and output which could result in a decrease in freight volumes across a number of industries which may reduce our contractual and spot-market opportunities. In addition, a significant number of our contracted carriers may reduce their capacity or charge higher prices in light of the volatile market conditions which may reduce our adjusted gross profit margins as we honor our contractual freight rates.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select first quarter 2021 year-over-year operating comparisons to first quarter 2020:
•Total revenues increased 26.3 percent to $4.8 billion, driven primarily by higher pricing and higher volume across most of our service lines.
•Gross profits increased 23.7 percent to $697.7 million. Adjusted gross profits increased 23.7 percent to $702.4 million, primarily driven by higher pricing in our truckload, ocean and air service lines, higher volume in our ocean, LTL and air service lines and contributions from the acquisition of Prime Distribution.
•Personnel expenses increased 9.3 percent to $360.8 million, primarily driven by higher incentive compensation costs. Average headcount decreased 2.9 percent, despite the Prime acquisition contributing approximately one percentage point of growth.
•Other selling, general, and administrative (“SG&A”) expenses decreased 7.9 percent to $118.2 million primarily due to lower travel expenses and credit losses.
•Income from operations totaled $223.3 million, up 104.1 percent due to the increase in adjusted gross profits.
•Adjusted operating margin of 31.8 percent increased 1,250 basis points.
•Interest and other expenses totaled $11.3 million, consisting primarily of $12.2 million of interest expense, which decreased $0.4 million versus last year due to a lower average debt balance and a lower average interest rate. The first quarter also included a $2.9 million unfavorable impact from foreign currency revaluation and realized foreign currency gains and losses.
•The effective tax rate in the quarter was 18.3 percent compared to 17.1 percent in the first quarter last year. This increase was primarily due to higher profits.
•Diluted earnings per share (EPS) increased 124.6 percent to $1.28.
•Cash flow from operations decreased $115.2 million driven by a large increase in working capital during the three months ended March 31, 2021.

CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020	% change
Revenues:
Transportation	$4,560,227	$3,542,118	28.7%
Sourcing	243,642	262,890	(7.3)%
Total revenues	4,803,869	3,805,008	26.3%
Costs and expenses:
Purchased transportation and related services	3,881,285	3,000,113	29.4%
Purchased products sourced for resale	220,204	236,942	(7.1)%
Personnel expenses	360,835	330,220	9.3%
Other selling, general, and administrative expenses	118,216	128,293	(7.9)%
Total costs and expenses	4,580,540	3,695,568	23.9%
Income from operations	223,329	109,440	104.1%
Interest and other expense	(11,260)	(15,228)	(26.1)%
Income before provision for income taxes	212,069	94,212	125.1%
Provision for income taxes	38,764	16,066	141.3%
Net income	$173,305	$78,146	121.8%

Diluted net income per share	$1.28	$0.57	124.6%

Average headcount	14,997	15,450	(2.9)%

Adjusted gross profit margin percentage(1)
Transportation	14.9%	15.3%	(0.4) pts
Sourcing	9.6%	9.9%	(0.3) pts
Total adjusted gross profit margin	14.6%	14.9%	(0.3) pts
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.

A reconciliation of our reportable segments to our consolidated results can be found in Note 9, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.

Consolidated Results of Operations—Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Total revenues and direct costs. Total transportation revenues increased driven by increased pricing in our truckload, ocean, and air freight service lines in addition to increased volumes in our ocean and LTL service lines. The increased pricing in truckload, ocean and air freight was driven by tightening carrier capacity as discussed above in the market trends section. These increases were partially offset by a decrease in truckload volumes. Total purchased transportation and related services increased, driven by higher average truckload linehaul costs per mile and higher costs of capacity in the ocean and air freight service lines, in addition to higher volumes in the ocean and LTL service lines. Our sourcing total revenue and purchased products sourced for resale decreased due to lower pricing and costs per case and a decline in volume.

Gross profits and adjusted gross profits. Our transportation adjusted gross profit increased due to improved pricing in truckload and the strong performance of our ocean and air freight service lines in addition to volume increases in LTL. Our transportation adjusted gross profit margin decreased driven by declines across most service lines but was partially offset by improved adjusted gross profit margin in truckload. Sourcing adjusted gross profit decreased due to a decrease in case volumes and lower adjusted gross profit per case in the retail industry.
Operating expenses. Personnel expenses increased primarily due to increases in incentive compensation which was partially offset by a decrease in average headcount. Average headcount decreased 2.9 percent, despite the Prime Distribution acquisition contributing approximately one percentage point of growth. SG&A expenses decreased due to lower travel expenses and credit losses.
Interest and other expense. Interest and other expense primarily consisted of interest expense of $12.2 million in the first quarter of 2021 and a $2.9 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses. These expenses were partially offset by a $2.9 million local government subsidy in Asia for achieving specified performance criteria that was almost entirely offset by a reduction in foreign tax credits within the provision for income taxes. Interest expense decreased modestly driven by a lower average debt balance and a lower average interest rate in the first quarter of 2021 compared to the first quarter of 2020. The first quarter of 2020 included a $2.9 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses.
Provision for income taxes. Our effective income tax rate was 18.3 percent for the first quarter of 2021 compared to 17.1 percent for the first quarter of 2020. The effective income tax rate for the first quarter ended March 31, 2021, was lower than the statutory federal income tax rate primarily due to the tax impact of share-based payment awards, which reduced the effective tax rate by 3.2 percentage points. Taxes on foreign earnings also contributed to a lower federal income tax rate, reducing our effective tax rate in the three months ended March 31, 2021 by 1.7 percentage points. These impacts were partially offset by state income tax expense, which increased the effective income tax rate. The effective income tax rate for the first quarter of 2020 was lower than the statutory federal income tax rate due to the tax impact of share-based payment awards, which reduced the effective tax rate by 3.6 percentage points, and foreign tax benefits recorded in the three months ended March 31, 2020 but were partially offset by state income taxes, net of federal benefit and foreign income taxes.

NAST Segment Results of Operations

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	% change
Total revenues	$3,211,423	$2,823,745	13.7%
Costs and expenses:
Purchased transportation and related services	2,790,315	2,450,967	13.8%
Personnel expenses	183,929	172,832	6.4%
Other selling, general, and administrative expenses	100,395	101,420	(1.0)%
Total costs and expenses	3,074,639	2,725,219	12.8%
Income from operations	$136,784	$98,526	38.8%

	Three Months Ended March 31,
	2021	2020	% change
Average headcount	6,537	7,038	(7.1)%
Service line volume statistics
Truckload			(6.5)%
LTL			15.0%

Adjusted gross profits(1)
Truckload	$280,304	$243,686	15.0%
LTL	120,117	112,330	6.9%
Other	20,687	16,762	23.4%
Total adjusted gross profits	$421,108	$372,778	13.0%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Total revenues and direct costs. NAST total revenues and direct costs increased due to increased pricing in truckload and increased volumes in our LTL service line. The increased pricing in truckload was driven by tightening carrier capacity as discussed above in the market trends section. These increases were partially offset by a decrease in truckload volumes. Total purchased transportation and related services increased, driven by higher average truckload linehaul costs per mile in addition to higher volumes in the LTL service line.
Gross profits and adjusted gross profits. NAST truckload adjusted gross profits increased driven primarily by improved pricing in truckload and volume increases in LTL. The improved pricing in truckload was the result of an increase in spot market opportunities and continued progress repricing our contractual truckload business to reflect the rising cost environment. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, increased approximately 33.0 percent in the first quarter of 2021 compared to the first quarter of 2020. Our truckload transportation costs, excluding fuel surcharges, increased approximately 33.5 percent.
NAST LTL adjusted gross profits increased due to increased volumes including those due to acquisition, partially offset by lower adjusted gross profit per transaction. The acquisition of Prime Distribution contributed 3.0 percentage points to LTL adjusted gross profit growth in the first quarter of 2021.
NAST other adjusted gross profits increased primarily due to incremental warehousing services related to the acquisition of Prime Distribution.
Operating expenses. NAST personnel expense increased primarily due to increases in incentive compensation which were partially offset by a decrease in average headcount. The acquisition of Prime Distribution contributed 2.5 percentage points of growth to NAST average headcount. NAST SG&A expenses decreased slightly due to a reduction in the reserve for credit loss, decreases in other purchased services, and reduced travel expenses. These decreases were largely offset by an increase from the ongoing expenses of Prime Distribution. The operating expenses of NAST and all other segments include allocated corporate expenses.

Global Forwarding Segment Results of Operations

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	% change
Total revenues	$1,156,039	$530,384	118.0%
Costs and expenses:
Purchased transportation and related services	941,739	402,070	134.2%
Personnel expenses	81,009	70,893	14.3%
Other selling, general, and administrative expenses	42,702	45,462	(6.1)%
Total costs and expenses	1,065,450	518,425	105.5%
Income from operations	$90,589	$11,959	657.5%

	Three Months Ended March 31,
	2021	2020	% change
Average headcount	4,735	4,824	(1.8)%
Service line volume statistics
Ocean			27.0%
Air			7.0%
Customs			13.5%

Adjusted gross profits(1)
Ocean	$135,396	$69,810	93.9%
Air	45,247	26,877	68.3%
Customs	24,223	21,193	14.3%
Other	9,434	10,434	(9.6)%
Total adjusted gross profits	$214,300	$128,314	67.0%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Total revenues and direct costs. Global Forwarding total revenues and direct costs increased driven by significantly higher pricing and volumes in our ocean service line and, to a lesser extent, higher pricing and volumes in our air freight service line. The increased ocean pricing was driven by the significant disruptions impacting the industry resulting in tightening carrier capacity combined with strong demand as discussed above in the market trends section. Air freight pricing continued to be significantly impacted by reduced cargo capacity due to fewer commercial flights resulting from the COVID-19 pandemic, an increase in charter flights, and larger than normal shipment sizes which has created an environment with unusually high pricing.
Gross profits and adjusted gross profits. Ocean transportation adjusted gross profits increased driven by significantly higher pricing and an increase in volumes. Air transportation adjusted gross profits also increased primarily due to higher pricing and to a lesser extent increased volumes. Customs adjusted gross profits increased driven by an increase in transaction volume.
Operating expenses. Personnel expenses increased driven by an increase in incentive compensation due to the strong adjusted gross profit growth in the first quarter of 2021. This increase was partially offset by a decrease in average headcount. SG&A expenses decreased driven by lower amortization and travel expenses.

All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	% change
Total revenues	$436,407	$450,879	(3.2)%
Income from operations	(4,044)	(1,045)	N/M

Adjusted gross profits(1)
Robinson Fresh	24,948	27,458	(9.1)%
Managed Services	25,556	22,527	13.4%
Other Surface Transportation	16,468	16,876	(2.4)%
Total adjusted gross profits	$66,972	$66,861	0.2%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Total revenues decreased driven by lower pricing and a decline in volume within our Robinson Fresh business.
Robinson Fresh adjusted gross profits declined due to a decrease in case volumes and lower adjusted gross profit per case in the retail industry. Managed Services adjusted gross profits increased driven by increased transaction volumes. Other Surface Transportation adjusted gross profits decreased as a result of a decline in Europe truckload volumes.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (dollars in thousands):

Description	Carrying Value as of March 31, 2021	Borrowing Capacity	Maturity
Revolving credit facility	$250,000	$1,000,000	October 2023
Senior Notes, Series A	175,000	175,000	August 2023
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Senior Notes (1)	593,517	600,000	April 2028
Total debt	$1,343,517	$2,350,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.

We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases.
Cash and cash equivalents totaled $217.6 million as of March 31, 2021 and $243.8 million as of December 31, 2020. Cash and cash equivalents held outside the United States totaled $204.8 million as of March 31, 2021 and $230.9 million as of December 31, 2020.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.

The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	% change
Sources (uses) of cash:
Cash (used for) provided by operating activities	$(56,692)	$58,499	(196.9)%

Capital expenditures	(13,506)	(14,703)
Acquisitions, net of cash acquired	—	(223,617)
Cash used for investing activities	(13,506)	(238,320)	(94.3)%

Repurchase of common stock	(130,204)	(68,563)
Cash dividends	(70,030)	(69,871)
Net borrowings on debt	250,000	178,000
Other financing activities	(3,003)	(2,526)
Cash provided by financing activities	46,763	37,040	26.3%
Effect of exchange rates on cash and cash equivalents	(2,750)	(10,505)
Net change in cash and cash equivalents	$(26,185)	$(153,286)

Cash flow from operating activities. Cash flow from operating activities decreased significantly during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to unfavorable changes in working capital. The unfavorable changes in working capital were primarily related to a sequential increase in accounts receivable and contract assets partially offset by a related increase in accounts payable and accrued transportation expense. Both increases were driven by higher pricing and volumes in nearly all service lines during the first quarter of 2021. Despite the increase in accounts receivables, we are not seeing a deterioration in the quality of our accounts receivables balance, and the results of the quarter include sequential and year-over-year improvements in credit losses and the percent of accounts receivable that are past due. Additionally, given the COVID-19 pandemic, we are closely monitoring credit and collections activities to minimize risk as well as working with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.
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
Cash used for financing activities. Net borrowings on debt in the three months ended March 31, 2021 and 2020 were to fund working capital needs. The increase in cash used for share repurchases was due to an increase in the number of shares repurchased during the three months ended March 31, 2021 as we temporarily suspended our share repurchase activity near the end of the first quarter of 2020 as we continued to assess the impacts of the COVID-19 pandemic. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions. Over the long term, we remain committed to our quarterly dividend and share repurchases to enhance shareholder value. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We may seek to retire or purchase our outstanding Senior Notes through open market cash purchases, privately negotiated transactions or otherwise.
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
As of March 31, 2021, we were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, and Senior Notes.

Recently Issued Accounting Pronouncements
Refer to Note 1, Basis of Presentation, contained in this quarterly report and in the company's 2020 Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the company's 2020 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of March 31, 2021, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the company’s 2020 Annual Report on Form 10-K for a complete discussion on the company’s market risk. As of March 31, 2021 there were no material changes in market risk from those disclosed in the company’s 2020 Annual Report on Form 10-K.
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

As of March 31, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal controls over financial reporting.
There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors disclosed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the company during the quarter ended March 31, 2021 of shares of the company's common stock.

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
January 2021	445,490	$94.78	430,000	7,359,752
February 2021	654,418	90.00	448,599	6,911,153
March 2021	512,642	95.07	507,619	6,403,534
First Quarter 2021	1,612,550	$92.93	1,386,218	6,403,534
(1) The total number of shares purchased based on trade date includes: (i) 1,386,218 shares of common stock purchased under the authorization described below; and (ii) 226,332 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(2) In May 2018, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of March 31, 2021, there were 6,403,534 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3. DEFAULTS ON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended March 31, 2021 formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the company for the period ended March 31, 2021 formatted in Inline XBRL (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2021.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Robert C. Biesterfeld, Jr.
Robert C. Biesterfeld, Jr.
Chief Executive Officer

By:	/s/ Michael P. Zechmeister
Michael P. Zechmeister
Chief Financial Officer