Form 10-Q
period 2021-06-30
C. H. ROBINSON WORLDWIDE, INC.
filed 2021-07-30
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2021, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 131,711,746.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$172,803	$243,796
Receivables, net of allowance for credit loss of $35,430 and $38,113	3,166,769	2,449,577
Contract assets, net of allowance for credit loss	292,760	197,176
Prepaid expenses and other	90,230	51,152
Total current assets	3,722,562	2,941,701
Property and equipment, net of accumulated depreciation and amortization	174,194	178,949
Goodwill	1,493,711	1,487,187
Other intangible assets, net of accumulated amortization	103,640	113,910
Right-of-use lease assets	299,313	319,785
Deferred tax assets	26,057	18,640
Other assets	87,087	84,086
Total assets	$5,906,564	$5,144,258

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,622,947	$1,195,099
Outstanding checks	66,421	88,265
Accrued expenses:
Compensation	150,393	138,460
Transportation expense	226,741	153,574
Income taxes	29,711	43,700
Other accrued liabilities	153,092	154,460
Current lease liabilities	65,859	66,174
Current portion of debt	271,215	—
Total current liabilities	2,586,379	1,839,732

Long-term debt	1,095,798	1,093,301
Noncurrent lease liabilities	249,068	268,572
Noncurrent income taxes payable	25,968	26,015
Deferred tax liabilities	28,642	22,182
Other long-term liabilities	14,539	14,523
Total liabilities	4,000,394	3,264,325
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,207 and 179,232 shares issued, 132,135 and 134,298 outstanding	13,213	13,430
Additional paid-in capital	597,788	566,022
Retained earnings	4,601,227	4,372,833
Accumulated other comprehensive loss	(53,446)	(45,998)
Treasury stock at cost (47,072 and 44,934 shares)	(3,252,612)	(3,026,354)
Total stockholders’ investment	1,906,170	1,879,933
Total liabilities and stockholders’ investment	$5,906,564	$5,144,258
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Transportation	$5,240,448	$3,348,611	$9,800,675	$6,890,729
Sourcing	292,278	279,235	535,920	542,125
Total revenues	5,532,726	3,627,846	10,336,595	7,432,854
Costs and expenses:
Purchased transportation and related services	4,519,305	2,762,590	8,400,590	5,762,703
Purchased products sourced for resale	264,245	250,803	484,449	487,745
Personnel expenses	362,901	300,483	723,736	630,703
Other selling, general, and administrative expenses	125,671	125,183	243,887	253,476
Total costs and expenses	5,272,122	3,439,059	9,852,662	7,134,627
Income from operations	260,604	188,787	483,933	298,227
Interest and other expense	(13,497)	(10,211)	(24,757)	(25,439)
Income before provision for income taxes	247,107	178,576	459,176	272,788
Provision for income taxes	53,318	34,637	92,082	50,703
Net income	193,789	143,939	367,094	222,085
Other comprehensive (loss) income, net of tax	(162)	24,253	(7,448)	(7,942)
Comprehensive income	$193,627	$168,192	$359,646	$214,143

Basic net income per share	$1.45	$1.07	$2.74	$1.64
Diluted net income per share	$1.44	$1.06	$2.71	$1.64

Basic weighted average shares outstanding	133,275	135,010	133,888	135,241
Dilutive effect of outstanding stock awards	1,581	600	1,388	535
Diluted weighted average shares outstanding	134,856	135,610	135,276	135,776
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2020	134,298	$13,430	$566,022	$4,372,833	$(45,998)	$(3,026,354)	$1,879,933
Net income				173,305			173,305
Foreign currency adjustments					(7,286)		(7,286)
Dividends declared, $0.51 per share				(69,606)			(69,606)
Stock issued for employee benefit plans	357	36	(21,805)			18,766	(3,003)
Issuance of restricted stock, net of forfeitures	(26)	(3)	3				—
Stock-based compensation expense	—	—	23,989			—	23,989
Repurchase of common stock	(1,386)	(139)				(129,006)	(129,145)
Balance March 31, 2021	133,243	13,324	568,209	4,476,532	(53,284)	(3,136,594)	1,868,187
Net income				193,789			193,789
Foreign currency adjustments					(162)		(162)
Dividends declared, $0.51 per share				(69,094)			(69,094)
Stock issued for employee benefit plans	250	25	418			16,151	16,594
Stock-based compensation expense	—	—	29,161			—	29,161
Repurchase of common stock	(1,358)	(136)				(132,169)	(132,305)
Balance June 30, 2021	132,135	$13,213	$597,788	$4,601,227	$(53,446)	$(3,252,612)	$1,906,170

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2019	134,895	$13,490	$546,646	$4,144,834	$(76,149)	$(2,958,091)	$1,670,730
Net income				78,146			78,146
Foreign currency adjustments					(32,195)		(32,195)
Dividends declared, $0.51 per share				(69,871)			(69,871)
Stock issued for employee benefit plans	343	34	(24,192)			21,632	(2,526)
Issuance of restricted stock, net of forfeitures	321	32	(32)				—
Stock-based compensation expense	—	—	11,397			—	11,397
Repurchase of common stock	(973)	(97)				(68,466)	(68,563)
Balance March 31, 2020	134,586	13,459	533,819	4,153,109	(108,344)	(3,004,925)	1,587,118
Net income				143,939			143,939
Foreign currency adjustments					24,253		24,253
Dividends declared, $0.51 per share				(69,791)			(69,791)
Stock issued for employee benefit plans	138	13	(1,165)			9,007	7,855
Stock-based compensation expense	—	—	10,954			—	10,954
Balance June 30, 2020	134,724	$13,472	$543,608	$4,227,257	$(84,091)	$(2,995,918)	$1,704,328
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$367,094	$222,085
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	46,215	50,151
Provision for credit losses	(36)	9,374
Stock-based compensation	53,150	22,351
Deferred income taxes	(2,474)	(729)
Excess tax benefit on stock-based compensation	(9,367)	(11,999)
Other operating activities	933	12,341
Changes in operating elements, net of acquisitions:
Receivables	(717,340)	(48,937)
Contract assets	(96,154)	(22,451)
Prepaid expenses and other	(38,971)	8,744
Accounts payable and outstanding checks	406,875	220,276
Accrued compensation	12,115	12,312
Accrued transportation expense	73,167	20,284
Accrued income taxes	(4,431)	14,423
Other accrued liabilities	210	(6,345)
Other assets and liabilities	1,612	3,763
Net cash provided by operating activities	92,598	505,643

INVESTING ACTIVITIES
Purchases of property and equipment	(12,856)	(11,621)
Purchases and development of software	(16,981)	(13,418)
Acquisitions, net of cash acquired	(14,749)	(223,230)
Other investing activities	—	5,525
Net cash used for investing activities	(44,586)	(242,744)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	36,674	20,295
Stock tendered for payment of withholding taxes	(23,083)	(14,966)
Repurchase of common stock	(262,904)	(68,563)
Cash dividends	(139,756)	(137,104)
Proceeds from short-term borrowings	1,661,000	979,600
Payments on short-term borrowings	(1,390,038)	(1,122,600)
Net cash used for financing activities	(118,107)	(343,338)

Effect of exchange rates on cash and cash equivalents	(898)	(5,183)
Net change in cash and cash equivalents	(70,993)	(85,622)
Cash and cash equivalents, beginning of period	243,796	447,858
Cash and cash equivalents, end of period	$172,803	$362,236
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional practical expedients to simplify accounting for reference rate reform. Amongst other practical expedients, the update allows for contract modifications due to reference rate reform for certain receivables and debt contracts to be accounted for by prospectively adjusting the effective interest rate. The amendments in this ASU are effective for all entities beginning on March 12, 2020, and companies may elect to apply the amendments prospectively through December 31, 2022. As of June 30, 2021, we have not utilized any of the expedients discussed within this ASU. We will continue to assess our agreements to determine if LIBOR is included and if the expedients will be utilized during the allowed period through December 31, 2022.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance, December 31, 2020	$1,203,972	$213,982	$69,233	$1,487,187
Acquisitions	243	—	10,754	10,997
Foreign currency translation	(2,948)	(760)	(765)	(4,473)
Balance June 30, 2021	$1,201,267	$213,222	$79,222	$1,493,711

Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). We considered whether there were any changes in circumstances indicating that our goodwill might be impaired, including consideration of the impacts of the novel coronavirus

(“COVID-19”) on financial markets and our business operations, and determined the more likely than not criteria had not been met, and therefore a Step One Analysis was not required as of June 30, 2021.
Identifiable intangible assets consisted of the following (in thousands):

	June 30, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$173,571	$(78,531)	$95,040	$171,684	$(67,312)	$104,372
Trademarks	—	—	—	1,875	(937)	938
Total finite-lived intangibles	173,571	(78,531)	95,040	173,559	(68,249)	105,310
Indefinite-lived intangibles
Trademarks	8,600	—	8,600	8,600	—	8,600
Total intangibles	$182,171	$(78,531)	$103,640	$182,159	$(68,249)	$113,910
Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization expense	$6,200	$9,655	$13,286	$18,031
Finite-lived intangible assets, by reportable segment, as of June 30, 2021, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Remaining 2021	$4,048	$7,752	$597	$12,397
2022	8,096	15,505	1,195	24,796
2023	8,096	12,744	1,195	22,035
2024	7,996	3,867	1,195	13,058
2025	7,857	2,530	1,195	11,582
Thereafter	9,167	411	1,594	11,172
Total				$95,040

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
We had no Level 3 assets or liabilities as of and during the periods ended June 30, 2021 and December 31, 2020. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	June 30, 2021	December 31, 2020	Maturity	June 30, 2021	December 31, 2020
Revolving credit facility	1.22%	—%	October 2023	$271,000	$—
Senior Notes, Series A	3.97%	3.97%	August 2023	175,000	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Combinex credit facility	2.14%	—%	January 2027	2,280	—
Senior Notes (1)	4.20%	4.20%	April 2028	593,733	593,301
Total debt				1,367,013	1,093,301
Less: Current maturities and short-term borrowing				(271,215)	—
Long-term debt				$1,095,798	$1,093,301
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
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes, Series A, Senior Notes Series B, and Senior Notes Series C (collectively the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $549.3 million at June 30, 2021.
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

COMBINEX CREDIT FACILITY
On June 3, 2021, we assumed a credit facility as part of our acquisition of Combinex Holding B.V. (“Combinex”) with total availability of approximately $3.6 million and a maturity date of January 18, 2027. Borrowings under the Combinex credit facility bear interest at 2.14 percent. For more information regarding the Combinex acquisition, refer to Note 8, Acquisitions.
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes ("Senior Notes") through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $686.0 million as of June 30, 2021, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $593.7 million as of June 30, 2021.
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
In addition to the above financing agreements, we have a $15 million discretionary line of credit with US Bank of which $8 million is currently utilized for standby letters of credit related to insurance collateral as of June 30, 2021. These standby letters of credit are renewed annually and were undrawn as of June 30, 2021.
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

NOTE 5. INCOME TAXES
Our effective tax rate for the three months ended June 30, 2021 and 2020 was 21.6 percent and 19.4 percent, respectively, and our effective tax rate for the six months ended June 30, 2021 and 2020 was 20.1 percent and 18.6 percent, respectively. The effective income tax rate for the three months ended June 30, 2021 was higher than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit which increased our effective tax rate by 2.0 percentage points. This impact on the tax rate was partially offset by foreign tax impacts. The effective income tax rate for the six months ended June 30, 2021 was lower than the statutory federal income tax rate primarily due to share-based payment awards, which reduced the effective tax rate by 1.5 percentage points, the combined tax impact of Global Intangible Low-tax Income ("GILTI") and Foreign Derived Intangible Income ("FDII"), which reduced the effective tax rate by 0.6 percentage points, and foreign tax impacts, which reduced the effective tax rate by 0.5 percentage points. These impacts were partially offset by state income tax expense, net of federal benefit, which increased the effective tax rate. For the three and six months ended June 30, 2020, our effective tax rate was lower than the statutory federal income tax rate primarily due to the tax impact of share-based payment awards, including the tax benefit from the delivery of a one-time deferred stock award that was granted to the company's prior Chief Executive Officer in 2000, which reduced the effective tax rate by 4.5 percentage points and 4.2 percentage points, respectively. This impact was partially offset by state income tax expense, net of federal benefit, which increased the effective tax rate.

We have asserted that the unremitted earnings of a limited number of our foreign subsidiaries are permanently reinvested to support expansion of our international business. If we repatriated all foreign earnings that are considered to be permanently reinvested, the estimated effect on income taxes payable would be an increase of approximately $2.0 million as of June 30, 2021.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in response to the COVID-19 pandemic. The CARES Act allowed for a deferral of the employer share of federal payroll taxes otherwise due through December 31, 2020. 50 percent of the deferred amount is due December 31, 2021 and the remaining 50 percent is due December 31, 2022. This provision allowed us to defer certain federal payroll deposits and invest this cash back into the business without any interest cost. The CARES Act also provided for a tax credit related to wages and health benefits provided to an employee whose work from March 17, 2020 through June 30, 2021 was impacted by COVID-19. The Consolidated Appropriations Act signed into law on December 27, 2020, extended the tax credit through June 30, 2021, and increased the maximum credit per employee from $5,000 per year in 2020 to $7,000 per quarter in 2021. Through June 30, 2021, we have recognized a payroll deferral and tax credit of $28.5 million and $0.7 million, respectively, under the CARES Act and The Consolidated Appropriations Act. We will continue evaluating the impact of both acts over the remainder of 2021.

As of June 30, 2021, we have $43.0 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $6.2 million in the next 12 months due to the lapsing of statutes of limitations. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2014. We are currently under an Internal Revenue Service audit for 2015, 2016 and 2017 tax years.
NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$4,027	$5,025	$7,994	$10,038
Stock awards	24,401	5,291	43,349	10,694
Company expense on ESPP discount	733	638	1,807	1,619
Total stock-based compensation expense	$29,161	$10,954	$53,150	$22,351

On May 9, 2019, our shareholders approved an amendment and restatement of our 2013 Equity Incentive Plan (the “Plan”) to increase the number of shares authorized for award by 4,000,000 shares. The Plan allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 17,041,803 shares can be granted under this plan following the amendment and restatement. Approximately 1,798,328 shares were available for stock awards under the plan as of June 30, 2021. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the plan.
Stock Options - We have awarded stock options to certain key employees through 2020. The fair value of these options was established based on the market price on the date of grant calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates were the primary reasons for changes in the fair value. These grants are being expensed based on the terms of the awards. As of June 30, 2021, unrecognized compensation expense related to stock options was $34.8 million. The amount of future expense to be recognized will be based on the passage of time and the employees' continued employment.
Stock Awards - We have awarded performance-based restricted shares through 2020. We have also awarded performance-based restricted stock units and time-based restricted stock units to certain key employees and non-employee directors. Performance-based awards are subject to certain vesting requirements based on our earnings and adjusted gross profit growth. Time-based awards vest primarily based on the employee's continued employment. The awards also contain restrictions on the awardees’ ability to sell or transfer vested awards for a specified period of time. The fair value of these awards is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 12 percent to 24 percent and are calculated using the Black-Scholes option pricing model-protective put method. Differences in post-holding restrictions, measured stock price volatility and interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.
We granted 280,255 performance-based restricted stock units and 619,689 time-based restricted stock units on February 3, 2021. The performance-based and time-based awards had a weighted average grant date fair value of $74.76 and $71.28, respectively, and are eligible to vest over a three-year period with a first vesting date of December 31, 2021. The performance-based awards vest based on our earnings and adjusted gross profit growth and include an upside opportunity of 200 percent upon attaining established earnings and adjusted gross profit growth targets.
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
As of June 30, 2021, there was unrecognized compensation expense of $131.9 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings and adjusted gross profit growth, and certain other conditions.
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

Three Months Ended June 30, 2021
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
52,157	$4,153	$733

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

NOTE 8. ACQUISITIONS
Combinex Holding B.V.
On June 3, 2021 we acquired all of the outstanding shares of Combinex to strengthen our European road transportation presence. Total purchase consideration, net of cash acquired was $14.7 million, which was paid in cash.
Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

Estimated Life (years)
Customer relationships	7	$3,942
There was $10.8 million of goodwill recorded related to the acquisition of Combinex. The Combinex goodwill is a result of acquiring and retaining the Combinex workforce and expected synergies from integrating its business into ours. Purchase accounting is considered preliminary. The goodwill will not be deductible for tax purposes. The results of operations of Combinex have been included as part of the All Other and Corporate segment in our consolidated financial statements since June 3, 2021.
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

Reportable segment information as of, and for the three and six months ended June 30, 2021 and 2020, is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended June 30, 2021
Total revenues	$3,585,481	$1,450,794	$496,451	$5,532,726
Income from operations	151,092	108,212	1,300	260,604
Depreciation and amortization	6,534	6,276	10,127	22,937
Total assets(1)	3,278,540	1,852,473	775,551	5,906,564
Average headcount	6,580	4,909	3,916	15,405

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended June 30, 2020
Total revenues	$2,475,292	$707,820	$444,734	$3,627,846
Income (loss) from operations	136,846	58,775	(6,834)	188,787
Depreciation and amortization	7,201	9,206	9,351	25,758
Total assets(1)	2,793,290	1,029,203	1,003,196	4,825,689
Average headcount	6,960	4,726	3,608	15,294

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Six Months Ended June 30, 2021
Total revenues	$6,796,904	$2,606,833	$932,858	$10,336,595
Income (loss) from operations	287,876	198,801	(2,744)	483,933
Depreciation and amortization	13,159	11,925	21,131	46,215
Total assets(1)	3,278,540	1,852,473	775,551	5,906,564
Average headcount	6,578	4,832	3,823	15,233

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Six Months Ended June 30, 2020
Total revenues	$5,299,037	$1,238,204	$895,613	$7,432,854
Income (loss) from operations	235,372	70,734	(7,879)	298,227
Depreciation and amortization	12,455	18,355	19,341	50,151
Total assets(1)	2,793,290	1,029,203	1,003,196	4,825,689
Average headcount	6,981	4,763	3,594	15,338
_________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.

NOTE 10. REVENUE FROM CONTRACTS WITH CUSTOMERS

A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30, 2021
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$3,585,481	$1,450,794	$204,173	$5,240,448
Sourcing(2)	—	—	292,278	292,278
Total	$3,585,481	$1,450,794	$496,451	$5,532,726

	Three Months Ended June 30, 2020
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$2,475,292	$707,820	$165,499	$3,348,611
Sourcing(2)	—	—	279,235	279,235
Total	$2,475,292	$707,820	$444,734	$3,627,846

	Six Months Ended June 30, 2021
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$6,796,904	$2,606,833	$396,938	$9,800,675
Sourcing(2)	—	—	535,920	535,920
Total	$6,796,904	$2,606,833	$932,858	$10,336,595

	Six Months Ended June 30, 2020
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$5,299,037	$1,238,204	$353,488	$6,890,729
Sourcing(2)	—	—	542,125	542,125
Total	$5,299,037	$1,238,204	$895,613	$7,432,854
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration and amounts are not due from our customer prior to the completion of our performance obligation and as such contract liabilities, as of June 30, 2021, and revenue recognized in the three and six months ended June 30, 2021 and 2020 resulting from contract liabilities, were not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon shipments in-transit at period end.
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

We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of June 30, 2021.

Information regarding lease expense, remaining lease term, discount rate, and other select lease information is presented below as of June 30, 2021, and for the three and six months ended June 30, 2021 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs	2021	2020	2021	2020
Operating lease expense	$21,459	$21,508	$43,021	$41,482
Short-term lease expense	1,462	4,027	3,063	6,599
Total lease expense	$22,921	$25,535	$46,084	$48,081

	Six Months Ended June 30,
Other Lease Information	2021	2020
Operating cash flows from operating leases	$42,495	$38,655
Right-of-use lease assets obtained in exchange for new lease liabilities	18,299	70,993

Lease Term and Discount Rate	As of June 30, 2021
Weighted average remaining lease term (in years)(1)	6.6
Weighted average discount rate	3.1%
____________________________________________
(1) The weighted average remaining lease term is significantly impacted by a 15-year lease related to office space in Chicago, IL, that commenced in 2018. Excluding this lease, the weighted average remaining lease term of our agreements is 4.5 years.

The maturities of lease liabilities as of June 30, 2021, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2021	$35,276
2022	75,020
2023	61,688
2024	41,950
2025	31,565
Thereafter	107,570
Total lease payments	353,069
Less: Interest	(38,142)
Present value of lease liabilities	$314,927

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
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below for the six months ended June 30, 2021:

Balance, December 31, 2020	$38,113
Provision	(607)
Write-offs	(2,076)
Balance, June 30, 2021	$35,430

Recoveries of amounts previously written off were not significant for the three and six months ended June 30, 2021.
NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' investment on our condensed consolidated balance sheets. The recorded balance at June 30, 2021 and December 31, 2020, was $53.4 million and $46.0 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency adjustments at June 30, 2021 and December 31, 2020.
Other comprehensive loss and income was $0.2 million and $24.3 million for the three months ended June 30, 2021 and 2020, respectively. Other comprehensive loss was $7.4 million and $7.9 million for the six months ended June 30, 2021 and 2020, respectively. Other comprehensive loss and income consisted of foreign currency adjustments, including foreign currency translation, for the three and six months ended June 30, 2021 and 2020.

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

OVERVIEW
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the world's largest logistics platforms. Our mission is to improve the world's supply chains through our people, processes, and technology by delivering exceptional value to our customers and suppliers. We provide freight transportation services and logistics solutions to companies of all sizes in a wide variety of industries. We operate through a network of offices in North America, Europe, Asia, Oceania, and South America. We offer a global suite of services using tailored, market-leading solutions built by and for supply chain experts. Our global network of supply chain experts work with our customers to drive better supply chain outcomes by leveraging our experience, data, digital solutions, and scale.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Revenues:
Transportation	$5,240,448		$3,348,611		$9,800,675		$6,890,729
Sourcing	292,278		279,235		535,920		542,125
Total revenues	5,532,726		3,627,846		10,336,595		7,432,854
Costs and expenses:
Purchased transportation and related services	4,519,305		2,762,590		8,400,590		5,762,703
Purchased products sourced for resale	264,245		250,803		484,449		487,745
Direct internally developed software amortization	4,802		3,991		9,449		7,736
Total direct costs	4,788,352		3,017,384		8,894,488		6,258,184
Gross profit / Gross profit margin	744,374	13.5%	610,462	16.8%	1,442,107	14.0%	1,174,670	15.8%
Plus: Direct internally developed software amortization	4,802		3,991		9,449		7,736
Adjusted gross profit / Adjusted gross profit margin	$749,176	13.5%	$614,453	16.9%	$1,451,556	14.0%	$1,182,406	15.9%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Total revenues	$5,532,726	$3,627,846	$10,336,595	$7,432,854
Operating income	260,604	188,787	483,933	298,227
Operating margin	4.7%	5.2%	4.7%	4.0%

Adjusted gross profit	$749,176	$614,453	$1,451,556	$1,182,406
Operating income	260,604	188,787	483,933	298,227
Adjusted operating margin	34.8%	30.7%	33.3%	25.2%

MARKET TRENDS
The North American surface transportation market continues to be impacted by tight carrier capacity due to driver availability challenges and strong demand resulting in historically high pricing for purchased transportation. Industry freight volumes, as measured by the Cass Freight Index, increased approximately 30 percent during the second quarter of 2021 compared to the second quarter of 2020. The second quarter of 2020 was significantly impacted by the COVID-19 pandemic and restrictions in place to control the outbreak which drove down industry freight volumes by approximately 21 percent in the prior year. One of the metrics we use to measure market conditions is the truckload routing guide depth from our Managed Services business. Routing guide depth represents the number of carriers contacted prior to acceptance when procuring a transportation provider. The average routing guide depth of tender in the second quarter of 2021 was 1.7, representing that on average, the first or second carrier in a shipper's routing guide was executing the shipment in most cases. This routing guide penetration compares to 1.2 in the second quarter of 2020 and is reflective of the tight carrier capacity in the second quarter of 2021. As capacity continues to tighten and routing guides continue to degrade more loads move to the spot market driving sharp increases in purchased transportation costs.
The global forwarding market continues to experience strong demand which is outpacing supply in addition to unprecedented disruptions due to port congestion and shipping container shortages. These disruptions combined with strong demand across most industries, most notably retail, have resulted in significant increases in purchased transportation costs for both ocean and air freight. Due to the unprecedented challenges in the ocean freight market conversions to air freight have become increasingly common. This resulted in a continued increase in charter flights and larger than normal shipment sizes as traditional air freight capacity remains strained by a reduction of commercial flights since the beginning of the COVID-19 pandemic.
BUSINESS TRENDS
Our second quarter of 2021 surface transportation results are largely consistent with the overall market trends summarized above, although our volume changes did not experience the significant volatility seen in the industry as measured by the Cass Freight Index. Industry freight volumes increased approximately 30 percent compared to a 21 percent decline in the second quarter of 2020. Our combined NAST truckload and less than truckload ("LTL") volume increase of 16.0 percent compared to a 3.0 percent decrease in the second quarter of 2020. We have continued to work with our customers to meet our contractual commitments since the beginning of the COVID-19 pandemic which has resulted in a higher than normal percentage of shipments with negative adjusted gross profit margins and less volatility in our combined NAST truckload and LTL volumes as compared to the Cass Freight Index. We continue to reshape our portfolio by adapting our pricing to reflect the rising cost environment and participating to a greater extent in the spot market. The strong demand and tight carrier capacity conditions resulted in our average truckload linehaul cost per mile, excluding fuel costs, increasing 47.5 percent in the second quarter of 2021. Our average truckload linehaul rate charged to our customers, excluding fuel surcharges, increased approximately 42.0 percent in the second quarter of 2021.
In our global forwarding business, we continued to experience significant increases in purchased transportation costs for both ocean and air freight due to the disruptions and capacity shortages impacting the global forwarding market. This along with increased volumes has resulted in strong growth in both total revenue and cost of transportation for our ocean and air freight services. Ocean volumes increased 29.0 percent with strong growth in all regions we serve driven by higher award sizes from existing customers, new customer growth, and the adverse impact of the COVID-19 pandemic on the second quarter of 2020 results. In addition, we experienced strong growth in our air freight services driven by ocean freight conversions resulting from the significant disruptions experienced in the industry.
On March 2, 2020, we acquired all of the outstanding shares of Prime Distribution Services (“Prime Distribution”), a leading provider of retail consolidation services in North America for $222.7 million in cash. This acquisition adds scale and value-added warehouse capabilities to our retail consolidation platform, adding to our global suite of services. The acquisition was effective as of February 29, 2020, and therefore the results of operations of Prime Distribution have been included as part of the North American Surface Transportation segment in our consolidated financial statements since March 1, 2020. On June 3, 2021, we acquired Combinex Holding B.V. (“Combinex”) to further expand our European road transportation presence. Our consolidated results include the results of Combinex as of June 3, 2021.
SIGNIFICANT DEVELOPMENTS
During the three months ended June 30, 2021, our financial results and operations were impacted by the COVID-19 pandemic described above and discussed throughout Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The extent to which the COVID-19 pandemic impacts our financial results and operations for the remainder of 2021 and going forward will depend on future developments which are highly uncertain and cannot be predicted, including fluctuations in the severity of the outbreak and the actions being taken to contain and treat it.

We have taken a variety of measures to ensure the availability, continuity, and security of our critical infrastructure, ensure the health and safety of our employees around the globe, and provide service and supply chain continuity to our customers and contracted carriers in order to deliver critical and essential goods and services. We have also adopted work-from-home arrangements, and as of June 30, 2021, over 60 percent of our employees were working remotely executing their duties and responsibilities although many of our employees began returning to our physical offices under a more flexible work model in July 2021. We do not believe these policies and initiatives will adversely impact our operations.
Due to the ongoing uncertainty around the severity and duration of the outbreak, including the emergence of COVID-19 variants, we are not able at this time to estimate the impact COVID-19 may have on our financial results and operations for the remainder of 2021 and going forward. However, the impact could be material in all business segments and could be material during any future period affected either directly or indirectly by this pandemic. Many businesses have experienced and may continue to experience reduced production and output which has resulted and could continue to result in a decrease in freight volumes across a number of industries, reducing our contractual and spot-market opportunities. In addition, a significant number of our contracted carriers have reduced and may continue to reduce their capacity or charge higher prices in light of the volatile market conditions which has reduced and may continue to reduce our adjusted gross profit margins as we honor our contractual freight rates.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select second quarter 2021 year-over-year operating comparisons to the second quarter 2020:
•Total revenues increased 52.5 percent to $5.5 billion, driven primarily by higher pricing and higher volume across most of our services.
•Gross profits increased 21.9 percent to $744.4 million. Adjusted gross profits increased 21.9 percent to $749.2 million, primarily driven by higher volume in our ocean, truckload, LTL and air services and higher adjusted gross profit per shipment in our ocean and truckload services.
•Personnel expenses increased 20.8 percent to $362.9 million, primarily driven by higher incentive compensation costs and also due to the benefit realized in the second quarter of 2020 from our short-term cost reduction initiatives. Average headcount increased 0.7 percent.
•Other selling, general, and administrative (“SG&A”) expenses increased 0.4 percent to $125.7 million.
•Income from operations totaled $260.6 million, up 38.0 percent due to the increase in adjusted gross profits.
•Adjusted operating margin of 34.8 percent increased 410 basis points.
•Interest and other expenses totaled $13.5 million, consisting primarily of $12.7 million of interest expense, which increased $0.4 million versus last year due to a higher average debt balance. The second quarter also included a $1.9 million unfavorable impact from foreign currency revaluation and realized foreign currency gains and losses.
•The effective tax rate in the quarter was 21.6 percent compared to 19.4 percent in the second quarter last year. The rate increase was due primarily to a tax benefit in the second quarter of 2020 from delivery of a one-time deferred stock award that was granted to the company's prior Chief Executive Officer in 2000.
•Diluted earnings per share (EPS) increased 35.8 percent to $1.44.
•Cash flow from operations decreased $413.0 million driven by a large increase in working capital during the six months ended June 30, 2021.

CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% change	2021	2020	% change
Revenues:
Transportation	$5,240,448	$3,348,611	56.5%	$9,800,675	$6,890,729	42.2%
Sourcing	292,278	279,235	4.7%	535,920	542,125	(1.1)%
Total revenues	5,532,726	3,627,846	52.5%	10,336,595	7,432,854	39.1%
Costs and expenses:
Purchased transportation and related services	4,519,305	2,762,590	63.6%	8,400,590	5,762,703	45.8%
Purchased products sourced for resale	264,245	250,803	5.4%	484,449	487,745	(0.7)%
Personnel expenses	362,901	300,483	20.8%	723,736	630,703	14.8%
Other selling, general, and administrative expenses	125,671	125,183	0.4%	243,887	253,476	(3.8)%
Total costs and expenses	5,272,122	3,439,059	53.3%	9,852,662	7,134,627	38.1%
Income from operations	260,604	188,787	38.0%	483,933	298,227	62.3%
Interest and other expense	(13,497)	(10,211)	32.2%	(24,757)	(25,439)	(2.7)%
Income before provision for income taxes	247,107	178,576	38.4%	459,176	272,788	68.3%
Provision for income taxes	53,318	34,637	53.9%	92,082	50,703	81.6%
Net income	$193,789	$143,939	34.6%	$367,094	$222,085	65.3%

Diluted net income per share	$1.44	$1.06	35.8%	$2.71	$1.64	65.2%

Average headcount	15,405	15,294	0.7%	15,233	15,338	(0.7)%

Adjusted gross profit margin percentage(1)
Transportation	13.8%	17.5%	(3.7) pts	14.3%	16.4%	(2.1) pts
Sourcing	9.6%	10.2%	(0.6) pts	9.6%	10.0%	(0.4) pts
Total adjusted gross profit margin	13.5%	16.9%	(3.4) pts	14.0%	15.9%	(1.9) pts
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.

A reconciliation of our reportable segments to our consolidated results can be found in Note 9, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.

Consolidated Results of Operations—Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Total revenues and direct costs. Total transportation revenues and purchased transportation and related services increased driven by higher pricing in truckload and ocean, in addition to increased volumes in all services. The higher pricing was driven by the tightening capacity and increased demand discussed above in the market trends section. Our sourcing total revenue and purchased products sourced for resale increased due to increased case volume in the food service industry as the prior period experienced a significant decrease in demand resulting from the COVID-19 pandemic.
Gross profits and adjusted gross profits. Our transportation adjusted gross profit increased due to improved pricing in truckload and ocean services in addition to volume increases in nearly all services. Our transportation adjusted gross profit margin decreased driven by declines across most services other than truckload. Sourcing adjusted gross profit decreased driven by lower adjusted gross profits per case, partially offset by an increase in case volumes.
Operating expenses. Personnel expenses increased primarily due to incentive compensation increases reflecting the strong results in the current period, an increase in average headcount, and the impact of steps taken to reduce costs in response to the

COVID-19 pandemic in the prior period, including furloughs, reduced work hours, and the temporary suspension of the company match to retirement plans for U.S. and Canadian employees and increased health insurance costs. Stock-based compensation expense recognized on performance-based equity awards granted prior to 2021 totaled $7.7 million in the current period compared to none in the prior period. SG&A expenses increased slightly due to increased purchased services which was mostly offset by the impact of an $11.5 million loss on the sale-leaseback on a company owned data center in the prior period.
Interest and other expense. Interest and other expense primarily consisted of interest expense of $12.7 million in the second quarter of 2021 and a $1.9 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses. Interest expense increased $0.4 million driven by a higher average debt balance in the second quarter of 2021 compared to the second quarter of 2020. The second quarter of 2020 included a $1.8 million favorable impact of foreign currency revaluation and realized foreign currency gains and losses.
Provision for income taxes. Our effective income tax rate was 21.6 percent for the second quarter of 2021 compared to 19.4 percent for the second quarter of 2020. The effective income tax rate for the second quarter of 2021 was higher than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit, which increased our effective tax rate in the second quarter by 2.0 percent. This impact on the tax rate was partially offset by foreign tax impacts. The effective income tax rate for the second quarter of 2020 was lower than the statutory federal income tax rate due to the tax impact of share-based payment awards, including the tax benefit from the delivery of a one-time deferred stock award that was granted to the company's prior Chief Executive Officer in 2000, which reduced the effective tax rate by 4.5 percentage points, and foreign tax impacts recorded in the second quarter of 2020.
Consolidated Results of Operations—Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Total revenues and direct costs. Total transportation revenues and purchased transportation and related services increased driven by higher pricing in truckload and ocean services and volume increases in our LTL, ocean and air freight services. The increased pricing in truckload and ocean has been driven by strong demand in addition to tight truckload carrier capacity and unprecedented disruptions in the ocean freight industry. Our sourcing total revenue and purchased products sourced for resale decreased due to lower pricing and costs per case which was partially offset by higher case volume in the foodservice industry as the prior year experienced a significant decrease in demand resulting from the COVID-19 pandemic.
Gross profits and adjusted gross profits. Our transportation adjusted gross profits increased driven by increased pricing in ocean and truckload services in addition to volume increases in our LTL, ocean and air freight services. Our transportation adjusted gross profit margin decreased driven by declines across most services. Sourcing adjusted gross profit decreased driven by lower adjusted gross profits per case, partially offset by an increase in case volumes.
Operating expenses. Personnel expenses increased primarily due to incentive compensation increases reflecting the strong results in the current year and the impact of steps taken to reduce costs in response to the COVID-19 pandemic in the prior year, including furloughs, reduced work hours, and the temporary suspension of the company match to retirement plans for U.S. and Canadian employees in addition to increased health insurance costs. Stock-based compensation expense recognized on performance-based equity awards granted prior to 2021 totaled $19.7 million in the current year compared to none in the prior year. Partially offsetting these increases was a 0.7 percent decrease in average headcount. SG&A expenses decreased primarily due to lower credit losses and travel expenses. The prior year also included an $11.5 million loss on the sale-leaseback of a company owned data center.
Interest and other expense. Interest and other expense primarily consisted of interest expense of $24.9 million and a $4.8 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses in the six months ended June 30, 2021. These expenses were partially offset by a $2.9 million local government subsidy in Asia for achieving specified performance criteria that was almost entirely offset by a reduction in foreign tax credits within the provision for income taxes. Interest expense was essentially flat compared to the six months ended June 30, 2020. The six months ended June 30, 2020 included a $1.1 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses.
Provision for income taxes. Our effective income tax rate was 20.1 percent for the six months ended June 30, 2021 and 18.6 percent for the six months ended June 30, 2020. The effective income tax rate for the six months ended June 30, 2021 was lower than the statutory federal income tax rate primarily due to the tax impact of share-based payment awards, which reduced the rate by 1.5 percentage points, the combined tax impact of Global Intangible Low-tax Income ("GILTI") and Foreign Derived Intangible Income ("FDII"), which reduced the effective tax rate by 0.6 percentage points, and foreign tax impacts which reduced the effective tax rate by 0.5 percentage points. These impacts were partially offset by state income tax expense, net of federal benefit, which increased the effective income tax rate. The effective income tax rate for the six months ended June 30, 2020 was lower the statutory federal income tax rate primarily due to the tax impact of share-based payment awards, including the tax benefit from the delivery of a one-time deferred stock award that was granted to the company's prior Chief Executive Officer in 2000, which reduced the rate lower than the statutory rate by 4.2 percentage points, and foreign tax impacts in the six months ended June 30, 2020.

NAST Segment Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2021	2020	% change	2021	2020	% change
Total revenues	$3,585,481	$2,475,292	44.9%	$6,796,904	$5,299,037	28.3%
Costs and expenses:
Purchased transportation and related services	3,148,885	2,095,736	50.3%	5,939,200	4,546,703	30.6%
Personnel expenses	185,253	153,209	20.9%	369,182	326,041	13.2%
Other selling, general, and administrative expenses	100,251	89,501	12.0%	200,646	190,921	5.1%
Total costs and expenses	3,434,389	2,338,446	46.9%	6,509,028	5,063,665	28.5%
Income from operations	$151,092	$136,846	10.4%	$287,876	$235,372	22.3%

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% change	2021	2020	% change
Average headcount	6,580	6,960	(5.5)%	6,578	6,981	(5.8)%
Service line volume statistics
Truckload			6.0%			(0.5)%
LTL			23.5%			19.0%

Adjusted gross profits(1)
Truckload	$286,574	$252,165	13.6%	$566,878	$495,851	14.3%
LTL	128,155	105,428	21.6%	248,272	217,758	14.0%
Other	21,867	21,963	(0.4)%	42,554	38,725	9.9%
Total adjusted gross profits	$436,596	$379,556	15.0%	$857,704	$752,334	14.0%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020
Total revenues and direct costs. NAST total revenues increased primarily driven by higher truckload pricing and an increase in LTL and truckload volumes. Truckload pricing reached historic levels in the second quarter of 2021 driven by tight carrier capacity and strong demand as discussed above in the market trends section. Total purchased transportation and related services increased, driven by higher average truckload linehaul costs per mile and, to a lesser extent, truckload and LTL volume increases and higher purchased transportation costs per transaction in LTL services.
Gross profits and adjusted gross profits. NAST truckload adjusted gross profits increased driven primarily by increased volumes and improved pricing. NAST truckload adjusted gross profit per load increased 7 percent in the second quarter of 2021 compared to the second quarter of 2020. The improved pricing in truckload was the result of an increase in spot market opportunities and continued progress repricing our contractual truckload business to reflect the rising cost environment. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, increased approximately 42.0 percent in the second quarter of 2021 compared to the second quarter of 2020. Our truckload transportation costs, excluding fuel surcharges, increased approximately 47.5 percent.
NAST LTL adjusted gross profits increased due to increased volumes, partially offset by a slight decrease in adjusted gross profits per transaction.
NAST other adjusted gross profits decreased slightly as a small decrease in intermodal adjusted gross profits was mostly offset by an increase in warehousing services.
Operating expenses. NAST personnel expenses increased primarily due to incentive compensation increases reflecting the strong results in the current period and the impact of steps taken to reduce costs in response to the COVID-19 pandemic in the prior period, including furloughs, reduced work hours, and the temporary suspension of the company match to retirement plans for U.S. and Canadian employees. These increases were partially offset by a decrease in average headcount. NAST SG&A expenses increased driven by increased investments in technology. The operating expenses of NAST and all other segments include allocated corporate expenses.
Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020
Total revenues and direct costs. NAST total revenues increased due to increased pricing in truckload and, to a lesser extent, increased volumes in LTL services. These increases were partially offset by a slight decrease in truckload volumes. The increased pricing in truckload has been driven by tight carrier capacity and strong demand in the current year. The prior year was adversely impacted by weakening demand during the early stages of the COVID-19 pandemic which resulted in a declining cost environment as industry volumes decreased. Total purchased transportation and related services increased, driven by higher average truckload linehaul costs per mile in addition to higher volumes in LTL services.
Gross profits and adjusted gross profits. NAST truckload adjusted gross profits increased driven by improved pricing as discussed above. Our average truckload linehaul rate per mile charged to our customers increased approximately 37.5 percent. Our truckload transportation costs, excluding fuel costs, increased approximately 41.0 percent.
NAST LTL adjusted gross profits increased due to increased volumes partially offset by lower adjusted gross profit per transaction. The acquisition of Prime Distribution contributed 1.5 percentage points to LTL adjusted gross profit growth.
NAST other adjusted gross profits increased primarily due to incremental warehousing services related to the acquisition of Prime Distribution.
Operating expenses. NAST personnel expense increased primarily due to incentive compensation increases reflecting the strong results in the current year and the impact of steps taken to reduce costs in response to the COVID-19 pandemic in the prior year, including furloughs, reduced work hours, and the temporary suspension of the company match to retirement plans for U.S. and Canadian employees. These increases were partially offset by a decrease in average headcount. NAST SG&A expenses increased driven by increased investments in technology, and the ongoing expenses of Prime Distribution, partially offset by a reduction in credit loss.

Global Forwarding Segment Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2021	2020	% change	2021	2020	% change
Total revenues	$1,450,794	$707,820	105.0%	$2,606,833	$1,238,204	110.5%
Costs and expenses:
Purchased transportation and related services	1,212,040	544,860	122.4%	2,153,779	946,930	127.4%
Personnel expenses	82,936	63,322	31.0%	163,945	134,215	22.2%
Other selling, general, and administrative expenses	47,606	40,863	16.5%	90,308	86,325	4.6%
Total costs and expenses	1,342,582	649,045	106.9%	2,408,032	1,167,470	106.3%
Income from operations	$108,212	$58,775	84.1%	$198,801	$70,734	181.1%

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% change	2021	2020	% change
Average headcount	4,909	4,726	3.9%	4,832	4,763	1.4%
Service line volume statistics
Ocean			29.0%			28.0%
Air(1)			42.5%			44.0%
Customs			34.0%			23.0%

Adjusted gross profits(2)
Ocean	$150,916	$78,734	91.7%	$286,312	$148,544	92.7%
Air	52,179	51,541	1.2%	97,426	78,418	24.2%
Customs	25,512	19,459	31.1%	49,735	40,652	22.3%
Other	10,147	13,226	(23.3)%	19,581	23,660	(17.2)%
Total adjusted gross profits	$238,754	$162,960	46.5%	$453,054	$291,274	55.5%
________________________________
(1) Beginning in the second quarter of 2021 reported air volumes represent metric tons shipped. Previously reported statistics were based on transactional volumes and have been restated to conform with the current period presentation.
(2) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020
Total revenues and direct costs. Global Forwarding total revenues and direct costs increased driven by higher pricing in our ocean services and, to a lesser extent, higher volumes in both our ocean and air freight services. The increased ocean pricing was driven by the unprecedented disruptions impacting the industry combined with strong demand as discussed above in the market trends section. The second quarter of 2020 was also severely impacted by reduced demand and production due to the COVID-19 pandemic which led to significant volume declines all services in the prior year. Increased air freight volumes were driven by ocean freight conversions resulting from the significant disruptions experienced in the industry and the continued increase in charter flights and larger than normal shipment sizes as traditional air freight capacity remains strained by a reduction of commercial flights.
Gross profits and adjusted gross profits. Ocean transportation adjusted gross profits increased driven by higher pricing and an increase in volumes. Air transportation adjusted gross profits increased due to increased volumes. Customs adjusted gross profits increased driven by an increase in transaction volume.
Operating expenses. Personnel expenses increased primarily due to incentive compensation increases reflecting the strong results in the current period and an increase in average headcount. The prior period included the impact of steps taken to reduce costs in response to the COVID-19 pandemic, including furloughs and reduced work hours. SG&A expenses increased driven by increased investments in technology, partially offset by a reduction of amortization expense due to the completion of amortization related to intangible assets from a prior acquisition.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020
Total revenues and direct costs. Total revenues and direct costs increased driven by higher pricing and volumes in our ocean services and, to a lesser extent, higher pricing and volumes in our air freight services. The increased ocean pricing was driven by the unprecedented disruptions impacting the industry combined with strong demand. The first half of 2020 was also severely impacted by reduced demand and production due to the COVID-19 pandemic which led to significant volume declines in all services in the prior year.
Gross profits and adjusted gross profits. Ocean transportation adjusted gross profits increased driven by higher pricing and increased volumes. Air transportation adjusted gross profits increased due to increased volumes. Customs adjusted gross profits increased driven by an increase in transaction volumes.
Operating expenses. Personnel expenses increased primarily due to incentive compensation increases reflecting the strong results in the current period and an increase in average headcount. The prior year included the impact of steps taken to reduce costs in response to the COVID-19 pandemic, including furloughs and reduced work hours. SG&A expenses increased driven by increased investments in technology, partially offset by a reduction of amortization expense due to the completion of amortization related to intangible assets from a prior acquisition.
All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2021	2020	% change	2021	2020	% change
Total revenues	$496,451	$444,734	11.6%	$932,858	$895,613	4.2%
Income from operations	1,300	(6,834)	N/M	(2,744)	(7,879)	N/M

Adjusted gross profits(1)
Robinson Fresh	29,940	30,202	(0.9)%	54,888	57,660	(4.8)%
Managed Services	26,234	23,503	11.6%	51,790	46,030	12.5%
Other Surface Transportation	17,652	18,232	(3.2)%	34,120	35,108	(2.8)%
Total adjusted gross profits	$73,826	$71,937	2.6%	$140,798	$138,798	1.4%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020
Total revenues increased driven by higher truckload pricing and volumes in Other Surface Transportation and increased case volume from customers in the food service industry in our Robinson Fresh business as the prior year period experienced a significant decrease in demand resulting from the COVID-19 pandemic.
Robinson Fresh adjusted gross profits declined slightly as lower adjusted gross profits per case were mostly offset by an increase in case volume primarily from customers in the food service industry. Managed Services adjusted gross profits increased driven by increased transaction volumes resulting from an increase in freight under management. Other Surface Transportation adjusted gross profits decreased as a result of a decrease in adjusted gross profits per transaction, partially offset by an increase in truckload volumes.
Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020
Total revenues increased driven by higher truckload pricing and volumes in Other Surface Transportation partially offset by a decline in Robinson Fresh driven by lower pricing.
Robinson Fresh adjusted gross profits decreased driven by lower adjusted gross profits per case, partially offset by an increase in case volumes. Managed Services adjusted gross profits increased driven by increased transaction volumes resulting from an increase in freight under management. Other Surface Transportation adjusted gross profits decreased as a result of a decrease in adjusted gross profits per transaction, partially offset by an increase in truckload volumes.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (dollars in thousands):

Description	Carrying Value as of June 30, 2021	Borrowing Capacity	Maturity
Revolving credit facility	$271,000	$1,000,000	October 2023
Senior Notes, Series A	175,000	175,000	August 2023
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Combinex credit facility	2,280	3,565	January 2027
Senior Notes (1)	593,733	600,000	April 2028
Total debt	$1,367,013	$2,103,565
______________________________________________
(1) Net of unamortized discounts and issuance costs.

We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases.
Cash and cash equivalents totaled $172.8 million as of June 30, 2021 and $243.8 million as of December 31, 2020. Cash and cash equivalents held outside the United States totaled $160.1 million as of June 30, 2021 and $230.9 million as of December 31, 2020.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Six Months Ended June 30,
	2021	2020	% change
Sources (uses) of cash:
Cash provided by operating activities	$92,598	$505,643	(81.7)%

Capital expenditures	(29,837)	(25,039)
Acquisitions, net of cash acquired	(14,749)	(223,230)
Other investing activities	—	5,525
Cash used for investing activities	(44,586)	(242,744)	(81.6)%

Repurchase of common stock	(262,904)	(68,563)
Cash dividends	(139,756)	(137,104)
Net borrowing (payments) on debt	270,962	(143,000)
Other financing activities	13,591	5,329
Cash used for financing activities	(118,107)	(343,338)	(65.6)%
Effect of exchange rates on cash and cash equivalents	(898)	(5,183)
Net change in cash and cash equivalents	$(70,993)	$(85,622)

Cash flow from operating activities. Cash flow from operating activities decreased significantly during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to unfavorable changes in working capital. The unfavorable changes in working capital were primarily related to a sequential increase in accounts receivable and contract assets partially offset by a related increase in accounts payable and accrued transportation expense. Both increases were driven by a sequential increase in pricing and volumes in nearly all services in the second quarter of 2021. Despite the increase in accounts receivables, we are not experiencing a deterioration in the quality of our accounts receivables balance, and the results of the six months ended June 30, 2021 include sequential and year-over-year improvements in the percent of accounts receivable that are past due. Additionally, given the COVID-19 pandemic, we are closely monitoring credit and collections activities to minimize risk as well as working with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.
Cash used for investing activities. Capital expenditures consisted primarily of investments in hardware and software, which are intended to increase employee productivity, automate interactions with our customers and contracted carriers, and improve our internal workflows to help expand our adjusted operating margins and grow the business. We used $14.7 million for the acquisition of Combinex during the six months ended June 30, 2021. We used $222.7 million for the acquisition of Prime Distribution during the six months ended June 30, 2020.
Cash used for financing activities. Net borrowings on debt in the six months ended June 30, 2021 were to fund share repurchases and working capital needs. Net repayments on debt in the six months ended June 30, 2020 were used to reduce the outstanding balance of the Receivables Securitization Facility. The increase in cash used for share repurchases was due to an increase in the number of shares repurchased during the six months ended June 30, 2021 as we temporarily suspended our share repurchase activity in 2020 as we continued to assess the impacts of the COVID-19 pandemic. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions. Over the long term, we remain committed to our quarterly dividend and share repurchases to enhance shareholder value. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We may seek to retire or purchase our outstanding Senior Notes through open market cash purchases, privately negotiated transactions or otherwise.
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
As of June 30, 2021, we were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, and Senior Notes.

Recently Issued Accounting Pronouncements
Refer to Note 1, Basis of Presentation, contained in this quarterly report and in the company's 2020 Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the company's 2020 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of June 30, 2021, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the company’s 2020 Annual Report on Form 10-K for a discussion on the company’s market risk. As of June 30, 2021 there were no material changes in market risk from those disclosed in the company’s 2020 Annual Report on Form 10-K.

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

As of June 30, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal controls over financial reporting.
There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the company during the quarter ended June 30, 2021 of shares of the company's common stock.

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
April 2021	459,691	$97.88	445,017	5,958,517
May 2021	427,243	98.21	424,966	5,533,551
June 2021	496,001	96.21	488,396	5,045,155
Second Quarter 2021	1,382,935	$97.38	1,358,379	5,045,155
________________________________
(1) The total number of shares purchased based on trade date includes: (i) 1,358,379 shares of common stock purchased under the authorization described below; and (ii) 24,556 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(2) In May 2018, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of June 30, 2021, there were 5,045,155 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.
ITEM 3. DEFAULTS ON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended June 30, 2021 formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the company for the period ended June 30, 2021 formatted in Inline XBRL (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2021.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Robert C. Biesterfeld, Jr.
Robert C. Biesterfeld, Jr.
Chief Executive Officer

By:	/s/ Michael P. Zechmeister
Michael P. Zechmeister
Chief Financial Officer