Form 10-Q
period 2021-09-30
C. H. ROBINSON WORLDWIDE, INC.
filed 2021-10-29
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2021, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 129,987,462.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$202,649	$243,796
Receivables, net of allowance for credit loss of $37,114 and $38,113	3,721,571	2,449,577
Contract assets, net of allowance for credit loss	416,971	197,176
Prepaid expenses and other	89,472	51,152
Total current assets	4,430,663	2,941,701
Property and equipment, net of accumulated depreciation and amortization	177,418	178,949
Goodwill	1,486,199	1,487,187
Other intangible assets, net of accumulated amortization	96,025	113,910
Right-of-use lease assets	297,249	319,785
Deferred tax assets	26,244	18,640
Other assets	88,808	84,086
Total assets	$6,602,606	$5,144,258

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,797,441	$1,195,099
Outstanding checks	66,748	88,265
Accrued expenses:
Compensation	173,353	138,460
Transportation expense	319,154	153,574
Income taxes	39,276	43,700
Other accrued liabilities	157,251	154,460
Current lease liabilities	66,470	66,174
Current portion of debt	632,000	—
Total current liabilities	3,251,693	1,839,732

Long-term debt	1,093,950	1,093,301
Noncurrent lease liabilities	245,902	268,572
Noncurrent income taxes payable	25,449	26,015
Deferred tax liabilities	20,259	22,182
Other long-term liabilities	14,553	14,523
Total liabilities	4,651,806	3,264,325
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,206 and 179,232 shares issued, 130,376 and 134,298 outstanding	13,038	13,430
Additional paid-in capital	637,182	566,022
Retained earnings	4,779,964	4,372,833
Accumulated other comprehensive loss	(65,480)	(45,998)
Treasury stock at cost (48,830 and 44,934 shares)	(3,413,904)	(3,026,354)
Total stockholders’ investment	1,950,800	1,879,933
Total liabilities and stockholders’ investment	$6,602,606	$5,144,258
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Transportation	$5,999,901	$3,944,981	$15,800,576	$10,835,710
Sourcing	263,794	279,819	799,714	821,944
Total revenues	6,263,695	4,224,800	16,600,290	11,657,654
Costs and expenses:
Purchased transportation and related services	5,180,390	3,378,651	13,580,980	9,141,354
Purchased products sourced for resale	239,113	256,876	723,562	744,621
Personnel expenses	399,880	302,904	1,123,616	933,607
Other selling, general, and administrative expenses	133,543	118,130	377,430	371,606
Total costs and expenses	5,952,926	4,056,561	15,805,588	11,191,188
Income from operations	310,769	168,239	794,702	466,466
Interest and other expense	(16,662)	(7,465)	(41,419)	(32,904)
Income before provision for income taxes	294,107	160,774	753,283	433,562
Provision for income taxes	47,054	24,245	139,136	74,948
Net income	247,053	136,529	614,147	358,614
Other comprehensive (loss) income, net of tax	(12,034)	13,236	(19,482)	5,294
Comprehensive income	$235,019	$149,765	$594,665	$363,908

Basic net income per share	$1.87	$1.01	$4.61	$2.65
Diluted net income per share	$1.85	$1.00	$4.56	$2.63

Basic weighted average shares outstanding	131,845	135,671	133,201	135,385
Dilutive effect of outstanding stock awards	1,591	1,457	1,460	752
Diluted weighted average shares outstanding	133,436	137,128	134,661	136,137
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2020	134,298	$13,430	$566,022	$4,372,833	$(45,998)	$(3,026,354)	$1,879,933
Net income				173,305			173,305
Foreign currency adjustments					(7,286)		(7,286)
Dividends declared, $0.51 per share				(69,606)			(69,606)
Stock issued for employee benefit plans	357	36	(21,805)			18,766	(3,003)
Issuance of restricted stock, net of forfeitures	(26)	(3)	3				—
Stock-based compensation expense	—	—	23,989			—	23,989
Repurchase of common stock	(1,386)	(139)				(129,006)	(129,145)
Balance March 31, 2021	133,243	13,324	568,209	4,476,532	(53,284)	(3,136,594)	1,868,187
Net income				193,789			193,789
Foreign currency adjustments					(162)		(162)
Dividends declared, $0.51 per share				(69,094)			(69,094)
Stock issued for employee benefit plans	250	25	418			16,151	16,594
Stock-based compensation expense	—	—	29,161			—	29,161
Repurchase of common stock	(1,358)	(136)				(132,169)	(132,305)
Balance June 30, 2021	132,135	$13,213	$597,788	$4,601,227	$(53,446)	$(3,252,612)	$1,906,170
Net income				247,053			247,053
Foreign currency adjustments					(12,034)		(12,034)
Dividends declared, $0.51 per share				(68,316)			(68,316)
Stock issued for employee benefit plans	91	9	(1,418)			5,755	4,346
Stock-based compensation expense	—	—	40,812			—	40,812
Repurchase of common stock	(1,850)	(184)				(167,047)	(167,231)
Balance September 30, 2021	130,376	$13,038	$637,182	$4,779,964	$(65,480)	$(3,413,904)	$1,950,800

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment, continued
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2019	134,895	$13,490	$546,646	$4,144,834	$(76,149)	$(2,958,091)	$1,670,730
Net income				78,146			78,146
Foreign currency adjustments					(32,195)		(32,195)
Dividends declared, $0.51 per share				(69,871)			(69,871)
Stock issued for employee benefit plans	343	34	(24,192)			21,632	(2,526)
Issuance of restricted stock, net of forfeitures	321	32	(32)				—
Stock-based compensation expense	—	—	11,397			—	11,397
Repurchase of common stock	(973)	(97)				(68,466)	(68,563)
Balance March 31, 2020	134,586	13,459	533,819	4,153,109	(108,344)	(3,004,925)	1,587,118
Net income				143,939			143,939
Foreign currency adjustments					24,253		24,253
Dividends declared, $0.51 per share				(69,791)			(69,791)
Stock issued for employee benefit plans	138	13	(1,165)			9,007	7,855
Stock-based compensation expense	—	—	10,954			—	10,954
Balance June 30, 2020	134,724	$13,472	$543,608	$4,227,257	$(84,091)	$(2,995,918)	$1,704,328
Net income				136,529			136,529
Foreign currency adjustments					13,236		13,236
Dividends declared, $0.51 per share				(70,188)			(70,188)
Stock issued for employee benefit plans	1,176	118	1,032			77,528	78,678
Stock-based compensation expense	—	—	10,776			—	10,776
Balance September 30, 2020	135,900	$13,590	$555,416	$4,293,598	$(70,855)	$(2,918,390)	$1,873,359
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$614,147	$358,614
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	68,621	77,067
Provision for credit losses	3,979	12,701
Stock-based compensation	93,962	33,127
Deferred income taxes	(11,683)	(9,468)
Excess tax benefit on stock-based compensation	(10,830)	(17,127)
Other operating activities	1,384	13,104
Changes in operating elements, net of acquisitions:
Receivables	(1,290,485)	(367,538)
Contract assets	(220,889)	(56,131)
Prepaid expenses and other	(38,525)	12,331
Accounts payable and outstanding checks	595,036	186,755
Accrued compensation	35,413	16,458
Accrued transportation expense	165,580	46,396
Accrued income taxes	6,400	17,125
Other accrued liabilities	4,947	8,907
Other assets and liabilities	2,043	4,728
Net cash provided by operating activities	19,100	337,049

INVESTING ACTIVITIES
Purchases of property and equipment	(26,503)	(17,446)
Purchases and development of software	(26,062)	(22,815)
Acquisitions, net of cash acquired	(14,749)	(223,230)
Other investing activities	—	5,525
Net cash used for investing activities	(67,314)	(257,966)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	43,183	100,542
Stock tendered for payment of withholding taxes	(25,246)	(16,535)
Repurchase of common stock	(428,801)	(68,563)
Cash dividends	(208,926)	(207,428)
Payments on long-term borrowings	(2,048)	—
Proceeds from short-term borrowings	2,768,000	1,043,600
Payments on short-term borrowings	(2,136,251)	(1,126,600)
Net cash provided by (used for) financing activities	9,911	(274,984)

Effect of exchange rates on cash and cash equivalents	(2,844)	612
Net change in cash and cash equivalents	(41,147)	(195,289)
Cash and cash equivalents, beginning of period	243,796	447,858
Cash and cash equivalents, end of period	$202,649	$252,569
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional practical expedients to simplify accounting for reference rate reform. Amongst other practical expedients, the update allows for contract modifications due to reference rate reform for certain receivables and debt contracts to be accounted for by prospectively adjusting the effective interest rate. The amendments in this ASU are effective for all entities beginning on March 12, 2020, and companies may elect to apply the amendments prospectively through December 31, 2022. As of September 30, 2021, we have not utilized any of the expedients discussed within this ASU. We will continue to assess our agreements to determine if LIBOR is included and if the expedients will be utilized during the allowed period through December 31, 2022.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance, December 31, 2020	$1,203,972	$213,982	$69,233	$1,487,187
Acquisitions	243	—	10,754	10,997
Foreign currency translation	(7,894)	(2,668)	(1,423)	(11,985)
Balance September 30, 2021	$1,196,321	$211,314	$78,564	$1,486,199

Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). We considered whether there were any changes in circumstances indicating that our goodwill might be impaired, including consideration of the ongoing impacts of the COVID-19 pandemic on financial markets and our business operations, and determined the more likely than not criteria had not been met, and therefore a Step One Analysis was not required as of September 30, 2021.
Identifiable intangible assets consisted of the following (in thousands):

	September 30, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$169,540	$(82,115)	$87,425	$171,684	$(67,312)	$104,372
Trademarks	—	—	—	1,875	(937)	938
Total finite-lived intangibles	169,540	(82,115)	87,425	173,559	(68,249)	105,310
Indefinite-lived intangibles
Trademarks	8,600	—	8,600	8,600	—	8,600
Total intangibles	$178,140	$(82,115)	$96,025	$182,159	$(68,249)	$113,910
Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization expense	$6,130	$9,937	$19,416	$27,968
Finite-lived intangible assets, by reportable segment, as of September 30, 2021, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Remaining 2021	$2,024	$3,738	$293	$6,055
2022	8,096	14,953	1,171	24,220
2023	8,096	12,304	1,171	21,571
2024	7,991	3,778	1,171	12,940
2025	7,857	2,479	1,171	11,507
Thereafter	9,168	403	1,561	11,132
Total				$87,425

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
We had no Level 3 assets or liabilities as of and during the periods ended September 30, 2021 and December 31, 2020. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	September 30, 2021	December 31, 2020	Maturity	September 30, 2021	December 31, 2020
Revolving credit facility	1.20%	—%	October 2023	$632,000	$—
Senior Notes, Series A	3.97%	3.97%	August 2023	175,000	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Senior Notes (1)	4.20%	4.20%	April 2028	593,950	593,301
Total debt				1,725,950	1,093,301
Less: Current maturities and short-term borrowing				(632,000)	—
Long-term debt				$1,093,950	$1,093,301
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
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes, Series A, Senior Notes Series B, and Senior Notes Series C (collectively the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $546.0 million at September 30, 2021.
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

COMBINEX CREDIT FACILITY
On June 3, 2021, we assumed a credit facility as part of our acquisition of Combinex Holding B.V. (“Combinex”) with total availability of approximately $3.6 million and a maturity date of January 18, 2027. We paid off the $2.2 million balance of this facility in September 2021. For more information regarding the Combinex acquisition, refer to Note 8, Acquisitions.
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes ("Senior Notes") through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $680.2 million as of September 30, 2021, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $594.0 million as of September 30, 2021.
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
In addition to the above financing agreements, we have a $15 million discretionary line of credit with US Bank of which $8 million is currently utilized for standby letters of credit related to insurance collateral as of September 30, 2021. These standby letters of credit are renewed annually and were undrawn as of September 30, 2021.
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

NOTE 5. INCOME TAXES
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate for the three and nine months ended September 30, 2021and 2020, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.6	2.0	1.5	2.4
Share based payment awards	0.4	(3.8)	(0.8)	(4.1)
Foreign tax credits	(0.1)	(5.2)	(0.3)	(3.1)
Foreign	(4.2)	0.3	(1.5)	1.2
Other	(1.7)	0.8	(1.4)	(0.1)
Effective income tax rate	16.0%	15.1%	18.5%	17.3%

We have asserted that the unremitted earnings of a limited number of our foreign subsidiaries are permanently reinvested to support expansion of our international business. If we repatriated all foreign earnings that are considered to be permanently reinvested, the estimated effect on income taxes payable would be an increase of approximately $2.0 million as of September 30, 2021.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in response to the COVID-19 pandemic. The CARES Act allowed for a deferral of the employer share of federal payroll taxes otherwise due through December 31, 2020. 50 percent of the deferred amount is due December 31, 2021 and the remaining 50 percent is due December 31, 2022. This provision allowed us to defer certain federal payroll deposits and invest this cash back into the business without any interest cost. The CARES Act also provided for a tax credit related to wages and health benefits provided to an employee whose work from March 17, 2020 through June 30, 2021 was impacted by COVID-19. The Consolidated Appropriations Act signed into law on December 27, 2020, extended the tax credit through June 30, 2021, and increased the maximum credit per employee from $5,000 per year in 2020 to $7,000 per quarter in 2021. Through September 30, 2021, we have recognized a payroll deferral and tax credit of $28.5 million and $0.7 million, respectively, under the CARES Act and The Consolidated Appropriations Act. We will continue evaluating the impact of both acts over the remainder of 2021.

As of September 30, 2021, we have $40.0 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $5.6 million in the next 12 months due to the lapsing of statutes of limitations. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2014. We are currently under an Internal Revenue Service audit for 2015, 2016 and 2017 tax years.
NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$4,070	$5,081	$12,064	$15,119
Stock awards	36,012	5,042	79,361	15,736
Company expense on ESPP discount	730	653	2,537	2,272
Total stock-based compensation expense	$40,812	$10,776	$93,962	$33,127

On May 9, 2019, our shareholders approved an amendment and restatement of our 2013 Equity Incentive Plan (the “Plan”) to increase the number of shares authorized for award by 4,000,000 shares. The Plan allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 17,041,803 shares can be granted under this plan following the amendment and restatement. Approximately 1,765,322 shares were available for stock awards under the plan as of September 30, 2021. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the plan.
Stock Options - We have awarded stock options to certain key employees through 2020. The fair value of these options was established based on the market price on the date of grant calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates were the primary reasons for changes in the fair value. These grants are being expensed based on the terms of the awards. As of September 30, 2021, unrecognized compensation expense related to stock options was $30.6 million. The amount of future expense to be recognized will be based on the passage of time and the employees' continued employment.
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
As of September 30, 2021, there was unrecognized compensation expense of $99.9 million related to previously granted full value awards. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings and adjusted gross profit growth, and certain other conditions.
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

Three Months Ended September 30, 2021
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
55,904	$4,134	$730

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

Reportable segment information as of, and for the three and nine months ended September 30, 2021 and 2020, is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended September 30, 2021
Total revenues	$3,814,988	$1,978,901	$469,806	$6,263,695
Income (loss) from operations	149,035	165,155	(3,421)	310,769
Depreciation and amortization	6,620	5,427	10,359	22,406
Total assets(1)	3,437,461	2,438,106	727,039	6,602,606
Average headcount	6,764	5,167	4,037	15,968

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended September 30, 2020
Total revenues	$2,923,842	$831,957	$469,001	$4,224,800
Income (loss) from operations	122,526	46,299	(586)	168,239
Depreciation and amortization	7,095	9,385	10,436	26,916
Total assets(1)	3,041,974	1,148,118	884,746	5,074,838
Average headcount	6,702	4,607	3,595	14,904

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Nine Months Ended September 30, 2021
Total revenues	$10,611,892	$4,585,734	$1,402,664	$16,600,290
Income (loss) from operations	436,911	363,956	(6,165)	794,702
Depreciation and amortization	19,779	17,352	31,490	68,621
Total assets(1)	3,437,461	2,438,106	727,039	6,602,606
Average headcount	6,650	4,951	3,881	15,482

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Nine Months Ended September 30, 2020
Total revenues	$8,222,879	$2,070,161	$1,364,614	$11,657,654
Income (loss) from operations	357,898	117,033	(8,465)	466,466
Depreciation and amortization	19,550	27,740	29,777	77,067
Total assets(1)	3,041,974	1,148,118	884,746	5,074,838
Average headcount	6,870	4,716	3,591	15,177
_________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.

NOTE 10. REVENUE FROM CONTRACTS WITH CUSTOMERS

A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$3,814,988	$1,978,901	$206,012	$5,999,901
Sourcing(2)	—	—	263,794	263,794
Total	$3,814,988	$1,978,901	$469,806	$6,263,695

	Three Months Ended September 30, 2020
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$2,923,842	$831,957	$189,182	$3,944,981
Sourcing(2)	—	—	279,819	279,819
Total	$2,923,842	$831,957	$469,001	$4,224,800

	Nine Months Ended September 30, 2021
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$10,611,892	$4,585,734	$602,950	$15,800,576
Sourcing(2)	—	—	799,714	799,714
Total	$10,611,892	$4,585,734	$1,402,664	$16,600,290

	Nine Months Ended September 30, 2020
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$8,222,879	$2,070,161	$542,670	$10,835,710
Sourcing(2)	—	—	821,944	821,944
Total	$8,222,879	$2,070,161	$1,364,614	$11,657,654
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration and amounts are not due from our customer prior to the completion of our performance obligation and as such contract liabilities, as of September 30, 2021, and revenue recognized in the three and nine months ended September 30, 2021 and 2020 resulting from contract liabilities, were not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon shipments in-transit at period end.
NOTE 11. LEASES

We determine if our contractual agreements contain a lease at inception. A lease is identified when a contract allows us the right to control an identified asset for a period of time in exchange for consideration. Our lease agreements consist primarily of operating leases for office space, warehouses, office equipment, and a small number of intermodal containers. We do not have material financing leases. Frequently, we enter into contractual relationships with a wide variety of transportation companies for freight capacity, and utilize those relationships to efficiently and cost-effectively arrange the transport of our customers’ freight. These contracts typically have a term of 12 months or less and do not allow us to direct the use or obtain substantially all of the economic benefits of a specifically identified asset. Accordingly, these agreements are not considered leases. In addition, we have made a policy election to not apply the guidance of ASC 842, Leases, to leases with a term of 12 months or less as allowed by the standard. These leases are recognized as expense on a straight-line basis over the lease term.

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

We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of September 30, 2021.

Information regarding lease expense, remaining lease term, discount rate, and other select lease information is presented below as of September 30, 2021, and for the three and nine months ended September 30, 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Costs	2021	2020	2021	2020
Operating lease expense	$21,220	$22,373	$64,241	$63,855
Short-term lease expense	2,871	3,626	5,934	10,225
Total lease expense	$24,091	$25,999	$70,175	$74,080

	Nine Months Ended September 30,
Other Lease Information	2021	2020
Operating cash flows from operating leases	$70,997	$60,569
Right-of-use lease assets obtained in exchange for new lease liabilities	38,028	88,857

Lease Term and Discount Rate	As of September 30, 2021
Weighted average remaining lease term (in years)(1)	6.5
Weighted average discount rate	3.0%
____________________________________________
(1) The weighted average remaining lease term is significantly impacted by a 15-year lease related to office space in Chicago, IL, that commenced in 2018. Excluding this lease, the weighted average remaining lease term of our agreements is 4.4 years.

The maturities of lease liabilities as of September 30, 2021, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2021	$14,165
2022	79,177
2023	65,008
2024	44,974
2025	33,834
Thereafter	112,063
Total lease payments	349,221
Less: Interest	(36,849)
Present value of lease liabilities	$312,372

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
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below for the nine months ended September 30, 2021:

Balance, December 31, 2020	$38,113
Provision	2,885
Write-offs	(3,884)
Balance, September 30, 2021	$37,114

Recoveries of amounts previously written off were not significant for the three and nine months ended September 30, 2021.
NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' investment on our condensed consolidated balance sheets. The recorded balance at September 30, 2021 and December 31, 2020, was $65.5 million and $46.0 million, respectively. Accumulated other comprehensive loss is comprised solely of foreign currency adjustments at September 30, 2021 and December 31, 2020.
Other comprehensive loss was $12.0 million compared to other comprehensive income of $13.2 million for the three months ended September 30, 2021 and 2020, respectively. Other comprehensive loss was $19.5 million compared to other comprehensive income of $5.3 million for the nine months ended September 30, 2021 and 2020, respectively. Other comprehensive loss and income consisted of foreign currency adjustments, including foreign currency translation, for the three and nine months ended September 30, 2021 and 2020.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Revenues:
Transportation	$5,999,901		$3,944,981		$15,800,576		$10,835,710
Sourcing	263,794		279,819		799,714		821,944
Total revenues	6,263,695		4,224,800		16,600,290		11,657,654
Costs and expenses:
Purchased transportation and related services	5,180,390		3,378,651		13,580,980		9,141,354
Purchased products sourced for resale	239,113		256,876		723,562		744,621
Direct internally developed software amortization	5,152		4,388		14,601		12,124
Total direct costs	5,424,655		3,639,915		14,319,143		9,898,099
Gross profit / Gross profit margin	839,040	13.4%	584,885	13.8%	2,281,147	13.7%	1,759,555	15.1%
Plus: Direct internally developed software amortization	5,152		4,388		14,601		12,124
Adjusted gross profit / Adjusted gross profit margin	$844,192	13.5%	$589,273	13.9%	$2,295,748	13.8%	$1,771,679	15.2%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Total revenues	$6,263,695	$4,224,800	$16,600,290	$11,657,654
Operating income	310,769	168,239	794,702	466,466
Operating margin	5.0%	4.0%	4.8%	4.0%

Adjusted gross profit	$844,192	$589,273	$2,295,748	$1,771,679
Operating income	310,769	168,239	794,702	466,466
Adjusted operating margin	36.8%	28.6%	34.6%	26.3%

MARKET TRENDS
The North American surface transportation market continues to be impacted by tight carrier capacity as strong demand combined with ongoing driver availability challenges and supply chain disruptions caused by port congestion and weather events continue to drive purchased transportation costs to new historic levels. Industry freight volumes, as measured by the Cass Freight Index, increased approximately 9 percent during the third quarter of 2021 compared to the third quarter of 2020. This compares to an 8 percent decline for the same index during the third quarter of 2020. One of the metrics we use to measure market conditions is the truckload routing guide depth from our Managed Services business. Routing guide depth represents the number of carriers contacted prior to acceptance when procuring a transportation provider. The average routing guide depth of tender in the third quarter of 2021 was 1.7, representing that on average, the first or second carrier in a shipper's routing guide was executing the shipment in most cases. This routing guide penetration compares to 1.6 in the third quarter of 2020 and is reflective of the tight carrier capacity in both the third quarter of 2021 and 2020.
The global forwarding market continues to be significantly impacted by supply chain disruptions caused by ongoing port congestion along with equipment and labor shortages. These disruptions combined with strong demand have continued to drive purchased transportation costs for both ocean and air freight to historic levels. Due to the unprecedented challenges in the ocean freight market, conversions to air freight have become increasingly common. This has resulted in a continued increase in charter flights and larger than normal shipment sizes as traditional air freight capacity remains strained by a reduction of commercial flights since the beginning of the COVID-19 pandemic.
BUSINESS TRENDS
Our third quarter of 2021 surface transportation results continue to be impacted by the rising cost and price environment summarized in the market trends section. We have not, however, experienced the significant year over year volume volatility seen in the industry as measured by the Cass Freight Index. Industry freight volumes increased approximately 9 percent during the third quarter of 2021 compared to an 8 percent decline during the third quarter of 2020. Our combined NAST truckload and less than truckload ("LTL") volume increased 2.5 percent during the third quarter of 2021 compared to an 8.0 percent increase during the third quarter of 2020. We have continued to work with our customers to meet our contractual commitments since the beginning of the COVID-19 pandemic which has resulted in a higher than normal percentage of shipments with negative adjusted gross profit margins and less volatility in our combined NAST truckload and LTL volumes as compared to the Cass Freight Index. We continue to reshape our portfolio by adapting our pricing to reflect the rising cost environment and participating to a greater extent in the spot market. The strong demand and tight carrier capacity conditions resulted in our average truckload linehaul cost per mile, excluding fuel costs, increasing 26.0 percent during the third quarter of 2021. Our average truckload linehaul rate charged to our customers, excluding fuel surcharges, increased approximately 27.0 percent during the third quarter of 2021.
In our global forwarding business, we continued to experience significant increases in purchased transportation costs for both ocean and air freight due to port congestion in addition to the equipment and labor shortages impacting the global forwarding market. This along with increased volumes has resulted in strong growth in both total revenue and cost of transportation for our ocean and air freight services. Ocean volumes increased 12.0 percent with strong growth in nearly all regions we serve driven by higher award sizes from existing customers and new customer growth. In addition, we experienced strong growth in our air freight services driven by ocean freight conversions resulting from the significant disruptions experienced in the industry.
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
SIGNIFICANT DEVELOPMENTS
During the three months ended September 30, 2021, our financial results and operations were impacted by the COVID-19 pandemic and supply chain disruptions impacting the global forwarding and surface transportation markets as described above and discussed throughout Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The extent to which the COVID-19 pandemic and supply chain disruptions impact our financial results and operations for the remainder of 2021 and going forward will depend on future developments which are highly uncertain and cannot be predicted, including fluctuations in the severity of the COVID-19 outbreak and the actions being taken to contain and treat it in addition to actions being taken to resolve issues facing supply chains around the globe.

We have taken a variety of measures to ensure the availability, continuity, and security of our critical infrastructure, ensure the health and safety of our employees around the globe, and provide service and supply chain continuity to our customers and contracted carriers in order to deliver critical and essential goods and services. We have also adopted work-from-home arrangements, and as of September 30, 2021, approximately 80 percent of our employees were working remotely executing their duties and responsibilities. We do not believe these policies and initiatives will adversely impact our operations.
Due to the ongoing uncertainty around the severity and duration of the outbreak, including the emergence of COVID-19 variants, we are not able at this time to estimate the impact COVID-19 may have on our financial results and operations for the remainder of 2021 and going forward. However, the impact could be material in all business segments and could be material during any future period affected either directly or indirectly by this pandemic. Many businesses have experienced, and may continue to experience, reduced production and output which has resulted, and could continue to result, in a decrease in freight volumes across a number of industries, reducing our contractual and spot-market opportunities. In addition, a significant number of our contracted carriers have reduced, and may continue to reduce, their capacity or charge higher prices in light of the volatile market conditions which has reduced and may continue to reduce our adjusted gross profit margins as we honor our contractual freight rates.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select third quarter 2021 year-over-year operating comparisons to the third quarter 2020:
•Total revenues increased 48.3 percent to $6.3 billion, driven primarily by higher pricing and higher volume across most of our services.
•Gross profits increased 43.5 percent to $839.0 million. Adjusted gross profits increased 43.3 percent to $844.2 million, primarily driven by higher adjusted gross profit per transaction and higher volume across most of our services.
•Personnel expenses increased 32.0 percent to $399.9 million, primarily due to higher incentive compensation costs and also due to the benefit realized in the third quarter of 2020 from our short-term, pandemic-related cost reductions. Average headcount increased 7.1 percent.
•Other selling, general, and administrative (“SG&A”) expenses increased 13.0 percent to $133.5 million, primarily due to the benefit realized in the third quarter of 2020 from our short-term, pandemic-related cost reductions.
•Income from operations totaled $310.8 million, up 84.7 percent due to the increase in adjusted gross profits.
•Adjusted operating margin of 36.8 percent increased 820 basis points.
•Interest and other expenses totaled $16.7 million, consisting primarily of $13.1 million of interest expense, which increased $1.2 million versus last year due to a higher average debt balance. The third quarter also included a $3.8 million unfavorable impact from foreign currency revaluation and realized foreign currency gains and losses.
•The effective tax rate in the quarter was 16.0 percent compared to 15.1 percent in the third quarter last year. The rate increase was due primarily to a lower tax benefit related to stock-based compensation.
•Diluted earnings per share (EPS) increased 85.0 percent to $1.85.
•Cash flow from operations decreased $317.9 million driven by a large increase in working capital as of September 30, 2021.

CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% change	2021	2020	% change
Revenues:
Transportation	$5,999,901	$3,944,981	52.1%	$15,800,576	$10,835,710	45.8%
Sourcing	263,794	279,819	(5.7)%	799,714	821,944	(2.7)%
Total revenues	6,263,695	4,224,800	48.3%	16,600,290	11,657,654	42.4%
Costs and expenses:
Purchased transportation and related services	5,180,390	3,378,651	53.3%	13,580,980	9,141,354	48.6%
Purchased products sourced for resale	239,113	256,876	(6.9)%	723,562	744,621	(2.8)%
Personnel expenses	399,880	302,904	32.0%	1,123,616	933,607	20.4%
Other selling, general, and administrative expenses	133,543	118,130	13.0%	377,430	371,606	1.6%
Total costs and expenses	5,952,926	4,056,561	46.7%	15,805,588	11,191,188	41.2%
Income from operations	310,769	168,239	84.7%	794,702	466,466	70.4%
Interest and other expense	(16,662)	(7,465)	123.2%	(41,419)	(32,904)	25.9%
Income before provision for income taxes	294,107	160,774	82.9%	753,283	433,562	73.7%
Provision for income taxes	47,054	24,245	94.1%	139,136	74,948	85.6%
Net income	$247,053	$136,529	81.0%	$614,147	$358,614	71.3%

Diluted net income per share	$1.85	$1.00	85.0%	$4.56	$2.63	73.4%

Average headcount	15,968	14,904	7.1%	15,482	15,177	2.0%

Adjusted gross profit margin percentage(1)
Transportation	13.7%	14.4%	(70 bps)	14.0%	15.6%	(160 bps)
Sourcing	9.4%	8.2%	120 bps	9.5%	9.4%	10 bps
Total adjusted gross profit margin	13.5%	13.9%	(40 bps)	13.8%	15.2%	(140 bps)
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.

A reconciliation of our reportable segments to our consolidated results can be found in Note 9, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.

Consolidated Results of Operations—Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Total revenues and direct costs. Total transportation revenues and purchased transportation and related services increased significantly, primarily driven by higher pricing in ocean and truckload, in addition to increased volumes in nearly all services. The higher pricing was driven by the continued supply chain disruptions impacting both the global forwarding and surface transportation market discussed above in the market and business trends sections. Our sourcing total revenue and purchased products sourced for resale decreased as a result of a decrease in case volume with retail customers.
Gross profits and adjusted gross profits. Our transportation adjusted gross profit increased due to increased pricing in ocean and truckload services resulting in higher adjusted gross profits per transaction in addition to volume increases in nearly all services. Our transportation adjusted gross profit margin decreased driven by the increased cost of purchased transportation in all of our service lines. Sourcing adjusted gross profits increased driven by an increase in case volume from sourcing managed procurement customers in the food service industry as the prior year period experienced a significant decrease in demand resulting from the COVID-19 pandemic. This increase was partially offset by a decrease in case volume with retail customers.

Operating expenses. Personnel expenses increased primarily due to incentive compensation increases reflecting the strong results in the current period, an increase in average headcount, and the impact of steps taken to reduce costs in response to the COVID-19 pandemic in the prior period, including furloughs, reduced work hours, and the temporary suspension of the company match to retirement plans for U.S. and Canadian employees. Stock-based compensation expense recognized on performance-based equity awards granted prior to 2021 totaled $22.7 million in the current period compared to none in the prior period. SG&A expenses increased due to increased purchased services primarily due to the impact of short-term pandemic-related cost reductions in the prior year period.
Interest and other expense. Interest and other expense primarily consisted of interest expense of $13.1 million in the third quarter of 2021 and a $3.8 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses. Interest expense increased driven by a higher average debt balance in the third quarter of 2021 compared to the third quarter of 2020. The third quarter of 2020 included a $3.3 million favorable impact of foreign currency revaluation and realized foreign currency gains and losses.
Provision for income taxes. Our effective income tax rate was 16.0 percent for the third quarter of 2021 compared to 15.1 percent for the third quarter of 2020. The effective income tax rate for the third quarter of 2021 was lower than the statutory federal income tax rate primarily due to a lower tax rate on foreign earnings which decreased our effective tax rate by 4.2 percentage points in the third quarter of 2021. The effective income tax rate for the third quarter of 2020 was lower than the statutory federal income tax rate primarily due to foreign tax credits and the tax impact of share-based payment awards, which reduced the effective tax rate by 5.2 percentage points and 3.8 percentage points, respectively.
Consolidated Results of Operations—Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Total revenues and direct costs. Total transportation revenues and purchased transportation and related services increased driven by higher pricing in nearly all services, most notably in truckload and ocean services. Volumes also increased in nearly all services, most notably in ocean, air freight and LTL services. The increased pricing in truckload and ocean has been driven by strong demand in addition to tight truckload carrier capacity and unprecedented supply chain disruptions in the ocean freight industry. Our sourcing total revenue and purchased products sourced for resale decreased as a result of a decrease in case volume with retail customers.
Gross profits and adjusted gross profits. Our transportation adjusted gross profits increased driven by increased pricing in ocean and truckload services resulting in higher adjusted gross profits per transaction in addition to volume increases in our ocean, LTL, and air freight services. Our transportation adjusted gross profit margin decreased driven by the increased cost of purchased transportation in all of our service lines. Sourcing adjusted gross profits decreased slightly driven by lower adjusted gross profits per case, partially offset by increased case volume from customers in the food service industry which experienced a significant decrease in demand resulting from the COVID-19 pandemic in the prior year.
Operating expenses. Personnel expenses increased primarily due to incentive compensation increases reflecting the strong results in the current year, an increase in average headcount, and the impact of steps taken to reduce costs in response to the COVID-19 pandemic in the prior year, including furloughs, reduced work hours, and the temporary suspension of the company match to retirement plans for U.S. and Canadian employees in addition to increased health insurance costs. Stock-based compensation expense recognized on performance-based equity awards granted prior to 2021 totaled $42.4 million in the current year compared to none in the prior year. SG&A expenses increased primarily due to increased purchased services driven by the impact of short-term pandemic-related cost reductions in the prior year period, partially offset by lower credit losses in the current year. The prior year also included an $11.5 million loss on the sale-leaseback of a company owned data center.
Interest and other expense. Interest and other expense primarily consisted of interest expense of $38.0 million and a $8.6 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses in the nine months ended September 30, 2021. These expenses were partially offset by a $2.9 million local government subsidy in Asia for achieving specified performance criteria that was almost entirely offset by a reduction in foreign tax credits within the provision for income taxes. Interest expense increased driven by a higher average debt balance compared to the nine months ended September 30, 2020. The nine months ended September 30, 2020 included a $2.2 million favorable impact of foreign currency revaluation and realized foreign currency gains and losses.
Provision for income taxes. Our effective income tax rate was 18.5 percent for the nine months ended September 30, 2021 and 17.3 percent for the nine months ended September 30, 2020. The effective income tax rate for the nine months ended September 30, 2021 was lower than the statutory federal income tax rate primarily due to a lower tax rate on foreign earnings which reduced the effective tax rate by 1.5 percentage points and the combined tax impact of Global Intangible Low-tax Income ("GILTI") and Foreign Derived Intangible Income ("FDII"), which reduced the effective tax rate by 1.3 percentage points. These impacts were partially offset by state income tax expense, net of federal benefit, which increased the effective income tax rate. The effective income tax rate for the nine months ended September 30, 2020 was lower than the statutory federal income tax rate primarily due to the tax impact of share-based payment awards, including the tax benefit from the delivery of a one-time deferred stock award that was granted to the company's prior Chief Executive Officer in 2000, which reduced the rate by 4.1 percentage points, in addition to foreign tax credits which reduced the rate by 3.1 percentage points.

NAST Segment Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2021	2020	% change	2021	2020	% change
Total revenues	$3,814,988	$2,923,842	30.5%	$10,611,892	$8,222,879	29.1%
Costs and expenses:
Purchased transportation and related services	3,354,839	2,555,899	31.3%	9,294,039	7,102,602	30.9%
Personnel expenses	202,304	148,958	35.8%	571,486	474,999	20.3%
Other selling, general, and administrative expenses	108,810	96,459	12.8%	309,456	287,380	7.7%
Total costs and expenses	3,665,953	2,801,316	30.9%	10,174,981	7,864,981	29.4%
Income from operations	$149,035	$122,526	21.6%	$436,911	$357,898	22.1%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% change	2021	2020	% change
Average headcount	6,764	6,702	0.9%	6,650	6,870	(3.2)%
Service line volume statistics
Truckload			4.5%			1.0%
LTL			1.0%			12.5%

Adjusted gross profits(1)
Truckload	$309,787	$226,992	36.5%	$876,665	$722,843	21.3%
LTL	131,166	117,602	11.5%	379,438	335,360	13.1%
Other	19,196	23,349	(17.8)%	61,750	62,074	(0.5)%
Total adjusted gross profits	$460,149	$367,943	25.1%	$1,317,853	$1,120,277	17.6%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020
Total revenues and direct costs. NAST total revenues increased primarily driven by higher truckload and LTL pricing and an increase in truckload and LTL volumes. Truckload pricing has remained at historic levels during the third quarter of 2021 driven by tight carrier capacity caused by driver availability challenges and the supply chain disruptions facing the industry as discussed above in the market trends section. Total purchased transportation and related services increased, driven by higher average truckload linehaul costs per mile and, to a lesser extent, higher purchased transportation costs per transaction in LTL services and volume increases in both truckload and LTL services.
Gross profits and adjusted gross profits. NAST truckload adjusted gross profits increased driven primarily by increased pricing resulting in higher adjusted gross profits per transaction in addition to an increase in volume. The increased adjusted gross profit per transaction in truckload was the result of an increase in spot market opportunities and continued progress repricing our contractual truckload business to reflect the rising cost environment. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, increased approximately 27.0 percent in the third quarter of 2021 compared to the third quarter of 2020. Our truckload transportation costs, excluding fuel surcharges, increased approximately 26.0 percent.

NAST LTL adjusted gross profits increased due to higher adjusted gross profits per transaction resulting from higher pricing and an increase in volumes.
NAST other adjusted gross profits decreased driven by lower adjusted gross profits per transaction and volume in intermodal.
Operating expenses. NAST personnel expenses increased primarily due to incentive compensation increases reflecting the strong results in the current period, an increase in average headcount, and the impact of steps taken to reduce costs in response to the COVID-19 pandemic in the prior period, including furloughs, reduced work hours, and the temporary suspension of the company match to retirement plans for U.S. and Canadian employees. NAST SG&A expenses increased driven by increased investments in technology and increased warehouse expenses and purchased services. The operating expenses of NAST and all other segments include allocated corporate expenses.
Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020
Total revenues and direct costs. NAST total revenues increased due to higher pricing in truckload and, to a lesser extent, higher pricing in LTL services in addition to volume increases in both LTL and truckload services. The increased pricing in truckload has been driven by tight carrier capacity caused by driver availability challenges and the supply chain disruptions facing the industry as discussed above in the market and business trends section. The prior year was adversely impacted by weakening demand during the early stages of the COVID-19 pandemic which resulted in industry volume decreases. Total purchased transportation and related services increased, driven by higher average truckload linehaul costs per mile in addition to higher purchased transportation costs per transaction in LTL services and volume increases in both LTL and truckload services.
Gross profits and adjusted gross profits. NAST truckload adjusted gross profits increased driven by increased adjusted gross profits per transaction due to the higher pricing discussed above. Our average truckload linehaul rate per mile charged to our customers increased approximately 34.0 percent. Our truckload transportation costs, excluding fuel costs, increased approximately 35.5 percent.
NAST LTL adjusted gross profits increased due to increased volumes.
NAST other adjusted gross profits decreased slightly as lower adjusted gross profits per transaction and lower volume in intermodal were mostly offset by incremental warehousing services related to the acquisition of Prime Distribution.
Operating expenses. NAST personnel expense increased primarily due to incentive compensation increases reflecting the strong results in the current year and the impact of steps taken to reduce costs in response to the COVID-19 pandemic in the prior year, including furloughs, reduced work hours, and the temporary suspension of the company match to retirement plans for U.S. and Canadian employees. These increases were partially offset by a decrease in average headcount. NAST SG&A expenses increased driven by increased investments in technology and increased warehouse expenses partially offset by a reduction in credit loss.

Global Forwarding Segment Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2021	2020	% change	2021	2020	% change
Total revenues	$1,978,901	$831,957	137.9%	$4,585,734	$2,070,161	121.5%
Costs and expenses:
Purchased transportation and related services	1,668,003	674,300	147.4%	3,821,782	1,621,230	135.7%
Personnel expenses	96,298	71,095	35.4%	260,243	205,310	26.8%
Other selling, general, and administrative expenses	49,445	40,263	22.8%	139,753	126,588	10.4%
Total costs and expenses	1,813,746	785,658	130.9%	4,221,778	1,953,128	116.2%
Income from operations	$165,155	$46,299	256.7%	$363,956	$117,033	211.0%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% change	2021	2020	% change
Average headcount	5,167	4,607	12.2%	4,951	4,716	5.0%
Service line volume statistics
Ocean			12.0%			22.0%
Air(1)			50.5%			47.5%
Customs			10.5%			18.5%

Adjusted gross profits(2)
Ocean	$214,824	$88,878	141.7%	$501,136	$237,422	111.1%
Air	59,621	33,836	76.2%	157,047	112,254	39.9%
Customs	25,468	22,463	13.4%	75,203	63,115	19.2%
Other	10,985	12,480	(12.0)%	30,566	36,140	(15.4)%
Total adjusted gross profits	$310,898	$157,657	97.2%	$763,952	$448,931	70.2%
________________________________
(1) Beginning in the second quarter of 2021 reported air volumes represent metric tons shipped. Previously reported statistics were based on transactional volumes and have been restated to conform with the current period presentation.
(2) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020
Total revenues and direct costs. Global Forwarding total revenues and direct costs increased driven by higher pricing in our ocean services and, to a lesser extent, higher pricing in air freight and increased volumes in both our ocean and air freight services. The higher ocean and air freight pricing and costs were driven by the continued supply chain disruptions impacting the global forwarding market discussed above in the market and business trends section. Increased air freight volumes were driven by ocean freight conversions resulting from the significant disruptions experienced in the industry and the continued increase in charter flights and larger than normal shipment sizes as traditional air freight capacity remains strained by a reduction of commercial flights.
Gross profits and adjusted gross profits. Ocean and air freight transportation adjusted gross profits increased driven by higher pricing resulting in higher adjusted gross profits per transaction in addition to an increase in volumes. Customs adjusted gross profits increased driven by an increase in transaction volume.
Operating expenses. Personnel expenses increased primarily due to an increase in average headcount and incentive compensation increases reflecting the strong results in the current period. The prior period included the impact of steps taken to reduce costs in response to the COVID-19 pandemic, including furloughs and reduced work hours. SG&A expenses increased driven by increased investments in technology, partially offset by a reduction of amortization expense due to the completion of amortization related to intangible assets from a prior acquisition.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020
Total revenues and direct costs. Total revenues and direct costs increased driven by higher pricing and volumes in our ocean services and, to a lesser extent, higher pricing and volumes in our air freight services. The increased ocean pricing was driven by the unprecedented supply chain disruptions impacting the industry combined with strong demand. The first half of 2020 was also severely impacted by reduced demand and production due to the COVID-19 pandemic which led to significant volume declines in all services in the prior year.
Gross profits and adjusted gross profits. Ocean and air freight transportation adjusted gross profits increased driven by higher pricing resulting in higher adjusted gross profits per transaction in addition to increased volumes. Customs adjusted gross profits increased driven by an increase in transaction volumes.
Operating expenses. Personnel expenses increased primarily due to an increase in average headcount and incentive compensation increases reflecting the strong results in the current period. The prior year included the impact of steps taken to reduce costs in response to the COVID-19 pandemic, including furloughs and reduced work hours. SG&A expenses increased driven by increased investments in technology and increased purchased services, partially offset by a reduction of amortization expense due to the completion of amortization related to intangible assets from a prior acquisition.
All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2021	2020	% change	2021	2020	% change
Total revenues	$469,806	$469,001	0.2%	$1,402,664	$1,364,614	2.8%
Income from operations	(3,421)	(586)	N/M	(6,165)	(8,465)	N/M

Adjusted gross profits(1)
Robinson Fresh	26,651	24,449	9.0%	81,539	82,109	(0.7)%
Managed Services	26,720	24,060	11.1%	78,510	70,090	12.0%
Other Surface Transportation	19,774	15,164	30.4%	53,894	50,272	7.2%
Total adjusted gross profits	$73,145	$63,673	14.9%	$213,943	$202,471	5.7%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020
Total revenues were essentially flat driven by higher truckload pricing and volumes in Other Surface Transportation, including a 9.5 percentage point increase from the acquisition of Combinex, which was mostly offset by a decline in our Robinson Fresh business driven by a decrease in case volume with retail customers.
Robinson Fresh adjusted gross profits increased driven by an increase in case volume primarily from sourcing managed procurement customers in the food service industry as the prior year period experienced a significant decrease in demand resulting from the COVID-19 pandemic. This increase was partially offset by a decrease in case volume with retail customers. Managed Services adjusted gross profits increased driven by increased transaction volumes resulting from an increase in freight under management. Other Surface Transportation adjusted gross profits increased as a result of higher adjusted gross profits per transaction and a 13.5 percentage point increase from the acquisition of Combinex.
Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020
Total revenues increased driven by higher truckload pricing and volumes in Other Surface Transportation, including a 4.5 percentage point increase from the acquisition of Combinex partially offset by a decline in Robinson Fresh driven by lower pricing.
Robinson Fresh adjusted gross profits decreased slightly driven by lower adjusted gross profits per case, partially offset by increased case volume from customers in the food service industry which experienced a significant decrease in demand resulting from the COVID-19 pandemic in the prior year. Managed Services adjusted gross profits increased driven by increased transaction volumes resulting from an increase in freight under management. Other Surface Transportation adjusted gross profits increased primarily due to a 5.5 percentage point increase from the acquisition of Combinex.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (dollars in thousands):

Description	Carrying Value as of September 30, 2021	Borrowing Capacity	Maturity
Revolving credit facility	$632,000	$1,000,000	October 2023
Senior Notes, Series A	175,000	175,000	August 2023
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Senior Notes (1)	593,950	600,000	April 2028
Total debt	$1,725,950	$2,100,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.

We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases.
Cash and cash equivalents totaled $202.6 million as of September 30, 2021 and $243.8 million as of December 31, 2020. Cash and cash equivalents held outside the United States totaled $170.6 million as of September 30, 2021 and $230.9 million as of December 31, 2020.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020	% change
Sources (uses) of cash:
Cash provided by operating activities	$19,100	$337,049	(94.3)%

Capital expenditures	(52,565)	(40,261)
Acquisitions, net of cash acquired	(14,749)	(223,230)
Other investing activities	—	5,525
Cash used for investing activities	(67,314)	(257,966)	(73.9)%

Repurchase of common stock	(428,801)	(68,563)
Cash dividends	(208,926)	(207,428)
Net borrowing (payments) on debt	629,701	(83,000)
Other financing activities	17,937	84,007
Cash provided by (used for) financing activities	9,911	(274,984)	N/M
Effect of exchange rates on cash and cash equivalents	(2,844)	612
Net change in cash and cash equivalents	$(41,147)	$(195,289)

Cash flow from operating activities. Cash flow from operating activities decreased significantly during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to unfavorable changes in working capital. The unfavorable changes in working capital were primarily related to a sequential increase in accounts receivable and contract assets partially offset by a related increase in accounts payable and accrued transportation expense. Both increases were driven by a sequential increase in pricing and volumes in nearly all services, most notably in global forwarding, during the third quarter of 2021. The increase in accounts receivable was driven by our global forwarding business where our days sales outstanding ratio is approximately double that of our NAST business. Despite the increase in accounts receivable, we are not experiencing a deterioration in the quality of our accounts receivables balance, and the results of the nine months ended September 30, 2021 include sequential and year-over-year improvements in the percent of accounts receivable that are past due. Additionally, given the COVID-19 pandemic, we are closely monitoring credit and collections activities to minimize risk as well as working with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.
Cash used for investing activities. Capital expenditures consisted primarily of investments in hardware and software, which are intended to increase employee productivity, automate interactions with our customers and contracted carriers, and improve our internal workflows to help expand our adjusted operating margins and grow the business. We used $14.7 million for the acquisition of Combinex during the nine months ended September 30, 2021. We used $222.7 million for the acquisition of Prime Distribution during the nine months ended September 30, 2020.
Cash used for financing activities. Net borrowings on debt in the nine months ended September 30, 2021 were to fund working capital needs and share repurchases. Net repayments on debt in the nine months ended September 30, 2020 were used to reduce the outstanding balance of the Receivables Securitization Facility. The increase in cash used for share repurchases was due to an increase in the number of shares repurchased during the nine months ended September 30, 2021 as we temporarily suspended our share repurchase activity in 2020 as we continued to assess the impacts of the COVID-19 pandemic. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions. Over the long term, we remain committed to our quarterly dividend and share repurchases to enhance shareholder value. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We may seek to retire or purchase our outstanding Senior Notes through open market cash purchases, privately negotiated transactions or otherwise.
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
As of September 30, 2021, we were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, and Senior Notes.

Recently Issued Accounting Pronouncements
Refer to Note 1, Basis of Presentation, contained in this quarterly report and in the company's 2020 Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the company's 2020 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of September 30, 2021, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the company’s 2020 Annual Report on Form 10-K for a discussion on the company’s market risk. As of September 30, 2021, there were no material changes in market risk from those disclosed in the company’s 2020 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
(b) Changes in internal controls over financial reporting.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the company during the quarter ended September 30, 2021 of shares of the company's common stock.

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
July 2021	555,897	$92.39	541,223	4,503,932
August 2021	664,807	90.34	662,908	3,841,024
September 2021	654,293	88.93	645,519	3,195,505
Third Quarter 2021	1,874,997	$90.45	1,849,650	3,195,505
________________________________
(1) The total number of shares purchased based on trade date includes: (i) 1,849,650 shares of common stock purchased under the authorization described below; and (ii) 25,347 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(2) In May 2018, the Board of Directors increased the number of shares authorized for repurchase by 15,000,000 shares. As of September 30, 2021, there were 3,195,505 shares remaining for future repurchases. Purchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.
ITEM 3. DEFAULTS ON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended September 30, 2021 formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the company for the period ended September 30, 2021 formatted in Inline XBRL (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 29, 2021.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Robert C. Biesterfeld, Jr.
Robert C. Biesterfeld, Jr.
Chief Executive Officer

By:	/s/ Michael P. Zechmeister
Michael P. Zechmeister
Chief Financial Officer