Form 10-K
period 2021-12-31
C. H. ROBINSON WORLDWIDE, INC.
filed 2022-02-23
CIK 1043277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2021, was $12,367,912,086 (based upon the closing price of $93.67 per common share on that date as quoted on The Nasdaq Global Select Market).
As of February 16, 2022, the number of shares outstanding of the registrant’s common stock, par value $0.10 per share, was 128,798,559.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its 2022 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III.

C.H. ROBINSON WORLDWIDE, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2021

PART I
ITEM 1. BUSINESS
Overview
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest global logistics companies in the world with consolidated total revenues of $23.1 billion in 2021. We transform the way the world moves, improving the global supply chain through our people, processes, and technology. We are driven to provide exceptional experience to our customers and suppliers by providing freight transportation services and logistics solutions to companies of all sizes in a wide variety of industries. In 2021, we handled approximately 20 million shipments and worked with approximately 100,000 customers. Operating throughout North America, Europe, Asia, Oceania, and South America we offer a global suite of services using tailored, market-leading differentiated technology built by and for our global network of supply chain experts working with our customers to drive better outcomes by leveraging our experience, data, technology, and scale. Our EDGE values are the core of our strategy and drive us to Evolve constantly, Deliver excellence, Grow together, and Embrace integrity.
As a global logistics platform, we connect across continents by partnering with a wide variety of transportation companies and utilizing those relationships to efficiently and cost-effectively arrange the transport of our customers’ freight. In 2021, our customers turned to us to find solutions to problems they had never experienced before in the supply chain industry. We utilized approximately 85,000 contracted transportation companies around the world, including contracted motor carriers, railroads (primarily intermodal service providers), and ocean and air carriers in 2021. Our employees, technology, and product portfolio enable us to provide a differentiated experience, remaining flexible and providing solutions that optimize service for our customers. As an integral part of our transportation services, we also provide a wide range of value-added logistics services, such as freight consolidation, customs brokerage, supply chain consulting and analysis, emission analytics, optimization, and reporting.
In addition to transportation and logistics services, we also provide sourcing services under the trade name Robinson Fresh® (“Robinson Fresh”). Our sourcing services consist primarily of the buying, selling, and/or marketing of fresh fruits, vegetables, and other value-added perishable items. The foundation for much of our logistics expertise can be traced to this original business, founded in 1905, which gives us significant experience in handling produce and temperature controlled commodities. We supply fresh produce through a network of independent produce growers and suppliers. Our customers include grocery retailers, restaurants, foodservice distributors, and produce wholesalers. In many cases, we also arrange the logistics and transportation of the products we sell and provide related supply chain services, such as replenishment, category management, and managed procurement services. We have developed proprietary brands of produce and have exclusive licensing agreements to distribute fresh and value-added produce under recognized consumer brand names. The produce for these brands is sourced through a preferred grower network and packed to order through contract packing agreements. We have instituted quality assurance and monitoring procedures with each of these preferred growers.
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
NAST provides transportation and logistics services across North America through a network of offices in the United States, Canada, and Mexico. The primary services provided by NAST are truckload and less than truckload (“LTL”) transportation brokerage services.
Global Forwarding provides transportation and logistics services through an international network of offices in North America, Europe, Asia, Oceania, and South America; and also contracts with independent agents worldwide. The primary services provided by Global Forwarding include ocean freight services, air freight services, and customs brokerage.
Robinson Fresh provides sourcing services that primarily include the buying, selling, and/or marketing of fresh fruits, vegetables, and other value-added perishable items. Robinson Fresh sources products from around the world.
Managed Services is primarily comprised of our TMC division, which offers Managed TMS® (“Managed TMS”). Managed TMS combines the use of our global technology platform Navisphere® (“Navisphere”), logistics process expertise, and consulting services in relation to the use of motor carriers and other transportation providers chosen by our customers. Customers can access Navisphere, logistics experts, and supply chain engineers to manage their day-to-day operations and optimize supply chain performance.

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
We provide the following transportation and logistics services:
•Truckload: Through our contracts with motor carriers, we have access to dry vans, temperature controlled vans, flatbeds, and bulk capacity. Through the use of Navisphere, we connect our customers with contracted motor carriers that specialize in their transportation lanes and product types, and we help contracted motor carriers optimize the usage of their equipment.
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
•Other Logistics Services: We provide intermodal transportation service, which is the shipment of freight in containers or trailers by a combination of truck and rail. In addition, we provide fee-based Managed Services, warehousing services, small parcel, and other services.
Customers communicate their freight needs, typically on an order-by-order basis, to the C.H. Robinson team responsible for their account, either directly or through highly automated connections established between Navisphere and the customers' transportation management system. The C.H. Robinson team then ensures that all necessary information regarding each shipment is available in Navisphere. We utilize the information from Navisphere and other available sources to select the best contracted carrier based upon factors such as their service score, equipment availability, freight rates, and other relevant factors.
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
As a result of our logistics capabilities, our technology, our global suite of services, and available modes of transportation, some of our customers have us handle all, or a substantial portion, of their freight transportation requirements. Our employees price our services to provide a profit to us for the totality of services performed for the customer. Our services to the customer may be priced on a spot market, or transactional basis, or prearranged contractual rates. Most of our contractual rate commitments are for one year or less and allow for renegotiation. As is typical in the transportation industry, most of these contracts do not include specific volume commitments. When we enter into prearranged rate agreements for truckload services with our customers, we usually have fuel surcharge agreements that allow for fuel to primarily act as a pass-through cost, in addition to the underlying line-haul portion of the rate.
We purchase most of our truckload services from our contracted truckload carriers on a spot market, or transactional basis, even when we are working with the customer on a contractual basis. In some cases, we may get advance commitments from one or more contracted motor carriers to transport contracted shipments for the length of our customer contract or to provide transportation services within dense transportation lanes. In those cases, where we have prearranged rates with contracted motor carriers, there is typically a calculated fuel surcharge based on a mutually agreed-upon formula.
While providing day-to-day transportation services, our employees often identify opportunities for additional logistics services as they become more familiar with our customers’ daily operations and the nuances of our customers’ supply chains. We offer a wide range of logistics services on a global basis that reduce or eliminate supply chain inefficiencies. We analyze customers’ current transportation rate structures, modes of shipping, and carrier selection. We identify opportunities to consolidate shipments for cost savings. We suggest ways to improve operating and shipping procedures and manage claims. We help customers minimize storage through crossdocking and other flow-through operations. Many of these services are provided in connection with providing the transportation services based on the nature of the customer relationship. In addition to these transportation services, we may also provide a wide range of value-added logistics services, such as freight consolidation, customs brokerage, supply chain consulting and analysis, emission analytics, optimization, and reporting, for which we are usually paid separately.
We have broadened our relationship with many of our customers through an emphasis on integrated logistics solutions resulting in us managing a greater portion of their supply chains. We often serve our customers through specially created teams and through multiple locations. Our transportation and logistics services are provided to numerous international customers through our worldwide network.
Transportation services accounted for approximately 97 percent of adjusted gross profit in 2021 and 96 percent of adjusted gross profit in 2020 and 2019. Adjusted gross profit is a non-GAAP financial measure calculated as total revenues less the total of purchased transportation and related services and the cost of purchased products sourced for resale. For additional information, see Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The table below shows our adjusted gross profit by transportation mode, for the years ended December 31 (in thousands):

	2021	2020	2019	2018	2017
Truckload	$1,280,629	$1,071,873	$1,348,878	$1,445,916	$1,229,999
LTL	523,365	457,290	477,348	471,275	407,012
Ocean	711,223	350,094	308,367	312,952	290,630
Air	225,286	151,443	106,777	120,540	100,761
Customs	100,539	87,095	91,828	88,515	70,952
Other Logistics Services	210,958	195,159	149,664	154,546	146,262
Total	$3,052,000	$2,312,954	$2,482,862	$2,593,744	$2,245,616
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
Our sourcing services include inventory forecasting and replenishment, brand management, and category development services. We have various national and regional branded produce programs, including both proprietary brands and nationally licensed brands. These programs contain a wide variety of high quality, fresh bulk, and value-added fruits and vegetables. These brands have expanded our market presence and relationships with many of our retail customers. We have also instituted quality assurance and monitoring programs as part of our branded and preferred grower programs. Sourcing accounted for approximately three percent of our adjusted gross profit in 2021 and four percent of our adjusted gross profit in 2020 and 2019.
Customer Relationships
We work to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing them with a full range of logistics services and people they can rely on. During 2021, we served approximately 100,000 customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries. During 2021, our largest customer accounted for approximately two percent of total revenues. In recent years, we have grown by adding new customers and by increasing our volumes with, and providing more services to, our existing customers.
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
We often compete with respect to price, scope of services, or a combination thereof, but believe that our most significant competitive advantages are:
•People: Our knowledgeable, dedicated, and empowered people act as an extension of our customers’ teams—logistics experts they can rely on—to innovate and execute their supply chain strategies;
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
•Information: Our global suite of services, unparalleled quantity of relationships, and scale combine to provide us with an industry leading data estate. We have one of the largest datasets of shipments, routings, and carriers in the world. We use our industry-leading data and data analysts to drive smarter solutions for our customers; and
•Stability: Our customers and our contract carriers rely on us to support critical elements of their business. Our financial strength, discipline, and consistent track record of success are a key foundation of our ability to sustainably meet their needs.

Proprietary Information Technology and Intellectual Property
Most of our global network operates on a single global technology platform called Navisphere that is used to match customer needs with supplier capabilities, to collaborate with other offices, and to utilize centralized support resources to complete all facets of the transaction. Our technology and software platform is essential to serve our customers and contracted carriers, and to manage our business. In 2021, we executed approximately 20 million shipments for approximately 100,000 customers with approximately 85,000 contracted carriers.
Navisphere and our other operational systems help our employees service customer orders, select the optimal mode of transportation, build and consolidate shipments, identify appropriate carriers, and manage exceptions, all based on customer-specific service parameters. Our data estate and scale provides our organization with the necessary business intelligence to allow for the necessary decision support in all areas of our business.
We have committed to investing in our technology to bring the value of technology, data, and analytics to our customers, help solve their most complex logistics challenges and drive the industry forward. With approximately 1,300 data scientists, engineers, and developers, we are continuing to invest in global talent in this critical area, building the next generation of tools and processes that will change how supply chains function.
C.H. Robinson® Labs™ (“Robinson Labs”) is part of this commitment. It is an innovation incubator where the next big ideas in logistics and supply chain are created, tested, and scaled to drive smarter solutions for our customers and contracted carriers. The Robinson Labs team collaborates with customers to solve their logistics challenges with technology built by and for supply chain experts. Industry-first tools launched by Robinson Labs in 2021 include:
•Procure IQ®, which uses an algorithm built by our data scientists and the largest freight shipment dataset in the industry to show shippers the optimal way to purchase transportation in each of their shipping lanes;
•Emissions IQ™, which gives shippers instant visibility into their carbon emissions and surfaces opportunities for reduction; and
•Market Rate IQ™, which reveals the patterns in a shipper’s spot freight that they could change to save money
Our operations primarily use Navisphere, our global, multimodal transportation management system that allows customers to communicate worldwide with parties in their supply chain across languages, currencies, and continents. Navisphere offers sophisticated business analytics, artificial intelligence, and data-driven tools to improve supply chain performance and meet increasing customer demands including the following tools:
•Navisphere Vision allows our customers to see their freight across all modes and services globally in a single view. Details of shipment contents, shipment status, disruptions to shipments, and resulting adjustment to estimated time of arrival using artificial intelligence are provided for the customer to manage their supply chain exceptions. Collaboration, intelligent notifications, and performance scorecards allow customers to manage their supply chain and identify inefficiencies.
•Navisphere Insight takes a customer’s raw data about their freight and uses data science to turn it into valuable insights, surfacing trends in transportation performance, and spend that can be used for decision-making in real time or over time. Analysis is provided down to the shipment and order level.
•Navisphere Optimizer helps customers minimize the travel time, distance, and total miles of their freight, while maximizing their trailer utilization and savings. It is used during the transportation planning process and dynamically selects the right route with the right mode and right carrier on the right day.

Navisphere is also integrated into an industry-leading 23 third-party transportation management systems and/or enterprise resource planning systems, allowing our dynamic pricing engine to directly deliver real-time quotes to customers when they have freight to be picked up or delivered. This eliminates the need for our customers to shop around and provides an automated solution.
The Navisphere Carrier (“Navisphere Carrier”) platform provides contracted motor carriers access to the functionality necessary to efficiently manage their relationship with C.H. Robinson. Contracted motor carriers can search and book available freight, provide online status updates, keep track of receivables, and upload scanned documentation. Many of our contracted motor carriers’ favorite features from Navisphere Carrier are also available through our Navisphere Carrier mobile application for Android® and iOS® mobile operating systems.

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
Freightquote® by C.H. Robinson is a web-based, mobile-responsive offering designed to streamline the shipping process for small business customers, allowing the booking of freight without any shipping knowledge or expertise. Freightquote's small business customers can go online with their smart phone, tablet, or computer to book their LTL or truckload freight, track shipments, get proactive notifications, and pay for transportation services with a credit card.
We rely on a combination of cyber-security, trademarks, copyrights, trade secrets, and nondisclosure and non-competition agreements to establish and protect our intellectual property and proprietary technology. Additionally, we have numerous registered trademarks, trade names, and logos in the United States and internationally.
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
In 2021, we worked with approximately 85,000 transportation providers worldwide, of which the vast majority are contracted motor carriers. To strengthen and maintain our relationships with contracted motor carriers, our employees regularly communicate with them and try to assist them by increasing their equipment utilization, reducing their empty miles, and repositioning their equipment. To make it easier for contracted motor carriers to work with us, we have a policy of contracted motor carrier invoice payment upon receipt of proof of delivery in accordance with our standard payment terms. For those contracted motor carriers that would like a faster payment, we also offer expedited payment upon receipt of proof of delivery in exchange for a discount, along with offering in-trip cash advances.
Contracted motor carriers provide access to dry vans, temperature controlled vans, flatbeds, and bulk capacity. These contracted motor carriers are of all sizes, including owner-operators of a single truck, small and mid-size fleets, private fleets, and the largest national trucking companies. Consequently, we are not dependent on any one contracted motor carrier. Our largest truck transportation provider was less than two percent of our total cost of transportation in 2021. Contracted motor carriers that had fewer than 100 trucks transported approximately 82 percent of our truckload shipments in 2021. Every United States and Canadian motor carrier we do business with is required to execute a contract that establishes the motor carrier is acting as an independent contractor. At the time the contract is executed, and thereafter, through subscriptions with a third-party service, we confirm that each United States contracted motor carrier is properly licensed and insured, has the necessary federally-issued authority to provide transportation services, and can provide the necessary level of service on a dependable basis. Our motor carrier contracts require that the contracted motor carrier issue invoices only to and accept payment solely from us for the shipments that they transport under their contract with us and allow us to withhold payment to satisfy previous claims or shortages. Our standard contracts do not include volume commitments, and typically the initial contract rate is modified each time we confirm an individual shipment with a contracted motor carrier.
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
We are subject to licensing and regulation as a property freight broker and are licensed by the U.S. Department of Transportation (“DOT”) to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. We are also subject to regulation by the Federal Maritime Commission (“FMC”) as an ocean freight forwarder and NVOCC; we maintain separate bonds and licenses for each. We operate as a Department of Homeland Security certified IAC, providing air freight services, subject to commercial standards set forth by the International Air Transport Association (“IATA”) and federal regulations issued by the Transportation Security Administration (“TSA”). We provide customs brokerage services as a customs broker under a license issued by the U.S. Customs and Border Protection and other authoritative governmental agencies. We also have and maintain other licenses as required by law.
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
We are subject to laws and regulations in the U.S. and other countries concerning the handling of personal information, including laws that require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information. These laws and regulations include, for example, the European General Data Protection Regulation and the California Consumer Privacy Act. Regulatory actions or litigation seeking to impose significant penalties could be brought against us in the event of a data breach or alleged non-compliance with such laws and regulations.

Human Capital
At C.H. Robinson, our employees literally connect the world. They are logistics experts and problem solvers, and they act as an extension of our customers' teams. In fact, our customers and contract carriers consistently cite our people as one of the top reasons they work with C.H. Robinson. Our talent strategy is built on our EDGE values: Evolve constantly, Deliver excellence, Grow together, and Embrace integrity. We attract and retain the right talent by creating an inclusive, high-performing culture and engage employees with meaningful work at a place where they belong, can grow, and are proud to work. We leverage the diverse perspectives, backgrounds, and experiences of our global network of supply chain experts to create innovative solutions and better meet the needs of our customers, contract carriers, and growers.
Oversight and Governance
Our Board of Directors and Talent and Compensation Committee have oversight of our human capital management and diversity, equity, and inclusion (“DEI”) efforts. They receive regular updates from our Chief Human Resources and Environmental, Social, and Governance (“ESG”) Officer on our key strategic initiatives, success measurements, and other relevant matters pertaining to human resources and DEI including, but not limited to, hiring and retention, culture, employee engagement, succession planning, compensation and benefits, and human resources or DEI-related risks.
Our People
As of December 31, 2021, we had a total of 16,877 employees, 14,554 of whom are network employees, as presented below. Our remaining employees support our network teams in areas such as finance, product, information technology, software engineering, data science and analysis, legal, marketing, and human resources. The following table illustrates our employees by global region:

	North America	Europe	Asia	Oceania	South America	Total
Network employees	10,133	1,799	1,950	409	263	14,554
Shared services employees	1,856	186	214	33	34	2,323
Total Employees	11,989	1,985	2,164	442	297	16,877
Contractors	1,689	38	343	54	58	2,182
Diversity, Equity, and Inclusion (DEI)
We believe that fostering an inclusive, equitable, and diverse workforce is core to our EDGE values as well as a business imperative. The unique experiences and backgrounds of our people create a stronger, more innovative, and successful team. We bring our commitment to diversity, equity, and inclusion to life by integrating our DEI strategic pillars (workplace diversity, workforce inclusivity, partnerships, and accountability) across our talent strategies and into our business.
As a global company, we think broadly about DEI and value all dimensions of diversity. To help us evaluate progress against our strategy, we track a number of DEI metrics that are reviewed regularly and reported to our senior leadership teams on a quarterly basis. Additionally, we have identified aspirational goals to be met by 2025 that focus on hiring, retention, engagement, and leadership representation for women (globally) and people of color (U.S. only). Some of these metrics are summarized below as of December 31, 2021. Additional information can be found in our annual ESG report.

Women on Board of Directors	30%
U.S. Racial and Ethnic Minorities on Board of Directors	10%
Women in Workforce	48%
Management Positions Held by Women	45%
Leadership Positions Held by Women	26%
U.S. Racial and Ethnic Minorities in Workforce	28%
Management Positions Held by U.S. Racial and Ethnic Minorities	22%
Leadership Positions Held by U.S. Racial and Ethnic Minorities	10%
External Hires - Women	49%
External Hires - U.S. Racial and Ethnic Minorities	40%

We have active and engaged Employee Resource Groups (“ERGs”) that foster employee connections across the world, provide learning, engagement, and development opportunities, and partner with human resources and DEI teams to help advance our work. Currently, each of our six ERGs has an average of 800 employee members. Additionally, in 2021, we rolled out inclusivity training to all employees around the world, hosted our first Global Inclusion Week, created targeted resources for managers to support inclusive leadership behaviors, and donated to support nonprofit organizations aligned with our DEI goals.
Talent Acquisition, Engagement, and Retention
Our continued success depends on our ability to hire and retain talented team members who can bring their unique backgrounds to work. To support our hiring processes, we develop a robust, diverse pipeline of qualified candidates, then collaborate across the organization to best understand our talent needs and place the right person in each role. We recognize that 2021 brought an increasingly tight talent market and a shift toward a more flexible workplace. To adapt to these changes, we are investing more in recruitment marketing, added recruiter headcount, broadened our talent searches geographically, and increased passive candidate sourcing. We also enhanced our recruiting and hiring processes to create an even more inclusive candidate experience and address any potential unconscious biases.
Our employee turnover ratio, which is calculated as the number of employees who departed the Company in the 12 months ended December 31, 2021, divided by the average number of employees in the 12 months ended December 31, 2021, was 19 percent. Our employee turnover ratio is up from a historically low level in 2020 fueled by the pandemic, but is in line with pre-pandemic employee turnover rates. Current labor market conditions compound the impact of turnover so to improve our retention rate, we are addressing the top reasons that employees stay, including compensation, work-life balance, flexibility, DEI, and career growth opportunities.
We regularly survey our employees and engage in focus groups to better understand what our people value and where we can intentionally improve their experience. Over the past year, we’ve continued to hear that our employees value our flexible work options, the stability that comes with a 116 year-old company, and our support for their overall well-being. In our 2021 employee engagement survey, 81 percent of our employees scored favorable to feeling optimistic about the future of C.H. Robinson, exceeding the benchmark score by 6 percent. Our focus on DEI continues to build a greater sense of belonging in our workplace, which is seen through an increase in favorability in our 2021 survey responses. In addition, our focus on creating more transparency into career opportunities at C.H. Robinson is enabling more visibility to what’s possible for our employees. The 2021 survey indicated a positive engagement score of 80 percent, which was consistent with benchmark companies.
Onboarding and Development
C.H. Robinson is a place where employees can develop their best selves while achieving their goals. New employees go through an onboarding process that emphasizes the skills necessary to become productive employees, including technology training on our proprietary systems and our customer service philosophy, as well as understanding our company culture and values. We continue to adapt our onboarding, training, and development programs to meet the needs of the business and adjust to the new hybrid workplace. We believe that continuous talent development and succession planning are critical to our success. Onboarding is followed by ongoing, on-the-job training and regular performance and career development conversations between employees and their managers. In 2021, approximately 98 percent of our workforce received regular performance and career development reviews.
We have established targeted development programs including the Leadership Networking Circle, a program designed to develop female leaders, a sponsorship program to champion growth of our employees of color and female employees, and a Key Account Sales program to grow our strategic selling capabilities.
We believe that an employee's relationship with their leader is a key driver of retention and employee engagement. It has also long been a signature strength at C.H. Robinson. In our 2021 employee engagement survey, employee favorability of manager effectiveness increased 2 percent to 82 percent, surpassing our benchmark score by 9 percent. We continued to build on the strength of our managers as we introduced new leadership principles in 2021 as our shared understanding of what it means to lead at C.H. Robinson and how we drive exceptional results and develop our people for the future. The principles are unique to us and aligned with our company strategy, mission, vision, and EDGE values. They are embedded in who we are and how we lead. To demonstrate this, we have integrated them into our development tools, leadership programs, performance plans, and how we hold each other accountable every day.

Wellness, Compensation, and Benefits
At C.H. Robinson, we care about all areas of our employees’ lives. Our total rewards strategies help employees improve their health, wealth, and self. We also established communication channels for employees to connect and stay informed on wellness topics, and we offer employee assistance programs and mental health resources. As we continue to navigate these unprecedented times through the COVID-19 pandemic, we have followed guidance from the Occupational Safety and Health Administration, World Health Organization, and the Center for Disease Control and Prevention to ensure the safety of our people. Where the work allows, employees have the flexibility to work where they can be the most productive and safe.
A highly competitive benefits package rounds out our efforts to fully support employees’ health, wealth, and self. We review our benefits on an annual basis to ensure they stay competitive in the marketplace, as well as incorporate the voice of our employees to ensure we evolve to meet the diverse needs of our people.
Our market-competitive compensation programs help drive performance and reward success. We work to ensure equitable compensation and in 2021, completed a pay equity analysis. Compensation plans include performance-based metrics and short-term incentive (“STI”) plans directly tied to productivity, the achievement of performance goals, and the financial performance of the team or the organization. Senior managers are paid a performance-based bonus, which is measured based on balanced growth in the adjusted gross profit and operating income performance of the team they represent. In order to strengthen our commitment to DEI, senior leadership have a portion of their STI tied to advancing DEI strategy.

Our equity compensation program is an important part of how we stay competitive, as it incentivizes and rewards leadership for enterprise performance. We believe the program further contributes to our success as it helps to create long-term ownership and alignment between employees and our shareholders. Some employees who have significant responsibilities are eligible to receive equity awards through our equity compensation program. Our equity compensation philosophy is to pay for performance and reward profitable long-term growth. The program is designed to support our business transformation and company culture, help attract top talent, and create alignment with our shareholders. Refer to Note 6, Capital Stock and Stock Award Plans, for further discussion related to our equity award plan design.
Community Engagement
Giving back to our communities and supporting non-profit organizations, inspires and engages our employees and are core to our culture. We proudly support our people, our industry, and our communities around the world. Through our company and the C.H. Robinson Foundation, we contributed nearly $3 million to more than 900 charities in 2021. In 2021, approximately $1.3 million was donated through our employee match program, and our employees volunteered approximately 4,500 hours to help the causes they care about most.
In addition to our employee-driven philanthropy, we support disaster relief efforts, grantmaking, employee hardship funds, and scholarship programs for our employees and our contract carriers. We focus on supporting basic needs including preventing hunger and providing housing and education, as well as organizations working to remove barriers and diversify the talent pipeline within our industry.
Environmental Sustainability
C.H. Robinson is committed to reducing our own environmental footprint, while helping to support sustainability efforts in our industry and for our customers. On a regular basis, we engage with our internal and external stakeholders to identify our priority ESG topics, including environmental sustainability. Our Chief Human Resources and ESG Officer and VP of ESG provide annual updates to the Board of Directors and Governance Committee on our most critical ESG topics. The full results of these engagements and more information is available in our annual ESG report, which includes indices for the Sustainability Accounting Standards Board and Task Force on Climate-Related Financial Disclosures.
In addition to tracking and managing our own environmental footprint, we leverage our scope, size, and scale to help customers optimize their supply chain and eliminate empty miles on the road in order to meet their sustainability goals. Our ESG goals and accomplishments include:
•Reducing our emissions intensity - We are committed to reducing our greenhouse gas emissions and have set a science-aligned below 2°C goal to reduce our Scope 1 and 2 carbon intensity. By the end of 2021, we were more than halfway to our goal. To achieve this goal, we seek energy efficiencies within our operations and potentially other alternatives such as purchasing energy credits.
•Launching Emissions IQ - Emissions IQ helps shippers measure their Scope 3 transportation emissions, giving them critical visibility into their value chain necessary to meet their sustainability goals. Emissions IQ applies the Global Logistics Emissions Framework and is accredited by the Smart Freight Centre.

•Actively supporting SmartWay® - We have been an active member of SmartWay®, a transportation program of the U.S. Environmental Protection Agency, since 2005.
•Operating with integrity - Our transportation and emissions operations are subject to environmental law and regulations in the jurisdictions where we operate.
Additional information about our human capital management and environmental sustainability initiatives, goals, and achievements is available in the ESG report available on our website; however, the ESG report is not incorporated by reference in, and are not a part of, this Annual Report on Form 10-K.

Information about our Executive Officers
The Board of Directors designates the executive officers annually. Below are the names, ages, and positions of the executive officers as of February 23, 2022:

Name	Age	Position
Robert C. Biesterfeld, Jr.	46	President and Chief Executive Officer
Ben G. Campbell	56	Chief Legal Officer and Secretary
Michael Castagnetto	45	President of Robinson Fresh
Jeroen Eijsink	49	President of C.H. Robinson Europe
Angela K. Freeman	54	Chief Human Resources and ESG Officer
Jordan T. Kass	49	President of Managed Services
Michael W. Neill	51	Chief Technology Officer
Christopher J. O’Brien	53	Chief Commercial Officer
Mac Pinkerton	48	President of NAST
Arun Rajan	53	Chief Product Officer
Michael J. Short	51	President of Global Freight Forwarding
Michael P. Zechmeister	55	Chief Financial Officer
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
Michael Castagnetto was named President of Robinson Fresh in January 2020. Prior executive and management positions with the company include Vice President, General Manager, and Director of Sourcing from 2013 to 2019. Prior to these roles, Michael held various customer facing roles within the company. He began his career with C.H. Robinson through the acquisition of FoodSource, Inc., in 2005. He is a board member of the International Fresh Produce Association and the Pinky Swear Foundation. He holds a Bachelor of Arts from Saint Mary’s College of California.
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
Arun Rajan was named Chief Product Officer in July 2021. Before coming to C.H. Robinson, Arun was the Chief Technology Officer of Whole Foods Market, part of Amazon from 2019 to 2021. Arun also held leadership positions at Zappos, an online retail company, through its acquisition by Amazon, serving as Chief Operating Officer from 2014 to 2019 and Chief Technology Officer from 2009 to 2013. Prior to Zappos, Arun's leadership roles included serving as the Chief Technology Officer of One Kings Lane in San Francisco, Co-founder and Chief Technology Officer of New York City’s Intent Media, Chief Technology Officer of Travelocity Europe and LastMinute.com in London, and Co-Founder and Chief Technology Officer of ITRadar.com in Minneapolis, Minnesota. Arun holds a Bachelor of Science degree in Computer Science from Pittsburgh State University and a Master of Science degree in Information Systems Management from the University of Arizona.
Michael J. Short was named President of Global Freight Forwarding in May 2015. He joined C.H. Robinson through the acquisition of Phoenix International (“Phoenix”) in 2012. Prior to being named President, Mike served as Vice President, Global Forwarding - North America. Prior to joining C.H. Robinson, he held a number of roles at Phoenix, including Regional Manager, Sales Manager, and General Manager of the St. Louis office. Mike holds a Bachelor of Science degree in Business from the University of Missouri.
Michael P. Zechmeister was named Chief Financial Officer in August 2019. Before coming to C.H. Robinson, Mike served as Chief Financial Officer of United Natural Foods, Inc., a food wholesaler, from 2015 to August 2019. Prior to joining United Natural Foods, Inc., Mike spent 25 years at General Mills, Inc., holding a variety of leadership roles, including Vice President of Finance for the Pillsbury Division, Vice President of Finance for U.S. Retail Sales, and Treasurer. Mike holds a Bachelor of Science in Business degree from the Carlson School of Management at the University of Minnesota and earned a Masters of Business Administration from the Kellogg School of Management at Northwestern University.

Investor Information
We were reincorporated in Delaware in 1997 as the successor to a business existing, in various legal forms, since 1905. Our corporate office is located at 14701 Charlson Road, Eden Prairie, Minnesota, 55347-5088, and our telephone number is (952) 937-8500. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statement, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.chrobinson.com) as soon as reasonably practicable after we electronically file the material with the Securities and Exchange Commission. Information contained on our website is not part of this report.
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
Except for the historical information contained in this Form 10-K, the matters set forth in this document may be deemed to be forward-looking statements that represent our expectations, beliefs, intentions, or strategies concerning future events. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience or our present expectations, including, but not limited to, factors such as changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; fuel price increases or decreases, or fuel shortages; competition and growth rates within the global logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; risks associated with significant disruptions in the transportation industry; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; risks with reliance on technology to operate our business; cyber-security related risks; risks associated with operations outside of the United States; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with the potential impact of changes in government regulations; risks associated with the changes to income tax regulations; risks associated with the produce industry, including food safety and contamination issues; the impact of war on the economy; changes to our capital structure; changes due to catastrophic events including pandemics such as COVID-19, and other risks and uncertainties, including those described in Item 1A, Risk Factors. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update these statements in light of subsequent events or developments.

ITEM 1A. RISK FACTORS
The following are material factors that could affect our financial performance and could cause actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-K. We may also refer to this disclosure to identify factors that may cause actual results to differ from those expressed in other forward-looking statements, including those made in oral presentations such as telephone conferences and webcasts open to the public.
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
•Decrease in volumes: A reduction in overall freight volumes in the marketplace may reduce our opportunities for growth. A significant portion of our freight are transactional or spot market opportunities. The transactional market may be more impacted than the contractual freight market by supply chain disruptions or overall economic conditions. In addition, if a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, particularly among certain national retailers or in the food, beverage, retail, manufacturing, paper, ecommerce, or printing industries, our operating results could be adversely affected.
•Credit risk and working capital: Some of our customers may face economic difficulties and may not be able to pay us, and some may go out of business. In addition, some customers may not pay us as quickly as they have in the past, which may cause our working capital needs to increase.
•Transportation provider failures: A significant number of our contracted transportation providers may go out of business and we may be unable to secure sufficient equipment or other transportation services to meet our commitments to our customers.
•Expense management: We may not be able to appropriately adjust our expenses to changing market demands. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it may be more difficult to match our staffing levels to our business needs. In addition, we have other expenses that are fixed for a period of time, and we may not be able to adequately adjust them in a period of rapid change in market demand.
Higher carrier prices may result in decreased adjusted gross profit margin and increases in working capital. Carriers can be expected to charge higher prices if market conditions warrant or to cover higher operating expenses. Our adjusted gross profit and income from operations may decrease if we are unable to increase our pricing to our customers. Increased demand for over the road transportation services and changes in regulations may reduce available capacity and increase motor carrier pricing. In some instances where we have entered into contract freight rates with customers, in the event market conditions change and those contracted rates are below market rates, we may be required to provide transportation services at a loss. As our volumes increase or we increase freight rates charged to our customers, the resulting increase in revenues may increase our working capital needs due to our business model which generally has a higher length of days sales outstanding than days payables outstanding.
Changing fuel costs and interruptions of fuel supplies may have an impact on our adjusted gross profit margins. In our truckload transportation business, fluctuating fuel prices may result in decreased adjusted gross profit margin. While our different pricing arrangements with customers and contracted motor carriers make it very difficult to measure the precise impact, we believe that fuel costs essentially act as a pass-through cost to our truckload business. In times of fluctuating fuel prices, our adjusted gross profit margin may also fluctuate. Adjusted gross profit margin is a non-GAAP financial measure calculated as adjusted gross profit divided by total revenues. For additional information, see Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our dependence on third parties to provide equipment and services may impact the delivery and quality of our transportation and logistics services. We do not employ the people directly involved in delivering our customers’ freight. We depend on independent third parties to provide truck, rail, ocean, and air services and to report certain events to us, including but not limited to, shipment status information and freight claims. These independent third parties may not fulfill their obligations to us, which may prevent us from meeting our commitments to our customers. This reliance also could cause delays in reporting certain events, including recognizing claims. In addition, if we are unable to secure sufficient equipment or other transportation services from third parties to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control, including:
•equipment and driver shortages in the transportation industry, particularly among contracted motor carriers;
•changes in regulations impacting transportation;
•disruption in the supply or cost of fuel;
•reduction or deterioration in rail service; and
•unanticipated changes in freight markets.
We face substantial industry competition. Competition in the transportation services industry is intense and broad-based. We compete against traditional and non-traditional logistics companies, including transportation providers that own equipment, third-party freight brokers, technology matching services, internet freight brokers, carriers offering logistics services, and on-demand transportation service providers. We also compete against carriers’ internal sales forces. In addition, customers can bring in-house some of the services we provide to them. We often buy and sell transportation services from and to many of our competitors. Increased competition could reduce our market opportunity and create downward pressure on freight rates, and continued rate pressure may adversely affect our adjusted gross profit and income from operations. In some instances where we have entered into contract freight rates with customers, in the event market conditions change and those contracted rates are below market rates, we may be required to provide transportation services at a loss.
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
Our earnings may be affected by seasonal changes or significant disruptions in the transportation industry. Results of operations for our industry generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. We believe this historical pattern has been the result of, or influenced by, numerous factors, including national holidays, weather patterns, consumer demand, economic conditions, and other similar and subtle forces. Although seasonal changes in the transportation industry have not had a significant impact on our cash flow or results of operations, we expect this trend to continue and we cannot guarantee that it will not adversely impact us in the future. The transportation industry may also be significantly impacted by disruptions such as port congestion, the availability of transportation equipment, and labor shortages. These disruptions may impact our ability to provide transportation services for our customers and may adversely impact our results of operations and operating cash flows.
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

Company risk factors
We rely on technology to operate our business. We have internally developed the majority of our operating systems and also rely on technology provided by third parties. Our continued success is dependent on our systems continuing to operate and to meet the changing needs of our customers and users. The continued automation of existing processes and usage of third-party technology and cloud network capacity will require adaptation and adjustments that may increase our exposure to cybersecurity risks and system availability reliance. We rely on our technology staff and third-party vendors to successfully implement changes to and maintain our operating systems in an efficient manner. If we fail to maintain, protect, and enhance our operating systems, we may be at a competitive disadvantage and lose customers.
As demonstrated by recent material and high-profile data security breaches, computer malware, viruses, computer hacking, and phishing attacks have become more prevalent, have occurred on our operating systems in the past, and may occur on our operating systems in the future. Previous attacks on our operating systems have not had a material financial impact on our operations, but we cannot guarantee that future attacks will have little to no impact on our business. Furthermore, given the interconnected nature of the supply chain and our significant presence in the industry, we believe that we may be an attractive target for such attacks. A loss for which we are not adequately insured could materially affect our financial results. The coverage we currently have in place may not apply to a particular loss or it may not be sufficient to cover all liabilities to which we may be subject.
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
•different liability standards; and
•intellectual property laws of countries that do not protect our rights in our intellectual property, including but not limited to, our proprietary information systems, to the same extent as the laws of the United States.
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
Our ability to appropriately staff and retain employees is important to our variable cost model. Our continued success depends upon our ability to attract and retain a large group of motivated salespeople and other logistics professionals. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it may be more difficult to match our staffing level to our business needs. We cannot guarantee that we will be able to continue to hire and retain a sufficient number of qualified personnel. Because of our comprehensive employee training program, our employees are attractive targets for new and existing competitors. Continued success depends in large part on our ability to develop successful employees into managers.
We derive a significant portion of our total revenue and adjusted gross profit from our largest customers. Our top 100 customers comprise approximately 33 percent of our consolidated total revenue and 26 percent of consolidated adjusted gross profit. Our largest customer comprises approximately two percent of our consolidated total revenue. The sudden loss of major customers could materially and adversely affect our operating results.

We may have difficulties integrating acquired companies. For acquisitions, success depends upon efficiently integrating the acquired business into our existing operations. If we complete a large acquisition or multiple acquisitions within a short period of time, we may experience heightened difficulties in integrating the acquired companies. We are required to integrate these businesses into our internal control environment, which may present challenges that are different than those presented by organic growth and that may be difficult to manage. If we are unable to successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, our business, prospects, results of operations, financial position, and cash flows could be materially and adversely affected.
Our growth and profitability may not continue, which may result in a decrease in our stock price. There can be no assurance that our long-term growth targets will be achieved or that we will be able to effectively adapt our management, administrative, and operational systems to respond to any future growth. Future changes in and expansion of our business, or changes in economic or political conditions, could adversely affect our operating margins. Slower or less profitable growth or losses could adversely affect our stock price.
Governmental, regulatory, and legal risk factors
Changes to income tax regulations in the U.S. and other jurisdictions where we operate may increase our tax liability. We are subject to income taxes in the U.S. and other jurisdictions where we operate. Changes to income tax laws and regulations in any of the jurisdictions where we operate could significantly increase our effective tax rate and reduce our operating cash flows.
We are subject to claims arising from our transportation operations. We use the services of thousands of transportation companies in connection with our transportation operations. From time to time, the drivers employed and engaged by the motor carriers we contract with are involved in accidents, which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted motor carrier. We contractually require all motor carriers we work with to carry at least $750,000 in automobile liability insurance. We also require all contracted motor carriers to maintain workers compensation and other insurance coverage as required by law. Most contracted motor carriers have insurance exceeding these minimum requirements, as well as cargo insurance in varying policy amounts. Railroads, which are generally self-insured, provide limited common carrier cargo loss or damage liability protection, generally up to $250,000 per shipment. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for the contracted motor carriers, from time to time, claims may be asserted against us for their actions or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage or may not be covered by insurance at all. In addition, our automobile liability policy has a primary retention of $5 million per incident. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability. Our involvement in the transportation of certain goods, including but not limited to, hazardous materials, could also increase our exposure in the event one of our contracted motor carriers is involved in an accident resulting in injuries or contamination.
In North America, as a property freight broker, we are not legally liable for loss or damage to our customers' cargo. In our customer contracts, we may agree to assume cargo liability up to a stated maximum. We typically do not assume cargo liability to our customers above minimum industry standards in our international freight forwarding, ocean transportation, or air freight businesses on international or domestic air shipments. Although we are not legally liable for loss or damage to our customers' cargo, from time to time, claims may be asserted against us for cargo losses. We maintain a broad cargo liability insurance policy to help protect us against catastrophic losses that may not be recovered from the responsible contracted carrier. We also carry various liability insurance policies, including automobile and general liability, with a $155 million umbrella where we carry retentions between $0.5 million and $5 million.

Buying and reselling fresh produce exposes us to possible product liability. Agricultural chemicals used on fresh produce are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Product recalls in the produce industry have been caused by concern about particular chemicals and alleged contamination, often leading to lawsuits brought by consumers of allegedly affected produce. We may face claims for a variety of damages arising from the sale of produce, which may include potentially uninsured consequential damages. While we are insured for up to $155 million for product liability claims subject to a $500,000 per incident deductible, settlement of class action claims is often costly, and we cannot guarantee that our coverage will be adequate and will continue to be available. If we have to recall produce, we may be required to bear the cost of repurchasing, transporting, and destroying any allegedly contaminated product, as well as associated consequential damages. We carry product recall and contamination insurance coverage of $30 million. A loss for which we are not adequately insured could materially affect our financial results. The coverage we currently have in place may not apply to a particular loss, or it may not be sufficient to cover all liabilities to which we may be subject. This policy has a retention of $3.5 million per incident. Any recall or allegation of contamination could affect our reputation, particularly of our proprietary and/or licensed branded produce programs, which could materially and adversely affect our operating results. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.
Our business depends upon compliance with numerous government regulations. Our operations may be regulated and licensed by various federal, state, and local transportation agencies in the United States and similar governmental agencies in foreign countries in which we operate.
We are subject to licensing and regulation as a property freight broker and are licensed by the DOT to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. We are also subject to regulation by the FMC as an ocean freight forwarder and NVOCC, and we maintain separate bonds and licenses for each. We operate as a Department of Homeland Security certified IAC, providing air freight services, subject to commercial standards set forth by the IATA and federal regulations issued by the TSA. We provide customs brokerage services as a customs broker under a license issued by the U.S. Customs and Border Protection and other authoritative governmental agencies. We also have and maintain other licenses as required by law.
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
Legislative or regulatory changes can affect the economics of the transportation industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services. As part of our logistics services, we operate owned or leased warehouse facilities. Our operations at these facilities include both warehousing and distribution services, and we are subject to various federal, state, and international environmental, work safety, and hazardous materials regulations. We may experience an increase in operating costs, such as security costs, as a result of governmental regulations that have been or will be adopted in response to terrorist activities and potential terrorist activities. No assurances can be given that we will be able to pass these increased costs on to our customers in the form of rate increases or surcharges, and our operations and profitability may be materially and adversely affected as a result.
Department of Homeland Security regulations applicable to our customers who import goods into the U.S. and our contracted ocean carriers can impact our ability to provide and/or receive services with and from these parties. Enforcement measures related to violations of these regulations can slow and/or prevent the delivery of shipments, which may negatively impact our operations.
We cannot predict what impact future regulations may have on our business. Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating permits and licenses.
Our contracted motor carriers are subject to increasingly stringent laws protecting the environment, including transitional risks relating to climate change, which could directly or indirectly have a material adverse effect on our business. Future and existing environmental regulatory requirements, including evolving transportation technology, in the U.S. and abroad could adversely affect operations and increase operating expenses, which in turn could increase our purchased transportation costs. If we are unable to pass such costs along to our customers, our business could be materially and adversely affected. Even without any new legislation or regulation, increased public concern regarding greenhouse gases emitted by transportation carriers could harm the reputations of companies operating in the transportation logistics industries and shift consumer demand toward more locally sourced products and away from our services.

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
We may be subject to negative impacts of catastrophic events, including the physical impacts of climate change. A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber-attack, heightened security measures, actual or threatened terrorist attack, strike, civil unrest, pandemic, or other catastrophic event could cause delays in providing services or performing other critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or information systems could harm our ability to conduct normal business operations and adversely impact our operating results.
In addition, the company is continuously monitoring the ongoing impact of the COVID-19 pandemic, which has already caused a significant disruption to global financial markets and supply chains and has resulted in numerous travel restrictions and the shutdown of certain businesses across the globe. We have experienced changes and volatility in demand, including declines in certain industries and regions, along with volatile pricing. In response to the COVID-19 pandemic, we have adopted work-from-home arrangements, and many of our employees are working remotely while executing their duties and responsibilities. The extent to which the ongoing COVID-19 pandemic impacts our operating results will depend on future developments, which remain highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of outbreaks, the emergence of COVID-19 variants, and the effectiveness of local, state, federal, and international actions that are being taken to contain and treat it. There continues to be uncertainty around the duration of the COVID-19 pandemic and its broader impact on the economy, and therefore, the effects it will have on our operations and financial results remain uncertain. If economic or market conditions in key global markets deteriorate, it may have a material adverse impact on our business and results of operations, and we may experience material adverse effects on our financial positions.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is in Eden Prairie, Minnesota. The total square footage of our five buildings, three of which we own, in Eden Prairie is 400,000. This total includes a data center of approximately 18,000 square feet.
We also own an office in Kansas City, Missouri, of approximately 201,000 square feet. We lease approximately 250 locations used for office space in 215 cities around the world, most notably a fifteen year lease that commenced in August 2018, of approximately 207,000 square feet in Chicago, Illinois. In addition, we lease warehouse space totaling approximately 4.5 million square feet in 29 locations primarily within the United States and a data center in Oronoco, Minnesota, of approximately 32,000 square feet.
Most of our offices and warehouses are leased from third parties under leases with initial terms ranging from one to fifteen years. Our office locations range in space from 1,000 to 207,000 square feet. Because we are a global enterprise characterized by substantial intersegment cooperation, properties are often used by multiple business segments.
We continue to optimize our real estate footprint across the network, as we expect flexible work arrangements to become more prominent. We consider our current office spaces and warehouse facilities adequate for our current level of operations. We have not had difficulty in obtaining sufficient office space and believe we can renew existing leases or relocate to new offices as leases expire if necessary.

ITEM 3. LEGAL PROCEEDINGS
We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock began trading on The Nasdaq National Market on October 15, 1997, and currently trades on the Nasdaq Global Select Market under the symbol “CHRW”.
On February 16, 2022, the closing sales price per share of our common stock as quoted on the Nasdaq Global Select Market was $90.41 per share. On February 16, 2022, there were approximately 133 holders of record. On February 11, 2022, there were approximately 165,784 beneficial owners of our common stock.
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
The following table provides information about company purchases of common stock during the quarter ended December 31, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 2021	530,521	$94.66	527,120	2,668,385
November 2021	319,867	94.56	311,005	2,357,380
December 2021	725,257	101.77	721,992	21,635,388
Fourth quarter 2021	1,575,645	$97.91	1,560,117	21,635,388
________________________________
(1) The total number of shares purchased includes: (i) 1,560,117 shares of common stock purchased under the authorization described below; and (ii) 15,528 shares of common stock surrendered to satisfy statutory tax withholding obligations under our stock incentive plans.
(2)On December 9, 2021, the Board of Directors increased the company’s share repurchase authorization by an additional 20,000,000 shares of common stock. As of December 31, 2021, there were 21,635,388 shares remaining for future repurchases. Repurchases may be made from time to time at prevailing prices in the open market or in privately negotiated transactions, subject to market conditions and other factors.

The graph below compares the cumulative 5-year total return of holders of C.H. Robinson Worldwide, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the Nasdaq Transportation index, and the S&P Midcap 400 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2016 to December 31, 2021.

	December 31,
	2016	2017	2018	2019	2020	2021
C.H. Robinson Worldwide, Inc.	$100.00	$124.53	$120.03	$114.38	$140.70	$164.87
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
S&P Midcap 400	100.00	116.24	103.36	130.44	148.26	184.96
Nasdaq Transportation	100.00	123.35	110.84	133.75	137.58	165.72
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the world's largest logistics platforms. Our mission is to improve the world's supply chains through our people, processes, and technology by delivering exceptional value to our customers and suppliers. We provide freight transportation services and logistics solutions to companies of all sizes in a wide variety of industries. We operate through a network of offices in North America, Europe, Asia, Oceania, and South America. We offer a global suite of services using tailored, market-leading differentiated technology built by and for our global network of supply chain experts working with our customers to drive better outcomes by leveraging our experience, data, technology, and scale. Our global network of supply chain experts works with our customers to drive better supply chain outcomes by leveraging our experience, data, technology, and scale.
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

	Twelve Months Ended December 31,
	2021		2020		2019
Revenues:
Transportation	$22,046,574		$15,147,562		$14,322,295
Sourcing	1,055,564		1,059,544		987,213
Total revenues	23,102,138		16,207,106		15,309,508
Costs and expenses:
Purchased transportation and related services	18,994,574		12,834,608		11,839,433
Purchased products sourced for resale	955,475		960,241		883,765
Direct internally developed software amortization	20,208		16,634		11,492
Total direct costs	19,970,257		13,811,483		12,734,690
Gross profit / Gross profit margin	3,131,881	13.6%	2,395,623	14.8%	2,574,818	16.8%
Plus: Direct internally developed software amortization	20,208		16,634		11,492
Adjusted gross profit / Adjusted gross profit margin	$3,152,089	13.6%	$2,412,257	14.9%	$2,586,310	16.9%

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

	Twelve Months Ended December 31,
	2021	2020	2019

Total revenues	$23,102,138	$16,207,106	$15,309,508
Operating income	1,082,108	673,268	789,976
Operating margin	4.7%	4.2%	5.2%

Adjusted gross profit	$3,152,089	$2,412,257	$2,586,310
Operating income	1,082,108	673,268	789,976
Adjusted operating margin	34.3%	27.9%	30.5%

MARKET TRENDS
The North American surface transportation market experienced extremely tight carrier capacity in 2021 as strong demand combined with ongoing driver availability and supply chain disruptions caused by port congestion and weather events drove purchased transportation to historic levels. This compared to an extremely volatile market in 2020 resulting from the early stages of the COVID-19 pandemic and restrictions implemented to control the outbreak, which drove significant volatility in customer demand and carrier capacity. Industry freight volumes, as measured by the Cass Freight Index, increased approximately 13 percent in 2021 compared to 2020 and experienced growth in each quarter of 2021 compared to 2020. This compared to a decline of approximately eight percent in 2020 compared to 2019 with significant volatility over the course of 2020. One of the metrics we use to measure market conditions is the truckload routing guide depth from our Managed Services business. Routing guide depth is calculated as a simple average of all accepted shipments over all tender instances for any shipment facilitated by our Managed Services business. The average routing guide depth was 1.7 in 2021 compared to 1.4 in 2020. The average routing guide depth increased steadily during the second half of 2020 and finished in line with those seen over the duration of 2021.
The global forwarding market has also been significantly impacted by supply chain disruptions caused by ongoing port congestion along with equipment and labor shortages in 2021. These disruptions combined with strong demand have continued to drive purchased transportation costs for both ocean and air freight to historic levels. As with the North American surface transportation market, this compared to the significant volatility seen in 2020 resulting from the COVID-19 pandemic. In 2020, the COVID-19 pandemic resulted in a sharp decline in commercial air freight capacity and periods of significantly reduced ocean freight demand due to factory closures followed by a rapid surge of demand in the second half of 2020 when production resumed and companies began to replenish low inventory levels amidst the market uncertainty.
BUSINESS TRENDS
Our 2021 surface transportation results were impacted by the rising cost and price environment summarized in the market trends section above. We did not, however, experience the significant year over year volume volatility seen in the industry as measured by the Cass Freight Index. Industry freight volumes increased approximately 13 percent in 2021 compared to a decline of eight percent in 2020. Our combined NAST truckload and LTL volume increased 5.5 percent in both 2021 and 2020. The COVID-19 pandemic had a significant impact on our small business customers in 2020 as our customer count decreased nearly 12 percent, driven almost entirely by small and emerging market customers. Throughout the COVID-19 pandemic we have continued to work with our customers to meet our contractual commitments, which has resulted in a higher than normal percentage of shipments with negative adjusted gross profit margins and less volatility in our combined NAST truckload and LTL volumes as compared to the Cass Freight Index. We have continued to reshape our portfolio by adapting our pricing to reflect the rising cost environment and participating to a greater extent in the spot market. The strong demand and tight carrier capacity conditions in 2021 resulted in our average truckload linehaul cost per mile, excluding fuel costs, increasing 30.5 percent. Our average truckload linehaul rate charged to our customers, excluding fuel surcharges, increased approximately 29.0 percent in 2021.
In our global forwarding business, we continued to experience significant increases in purchased transportation costs for both ocean and air freight due to the disruption caused by port congestion in addition to the equipment and labor shortages impacting the global forwarding market. This along with increased volumes has resulted in strong growth in both total revenues and cost of transportation for our ocean and air freight services. Ocean volumes increased 17.0 percent in 2021 with strong growth in nearly all regions we serve, driven by higher award sizes from existing customers and new customer growth in addition to the adverse impact to 2020 results from factory closures during the early stages of the COVID-19 pandemic. Throughout 2021 and 2020, we have augmented our air freight capacity with charter flights due to the significant commercial capacity shortages in the market, which have resulted in larger than normal shipment sizes as compared to our pre-pandemic operations.
On June 3, 2021, we acquired Combinex Holding B.V. (“Combinex”) to strengthen our European road transportation presence, for $14.7 million in cash. On March 2, 2020, we acquired Prime Distribution Services (“Prime Distribution” or “Prime”), a leading provider of retail consolidation services in North America, for $222.7 million in cash. The acquisition was effective as of February 29, 2020, and therefore the results of operations of Prime Distribution have been included as part of the NAST segment in our consolidated financial statements since March 1, 2020.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select 2021 year-over-year operating comparisons to 2020:
•Total revenues increased 42.5 percent to $23.1 billion, driven primarily by higher pricing and higher volume across most of our services.
•Gross profits increased 30.7 percent to $3.1 billion. Adjusted gross profits increased 30.7 percent to $3.2 billion, primarily driven by higher adjusted gross profit per transaction and higher volume across most of our services.
•Personnel expenses increased 24.2 percent to $1.5 billion, primarily due to higher incentive compensation costs and a 4.2 percent increase in average headcount, and also due to the benefit realized in 2020 from our short-term, pandemic-related cost reduction initiatives.
•Selling, general, and administrative (“SG&A”) expenses increased 6.1 percent to $526.4 million, primarily due to the increases in purchased services and warehouse expenses, partially offset by decreases in amortization and bad debt expenses and by an $11.5 million loss on the sale-leaseback of a company-owned data center in 2020.
•Income from operations totaled $1.1 billion, up 60.7 percent from last year due to an increase in adjusted gross profits, partially offset by the increase in operating expenses. Adjusted operating margin of 34.3 percent increased 640 basis points.
•Interest and other expenses totaled $59.8 million, which primarily consisted of $52.1 million of interest expense, which increased $3.0 million versus last year due to a higher average debt balance. The current year also included a $15.1 million unfavorable impact from foreign currency revaluation and realized foreign currency gains and losses. These expenses were partially offset by a $2.9 million local government subsidy in Asia for achieving specified performance criteria that was almost entirely offset by a reduction in foreign tax credits within the provision for income taxes.
•The effective tax rate for 2021 was 17.4 percent compared to 19.4 percent in 2020. The rate decrease was due primarily to a favorable mix of foreign earnings and an increased benefit related to U.S. tax credits and incentives.
•Net income totaled $844.2 million, up 66.7 percent from a year ago. Diluted earnings per share increased 69.6 percent to $6.31.
•Cash flow from operations decreased 81.0 percent to $95.0 million.

CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Twelve Months Ended December 31,
	2021	2020	% change	2019	% change
Revenues:
Transportation	$22,046,574	$15,147,562	45.5%	$14,322,295	5.8%
Sourcing	1,055,564	1,059,544	(0.4)%	987,213	7.3%
Total revenues	23,102,138	16,207,106	42.5%	15,309,508	5.9%
Costs and expenses:
Purchased transportation and related services	$18,994,574	$12,834,608	48.0%	$11,839,433	8.4%
Purchased products sourced for resale	955,475	960,241	(0.5)%	883,765	8.7%
Personnel expenses	1,543,610	1,242,867	24.2%	1,298,528	(4.3)%
Other selling, general, and administrative expenses	526,371	496,122	6.1%	497,806	(0.3)%
Total costs and expenses	22,020,030	15,533,838	41.8%	14,519,532	7.0%
Income from operations	1,082,108	673,268	60.7%	789,976	(14.8)%
Interest and other expense	(59,817)	(44,937)	33.1%	(47,719)	(5.8)%
Income before provision for income taxes	1,022,291	628,331	62.7%	742,257	(15.3)%
Provision for income taxes	178,046	121,910	46.0%	165,289	(26.2)%
Net income	$844,245	$506,421	66.7%	$576,968	(12.2)%

Diluted net income per share	$6.31	$3.72	69.6%	$4.19	(11.2)%

Average headcount	15,761	15,119	4.2%	15,551	(2.8)%

Adjusted gross profit margin percentage(1)
Transportation	13.8%	15.3%	(150 bps)	17.3%	(200 bps)
Sourcing	9.5%	9.4%	10 bps	10.5%	(110 bps)
Total adjusted gross profit margin	13.6%	14.9%	(130 bps)	16.9%	(200 bps)
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of the twelve months ended December 31, 2021, to the twelve months ended December 31, 2020. A similar discussion and analysis that compares the twelve months ended December 31, 2020, to the twelve months ended December 31, 2019, can be found in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our 2020 Annual Report on Form 10-K filed with the SEC on February 19, 2021.
A reconciliation of our reportable segments to our consolidated results can be found in Note 9, Segment Reporting, in Part II, Financial Information of this Annual Report on Form 10-K.
Consolidated Results of Operations—Twelve Months Ended December 31, 2021 Compared to Twelve Months Ended December 31, 2020
Total revenues and related costs. Total transportation revenues and purchased transportation and related services increased significantly driven by higher pricing and volumes in most service lines, most notably ocean and truckload services. The higher pricing was driven by the continued supply chain disruptions impacting both the global forwarding and surface transportation market discussed above in the market and business trends sections. The prior year period was also impacted by the early stages of the COVID-19 pandemic, which resulted in significant volatility to both pricing and volumes. Much of this volatility was the result of restrictions in place to control the outbreak, which resulted in the sharp decline in commercial air freight capacity and periods of significantly reduced ocean freight demand due to factory closures. This was followed by periods of rapid demand increases when production resumed and companies began to replenish low inventory levels amidst the market uncertainty and elevated demand for essential products.

Our sourcing total revenues and purchased products sourced for resale decreased due to lower pricing and costs per case, which was partially offset by higher case volume most notably in the foodservice industry, which was significantly impacted by the COVID-19 pandemic in the prior year.
Gross profits and adjusted gross profits. Our transportation adjusted gross profit increased driven by increased pricing and volumes in nearly all service lines, most notably ocean and truckload services, resulting in higher adjusted gross profits per transaction. Our transportation adjusted gross profit margin decreased driven by the significant increase in the cost of purchased transportation and related services in nearly all service lines. The prior year period also included significant volatility in both volumes and the cost of purchased transportation due to the impact of the COVID-19 pandemic. We have continued to meet our customer commitments since the early stages of the COVID-19 pandemic, which has resulted in adjusted gross profit margin compression especially during periods of extreme volatility in the cost of capacity relative to our contractual customer pricing. Sourcing adjusted gross profits increased driven by an increase in case volume from sourcing managed procurement customers in the foodservice industry as the prior year period experienced a significant decrease in demand resulting from the COVID-19 pandemic. This increase was partially offset by a decrease in case volume with retail customers.
Operating expenses. Personnel expenses increased primarily due to incentive compensation increases reflecting the strong results in the current year, an increase in average headcount, and the impact of steps taken to reduce costs in response to the COVID-19 pandemic in the prior year, including furloughs, reduced work hours, and the temporary suspension of the company match to retirement plans for U.S. and Canadian employees in addition to increased health insurance costs. Stock-based compensation expense recognized on performance-based equity awards granted prior to 2021 totaled $62.0 million in the current year compared to none in the prior year. There is no remaining stock-based compensation expense to recognize on our 2017 and 2018 performance-based equity awards while 20 percent remains on our 2019 and 2020 performance-based equity awards. Refer to Note 6, Capital Stock and Stock Award Plans, for further discussion related to our stock-based compensation plan.
Other SG&A expenses increased due to increased purchased services and warehouse expenses, partially offset by decreases in amortization due to the completion of amortization related to intangible assets from a prior acquisition and bad debt expenses and the impact of an $11.5 million loss on the sale-leaseback of a company-owned data center in the prior year period.
Interest and other expense. Interest and other expense of $59.8 million primarily consisted of $52.1 million of interest expense and a $15.1 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses in 2021. These expenses were partially offset by a $2.9 million local government subsidy in Asia for achieving specified performance criteria that was almost entirely offset by a reduction in foreign tax credits within the provision for income taxes. Interest expense increased driven by a higher average debt balance compared to the prior year period. The prior year period included a $3.3 million favorable impact of foreign currency revaluation and realized foreign currency gains and losses.
Provision for income taxes. Our effective income tax rate was 17.4 percent in 2021 and 19.4 percent in 2020. The effective income tax rate for the twelve months ended December 31, 2021, was lower than the statutory federal income tax rate primarily due to the tax benefit from U.S. tax credits and incentives, and a lower tax rate on foreign earnings. These impacts were partially offset by state income taxes, net of federal benefits. The effective income tax rate for the twelve months ended December 31, 2020, was lower than the statutory federal income tax rate primarily due to the tax impact of share-based payment awards, including the tax benefit from the delivery of a one-time deferred stock award that was granted to our prior Chief Executive Officer in 2000 and excess foreign tax credits. These impacts were partially offset by state income taxes, net of federal benefits and foreign income taxes.

NAST Segment Results of Operations

	Twelve Months Ended December 31,
(dollars in thousands)	2021	2020	% change	2019	% change
Total revenues	$14,507,917	$11,312,553	28.2%	$11,283,692	0.3%
Costs and expenses:
Purchased transportation and related services	12,714,964	9,795,462	29.8%	9,486,323	3.3%
Personnel expenses	779,435	624,358	24.8%	698,187	(10.6)%
Other selling, general, and administrative expenses	428,167	384,258	11.4%	376,419	2.1%
Total costs and expenses	13,922,566	10,804,078	28.9%	10,560,929	2.3%
Income from operations	$585,351	$508,475	15.1%	$722,763	(29.6)%

	Twelve Months Ended December 31,
	2021	2020	% change	2019	% change
Average headcount	6,764	6,811	(0.7)%	7,354	(7.4)%
Service line volume statistics
Truckload			2.5%		—%
LTL			8.0%		9.5%

Adjusted gross profits(1)
Truckload	$1,192,644	$981,420	21.5%	$1,275,199	(23.0)%
LTL	517,500	452,033	14.5%	471,616	(4.2)%
Other	82,809	83,638	(1.0)%	50,554	65.4%
Total adjusted gross profits	$1,792,953	$1,517,091	18.2%	$1,797,369	(15.6)%
________________________________
(1) Adjusted gross profits is a non-GAAP financial measure explained above.
Twelve Months Ended December 31, 2021 Compared to Twelve Months Ended December 31, 2020
Total revenues and related costs. NAST total revenues increased due to higher pricing in truckload and, to a lesser extent, higher pricing in LTL services in addition to volume increases in both LTL and truckload services. The increased pricing in truckload was driven by tight carrier capacity caused by driver availability challenges and the supply chain disruptions facing the industry as discussed above in the market and business trends sections. The prior year was adversely impacted by weakening demand during the early stages of the COVID-19 pandemic, which resulted in industry volume decreases. Total purchased transportation and related services increased, driven by higher average truckload linehaul costs per mile in addition to higher purchased transportation costs per transaction in LTL services and volume increases in both LTL and truckload services.
Gross profits and adjusted gross profits. NAST adjusted gross profits increased, driven by increased adjusted gross profits per transaction due to the higher pricing and increased volume discussed above. Our average truckload linehaul rate per mile charged to our customers increased approximately 29.0 percent. Our truckload transportation costs, excluding fuel surcharges, increased approximately 30.5 percent. NAST LTL adjusted gross profits increased due to increased volumes and increased adjusted gross profits per transaction. NAST other adjusted gross profits decreased slightly as lower adjusted gross profits per transaction and lower volume in intermodal were partially offset by incremental warehousing services related to the acquisition of Prime Distribution.

Operating expenses. NAST personnel expense increased primarily due to incentive compensation increases reflecting the strong results for the year and the impact of steps taken to reduce costs in response to the COVID-19 pandemic in the prior year, including furloughs, reduced work hours, and the temporary suspension of the company match to retirement plans for U.S. and Canadian employees. NAST SG&A expenses increased, driven by increased investments in technology, warehouse expenses, and purchased services, partially offset by lower credit losses. The operating expenses of NAST and all other segments include allocated corporate expenses. Allocated personnel expenses consist primarily of stock-based compensation allocated based upon segment participation levels in our equity plans. Remaining corporate allocations, including corporate functions and technology related expenses, are primarily included within each segment’s other selling and administrative expenses and allocated based upon relevant segment operating metrics.

Global Forwarding Segment Results of Operations

	Twelve Months Ended December 31,
(dollars in thousands)	2021	2020	% change	2019	% change
Total revenues	$6,729,790	$3,100,525	117.1%	$2,327,913	33.2%
Costs and expenses:
Purchased transportation and related services	5,656,249	2,471,537	128.9%	1,793,937	37.8%
Personnel expenses	368,563	281,048	31.1%	276,255	1.7%
Other selling, general, and administrative expenses	194,222	172,427	12.6%	177,194	(2.7)%
Total costs and expenses	6,219,034	2,925,012	112.6%	2,247,386	30.2%
Income from operations	$510,756	$175,513	191.0%	$80,527	118.0%

	Twelve Months Ended December 31,
	2021	2020	% change	2019	% change
Average headcount	5,071	4,708	7.7%	4,766	(1.2)%
Service line volume statistics
Ocean			17.0%		0.5%
Air(1)			45.5%		11.0%
Customs			13.5%		(3.5)%

Adjusted gross profits(2)
Ocean	$710,845	$349,868	103.2%	$308,068	13.6%
Air	221,906	146,056	51.9%	101,991	43.2%
Customs	100,540	87,092	15.4%	91,833	(5.2)%
Other	40,250	45,972	(12.4)%	32,084	43.3%
Total adjusted gross profits	$1,073,541	$628,988	70.7%	$533,976	17.8%
________________________________
(1) In 2021, reported air volumes represent metric tons shipped. Previously reported statistics were based on transactional volumes and have been restated to conform with the current period presentation.
(2)Adjusted gross profits is a non-GAAP financial measure explained above.
Twelve Months Ended December 31, 2021 compared to Twelve Months Ended December 31, 2020
Total revenues and related costs. Total revenues and purchased transportation and related services increased due to higher pricing in our ocean services and, to a lesser extent, higher pricing in our air freight services, in addition to volume increases in both ocean and air services. The higher ocean and air freight pricing was driven by the unprecedented supply chain disruptions impacting the global forwarding market combined with strong demand as discussed in the market and business trends sections. Increased air freight volumes were driven by ocean freight conversion resulting from the significant disruptions experienced in the industry and the continued increase in charter flights and larger than normal shipment sizes as traditional air freight capacity remains strained by a reduction of commercial flights. The first half of 2020 was also severely impacted by reduced demand and production due to the early stages of the COVID-19 pandemic, which led to significant volume declines in all services in the prior year.
Gross profits and adjusted gross profits. Ocean and air freight adjusted gross profits increased driven by higher pricing resulting in higher adjusted gross profits per transaction, in addition to increased volumes. Customs adjusted gross profits increased, driven by increased volumes.
Operating expenses. Personnel expenses increased primarily due to an increase in average headcount and incentive compensation reflecting the strong results in the year. The prior year included the impact of steps taken to reduce costs in response to the COVID-19 pandemic, including furloughs and reduced work hours. SG&A expenses increased driven by increased investments in technology and increased purchased services, partially offset by a reduction of amortization expense due to the completion of amortization related to intangible assets from a prior acquisition.

All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Twelve Months Ended December 31,
(dollars in thousands)	2021	2020	% change	2019	% change
Total revenues	$1,864,431	$1,794,028	3.9%	$1,697,903	5.7%
Income from operations	(13,999)	(10,720)	N/M	(13,314)	N/M

Adjusted gross profits(1)
Robinson Fresh	107,543	105,700	1.7%	109,183	(3.2)%
Managed Services	105,064	94,828	10.8%	83,365	13.8%
Other Surface Transportation	72,988	65,650	11.2%	62,417	5.2%
Total adjusted gross profits	$285,595	$266,178	7.3%	$254,965	4.4%
________________________________
(1) Adjusted gross profits is a non-GAAP financial measure explained above.
Twelve Months Ended December 31, 2021 compared to Twelve Months Ended December 31, 2020
Total revenues and related costs. Total revenues and related costs increased driven by higher truckload pricing and volumes in Other Surface Transportation, including a 6.0 percentage point increase from the acquisition of Combinex. Robinson Fresh total revenues and related costs decreased due to lower pricing and costs per case, which was partially offset by higher case volume most notably in the foodservice industry, which was significantly impacted by the COVID-19 pandemic in the prior year.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased, driven by an increase in case volume from sourcing managed procurement customers in the food service industry as the prior year period experienced a significant decrease in demand resulting from the COVID-19 pandemic. This increase was partially offset by a decrease in case volume with retail customers. Managed Services adjusted gross profits increased, driven by increased transaction volumes resulting from an increase in freight under management. Other Surface Transportation adjusted gross profits increased primarily due to a 6.5 percentage point increase from the acquisition of Combinex and a modest increase in truckload volumes.
LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (dollars in thousands):

Description	Carrying Value as of December 31, 2021	Borrowing Capacity	Maturity
Revolving credit facility	$525,000	$1,000,000	October 2023
Receivables securitization facility(1)(2)	299,481	500,000	November 2023
Senior Notes, Series A	175,000	175,000	August 2023
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Senior Notes (1)	594,168	600,000	April 2028
Total debt	$1,918,649	$2,600,000
________________________________
(1) Net of unamortized discounts and issuance costs.
(2) On February 1, 2022, we amended the Receivables Securitization Facility primarily to increase the total availability from $300 million to $500 million.
We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases.
Cash and cash equivalents totaled $257.4 million as of December 31, 2021, and $243.8 million as of December 31, 2020. Cash and cash equivalents held outside the United States totaled $217.1 million as of December 31, 2021, and $230.9 million as of

December 31, 2020. Working capital increased from $1.10 billion at December 31, 2020, to $1.48 billion at December 31, 2021.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

Twelve months ended December 31,	2021	2020	% change	2019	% change
Sources (uses) of cash:
Cash provided by operating activities	$94,955	$499,191	(81.0)%	$835,419	(40.2)%

Capital expenditures	(70,922)	(54,009)		(70,465)
Acquisitions	(14,750)	(223,230)		(59,200)
Other investing activities	—	5,525		16,636
Cash used for investing activities	(85,672)	(271,714)	(68.5)%	(113,029)	140.4%
Repurchase of common stock	(581,756)	(177,514)		(309,444)
Cash dividends	(277,321)	(209,956)		(277,786)
Net borrowings (repayments) on debt	822,701	(143,000)		(112,000)
Other financing activities	43,949	89,803		47,977
Net cash provided by (used for) financing activities	7,573	(440,667)	N/M	(651,253)	(32.3)%
Effect of exchange rates on cash and cash equivalents	(3,239)	9,128		(1,894)
Net change in cash and cash equivalents	$13,617	$(204,062)		$69,243
Cash flow from operating activities. The significant decrease in cash flow from operating activities in 2021 from 2020 was due to unfavorable changes in working capital. These changes in working capital were primarily related to a sequential increase in accounts receivable and contract assets, partially offset by a related increase in accounts payable and accrued transportation expense. Both increases were driven by a significant increase in pricing for most of our transportation services in addition to increased volumes in nearly all services during 2021. The increase in accounts receivable was also impacted by a change in business mix from the significant growth of our global forwarding business where our days sales outstanding ratio is approximately double that of our NAST business. Despite the increase in accounts receivable, we are not experiencing a deterioration in the quality of our accounts receivable balance. Additionally, since the early stages of the COVID-19 pandemic, we have been closely monitoring credit and collections activities to minimize risk as well as working with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.
Cash used for investing activities. Our investing activities consist primarily of capital expenditures and cash paid for acquisitions. Capital expenditures consisted primarily of investments in hardware and software, which are intended to increase employee productivity, automate interactions with our customers and contracted carriers, and improve our internal workflows to help expand our adjusted operating margins and grow the business. During 2019, we sold a facility we owned in Chicago, Illinois, for approximately $17.0 million.
In 2021, we used $14.7 million for the acquisition of Combinex. In 2020, we used $222.7 million for the acquisition of Prime. In 2019, we used $45.0 million for the acquisition of The Space Cargo Group and $14.2 million for the acquisition of Dema Service S.p.A.
We anticipate capital expenditures in 2022 to be approximately $90 million to $100 million.
Cash used for financing activities. We had net borrowings on debt of $822.7 million in 2021 and net repayments of $143.0 million in 2020. The 2021 net borrowings were primarily to provide cash for operations, as our working capital needs continued to increase throughout the year as mentioned above. The 2020 net repayments were primarily to reduce the outstanding balance of the receivables securitization facility. This receivables securitization facility expired in December 2020 and was not renewed; however, we entered into a new receivables securitization facility in November 2021. There was a $525 million outstanding balance on our senior unsecured revolving credit facility (the “Credit Agreement”) as of December 31, 2021, compared to no outstanding balance as of December 31, 2020. As of December 31, 2021, we were in compliance with all of the covenants under the Credit Agreement, the Accounts Receivable Securitization, note purchase agreement, and senior unsecured notes.
The increase in cash dividends paid was the result of our fourth quarter 2020 dividend being paid on January 4, 2021. Near the end of the first quarter of 2020, we temporarily suspended our share repurchase activity as we assessed the impacts of the COVID-19 pandemic. We resumed our share repurchase activity in the fourth quarter of 2020 and throughout 2021, which resulted in the increase in share repurchases in 2021. In December 2021, the Board of Directors increased the number of shares authorized to be repurchased by 20,000,000 shares. As of December 31, 2021, there were 21,635,388 shares remaining for future repurchases. The number of shares we repurchase, if any, during future periods will vary based on our cash position, potential alternative uses of our cash, and market conditions. We may seek to retire or purchase our outstanding Senior Notes through open market cash purchases, privately negotiated transactions, or otherwise.
Although there continues to be uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe that, assuming no change in our current business plan, our available cash, together with expected future cash generated from operations, the amount available under our credit facilities, and credit available in the market, will be sufficient to satisfy our anticipated needs for working capital, capital expenditures, and cash dividends for at least the next 12 months and the foreseeable future. We also believe we could obtain funds under lines of credit or other forms of indebtedness on short notice, if needed.
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
Recognizing revenue for contracts where the transit period is partially complete or completed and not yet invoiced at period end requires management to make judgments that affect the amounts and timing of revenue recognized at period end. At December 31, 2021, we recorded revenue of $453.7 million for services we have provided while a shipment was still in-transit but for which we had not yet completed our performance obligation or had not yet invoiced our customer compared to $197.2 million at December 31, 2020. We utilize our historical knowledge of shipping lanes and estimated transit times to determine the transit period in cases where our customers’ freight has not reached its intended destination. In addition, we analyze contract data for the first few days following the reporting date combined with our historical experience of trends related to partially completed contracts as of the reporting date to determine our right to consideration for the services we have provided where the transit period is partially complete or completed and not yet invoiced at period end. Differences in contract data for the first few days following the reporting date compared with our historical experience or disruptions such as weather events, port congestion, or other delays could cause the actual amount of revenue earned at period end to differ from these estimates.
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
Goodwill is tested for impairment annually on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). As part of our Step Zero Analysis we determined that the more likely than not criteria had not been met, and therefore a Step One Analysis was not required.
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
INCOME TAX RESERVES. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail in full or in part. Under U.S. GAAP, if we determine that a tax position, more likely than not, will be sustained upon audit based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon resolution. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information.
We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when there is (i) a completion of a tax audit, (ii) effective settlement of an issue, (iii) litigation of the issue, including appeals, (iv) a change in applicable tax law including a tax case or legislative guidance, or (v) the expiration of the applicable statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate, consolidated earnings, financial position and/or cash flows. Uncertain income tax positions are included in “Accrued income taxes” or “Noncurrent income taxes payable” in the consolidated balance sheet.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL CONTINGENCIES
The following table aggregates all contractual commitments and commercial obligations, due by period, that affect our financial condition and liquidity position as of December 31, 2021 (dollars in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Borrowings under credit agreements	$525,000	$300,000	$—	$—	$—	$—	$825,000
Senior notes (1)	25,200	25,200	25,200	25,200	25,200	632,550	758,550
Long-term notes payable(1)	21,388	196,388	14,440	14,440	14,440	394,130	655,226
Maturity of lease liabilities(2)	74,600	69,277	48,819	36,461	26,678	86,859	342,694
Purchase obligations(3)	163,758	51,781	28,691	1,996	330	—	246,556
Total	$809,946	$642,646	$117,150	$78,097	$66,648	$1,113,539	$2,828,026
________________________________
(1)Amounts payable relate to the semi-annual interest due on the senior and long-term notes and the principal amount at maturity.
(2) We maintain operating leases for office space, warehouses, office equipment, and a small number of intermodal containers. See Note 11, Leases, for further information.
(3) Purchase obligations include agreements for services that are enforceable and legally binding and that specify all significant terms. As of December 31, 2021, such obligations primarily include ocean and air freight capacity, telecommunications services, maintenance contracts, and information technology related capacity. In some instances our contractual commitments may be usage based or require estimates as to the timing of cash settlement.
We have no financing lease obligations. Long-term liabilities consist primarily of noncurrent taxes payable and long-term notes payable. Due to the uncertainty with respect to the amounts or timing of future cash flows associated with our unrecognized tax benefits at December 31, 2021, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $42.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 5, Income Taxes, to the consolidated financial statements for a discussion on income taxes. As of December 31, 2021, we do not have significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had $257.4 million of cash and cash equivalents on December 31, 2021. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $1 billion revolving loan facility. Interest accrues on the revolving loan at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). At December 31, 2021, there was $525.0 million outstanding on the revolving loan.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $175 million of the company’s 3.97 percent Senior Notes, Series A, due August 27, 2023, (ii) $150 million of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (iii) $175 million of the company’s 4.6 percent Senior Notes, Series C, due August 27, 2033. At December 31, 2021, there was $500 million outstanding on the notes.
We issued Senior Notes through a public offering on April 9, 2018. The Senior Notes bear an annual interest rate of 4.2 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $677.1 million as of December 31, 2021, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $594.2 million at December 31, 2021.
We are a party to a Receivables Securitization Facility, with various lenders, that provides a total availability of up to $300 million and funded at $300 million as of December 31, 2021. Interest accrues on the facility at variable rates based on Bloomberg Short Term Bank Yield Index (“BSBY”) plus a margin. At December 31, 2021, there was $299.5 million outstanding, net of unamortized issuance costs, on the Receivables Securitization Facility. On February 1, 2022, we amended the Receivables Securitization Facility primarily to increase the total availability from $300 million to $500 million pursuant to the provisions of the existing agreement.

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
Foreign exchange risk can be quantified by performing a sensitivity analysis assuming a hypothetical change in the value of the U.S. Dollar compared to other currencies in which we transact. Our primary foreign exchange risk is associated with balances denominated in U.S. Dollars held in China where the functional currency is the Chinese Yuan. All other things being equal, a hypothetical 10 percent weakening of the U.S. Dollar against the Chinese Yuan on December 31, 2021, would have decreased our net income by approximately $16.1 million and a hypothetical 10 percent strengthening of the U.S. Dollar against the Chinese Yuan on December 31, 2021, would have increased our net income by approximately $13.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of C.H. Robinson Worldwide, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ investment, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021 , based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Transportation and logistics revenue is recognized for performance obligations identified in the customer contract as they are satisfied over the contract term, which generally represents the transit period. Recognizing revenue at period end for contracts where the transit period is partially complete at period end or completed and not yet invoiced, requires management to make judgments that affect the amounts and timing of revenue recognized. At December 31, 2021 the Company recorded revenue of $453.7 million for services it provided while a shipment was still in-transit but for which it had not yet completed its performance obligation or had not yet invoiced the customer.
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
February 23, 2022

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of C.H. Robinson Worldwide, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended December 31, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those consolidated financial statements.
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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 23, 2022

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$257,413	$243,796
Receivables, net of allowance for credit loss of $41,542 and $38,113	3,963,487	2,449,577
Contract assets, net of allowance for credit loss	453,660	197,176
Prepaid expenses and other	129,593	51,152
Total current assets	4,804,153	2,941,701

Property and equipment	442,112	478,982
Accumulated depreciation and amortization	(302,281)	(300,033)
Net property and equipment	139,831	178,949
Goodwill	1,484,754	1,487,187
Other intangible assets, net of accumulated amortization of $88,302 and $68,249	89,606	113,910
Right-of-use lease assets	292,559	319,785
Deferred tax assets	124,900	18,640
Other assets	92,309	84,086
Total assets	$7,028,112	$5,144,258

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,813,473	$1,195,099
Outstanding checks	105,828	88,265
Accrued expenses:
Compensation	201,421	138,460
Transportation expense	342,778	153,574
Income taxes	100,265	43,700
Other accrued liabilities	171,266	154,460
Current lease liabilities	66,311	66,174
Current portion of debt	525,000	—
Total current liabilities	3,326,342	1,839,732

Long-term debt	1,393,649	1,093,301
Noncurrent lease liabilities	241,369	268,572
Noncurrent income taxes payable	28,390	26,015
Deferred tax liabilities	16,113	22,182
Other long-term liabilities	315	14,523
Total liabilities	5,006,178	3,264,325

Commitments and contingencies
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,206 and 179,232 shares issued, 129,186 and 134,298 outstanding	12,919	13,430
Additional paid-in capital	673,628	566,022
Retained earnings	4,936,861	4,372,833
Accumulated other comprehensive loss	(61,134)	(45,998)
Treasury stock at cost (50,020 and 44,934 shares)	(3,540,340)	(3,026,354)
Total stockholders’ investment	2,021,934	1,879,933
Total liabilities and stockholders’ investment	$7,028,112	$5,144,258
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (In thousands, except per share data)

	For the years ended December 31,
	2021	2020	2019
Revenues:
Transportation	$22,046,574	$15,147,562	$14,322,295
Sourcing	1,055,564	1,059,544	987,213
Total revenues	23,102,138	16,207,106	15,309,508
Costs and expenses:
Purchased transportation and related services	18,994,574	12,834,608	11,839,433
Purchased products sourced for resale	955,475	960,241	883,765
Personnel expenses	1,543,610	1,242,867	1,298,528
Other selling, general, and administrative expenses	526,371	496,122	497,806
Total costs and expenses	22,020,030	15,533,838	14,519,532
Income from operations	1,082,108	673,268	789,976
Interest and other expenses	(59,817)	(44,937)	(47,719)
Income before provision for income taxes	1,022,291	628,331	742,257
Provision for income taxes	178,046	121,910	165,289
Net income	844,245	506,421	576,968
Other comprehensive (loss) income	(15,136)	30,151	(4,214)
Comprehensive income	$829,109	$536,572	$572,754

Basic net income per share	$6.37	$3.74	$4.21
Diluted net income per share	$6.31	$3.72	$4.19

Basic weighted average shares outstanding	132,482	135,532	136,955
Dilutive effect of outstanding stock awards	1,352	641	780
Diluted weighted average shares outstanding	133,834	136,173	137,735
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(In thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2018	137,284	$13,728	$521,486	$3,845,593	$(71,935)	$(2,713,785)	$1,595,087
Net income				576,968			576,968
Foreign currency adjustments					(4,214)		(4,214)
Dividends declared, $2.01 per share				(277,727)			(277,727)
Stock issued for employee benefit plans	1,017	102	(13,920)			61,795	47,977
Issuance of restricted stock	28	3	(3)				—
Stock-based compensation expense	—	—	39,083			—	39,083
Repurchase of common stock	(3,434)	(343)				(306,101)	(306,444)
Balance December 31, 2019	134,895	13,490	546,646	4,144,834	(76,149)	(2,958,091)	1,670,730
Net income				506,421			506,421
Foreign currency adjustments					30,151		30,151
Dividends declared, $2.04 per share				(278,422)			(278,422)
Stock issued for employee benefit plans	1,754	175	(24,600)			114,228	89,803
Issuance of restricted stock	192	19	(19)				—
Stock-based compensation expense	—	—	43,995			—	43,995
Repurchase of common stock	(2,543)	(254)				(182,491)	(182,745)
Balance December 31, 2020	134,298	13,430	566,022	4,372,833	(45,998)	(3,026,354)	1,879,933
Net income				844,245			844,245
Foreign currency adjustments					(15,136)		(15,136)
Dividends declared, $2.08 per share				(280,217)			(280,217)
Stock issued for employee benefit plans	1,068	107	(22,374)			66,216	43,949
Issuance of restricted stock, net of forfeitures	(26)	(3)	3				—
Stock-based compensation expense	—	—	129,977			—	129,977
Repurchase of common stock	(6,154)	(615)				(580,202)	(580,817)
Balance December 31, 2021	129,186	$12,919	$673,628	$4,936,861	$(61,134)	$(3,540,340)	$2,021,934
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$844,245	$506,421	$576,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,259	101,727	100,449
Provision for credit losses	10,649	17,281	5,853
Stock-based compensation	129,977	43,995	39,083
Deferred income taxes	(110,188)	(32,984)	(2,407)
Excess tax benefit on stock-based compensation	(13,101)	(17,581)	(8,492)
Other operating activities	1,915	15,096	(3,830)
Changes in operating elements, net of effects of acquisitions:
Receivables	(1,547,545)	(452,145)	208,312
Contract assets	(257,728)	(65,454)	26,761
Prepaid expenses and other	(43,819)	27,237	(29,871)
Accounts payable and outstanding checks	660,028	180,272	(17,968)
Accrued compensation	63,912	22,547	(40,757)
Accrued transportation expense	189,204	52,380	(18,626)
Accrued income taxes	72,665	51,916	(12,636)
Other accrued liabilities	1,607	26,503	8,937
Other assets and liabilities	1,875	21,980	3,643
Net cash provided by operating activities	94,955	499,191	835,419

INVESTING ACTIVITIES
Purchases of property and equipment	(34,197)	(23,133)	(36,290)
Purchases and development of software	(36,725)	(30,876)	(34,175)
Acquisitions, net of cash acquired	(14,750)	(223,230)	(59,200)
Other investing activities	—	5,525	16,636
Net cash used for investing activities	(85,672)	(271,714)	(113,029)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	70,669	107,657	63,092
Stock tendered for payment of withholding taxes	(26,720)	(17,854)	(15,115)
Repurchase of common stock	(581,756)	(177,514)	(309,444)
Cash dividends	(277,321)	(209,956)	(277,786)
Proceeds from long-term borrowings	300,000	—	1,298,000
Payments on long-term borrowings	(2,048)	—	(1,505,000)
Proceeds from short-term borrowings	3,728,000	1,436,600	185,000
Payments on short-term borrowings	(3,203,251)	(1,579,600)	(90,000)
Net cash provided by (used for) financing activities	7,573	(440,667)	(651,253)
Effect of exchange rates on cash and cash equivalents	(3,239)	9,128	(1,894)
Net change in cash and cash equivalents	13,617	(204,062)	69,243
Cash and cash equivalents, beginning of year	243,796	447,858	378,615
Cash and cash equivalents, end of year	$257,413	$243,796	$447,858

Supplemental cash flow disclosures
Cash paid for income taxes	$227,427	$93,070	$219,029
Cash paid for interest	51,367	47,518	50,854
Accrued share repurchases held in other accrued liabilities	4,293	5,231	—

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
Transportation and Logistics Services - As a global logistics provider, our primary performance obligation under our customer contracts is to utilize our relationships with a wide variety of transportation companies to efficiently and cost-effectively transport our customers’ freight. Revenue is recognized for these performance obligations as they are satisfied over the contract term, which generally represents the transit period. The transit period can vary based upon the method of transport, generally a number of days for over the road, rail, and air transportation, or several weeks in the case of an ocean shipment. Determining the transit period and how much of it has been completed as of the reporting date may require management to make judgments that affect the timing of revenue recognized. When the customers’ freight reaches its intended destination our performance obligation is complete. Pricing for our services is generally a fixed amount and is typically due within 30 days upon completion of our performance obligation, but can vary based on the nature of the service provided and certain other factors.
We also provide certain value-added logistics services, such as customs brokerage, fee-based managed services, warehousing services, small parcel, and supply chain consulting and optimization services. These services may include one or more performance obligations, which are generally satisfied over the service period as we perform our obligations. The service period may be a very short duration, in the case of customs brokerage and small parcel, or it may be longer in the case of warehousing, managed services, and supply chain consulting and optimization services. Pricing for our services is established in the customer contract and is dependent upon the specific needs of the customer but may be agreed upon at a fixed fee per transaction, labor hour, or service period. Payment is typically due within 30 days upon completion of our performance obligation, but can vary based on the nature of the service provided and certain other factors.
Sourcing Services - We contract with grocery retailers, restaurants, foodservice distributors, and produce wholesalers to provide sourcing services under the trade name Robinson Fresh® (“Robinson Fresh”). Our primary service obligation under these contracts is the buying, selling, and/or marketing of produce including fresh fruits, vegetables, and other value-added perishable items. Revenue is recognized when our performance obligations under these contracts is satisfied at a point in time, generally when the produce is received by our customer. Pricing under these contracts is generally a fixed amount and is typically due within 20 to 30 days upon completion of our performance obligation, but can vary based on the nature of the service provided and certain other factors.
In many cases, as additional performance obligations, we contract to arrange logistics and transportation of the products we buy, sell, and/or market. These performance obligations are satisfied over the contract term consistent with our other transportation and logistics services. The contract period is typically less than one year. Pricing for our services is generally a fixed amount and is typically due within 30 days upon completion of our performance obligation, but can vary based on the nature of the service provided and certain other factors.
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
CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist primarily of bank deposits and highly liquid investments with an original maturity of three months or less from the time of purchase. Cash and cash equivalents held outside the United States totaled $217.1 million and $230.9 million as of December 31, 2021 and 2020. The majority of our cash and cash equivalents balance is denominated in U.S. dollars although these balances are frequently held in locations where the U.S. dollar is not the functional currency.
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

We recognized the following depreciation expense (in thousands):

2021	$39,790
2020	42,890
2019	45,016
A summary of our property and equipment as of December 31, is as follows (in thousands):

	2021	2020
Furniture, fixtures, and equipment	$292,224	$286,277
Buildings (1)	60,059	93,538
Corporate aircraft (1)	—	11,461
Leasehold improvements	70,630	67,037
Land	11,014	19,816
Construction in progress	8,185	853
Less: accumulated depreciation and amortization	(302,281)	(300,033)
Net property and equipment	$139,831	$178,949
________________________________
(1) Our corporate aircraft and an office building in Kansas City, Missouri, have been reclassified as held-for-sale assets as of December 31, 2021. Held-for-sale assets of $35.0 million are expected to sell in the first half of 2022 and are included within Prepaid expenses and other current assets in our Consolidated Balance Sheet as of December 31, 2021. The estimated fair value of the assets that are held for sale is $64.0 million.
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
OTHER ASSETS. Other assets consist primarily of purchased and internally developed software. We amortize software using the straight-line method over three years. We recognized the following amortization expense of purchased and internally developed software (in thousands):

2021	$25,975
2020	22,612
2019	17,023
A summary of our purchased and internally developed software as of December 31, is as follows (in thousands):

	2021	2020
Purchased software	$30,312	$29,029
Internally developed software	153,983	127,476
Less accumulated amortization	(114,183)	(96,891)
Net software	$70,112	$59,614

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
STOCK-BASED COMPENSATION. We issue stock awards, including stock options, performance shares, and restricted stock units, to key employees and outside directors. In general, the awards vest over three to five years, either based on the company’s earnings or adjusted gross profit growth or the passage of time. The related compensation expense for each award is recognized over the appropriate vesting period. The fair value of each share-based payment award is established on the date of grant. For grants of shares and restricted stock units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 12 percent to 24 percent and are calculated using the Black-Scholes option pricing model-protective put method. Changes in expected volatility and risk-free interest rates are the primary reason for changes in the discount.
For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by our stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate, and dividend yield.

NOTE 2: GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
December 31, 2019 balance	$1,015,570	$208,420	$67,770	$1,291,760
Acquisitions	176,484	780	—	177,264
Foreign currency translation	11,918	4,782	1,463	18,163
December 31, 2020 balance	1,203,972	213,982	69,233	1,487,187
Acquisitions	243	—	10,754	10,997
Foreign currency translation	(7,882)	(3,591)	(1,957)	(13,430)
December 31, 2021 balance	$1,196,333	$210,391	$78,030	$1,484,754

Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). As part of our Step Zero Analysis, we determined that the more likely than not criteria had not been met, and therefore a Step One Analysis was not required.

No goodwill or intangible asset impairment has been recorded in any previous or current period presented. Identifiable intangible assets consisted of the following at December 31 (in thousands):

	2021			2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$169,308	$(88,302)	$81,006	$171,684	$(67,312)	$104,372
Trademarks	—	—	—	1,875	(937)	938
Total finite-lived intangibles	169,308	(88,302)	81,006	173,559	(68,249)	105,310
Indefinite-lived intangibles
Trademarks	8,600	—	8,600	8,600	—	8,600
Total intangibles	$177,908	$(88,302)	$89,606	$182,159	$(68,249)	$113,910

Amortization expense for other intangible assets was (in thousands):

2021	$25,494
2020	36,225
2019	38,410

Finite-lived intangible assets, by reportable segment, as of December 31, 2021, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
2022	$8,096	$14,954	$1,137	$24,187
2023	8,096	12,285	1,137	21,518
2024	7,986	3,702	1,137	12,825
2025	7,857	2,409	1,137	11,403
2026	7,857	391	777	9,025
Thereafter	1,310	—	738	2,048
Total				$81,006

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
We had no Level 3 assets or liabilities as of and during the periods ended December 31, 2021, or December 31, 2020. There were no transfers between levels during the period.

NOTE 4: FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	December 31, 2021	December 31, 2020	Maturity	December 31, 2021	December 31, 2020
Revolving credit facility	1.23%	—%	October 2023	$525,000	$—
Senior Notes, Series A	3.97%	3.97%	August 2023	175,000	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables securitization facility (1)	0.73%	—%	November 2023	299,481	—
Senior Notes (1)	4.20%	4.20%	April 2028	594,168	593,301
Total debt				1,918,649	1,093,301
Less: Current maturities and short-term borrowing				(525,000)	—
Long-term debt				$1,393,649	$1,093,301
________________________________
(1) Net of unamortized discounts and issuance costs.
SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the “Credit Agreement”) with a total availability of $1 billion and a maturity date of October 24, 2023. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month LIBOR plus a specified margin). As of December 31, 2021, the variable rate equaled LIBOR plus 1.13 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under each letter of credit issued under the facility ranging from 0.075 percent to 0.200 percent. The recorded amount of borrowings outstanding approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
The Credit Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including a maximum leverage ratio of 3.50 to 1.00. The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the administrative agent may declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if we become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency, or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable. On November 19, 2021, we amended the Credit Agreement to among other things, facilitate the terms of the Receivables Securitization Facility and include provisions for benchmark replacements to LIBOR.
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes, Series A, Senior Notes Series B, and Senior Notes Series C, collectively (the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $543.5 million at December 31, 2021. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own risk. If the Notes were recorded at fair value, they would be classified as Level 2.
The Note Purchase Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including a maximum leverage ratio of 3.00 to 1.00, a minimum interest coverage ratio of 2.00 to 1.00, and a maximum consolidated priority debt to consolidated total asset ratio of 15 percent.
The Note Purchase Agreement provides for customary events of default. The occurrence of an event of default would permit certain Purchasers to declare certain Notes then outstanding to be immediately due and payable. Under the terms of the Note Purchase Agreement, the Notes are redeemable, in whole or in part, at 100 percent of the principal amount being redeemed together with a “make-whole amount” (as defined in the Note Purchase Agreement), and accrued and unpaid interest with respect to each Note. The obligations of the company under the Note Purchase Agreement and the Notes are guaranteed by C.H. Robinson Company, a Delaware corporation and a wholly-owned subsidiary of the company, and by C.H. Robinson

Company, Inc., a Minnesota corporation and an indirect wholly-owned subsidiary of the company. On November 19, 2021, we amended the Note Purchase Agreement to among other things, facilitate the terms of the Receivables Securitization Facility.
U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On November 19, 2021, we entered into a receivables purchase agreement and related transaction documents with Bank of America, N.A. and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of our U.S. trade accounts receivable with a total availability of $300 million as of December 31, 2021. The interest rate on borrowings under the Receivables Securitization Facility is based on Bloomberg Short Term Bank Yield Index (“BSBY”) plus a margin. There is also a commitment fee we are required to pay on any unused portion of the facility. The Receivables Securitization Facility expires on November 17, 2023, unless extended by the parties and is recorded as a noncurrent liability as of December 31, 2021. The recorded amount of borrowings outstanding on the Receivables Securitization Facility approximates fair value because it can be redeemed on short notice and the interest rate floats. We consider these borrowings to be a Level 2 financial liability. Borrowings on the Receivables Securitization Facility are included within proceeds on long-term borrowings on the consolidated statement of cash flows.
The Receivables Securitization Facility contains various customary affirmative and negative covenants, and it also contains customary default and termination provisions, which provide for acceleration of amounts owed under the Receivables Securitization Facility upon the occurrence of certain specified events.
On February 1, 2022, we amended the Receivables Securitization Facility primarily to increase the total availability from $300 million to $500 million pursuant to the provisions of the existing agreement.

On April 26, 2017, we entered into a receivables purchase agreement and related transaction documents with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wells Fargo Bank, N.A. to provide a receivables securitization facility with funding of up to $250 million. On December 17, 2018, we entered into an amendment on this facility, which changed the lending parties to Wells Fargo Bank, N.A. and Bank of America, N.A. and extended the maturity date from April 26, 2019, to December 17, 2020. The facility expired on December 17, 2020, and it was not renewed; however, we entered into a new receivables securitization facility in November 2021 as described above.
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes (“Senior Notes”) through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $677.1 million as of December 31, 2021, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $594.2 million as of December 31, 2021. If the Senior Notes were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy.
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
The Senior Notes were issued under an indenture that contains covenants imposing certain limitations on our ability to incur liens; enter into sales and leaseback transactions above certain limits; and consolidate, merge, or transfer substantially all of our assets and those of our subsidiaries on a consolidated basis. It also provides for customary events of default (subject in certain cases to customary grace and cure periods), which include among other things nonpayment, breach of covenants in the indenture, and certain events of bankruptcy and insolvency. If an event of default occurs and is continuing with respect to the Senior Notes, the trustee or holders of at least 25 percent in principal amount outstanding of the Senior Notes may declare the principal and the accrued and unpaid interest, if any, on all of the outstanding Senior Notes to be due and payable. These covenants and events of default are subject to a number of important qualifications, limitations, and exceptions that are described in the indenture. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which we must adhere.

In addition to the above financing agreements we have a $15 million discretionary line of credit with U.S. Bank of which $7.9 million is currently utilized for standby letters of credit related to insurance collateral as of December 31, 2021. These standby letters of credit are renewed annually and were undrawn as of December 31, 2021.
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
In 2019, we removed our assertion that the unremitted earnings of our foreign subsidiaries were permanently reinvested with limited exceptions. If we repatriated all foreign earnings that are still considered to be permanently reinvested, the estimated effect on income taxes payable would be an increase of approximately $2.0 million as of December 31, 2021.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in response to the COVID-19 pandemic. The CARES Act allows for a deferral of the employer share of federal payroll taxes otherwise due through December 31, 2020. Under the act, 50 percent of the deferred amount was due December 31, 2021, and the remaining 50 percent is due December 31, 2022. This provision allows us to defer certain federal payroll deposits and invest this cash back into the business without any interest cost. The CARES Act also provides for a tax credit of up to $5,000 related to wages and health benefits provided to an employee whose work from March 17, 2020, through December 31, 2020, was impacted by COVID-19. Through December 31, 2021, we have recognized a payroll deferral and tax credit of $14.7 million and $0.7 million, respectively, under the CARES Act.
On December 28, 2021, the Treasury Department released final regulations on determining the foreign tax credit, and allocating and apportioning deductions, under the Internal Revenue Code. The impact of this finalized guidance is not expected to have a material impact on our results.
Income before provision for income taxes consisted of (in thousands):

	2021	2020	2019
Domestic	$566,847	$499,384	$649,742
Foreign	455,444	128,947	92,515
Total	$1,022,291	$628,331	$742,257

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2021	2020	2019
Unrecognized tax benefits, beginning of period	$36,216	$33,938	$31,515
Additions based on tax positions related to the current year	3,530	3,172	2,212
Additions for tax positions of prior years	1,919	1,568	2,148
Reductions for tax positions of prior years	(2,431)	(124)	—
Lapse in statute of limitations	(1,932)	(2,276)	(1,703)
Settlements	—	(62)	(234)
Unrecognized tax benefits, end of the period	$37,302	$36,216	$33,938

Income tax expense considers amounts that may be needed to cover exposures for open tax years. We do not expect any material impact related to open tax years; however, actual settlements may differ from amounts accrued.
As of December 31, 2021, we had $42.9 million of unrecognized tax benefits and related interest and penalties, all of which would affect our effective tax rate if recognized. In the unlikely event these unrecognized tax benefits and related interest and penalties were recognized fully in 2021, the impact to the annual effective tax rate would have been 4.2 percent. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease in the next 12 months. The total liability for unrecognized tax benefits is expected to decrease by approximately $5.9 million in the next 12 months due to lapsing of statutes.

We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. During the years ended December 31, 2021, 2020, and 2019, we recognized approximately $0.9 million, $1.0 million, and $1.0 million in interest and penalties. We had approximately $5.6 million and $6.1 million for the payment of interest and penalties related to uncertain tax positions accrued within noncurrent income taxes payable as of December 31, 2021 and 2020, respectively. These amounts are not included in the reconciliation above.
The components of the provision for income taxes consist of the following for the years ended December 31 (in thousands):

	2021	2020	2019
Tax provision:
Federal	$165,218	$99,901	$106,009
State	36,718	19,825	25,788
Foreign	85,654	40,103	35,899
	287,590	159,829	167,696
Deferred provision (benefit):
Federal	(90,960)	(28,238)	1,554
State	(16,176)	(5,749)	316
Foreign	(2,408)	(3,932)	(4,277)
	(109,544)	(37,919)	(2,407)
Total provision	$178,046	$121,910	$165,289

A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate for the years ended December 31, is as follows:

	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.7	2.5	2.8
Share-based payment awards	(0.6)	(2.8)	(0.9)
Excess foreign tax credits	(0.4)	(2.2)	(1.5)
Other U.S. tax credits and incentives	(3.3)	(1.4)	(0.9)
Foreign	(1.2)	1.3	1.7
Other	0.2	1.0	0.1
Effective income tax rate	17.4%	19.4%	22.3%

Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):

	2021	2020
Deferred tax assets:
Lease liabilities	$60,846	$82,982
Compensation	71,770	60,160
Accrued expenses	92,936	39,987
Foreign affiliate prepayment	88,399	—
Other	22,925	26,848
Deferred tax liabilities:
Right-of-use assets	(56,044)	(77,513)
Intangible assets	(79,198)	(81,210)
Accrued revenue	(47,255)	(18,978)
Prepaid assets	(14,021)	(5,732)
Long-lived assets	(10,387)	(12,722)
Foreign withholding tax	(11,917)	(10,222)
Other	(9,267)	(7,142)
Net deferred tax assets (liabilities)	$108,787	$(3,542)

We had foreign net operating loss carryforwards with a tax effect of $8.6 million as of December 31, 2021, and $11.0 million as of December 31, 2020. The net operating loss carryforwards will expire at various dates from 2022 to 2028, with certain jurisdictions having indefinite carryforward terms. We continually monitor and review the foreign net operating loss carryforwards to determine the ability to realize the deferred tax assets associated with the foreign net operating loss carryforwards. As of December 31, 2021 and 2020, we have recorded a valuation allowance of $2.5 million and $7.6 million, respectively, against the deferred tax asset related to the foreign operating loss carryforwards.

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

STOCK AWARD PLANS. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary expense recognized within personnel expenses in our consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	2021	2020	2019
Stock options	$16,128	$20,162	$16,073
Stock awards	110,701	20,985	20,170
Company expense on ESPP discount	3,148	2,848	2,840
Total stock-based compensation expense	$129,977	$43,995	$39,083
On May 9, 2019, our shareholders approved an amendment and restatement of our 2013 Equity Incentive Plan (the “Plan”) to increase the number of shares authorized for award by 4,000,000 shares. The Plan allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. At the time our shareholders approved adding additional shares to the plan, a maximum of 17,041,803 shares are available to be granted under this plan. Approximately 1,780,727 shares were available for stock awards under this plan as of December 31, 2021. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash, generally become available again for issuance under the plan.
STOCK OPTIONS. We have awarded stock options to certain key employees that vest primarily based on their continued employment. The value of these awards is established by the market price on the date of the grant, discounted for post-vesting holding restrictions, calculated using the Black-Scholes option pricing model and is being expensed over the vesting period of the award. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options) on the grants.
The following schedule summarizes stock option activity in the plans. All outstanding unvested options as of December 31, 2021, relate to time-based grants from 2015 through 2020.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Average Remaining Life (years)
Outstanding at December 31, 2020	7,260,840	$76.37	$127,065	6.6
Exercised	(748,198)	71.95
Forfeitures	(18,778)	76.03
Outstanding at December 31, 2021	6,493,864	$76.88	$199,682	5.8

Vested at December 31, 2021	4,789,677	$76.08		5.2
Exercisable at December 31, 2021	4,789,677	$76.08		5.2
As of December 31, 2021, unrecognized compensation expense related to stock options was $26.6 million. The amount of future expense to be recognized will be based on the passage of time and the employees' continued employment.
Additional potential dilutive stock options totaling 3,924 for 2021 have been excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).

Information on the intrinsic value of options exercised is as follows (in thousands):

2021	$20,427
2020	38,551
2019	15,862
The following table summarizes these unvested stock option grants as of December 31, 2021:

First Vesting Date	Last Vesting Date	Options Granted, Net of Forfeitures	Weighted Average Grant Date Fair Value(1)	Unvested Options
December 31, 2018	December 31, 2022	1,441,636	$14.25	276,353
December 31, 2019	December 31, 2023	1,154,019	20.12	451,674
December 31, 2020	December 31, 2024	1,638,791	13.87	976,160
		4,234,446	$15.70	1,704,187
________________________________
(1) Amount shown is the weighted average grant date fair value of options granted, net of forfeitures.
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
The fair value per option was estimated using the Black-Scholes option pricing model with the following assumptions:

	2020 Grants	2019 Grants
Weighted-average risk-free interest rate	1.6%	2.1%
Expected dividend yield	2.5%	2.0%
Weighted-average volatility	23%	25%
Expected term (in years)	8.91	6.08
Weighted average fair value per option	$13.88	$17.52
STOCK AWARDS. We have awarded performance-based restricted shares, performance-based restricted stock units, and time-based restricted stock units. All of our awards contain restrictions on the awardees’ ability to sell or transfer vested awards for a specified period of time. The fair value of these awards is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants vary from 12 percent to 24 percent and are calculated using the Black-Scholes option pricing model-protective put method. The duration of the restriction period to sell or transfer vested awards, changes in the measured stock price volatility and changes in interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.
Performance-based Awards
We have awarded performance-based restricted shares through 2020 to certain key employees and non-employee directors. These awards vest over a five-year period based on the company’s earnings growth. In 2021, we have awarded performance-based restricted stock units to certain key employees and non-employee directors. These awards vest over a three-year period based on the company's cumulative three-year earnings per share growth and annual adjusted gross profit growth. These performance-based restricted stock unit awards contain an upside opportunity of 200 percent contingent upon obtaining certain earnings per share and adjusted gross profit targets.

The following table summarizes our unvested performance-based restricted shares and restricted stock unit grants as of December 31, 2021:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	1,102,211	$67.29
Granted(1)	292,993	74.92
Performance-based grant adjustment(2)	29,147	67.13
Vested	(980,188)	67.37
Forfeitures	(36,521)	71.10
Unvested at December 31, 2021	407,642	$72.21
________________________________
(1) Amount represents performance-based restricted stock unit grants at target.
(2)Amount represents incremental shares issuable for achieving 200 percent upside upon meeting certain adjusted gross profit targets in 2021.
The following table summarizes unvested performance-based restricted shares and restricted stock units by vesting period:

First Vesting Date	Last Vesting Date	Performance Shares and Stock Units Granted, Net of Forfeitures	Weighted Average Grant Date Fair Value (1)	Unvested Performance Shares and Restricted Stock Units
December 31, 2019	December 31, 2023	354,005	$73.79	70,756
December 31, 2020	December 31, 2024	401,548	59.34	80,268
December 31, 2021	December 31, 2025	285,765	74.91	256,618
		1,041,318	$68.53	407,642
________________________________
(1) Amount shown is the weighted average grant date fair value of performance-based restricted shares and restricted stock units granted, net of forfeitures.

We granted an additional 330,072 performance-based restricted stock units at target on February 9, 2022. These awards have a weighted average grant date fair value of $76.74 and will vest over a three-year period based upon our cumulative three-year earnings per share growth and annual adjusted gross profit growth.
Time-based Awards
We award time-based restricted stock units to certain key employees and non-employee directors. Time-based awards granted through 2020 vest over a five-year while time-based awards granted in 2021 vest over a three-year period primarily based on the passage of time and the employee's continued employment.
The following table summarizes our unvested time-based restricted share and restricted stock unit grants as of December 31, 2021:

	Number of Restricted Shares and Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	598,039	$60.24
Granted	666,311	72.09
Vested	(439,695)	69.29
Forfeitures	(61,174)	68.12
Unvested at December 31, 2021	763,481	$69.42
We granted an additional 634,118 time-based restricted stock units on February 9, 2022. These awards have a weighted average grant date fair value of $74.67 and will vest over a three-year period with a first vesting date of December 31, 2022.

A summary of the fair value of stock awards vested (in thousands):

2021	$110,701
2020	20,985
2019	20,170
As of December 31, 2021, there was unrecognized compensation expense of $88.3 million related to previously granted stock awards. The amount of future expense to be recognized will be based on the company’s earnings growth and the continued employment of certain key employees.
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

	Shares Purchased By Employees	Aggregate Cost to Employees	Expense Recognized By the Company
2021	220,970	$17,838	$3,148
2020	236,062	16,146	2,848
2019	224,596	16,093	2,840

SHARE REPURCHASE PROGRAMS. In May 2018, the Board of Directors authorized a share repurchase program that allows the Company to repurchase 15,000,000 shares of our common stock. On December 9, 2021, the Board of Directors increased the company’s share repurchase authorization by an additional 20,000,000 shares of common stock. As of December 31, 2021, we have 21,635,388 shares remaining under the share repurchase authorization. The activity under these authorizations is as follows (dollar amounts in thousands):

	Shares Repurchased	Total Value of Shares Repurchased
2019 Repurchases	3,434,102	$306,444
2020 Repurchases	2,542,915	182,745
2021 Repurchases	6,154,364	580,818

NOTE 7: COMMITMENTS AND CONTINGENCIES
EMPLOYEE BENEFIT PLANS. We offer a defined contribution plan, which qualifies under section 401(k) of the Internal Revenue Code and covers all eligible U.S. employees. We can also elect to make matching contributions to the plan. Annual discretionary contributions may also be made to the plan. Defined contribution plan expense, including matching contributions, was approximately (in thousands):

2021	$48,714
2020	18,827
2019	42,491
We contributed a defined contribution match of six percent in 2021 and 2019. Effective May 22, 2020, we temporarily suspended the employer-matching contribution due to the impacts of the COVID-19 pandemic. The employer-matching contribution was reinstated effective January 1, 2021.
LEASE COMMITMENTS. We maintain operating leases for office space, warehouses, office equipment, and a small number of intermodal containers. See Note 11, Leases, for further information.

LITIGATION. We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including certain contingent auto liability cases as of December 31, 2021. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.
NOTE 8: ACQUISITIONS
Combinex Holding B.V.
On June 3, 2021, we acquired all of the outstanding shares of Combinex Holding B.V. (“Combinex”) to strengthen our European road transportation presence. Total purchase consideration, net of cash acquired was $14.7 million, which was paid in cash.
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

NOTE 9: SEGMENT REPORTING
Our segments are based on our method of internal reporting, which generally segregates the segments by service line and the primary services they provide to our customers. The internal reporting of segments is defined, based in part, on the reporting and review process used by our chief operating decision maker (“CODM”), our Chief Executive Officer. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies. We do not report our intersegment revenues by segment to our CODM and do not believe they are a meaningful metric for evaluating the performance of our reportable segments. We identify two reportable segments as follows:
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
•All Other and Corporate: All Other and Corporate includes our Robinson Fresh and Managed Services segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses. Robinson Fresh provides sourcing services including the buying, selling, and/or marketing of fresh fruits, vegetables, and other perishable items. Managed Services provides Transportation Management Services, or Managed TMS®. Other Surface Transportation revenues are primarily earned by our Europe Surface Transportation segment. Europe Surface Transportation provides transportation and logistics services including truckload and groupage services across Europe.
Reportable segment information as of, and for the years ended, December 31, 2021, 2020, and 2019, is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Twelve Months Ended December 31, 2021
Total revenues	$14,507,917	$6,729,790	$1,864,431	$23,102,138
Income (loss) from operations	585,351	510,756	(13,999)	1,082,108
Depreciation and amortization	26,243	22,823	42,193	91,259
Total assets (1)	3,349,578	2,843,239	835,295	7,028,112
Average headcount	6,764	5,071	3,926	15,761

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Twelve Months Ended December 31, 2020
Total revenues	$11,312,553	$3,100,525	$1,794,028	$16,207,106
Income (loss) from operations	508,475	175,513	(10,720)	673,268
Depreciation and amortization	25,314	34,550	41,863	101,727
Total assets(1)	2,946,409	1,392,411	805,438	5,144,258
Average headcount	6,811	4,708	3,600	15,119

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Twelve Months Ended December 31, 2019
Total revenues	$11,283,692	$2,327,913	$1,697,903	$15,309,508
Income (loss) from operations	722,763	80,527	(13,314)	789,976
Depreciation and amortization	24,508	36,720	39,221	100,449
Total assets (1)	2,550,010	1,021,592	1,069,458	4,641,060
Average headcount	7,354	4,766	3,431	15,551
________________________________
(1) All cash and cash equivalents and certain owned properties are included in All Other and Corporate.
The following table presents our total revenues (based on location of the customer) and long-lived assets (including intangible and other assets) by geographic regions (in thousands):

	For the year ended December 31,
	2021	2020	2019
Total revenues
United States	$19,494,969	$13,896,382	$13,143,522
Other locations	3,607,169	2,310,724	2,165,986
Total revenues	$23,102,138	$16,207,106	$15,309,508

	As of December 31,
	2021	2020	2019
Long-lived assets
United States	$587,339	$551,511	$489,129
Other locations	151,866	163,860	206,567
Total long-lived assets	$739,205	$715,371	$695,696

NOTE 10: REVENUE FROM CONTRACTS WITH CUSTOMERS
A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the twelve months ended December 31, 2021, 2020, and 2019, as follows (dollars in thousands):

	Twelve Months Ended December 31, 2021
	NAST	Global Forwarding	All Other and Corporate	Total
Major service lines:
Transportation and logistics services(1)	$14,507,917	$6,729,790	$808,867	$22,046,574
Sourcing(2)	—	—	1,055,564	1,055,564
Total	$14,507,917	$6,729,790	$1,864,431	$23,102,138

	Twelve Months Ended December 31, 2020
	NAST	Global Forwarding	All Other and Corporate	Total
Major service lines:
Transportation and logistics services(1)	$11,312,553	$3,100,525	$734,484	$15,147,562
Sourcing(2)	—	—	1,059,544	1,059,544
Total	$11,312,553	$3,100,525	$1,794,028	$16,207,106

	Twelve Months Ended December 31, 2019
	NAST	Global Forwarding	All Other and Corporate	Total
Major service lines:
Transportation and logistics services(1)	$11,283,692	$2,327,913	$710,690	$14,322,295
Sourcing(2)	—	—	987,213	987,213
Total	$11,283,692	$2,327,913	$1,697,903	$15,309,508
________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.

We typically do not receive consideration and amounts are not due from our customer prior to the completion of our performance obligations and as such contract liabilities as of December 31, 2021 and 2020, and revenue recognized in the twelve months ended December 31, 2021, 2020, and 2019, resulting from contract liabilities were not significant. Contract assets and accrued expenses—transportation expense fluctuate from period to period primarily based upon shipments in-transit at period end and the timing of customer invoicing.
Approximately 93 percent, 91 percent, and 92 percent of our total revenues for the twelve months ended December 31, 2021, 2020, and 2019, respectively, are attributable to arranging for the transportation of our customers’ freight for which we transfer control and satisfy our performance obligation over the requisite transit period. A days in transit output method is used to measure the progress of our performance as of the reporting date. We determine the transit period based upon the departure date and the delivery date, which may be estimated if delivery has not occurred as of the reporting date. Determining the transit period and how much of it has been completed as of the reporting date may require management to make judgments that affect the timing of revenue recognized. We have determined that revenue recognition over the transit period provides a faithful depiction of the transfer of goods and services to our customer as our obligation is performed over the transit period. The transaction price for our performance obligation under these arrangements is generally fixed and readily determinable upon contract inception and is not contingent upon the occurrence or non-occurrence of another event.
Approximately five percent, seven percent, and six percent of our total revenues for the twelve months ended December 31, 2021, 2020, and 2019, respectively, are attributable to buying, selling, and/or marketing of produce including fresh fruits, vegetables, and other value-added perishable items. Total revenues for these transactions are recognized at a point in time upon completion of our performance obligation, which is generally when the produce is received by our customer. The transaction price for our performance obligation under these arrangements is generally fixed and readily determinable upon contract inception and is not contingent upon the occurrence or non-occurrence of another event.

Approximately two percent of our total revenues for the twelve months ended December 31, 2021, 2020, and 2019, respectively, are attributable to value-added logistics services, such as customs brokerage, fee-based managed services, warehousing services, small parcel, and supply chain consulting and optimization services. Total revenues for these services are recognized over time as we complete our performance obligation. Transaction price is determined and allocated to these performance obligations at their fixed fee or agreed upon rate multiplied by their associated measure of progress, which may be transactional volumes, labor hours, or time elapsed.
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
Our operating leases are included on the consolidated balance sheets as right-of-use lease assets and lease liabilities. A right-of-use lease asset represents our right to use an underlying asset over the term of a lease, while a lease liability represents our obligation to make lease payments arising from the lease. Current and noncurrent lease liabilities are recognized on commencement date at the present value of lease payments, including non-lease components, which consist primarily of common area maintenance and parking charges. Right-of-use lease assets are also recognized on the commencement date as the total lease liability plus prepaid rents. As our leases typically do not provide an implicit rate, we use our fully collateralized incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is influenced by market interest rates, our credit rating, and lease term and as such, may differ for individual leases.
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
Information regarding lease expense, remaining lease term, discount rate, and other select lease information is presented below as of December 31, 2021 and 2020, and for the twelve months ended December 31, 2021 and 2020 (dollars in thousands):

	Twelve Months Ended December 31,
Lease Costs	2021	2020
Operating lease expense	$85,521	$86,451
Short-term lease expense	8,307	15,130
Total lease expense	$93,828	$101,581

	Twelve Months Ended December 31,
Other Lease Information	2021	2020
Operating cash outflows from operating leases	$85,244	$74,177
Right-of-use lease assets obtained in exchange for new lease liabilities(1)	52,931	95,005

	As of December 31,
Lease Term and Discount Rate	2021	2020
Weighted average remaining lease term (in years)(1)	6.4	6.8
Weighted average discount rate	3.0%	3.2%
________________________________
(1) The weighted average remaining lease term is significantly impacted by a 15-year lease related to office space in Chicago, IL, that commenced in 2018. Excluding this lease, the weighted average remaining lease term of our agreements is 4.5 years.

The maturity of lease liabilities as of December 31, 2021, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
2022	$74,600
2023	69,277
2024	48,819
2025	36,461
2026	26,678
Thereafter	86,859
Total lease payments	342,694
Less: Interest	(35,014)
Present value of lease liabilities	$307,680

NOTE 12. ALLOWANCE FOR CREDIT LOSSES
Our allowance for credit losses is computed using a number of factors including our past credit loss experience, the aging of amounts due from our customers, our customers' credit ratings, in addition to other customer specific factors. We have also considered recent trends and developments related to the current macroeconomic environment in determining our ending allowance for credit losses for both accounts receivable and contract assets. The allowance for credit losses on contract assets was not significant.
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below for the twelve months ended December 31, 2021:

Balance, December 31, 2020	$38,113
Provision	9,405
Write-offs	(5,976)
Balance, December 31, 2021	$41,542
Recoveries of amounts previously written off were not significant for the twelve months ended December 31, 2021.

NOTE 13: CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in the Stockholders’ investment on our consolidated balance sheets. The recorded balance at December 31, 2021 and 2020, was $61.1 million and $46.0 million, respectively, and is comprised solely of foreign currency adjustments, including foreign currency translation.
Other comprehensive loss was $15.1 million for the twelve months ended December 31, 2021, and consisted of foreign currency adjustments, including foreign currency translation. Other comprehensive income was $30.2 million for the twelve months ended December 31, 2020. Both periods were driven primarily by fluctuations in the Australian Dollar and Singapore Dollar.

NOTE 14: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based upon that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
The Company’s internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and the COSO criteria, we concluded that, as of December 31, 2021, the Company maintained effective internal control over financial reporting.
The Company acquired Combinex in May 2021, which was accounted for as a business combination. Management excluded Combinex from its assessment of the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2021. Combinex represented $19.3 million of the Company's total assets and contributed $37.0 million of total revenues in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. This exclusion is in accordance with the SEC’s guidance, which permits companies to omit an acquired business’s internal control over financial reporting from management’s assessment for up to one year after the date of acquisition.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s internal control over financial reporting as of December 31, 2021, and has issued a report that is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION
None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information with respect to our Board of Directors contained under the heading “Proposal One: Election of Directors,” in the Proxy Statement, is incorporated in this Form 10-K by reference. Information with respect to our executive officers is provided in Part I, Item 1 of this Form 10-K.
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, directors, and all other company employees performing similar functions. This code of ethics, which is part of our corporate compliance program, is posted on the Investors page of our website at www.chrobinson.com in the Governance Documents section under the caption “Code of Ethics.”
We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the web address specified above.

ITEM 11. EXECUTIVE COMPENSATION
The information contained under the headings or subheadings “Compensation of Directors,” “Talent and Compensation Committee Interlocks and Insider Participation,” “2021 Executive Compensation,” and “Talent and Compensation Committee Report” in the Proxy Statement is incorporated in this Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Equity Compensation Plans
Information with respect to our equity incentive compensation plan contained under the heading “Proposal Four: Approval of the C.H. Robinson Worldwide, Inc. 2022 Equity Incentive Plan,” in the Proxy Statement, is incorporated in this Form 10-K by reference.
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

PART IV
ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(1)The Company’s 2021 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.
a.Deloitte & Touche LLP (PCAOB ID No. 34)
b.Location: Minneapolis, Minnesota
(2)All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
(b)Index to Exhibits-Any document incorporated by reference is identified by a parenthetical referencing the SEC filing, which included the document. We will furnish a copy of any Exhibit at no cost to a security holder upon request.

INDEX TO EXHIBITS

Number	Description
3.1	Certificate of Incorporation of the Company (as amended on May 19, 2012, and incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 15, 2012)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2022)

4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on February 19, 2020)

4.2
Indenture, dated April 11, 2018, between C.H. Robinson Worldwide, Inc., and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K filed on April 11, 2018)

4.3
First Supplemental Indenture, dated April 11, 2018, between C.H. Robinson Worldwide, Inc., and U.S. Bank National Association, as Trustee, relating to the 4.200% Notes due 2028 (incorporated by reference to Exhibit 4.2 in the Company’s Current Report on Form 8-K filed on April 11, 2018)

4.4	Form of Global Note representing the 4.200% Notes due 2028 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 in the Company’s Current Report on Form 8-K filed on April 11, 2018)

†10.1	1997 Omnibus Stock Plan (as amended May 18, 2006) (incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A, filed on April 6, 2006)

†10.2	Amended and restated C.H. Robinson Worldwide, Inc., 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on March 29, 2019)

10.3
Note Purchase Agreement dated as of August 23, 2013, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.4
First Amendment to Note Purchase Agreement dated February 20, 2015, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.5
Second Amendment to Note Purchase Agreement dated as of November 19, 2021, by and among C.H. Robinson Worldwide, Inc., the noteholders party thereto and the guarantors party thereto (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on November 23, 2021)

10.6
Receivables Purchase Agreement, dated November 19, 2021, by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, the various conduit purchasers, committed purchasers and purchaser agents from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 23, 2021)

10.7
Receivables Sale Agreement, dated November 19, 2021, by and among C.H. Robinson, Company Inc., and the other originators from time to time party thereto, C.H. Robinson Receivables, LLC, and C.H. Robinson Worldwide, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K on November 23, 2021)

10.8
Performance Guaranty, dated November 19, 2021, made by C.H. Robinson Worldwide, Inc. ,for the benefit of Bank of America, N.A, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K on November 23, 2021)

*10.9
First Amendment to the Receivables Purchase Agreement, dated February 1, 2022 by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, and the various conduit purchasers, committed purchasers and purchaser agents, and administrative agent.

10.10
Third Omnibus Amendment to Credit Agreement dated as of November 19, 2021 by and among C.H. Robinson Worldwide, Inc., the lenders party thereto and U.S. Bank National Association, as LC issuer and administrative agent (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on November 23, 2021)

†10.11	C.H. Robinson Worldwide, Inc., 2015 Non-Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A, filed on March 27, 2015)

†10.12	2012 Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

†10.13	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.14	Form of Performance Share Award for Officers (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.15	Form of Performance Share Award for U.S. Managerial Employees (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.16	Form of Incentive Stock Option (Time-Based U.S.) Agreement (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

†10.17	Form of Key Employee Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

†10.18	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

†10.19	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

†10.20	Form of Key Employee Agreement (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

†10.21	Form of Restricted Stock Unit Award Agreement – U.S. Senior Leaders (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)

†10.22	Form of Performance Stock Unit Award (EPS) Agreement – U.S. Senior Leaders (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)

†10.23	Form of Performance Stock Unit Award (AGP) Agreement – U.S. Senior Leaders (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)

*†10.24	Form of Restricted Stock Unit Award Agreement - U.S. Senior Leaders

*†10.25	Form of Performance Stock Unit Award (EPS) Agreement - U.S. Senior Leaders

*†10.26	Form of Performance Stock Unit Award (AGP) Agreement - U.S. Senior Leaders

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*24	Powers of Attorney

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2021, 2020, and 2019, (ii) Consolidated Balance Sheets as of December 31, 2021 and 2020, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019, (iv) Consolidated Statements of Stockholders’ Investment for the years ended 2021, 2020, and 2019, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Current Report on Form 10-K formatted in Inline XBRL

*	Filed herewith
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on February 23, 2022.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Chief Legal Officer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2022.

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