Form 10-Q
period 2022-03-31
C. H. ROBINSON WORLDWIDE, INC.
filed 2022-04-29
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2022, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 127,266,157.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$242,809	$257,413
Receivables, net of allowance for credit loss of $42,465 and $41,542	4,391,512	3,963,487
Contract assets, net of allowance for credit loss	504,604	453,660
Prepaid expenses and other	140,306	129,593
Total current assets	5,279,231	4,804,153
Property and equipment, net of accumulated depreciation and amortization	139,926	139,831
Goodwill	1,488,616	1,484,754
Other intangible assets, net of accumulated amortization	84,011	89,606
Right-of-use lease assets	297,425	292,559
Deferred tax assets	129,232	124,900
Other assets	102,897	92,309
Total assets	$7,521,338	$7,028,112

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$2,001,180	$1,813,473
Outstanding checks	65,735	105,828
Accrued expenses:
Compensation	121,768	201,421
Transportation expense	385,603	342,778
Income taxes	143,656	100,265
Other accrued liabilities	182,754	171,266
Current lease liabilities	68,507	66,311
Current portion of debt	572,000	525,000
Total current liabilities	3,541,203	3,326,342

Long-term debt	1,593,756	1,393,649
Noncurrent lease liabilities	244,302	241,369
Noncurrent income taxes payable	28,617	28,390
Deferred tax liabilities	17,244	16,113
Other long-term liabilities	714	315
Total liabilities	5,425,836	5,006,178
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,204 and 179,206 shares issued, 128,011 and 129,186 outstanding	12,801	12,919
Additional paid-in capital	680,857	673,628
Retained earnings	5,134,667	4,936,861
Accumulated other comprehensive loss	(54,264)	(61,134)
Treasury stock at cost (51,193 and 50,020 shares)	(3,678,559)	(3,540,340)
Total stockholders’ investment	2,095,502	2,021,934
Total liabilities and stockholders’ investment	$7,521,338	$7,028,112
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Transportation	$6,528,351	$4,560,227
Sourcing	287,602	243,642
Total revenues	6,815,953	4,803,869
Costs and expenses:
Purchased transportation and related services	5,650,224	3,881,285
Purchased products sourced for resale	259,533	220,204
Personnel expenses	413,361	360,835
Other selling, general, and administrative expenses	147,361	118,216
Total costs and expenses	6,470,479	4,580,540
Income from operations	345,474	223,329
Interest and other income/expense, net	(14,174)	(11,260)
Income before provision for income taxes	331,300	212,069
Provision for income taxes	60,952	38,764
Net income	270,348	173,305
Other comprehensive income (loss), net of tax	6,870	(7,286)
Comprehensive income	$277,218	$166,019

Basic net income per share	$2.07	$1.29
Diluted net income per share	$2.05	$1.28

Basic weighted average shares outstanding	130,499	134,508
Dilutive effect of outstanding stock awards	1,656	1,237
Diluted weighted average shares outstanding	132,155	135,745
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2021	129,186	$12,919	$673,628	$4,936,861	$(61,134)	$(3,540,340)	$2,021,934
Net income				270,348			270,348
Foreign currency adjustments					6,870		6,870
Dividends declared, $0.55 per share				(72,542)			(72,542)
Stock issued for employee benefit plans	418	42	(17,377)			26,239	8,904
Stock-based compensation expense	—	—	24,606			—	24,606
Repurchase of common stock	(1,593)	(160)				(164,458)	(164,618)
Balance March 31, 2022	128,011	$12,801	$680,857	$5,134,667	$(54,264)	$(3,678,559)	$2,095,502

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2020	134,298	$13,430	$566,022	$4,372,833	$(45,998)	$(3,026,354)	$1,879,933
Net income				173,305			173,305
Foreign currency adjustments					(7,286)		(7,286)
Dividends declared, $0.51 per share				(69,606)			(69,606)
Stock issued for employee benefit plans	357	36	(21,805)			18,766	(3,003)
Issuance of restricted stock, net of forfeitures	(26)	(3)	3				—
Stock-based compensation expense	—	—	23,989			—	23,989
Repurchase of common stock	(1,386)	(139)				(129,006)	(129,145)
Balance March 31, 2021	133,243	$13,324	$568,209	$4,476,532	$(53,284)	$(3,136,594)	$1,868,187
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$270,348	$173,305
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	22,486	23,278
Provision for credit losses	1,672	(1,250)
Stock-based compensation	24,606	23,989
Deferred income taxes	(2,916)	3,869
Excess tax benefit on stock-based compensation	(4,965)	(7,853)
Other operating activities	42	488
Changes in operating elements, net of acquisitions:
Receivables	(424,025)	(437,862)
Contract assets	(51,439)	(43,495)
Prepaid expenses and other	(11,924)	(26,692)
Accounts payable and outstanding checks	143,980	206,237
Accrued compensation	(79,885)	(27,977)
Accrued transportation expense	42,825	24,044
Accrued income taxes	48,502	34,087
Other accrued liabilities	8,099	(1,959)
Other assets and liabilities	(1,334)	1,099
Net cash used for operating activities	(13,928)	(56,692)

INVESTING ACTIVITIES
Purchases of property and equipment	(10,046)	(5,435)
Purchases and development of software	(16,183)	(8,071)
Other investing activities	2,250	—
Net cash used for investing activities	(23,979)	(13,506)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	25,366	17,709
Stock tendered for payment of withholding taxes	(16,462)	(20,712)
Repurchase of common stock	(161,279)	(130,204)
Cash dividends	(72,855)	(70,030)
Proceeds from long-term borrowings	200,000	—
Proceeds from short-term borrowings	1,062,000	816,000
Payments on short-term borrowings	(1,015,000)	(566,000)
Net cash provided by financing activities	21,770	46,763

Effect of exchange rates on cash and cash equivalents	1,533	(2,750)
Net change in cash and cash equivalents	(14,604)	(26,185)
Cash and cash equivalents, beginning of period	257,413	243,796
Cash and cash equivalents, end of period	$242,809	$217,611
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
Consistent with SEC rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read the condensed consolidated financial statements and related notes in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2021.
RECENTLY ISSUED ACCOUNTING STANDARDS
For the three months ended March 31, 2022, there were no recently issued or newly adopted accounting pronouncements that had, or are expected to have, a material impact to our consolidated financial statements.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance, December 31, 2021	$1,196,333	$210,391	$78,030	$1,484,754
Foreign currency translation	3,323	634	(95)	3,862
Balance March 31, 2022	$1,199,656	$211,025	$77,935	$1,488,616

Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). As part of our Step Zero Analysis, we determined that more likely than not criteria had not been met, and therefore a Step One Analysis was not required as of March 31, 2022.

Identifiable intangible assets consisted of the following (in thousands):

	March 31, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$171,902	$(96,491)	$75,411	$169,308	$(88,302)	$81,006
Indefinite-lived intangibles
Trademarks	8,600	—	8,600	8,600	—	8,600
Total intangibles	$180,502	$(96,491)	$84,011	$177,908	$(88,302)	$89,606
Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Amortization expense	$6,034	$7,086
Finite-lived intangible assets, by reportable segment, as of March 31, 2022, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Remaining 2022	$6,073	$11,614	$836	$18,523
2023	8,096	12,477	1,118	21,691
2024	7,986	3,693	1,118	12,797
2025	7,857	2,372	1,118	11,347
2026	7,857	391	766	9,014
Thereafter	1,310	—	729	2,039
Total				$75,411

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
We had no Level 3 assets or liabilities as of and during the periods ended March 31, 2022 and December 31, 2021. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	March 31, 2022	December 31, 2021	Maturity	March 31, 2022	December 31, 2021
Revolving credit facility	1.34%	1.23%	October 2023	$572,000	$525,000
Senior Notes, Series A	3.97%	3.97%	August 2023	175,000	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables securitization facility (1)	0.82%	0.73%	November 2023	499,369	299,481
Senior Notes (1)	4.20%	4.20%	April 2028	594,387	594,168
Total debt				2,165,756	1,918,649
Less: Current maturities and short-term borrowing				(572,000)	(525,000)
Long-term debt				$1,593,756	$1,393,649
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
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes, Series A, Senior Notes Series B, and Senior Notes Series C (collectively the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $503.5 million on March 31, 2022. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own risk. If the Notes were recorded at fair value, they would be classified as Level 2.
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
U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On November 19, 2021, we entered into a receivables purchase agreement and related transaction documents with Bank of America, N.A. and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of our U.S. trade accounts receivable with a total availability of $500 million as of March 31, 2022. The interest rate on borrowings under the Receivables Securitization Facility is based on Bloomberg Short Term Bank Yield Index (“BSBY”) plus a margin. There is also a commitment fee we are required to pay on any unused portion of the facility. The Receivables Securitization Facility expires on November 17, 2023, unless extended by the parties and is recorded as a noncurrent liability as of March 31, 2022. The recorded amount of borrowings outstanding on the Receivables Securitization Facility approximates fair value because it can be redeemed on short notice and the interest rate floats. We consider these borrowings to be a Level 2 financial liability. Borrowings on the Receivables Securitization Facility are included within proceeds on long-term borrowings on the consolidated statement of cash flows.
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

SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes ("Senior Notes") through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $618.8 million as of March 31, 2022, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $594.4 million as of March 31, 2022.
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
In addition to the above financing agreements, we have a $15 million discretionary line of credit with US Bank of which $7.9 million is currently utilized for standby letters of credit related to insurance collateral as of March 31, 2022. These standby letters of credit are renewed annually and were undrawn as of March 31, 2022.

NOTE 5. INCOME TAXES
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate for the three months ended March 31, 2022 and 2021, is as follows:

	Three Months Ended March 31,
	2022	2021
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	1.2	2.2
Share based payment awards	(1.3)	(3.2)
Other U.S. tax credits and incentives	(1.9)	(1.1)
Foreign tax credits	(0.8)	0.4
Foreign	(0.6)	(1.7)
Other	0.8	0.7
Effective income tax rate	18.4%	18.3%

We have asserted that the unremitted earnings of a limited number of our foreign subsidiaries are permanently reinvested to support expansion of our international business. If we repatriated all foreign earnings that are considered to be permanently reinvested, the estimated effect on income taxes payable would be an increase of approximately $2.0 million as of March 31, 2022.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in response to the COVID-19 pandemic. The CARES Act allowed for a deferral of the employer share of federal payroll taxes. We have recognized a payroll deferral of $14.7 million under the CARES Act due on December 31, 2022.

As of March 31, 2022, we have $43.3 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $6.1 million in the next 12 months due to the lapsing of statutes of limitations. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2015. We are currently under an Internal Revenue Service audit for 2015, 2016 and 2017 tax years.
NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	$3,219	$3,967
Stock awards	20,063	18,948
Company expense on ESPP discount	1,324	1,074
Total stock-based compensation expense	$24,606	$23,989

On May 9, 2019, our shareholders approved an amendment and restatement of our 2013 Equity Incentive Plan (the “Plan”) to increase the number of shares authorized for award by 4,000,000 shares. The Plan allows us to grant certain stock awards, including stock options at fair market value and performance shares and restricted stock units, to our key employees and outside directors. A maximum of 17,041,803 shares can be granted under this plan following the amendment and restatement. Approximately 415,630 shares were available for stock awards under the plan as of March 31, 2022. Shares subject to awards that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the plan.

Stock Options - We have awarded stock options to certain key employees through 2020. The fair value of these options was established based on the market price on the date of grant calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates were the primary reasons for changes in the fair value. These grants are being expensed based on the terms of the awards. As of March 31, 2022, unrecognized compensation expense related to stock options was $23.3 million. The amount of future expense to be recognized will be based on the passage of time and the employees' continued employment.
Stock Awards - We have awarded performance-based restricted shares, performance-based restricted stock units (“PSUs”), and time-based restricted stock units. Nearly all of our awards contain restrictions on the awardees’ ability to sell or transfer vested awards for a specified period of time. The fair value of these awards is established based on the market price on the date of grant, discounted for any post-vesting holding restrictions. The discounts on outstanding grants with post-vesting holding restrictions varies from 12 percent to 24 percent and are calculated using the Black-Scholes option pricing model-protective put method. The duration of the restriction period to sell or transfer vested awards, changes in the measured stock price volatility and changes in interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.
Performance-based Awards
We have awarded performance-based restricted shares through 2020 to certain key employees and non-employee directors. These awards vest over a five-year period based on the company’s earnings growth. Beginning in 2021, we have awarded annually PSUs to certain key employees. These PSUs vest over a three-year period based on the company's cumulative three-year earnings per share growth and annual adjusted gross profit growth. These PSUs contain an upside opportunity of 200 percent contingent upon obtaining certain earnings per share and adjusted gross profit targets.
Time-based Awards
We award time-based restricted stock units to certain key employees and non-employee directors. Time-based awards granted through 2020 vest over a five-year period. Beginning in 2021, we have granted annually time-based awards that vest over a three-year period. These awards vest primarily based on the passage of time and the employee’s continued employment. These grants are being expensed based on the terms of the awards.
We granted 330,072 PSUs and 634,118 time-based restricted stock units on February 9, 2022. The performance-based and time-based awards had a weighted average grant date fair value of $76.74 and $74.67, respectively. Time-based awards are eligible to vest over a three-year period with a first vesting date of December 31, 2022.
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
As of March 31, 2022, there was unrecognized compensation expense of $168.0 million related to previously granted stock awards assuming maximum achievement is obtained on our performance-based awards. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings and adjusted gross profit growth, and certain other conditions.
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

Three Months Ended March 31, 2022
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
81,951	$7,503	$1,324

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
NOTE 8. ACQUISITIONS
Combinex Holding B.V.
On June 3, 2021, we acquired all of the outstanding shares of Combinex to strengthen our European road transportation presence. Total purchase consideration, net of cash acquired was $14.7 million, which was paid in cash.
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

Reportable segment information as of, and for the three months ended March 31, 2022 and 2021, is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended March 31, 2022
Total revenues	$4,114,889	$2,194,397	$506,667	$6,815,953
Income (loss) from operations	182,354	167,638	(4,518)	345,474
Depreciation and amortization	6,239	5,555	10,692	22,486
Total assets(1)	3,701,164	2,940,486	879,688	7,521,338
Average headcount	7,348	5,610	4,300	17,258

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended March 31, 2021
Total revenues	$3,211,423	$1,156,039	$436,407	$4,803,869
Income (loss) from operations	136,784	90,589	(4,044)	223,329
Depreciation and amortization	6,625	5,649	11,004	23,278
Total assets(1)	3,218,084	1,582,967	795,572	5,596,623
Average headcount	6,537	4,735	3,725	14,997
_________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.

NOTE 10. REVENUE FROM CONTRACTS WITH CUSTOMERS

A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$4,114,889	$2,194,397	$219,065	$6,528,351
Sourcing(2)	—	—	287,602	287,602
Total	$4,114,889	$2,194,397	$506,667	$6,815,953

	Three Months Ended March 31, 2021
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$3,211,423	$1,156,039	$192,765	$4,560,227
Sourcing(2)	—	—	243,642	243,642
Total	$3,211,423	$1,156,039	$436,407	$4,803,869
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration and amounts are not due from our customer prior to the completion of our performance obligation and as such contract liabilities, as of March 31, 2022, and revenue recognized in the three months ended March 31, 2022 and 2021 resulting from contract liabilities, were not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon shipments in-transit at period end.

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

We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of March 31, 2022.

Information regarding lease expense, remaining lease term, discount rate, and other select lease information is presented below as of March 31, 2022, and for the three months ended March 31, 2022 (dollars in thousands):

	Three Months Ended March 31,
Lease Costs	2022	2021
Operating lease expense	$21,645	$21,562
Short-term lease expense	2,460	1,601
Total lease expense	$24,105	$23,163

	Three Months Ended March 31,
Other Lease Information	2022	2021
Operating cash flows from operating leases	$21,381	$21,114
Right-of-use lease assets obtained in exchange for new lease liabilities	23,646	15,253

Lease Term and Discount Rate	As of March 31, 2022
Weighted average remaining lease term (in years)(1)	6.2
Weighted average discount rate	2.9%
____________________________________________
(1) The weighted average remaining lease term is significantly impacted by a 15-year lease related to office space in Chicago, IL, that commenced in 2018. Excluding this lease, the weighted average remaining lease term of our agreements is 4.4 years.

The maturities of lease liabilities as of March 31, 2022, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2022	$56,877
2023	76,550
2024	55,069
2025	39,236
2026	29,482
Thereafter	89,438
Total lease payments	346,652
Less: Interest	(33,843)
Present value of lease liabilities	$312,809
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
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below for the three months ended March 31, 2022:

Balance, December 31, 2021	$41,542
Provision	1,177
Write-offs	(254)
Balance, March 31, 2022	$42,465

Recoveries of amounts previously written off were not significant for the three months ended March 31, 2022.
NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' investment on our condensed consolidated balance sheets. The recorded balance on March 31, 2022 and December 31, 2021, was $54.3 million and $61.1 million, respectively. The recorded balance on March 31, 2022 and December 31, 2021 is comprised solely of foreign currency adjustments, including foreign currency translation.
Other comprehensive income was $6.9 million compared to other comprehensive loss of $7.3 million for the three months ended March 31, 2022 and 2021, respectively. Other comprehensive income and loss consisted of foreign currency adjustments, including foreign currency translation, for the three months ended March 31, 2022 and 2021. Both periods were driven primarily by fluctuations in the Australian Dollar and the Singapore Dollar.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes.
FORWARD-LOOKING INFORMATION
Our quarterly report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions or dispositions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include, but are not limited to, changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; fuel price increases or decreases, or fuel shortages; competition and growth rates within the global logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; risks associated with significant disruptions in the transportation industry; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; risks with reliance on technology to operate our business; cyber-security related risks; risks associated with operations outside of the United States; our ability to identify or complete suitable acquisitions; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with the potential impact of changes in government regulations; our ability to hire and retain a sufficient number of qualified personnel; risks associated with the changes to income tax regulations; risks associated with the produce industry, including food safety and contamination issues; the impact of war on the economy; changes to our capital structure; changes due to catastrophic events including pandemics such as COVID-19, and other risks and uncertainties, detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022 as well as the updates to these risk factors included in Part II—“Item 1A, Risk Factors,” herein.
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

	Three Months Ended March 31,
	2022		2021
Revenues:
Transportation	$6,528,351		$4,560,227
Sourcing	287,602		243,642
Total revenues	6,815,953		4,803,869
Costs and expenses:
Purchased transportation and related services	5,650,224		3,881,285
Purchased products sourced for resale	259,533		220,204
Direct internally developed software amortization	5,734		4,647
Total direct costs	5,915,491		4,106,136
Gross profit / Gross profit margin	900,462	13.2%	697,733	14.5%
Plus: Direct internally developed software amortization	5,734		4,647
Adjusted gross profit / Adjusted gross profit margin	$906,196	13.3%	$702,380	14.6%

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

	Three Months Ended March 31,
	2022	2021

Total revenues	$6,815,953	$4,803,869
Operating income	345,474	223,329
Operating margin	5.1%	4.6%

Adjusted gross profit	$906,196	$702,380
Operating income	345,474	223,329
Adjusted operating margin	38.1%	31.8%

MARKET TRENDS
The North American surface transportation market continues to be impacted by tight carrier capacity although the market did start to soften within the first quarter of 2022. While driver availability challenges and supply chain disruptions caused by port congestion have continued, the market has started to show signs of improvement. Moderating demand combined with capacity entering the market has resulted in purchased transportation costs declining near the end of the first quarter of 2022. Despite these declines, purchased transportation costs continue to be well above historic levels and above those in the first quarter of 2021. Industry freight volumes, as measured by the Cass Freight Index, were flat during the first quarter of 2022 compared to the first quarter of 2021. This compares to a 7.5 percent increase for the same index during the first quarter of 2021. One of the metrics we use to measure market conditions is the truckload routing guide depth from our Managed Services business. Routing guide depth represents the number of carriers contacted prior to acceptance when procuring a transportation provider. The average routing guide depth of tender in the first quarter of 2022 was 1.7, representing that on average, the first or second carrier in a shipper's routing guide was executing the shipment in most cases. This average routing guide penetration was consistent with all of 2021. Within the first quarter of 2022, this metric declined and reached 1.5 by the end of the quarter as more capacity entered the market and demand began to soften resulting in first tender rates climbing across the industry.
The global forwarding market continues to be significantly impacted by supply chain disruptions caused by ongoing port congestion along with transportation equipment shortages. While port congestion remains challenging in the western United States, conditions showed signs of improvement in the first quarter of 2022, as more freight continues to be diverted to the southern and eastern United States. In addition, continued pandemic related shutdowns and the regional relocation of manufacturing in Asia have also resulted in shifts in the global supply chain and an easing of demand for ocean freight out of China. Demand in the air freight market showed signs of slowing in the first quarter of 2022 but remain above historic levels. Air freight conversions back to ocean freight have increased with more shippers seeking lower supply chain costs by tolerating the longer duration of ocean freight transit. Air freight capacity remains strained by a reduction of commercial flights since the beginning of the COVID-19 pandemic, although the softening of demand has resulted in a decreased frequency of charter flights.
BUSINESS TRENDS
Our first quarter of 2022 surface transportation results benefited from the softening market conditions, as periods where the cost of purchased transportation begins to decline often result in improved adjusted gross profits per transaction in our portfolio. Industry freight volumes as measured by the Cass Freight Index were flat in the first quarter of 2022 compared to the first quarter of 2021. Industry freight volumes increased approximately 7.5 percent during the first quarter of 2021. Our combined NAST truckload and less than truckload ("LTL") volume increased 1.0 percent during the first quarter of 2022 compared to a 5.5 percent increase during the first quarter of 2021. We have continued to reprice our contractual truckload business to reflect the elevated cost environment and participate to a greater extent in the spot market. As a result of our repricing efforts and the impact of the softening market conditions, our adjusted gross profit per shipment increased and the percentage of shipments with negative adjusted gross profit margins improved significantly in the first quarter of 2022. Our average truckload linehaul cost per mile, excluding fuel costs, increased 21.0 percent during the first quarter of 2022. Our average truckload linehaul rate charged to our customers, excluding fuel surcharges, increased approximately 20.5 percent during the first quarter of 2022.
In our global forwarding business, we continued to experience significant increases in purchased transportation costs for both ocean and air freight due to port congestion in addition to the equipment and labor shortages impacting the global forwarding market. This along with increased volumes has resulted in strong growth in both total revenue and cost of transportation for our ocean and air freight services. Ocean volumes increased 7.0 percent with strong growth in North America and Europe more than offsetting a modest decline in Asia resulting from pandemic-related shutdowns in China. Air freight tonnage increased 10.0 percent with strong growth in all regions we serve.
On June 3, 2021, we acquired Combinex Holding B.V. (“Combinex”) to further expand our European road transportation presence. Our consolidated results include the results of Combinex as of June 3, 2021.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select first quarter 2022 year-over-year operating comparisons to the first quarter 2021:
•Total revenues increased 41.9 percent to $6.8 billion, driven primarily by higher pricing and higher volume across most of our services.
•Gross profits increased 29.1 percent to $900.5 million. Adjusted gross profits increased 29.0 percent to $906.2 million, primarily due to higher adjusted gross profit per transaction and higher volume across most of our services.

•Personnel expenses increased 14.6 percent to $413.4 million, primarily due to higher headcount. Average headcount increased 15.1 percent.
•Other selling, general, and administrative (“SG&A”) expenses increased 24.7 percent to $147.4 million, primarily due to higher purchased and contracted services, a non-recurring legal expense, and increased travel expenses.
•Income from operations totaled $345.5 million, up 54.7 percent due to the increase in adjusted gross profits, partially offset by the increase in operating expenses.
•Adjusted operating margin of 38.1 percent increased 630 basis points.
•Interest and other income/expenses totaled $14.2 million, consisting primarily of $14.5 million of interest expense, which increased $2.3 million versus last year due to a higher average debt balance.
•The effective tax rate in the quarter was 18.4 percent compared to 18.3 percent in the first quarter last year.
•Diluted earnings per share (EPS) increased 60.2 percent to $2.05.
•Cash flow from operations improved $42.8 million.
CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021	% change
Revenues:
Transportation	$6,528,351	$4,560,227	43.2%
Sourcing	287,602	243,642	18.0%
Total revenues	6,815,953	4,803,869	41.9%
Costs and expenses:
Purchased transportation and related services	5,650,224	3,881,285	45.6%
Purchased products sourced for resale	259,533	220,204	17.9%
Personnel expenses	413,361	360,835	14.6%
Other selling, general, and administrative expenses	147,361	118,216	24.7%
Total costs and expenses	6,470,479	4,580,540	41.3%
Income from operations	345,474	223,329	54.7%
Interest and other income/expense, net	(14,174)	(11,260)	25.9%
Income before provision for income taxes	331,300	212,069	56.2%
Provision for income taxes	60,952	38,764	57.2%
Net income	$270,348	$173,305	56.0%

Diluted net income per share	$2.05	$1.28	60.2%

Average headcount	17,258	14,997	15.1%

Adjusted gross profit margin percentage(1)
Transportation	13.5%	14.9%	(140 bps)
Sourcing	9.8%	9.6%	20 bps
Total adjusted gross profit margin	13.3%	14.6%	(130 bps)
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.

A reconciliation of our reportable segments to our consolidated results can be found in Note 9, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.

Consolidated Results of Operations—Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Total revenues and direct costs. Total transportation revenues and purchased transportation and related services increased significantly, primarily due to higher pricing in ocean and truckload, in addition to increased volumes most notably in truckload and ocean services. The higher pricing was driven by the continued supply chain disruptions impacting both global forwarding and surface transportation markets discussed above in the market and business trends sections. Our sourcing total revenue and purchased products sourced for resale increased as a result of higher cost and pricing per case and increased case volume across all customer verticals.
Gross profits and adjusted gross profits. Our transportation adjusted gross profits increased due to increased pricing in ocean, truckload and LTL services resulting in higher adjusted gross profits per transaction in addition to volume increases in truckload and ocean services. Our transportation adjusted gross profit margin decreased driven by the increased cost of purchased transportation in all of our service lines. Sourcing adjusted gross profits increased driven by an increase in case volume across all customer verticals.
Operating expenses. Personnel expenses increased primarily due to an increase in salaries and incentive compensation driven by an increase in average headcount. SG&A expenses increased due to increased purchased services including temporary labor in addition to higher claims and credit losses, warehouse and travel expense.
Interest and other income/expense. Interest and other income/expense primarily consisted of interest expense of $14.5 million in the first quarter of 2022 and a $1.5 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses. Interest expense increased driven by a higher average debt balance in the first quarter of 2022 compared to the first quarter of 2021. The first quarter of 2021 included a $2.9 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses.
Provision for income taxes. Our effective income tax rate was 18.4 percent for the first quarter of 2022 compared to 18.3 percent for the first quarter of 2021. The effective income tax rate for the first quarter of 2022 was lower than the statutory federal income tax rate primarily due to the tax impact of U.S. tax credits and incentives, which reduced the effective tax rate by 1.9 percentage points, and the tax impact of share-based payment awards, which reduced the effective tax rate by 1.3 percentage points. These impacts were partially offset by the impact of our estimated annual effective tax rate on the first quarter of 2022. The effective income tax rate for the first quarter of 2021 was lower than the statutory federal income tax rate primarily due to the tax impact of share-based payment awards, which reduced the effective tax rate by 3.2 percentage points. Taxes on foreign earnings also contributed to a lower federal income tax rate, reducing our effective tax rate in the first quarter of 2021 by 1.7 percentage points. These impacts were partially offset by state income tax expense, which increased the effective income tax rate.

NAST Segment Results of Operations

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	% change
Total revenues	$4,114,889	$3,211,423	28.1%
Costs and expenses:
Purchased transportation and related services	3,608,789	2,790,315	29.3%
Personnel expenses	200,802	183,929	9.2%
Other selling, general, and administrative expenses	122,944	100,395	22.5%
Total costs and expenses	3,932,535	3,074,639	27.9%
Income from operations	$182,354	$136,784	33.3%

	Three Months Ended March 31,
	2022	2021	% change
Average headcount	7,348	6,537	12.4%
Service line volume statistics
Truckload			4.0%
LTL			(1.0)%

Adjusted gross profits(1)
Truckload	$334,910	$280,304	19.5%
LTL	150,742	120,117	25.5%
Other	20,448	20,687	(1.2)%
Total adjusted gross profits	$506,100	$421,108	20.2%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021
Total revenues and direct costs. NAST total revenues increased primarily due to higher truckload and LTL pricing and an increase in truckload volumes. Truckload pricing has remained at historic levels during the first quarter of 2022 due to tight carrier capacity caused by driver availability challenges and the supply chain disruptions facing the industry, as discussed above in the market trends section. Despite remaining well above historic levels, we did start to see truckload purchased transportation costs and pricing decline within the first quarter of 2022 driven by moderating demand and capacity entering the market. Total purchased transportation and related services increased, due to higher average truckload linehaul costs per mile and, to a lesser extent, higher purchased transportation costs per transaction in LTL services and volume increases in truckload services.
Gross profits and adjusted gross profits. NAST truckload adjusted gross profits increased due primarily to increased pricing resulting in higher adjusted gross profits per transaction, in addition to an increase in volume. The increased adjusted gross profit per transaction in truckload was the result of the continued progress repricing our contractual truckload business to reflect the elevated cost environment and the impact of softening market conditions, as our percentage of shipments with a negative adjusted gross profit margin decreased significantly in the first quarter of 2022. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, increased approximately 20.5 percent in the first quarter of 2022 compared to the first quarter of 2021. Our truckload transportation costs, excluding fuel surcharges, increased approximately 21.0 percent. NAST LTL adjusted gross profits increased due to higher adjusted gross profits per transaction resulting from higher pricing.
Operating expenses. NAST personnel expenses increased primarily due to an increase in salaries and incentive compensation driven by an increase in average headcount. NAST SG&A expenses increased due to increased investments in technology, a non-recurring legal expense, and increased expenditures for purchased services including temporary labor. The operating expenses of NAST and all other segments include allocated corporate expenses. Allocated personnel expenses consist primarily of stock-based compensation allocated based upon segment participation levels in our equity plans. Remaining corporate allocations, including corporate functions and technology related expenses, are primarily included within each segment’s other selling and administrative expenses and allocated based upon relevant segment operating metrics.

Global Forwarding Segment Results of Operations

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	% change
Total revenues	$2,194,397	$1,156,039	89.8%
Costs and expenses:
Purchased transportation and related services	1,872,549	941,739	98.8%
Personnel expenses	101,276	81,009	25.0%
Other selling, general, and administrative expenses	52,934	42,702	24.0%
Total costs and expenses	2,026,759	1,065,450	90.2%
Income from operations	$167,638	$90,589	85.1%

	Three Months Ended March 31,
	2022	2021	% change
Average headcount	5,610	4,735	18.5%
Service line volume statistics
Ocean			7.0%
Air(1)			10.0%
Customs			5.0%

Adjusted gross profits(2)
Ocean	$221,401	$135,396	63.5%
Air	60,567	45,247	33.9%
Customs	27,495	24,223	13.5%
Other	12,385	9,434	31.3%
Total adjusted gross profits	$321,848	$214,300	50.2%
________________________________
(1) Beginning in the second quarter of 2021, reported air volumes represent metric tons shipped. Previously reported statistics were based on transactional volumes and have been restated to conform with the current period presentation.
(2) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021
Total revenues and direct costs. Global Forwarding total revenues and direct costs increased due to higher pricing and volumes in our ocean services and, to a lesser extent, higher pricing and increased tonnage in air freight. The higher ocean and air freight pricing and costs were driven by the continued supply chain disruptions impacting the global forwarding market discussed above in the market and business trends section. Ocean volumes increased due to strong growth in North America and Europe more than offsetting a modest decline in Asia resulting from pandemic related shutdowns in China. Air freight tonnage increased due to strong growth in all regions we serve.
Gross profits and adjusted gross profits. Ocean and air freight transportation adjusted gross profits increased due to higher pricing resulting in higher adjusted gross profits per transaction, in addition to an increase in volumes. Customs adjusted gross profits increased due to an increase in transaction volume and a higher mix of value-added services.
Operating expenses. Personnel expenses increased primarily due to an increase in salaries and incentive compensation driven by an increase in average headcount. SG&A expenses increased due to increased investments in technology and increased purchased services including temporary labor.

All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	% change
Total revenues	$506,667	$436,407	16.1%
Income from operations	(4,518)	(4,044)	N/M

Adjusted gross profits(1)
Robinson Fresh	30,505	24,948	22.3%
Managed Services	28,082	25,556	9.9%
Other Surface Transportation	19,661	16,468	19.4%
Total adjusted gross profits	$78,248	$66,972	16.8%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021
Total revenues and direct costs. Robinson Fresh total revenues increased due to higher pricing per case and increased case volume across all customer verticals. In addition, total revenues in Other Surface Transportation increased due to higher truckload pricing and volumes.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased due to an increase in case volume across all customer verticals. Managed Services adjusted gross profits increased due to an increase in freight under management, which was driven by growth with new and existing customers. Other Surface Transportation adjusted gross profits increased as a result of higher adjusted gross profits per transaction.
LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (dollars in thousands):

Description	Carrying Value as of March 31, 2022	Borrowing Capacity	Maturity
Revolving credit facility	$572,000	$1,000,000	October 2023
Senior Notes, Series A	175,000	175,000	August 2023
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables securitization facility (1)	499,369	500,000	November 2023
Senior Notes (1)	594,387	600,000	April 2028
Total debt	$2,165,756	$2,600,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.

We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases.
Cash and cash equivalents totaled $242.8 million as of March 31, 2022 and $257.4 million as of December 31, 2021. Cash and cash equivalents held outside the United States totaled $226.5 million as of March 31, 2022 and $217.1 million as of December 31, 2021.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.

The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	% change
Sources (uses) of cash:
Cash used for operating activities	$(13,928)	$(56,692)	(75.4)%

Capital expenditures	(26,229)	(13,506)
Other investing activities	2,250	—
Cash used for investing activities	(23,979)	(13,506)	77.5%

Repurchase of common stock	(161,279)	(130,204)
Cash dividends	(72,855)	(70,030)
Net borrowings on debt	247,000	250,000
Other financing activities	8,904	(3,003)
Cash provided by (used for) financing activities	21,770	46,763	(53.4)%
Effect of exchange rates on cash and cash equivalents	1,533	(2,750)
Net change in cash and cash equivalents	$(14,604)	$(26,185)
Cash flow from operating activities. Cash flow used for operating activities improved in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to increased net income, partially offset by unfavorable changes in working capital. The unfavorable changes in working capital were primarily related to a sequential increase in accounts receivable and contract assets partially offset by an increase in accounts payable and accrued transportation expense. Both increases were driven by a sequential increase in pricing and volumes in nearly all services, most notably in global forwarding, during the first quarter of 2022. The increase in accounts receivable was driven by our global forwarding business where our days sales outstanding ratio is approximately double that of our NAST business. Despite the increase in accounts receivable, we are not experiencing a deterioration in the quality of our accounts receivables balance, and the results of the three months ended March 31, 2022 include sequential and year-over-year improvements in the percent of accounts receivable that are past due. Additionally, given the elevated price and cost environment resulting in an increasing accounts receivable balance, we are closely monitoring credit and collections activities to minimize risk as well as working with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.
Cash used for investing activities. Capital expenditures consisted primarily of investments in software, which are intended to increase employee productivity, automate interactions with our customers and contracted carriers, and improve our internal workflows to help expand our adjusted operating margins and grow the business.
Subsequent to March 31, 2022, we sold an office building in Kansas City, Missouri, for a sales price of $55 million and expect to recognize a gain of approximately $25 million on the sale of the building in the three months ending June 30, 2022. We simultaneously entered into an agreement to lease the office building for 10 years.
Cash used for financing activities. Net borrowings on debt in the three months ended March 31, 2022 and the three months ended March 31, 2021 were to fund working capital needs and share repurchases. The increase in cash used for share repurchases was due to an increase in the number of shares repurchased and a higher average price per share during the three months ended March 31, 2022. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions. Over the long term, we remain committed to our quarterly dividend and share repurchases to enhance shareholder value. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We may seek to retire or purchase our outstanding Senior Notes through open market cash purchases, privately negotiated transactions or otherwise.
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
As of March 31, 2022, we were in compliance with all of the covenants under the Credit Agreement, Note Purchase Agreement, and Senior Notes, and the Receivables Securitization.

Recently Issued Accounting Pronouncements
Refer to Note 1, Basis of Presentation, contained in this quarterly report and in the company's 2021 Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the company's 2021 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of March 31, 2022, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the company’s 2021 Annual Report on Form 10-K for a discussion on the company’s market risk. As of March 31, 2022, there were no material changes in market risk from those disclosed in the company’s 2021 Annual Report on Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
(b) Changes in internal controls over financial reporting.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors disclosed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about company purchases of common stock during the quarter ended March 31, 2022:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
January 2022	484,690	$106.67	476,218	21,159,170
February 2022	376,050	91.23	205,388	20,953,782
March 2022	913,093	104.12	909,837	20,043,945
First Quarter 2022	1,773,833	$102.08	1,591,443	20,043,945
________________________________
(1) The total number of shares purchased based on trade date includes: (i) 1,591,443 shares of common stock purchased under the authorization described below; and (ii) 182,390 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(2) In December 2021, the Board of Directors increased the number of shares authorized for repurchase by 20,000,000 shares. As of March 31, 2022, there were 20,043,945 shares remaining for future repurchases. Repurchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this report:

10.1
First Amendment to the Receivables Purchase Agreement, dated February 1, 2022 by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, and the various conduit purchasers, committed purchasers and purchaser agents, and administrative agent (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on February 23, 2022).

10.2+
Cooperation Agreement, dated February 28, 2022, by and among C.H. Robinson Worldwide, Inc., Ancora Catalyst Institutional, LP, Pacific Point Wealth Management LLC and the other entities and natural persons party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 28, 2022).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended March 31, 2022 formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the company for the period ended March 31, 2022 formatted in Inline XBRL (embedded within the Inline XBRL document)
+ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S_K. The Company agrees to furnish supplementary a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission (the “SEC”) upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2022.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Robert C. Biesterfeld, Jr.
Robert C. Biesterfeld, Jr.
Chief Executive Officer

By:	/s/ Michael P. Zechmeister
Michael P. Zechmeister
Chief Financial Officer