Form 10-Q
period 2022-06-30
C. H. ROBINSON WORLDWIDE, INC.
filed 2022-07-29
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From         to

Commission File Number: 000-23189

C.H. ROBINSON WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1883630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14701 Charlson Road
Eden Prairie, MN 55347
(Address of principal executive offices, including zip code)

952-937-8500
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value	CHRW	Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2022, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 123,883,299.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$238,925	$257,413
Receivables, net of allowance for credit loss of $37,518 and $41,542	4,302,321	3,963,487
Contract assets, net of allowance for credit loss	518,752	453,660
Prepaid expenses and other	108,258	129,593
Total current assets	5,168,256	4,804,153
Property and equipment, net of accumulated depreciation and amortization	155,829	139,831
Goodwill	1,472,855	1,484,754
Other intangible assets, net of accumulated amortization	75,789	89,606
Right-of-use lease assets	338,223	292,559
Deferred tax assets	134,404	124,900
Other assets	112,083	92,309
Total assets	$7,457,439	$7,028,112

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,872,497	$1,813,473
Outstanding checks	54,360	105,828
Accrued expenses:
Compensation	190,428	201,421
Transportation expense	405,284	342,778
Income taxes	38,850	100,265
Other accrued liabilities	177,645	171,266
Current lease liabilities	72,686	66,311
Current portion of debt	674,000	525,000
Total current liabilities	3,485,750	3,326,342

Long-term debt	1,594,055	1,393,649
Noncurrent lease liabilities	281,319	241,369
Noncurrent income taxes payable	26,291	28,390
Deferred tax liabilities	16,521	16,113
Other long-term liabilities	1,088	315
Total liabilities	5,405,024	5,006,178
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,204 and 179,206 shares issued, 125,116 and 129,186 outstanding	12,512	12,919
Additional paid-in capital	709,163	673,628
Retained earnings	5,411,346	4,936,861
Accumulated other comprehensive loss	(87,860)	(61,134)
Treasury stock at cost (54,088 and 50,020 shares)	(3,992,746)	(3,540,340)
Total stockholders’ investment	2,052,415	2,021,934
Total liabilities and stockholders’ investment	$7,457,439	$7,028,112
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Transportation	$6,465,642	$5,240,448	$12,993,993	$9,800,675
Sourcing	332,833	292,278	620,435	535,920
Total revenues	6,798,475	5,532,726	13,614,428	10,336,595
Costs and expenses:
Purchased transportation and related services	5,466,874	4,519,305	11,117,098	8,400,590
Purchased products sourced for resale	299,988	264,245	559,521	484,449
Personnel expenses	444,764	362,901	858,125	723,736
Other selling, general, and administrative expenses	117,184	125,671	264,545	243,887
Total costs and expenses	6,328,810	5,272,122	12,799,289	9,852,662
Income from operations	469,665	260,604	815,139	483,933
Interest and other income/expense, net	(27,395)	(13,497)	(41,569)	(24,757)
Income before provision for income taxes	442,270	247,107	773,570	459,176
Provision for income taxes	94,085	53,318	155,037	92,082
Net income	348,185	193,789	618,533	367,094
Other comprehensive loss, net of tax	(33,596)	(162)	(26,726)	(7,448)
Comprehensive income	$314,589	$193,627	$591,807	$359,646

Basic net income per share	$2.71	$1.45	$4.78	$2.74
Diluted net income per share	$2.67	$1.44	$4.71	$2.71

Basic weighted average shares outstanding	128,405	133,275	129,447	133,888
Dilutive effect of outstanding stock awards	1,933	1,581	1,771	1,388
Diluted weighted average shares outstanding	130,338	134,856	131,218	135,276
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2021	129,186	$12,919	$673,628	$4,936,861	$(61,134)	$(3,540,340)	$2,021,934
Net income				270,348			270,348
Foreign currency adjustments					6,870		6,870
Dividends declared, $0.55 per share				(72,542)			(72,542)
Stock issued for employee benefit plans	418	42	(17,377)			26,239	8,904
Stock-based compensation expense	—	—	24,606			—	24,606
Repurchase of common stock	(1,593)	(160)				(164,458)	(164,618)
Balance March 31, 2022	128,011	$12,801	$680,857	$5,134,667	$(54,264)	$(3,678,559)	$2,095,502
Net income				348,185			348,185
Foreign currency adjustments					(33,596)		(33,596)
Dividends declared, $0.55 per share				(71,506)			(71,506)
Stock issued for employee benefit plans	316	31	377			20,478	20,886
Stock-based compensation expense	—	—	27,929			—	27,929
Repurchase of common stock	(3,211)	(320)				(334,665)	(334,985)
Balance June 30, 2022	125,116	$12,512	$709,163	$5,411,346	$(87,860)	$(3,992,746)	$2,052,415

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2020	134,298	$13,430	$566,022	$4,372,833	$(45,998)	$(3,026,354)	$1,879,933
Net income				173,305			173,305
Foreign currency adjustments					(7,286)		(7,286)
Dividends declared, $0.51 per share				(69,606)			(69,606)
Stock issued for employee benefit plans	357	36	(21,805)			18,766	(3,003)
Issuance of restricted stock, net of forfeitures	(26)	(3)	3				—
Stock-based compensation expense	—	—	23,989			—	23,989
Repurchase of common stock	(1,386)	(139)				(129,006)	(129,145)
Balance March 31, 2021	133,243	$13,324	$568,209	$4,476,532	$(53,284)	$(3,136,594)	$1,868,187
Net income				193,789			193,789
Foreign currency adjustments					(162)		(162)
Dividends declared, $0.51 per share				(69,094)			(69,094)
Stock issued for employee benefit plans	250	25	418			16,151	16,594
Stock-based compensation expense	—	—	29,161			—	29,161
Repurchase of common stock	(1,358)	(136)				(132,169)	(132,305)
Balance June 30, 2021	132,135	$13,213	$597,788	$4,601,227	$(53,446)	$(3,252,612)	$1,906,170
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$618,533	$367,094
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	45,748	46,215
Provision for credit losses	(2,142)	(36)
Stock-based compensation	52,535	53,150
Deferred income taxes	(5,844)	(2,474)
Excess tax benefit on stock-based compensation	(7,553)	(9,367)
Other operating activities	(26,356)	933
Changes in operating elements, net of acquisitions:
Receivables	(378,641)	(717,340)
Contract assets	(65,362)	(96,154)
Prepaid expenses and other	(14,170)	(38,971)
Accounts payable and outstanding checks	37,207	406,875
Accrued compensation	(9,673)	12,115
Accrued transportation expense	62,506	73,167
Accrued income taxes	(54,964)	(4,431)
Other accrued liabilities	1,391	210
Other assets and liabilities	(1,886)	1,612
Net cash provided by operating activities	251,329	92,598

INVESTING ACTIVITIES
Purchases of property and equipment	(36,781)	(12,856)
Purchases and development of software	(32,622)	(16,981)
Acquisitions, net of cash acquired	—	(14,749)
Other investing activities	63,208	—
Net cash used for investing activities	(6,195)	(44,586)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	53,574	36,674
Stock tendered for payment of withholding taxes	(23,784)	(23,083)
Repurchase of common stock	(490,699)	(262,904)
Cash dividends	(145,268)	(139,756)
Proceeds from long-term borrowings	200,000	—
Proceeds from short-term borrowings	2,735,000	1,661,000
Payments on short-term borrowings	(2,586,000)	(1,390,038)
Net cash used for financing activities	(257,177)	(118,107)

Effect of exchange rates on cash and cash equivalents	(6,445)	(898)
Net change in cash and cash equivalents	(18,488)	(70,993)
Cash and cash equivalents, beginning of period	257,413	243,796
Cash and cash equivalents, end of period	$238,925	$172,803
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
PROPERTY AND EQUIPMENT
During the second quarter, we sold an office building in Kansas City, Missouri, that had been previously classified as held-for-sale assets, for a sales price of $55 million and recognized a gain of $23.5 million on the sale of the building in the three months ended June 30, 2022. We simultaneously entered into an agreement to lease the office building for 10 years.
RECENTLY ISSUED ACCOUNTING STANDARDS
For the three months ended June 30, 2022, there were no recently issued or newly adopted accounting pronouncements that had, or are expected to have, a material impact to our consolidated financial statements.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance, December 31, 2021	$1,196,333	$210,391	$78,030	$1,484,754
Foreign currency translation	(7,319)	(2,907)	(1,673)	(11,899)
Balance, June 30, 2022	$1,189,014	$207,484	$76,357	$1,472,855

Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). As part of our Step Zero Analysis, we determined that more likely than not criteria had not been met, and therefore a Step One Analysis was not required as of June 30, 2022.

Identifiable intangible assets consisted of the following (in thousands):

	June 30, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$163,580	$(96,391)	$67,189	$169,308	$(88,302)	$81,006
Indefinite-lived intangibles
Trademarks	8,600	—	8,600	8,600	—	8,600
Total intangibles	$172,180	$(96,391)	$75,789	$177,908	$(88,302)	$89,606
Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization expense	$5,957	$6,200	$11,991	$13,286
Finite-lived intangible assets, by reportable segment, as of June 30, 2022, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Remaining 2022	$4,048	$7,107	$529	$11,684
2023	8,096	11,685	1,058	20,839
2024	7,990	3,521	1,058	12,569
2025	7,857	2,606	1,058	11,521
2026	7,857	—	723	8,580
Thereafter	1,310	—	686	1,996
Total				$67,189

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
We had no Level 3 assets or liabilities as of and during the periods ended June 30, 2022 and December 31, 2021. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	June 30, 2022	December 31, 2021	Maturity	June 30, 2022	December 31, 2021
Revolving credit facility	2.82%	1.23%	October 2023	$174,000	$525,000
364-day revolving credit facility	2.03%	—	May 2023	500,000	—
Senior Notes, Series A	3.97%	3.97%	August 2023	175,000	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables securitization facility (1)	2.26%	0.73%	November 2023	499,448	299,481
Senior Notes (1)	4.20%	4.20%	April 2028	594,607	594,168
Total debt				2,268,055	1,918,649
Less: Current maturities and short-term borrowing				(674,000)	(525,000)
Long-term debt				$1,594,055	$1,393,649
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
364-DAY UNSECURED REVOLVING CREDIT FACILITY
On May 6, 2022, we entered into an unsecured revolving credit facility (the “364-day Credit Agreement”) with a total availability of $500 million and a maturity date of May 5, 2023. Borrowings under the 364-day Credit Agreement generally bear interest at an alternate base rate plus a margin or a term SOFR-based rate plus a margin of 0.625 percent to 1.25 percent. The alternate base rate is determined by a pricing schedule (which is the highest of (a) 0 percent, (b) U.S. Bank’s prime rate, (c) the federal funds effective rate plus 0.50 percent, or (d) a term SOFR-based rate plus 1.00 percent). In addition, there is a commitment fee on the aggregate unused commitments under the 364-day Credit Agreement ranging from 0.05 percent to 0.175 percent per annum. The recorded amount of borrowings outstanding, if any, approximates fair value because of the short maturity period of the debt.
The 364-day Credit Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including an initial maximum leverage ratio of 3.00 to 1.00. The 364-day Credit Agreement also contains customary events of default.

NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes, Series A, Senior Notes Series B, and Senior Notes Series C (collectively, the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $477.9 million on June 30, 2022. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering our own risk. If the Notes were recorded at fair value, they would be classified as Level 2.
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
U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On November 19, 2021, we entered into a receivables purchase agreement and related transaction documents with Bank of America, N.A. and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of our U.S. trade accounts receivable with a total availability of $500 million as of June 30, 2022. The interest rate on borrowings under the Receivables Securitization Facility is based on Bloomberg Short Term Bank Yield Index (“BSBY”) plus a margin. There is also a commitment fee we are required to pay on any unused portion of the facility. The Receivables Securitization Facility expires on November 17, 2023, unless extended by the parties and is recorded as a noncurrent liability as of June 30, 2022. The recorded amount of borrowings outstanding on the Receivables Securitization Facility approximates fair value because it can be redeemed on short notice and the interest rate floats. We consider these borrowings to be a Level 2 financial liability. Borrowings on the Receivables Securitization Facility are included within proceeds on long-term borrowings on the consolidated statement of cash flows.
The Receivables Securitization Facility contains various customary affirmative and negative covenants, and it also contains customary default and termination provisions, which provide for acceleration of amounts owed under the Receivables Securitization Facility upon the occurrence of certain specified events.
On February 1, 2022, we amended the Receivables Securitization Facility primarily to increase the total availability from $300 million to $500 million pursuant to the provisions of the existing agreement. On July 7, 2022, we amended the Receivables Securitization Facility to effectively increase the receivables pool available with respect to the Receivables Securitization Facility.

SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes (“Senior Notes”) through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $577.0 million as of June 30, 2022, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $594.6 million as of June 30, 2022.
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
In addition to the above financing agreements, we have a $15 million discretionary line of credit with U.S. Bank of which $7.9 million is currently utilized for standby letters of credit related to insurance collateral as of June 30, 2022. These standby letters of credit are renewed annually and were undrawn as of June 30, 2022.
NOTE 5. INCOME TAXES
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate for the three and six months ended June 30, 2022 and 2021, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.0	2.0	1.7	2.1
Share based payment awards	(0.6)	(0.1)	(0.9)	(1.5)
Foreign tax credits	(1.4)	(1.2)	(1.1)	(0.5)
Other U.S. tax credits and incentives	(0.3)	(0.8)	(1.0)	(0.9)
Foreign	(0.5)	2.0	(0.5)	0.2
Other	1.1	(1.3)	0.8	(0.3)
Effective income tax rate	21.3%	21.6%	20.0%	20.1%

We have asserted that the unremitted earnings of a limited number of our foreign subsidiaries are permanently reinvested to support expansion of our international business. If we repatriated all foreign earnings that are considered to be permanently reinvested, the estimated effect on income taxes payable would be an increase of approximately $2.0 million as of June 30, 2022.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in response to the COVID-19 pandemic. The CARES Act allowed for a deferral of the employer share of federal payroll taxes. We have recognized a payroll deferral of $14.7 million under the CARES Act due on December 31, 2022.

As of June 30, 2022, we have $41.0 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $2.4 million in the next 12 months due to the lapsing of statutes of limitations. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2015. We are currently under an Internal Revenue Service audit for 2015, 2016 and 2017 tax years.

NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$3,263	$4,027	$6,482	$7,994
Stock awards	23,887	24,401	43,950	43,349
Company expense on ESPP discount	779	733	2,103	1,807
Total stock-based compensation expense	$27,929	$29,161	$52,535	$53,150

On May 5, 2022, our shareholders approved a 2022 Equity Incentive Plan (the “Plan”) and authorized an initial 4,261,884 shares for issuance of awards thereunder. Upon approval of the Plan, no new awards may be made under our 2013 Equity Incentive Plan. The Plan allows us to grant certain stock awards, including stock options at fair market value, performance-based restricted stock units and shares, and time-based restricted stock units, to our key employees and non-employee directors. Approximately 4,424,631 shares were available for stock awards under the Plan as of June 30, 2022. Shares subject to awards under the Plan or certain of our prior plans that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the Plan.
Stock Options - We have awarded stock options to certain key employees through 2020. The fair value of these options was established based on the market price on the date of grant calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates were the primary reasons for changes in the fair value. These grants are being expensed based on the terms of the awards. As of June 30, 2022, unrecognized compensation expense related to stock options was $20.0 million. The amount of future expense to be recognized will be based on the passage of time and the employees' continued employment.
Stock Awards - We have awarded performance-based restricted shares, performance-based restricted stock units (“PSUs”), and time-based restricted stock units. Nearly all of our awards contain restrictions on the awardees’ ability to sell or transfer vested awards for a specified period of time. The fair value of these awards is established based on the market price on the date of grant, discounted for any post-vesting holding restrictions. The discounts on outstanding grants with post-vesting holding restrictions vary from 12 percent to 24 percent and are calculated using the Black-Scholes option pricing model-protective put method. The duration of the restriction period to sell or transfer vested awards, changes in the measured stock price volatility and changes in interest rates are the primary reasons for changes in the discounts. These grants are being expensed based on the terms of the awards.
Performance-based Awards
We have awarded performance-based restricted shares through 2020 to certain key employees and non-employee directors. These awards vest over a five-year period based on the company’s earnings growth. Beginning in 2021, we have awarded annually PSUs to certain key employees. These PSUs vest over a three-year period based on the company's cumulative three-year earnings per share growth and annual adjusted gross profit growth. These PSUs contain an upside opportunity of up to 200 percent of target contingent upon obtaining certain earnings per share and adjusted gross profit growth targets.
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
We granted 330,072 PSUs and 634,118 time-based restricted stock units on February 9, 2022. The PSUs and time-based restricted stock unit awards had a weighted average grant date fair value of $76.74 and $74.67, respectively. Time-based awards are eligible to vest over a three-year period with a first vesting date of December 31, 2022.
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

As of June 30, 2022, there was unrecognized compensation expense of $144.3 million related to previously granted stock awards assuming maximum achievement is obtained on our performance-based awards. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings and adjusted gross profit growth, and certain other conditions.
Employee Stock Purchase Plan - Our 1997 Employee Stock Purchase Plan (“ESPP”) allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. The purchase price is determined using the closing price on the last day of each quarter discounted by 15 percent. Shares vest immediately. The following is a summary of the employee stock purchase plan activity (dollars in thousands):

Three Months Ended June 30, 2022
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
51,276	$4,419	$779

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
The internal reporting of segments is defined, based in part, on the reporting and review process used by our chief operating decision maker (“CODM”), our Chief Executive Officer. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies located in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. We do not report our intersegment revenues by reportable segment to our CODM and do not believe they are a meaningful metric for evaluating the performance of our reportable segments.

Reportable segment information as of, and for the three and six months ended June 30, 2022 and 2021, is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended June 30, 2022
Total revenues	$4,147,046	$2,093,190	$558,239	$6,798,475
Income from operations	276,499	167,557	25,609	469,665
Depreciation and amortization	6,123	5,471	11,668	23,262
Total assets(1)	3,688,215	2,851,114	918,110	7,457,439
Average headcount	7,552	5,759	4,582	17,893

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended June 30, 2021
Total revenues	$3,585,481	$1,450,794	$496,451	$5,532,726
Income from operations	151,092	108,212	1,300	260,604
Depreciation and amortization	6,534	6,276	10,127	22,937
Total assets(1)	3,278,540	1,852,473	775,551	5,906,564
Average headcount	6,580	4,909	3,916	15,405

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Six Months Ended June 30, 2022
Total revenues	$8,261,935	$4,287,587	$1,064,906	$13,614,428
Income from operations	458,853	335,195	21,091	815,139
Depreciation and amortization	12,362	11,026	22,360	45,748
Total assets(1)	3,688,215	2,851,114	918,110	7,457,439
Average headcount	7,442	5,690	4,422	17,554

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Six Months Ended June 30, 2021
Total revenues	$6,796,904	$2,606,833	$932,858	$10,336,595
Income (loss) from operations	287,876	198,801	(2,744)	483,933
Depreciation and amortization	13,159	11,925	21,131	46,215
Total assets(1)	3,278,540	1,852,473	775,551	5,906,564
Average headcount	6,578	4,832	3,823	15,233
_________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.

NOTE 10. REVENUE FROM CONTRACTS WITH CUSTOMERS

A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30, 2022
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$4,147,046	$2,093,190	$225,406	$6,465,642
Sourcing(2)	—	—	332,833	332,833
Total	$4,147,046	$2,093,190	$558,239	$6,798,475

	Three Months Ended June 30, 2021
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$3,585,481	$1,450,794	$204,173	$5,240,448
Sourcing(2)	—	—	292,278	292,278
Total	$3,585,481	$1,450,794	$496,451	$5,532,726

	Six Months Ended June 30, 2022
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$8,261,935	$4,287,587	$444,471	$12,993,993
Sourcing(2)	—	—	620,435	620,435
Total	$8,261,935	$4,287,587	$1,064,906	$13,614,428

	Six Months Ended June 30, 2021
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$6,796,904	$2,606,833	$396,938	$9,800,675
Sourcing(2)	—	—	535,920	535,920
Total	$6,796,904	$2,606,833	$932,858	$10,336,595
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration and amounts are not due from our customer prior to the completion of our performance obligation and as such contract liabilities, as of June 30, 2022, and revenue recognized in the three and six months ended June 30, 2022 and 2021 resulting from contract liabilities, were not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon shipments in-transit at period end and the timing of customer invoicing.
NOTE 11. LEASES
We determine if our contractual agreements contain a lease at inception. A lease is identified when a contract allows us the right to control an identified asset for a period of time in exchange for consideration. Our lease agreements consist primarily of operating leases for office space, warehouses, office equipment, trailers, and a small number of intermodal containers. We do not have material financing leases. Frequently, we enter into contractual relationships with a wide variety of transportation companies for freight capacity and utilize those relationships to efficiently and cost-effectively arrange the transport of our customers’ freight. These contracts typically have a term of 12 months or less and do not allow us to direct the use or obtain substantially all of the economic benefits of a specifically identified asset. Accordingly, these agreements are not considered leases.

Our operating leases are included on the consolidated balance sheets as right-of-use lease assets and lease liabilities. A right-of-use lease asset represents our right to use an underlying asset over the term of a lease, while a lease liability represents our obligation to make lease payments arising from the lease. Current and noncurrent lease liabilities are recognized on the commencement date at the present value of lease payments, including non-lease components, which consist primarily of common area maintenance and parking charges. Right-of-use lease assets are also recognized on the commencement date as the total lease liability plus prepaid rents. As our leases typically do not provide an implicit rate, we use our fully collateralized incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is influenced by market interest rates, our credit rating, and lease term and as such, may differ for individual leases.
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

We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of June 30, 2022.

Information regarding lease expense, remaining lease term, discount rate, and other select lease information is presented below as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs	2022	2021	2022	2021
Operating lease expense	$23,082	$21,459	$44,727	$43,021
Short-term lease expense	1,137	1,462	3,597	3,063
Total lease expense	$24,219	$22,921	$48,324	$46,084

	Six Months Ended June 30,
Other Lease Information	2022	2021
Operating cash flows from operating leases	$43,937	$42,495
Right-of-use lease assets obtained in exchange for new lease liabilities	87,554	18,299

Lease Term and Discount Rate	As of June 30, 2022
Weighted average remaining lease term (in years)(1)	6.5
Weighted average discount rate	3.0%
____________________________________________
(1) The weighted average remaining lease term is significantly impacted by a 15-year lease related to office space in Chicago, IL, which commenced in 2018. Excluding this lease, the weighted average remaining lease term of our agreements is 5.1 years.

The maturities of lease liabilities as of June 30, 2022, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2022	$38,669
2023	84,653
2024	63,944
2025	47,866
2026	38,314
Thereafter	121,832
Total lease payments	395,278
Less: Interest	(41,273)
Present value of lease liabilities	$354,005

NOTE 12. ALLOWANCE FOR CREDIT LOSSES
Our allowance for credit losses is computed using a number of factors including our past credit loss experience, the aging of amounts due from our customers, our customers' credit ratings, in addition to other customer-specific factors. We have also considered recent trends and developments related to the current macroeconomic environment in determining our ending allowance for credit losses for both accounts receivable and contract assets. The allowance for credit losses on contract assets was not significant.
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below for the six months ended June 30, 2022 (in thousands):

Balance, December 31, 2021	$41,542
Provision	(2,411)
Write-offs	(1,613)
Balance, June 30, 2022	$37,518
Recoveries of amounts previously written off were not significant for the three and six months ended June 30, 2022.
NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' investment on our condensed consolidated balance sheets. The recorded balance on June 30, 2022 and December 31, 2021, was $87.9 million and $61.1 million, respectively. The recorded balance on June 30, 2022 and December 31, 2021 is comprised solely of foreign currency adjustments, including foreign currency translation.
Other comprehensive loss was $33.6 million compared to other comprehensive loss of $0.2 million for the three months ended June 30, 2022 and 2021, respectively. Both periods were driven primarily by fluctuations in the Singapore Dollar, the Australian Dollar, and the Yuan.
Other comprehensive loss was $26.7 million compared to other comprehensive loss of $7.4 million for the six months ended June 30, 2022 and 2021, respectively. Other comprehensive income and loss consisted of foreign currency adjustments, including foreign currency translation, for the three and six months ended June 30, 2022 and 2021. Both periods were driven primarily by fluctuations in the Singapore Dollar, Yuan, and the Australian Dollar.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Revenues:
Transportation	$6,465,642		$5,240,448		$12,993,993		$9,800,675
Sourcing	332,833		292,278		620,435		535,920
Total revenues	6,798,475		5,532,726		13,614,428		10,336,595
Costs and expenses:
Purchased transportation and related services	5,466,874		4,519,305		11,117,098		8,400,590
Purchased products sourced for resale	299,988		264,245		559,521		484,449
Direct internally developed software amortization	6,640		4,802		12,374		9,449
Total direct costs	5,773,502		4,788,352		11,688,993		8,894,488
Gross profit / Gross profit margin	1,024,973	15.1%	744,374	13.5%	1,925,435	14.1%	1,442,107	14.0%
Plus: Direct internally developed software amortization	6,640		4,802		12,374		9,449
Adjusted gross profit / Adjusted gross profit margin	$1,031,613	15.2%	$749,176	13.5%	$1,937,809	14.2%	$1,451,556	14.0%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Total revenues	$6,798,475	$5,532,726	$13,614,428	$10,336,595
Operating income	469,665	260,604	815,139	483,933
Operating margin	6.9%	4.7%	6.0%	4.7%

Adjusted gross profit	$1,031,613	$749,176	$1,937,809	$1,451,556
Operating income	469,665	260,604	815,139	483,933
Adjusted operating margin	45.5%	34.8%	42.1%	33.3%

MARKET TRENDS
The cost of purchased transportation in the North American surface transportation market remains elevated compared to pre-pandemic levels and compared to the prior year but it began to decline within the second quarter of 2022. The decline of purchased transportation is the result of an increasingly balanced freight market compared to the tight capacity market conditions seen in recent periods. In the second quarter of 2022, moderating consumer demand and carrier capacity entering the market has better aligned the overall demand with available carrier capacity. Industry freight volumes, as measured by the Cass Freight Index, decreased 2 percent during the second quarter of 2022 compared to the second quarter of 2021. One of the metrics we use to measure market conditions is the truckload routing guide depth from our Managed Services business. Routing guide depth represents the number of carriers contacted prior to acceptance when procuring a transportation provider. The average routing guide depth of tender in the second quarter of 2022 declined to 1.4, representing that on average, the first carrier in a shipper's routing guide was executing the shipment in most cases. This average routing guide penetration is reflective of a more balanced freight market compared to the 1.7 average routing guide depth in both the first quarter of 2022 and the second quarter of 2021.
The global forwarding market also began to show signs of softening as shippers continue to work through elevated inventory levels and cautiously approach the upcoming peak season due to macroeconomic uncertainty and declining import demand in the United States. The cost of purchased transportation remains elevated compared to pre-pandemic levels and compared to the prior year but it began to decline within the second quarter of 2022 as global demand declined to better align with the industry’s overall capacity. Despite increasing activity from the ports in China reopening from their pandemic related shutdowns, the port congestion on the United States West Coast has improved due to moderating demand and the continued diversion of freight to ports in the Southern and Eastern United States. Shippers continue to divert freight away from the United States West Coast to mitigate risk from a potential dockworker labor dispute. Despite port congestion improving during the second quarter of 2022 on the United States West Coast there is evidence of it edging back up again in addition to increased congestion on the United States East Coast due to a higher percentage of freight being routed to their ports. Air freight conversions back to ocean freight have continued with more shippers seeking lower supply chain costs by tolerating the longer duration of ocean freight transit. Air freight capacity has improved in certain trade lanes due to increased belly capacity as commercial flights become more frequent after being significantly reduced during the COVID-19 pandemic.
BUSINESS TRENDS
Our second quarter of 2022 surface transportation results benefited from the softening market conditions, as periods where the cost of purchased transportation begins to decline often result in improved adjusted gross profits per transaction in our portfolio. Industry freight volumes as measured by the Cass Freight Index decreased 2 percent in the second quarter of 2022 compared to the second quarter of 2021. Our combined NAST truckload and less than truckload (“LTL”) volume decreased 2.5 percent during the second quarter of 2022. As a result of the softening market conditions, our contractual rates negotiated in prior quarters contributed to an increase in our adjusted gross profit per shipment and significantly reduced the percentage of shipments with negative adjusted gross profit margins. Our average truckload linehaul cost per mile, excluding fuel costs, decreased 5.0 percent during the second quarter of 2022. Our average truckload linehaul rate charged to our customers, excluding fuel surcharges, increased approximately 1.5 percent during the second quarter of 2022 due to our contractual rates negotiated in prior quarters.
In our global forwarding business, we continued to experience elevated purchased transportation costs for ocean freight, which resulted in growth in both total revenue and cost of purchased transportation compared to the second quarter of 2021. The cost of purchased transportation began to moderate within the second quarter of 2022 as softening demand better aligned with the industry’s overall capacity. This change in market dynamics was most evident on the Transpacific trade lane where we experienced a decline in Asia Pacific ocean volumes in the second quarter of 2022 compared to the second quarter of 2021. Despite this decline, our total ocean volumes increased 2.5 percent due to strong growth in other regions where we operate. Air freight tonnage decreased 6.0 percent as we experienced more customers willing to accept longer transit times by converting their freight to the increasingly balanced ocean freight market.
On June 3, 2021, we acquired Combinex Holding B.V. (“Combinex”) to further expand our European road transportation presence. Our consolidated results include the results of Combinex as of June 3, 2021.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select second quarter 2022 year-over-year operating comparisons to the second quarter 2021:
•Total revenues increased 22.9 percent to $6.8 billion, driven primarily by higher pricing across most of our services and higher truckload and ocean volume.
•Gross profits and adjusted gross profits increased 37.7 percent to $1.0 billion, primarily driven by higher adjusted gross profit per transaction across most of our services and higher truckload and ocean volume.
•Personnel expenses increased 22.6 percent to $444.8 million, primarily due to higher headcount and higher incentive compensation costs. Average headcount increased 16.2 percent.
•Other selling, general, and administrative (“SG&A”) expenses decreased 6.8 percent to $117.2 million, and included a $25.3 million gain on the sale-leaseback of a facility in Kansas City. This was partially offset by higher purchased and contracted services and increased travel expenses.
•Income from operations totaled $469.7 million, up 80.2 percent due to the increase in adjusted gross profits, partially offset by the increase in operating expenses.
•Adjusted operating margin of 45.5 percent increased 1,070 basis points.
•Interest and other income/expenses totaled $27.4 million, consisting primarily of $17.0 million of interest expense, which increased $4.3 million versus last year due to a higher average debt balance, and $10.3 million of foreign currency revaluation and realized foreign currency gains and losses, which increased $8.4 million versus last year due primarily to a strengthening of the U.S. Dollar versus the Euro and Yuan.
•The effective tax rate in the quarter was 21.3 percent compared to 21.6 percent in the second quarter last year.
•Net income totaled $348.2 million, up 79.7% from a year ago.
•Diluted earnings per share (EPS) increased 85.4 percent to $2.67.
•Cash flow from operations improved $158.7 million in the six months ended June 30, 2022 driven by the increase in net income, partially offset by a small unfavorable change in working capital.

CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change
Revenues:
Transportation	$6,465,642	$5,240,448	23.4%	$12,993,993	$9,800,675	32.6%
Sourcing	332,833	292,278	13.9%	620,435	535,920	15.8%
Total revenues	6,798,475	5,532,726	22.9%	13,614,428	10,336,595	31.7%
Costs and expenses:
Purchased transportation and related services	5,466,874	4,519,305	21.0%	11,117,098	8,400,590	32.3%
Purchased products sourced for resale	299,988	264,245	13.5%	559,521	484,449	15.5%
Personnel expenses	444,764	362,901	22.6%	858,125	723,736	18.6%
Other selling, general, and administrative expenses	117,184	125,671	(6.8)%	264,545	243,887	8.5%
Total costs and expenses	6,328,810	5,272,122	20.0%	12,799,289	9,852,662	29.9%
Income from operations	469,665	260,604	80.2%	815,139	483,933	68.4%
Interest and other income/expense, net	(27,395)	(13,497)	103.0%	(41,569)	(24,757)	67.9%
Income before provision for income taxes	442,270	247,107	79.0%	773,570	459,176	68.5%
Provision for income taxes	94,085	53,318	76.5%	155,037	92,082	68.4%
Net income	$348,185	$193,789	79.7%	$618,533	$367,094	68.5%

Diluted net income per share	$2.67	$1.44	85.4%	$4.71	$2.71	73.8%

Average headcount	17,893	15,405	16.2%	17,554	15,233	15.2%

Adjusted gross profit margin percentage(1)
Transportation	15.4%	13.8%	160 bps	14.4%	14.3%	10 bps
Sourcing	9.9%	9.6%	30 bps	9.8%	9.6%	20 bps
Total adjusted gross profit margin	15.2%	13.5%	170 bps	14.2%	14.0%	20 bps
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.

A reconciliation of our reportable segments to our consolidated results can be found in Note 9, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.

Consolidated Results of Operations—Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Total revenues and direct costs. Total transportation revenues and purchased transportation and related services increased primarily due to higher pricing across most of our services, most notably in ocean, truckload, and LTL services, in addition to increased volumes in truckload and ocean services. While prices remain elevated compared to pre-pandemic levels and compared to the prior year due to driver availability challenges and supply chain disruptions, including port congestion and equipment shortages, prices began to decline within the second quarter of 2022. The decline in pricing within the second quarter of 2022 is the result of softening market conditions as demand has better aligned with capacity available in the market as shippers work through elevated inventory levels, and cautiously approach macroeconomic uncertainty and moderating consumer demand. Our sourcing total revenue and purchased products sourced for resale increased as a result of higher cost and pricing per case and increased case volume across all customer verticals.

Gross profits and adjusted gross profits. Our transportation adjusted gross profits increased due to elevated pricing compared to the prior year across most of our services, most notably in truckload, ocean, and LTL services, resulting in higher adjusted gross profits per transaction. Our surface transportation adjusted gross profit per transaction increased significantly driven by the declining cost of purchased transportation within the second quarter of 2022 relative to our contractual rates negotiated in prior quarters which significantly reduced the percentage of shipments with negative adjusted gross profit margins. Sourcing adjusted gross profits increased driven by an increase in case volume and higher adjusted gross profits per case across all customer verticals.
Operating expenses. Personnel expenses increased primarily due to an increase in salaries and incentive compensation driven by an increase in average headcount. SG&A expenses decreased due to a $23.5 million gain on the sale-leaseback of a facility in Kansas City and lower credit losses. This was partially offset by higher purchased and contracted services and increased travel expenses.
Interest and other income/expense. Interest and other income/expense primarily consisted of interest expense of $17.0 million in the second quarter of 2022 and a $10.3 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses primarily due to a strengthening of the U.S. Dollar versus the Euro and Yuan. Interest expense increased driven by a higher average debt balance in the second quarter of 2022 compared to the second quarter of 2021. The second quarter of 2021 included a $1.9 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses.
Provision for income taxes. Our effective income tax rate was 21.3 percent for the second quarter of 2022 compared to 21.6 percent for the second quarter of 2021. The effective income tax rate for the second quarter of 2022 was higher than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit, which increased the effective income tax rate by 2.0 percentage points. This impact was partially offset by the tax impact of foreign tax credits, which reduced the effective tax rate by 1.4 percentage points. The effective income tax rate for the second quarter of 2021 was higher than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit, and foreign income taxes which both increased our effective tax rate by 2.0 percentage points. These impacts on the effective income tax rate were partially offset by the tax impact of foreign tax credits, which reduced the effective tax rate by 1.2 percentage points.
Consolidated Results of Operations—Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Total revenues and direct costs. Total transportation revenues and purchased transportation and related services increased driven by higher pricing in all of our service lines, most notably in ocean and truckload services. Volumes also increased in ocean and truckload services. Purchased transportation and related service costs remain elevated compared to pre-pandemic levels and compared to the prior year as supply chain disruptions continue to impact both the surface transportation and global forwarding markets. While supply chain disruptions continue to drive higher costs and pricing in the period we did see evidence that the market may be softening as demand has better aligned with available capacity within the second quarter of 2022. Our sourcing total revenue and purchased products sourced for resale increased as a result of higher cost and pricing per case and increased case volume across all customer verticals.
Gross profits and adjusted gross profits. Our transportation adjusted gross profits increased due to increased pricing compared to the prior year across most of our services, most notably in truckload, ocean and LTL services resulting in higher adjusted gross profits per transaction. Our surface transportation adjusted gross profit per transaction also benefited from the declining cost of purchased transportation within the second quarter of 2022 relative to our contractual rates negotiated in prior quarters which significantly reduced the percentage of shipments with negative adjusted gross profit margins. Sourcing adjusted gross profits increased driven by an increase in case volume and higher adjusted gross profits per case across all customer verticals.
Operating expenses. Personnel expenses increased primarily due to an increase in salaries and incentive compensation driven by an increase in average headcount. SG&A expenses increased primarily due to increases in purchased and contracted services, travel, and warehouse expenses, partially offset by a $23.5 million gain on the sale-leaseback of a facility in Kansas City.
Interest and other income/expense. Interest and other income/expense primarily consisted of interest expense of $31.5 million and an $11.8 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses in the six months ended June 30, 2022 primarily due to a strengthening of the U.S. Dollar versus the Euro and Yuan. Interest expense increased driven by a higher average debt balance compared to the six months ended June 30, 2021. The six months ended June 30, 2021 included a $4.8 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses that was partially offset by a $2.9 million local government subsidy in Asia for achieving specified performance criteria that was almost entirely offset by a reduction in foreign tax credits within the provision for income taxes.

Provision for income taxes. Our effective income tax rate was 20.0 percent for the six months ended June 30, 2022 and 20.1 percent for the six months ended June 30, 2021. The effective income tax rate for the six months ended June 30, 2022 was lower than the statutory federal income tax rate primarily due to the tax impact of foreign tax credits, U.S. tax credits and incentives, and the tax impact of share-based payment awards, which reduced the effective tax rate by 1.1 percentage points, 1.0 percentage points, and 0.9 percentage points, respectively. These impacts were partially offset by state income tax expense, net of federal benefit, which increased the effective income tax rate by 1.7 percentage points. The effective income tax rate for the six months ended June 30, 2021 was lower than the statutory federal income tax rate primarily due to the tax impact of share-based payment awards, U.S. tax credits and incentives, and the tax impact of foreign tax credits, which reduced the effective tax rate by 1.5 percentage points, 0.9 percentage points, and 0.5 percentage points, respectively. These impacts were partially offset by state income tax expense, net of federal benefit, which increased the effective income tax rate by 2.1 percentage points.
NAST Segment Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2022	2021	% change	2022	2021	% change
Total revenues	$4,147,046	$3,585,481	15.7%	$8,261,935	$6,796,904	21.6%
Costs and expenses:
Purchased transportation and related services	3,522,495	3,148,885	11.9%	7,131,284	5,939,200	20.1%
Personnel expenses	225,210	185,253	21.6%	426,012	369,182	15.4%
Other selling, general, and administrative expenses	122,842	100,251	22.5%	245,786	200,646	22.5%
Total costs and expenses	3,870,547	3,434,389	12.7%	7,803,082	6,509,028	19.9%
Income from operations	$276,499	$151,092	83.0%	$458,853	$287,876	59.4%

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change
Average headcount	7,552	6,580	14.8%	7,442	6,578	13.1%
Service line volume statistics
Truckload			2.0%			3.0%
LTL			(5.0)%			(3.0)%

Adjusted gross profits(1)
Truckload	$432,048	$286,574	50.8%	$766,958	$566,878	35.3%
LTL	166,868	128,155	30.2%	317,610	248,272	27.9%
Other	25,635	21,867	17.2%	46,083	42,554	8.3%
Total adjusted gross profits	$624,551	$436,596	43.1%	$1,130,651	$857,704	31.8%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021
Total revenues and direct costs. NAST total revenues and purchased transportation and related services increased primarily due to higher pricing in truckload and LTL services, in addition to higher truckload volumes. These increases were partially offset by a decline in LTL volumes. While prices remain elevated compared to pre-pandemic levels and compared to the prior year due to driver availability challenges and supply chain disruptions, including port congestion and equipment shortages, they began to decline within the second quarter of 2022. The decline in pricing within the second quarter of 2022 is the result of softening market conditions as demand has better aligned with capacity available in the market.

Gross profits and adjusted gross profits. NAST adjusted gross profits increased due to increased pricing compared to the prior year in truckload and LTL services resulting in higher adjusted gross profits per transaction in addition to higher truckload volumes. These increases were partially offset by a decline in LTL volumes. Our NAST adjusted gross profit per transaction increased significantly driven by the declining costs of purchased transportation within the second quarter of 2022 relative to our contractual rates negotiated in prior quarters which significantly reduced the percentage of shipments with negative adjusted gross profit margins. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, increased approximately 1.5 percent in the second quarter of 2022 compared to the second quarter of 2021. Our truckload transportation costs, excluding fuel surcharges, decreased approximately 5.0 percent.
NAST other adjusted gross profits increased primarily driven by an increase in warehousing services and an increase in intermodal adjusted gross profits.
Operating expenses. NAST personnel expenses increased primarily due to an increase in salaries and incentive compensation driven by an increase in average headcount. NAST SG&A expenses increased due to increased investments in technology, increased expenditures for purchased services including temporary labor, and increased warehouse expense. The operating expenses of NAST and all other segments include allocated corporate expenses. Allocated personnel expenses consist primarily of stock-based compensation allocated based upon segment participation levels in our equity plans. Remaining corporate allocations, including corporate functions and technology related expenses, are primarily included within each segment’s other SG&A, and allocated based upon relevant segment operating metrics.
Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021
Total revenues and direct costs. NAST total revenues and purchased transportation and related services increased due to higher pricing in truckload and in LTL services, in addition to volume increases in truckload services. Truckload pricing reached historic levels during the first quarter of 2022 due to tight carrier capacity caused by driver availability challenges and the supply chain disruptions facing the industry, however, prices started to decline within the second quarter of 2022. The costs of purchased transportation also started to decline driven by moderating demand and capacity entering the market but remain elevated compared to the prior year.
Gross profits and adjusted gross profits. NAST adjusted gross profits increased due primarily to increased pricing resulting in higher adjusted gross profits per transaction, in addition to an increase in volume. The increased adjusted gross profit per transaction was the result of the softening market conditions resulting in moderating costs for purchased transportation relative to our contractual rates negotiated in prior quarters. This significant reduced the percentage of shipments with negative adjusted gross profit margins. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, increased approximately 10.5 percent. Our truckload transportation costs, excluding fuel surcharges, increased approximately 7.5 percent.
NAST other adjusted gross profits increased driven by an increase in warehousing services.
Operating expenses. NAST personnel expense increased primarily due to an increase in salaries and incentive compensation driven by an increase in average headcount. NAST SG&A expenses increased due to increased investments in technology, increased expenditures for purchased services including temporary labor, increased warehouse expense, and a non-recurring legal expense.

Global Forwarding Segment Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2022	2021	% change	2022	2021	% change
Total revenues	$2,093,190	$1,450,794	44.3%	$4,287,587	$2,606,833	64.5%
Costs and expenses:
Purchased transportation and related services	1,768,747	1,212,040	45.9%	3,641,296	2,153,779	69.1%
Personnel expenses	106,096	82,936	27.9%	207,372	163,945	26.5%
Other selling, general, and administrative expenses	50,790	47,606	6.7%	103,724	90,308	14.9%
Total costs and expenses	1,925,633	1,342,582	43.4%	3,952,392	2,408,032	64.1%
Income from operations	$167,557	$108,212	54.8%	$335,195	$198,801	68.6%

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change
Average headcount	5,759	4,909	17.3%	5,690	4,832	17.8%
Service line volume statistics
Ocean			2.5%			4.5%
Air			(6.0)%			1.5%
Customs			10.5%			8.0%

Adjusted gross profits(1)
Ocean	$228,093	$150,916	51.1%	$449,494	$286,312	57.0%
Air	56,112	52,179	7.5%	116,679	97,426	19.8%
Customs	27,820	25,512	9.0%	55,315	49,735	11.2%
Other	12,418	10,147	22.4%	24,803	19,581	26.7%
Total adjusted gross profits	$324,443	$238,754	35.9%	$646,291	$453,054	42.7%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021
Total revenues and direct costs. Global forwarding total revenues and purchased transportation and related services increased due to higher pricing and higher volumes in our ocean services. The cost of purchased transportation and pricing continues to be elevated compared to pre-pandemic levels and compared to the prior year driven by the continued supply chain disruptions impacting the global forwarding market. The market did begin to show signs of softening which resulted in prices beginning to moderate within the second quarter of 2022, most notably on the Transpacific trade lane as we experienced a decline in Asia Pacific ocean volumes. Despite this decline, our total ocean volumes increased due to strong growth in other regions where we operate. Air freight total revenues and purchased transportation and related services decreased driven by conversions back to ocean freight and the impact of increased air freight capacity on purchased transportation costs in certain trade lanes due to the increased frequency of commercial flights which were significantly reduced at the onset of the COVID-19 pandemic.
Gross profits and adjusted gross profits. Ocean freight transportation adjusted gross profits increased due to higher pricing resulting in increased adjusted gross profits per transaction, in addition to an increase in total volumes. Air freight adjusted gross profits increased due to an increase in adjusted gross profits per transaction driven by the declining cost of purchased transportation, partially offset by a decrease in volume. Customs adjusted gross profits increased due to an increase in transaction volume.
Operating expenses. Personnel expenses increased primarily due to an increase in salaries and incentive compensation driven by an increase in average headcount. SG&A expenses increased due to increased investments in technology and travel expenses, partially offset by favorable credit losses.

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021
Total revenues and direct costs. Total revenues and purchased transportation and related services increased driven by higher pricing and volumes in our ocean services and, to a lesser extent, higher pricing and volumes in our air freight services. The cost of purchased transportation and pricing continues to be elevated compared to pre-pandemic levels and compared to the prior year driven by the continued supply chain disruptions impacting the global forwarding market.
Gross profits and adjusted gross profits. Ocean and air freight transportation adjusted gross profits increased driven by higher pricing resulting in increased adjusted gross profits per transaction, in addition to increased volumes. Customs adjusted gross profits increased driven by an increase in transaction volumes.
Operating expenses. Personnel expenses increased primarily due to an increase in salaries and incentive compensation driven by an increase in average headcount. SG&A expenses increased due to increased investments in technology, increased purchased services including temporary labor, and travel expenses. These increases were partially offset by favorable credit losses.
All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2022	2021	% change	2022	2021	% change
Total revenues	$558,239	$496,451	12.4%	$1,064,906	$932,858	14.2%
Income (loss) from operations	25,609	1,300	N/M	21,091	(2,744)	N/M

Adjusted gross profits(1)
Robinson Fresh	34,981	29,940	16.8%	65,486	54,888	19.3%
Managed Services	27,618	26,234	5.3%	55,700	51,790	7.5%
Other Surface Transportation	20,020	17,652	13.4%	39,681	34,120	16.3%
Total adjusted gross profits	$82,619	$73,826	11.9%	$160,867	$140,798	14.3%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021
Total revenues and direct costs. Robinson Fresh total revenues increased due to higher pricing per case and increased case volume across all customer verticals. In addition, total revenues in Other Surface Transportation increased due to higher Europe truckload pricing.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased driven by an increase in case volume and higher adjusted gross profits per case across all customer verticals. Managed Services adjusted gross profits increased due to an increase in freight under management, which was driven by growth in business with both new and existing customers. Other Surface Transportation adjusted gross profits increased due to increased Europe truckload adjusted gross profits per transaction.
Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021
Total revenues and direct costs. Robinson Fresh total revenues increased driven by higher pricing per case and increased case volume across all customer verticals. In addition, total revenues in Other Surface Transportation increased due to higher to higher Europe truckload pricing and an increase in Europe truckload volumes.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased driven by an increase in case volume and higher adjusted gross profits per case across all customer verticals. Managed Services adjusted gross profits increased due to an increase in freight under management, which was driven by growth in business with both new and existing customers. Other Surface Transportation adjusted gross profits increased due to increased Europe truckload adjusted gross profits per transaction and an increase in Europe truckload volumes.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (in thousands):

Description	Carrying Value as of June 30, 2022	Borrowing Capacity	Maturity
Revolving credit facility	$174,000	$1,000,000	October 2023
364-day revolving credit facility	500,000	500,000	May 2023
Senior Notes, Series A	175,000	175,000	August 2023
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables securitization facility (1)	499,448	500,000	November 2023
Senior Notes (1)	594,607	600,000	April 2028
Total debt	$2,268,055	$3,100,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.

We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases.
Cash and cash equivalents totaled $238.9 million as of June 30, 2022 and $257.4 million as of December 31, 2021. Cash and cash equivalents held outside the United States totaled $204.4 million as of June 30, 2022 and $217.1 million as of December 31, 2021.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Six Months Ended June 30,
	2022	2021	% change
Sources (uses) of cash:
Cash provided by operating activities	$251,329	$92,598	171.4%

Capital expenditures	(69,403)	(29,837)
Acquisitions, net of cash acquired	—	(14,749)
Other investing activities	63,208	—
Cash used for investing activities	(6,195)	(44,586)	(86.1)%

Repurchase of common stock	(490,699)	(262,904)
Cash dividends	(145,268)	(139,756)
Net borrowings on debt	349,000	270,962
Other financing activities	29,790	13,591
Cash used for financing activities	(257,177)	(118,107)	117.7%
Effect of exchange rates on cash and cash equivalents	(6,445)	(898)
Net change in cash and cash equivalents	$(18,488)	$(70,993)
Cash flow from operating activities. Cash provided by operating activities improved in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to increased net income, partially offset by a small unfavorable change in working capital. We continue to closely monitor credit and collections activities and the quality of our accounts receivable balance to minimize risk as well as working with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.

Cash used for investing activities. Capital expenditures consisted primarily of investments in software, which are intended to increase employee productivity, automate interactions with our customers and contracted carriers, and improve our internal workflows to help expand our adjusted operating margins and grow the business.
During the second quarter, we sold an office building in Kansas City, Missouri, for a sales price of $55 million and recognized a gain of $23.5 million on the sale of the building in the three months ended June 30, 2022. We simultaneously entered into an agreement to lease the office building for 10 years.
Cash used for financing activities. Net borrowings on debt in the six months ended June 30, 2022 and June 30, 2021 were to fund working capital needs and share repurchases. The increase in cash used for share repurchases was due to an increase in the number of shares repurchased and a higher average price per share during the six months ended June 30, 2022. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions. Over the long term, we remain committed to our quarterly dividend and share repurchases to enhance shareholder value. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. We may seek to retire or purchase our outstanding Senior Notes through open market cash purchases, privately negotiated transactions or otherwise.
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
As of June 30, 2022, we were in compliance with all of the covenants under the Credit Agreement, 364-day Credit Agreement, Note Purchase Agreement, Senior Notes, and Receivables Securitization.
Recently Issued Accounting Pronouncements
Refer to Note 1, Basis of Presentation, contained in this Quarterly Report and in the company's 2021 Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the company's 2021 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of June 30, 2022, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the company’s 2021 Annual Report on Form 10-K for a discussion on the company’s market risk. As of June 30, 2022, there were no material changes in market risk from those disclosed in the company’s 2021 Annual Report on Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
(b) Changes in internal controls over financial reporting.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors disclosed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. As of June 30, 2022, there were no material changes to the risk factors set forth in the Company’s 2021 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about company purchases of common stock during the quarter ended June 30, 2022:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2022 - April 30, 2022	928,786	$102.78	920,000	19,123,945
May 1, 2022 - May 31, 2022	1,074,372	106.47	1,015,000	18,108,945
June 1, 2022 - June 30, 2022	1,278,544	103.60	1,277,624	16,831,321
Second Quarter 2022	3,281,702	$104.31	3,212,624	16,831,321
________________________________
(1) The total number of shares purchased based on trade date includes: (i) 3,212,624 shares of common stock purchased under the authorization described below; and (ii) 69,078 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(2) In December 2021, the Board of Directors increased the number of shares authorized for repurchase by 20,000,000 shares. As of June 30, 2022, there were 16,831,321 shares remaining for future repurchases. Repurchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On July 27, 2022, the Talent and Compensation Committee (the “Committee”) of our Board of Directors approved the C.H. Robinson Executive Separation and Change in Control Plan (the “Executive Severance Plan”), to be effective as of July 27, 2022. The Executive Severance Plan is intended to provide severance benefits to our executives in the event of a qualifying involuntary termination of their employment under certain circumstances, including such a termination involving a change in control of the company.

Certain of our executives, including all of our executive officers, are eligible to participate in the Executive Severance Plan. Executives who are parties to individual agreements providing for severance benefits are not eligible to participate in or receive benefits under the Executive Severance Plan. However, Messrs. Rajan and Zechmeister have agreed to waive the severance benefits provided under their employment agreements in order to be eligible for benefits under the Executive Severance Plan.

Under the Executive Severance Plan, following a termination by the company of an executive’s employment related to a reduction in staff, business reorganization, position elimination, closing of a business unit and other similar events, unless the executive’s employment is terminated for misconduct, failure to perform executive’s duties, actions which may harm the company, or any of the other reasons specified in the Executive Severance Plan (“cause”), an executive will be eligible to receive continuing base salary for 24 months (for the CEO), 18 months (for executive officers and presidents) or 12 months (for certain other vice presidents). A terminated employee will also be eligible to receive a lump-sum amount of the executive’s monthly COBRA premium payment multiplied by the same number of months as the continued base salary.

The Executive Severance Plan also provides that if an executive is terminated by the company for cause or by the executive for “good reason” (as defined in tour equity incentive plan) within 24 months after a “change in control” (as defined in our equity plan), the executive will be eligible to receive a lump sum payment equal to 2.5 (for the CEO), 2.0 (for executive officers and presidents) or 1.0 (for certain other vice presidents) times the executive’s (i) annual salary, (ii) annual target bonus, and (iii) annual cost of COBRA premiums. In addition, in connection with a termination following a change in control, all of an eligible executive’s outstanding equity awards will be fully vested (with performance awards vesting at the greater of actual or target performance levels). However, if the applicable equity incentive plan or the eligible executive’s outstanding equity award agreements provide more favorable terms than those provided by the Executive Severance Plan, the more favorable terms will apply. In addition, the Executive Severance Plan adopts a “net best benefit” approach with respect to addressing any potential parachute payments subject to Section 280G of the Internal Revenue Code.

To receive benefits under the Executive Severance Plan, an executive must sign and not revoke a separation agreement and general release of claims in the form we provide, including a non-disparagement agreement, comply with all other restrictive covenants, and the executive must work through the scheduled termination date. The Committee may amend the Executive Severance Plan from time to time to provide for different severance benefits and/or severance benefit terms and conditions, or to eliminate severance benefits entirely, for all or a portion of our executives.

The purpose of adopting the Executive Severance Plan is to provide for market competitive severance benefits for executives to aid in the attraction and retention of executive talent.

The Executive Severance Plan is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q.
ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this Quarterly Report:

10.1
C.H. Robinson Worldwide, Inc. 2022 Equity Incentive Plan, effective May 5, 2022 (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on March 22, 2022).

10.2
Credit Agreement Dated as of May 6, 2022 Among C.H. Robinson Worldwide Inc., the Lenders, and U.S. Bank National Association, as Administrative Agent (incorporated by reference to the Company’s Current Form on Form 8-K filed on May 11, 2022)

10.3*	C.H. Robinson Executive Separation and Change in Control Plan

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended June 30, 2022 formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the company for the period ended June 30, 2022 formatted in Inline XBRL (embedded within the Inline XBRL document)
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2022.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Robert C. Biesterfeld, Jr.
Robert C. Biesterfeld, Jr.
Chief Executive Officer

By:	/s/ Michael P. Zechmeister
Michael P. Zechmeister
Chief Financial Officer