Form 10-Q
period 2022-09-30
C. H. ROBINSON WORLDWIDE, INC.
filed 2022-11-04
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2022, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 117,709,468.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$187,532	$257,413
Receivables, net of allowance for credit loss of $33,480 and $41,542	3,802,160	3,963,487
Contract assets, net of allowance for credit loss	363,697	453,660
Prepaid expenses and other	79,977	129,593
Total current assets	4,433,366	4,804,153
Property and equipment, net of accumulated depreciation and amortization	158,706	139,831
Goodwill	1,458,303	1,484,754
Other intangible assets, net of accumulated amortization	68,122	89,606
Right-of-use lease assets	349,386	292,559
Deferred tax assets	207,452	124,900
Other assets	120,195	92,309
Total assets	$6,795,530	$7,028,112

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,662,606	$1,813,473
Outstanding checks	93,163	105,828
Accrued expenses:
Compensation	204,661	201,421
Transportation expense	280,500	342,778
Income taxes	62,912	100,265
Other accrued liabilities	205,034	171,266
Current lease liabilities	71,002	66,311
Current portion of debt	779,000	525,000
Total current liabilities	3,358,878	3,326,342

Long-term debt	1,419,380	1,393,649
Noncurrent lease liabilities	293,325	241,369
Noncurrent income taxes payable	26,865	28,390
Deferred tax liabilities	18,041	16,113
Other long-term liabilities	1,480	315
Total liabilities	5,117,969	5,006,178
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,204 and 179,206 shares issued, 120,594 and 129,186 outstanding	12,059	12,919
Additional paid-in capital	731,496	673,628
Retained earnings	5,567,592	4,936,861
Accumulated other comprehensive loss	(137,650)	(61,134)
Treasury stock at cost (58,610 and 50,020 shares)	(4,495,936)	(3,540,340)
Total stockholders’ investment	1,677,561	2,021,934
Total liabilities and stockholders’ investment	$6,795,530	$7,028,112
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Transportation	$5,724,364	$5,999,901	$18,718,357	$15,800,576
Sourcing	291,012	263,794	911,447	799,714
Total revenues	6,015,376	6,263,695	19,629,804	16,600,290
Costs and expenses:
Purchased transportation and related services	4,862,541	5,180,390	15,979,639	13,580,980
Purchased products sourced for resale	265,641	239,113	825,162	723,562
Personnel expenses	437,545	399,880	1,295,670	1,123,616
Other selling, general, and administrative expenses	162,040	133,543	426,585	377,430
Total costs and expenses	5,727,767	5,952,926	18,527,056	15,805,588
Income from operations	287,609	310,769	1,102,748	794,702
Interest and other income/expense, net	(15,972)	(16,662)	(57,541)	(41,419)
Income before provision for income taxes	271,637	294,107	1,045,207	753,283
Provision for income taxes	45,839	47,054	200,876	139,136
Net income	225,798	247,053	844,331	614,147
Other comprehensive loss	(49,790)	(12,034)	(76,516)	(19,482)
Comprehensive income	$176,008	$235,019	$767,815	$594,665

Basic net income per share	$1.81	$1.87	$6.60	$4.61
Diluted net income per share	$1.78	$1.85	$6.50	$4.56

Basic weighted average shares outstanding	124,980	131,845	127,944	133,201
Dilutive effect of outstanding stock awards	2,210	1,591	1,895	1,460
Diluted weighted average shares outstanding	127,190	133,436	129,839	134,661
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2021	129,186	$12,919	$673,628	$4,936,861	$(61,134)	$(3,540,340)	$2,021,934
Net income				270,348			270,348
Foreign currency adjustments					6,870		6,870
Dividends declared, $0.55 per share				(72,542)			(72,542)
Stock issued for employee benefit plans	418	42	(17,377)			26,239	8,904
Stock-based compensation expense	—	—	24,606			—	24,606
Repurchase of common stock	(1,593)	(160)				(164,458)	(164,618)
Balance March 31, 2022	128,011	12,801	680,857	5,134,667	(54,264)	(3,678,559)	2,095,502
Net income				348,185			348,185
Foreign currency adjustments					(33,596)		(33,596)
Dividends declared, $0.55 per share				(71,506)			(71,506)
Stock issued for employee benefit plans	316	31	377			20,478	20,886
Stock-based compensation expense	—	—	27,929			—	27,929
Repurchase of common stock	(3,211)	(320)				(334,665)	(334,985)
Balance June 30, 2022	125,116	12,512	709,163	5,411,346	(87,860)	(3,992,746)	2,052,415
Net income				225,798			225,798
Foreign currency adjustments					(49,790)		(49,790)
Dividends declared, $0.55 per share				(69,552)			(69,552)
Stock issued for employee benefit plans	555	56	(3,478)			40,450	37,028
Stock-based compensation expense	—	—	25,811			—	25,811
Repurchase of common stock	(5,077)	(509)				(543,640)	(544,149)
Balance September 30, 2022	120,594	$12,059	$731,496	$5,567,592	$(137,650)	$(4,495,936)	$1,677,561

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2020	134,298	$13,430	$566,022	$4,372,833	$(45,998)	$(3,026,354)	$1,879,933
Net income				173,305			173,305
Foreign currency adjustments					(7,286)		(7,286)
Dividends declared, $0.51 per share				(69,606)			(69,606)
Stock issued for employee benefit plans	357	36	(21,805)			18,766	(3,003)
Issuance of restricted stock, net of forfeitures	(26)	(3)	3				—
Stock-based compensation expense	—	—	23,989			—	23,989
Repurchase of common stock	(1,386)	(139)				(129,006)	(129,145)
Balance March 31, 2021	133,243	13,324	568,209	4,476,532	(53,284)	(3,136,594)	1,868,187
Net income				193,789			193,789
Foreign currency adjustments					(162)		(162)
Dividends declared, $0.51 per share				(69,094)			(69,094)
Stock issued for employee benefit plans	250	25	418			16,151	16,594
Stock-based compensation expense	—	—	29,161			—	29,161
Repurchase of common stock	(1,358)	(136)				(132,169)	(132,305)
Balance June 30, 2021	132,135	13,213	597,788	4,601,227	(53,446)	(3,252,612)	1,906,170
Net income				247,053			247,053
Foreign currency adjustments					(12,034)		(12,034)
Dividends declared, $0.51 per share				(68,316)			(68,316)
Stock issued for employee benefit plans	91	9	(1,418)			5,755	4,346
Stock-based compensation expense	—	—	40,812			—	40,812
Repurchase of common stock	(1,850)	(184)				(167,047)	(167,231)
Balance September 30, 2021	130,376	$13,038	$637,182	$4,779,964	$(65,480)	$(3,413,904)	$1,950,800
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$844,331	$614,147
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	68,723	68,621
Provision for credit losses	(2,407)	3,979
Stock-based compensation	78,346	93,962
Deferred income taxes	(76,362)	(11,683)
Excess tax benefit on stock-based compensation	(12,440)	(10,830)
Other operating activities	(24,011)	1,384
Changes in operating elements, net of acquisitions:
Receivables	66,536	(1,290,485)
Contract assets	90,481	(220,889)
Prepaid expenses and other	13,437	(38,525)
Accounts payable and outstanding checks	(109,493)	595,036
Accrued compensation	6,701	35,413
Accrued transportation expense	(62,278)	165,580
Accrued income taxes	(24,202)	6,400
Other accrued liabilities	22,209	4,947
Other assets and liabilities	(2,782)	2,043
Net cash provided by operating activities	876,789	19,100

INVESTING ACTIVITIES
Purchases of property and equipment	(50,719)	(26,503)
Purchases and development of software	(49,935)	(26,062)
Acquisitions, net of cash acquired	—	(14,749)
Proceeds from sale of property and equipment	63,208	—
Net cash used for investing activities	(37,446)	(67,314)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	93,415	43,183
Stock tendered for payment of withholding taxes	(26,597)	(25,246)
Repurchase of common stock	(1,023,578)	(428,801)
Cash dividends	(216,258)	(208,926)
Proceeds from long-term borrowings	200,000	—
Payments on long-term borrowings	—	(2,048)
Proceeds from short-term borrowings	3,674,000	2,768,000
Payments on short-term borrowings	(3,595,000)	(2,136,251)
Net cash (used for) provided by financing activities	(894,018)	9,911

Effect of exchange rates on cash and cash equivalents	(15,206)	(2,844)
Net change in cash and cash equivalents	(69,881)	(41,147)
Cash and cash equivalents, beginning of period	257,413	243,796
Cash and cash equivalents, end of period	$187,532	$202,649
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
Our reportable segments are North American Surface Transportation (“NAST”) and Global Forwarding, with all other segments included in All Other and Corporate. The All Other and Corporate reportable segment includes Robinson Fresh, Managed Services, Other Surface Transportation outside of North America, and other miscellaneous revenues and unallocated corporate expenses. For financial information concerning our reportable segments, refer to Note 9, Segment Reporting.
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
PROPERTY AND EQUIPMENT
During the second quarter of 2022, we sold an office building in Kansas City, Missouri, which had been previously classified as held-for-sale assets, for a sales price of $55 million and recognized a gain of $23.5 million on the sale of the building in the nine months ended September 30, 2022. We simultaneously entered into an agreement to lease the office building for 10 years.
RECENTLY ISSUED ACCOUNTING STANDARDS
For the nine months ended September 30, 2022, there were no recently issued or newly adopted accounting pronouncements that had, or are expected to have, a material impact to our consolidated financial statements.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance, December 31, 2021	$1,196,333	$210,391	$78,030	$1,484,754
Foreign currency translation	(15,180)	(7,839)	(3,432)	(26,451)
Balance, September 30, 2022	$1,181,153	$202,552	$74,598	$1,458,303

Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). As part of our Step Zero Analysis, we determined that more likely than not criteria had not been met, and therefore a Step One Analysis was not required as of September 30, 2022.

Identifiable intangible assets consisted of the following (in thousands):

	September 30, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$156,619	$(97,097)	$59,522	$169,308	$(88,302)	$81,006
Indefinite-lived intangibles
Trademarks	8,600	—	8,600	8,600	—	8,600
Total intangibles	$165,219	$(97,097)	$68,122	$177,908	$(88,302)	$89,606
Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization expense	$5,782	$6,130	$17,773	$19,416
Finite-lived intangible assets, by reportable segment, as of September 30, 2022, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Remaining 2022	$2,021	$3,326	$243	$5,590
2023	8,084	10,929	974	19,987
2024	8,008	3,266	974	12,248
2025	7,857	2,066	974	10,897
2026	7,857	335	666	8,858
Thereafter	1,310	—	632	1,942
Total				$59,522

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
We had no Level 3 assets or liabilities as of and during the periods ended September 30, 2022 and December 31, 2021. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	September 30, 2022	December 31, 2021	Maturity	September 30, 2022	December 31, 2021
Revolving credit facility	4.27%	1.23%	October 2023	$104,000	$525,000
364-day revolving credit facility	3.50%	—	May 2023	500,000	—
Senior Notes, Series A	3.97%	3.97%	August 2023	175,000	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables Securitization Facility (1)	3.74%	0.73%	November 2023	499,552	299,481
Senior Notes (1)	4.20%	4.20%	April 2028	594,828	594,168
Total debt				2,198,380	1,918,649
Less: Current maturities and short-term borrowing				(779,000)	(525,000)
Long-term debt				$1,419,380	$1,393,649
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

NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes Series A, Senior Notes Series B, and Senior Notes Series C (collectively, the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $459.5 million on September 30, 2022. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering our own risk. If the Notes were recorded at fair value, they would be classified as Level 2. Series A matures in August 2023 and is classified as current portion of debt in our Condensed Consolidated Balance Sheets as of September 30, 2022.
The Note Purchase Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including a maximum leverage ratio of 3.00 to 1.00, a minimum interest coverage ratio of 2.00 to 1.00, and a maximum consolidated priority debt to consolidated total asset ratio of 20 percent.
The Note Purchase Agreement provides for customary events of default. The occurrence of an event of default would permit certain Purchasers to declare certain Notes then outstanding to be immediately due and payable. Under the terms of the Note Purchase Agreement, the Notes are redeemable, in whole or in part, at 100 percent of the principal amount being redeemed together with a “make-whole amount” (as defined in the Note Purchase Agreement), and accrued and unpaid interest with respect to each Note. The obligations of the company under the Note Purchase Agreement and the Notes are guaranteed by C.H. Robinson Company, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the company, and by C.H. Robinson Company, Inc., a Minnesota corporation and an indirect wholly-owned subsidiary of the company. On November 19, 2021, we amended the Note Purchase Agreement to among other things, facilitate the terms of the Receivables Securitization Facility.
U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On November 19, 2021, we entered into a receivables purchase agreement and related transaction documents with Bank of America, N.A. and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of our U.S. trade accounts receivable with a total availability of $500 million as of September 30, 2022. The interest rate on borrowings under the Receivables Securitization Facility is based on Bloomberg Short Term Bank Yield Index (“BSBY”) plus a margin. There is also a commitment fee we are required to pay on any unused portion of the facility. The Receivables Securitization Facility expires on November 17, 2023, unless extended by the parties and is recorded as a noncurrent liability as of September 30, 2022. The recorded amount of borrowings outstanding on the Receivables Securitization Facility approximates fair value because it can be redeemed on short notice and the interest rate floats. We consider these borrowings to be a Level 2 financial liability. Borrowings on the Receivables Securitization Facility are included within proceeds on long-term borrowings on the consolidated statement of cash flows.
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

SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes (“Senior Notes”) through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $558.5 million as of September 30, 2022, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $594.8 million as of September 30, 2022.
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
The Senior Notes were issued under an indenture that contains covenants imposing certain limitations on our ability to incur liens or enter into sale and leaseback transactions above certain limits; and consolidate, or merge or transfer substantially all of our assets and those of our subsidiaries on a consolidated basis. It also provides for customary events of default (subject in certain cases to customary grace and cure periods), which include, among other things nonpayment, breach of covenants in the indenture, and certain events of bankruptcy and insolvency. If an event of default occurs and is continuing with respect to the Senior Notes, the trustee or holders of at least 25 percent in principal amount outstanding of the Senior Notes may declare the principal and the accrued and unpaid interest, if any, on all of the outstanding Senior Notes to be due and payable. These covenants and events of default are subject to a number of important qualifications, limitations, and exceptions that are described in the indenture. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which we must adhere.
In addition to the above financing agreements, we have a $15 million discretionary line of credit with U.S. Bank of which $7.9 million is currently utilized for standby letters of credit related to insurance collateral as of September 30, 2022. These standby letters of credit are renewed annually and were undrawn as of September 30, 2022.
NOTE 5. INCOME TAXES
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate for the three and nine months ended September 30, 2022 and 2021, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.4	0.6	1.9	1.5
Share based payment awards	(1.6)	0.4	(1.1)	(0.8)
Foreign tax credits	0.2	(0.1)	(0.8)	(0.3)
Other U.S. tax credits and incentives	(6.2)	(3.0)	(2.3)	(1.7)
Foreign	2.8	(4.2)	0.3	(1.5)
Other	(1.7)	1.3	0.2	0.3
Effective income tax rate	16.9%	16.0%	19.2%	18.5%

We have asserted that the unremitted earnings of a limited number of our foreign subsidiaries are permanently reinvested to support expansion of our international business. If we repatriated all foreign earnings that are considered to be permanently reinvested, the estimated effect on income taxes payable would be an increase of approximately $2.0 million as of September 30, 2022.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in response to the COVID-19 pandemic. The CARES Act allowed for a deferral of the employer share of federal payroll taxes. We have recognized a payroll deferral of $14.7 million under the CARES Act, which is due on December 31, 2022.

As of September 30, 2022, we have $41.6 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.7 million in the next 12 months due to the lapsing of statutes of limitations. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2015. We are currently under an Internal Revenue Service audit for 2015, 2016 and 2017 tax years.

NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$3,262	$4,070	$9,744	$12,064
Stock awards	21,788	36,012	65,738	79,361
Company expense on ESPP discount	761	730	2,864	2,537
Total stock-based compensation expense	$25,811	$40,812	$78,346	$93,962

On May 5, 2022, our shareholders approved a 2022 Equity Incentive Plan (the “Plan”) and authorized an initial 4,261,884 shares for issuance of awards thereunder. Upon approval of the Plan, no new awards may be made under our 2013 Equity Incentive Plan. The Plan allows us to grant certain stock awards, including stock options at fair market value, performance-based restricted stock units and shares, and time-based restricted stock units, to our key employees and non-employee directors. There were 4,432,184 shares available for stock awards under the Plan as of September 30, 2022. Shares subject to awards under the Plan or certain of our prior plans that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the Plan.
Stock Options - We have awarded stock options to certain key employees through 2020. The fair value of these options was established based on the market price on the date of grant calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates were the primary reasons for changes in the fair value. These grants are being expensed based on the terms of the awards. As of September 30, 2022, unrecognized compensation expense related to stock options was $16.7 million. The amount of future expense to be recognized will be based on the passage of time and the employees' continued employment.
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
Performance-based Awards
We have awarded performance-based restricted shares through 2020 to certain key employees. These awards vest over a five-year period based on the company’s earnings growth. Beginning in 2021, we have awarded annually PSUs to certain key employees. These PSUs vest over a three-year period based on the company's cumulative three-year earnings per share growth and annual adjusted gross profit growth. These PSUs contain an upside opportunity of up to 200 percent of target contingent upon obtaining certain earnings per share and adjusted gross profit growth targets.
Time-based Awards
We award time-based restricted stock units to certain key employees. Time-based awards granted through 2020 vest over a five-year period. Beginning in 2021, we have granted annually time-based awards that vest over a three-year period. These awards vest primarily based on the passage of time and the employee’s continued employment. These grants are being expensed based on the terms of the awards.
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

As of September 30, 2022, there was unrecognized compensation expense of $122.7 million related to previously granted stock awards assuming maximum achievement is obtained on our performance-based awards. The amount of future expense to be recognized will be based on the passage of time, the company’s earnings and adjusted gross profit growth, and certain other conditions.
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

Three Months Ended September 30, 2022
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
52,660	$4,311	$761

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
The internal reporting of segments is defined, based in part, on the reporting and review process used by our chief operating decision maker (“CODM”), our Chief Executive Officer. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies located in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. We do not report our intersegment revenues by reportable segment to our CODM and do not believe they are a meaningful metric for evaluating the performance of our reportable segments. Reportable segment information as of, and for the three and nine months ended September 30, 2022 and 2021, is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended September 30, 2022
Total revenues	$4,002,461	$1,511,115	$501,800	$6,015,376
Income (loss) from operations	211,899	85,953	(10,243)	287,609
Depreciation and amortization	5,739	5,368	11,868	22,975
Total assets(1)	3,624,333	2,266,923	904,274	6,795,530
Average employee headcount	7,493	5,861	4,691	18,045

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended September 30, 2021
Total revenues	$3,814,988	$1,978,901	$469,806	$6,263,695
Income (loss) from operations	149,035	165,155	(3,421)	310,769
Depreciation and amortization	6,620	5,427	10,359	22,406
Total assets(1)	3,437,461	2,438,106	727,039	6,602,606
Average employee headcount	6,764	5,167	4,037	15,968

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Nine Months Ended September 30, 2022
Total revenues	$12,264,396	$5,798,702	$1,566,706	$19,629,804
Income from operations	670,752	421,148	10,848	1,102,748
Depreciation and amortization	18,101	16,394	34,228	68,723
Total assets(1)	3,624,333	2,266,923	904,274	6,795,530
Average employee headcount	7,420	5,735	4,497	17,652

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Nine Months Ended September 30, 2021
Total revenues	$10,611,892	$4,585,734	$1,402,664	$16,600,290
Income (loss) from operations	436,911	363,956	(6,165)	794,702
Depreciation and amortization	19,779	17,352	31,490	68,621
Total assets(1)	3,437,461	2,438,106	727,039	6,602,606
Average employee headcount	6,650	4,951	3,881	15,482
_________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.

NOTE 10. REVENUE FROM CONTRACTS WITH CUSTOMERS

A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$4,002,461	$1,511,115	$210,788	$5,724,364
Sourcing(2)	—	—	291,012	291,012
Total	$4,002,461	$1,511,115	$501,800	$6,015,376

	Three Months Ended September 30, 2021
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$3,814,988	$1,978,901	$206,012	$5,999,901
Sourcing(2)	—	—	263,794	263,794
Total	$3,814,988	$1,978,901	$469,806	$6,263,695

	Nine Months Ended September 30, 2022
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$12,264,396	$5,798,702	$655,259	$18,718,357
Sourcing(2)	—	—	911,447	911,447
Total	$12,264,396	$5,798,702	$1,566,706	$19,629,804

	Nine Months Ended September 30, 2021
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$10,611,892	$4,585,734	$602,950	$15,800,576
Sourcing(2)	—	—	799,714	799,714
Total	$10,611,892	$4,585,734	$1,402,664	$16,600,290
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration and amounts are not due from our customers prior to the completion of our performance obligation and as such contract liabilities, as of September 30, 2022, and revenue recognized in the three and nine months ended September 30, 2022 and 2021 resulting from contract liabilities, were not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon shipments in-transit at period end and the timing of customer invoicing.
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

We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of September 30, 2022.

Information regarding lease expense, remaining lease term, discount rate, and other select lease information is presented below as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Costs	2022	2021	2022	2021
Operating lease expense	$23,342	$21,220	$68,069	$64,241
Short-term lease expense	1,743	2,871	5,340	5,934
Total lease expense	$25,085	$24,091	$73,409	$70,175

	Nine Months Ended September 30,
Other Lease Information	2022	2021
Operating cash flows from operating leases	$67,939	$70,997
Right-of-use lease assets obtained in exchange for new lease liabilities	122,869	38,028

Lease Term and Discount Rate	As of September 30, 2022
Weighted average remaining lease term (in years)(1)	6.5
Weighted average discount rate	3.2%
____________________________________________
(1) The weighted average remaining lease term is significantly impacted by a 15-year lease related to office space in Chicago, IL, which commenced in 2018. Excluding this lease, the weighted average remaining lease term of our agreements is 5.3 years.

The maturities of lease liabilities as of September 30, 2022, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2022	$15,277
2023	87,027
2024	68,559
2025	55,424
2026	45,347
Thereafter	137,715
Total lease payments	409,349
Less: Interest	(45,022)
Present value of lease liabilities	$364,327

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
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below for the nine months ended September 30, 2022 (in thousands):

Balance, December 31, 2021	$41,542
Provision	(1,888)
Write-offs	(6,174)
Balance, September 30, 2022	$33,480
Recoveries of amounts previously written off were not significant for the three and nine months ended September 30, 2022.
NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' Investment on our condensed consolidated balance sheets. The recorded balance on September 30, 2022 and December 31, 2021, was $137.7 million and $61.1 million, respectively. The recorded balance on September 30, 2022 and December 31, 2021 is comprised solely of foreign currency adjustments, including foreign currency translation.
Other comprehensive loss was $49.8 million for the three months ended September 30, 2022 primarily driven by fluctuations in the Euro, Singapore Dollar, Yuan, and Australian Dollar. Other comprehensive loss was $12.0 million for the three months ended September 30, 2021 primarily driven by fluctuations in the Singapore Dollar and Australian Dollar.
Other comprehensive loss was $76.5 million for the nine months ended September 30, 2022 primarily driven by fluctuations in the Singapore Dollar, Euro, Yuan, and Australian Dollar. Other comprehensive loss was $19.5 million for the nine months ended September 30, 2021 primarily driven by fluctuations in the Singapore Dollar and Australian Dollar.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes.
FORWARD-LOOKING INFORMATION
Our Quarterly Report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions or dispositions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include, but are not limited to, changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; fuel price increases or decreases, or fuel shortages; competition and growth rates within the global logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; risks associated with significant disruptions in the transportation industry; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; risks with reliance on technology to operate our business; cyber-security related risks; risks associated with operations outside of the United States; our ability to identify or complete suitable acquisitions; our ability to successfully integrate the operations of acquired companies with our historic operations; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with the potential impact of changes in government regulations; our ability to hire and retain a sufficient number of qualified personnel; risks associated with the changes to income tax regulations; risks associated with the produce industry, including food safety and contamination issues; the impact of war on the economy; changes to our capital structure; changes due to catastrophic events including pandemics such as COVID-19; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022 as well as the updates to these risk factors included in Part II—“Item 1A, Risk Factors,” herein.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Revenues:
Transportation	$5,724,364		$5,999,901		$18,718,357		$15,800,576
Sourcing	291,012		263,794		911,447		799,714
Total revenues	6,015,376		6,263,695		19,629,804		16,600,290
Costs and expenses:
Purchased transportation and related services	4,862,541		5,180,390		15,979,639		13,580,980
Purchased products sourced for resale	265,641		239,113		825,162		723,562
Direct internally developed software amortization	6,457		5,152		18,831		14,601
Total direct costs	5,134,639		5,424,655		16,823,632		14,319,143
Gross profit / Gross profit margin	880,737	14.6%	839,040	13.4%	2,806,172	14.3%	2,281,147	13.7%
Plus: Direct internally developed software amortization	6,457		5,152		18,831		14,601
Adjusted gross profit / Adjusted gross profit margin	$887,194	14.7%	$844,192	13.5%	$2,825,003	14.4%	$2,295,748	13.8%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Total revenues	$6,015,376	$6,263,695	$19,629,804	$16,600,290
Income from operations	287,609	310,769	1,102,748	794,702
Operating margin	4.8%	5.0%	5.6%	4.8%

Adjusted gross profit	$887,194	$844,192	$2,825,003	$2,295,748
Income from operations	287,609	310,769	1,102,748	794,702
Adjusted operating margin	32.4%	36.8%	39.0%	34.6%

MARKET TRENDS
The North American surface transportation market performed in a more balanced manner in the third quarter of 2022 compared to the third quarter of 2021. Declining demand within the third quarter of 2022 has resulted in a softening market as demand better aligns with capacity available in the market and reduces freight rates. Market conditions in the third quarter of 2021 were historically tight due to driver availability challenges and supply chain disruptions caused by port congestion and weather events. Industry freight volumes, as measured by the Cass Freight Index, increased 3 percent in the third quarter of 2022 compared to the third quarter of 2021. One of the metrics we use to measure market conditions is the truckload routing guide depth from our Managed Services business. Routing guide depth represents the average number of carriers contacted prior to acceptance when procuring a transportation provider. The average routing guide depth of tender in the third quarter of 2022 declined to 1.3, representing that on average, the first carrier in a shipper's routing guide was executing the shipment in most cases. This average routing guide penetration is reflective of a softening freight market compared to the 1.7 average routing guide depth in the third quarter of 2021.
Ocean freight rates fell significantly in the third quarter of 2022 as global demand slowed. The peak shipping season historically experienced in the third quarter of each year largely failed to materialize as shippers continued to work through elevated inventory levels and the global economy struggled with soaring inflation resulting in reduced consumer spending and macroeconomic uncertainty. The slowdown of global demand was most evident on the United States West Coast, as ocean freight rates and volumes declined rapidly compared to other trade lanes allowing port congestion to ease. Activity on the United States East Coast remained strong as shippers continued to divert freight to the East Coast and demand from Europe remained healthy resulting in a more gradual decline in the cost of purchased transportation relative to the United States West Coast. The slowdown of global demand has also had a significant impact on the air freight market. Air freight pricing and volumes have significantly declined driven by shippers maintaining higher inventory levels, declining consumer demand, and improving ocean schedule reliability resulting in less ocean freight converting into air freight. Air freight capacity continues to improve and drive rates lower in many trade lanes due to increased belly capacity as commercial flights become more frequent after being significantly reduced during the COVID-19 pandemic.
BUSINESS TRENDS
Our surface transportation results benefited from the declining cost of purchased transportation within the third quarter of 2022, as periods where the cost of purchased transportation declines often result in improved adjusted gross profits per transaction in our portfolio. Industry freight volumes as measured by the Cass Freight Index increased 3 percent in the third quarter of 2022 compared to the third quarter of 2021. Our combined NAST truckload and less than truckload (“LTL”) volume decreased 0.5 percent during the third quarter of 2022. As a result of the softening market conditions, our contractual rates negotiated in prior quarters contributed to an increase in our adjusted gross profit per shipment and reduced the percentage of shipments with negative adjusted gross profit margins. Our average truckload linehaul cost per mile, excluding fuel surcharges, decreased approximately 17.0 percent during the third quarter of 2022. Our average truckload linehaul rate charged to our customers, excluding fuel surcharges, decreased approximately 13.0 percent during the third quarter of 2022.
Our third quarter of 2022 global forwarding results were largely consistent with the trends discussed above in the market trends section. We experienced a significant decline in both total revenues and adjusted gross profits in our ocean and air freight businesses compared to the historically elevated levels achieved in the third quarter of 2021. The third quarter of 2021 was significantly impacted by port congestion in addition to the equipment and labor shortages that resulted in elevated purchased transportation costs. Our total ocean volumes decreased 2.5 percent driven by a decline in the Transpacific trade lane partially offset by an increase in Transatlantic shipments. Air freight tonnage decreased 16.5 percent as we experienced more customers willing to accept longer transit times by converting their freight to the ocean freight market.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select third quarter 2022 year-over-year operating comparisons to the third quarter 2021:
•Total revenues decreased 4.0 percent to $6.0 billion, driven primarily by lower ocean and air pricing, partially offset by higher pricing in LTL and truckload.
•Gross profits increased 5.0 percent to $880.7 million. Adjusted gross profits increased 5.1 percent to $887.2 million, primarily driven by higher adjusted gross profit per transaction in truckload, partially offset by the lower adjusted gross profit per transaction in ocean.
•Personnel expenses increased 9.4 percent to $437.5 million, primarily due to higher average employee headcount, which increased 13.0 percent.

•Other selling, general, and administrative (“SG&A”) expenses increased 21.3 percent to $162.0 million, primarily driven by higher legal settlements, higher purchased and contracted services, and increased travel expenses.
•Income from operations decreased 7.5 percent to $287.6 million, driven by increased operating expenses partially offset by increased adjusted gross profits.
•Adjusted operating margin of 32.4 percent decreased 440 basis points.
•Interest and other income/expenses, net totaled $16.0 million, consisting primarily of $20.8 million of interest expense, which increased $7.7 million versus last year due primarily to a higher average debt balance, partially offset by a $5.2 million favorable impact from foreign currency revaluation and realized foreign currency gains and losses primarily due to a strengthening of the U.S. Dollar versus the Yuan.
•The effective tax rate in the quarter was 16.9 percent compared to 16.0 percent in the third quarter last year.
•Net income totaled $225.8 million, down 8.6 percent from a year ago.
•Diluted earnings per share (EPS) decreased 3.8 percent to $1.78.
•Cash flow from operations improved $857.7 million in the nine months ended September 30, 2022 driven by favorable changes in operating working capital and increased net income.
CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change
Revenues:
Transportation	$5,724,364	$5,999,901	(4.6)%	$18,718,357	$15,800,576	18.5%
Sourcing	291,012	263,794	10.3%	911,447	799,714	14.0%
Total revenues	6,015,376	6,263,695	(4.0)%	19,629,804	16,600,290	18.2%
Costs and expenses:
Purchased transportation and related services	4,862,541	5,180,390	(6.1)%	15,979,639	13,580,980	17.7%
Purchased products sourced for resale	265,641	239,113	11.1%	825,162	723,562	14.0%
Personnel expenses	437,545	399,880	9.4%	1,295,670	1,123,616	15.3%
Other selling, general, and administrative expenses	162,040	133,543	21.3%	426,585	377,430	13.0%
Total costs and expenses	5,727,767	5,952,926	(3.8)%	18,527,056	15,805,588	17.2%
Income from operations	287,609	310,769	(7.5)%	1,102,748	794,702	38.8%
Interest and other income/expense, net	(15,972)	(16,662)	(4.1)%	(57,541)	(41,419)	38.9%
Income before provision for income taxes	271,637	294,107	(7.6)%	1,045,207	753,283	38.8%
Provision for income taxes	45,839	47,054	(2.6)%	200,876	139,136	44.4%
Net income	$225,798	$247,053	(8.6)%	$844,331	$614,147	37.5%

Diluted net income per share	$1.78	$1.85	(3.8)%	$6.50	$4.56	42.5%

Average employee headcount	18,045	15,968	13.0%	17,652	15,482	14.0%

Adjusted gross profit margin percentage(1)
Transportation	15.1%	13.7%	140 bps	14.6%	14.0%	60 bps
Sourcing	8.7%	9.4%	(70 bps)	9.5%	9.5%	0 bps
Total adjusted gross profit margin	14.7%	13.5%	120 bps	14.4%	13.8%	60 bps
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.

A reconciliation of our reportable segments to our consolidated results can be found in Note 9, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.

Consolidated Results of Operations—Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Total revenues and direct costs. Total transportation revenues and direct costs decreased primarily due to significant declines in our global forwarding business driven by the slowing global demand discussed in the market trends and business trends sections above compared to the historically elevated levels achieved in the prior year. The decrease was partially offset by an increase in total transportation revenues and direct costs in LTL and truckload services due to higher pricing and purchased transportation costs compared to the prior year. While LTL and truckload rates remain elevated compared to the prior year, they began to decline within the third quarter of 2022. The decline in LTL and truckload rates within the third quarter of 2022 is the result of softening market conditions as declining demand better aligns with capacity available in the market. Our sourcing total revenue and direct costs increased driven by higher pricing and cost per case and increased case volume across the retail and foodservice customer verticals.
Gross profits and adjusted gross profits. Our transportation adjusted gross profits increased due to elevated pricing in truckload and LTL services compared to the prior year, resulting in higher adjusted gross profits per transaction. These increases were partially offset by decreased adjusted gross profits in our global forwarding business driven by the slowing global demand discussed in the markets and business trends section above. Our surface transportation adjusted gross profit per transaction increased driven by the declining cost of purchased transportation within the third quarter of 2022 relative to our contractual rates negotiated in prior quarters which reduced the percentage of shipments with negative adjusted gross profit margins. Sourcing adjusted gross profits increased driven by higher adjusted gross profits per case, which is primarily related to integrated supply chain and technology services.
Operating expenses. Personnel expenses increased primarily due to an increase in salaries driven by an increase in average employee headcount. SG&A expenses increased due to increases in legal settlements, purchased and contracted services and travel expenses. This was partially offset by lower credit losses.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $20.8 million and was partially offset by a $5.2 million favorable impact of foreign currency revaluation and realized foreign currency gains and losses primarily due to a strengthening of the U.S. Dollar versus the Yuan. Interest expense increased $7.7 million during the third quarter of 2022, driven by a higher average debt balance compared to the prior year. The third quarter of 2021 included a $3.8 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses.
Provision for income taxes. Our effective income tax rate was 16.9 percent for the third quarter of 2022 compared to 16.0 percent for the third quarter of 2021. The effective income tax rate for the third quarter of 2022 was lower than the statutory federal income tax rate primarily due to U.S. tax credits and incentives, which decreased the effective income tax rate by 6.2 percentage points. This impact was partially offset by a higher tax rate on foreign earnings and state income taxes, net of federal benefit, which increased the effective income tax rate by 2.8 percentage points and 2.4 percentage points, respectively. The effective income tax rate for the third quarter of 2021 was lower than the statutory federal income tax rate primarily due to a lower tax rate on foreign earnings, which decreased our effective tax rate by 4.2 percentage points in the third quarter of 2021.
Consolidated Results of Operations—Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Total revenues and direct costs. Total transportation revenues and direct costs increased driven by higher pricing in nearly all of our service lines, most notably in ocean and truckload services. Volumes also increased in ocean and truckload services. Purchased transportation and related service costs remain elevated compared to the prior year but did start to decline during the third quarter of 2022, most notably in ocean and air freight services. Our sourcing total revenue and direct costs increased driven by higher pricing and cost per case across all customer verticals.
Gross profits and adjusted gross profits. Our transportation adjusted gross profits increased due to increased pricing compared to the prior year across most of our services, most notably in truckload, LTL, and ocean services resulting in higher adjusted gross profits per transaction. Our surface transportation adjusted gross profit per transaction also benefited from the declining cost of purchased transportation relative to our contractual rates negotiated in prior quarters which significantly reduced the percentage of shipments with negative adjusted gross profit margins. Sourcing adjusted gross profits increased driven by an increase in case volume across the retail and foodservice verticals and higher adjusted gross profits per case across all customer verticals.

Operating expenses. Personnel expenses increased primarily due to an increase in salaries and incentive compensation driven by an increase in average employee headcount. SG&A expenses increased primarily due to increases in purchased and contracted services, legal settlements, travel, and warehouse expenses, partially offset by a $23.5 million gain on the sale-leaseback of a facility in Kansas City.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $52.3 million and a $6.6 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses in the nine months ended September 30, 2022 primarily due to the impact of the strengthening U.S. Dollar versus the Euro and Australian Dollar, partially offset by a favorable impact of the strengthening U.S. Dollar versus the Yuan. Interest expense increased $14.3 million driven by a higher average debt balance compared to the prior year. The prior year included an $8.6 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses that was partially offset by a $2.9 million local government subsidy in Asia for achieving specified performance criteria that was almost entirely offset by a reduction in foreign tax credits within the provision for income taxes.
Provision for income taxes. Our effective income tax rate was 19.2 percent for the nine months ended September 30, 2022 and 18.5 percent for the nine months ended September 30, 2021. The effective income tax rate for the nine months ended September 30, 2022 was lower than the statutory federal income tax rate primarily due to U.S. tax credits and incentives, the tax impact of share-based payment awards, and the tax impact of foreign tax credits, which reduced the effective tax rate by 2.3 percentage points, 1.1 percentage points, and 0.8 percentage points, respectively. These impacts were partially offset by state income tax expense, net of federal benefit, which increased the effective income tax rate by 1.9 percentage points. The effective income tax rate for the nine months ended September 30, 2021 was lower than the statutory federal income tax rate primarily due to U.S. tax credits and incentives and a lower tax rate on foreign earnings, which reduced the effective tax rate by 1.7 percentage points and 1.5 percentage points, respectively. These impacts were partially offset by state income tax expense, net of federal benefit, which increased the effective income tax rate by 1.5 percentage points.
NAST Segment Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2022	2021	% change	2022	2021	% change
Total revenues	$4,002,461	$3,814,988	4.9%	$12,264,396	$10,611,892	15.6%
Costs and expenses:
Purchased transportation and related services	3,438,674	3,354,839	2.5%	10,569,958	9,294,039	13.7%
Personnel expenses	218,508	202,304	8.0%	644,520	571,486	12.8%
Other selling, general, and administrative expenses	133,380	108,810	22.6%	379,166	309,456	22.5%
Total costs and expenses	3,790,562	3,665,953	3.4%	11,593,644	10,174,981	13.9%
Income from operations	$211,899	$149,035	42.2%	$670,752	$436,911	53.5%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change
Average employee headcount	7,493	6,764	10.8%	7,420	6,650	11.6%
Service line volume statistics
Truckload			0.5%			2.0%
LTL			(1.5)%			(2.5)%

Adjusted gross profits(1)
Truckload	$374,095	$309,787	20.8%	$1,141,053	$876,665	30.2%
LTL	160,963	131,166	22.7%	478,573	379,438	26.1%
Other	28,729	19,196	49.7%	74,812	61,750	21.2%
Total adjusted gross profits	$563,787	$460,149	22.5%	$1,694,438	$1,317,853	28.6%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Total revenues and direct costs. NAST total revenues and direct costs increased primarily due to higher pricing and purchased transportation costs in LTL and truckload services. While prices remain elevated compared to the prior year, they began to decline within the third quarter of 2022. The decline in freight rates within the third quarter of 2022 is the result of softening market conditions as declining demand better aligns with capacity available in the market.
Gross profits and adjusted gross profits. NAST adjusted gross profits increased due to elevated pricing in truckload and LTL services compared to the prior year, resulting in higher adjusted gross profits per transaction. Our NAST adjusted gross profit per transaction increased driven by the declining cost of purchased transportation within the third quarter of 2022 relative to our contractual rates negotiated in prior quarters which reduced the percentage of shipments with negative adjusted gross profit margins. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, decreased approximately 13.0 percent in the third quarter of 2022 compared to the third quarter of 2021. Our truckload linehaul cost per mile, excluding fuel surcharges, decreased approximately 17.0 percent.
NAST other adjusted gross profits increased primarily driven by an increase in intermodal adjusted gross profits and increased warehousing services.
Operating expenses. NAST personnel expenses increased primarily due to an increase in salaries driven by an increase in average employee headcount. NAST SG&A expenses increased primarily due to increased legal settlements, increased investments in technology, and increased warehouse expenses. The operating expenses of NAST and all other segments include allocated corporate expenses. Allocated personnel expenses consist primarily of stock-based compensation allocated based upon segment participation levels in our equity plans. Remaining corporate allocations, including corporate functions and technology related expenses, are primarily included within each segment’s other SG&A and allocated based upon relevant segment operating metrics.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Total revenues and direct costs. NAST total revenues and direct costs increased due to higher pricing in truckload and LTL services, in addition to volume increases in truckload services. Purchased transportation and related service costs remain elevated compared to the prior year but have started to decline as a result of softening market conditions as declining demand better aligns with capacity available in the market.
Gross profits and adjusted gross profits. NAST adjusted gross profits increased primarily due to increased pricing in truckload and LTL services resulting in higher adjusted gross profits per transaction, in addition to an increase in volume in truckload services. Our NAST adjusted gross profit per transaction benefited from the declining cost of purchased transportation relative to our contractual rates negotiated in prior quarters, which significantly reduced the percentage of shipments with negative adjusted gross profit margins. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, increased approximately 2.0 percent. Our truckload linehaul cost per mile, excluding fuel surcharges, decreased approximately 1.5 percent.
NAST other adjusted gross profits increased driven by an increase in warehousing services and an increase in intermodal adjusted gross profits.
Operating expenses. NAST personnel expense increased primarily due to an increase in salaries and incentive compensation driven by an increase in average employee headcount. NAST SG&A expenses increased due to increased investments in technology, increased legal settlements, increased expenditures for purchased and contracted services, including temporary labor, and increased warehouse expenses.

Global Forwarding Segment Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2022	2021	% change	2022	2021	% change
Total revenues	$1,511,115	$1,978,901	(23.6)%	$5,798,702	$4,585,734	26.5%
Costs and expenses:
Purchased transportation and related services	1,262,682	1,668,003	(24.3)%	4,903,978	3,821,782	28.3%
Personnel expenses	106,608	96,298	10.7%	313,980	260,243	20.6%
Other selling, general, and administrative expenses	55,872	49,445	13.0%	159,596	139,753	14.2%
Total costs and expenses	1,425,162	1,813,746	(21.4)%	5,377,554	4,221,778	27.4%
Income from operations	$85,953	$165,155	(48.0)%	$421,148	$363,956	15.7%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change
Average employee headcount	5,861	5,167	13.4%	5,735	4,951	15.8%
Service line volume statistics
Ocean			(2.5)%			2.5%
Air			(16.5)%			(5.0)%
Customs			4.0%			6.5%

Adjusted gross profits(1)
Ocean	$159,739	$214,824	(25.6)%	$609,233	$501,136	21.6%
Air	47,058	59,621	(21.1)%	163,737	157,047	4.3%
Customs	27,881	25,468	9.5%	83,196	75,203	10.6%
Other	13,755	10,985	25.2%	38,558	30,566	26.1%
Total adjusted gross profits	$248,433	$310,898	(20.1)%	$894,724	$763,952	17.1%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Total revenues and direct costs. Global forwarding total revenues and direct costs decreased due to lower pricing and volumes in ocean and air freight services, reflecting the impact of slowing global demand discussed in the market and business trends sections above. The prior year was significantly impacted by port congestion in addition to equipment and labor shortages that resulted in pricing and costs reaching historically elevated levels. Decreased air freight volumes also reflected fewer ocean freight conversions than occurred in the prior year driven by shippers maintaining higher inventory levels, declining consumer demand, and improving ocean schedule reliability as port congestion improves in the current year.
Gross profits and adjusted gross profits. Ocean and air freight transportation adjusted gross profits decreased due to lower adjusted gross profits per transaction, in addition to a decrease in volume for both services. Customs adjusted gross profits increased driven by an increase in transaction volume.
Operating expenses. Personnel expenses increased primarily due to an increase in salaries driven by an increase in average employee headcount. SG&A expenses increased due to increased investments in technology.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Total revenues and direct costs. Total revenues and direct costs increased driven by higher pricing and, to a lesser extent, increased volumes in ocean services. These increases were partially offset by lower pricing and volumes in air freight services. The cost of purchased transportation and pricing has been elevated compared to pre-pandemic levels and compared to the prior year for much of 2022; however, the market did soften resulting in declining purchased transportation costs and pricing in the third quarter of 2022.

Gross profits and adjusted gross profits. Ocean transportation adjusted gross profits increased due to higher adjusted gross profits per transaction and increased volumes. Air freight transportation adjusted gross profits increased due to higher adjusted gross profits per transaction, partially offset by a decrease in volumes. Customs adjusted gross profits increased driven by an increase in transaction volume.
Operating expenses. Personnel expenses increased primarily due to an increase in salaries and incentive compensation driven by an increase in average employee headcount. SG&A expenses increased due to increased investments in technology, increased purchased services including temporary labor, and increased travel expenses. These increases were partially offset by favorable credit losses.
All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2022	2021	% change	2022	2021	% change
Total revenues	$501,800	$469,806	6.8%	$1,566,706	$1,402,664	11.7%
Income (loss) from operations	(10,243)	(3,421)	N/M	10,848	(6,165)	N/M

Adjusted gross profits(1)
Robinson Fresh	27,677	26,651	3.8%	93,163	81,539	14.3%
Managed Services	29,595	26,720	10.8%	85,295	78,510	8.6%
Other Surface Transportation	17,702	19,774	(10.5)%	57,383	53,894	6.5%
Total adjusted gross profits	$74,974	$73,145	2.5%	$235,841	$213,943	10.2%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Total revenues and direct costs. Total revenues and direct costs increased driven by higher pricing and cost per case and increased case volume across the retail and foodservice customer verticals within our Robinson Fresh business.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased driven by higher adjusted gross profits per case, which is primarily related to integrated supply chain and technology services. Managed Services adjusted gross profits increased due to growth in adjusted gross profit per transaction. Other Surface Transportation adjusted gross profits decreased driven by a decrease in Europe truckload adjusted gross profits.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Total revenues and direct costs. Total revenues and direct costs increased driven by higher pricing and cost per case across all customer verticals. In addition, total revenues and direct costs in Other Surface Transportation increased due to higher truckload pricing and purchased transportation costs in Europe, partially offset by a decline in Europe truckload volumes.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased driven by an increase in case volume across the retail and foodservice verticals and higher adjusted gross profits per case across all customer verticals. Managed Services adjusted gross profits increased due to an increase in freight under management, which was driven by growth in business with both new and existing customers. Other Surface Transportation adjusted gross profits increased due to higher adjusted gross profits per transaction, partially offset by a decline in Europe truckload volumes.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (in thousands):

Description	Carrying Value as of September 30, 2022	Borrowing Capacity	Maturity
Revolving credit facility	$104,000	$1,000,000	October 2023
364-day revolving credit facility	500,000	500,000	May 2023
Senior Notes, Series A	175,000	175,000	August 2023
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables Securitization Facility (1)	499,552	500,000	November 2023
Senior Notes (1)	594,828	600,000	April 2028
Total debt	$2,198,380	$3,100,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.

We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases.
Cash and cash equivalents totaled $187.5 million as of September 30, 2022 and $257.4 million as of December 31, 2021. Cash and cash equivalents held outside the United States totaled $172.7 million as of September 30, 2022 and $217.1 million as of December 31, 2021.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021	% change
Sources (uses) of cash:
Cash provided by operating activities	$876,789	$19,100	N/M

Capital expenditures	(100,654)	(52,565)
Acquisitions, net of cash acquired	—	(14,749)
Sale of property and equipment	63,208	—
Cash used for investing activities	(37,446)	(67,314)	(44.4)%

Repurchase of common stock	(1,023,578)	(428,801)
Cash dividends	(216,258)	(208,926)
Net borrowings on debt	279,000	629,701
Other financing activities	66,818	17,937
Cash (used for) provided by financing activities	(894,018)	9,911	N/M
Effect of exchange rates on cash and cash equivalents	(15,206)	(2,844)
Net change in cash and cash equivalents	$(69,881)	$(41,147)
Cash flow from operating activities. Cash provided by operating activities improved in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to favorable changes in operating working capital due to volatility in freight costs and prices and increased net income. We continue to closely monitor credit and collections activities and the quality of our accounts receivable balance to minimize risk as well as working with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.

Cash used for investing activities. Capital expenditures consisted primarily of investments in software, which are intended to design and deliver scalable solutions by transforming our processes, accelerate the pace of development and prioritizing data integrity, improve our customer and carrier experience, and increase efficiency to help expand our adjusted operating margins and grow the business.
During the second quarter of 2022, we sold an office building in Kansas City, Missouri, for a sales price of $55 million and recognized a gain of $23.5 million on the sale of the building in the nine months ended September 30, 2022. We simultaneously entered into an agreement to lease the office building for 10 years.
Cash used for financing activities. Net borrowings on debt in the nine months ended September 30, 2022 and September 30, 2021 were to fund working capital needs and share repurchases. The increase in cash used for share repurchases was due to an increase in the number of shares repurchased and a higher average price per share during the nine months ended September 30, 2022. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions. Over the long term, we remain committed to our quarterly dividend and share repurchases to enhance shareholder value. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. We may seek to retire or purchase our outstanding Senior Notes through open market cash purchases, privately negotiated transactions or otherwise.
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
As of September 30, 2022, we were in compliance with all of the covenants under the Credit Agreement, 364-day Credit Agreement, Note Purchase Agreement, Senior Notes, and Receivables Securitization Facility.
Recently Issued Accounting Pronouncements
Refer to Note 1, Basis of Presentation, contained in this Quarterly Report and in the company's 2021 Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the company's 2021 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of September 30, 2022, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the company’s 2021 Annual Report on Form 10-K for a discussion on the company’s market risk. As of September 30, 2022, there were no material changes in market risk from those disclosed in the company’s 2021 Annual Report on Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
(b) Changes in internal controls over financial reporting.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. As of September 30, 2022, there were no material changes to the risk factors set forth in the Company’s 2021 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about company purchases of common stock during the quarter ended September 30, 2022:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2022 - July 31, 2022	1,279,341	$100.21	1,266,600	15,564,721
August 1, 2022 - August 31, 2022	1,638,304	115.16	1,635,790	13,928,931
September 1, 2022 - September 30, 2022	2,185,761	105.27	2,174,821	11,754,110
Third Quarter 2022	5,103,406	$107.18	5,077,211	11,754,110
________________________________
(1) The total number of shares purchased based on trade date includes: (i) 5,077,211 shares of common stock purchased under the authorization described below; and (ii) 26,195 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(2) In December 2021, the Board of Directors increased the number of shares authorized for repurchase by 20,000,000 shares. As of September 30, 2022, there were 11,754,110 shares remaining for future repurchases. Repurchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this Quarterly Report:

10.1
Second Amendment to the Receivables Purchase Agreement, dated July 7, 2022 by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, and the various conduit purchasers, committed purchasers and purchaser agents, and administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 12, 2022)

10.2
First Amendment to the Receivables Sale Agreement, dated July 7, 2022 by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, and the originators party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 12, 2022)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended September 30, 2022 formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the company for the period ended September 30, 2022 formatted in Inline XBRL (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2022.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Robert C. Biesterfeld, Jr.
Robert C. Biesterfeld, Jr.
Chief Executive Officer

By:	/s/ Michael P. Zechmeister
Michael P. Zechmeister
Chief Financial Officer