Form 10-Q
period 2023-03-31
C. H. ROBINSON WORLDWIDE, INC.
filed 2023-04-28
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2023, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 116,438,842.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$239,160	$217,482
Receivables, net of allowance for credit loss of $18,567 and $28,749	2,681,580	2,991,753
Contract assets, net of allowance for credit loss	191,711	257,597
Prepaid expenses and other	122,195	122,406
Total current assets	3,234,646	3,589,238
Property and equipment, net of accumulated depreciation and amortization	160,864	159,432
Goodwill	1,470,686	1,470,813
Other intangible assets, net of accumulated amortization	58,397	64,026
Right-of-use lease assets	357,044	372,141
Deferred tax assets	190,919	181,602
Other assets	123,028	117,312
Total assets	$5,595,584	$5,954,564

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,411,371	$1,466,998
Outstanding checks	71,876	103,561
Accrued expenses:
Compensation	108,069	242,605
Transportation expense	145,210	199,092
Income taxes	9,333	15,210
Other accrued liabilities	176,292	168,009
Current lease liabilities	72,958	73,722
Current portion of debt	952,759	1,053,655
Total current liabilities	2,947,868	3,322,852

Long-term debt	920,272	920,049
Noncurrent lease liabilities	301,168	313,742
Noncurrent income taxes payable	27,009	28,317
Deferred tax liabilities	15,330	14,256
Other long-term liabilities	2,549	1,926
Total liabilities	4,214,196	4,601,142
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,204 and 179,204 shares issued, 116,437 and 116,323 outstanding	11,644	11,632
Additional paid-in capital	730,363	743,288
Retained earnings	5,631,750	5,590,440
Accumulated other comprehensive loss	(86,383)	(88,860)
Treasury stock at cost (62,767 and 62,881 shares)	(4,905,986)	(4,903,078)
Total stockholders’ investment	1,381,388	1,353,422
Total liabilities and stockholders’ investment	$5,595,584	$5,954,564
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Transportation	$4,327,965	$6,528,351
Sourcing	283,705	287,602
Total revenues	4,611,670	6,815,953
Costs and expenses:
Purchased transportation and related services	3,671,031	5,650,224
Purchased products sourced for resale	254,999	259,533
Personnel expenses	383,106	413,361
Other selling, general, and administrative expenses	141,501	147,361
Total costs and expenses	4,450,637	6,470,479
Income from operations	161,033	345,474
Interest and other income/expense, net	(28,265)	(14,174)
Income before provision for income taxes	132,768	331,300
Provision for income taxes	17,877	60,952
Net income	114,891	270,348
Other comprehensive income	2,477	6,870
Comprehensive income	$117,368	$277,218

Basic net income per share	$0.97	$2.07
Diluted net income per share	$0.96	$2.05

Basic weighted average shares outstanding	118,636	130,499
Dilutive effect of outstanding stock awards	1,273	1,656
Diluted weighted average shares outstanding	119,909	132,155
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2022	116,323	$11,632	$743,288	$5,590,440	$(88,860)	$(4,903,078)	$1,353,422
Net income				114,891			114,891
Foreign currency adjustments					2,477		2,477
Dividends declared, $0.61 per share				(73,581)			(73,581)
Stock issued for employee benefit plans	430	44	(28,532)			28,113	(375)
Stock-based compensation expense	—	—	15,607			—	15,607
Repurchase of common stock	(316)	(32)				(31,021)	(31,053)
Balance March 31, 2023	116,437	$11,644	$730,363	$5,631,750	$(86,383)	$(4,905,986)	$1,381,388

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2021	129,186	$12,919	$673,628	$4,936,861	$(61,134)	$(3,540,340)	$2,021,934
Net income				270,348			270,348
Foreign currency adjustments					6,870		6,870
Dividends declared, $0.55 per share				(72,542)			(72,542)
Stock issued for employee benefit plans	418	42	(17,377)			26,239	8,904
Stock-based compensation expense	—	—	24,606			—	24,606
Repurchase of common stock	(1,593)	(160)				(164,458)	(164,618)
Balance March 31, 2022	128,011	$12,801	$680,857	$5,134,667	$(54,264)	$(3,678,559)	$2,095,502
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$114,891	$270,348
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	24,380	22,486
Provision for credit losses	(6,637)	1,672
Stock-based compensation	15,607	24,606
Deferred income taxes	(10,272)	(2,916)
Excess tax benefit on stock-based compensation	(7,011)	(4,965)
Other operating activities	942	42
Changes in operating elements, net of acquisitions:
Receivables	326,244	(424,025)
Contract assets	66,124	(51,439)
Prepaid expenses and other	433	(11,924)
Accounts payable and outstanding checks	(90,724)	143,980
Accrued compensation	(134,795)	(79,885)
Accrued transportation expense	(53,882)	42,825
Accrued income taxes	(40)	48,502
Other accrued liabilities	8,169	8,099
Other assets and liabilities	1,115	(1,334)
Net cash provided by (used for) operating activities	254,544	(13,928)

INVESTING ACTIVITIES
Purchases of property and equipment	(11,371)	(10,046)
Purchases and development of software	(15,579)	(16,183)
Proceeds from sale of property and equipment	—	2,250
Net cash used for investing activities	(26,950)	(23,979)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	19,673	25,366
Stock tendered for payment of withholding taxes	(20,048)	(16,462)
Repurchase of common stock	(31,182)	(161,279)
Cash dividends	(73,435)	(72,855)
Proceeds from long-term borrowings	—	200,000
Proceeds from short-term borrowings	739,000	1,062,000
Payments on short-term borrowings	(840,000)	(1,015,000)
Net cash (used for) provided by financing activities	(205,992)	21,770

Effect of exchange rates on cash and cash equivalents	76	1,533
Net change in cash and cash equivalents	21,678	(14,604)
Cash and cash equivalents, beginning of period	217,482	257,413
Cash and cash equivalents, end of period	$239,160	$242,809
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
C.H. Robinson Worldwide, Inc. and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of transportation services and logistics solutions operating through a network of offices located in North America, Europe, Asia, Oceania, South America, and the Middle East. The consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc. and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements.
Our reportable segments are North American Surface Transportation (“NAST”) and Global Forwarding, with all other segments included in All Other and Corporate. The All Other and Corporate reportable segment includes Robinson Fresh, Managed Services, Other Surface Transportation outside of North America, and other miscellaneous revenues and unallocated corporate expenses. For financial information concerning our reportable segments, refer to Note 8, Segment Reporting.
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
Consistent with SEC rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read the condensed consolidated financial statements and related notes in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2022.
RECENTLY ISSUED ACCOUNTING STANDARDS
For the three months ended March 31, 2023, there were no recently issued or newly adopted accounting pronouncements that had, or are expected to have, a material impact to our consolidated financial statements.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance, December 31, 2022	$1,188,076	$206,189	$76,548	$1,470,813
Foreign currency translation	(865)	408	330	(127)
Balance, March 31, 2023	$1,187,211	$206,597	$76,878	$1,470,686
Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). As part of our Step Zero Analysis, we determined that more likely than not criteria had not been met, and therefore a Step One Analysis was not required as of March 31, 2023.

Identifiable intangible assets consisted of the following (in thousands):

	March 31, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$161,844	$(112,047)	$49,797	$162,358	$(106,932)	$55,426
Indefinite-lived intangibles
Trademarks	8,600	—	8,600	8,600	—	8,600
Total intangibles	$170,444	$(112,047)	$58,397	$170,958	$(106,932)	$64,026
Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Amortization expense	$5,815	$6,034
Finite-lived intangible assets, by reportable segment, as of March 31, 2023, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Remainder of 2023	$6,063	$7,986	$823	$14,872
2024	8,008	3,539	1,097	12,644
2025	7,857	2,322	1,097	11,276
2026	7,857	377	751	8,985
2027	1,310	—	503	1,813
Thereafter	—	—	207	207
Total				$49,797

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
We had no Level 3 assets or liabilities as of and during the periods ended March 31, 2023 and December 31, 2022. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	March 31, 2023	December 31, 2022	Maturity	March 31, 2023	December 31, 2022
Revolving credit facility	5.97%	—%	November 2027	$4,000	$—
364-day revolving credit facility	5.62%	5.12%	May 2023	274,000	379,000
Senior Notes, Series A	3.97%	3.97%	August 2023	175,000	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables Securitization Facility (1)	5.57%	5.01%	November 2023	499,759	499,655
Senior Notes (1)	4.20%	4.20%	April 2028	595,272	595,049
Total debt				1,873,031	1,973,704
Less: Current maturities and short-term borrowing				(952,759)	(1,053,655)
Long-term debt				$920,272	$920,049
____________________________________________
(1) Net of unamortized discounts and issuance costs.

SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the “Credit Agreement”) with a total availability of $1 billion and a maturity date of November 19, 2027. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month SOFR plus a specified margin). As of March 31, 2023, the variable rate equaled SOFR and a Credit Spread Adjustment of 0.10 percent plus 1.0 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility ranging from 0.07 percent to 0.15 percent. The recorded amount of borrowings outstanding, if any, approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
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

NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes Series A, Senior Notes Series B, and Senior Notes Series C (collectively, the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $476.5 million on March 31, 2023. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering our own risk. If the Notes were recorded at fair value, they would be classified as Level 2. Series A matures in August 2023 and is classified as current portion of debt in our Condensed Consolidated Balance Sheets as of March 31, 2023.
The Note Purchase Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including a maximum leverage ratio of 3.50 to 1.00, a minimum interest coverage ratio of 2.00 to 1.00, and a maximum consolidated priority debt to consolidated total asset ratio of 10 percent.
The Note Purchase Agreement provides for customary events of default. The occurrence of an event of default would permit certain Purchasers to declare certain Notes then outstanding to be immediately due and payable. Under the terms of the Note Purchase Agreement, the Notes are redeemable, in whole or in part, at 100 percent of the principal amount being redeemed together with a “make-whole amount” (as defined in the Note Purchase Agreement), and accrued and unpaid interest with respect to each Note. The obligations of the company under the Note Purchase Agreement and the Notes are guaranteed by C.H. Robinson Company, a Delaware corporation and a wholly-owned subsidiary of the company, and by C.H. Robinson Company, Inc., a Minnesota corporation and an indirect wholly-owned subsidiary of the company. On November 21, 2022, we executed a third amendment to the Note Purchase Agreement to among other things, facilitate the terms of the Credit Agreement.
U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On November 19, 2021, we entered into a receivables purchase agreement and related transaction documents with Bank of America, N.A. and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of our U.S. trade accounts receivable with a total availability of $500 million as of March 31, 2023. The interest rate on borrowings under the Receivables Securitization Facility is based on Bloomberg Short Term Bank Yield Index (“BSBY”) plus a margin. There is also a commitment fee we are required to pay on any unused portion of the facility. The Receivables Securitization Facility expires on November 17, 2023, unless extended by the parties. The recorded amount of borrowings outstanding on the Receivables Securitization Facility approximates fair value because it can be redeemed on short notice and the interest rate floats. We consider these borrowings to be a Level 2 financial liability. Borrowings on the Receivables Securitization Facility are included within proceeds on current borrowings on the consolidated statement of cash flows.
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
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes (“Senior Notes”) through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $578.0 million as of March 31, 2023, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $595.3 million as of March 31, 2023.
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
In addition to the above financing agreements, we have a $15 million discretionary line of credit with U.S. Bank of which $9.9 million is currently utilized for standby letters of credit related to insurance collateral as of March 31, 2023. These standby letters of credit are renewed annually and were undrawn as of March 31, 2023.

NOTE 5. INCOME TAXES
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate is as follows:

	Three Months Ended March 31,
	2023	2022
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	2.3	1.2
Share based payment awards	(5.0)	(1.3)
Foreign tax credits	(0.7)	(0.8)
Other U.S. tax credits and incentives	(3.8)	(1.9)
Foreign	(1.0)	(0.6)
Other	0.7	0.8
Effective income tax rate	13.5%	18.4%

In the quarter ended March 31, 2023, management made the determination that it is no longer indefinitely reinvested with regard to the unremitted earnings of any foreign subsidiaries although it remains indefinitely reinvested related to other taxable differences that may exist with regard to these subsidiaries. The change results in a one-time increase to tax expense of approximately $2.0 million.
As of March 31, 2023, we have $42.0 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.3 million in the next 12 months due to the lapsing of statutes of limitations. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2015. We are currently under a limited Internal Revenue Service audit for the 2015 to 2017 tax years, while the 2018 U.S. Federal statute of limitations is closed.

NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	$2,218	$3,219
Stock awards	12,012	20,063
Company expense on ESPP discount	1,377	1,324
Total stock-based compensation expense	$15,607	$24,606
On May 5, 2022, our shareholders approved a 2022 Equity Incentive Plan (the “Plan”) and authorized an initial 4,261,884 shares for issuance of awards thereunder. The Plan allows us to grant certain stock awards, including stock options at fair market value, performance-based restricted stock units and shares, and time-based restricted stock units, to our key employees and non-employee directors. Shares subject to awards under the Plan or certain of our prior plans that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the Plan. There were 3,227,872 shares available for stock awards under the Plan as of March 31, 2023.
Stock Options - We have awarded stock options to certain key employees that vest primarily based on their continued employment. The fair value of these options was established based on the market price on the date of grant calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates were the primary reasons for changes in the fair value. These grants are being expensed based on the terms of the awards. As of March 31, 2023, unrecognized compensation expense related to stock options was $11.2 million.
Stock Awards - We have awarded performance-based restricted shares, performance-based restricted stock units (“PSUs”), and time-based restricted stock units. Nearly all of our awards contain restrictions on the awardees’ ability to sell or transfer vested awards for a specified period of time. The fair value of these awards is established based on the market price on the date of grant, discounted for any post-vesting holding restrictions. The discounts on outstanding grants with post-vesting holding restrictions vary from 11 percent to 24 percent and are calculated using the Black-Scholes option pricing model-protective put method. The duration of the restriction period to sell or transfer vested awards, changes in the measured stock price volatility and changes in interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.
Performance-based Awards
We have awarded performance-based restricted shares through 2020 to certain key employees. These awards vest over a five-year period based on the company’s dilutive earnings per share growth. Beginning in 2021, we have awarded annually PSUs to certain key employees. These PSUs vest over a three-year period based achieving certain dilutive earnings per share, adjusted gross profits, and adjusted operating margin targets. These PSUs contain an upside opportunity of up to 200 percent of target contingent upon obtaining certain targets mentioned above over their respective performance period.
Time-based Awards
We award time-based restricted stock units to certain key employees. Time-based awards granted through 2020 vest over a five-year period. Beginning in 2021, we have granted annually time-based awards that vest over a three-year period. These awards vest primarily based on the passage of time and the employee’s continued employment.
We granted 272,455 PSUs at target and 688,341 time-based restricted stock units in February 2023. The PSUs and time-based restricted stock unit awards had a weighted average grant date fair value of $92.15 and $92.74, respectively, and vest over a three-year period as described above.
We have also awarded restricted stock units to certain key employees and non-employee directors, which are fully vested upon date of grant. These units contain restrictions on the awardees’ ability to sell or transfer vested units for a specified period of time. The fair value of these units is established using the same method discussed above. These awards have been expensed on the date of grant.
As of March 31, 2023, there was unrecognized compensation expense of $226.3 million related to previously granted stock awards assuming maximum achievement is obtained on our PSUs. The amount of future expense to be recognized will be based on the passage of time, and contingent upon obtaining certain dilutive earnings per share, adjusted gross profits, and adjusted operating margin targets, and certain other conditions.
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

Three Months Ended March 31, 2023
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
92,373	$7,802	$1,377

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
•Global Forwarding—Global Forwarding provides global logistics services through an international network of offices in North America, Europe, Asia, Oceania, South America, and the Middle East and also contracts with independent agents worldwide. The primary services provided by Global Forwarding include ocean freight services, air freight services, and customs brokerage.
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
The internal reporting of segments is defined, based in part, on the reporting and review process used by our chief operating decision maker (“CODM”), our Interim Chief Executive Officer. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies located in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022. We do not report our intersegment revenues by reportable segment to our CODM and do not believe they are a meaningful metric for evaluating the performance of our reportable segments. Reportable segment information is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended March 31, 2023
Total revenues	$3,304,187	$789,978	$517,505	$4,611,670
Income (loss) from operations	134,022	30,116	(3,105)	161,033
Depreciation and amortization	5,651	5,480	13,249	24,380
Total assets(1)	3,240,898	1,194,575	1,160,111	5,595,584
Average employee headcount	6,870	5,471	4,561	16,902

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended March 31, 2022
Total revenues	$4,114,889	$2,194,397	$506,667	$6,815,953
Income (loss) from operations	182,354	167,638	(4,518)	345,474
Depreciation and amortization	6,239	5,555	10,692	22,486
Total assets(1)	3,701,164	2,940,486	879,688	7,521,338
Average employee headcount	7,348	5,610	4,300	17,258
_________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.

NOTE 9. REVENUE FROM CONTRACTS WITH CUSTOMERS
A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments (in thousands):

	Three Months Ended March 31, 2023
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$3,304,187	$789,978	$233,800	$4,327,965
Sourcing(2)	—	—	283,705	283,705
Total	$3,304,187	$789,978	$517,505	$4,611,670

	Three Months Ended March 31, 2022
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$4,114,889	$2,194,397	$219,065	$6,528,351
Sourcing(2)	—	—	287,602	287,602
Total	$4,114,889	$2,194,397	$506,667	$6,815,953
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration and amounts are not due from our customers prior to the completion of our performance obligation and as such contract liabilities, as of March 31, 2023, and revenue recognized in the three months ended March 31, 2023 and 2022 resulting from contract liabilities, were not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon shipments in-transit at period end and the timing of customer invoicing.

NOTE 10. LEASES
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
We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of March 31, 2023.
Information regarding lease expense, remaining lease term, discount rate, and other select lease information is presented below as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022, is as follows (dollars in thousands):

	Three Months Ended March 31,
Lease Costs	2023	2022
Operating lease expense	$24,653	$21,645
Short-term lease expense	1,414	2,460
Total lease expense	$26,067	$24,105

	Three Months Ended March 31,
Other Lease Information	2023	2022
Operating cash flows from operating leases	$24,815	$21,381
Right-of-use lease assets obtained in exchange for new lease liabilities	6,739	23,646

Lease Term and Discount Rate	As of March 31, 2023	As of December 31, 2022
Weighted average remaining lease term (in years)	6.3	6.4
Weighted average discount rate	3.5%	3.5%

The maturities of lease liabilities as of March 31, 2023, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2023	$63,212
2024	80,204
2025	65,986
2026	54,217
2027	43,301
Thereafter	115,175
Total lease payments	422,095
Less: Interest	(47,969)
Present value of lease liabilities	$374,126
NOTE 11. ALLOWANCE FOR CREDIT LOSSES
Our allowance for credit losses is computed using a number of factors including our past credit loss experience, the aging of amounts due from our customers, and our customers' credit ratings, in addition to other customer-specific factors. We have also considered recent trends and developments related to the current macroeconomic environment in determining our ending allowance for credit losses for both accounts receivable and contract assets. The allowance for credit losses on contract assets was not significant as of March 31, 2023.
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below (in thousands):

Balance, December 31, 2022	$28,749
Provision	(6,400)
Write-offs	(3,782)
Balance, March 31, 2023	$18,567
Recoveries of amounts previously written off were not significant for the three months ended March 31, 2023.
NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' Investment on our condensed consolidated balance sheets. The recorded balance on March 31, 2023 and December 31, 2022, was $86.4 million and $88.9 million, respectively. The recorded balance on March 31, 2023 and December 31, 2022 is comprised solely of foreign currency adjustments, including foreign currency translation.
Other comprehensive income was $2.5 million for the three months ended March 31, 2023, primarily driven by fluctuations in the Euro. Other comprehensive income was $6.9 million for the three months ended March 31, 2022, primarily driven by fluctuations in the Australian Dollar and Singapore Dollar.
NOTE 13: RESTRUCTURING
In 2022, we announced organizational changes to support our enterprise strategy of accelerating our digital transformation and productivity initiatives. We continued to execute upon these digital transformation and productivity initiatives in 2023, which resulted in further restructuring charges to better align our workforce as a result of these initiatives and in consideration of the changing freight transportation market. We recognized additional restructuring charges of $3.7 million in the first quarter of 2023 primarily related to workforce reductions. We expect to complete our restructuring actions by the end of 2023.
For severance and other operating expenses related to restructuring activities, we paid $15.2 million in cash in the first quarter of 2023 with the majority of the remaining $7.5 million accrued as of March 31, 2023 expected to be paid by the end of 2023.

A summary of the restructuring charges recognized is presented below (in thousands):

Three Months Ended March 31,
2023
Severance(1)	$3,138
Other personnel expenses(1)	460
Other selling, general, and administrative expenses(2)	124
Total	$3,722
________________________________
(1) Amounts are included within personnel expenses in our consolidated statements of operations.
(2) Amounts are included within other selling, general, and administrative expenses in our consolidated statements of operations.
The following table summarizes restructuring charges by reportable segment for the three months ended March 31, 2023 (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$829	$1,538	$1,231	$3,598
Other selling, general, and administrative expenses	—	124	—	124
The following table summarizes activity related to our restructuring initiatives and reserves included in our consolidated balance sheets as of December 31, 2022 and March 31, 2023:

	Accrued Severance and Other Personnel Expenses	Accrued Other Selling, General, and Administrative Expenses	Total
Balance, December 31, 2022	$18,976	$—	$18,976
Restructuring charges	3,598	124	3,722
Cash payments	(15,178)	—	(15,178)
Accrual adjustments(1)	5	—	5
Balance, March 31, 2023	$7,401	$124	$7,525
________________________________
(1) Accrual adjustments primarily relate to changes in estimates for certain employee termination costs, including those settling for an amount different than originally estimated and foreign currency adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes.
FORWARD-LOOKING INFORMATION
Our Quarterly Report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions or dispositions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include, but are not limited to, changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; fuel price increases or decreases, or fuel shortages; competition and growth rates within the global logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; risks associated with significant disruptions in the transportation industry; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; risks with reliance on technology to operate our business; cyber-security related risks; risks associated with operations outside of the United States; our ability to identify or complete suitable acquisitions; our ability to successfully integrate the operations of acquired companies with our historic operations; risks related to our search for a permanent CEO and retention of key management personnel; climate change related risks; risks associated with our indebtedness; interest rate related risks; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with the potential impact of changes in government regulations; risks associated with the changes to income tax regulations; risks associated with the produce industry, including food safety and contamination issues; the impact of war on the economy; changes to our capital structure; changes due to catastrophic events including pandemics such as COVID-19; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 17, 2023 as well as the updates to these risk factors included in Part II—“Item 1A, Risk Factors,” herein.
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

Our adjusted gross profits and adjusted gross profit margin are non-GAAP financial measures. Adjusted gross profits is calculated as gross profits excluding amortization of internally developed software utilized to directly serve our customers and contracted carriers. Adjusted gross profit margin is calculated as adjusted gross profits divided by total revenues. We believe adjusted gross profits and adjusted gross profit margin are useful measures of our ability to source, add value, and sell services and products that are provided by third parties, and we consider adjusted gross profits to be a primary performance measurement. Accordingly, the discussion of our results of operations often focuses on the changes in our adjusted gross profits and adjusted gross profit margin. The reconciliation of gross profits to adjusted gross profits and gross profit margin to adjusted gross profit margin is presented below (dollars in thousands):

	Three Months Ended March 31,
	2023		2022
Revenues:
Transportation	$4,327,965		$6,528,351
Sourcing	283,705		287,602
Total revenues	4,611,670		6,815,953
Costs and expenses:
Purchased transportation and related services	3,671,031		5,650,224
Purchased products sourced for resale	254,999		259,533
Direct internally developed software amortization	7,317		5,734
Total direct costs	3,933,347		5,915,491
Gross profits / Gross profit margin	678,323	14.7%	900,462	13.2%
Plus: Direct internally developed software amortization	7,317		5,734
Adjusted gross profits / Adjusted gross profit margin	$685,640	14.9%	$906,196	13.3%
Our adjusted operating margin is a non-GAAP financial measure calculated as operating income divided by adjusted gross profits. We believe adjusted operating margin is a useful measure of our profitability in comparison to our adjusted gross profits, which we consider a primary performance metric as discussed above. The reconciliation of operating margin to adjusted operating margin is presented below (dollars in thousands):

	Three Months Ended March 31,
	2023	2022

Total revenues	$4,611,670	$6,815,953
Income from operations	161,033	345,474
Operating margin	3.5%	5.1%

Adjusted gross profits	$685,640	$906,196
Income from operations	161,033	345,474
Adjusted operating margin	23.5%	38.1%

MARKET TRENDS
The balance of supply and demand in the North American surface transportation market continued to shift towards a market with excess carrier capacity in the first quarter of 2023. As shippers continue to manage through elevated inventories amidst slowing economic growth, surface transportation rates have continued to decline. As surface transportation spot rates approach the breakeven cost per mile to operate a truck the market is likely at, or nearing, the bottom of the industry cycle which typically results in capacity exiting the market. Conversely, the first quarter of 2022 exhibited tight carrier capacity for much of the period until the signs of market softening began to appear which have continued into 2023. Industry freight volumes, as measured by the Cass Freight Index, were approximately flat in the first quarter of 2023 compared to the first quarter of 2022. One of the metrics we use to measure market conditions is the truckload routing guide depth from our Managed Services business. Routing guide depth represents the average number of carriers contacted prior to acceptance when procuring a transportation provider. The average routing guide depth of tender in the first quarter of 2023 declined to 1.2, which is the lowest level we have seen since the pandemic impacted the second quarter of 2020, compared to 1.7 average routing guide depth in the first quarter of 2022. The average routing guide depth in the first quarter of 2023 represents that on average, the first carrier in a shipper's routing guide was executing the shipment in most cases.
The global forwarding market continues to be negatively impacted by elevated inventory levels and the weak consumer demand experienced in the second half of 2022. This has resulted in ocean freight rates and volumes declining even further following the period of significant declines experienced in the second half of 2022. Several consecutive quarters of weak consumer demand has nearly eliminated the challenges from port congestion and transportation equipment shortages that were impacting the global forwarding market in recent years. In an effort to adapt to weak consumer demand, steamship lines continue rationalizing services by reducing capacity where possible with blank sailings and slow steaming. The slowdown of global demand also continues to significantly impact the air freight market. Air freight pricing and volumes have declined significantly driven by shippers maintaining higher inventory levels, declining consumer demand, and the declining price of ocean freight resulting in less ocean freight converting into air freight. There continues to be more than sufficient air freight capacity to support the weak demand which continues to drive rates lower in many trade lanes.
BUSINESS TRENDS
Our first quarter of 2023 surface transportation results were largely consistent with the trends discussed in the market trends section. The excess carrier capacity in the market led to significant declines in transportation rates. This resulted in declines in both our total revenues and adjusted gross profits in the first quarter of 2023 compared to the strong results achieved in the first quarter of 2022. The weak consumer demand combined with excess carrier capacity in the first quarter of 2023 resulted in lower adjusted gross profits per transaction, most significantly in our transactional or spot market opportunities. Industry freight volumes as measured by the Cass Freight Index were approximately flat in the first quarter of 2023 compared to the first quarter of 2022. Our combined NAST truckload and less than truckload (“LTL”) volume decreased 4.5 percent during the first quarter of 2023. Our average truckload linehaul cost per mile, excluding fuel surcharges, decreased approximately 28.5 percent during the first quarter of 2023. Our average truckload linehaul rate charged to our customers, excluding fuel surcharges, decreased approximately 27.5 percent during the first quarter of 2023.
Our first quarter of 2023 global forwarding results were largely consistent with the trends discussed in the market trends section. We experienced a significant decline in both total revenues and adjusted gross profits in our ocean and air freight businesses compared to the levels achieved in the first quarter of 2022. These declines were driven by the elevated inventory levels and weak consumer demand that have resulted in significant declines in both ocean and air freight rates and volumes. Our ocean volumes decreased 14.5 percent while our air freight tonnage decreased 18.5 percent.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select first quarter 2023 year-over-year operating comparisons to the first quarter 2022:
•Total revenues decreased 32.3 percent to $4.6 billion, driven primarily by lower ocean and truckload pricing.
•Gross profits decreased 24.7 percent to $678.3 million. Adjusted gross profits decreased 24.3 percent to $685.6 million, primarily driven by lower adjusted gross profits per transaction in ocean and truckload.
•Personnel expenses decreased 7.3 percent to $383.1 million, primarily due to cost optimization efforts, including lower average employee headcount, which decreased 2.1 percent, and lower variable compensation.
•Other selling, general, and administrative (“SG&A”) expenses decreased 4.0 percent to $141.5 million, primarily driven by decreased credit losses.

•Income from operations decreased 53.4 percent to $161.0 million, driven by decreased adjusted gross profits, partially offset by the decline in operating expenses.
•Adjusted operating margin of 23.5 percent declined 1,460 basis points.
•Interest and other income/expenses, net totaled $28.3 million, consisting primarily of $23.5 million of interest expense, which increased $9.0 million versus last year due primarily to higher variable interest rates, and a $9.6 million unfavorable impact from foreign currency revaluation and realized foreign currency gains and losses primarily related to foreign currency impacts on intercompany assets and liabilities.
•The effective tax rate in the quarter was 13.5 percent compared to 18.4 percent in the first quarter last year.
•Net income totaled $114.9 million, down 57.5 percent from a year ago.
•Diluted earnings per share (EPS) decreased 53.2 percent to $0.96.
•Cash flow from operations improved $268.5 million in the three months ended March 31, 2023 driven by changes in operating working capital.
CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022	% change
Revenues:
Transportation	$4,327,965	$6,528,351	(33.7)%
Sourcing	283,705	287,602	(1.4)%
Total revenues	4,611,670	6,815,953	(32.3)%
Costs and expenses:
Purchased transportation and related services	3,671,031	5,650,224	(35.0)%
Purchased products sourced for resale	254,999	259,533	(1.7)%
Personnel expenses	383,106	413,361	(7.3)%
Other selling, general, and administrative expenses	141,501	147,361	(4.0)%
Total costs and expenses	4,450,637	6,470,479	(31.2)%
Income from operations	161,033	345,474	(53.4)%
Interest and other income/expense, net	(28,265)	(14,174)	99.4%
Income before provision for income taxes	132,768	331,300	(59.9)%
Provision for income taxes	17,877	60,952	(70.7)%
Net income	$114,891	$270,348	(57.5)%

Diluted net income per share	$0.96	$2.05	(53.2)%

Average employee headcount	16,902	17,258	(2.1)%

Adjusted gross profit margin percentage(1)
Transportation	15.2%	13.5%	170 bps
Sourcing	10.1%	9.8%	30 bps
Total adjusted gross profit margin	14.9%	13.3%	160 bps
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.

A reconciliation of our reportable segments to our consolidated results can be found in Note 8, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.
Consolidated Results of Operations—Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Total revenues and direct costs. Total transportation revenues and direct costs decreased significantly primarily due to lower pricing and purchased transportation costs in ocean and truckload services, in addition to volume declines in nearly all service lines compared to the strong results in the prior year. The declines in pricing and purchased transportation costs were driven by the slowing global demand and excess carrier capacity discussed in the market trends and business trends sections above. This compared to the historically elevated pricing and volumes in the prior year driven by the continued supply chain disruptions that impacted the global forwarding and surface transportation markets in the first quarter of 2022. Our sourcing total revenue and direct costs decreased driven by declining pricing and cost per case with retail customers, partially offset by increased case volume with foodservice customers.
Gross profits and adjusted gross profits. Our transportation adjusted gross profits decreased driven by lower ocean and air freight adjusted gross profits in our global forwarding business driven by the slowing global demand discussed in the market trends and business trends sections above. Lower adjusted gross profits per transaction in truckload and LTL services from decreased pricing and lower volume in nearly all service lines also contributed to the decline in adjusted gross profits. Sourcing adjusted gross profits increased driven by integrated supply chain solutions within the foodservice and retail verticals.
Operating expenses. Personnel expenses decreased primarily due to lower variable compensation reflecting the decline in results relative to the prior year and lower average employee headcount. SG&A expenses decreased due to lower credit losses and lower expenditures for purchased services including temporary labor.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $23.5 million and a $9.6 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses primarily related to foreign currency impacts on intercompany assets and liabilities. Interest expense increased $9.0 million during the first quarter of 2023, driven by higher variable interest rates. The first quarter of 2022 included a $1.5 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses.
Provision for income taxes. Our effective income tax rate was 13.5 percent for the first quarter of 2023 compared to 18.4 percent for the first quarter of 2022. The effective income tax rate for the first quarter of 2023 was lower than the statutory federal income tax rate primarily due to the tax benefits of share-based payment awards, which reduced the effective tax rate by 5.0 percentage points, and U.S. tax credits and incentives, which decreased the effective income tax rate by 3.8 percentage points. These impacts were partially offset by a higher tax rate on state income taxes, net of federal benefit, which increased the effective income tax rate by 2.3 percentage points during the first quarter of 2023. The effective income tax rate for the first quarter of 2022 was lower than the statutory federal income tax rate primarily due to the tax impact of U.S. tax credits and incentives, which reduced the effective tax rate by 1.9 percentage points, and the tax benefits of share-based payment awards, which reduced the effective tax rate by 1.3 percentage points. These impacts were partially offset by a higher tax rate on state income taxes, net of federal benefit, which increased the effective income tax rate by 1.2 percentage points in the first quarter of 2022.

NAST Segment Results of Operations

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	% change
Total revenues	$3,304,187	$4,114,889	(19.7)%
Costs and expenses:
Purchased transportation and related services	2,877,532	3,608,789	(20.3)%
Personnel expenses	176,012	200,802	(12.3)%
Other selling, general, and administrative expenses	116,621	122,944	(5.1)%
Total costs and expenses	3,170,165	3,932,535	(19.4)%
Income from operations	$134,022	$182,354	(26.5)%

	Three Months Ended March 31,
	2023	2022	% change
Average employee headcount	6,870	7,348	(6.5)%
Service line volume statistics
Truckload			(3.5)%
LTL			(5.0)%

Adjusted gross profits(1)
Truckload	$261,519	$334,910	(21.9)%
LTL	137,078	150,742	(9.1)%
Other	28,058	20,448	37.2%
Total adjusted gross profits	$426,655	$506,100	(15.7)%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Total revenues and direct costs. NAST total revenues and direct costs decreased primarily due to significantly lower pricing and purchased transportation costs in truckload services, reflecting the excess carrier capacity and slowing economic growth discussed above in the market trends section. These conditions resulted in continued significant declines in surface transportation rates in the current quarter versus the historically elevated levels of truckload pricing in the first quarter of 2022. The elevated pricing and purchased transportation cost environment in the prior year was due to the tight carrier capacity caused by driver availability challenges and the supply chain disruptions facing the industry in the first quarter of 2022.
Gross profits and adjusted gross profits. NAST adjusted gross profits decreased due to lower pricing in truckload services, resulting in lower adjusted gross profits per shipment most notably on transactional volume. A decline in truckload volumes also contributed to the decline in NAST adjusted gross profits. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, decreased approximately 27.5 percent in the first quarter of 2023 compared to the first quarter of 2022. Our truckload linehaul cost per mile, excluding fuel surcharges, decreased approximately 28.5 percent. NAST LTL adjusted gross profits decreased due to lower adjusted gross profits per transaction and a decline in LTL volumes. NAST other adjusted gross profits increased primarily driven by increased warehousing services.
Operating expenses. NAST personnel expenses decreased primarily due to lower variable compensation and lower average employee headcount. NAST SG&A expenses decreased primarily due to a decrease in credit losses and lower expenditures for purchased services including temporary labor. The operating expenses of NAST and all other segments include allocated corporate expenses. Allocated personnel expenses consist primarily of stock-based compensation allocated based upon segment participation levels in our equity plans. Remaining corporate allocations, including corporate functions and technology related expenses, are primarily included within each segment’s other SG&A expenses, and are allocated based upon relevant segment operating metrics.

Global Forwarding Segment Results of Operations

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	% change
Total revenues	$789,978	$2,194,397	(64.0)%
Costs and expenses:
Purchased transportation and related services	612,059	1,872,549	(67.3)%
Personnel expenses	92,263	101,276	(8.9)%
Other selling, general, and administrative expenses	55,540	52,934	4.9%
Total costs and expenses	759,862	2,026,759	(62.5)%
Income from operations	$30,116	$167,638	(82.0)%

	Three Months Ended March 31,
	2023	2022	% change
Average employee headcount	5,471	5,610	(2.5)%
Service line volume statistics
Ocean			(14.5)%
Air			(18.5)%
Customs			(14.0)%

Adjusted gross profits(1)
Ocean	$110,121	$221,401	(50.3)%
Air	30,902	60,567	(49.0)%
Customs	23,334	27,495	(15.1)%
Other	13,562	12,385	9.5%
Total adjusted gross profits	$177,919	$321,848	(44.7)%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Total revenues and direct costs. Global Forwarding total revenues and direct costs decreased driven by weak consumer demand resulting in significant declines in both ocean and air freight rates and volumes discussed in the market and business trends sections above. The prior year included strong ocean freight volumes and air freight tonnage and was significantly impacted by supply chain disruptions caused by port congestion and transportation equipment shortages that resulted in elevated pricing and direct costs.
Gross profits and adjusted gross profits. Ocean and air freight transportation adjusted gross profits decreased due to lower adjusted gross profits per transaction in addition to a decrease in volume for both services. Customs adjusted gross profits decreased driven by a decrease in transaction volume.
Operating expenses. Personnel expenses decreased primarily due to lower variable compensation and a decrease in average employee headcount. SG&A expenses increased due to increased investments in technology, partially offset by lower credit losses.

All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	% change
Total revenues	$517,505	$506,667	2.1%
Income (loss) from operations	(3,105)	(4,518)	(31.3)%

Adjusted gross profits(1)
Robinson Fresh	31,145	30,505	2.1%
Managed Services	28,970	28,082	3.2%
Other Surface Transportation	20,951	19,661	6.6%
Total adjusted gross profits	$81,066	$78,248	3.6%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Total revenues and direct costs. Total revenues and direct costs increased driven by higher truckload volume in Europe within our Other Surface Transportation business.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased driven by integrated supply chain solutions for foodservice and retail customers. Managed Services adjusted gross profits increased due to growth with existing and new customers. Other Surface Transportation adjusted gross profits increased driven by higher Europe truckload adjusted gross profits.
LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (in thousands):

Description	Carrying Value as of March 31, 2023	Borrowing Capacity	Maturity
Revolving credit facility	$4,000	$1,000,000	November 2027
364-day revolving credit facility	274,000	500,000	May 2023
Senior Notes, Series A	175,000	175,000	August 2023
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables Securitization Facility (1)	499,759	500,000	November 2023
Senior Notes (1)	595,272	600,000	April 2028
Total debt	$1,873,031	$3,100,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.
We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases.
Cash and cash equivalents totaled $239.2 million as of March 31, 2023 and $217.5 million as of December 31, 2022. Cash and cash equivalents held outside the United States totaled $223.2 million as of March 31, 2023 and $204.7 million as of December 31, 2022.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.

The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	% change
Sources (uses) of cash:
Cash provided by (used for) operating activities	$254,544	$(13,928)	N/M

Capital expenditures	(26,950)	(26,229)
Sale of property and equipment	—	2,250
Cash used for investing activities	(26,950)	(23,979)	12.4%

Repurchase of common stock	(31,182)	(161,279)
Cash dividends	(73,435)	(72,855)
Net (payments) borrowings on debt	(101,000)	247,000
Other financing activities	(375)	8,904
Cash (used for) provided by financing activities	(205,992)	21,770	N/M
Effect of exchange rates on cash and cash equivalents	76	1,533
Net change in cash and cash equivalents	$21,678	$(14,604)
Cash flow from operating activities. Cash provided by (used for) operating activities improved in the first quarter of 2023 compared to the first quarter of 2022 due to a decrease in net operating working capital driven by declining freight rates, most notably in our ocean and truckload services as discussed in the market and business trends sections. This impact was partially offset by a decline in net income in the first quarter of 2023. The prior year was impacted by increasing net operating working capital due to increasing pricing and volumes in nearly all services, most notably in global forwarding, which resulted in a net use of cash for operating activities in the first quarter of 2022. We continue to closely monitor credit and collections activities and the quality of our accounts receivable balance to minimize risk as well as work with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.
Cash used for investing activities. Capital expenditures consisted primarily of investments in software, which are intended to develop and deliver scalable solutions by transforming our processes, accelerate the pace of development and prioritizing data integrity, improve our customer and carrier experience, and increase efficiency to help expand our adjusted operating margins and grow the business.
Cash used for financing activities. Net payments on debt in the first quarter of 2023 were to reduce the current portion of our debt outstanding. Net borrowings in the first quarter of 2022 were primarily to fund share repurchases and working capital needs. The decrease in cash used for share repurchases was primarily due to a decrease in the number of shares repurchased during the first quarter of 2023. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions. Our 364-day revolving credit facility, Senior Notes, Series A, and Receivables Securitization Facility all have maturity dates in 2023. To the extent we reduce our outstanding debt on these facilities or our other debt facilities, it may reduce the number of shares we repurchase in 2023. Over the long term, we remain committed to our quarterly dividend and share repurchases to enhance shareholder value. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. We may seek to retire or purchase our outstanding Senior Notes through open market cash purchases, privately negotiated transactions or otherwise.
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
As of March 31, 2023, we were in compliance with all of the covenants under our debt agreements.
Recently Issued Accounting Pronouncements
Refer to Note 1, Basis of Presentation, contained in this Quarterly Report and in the company's 2022 Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the company's 2022 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of March 31, 2023, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the company’s 2022 Annual Report on Form 10-K for a discussion on the company’s market risk. As of March 31, 2023, there were no material changes in market risk from those disclosed in the company’s 2022 Annual Report on Form 10-K.
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
Our management, including our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
(b) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. As of March 31, 2023, there were no material changes to the risk factors set forth in the company’s 2022 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about company purchases of common stock during the quarter ended March 31, 2023:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2023 - January 31, 2023	119,613	$94.06	111,497	7,297,701
February 1, 2023 - February 28, 2023	261,636	104.01	89,750	7,207,951
March 1, 2023 - March 31, 2023	127,628	99.02	115,250	7,092,701
First Quarter 2023	508,877	$100.42	316,497	7,092,701
________________________________
(1) The total number of shares purchased based on trade date includes: (i) 316,497 shares of common stock purchased under the authorization described below; and (ii) 192,380 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(2) In December 2021, the Board of Directors increased the number of shares authorized for repurchase by 20,000,000 shares. As of March 31, 2023, there were 7,092,701 shares remaining for future repurchases. Repurchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this Quarterly Report:

10.1	Form of 2023 Interim CEO Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the company’s Form 8-K filed on January 3, 2023)

10.2	Form of 2023 Retention Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the company’s Form 8-K filed on January 3, 2023)

10.3+
Cooperation Agreement, dated January 6, 2023, by and among C.H. Robinson Worldwide, Inc., Ancora Catalyst Institutional, LP, Pacific Point Wealth Advisors, LLC and the other entities and natural persons party thereto (incorporated by reference to Exhibit 10.1 to the company’s Form 8-K filed on January 6, 2023)

10.4*+	Form of 2023 Performance Stock Unit Award Agreement

10.5*	Form of 2023 Restricted Stock Unit Award Agreement

10.6*	Form of 2023 Non-Employee Director Restricted Stock Unit Award Agreement

31.1	Certification of the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended March 31, 2023 formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the company for the period ended March 31, 2023 formatted in Inline XBRL (embedded within the Inline XBRL document)

*	Filed herewith
+	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The company agrees to furnish supplementary a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission (the “SEC”) upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2023.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Scott P. Anderson
Scott P. Anderson
Interim Chief Executive Officer

By:	/s/ Michael P. Zechmeister
Michael P. Zechmeister
Chief Financial Officer