Form 10-Q
period 2023-06-30
C. H. ROBINSON WORLDWIDE, INC.
filed 2023-08-04
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2023, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 116,431,364.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$210,155	$217,482
Receivables, net of allowance for credit loss of $14,461 and $28,749	2,505,130	2,991,753
Contract assets, net of allowance for credit loss	188,207	257,597
Prepaid expenses and other	147,993	122,406
Total current assets	3,051,485	3,589,238
Property and equipment, net of accumulated depreciation and amortization	159,222	159,432
Goodwill	1,469,407	1,470,813
Other intangible assets, net of accumulated amortization	52,591	64,026
Right-of-use lease assets	343,734	372,141
Deferred tax assets	201,858	181,602
Other assets	126,964	117,312
Total assets	$5,405,261	$5,954,564

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,358,619	$1,466,998
Outstanding checks	90,969	103,561
Accrued expenses:
Compensation	112,421	242,605
Transportation expense	142,568	199,092
Income taxes	9,763	15,210
Other accrued liabilities	159,065	168,009
Current lease liabilities	72,223	73,722
Current portion of debt	815,863	1,053,655
Total current liabilities	2,761,491	3,322,852

Long-term debt	920,495	920,049
Noncurrent lease liabilities	288,960	313,742
Noncurrent income taxes payable	28,104	28,317
Deferred tax liabilities	15,099	14,256
Other long-term liabilities	3,005	1,926
Total liabilities	4,017,154	4,601,142
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,204 and 179,204 shares issued, 116,335 and 116,323 outstanding	11,633	11,632
Additional paid-in capital	734,244	743,288
Retained earnings	5,655,489	5,590,440
Accumulated other comprehensive loss	(92,919)	(88,860)
Treasury stock at cost (62,869 and 62,881 shares)	(4,920,340)	(4,903,078)
Total stockholders’ investment	1,388,107	1,353,422
Total liabilities and stockholders’ investment	$5,405,261	$5,954,564
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Transportation	$4,084,827	$6,465,642	$8,412,792	$12,993,993
Sourcing	337,029	332,833	620,734	620,435
Total revenues	4,421,856	6,798,475	9,033,526	13,614,428
Costs and expenses:
Purchased transportation and related services	3,453,560	5,466,874	7,124,591	11,117,098
Purchased products sourced for resale	302,800	299,988	557,799	559,521
Personnel expenses	377,277	444,764	760,383	858,125
Other selling, general, and administrative expenses	155,596	117,184	297,097	264,545
Total costs and expenses	4,289,233	6,328,810	8,739,870	12,799,289
Income from operations	132,623	469,665	293,656	815,139
Interest and other income/expense, net	(18,259)	(27,395)	(46,524)	(41,569)
Income before provision for income taxes	114,364	442,270	247,132	773,570
Provision for income taxes	17,048	94,085	34,925	155,037
Net income	97,316	348,185	212,207	618,533
Other comprehensive loss	(6,536)	(33,596)	(4,059)	(26,726)
Comprehensive income	$90,780	$314,589	$208,148	$591,807

Basic net income per share	$0.82	$2.71	$1.79	$4.78
Diluted net income per share	$0.81	$2.67	$1.77	$4.71

Basic weighted average shares outstanding	118,500	128,405	118,567	129,447
Dilutive effect of outstanding stock awards	1,307	1,933	1,253	1,771
Diluted weighted average shares outstanding	119,807	130,338	119,820	131,218
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2022	116,323	$11,632	$743,288	$5,590,440	$(88,860)	$(4,903,078)	$1,353,422
Net income				114,891			114,891
Foreign currency adjustments					2,477		2,477
Dividends declared, $0.61 per share				(73,581)			(73,581)
Stock issued for employee benefit plans	430	44	(28,532)			28,113	(375)
Stock-based compensation expense	—	—	15,607			—	15,607
Repurchase of common stock	(316)	(32)				(31,021)	(31,053)
Balance March 31, 2023	116,437	11,644	730,363	5,631,750	(86,383)	(4,905,986)	1,381,388
Net income				97,316			97,316
Foreign currency adjustments					(6,536)		(6,536)
Dividends declared, $0.61 per share				(73,577)			(73,577)
Stock issued for employee benefit plans	228	22	(2,154)			17,338	15,206
Stock-based compensation expense	—	—	6,035			—	6,035
Repurchase of common stock	(330)	(33)				(31,692)	(31,725)
Balance June 30, 2023	116,335	$11,633	$734,244	$5,655,489	$(92,919)	$(4,920,340)	$1,388,107

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2021	129,186	$12,919	$673,628	$4,936,861	$(61,134)	$(3,540,340)	$2,021,934
Net income				270,348			270,348
Foreign currency adjustments					6,870		6,870
Dividends declared, $0.55 per share				(72,542)			(72,542)
Stock issued for employee benefit plans	418	42	(17,377)			26,239	8,904
Stock-based compensation expense	—	—	24,606			—	24,606
Repurchase of common stock	(1,593)	(160)				(164,458)	(164,618)
Balance March 31, 2022	128,011	12,801	680,857	5,134,667	(54,264)	(3,678,559)	2,095,502
Net income				348,185			348,185
Foreign currency adjustments					(33,596)		(33,596)
Dividends declared, $0.55 per share				(71,506)			(71,506)
Stock issued for employee benefit plans	316	31	377			20,478	20,886
Stock-based compensation expense	—	—	27,929			—	27,929
Repurchase of common stock	(3,211)	(320)				(334,665)	(334,985)
Balance June 30, 2022	125,116	$12,512	$709,163	$5,411,346	$(87,860)	$(3,992,746)	$2,052,415
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$212,207	$618,533
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	50,355	45,748
Provision for credit losses	(8,397)	(2,142)
Stock-based compensation	21,642	52,535
Deferred income taxes	(21,825)	(5,844)
Excess tax benefit on stock-based compensation	(8,645)	(7,553)
Other operating activities	3,080	(26,356)
Changes in operating elements, net of acquisitions:
Receivables	501,210	(378,641)
Contract assets	69,662	(65,362)
Prepaid expenses and other	(23,834)	(14,170)
Accounts payable and outstanding checks	(125,090)	37,207
Accrued compensation	(130,197)	(9,673)
Accrued transportation expense	(56,524)	62,506
Accrued income taxes	3,308	(54,964)
Other accrued liabilities	(9,611)	1,391
Other assets and liabilities	2,035	(1,886)
Net cash provided by operating activities	479,376	251,329

INVESTING ACTIVITIES
Purchases of property and equipment	(21,679)	(36,781)
Purchases and development of software	(29,622)	(32,622)
Proceeds from sale of property and equipment	—	63,208
Net cash used for investing activities	(51,301)	(6,195)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	36,684	53,574
Stock tendered for payment of withholding taxes	(21,853)	(23,784)
Repurchase of common stock	(62,754)	(490,699)
Cash dividends	(146,195)	(145,268)
Proceeds from long-term borrowings	—	200,000
Proceeds from short-term borrowings	1,861,750	2,735,000
Payments on short-term borrowings	(2,099,750)	(2,586,000)
Net cash used for financing activities	(432,118)	(257,177)

Effect of exchange rates on cash and cash equivalents	(3,284)	(6,445)
Net change in cash and cash equivalents	(7,327)	(18,488)
Cash and cash equivalents, beginning of period	217,482	257,413
Cash and cash equivalents, end of period	$210,155	$238,925
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
RECENTLY ISSUED ACCOUNTING STANDARDS
For the six months ended June 30, 2023, there were no recently issued or newly adopted accounting pronouncements that had, or are expected to have, a material impact to our consolidated financial statements.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance, December 31, 2022	$1,188,076	$206,189	$76,548	$1,470,813
Foreign currency translation	(1,853)	224	223	(1,406)
Balance, June 30, 2023	$1,186,223	$206,413	$76,771	$1,469,407
Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). As part of our Step Zero Analysis, we determined that more likely than not criteria had not been met, and therefore a Step One Analysis was not required as of June 30, 2023.

Identifiable intangible assets consisted of the following (in thousands):

	June 30, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$161,078	$(117,087)	$43,991	$162,358	$(106,932)	$55,426
Indefinite-lived intangibles
Trademarks	8,600	—	8,600	8,600	—	8,600
Total intangibles	$169,678	$(117,087)	$52,591	$170,958	$(106,932)	$64,026
Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense	$5,773	$5,957	$11,588	$11,991
Finite-lived intangible assets, by reportable segment, as of June 30, 2023, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Remainder of 2023	$4,042	$4,482	$547	$9,071
2024	8,008	3,552	1,094	12,654
2025	7,857	2,314	1,094	11,265
2026	7,857	377	748	8,982
2027	1,310	—	501	1,811
Thereafter	—	—	208	208
Total				$43,991

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
We had no Level 3 assets or liabilities as of and during the periods ended June 30, 2023 and December 31, 2022. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	June 30, 2023	December 31, 2022	Maturity	June 30, 2023	December 31, 2022
Revolving credit facility	6.22%	—%	November 2027	$141,000	$—
364-day revolving credit facility	—%	5.12%	May 2023	—	379,000
Senior Notes, Series A	3.97%	3.97%	August 2023	175,000	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables Securitization Facility (1)	5.87%	5.01%	November 2023	499,863	499,655
Senior Notes (1)	4.20%	4.20%	April 2028	595,495	595,049
Total debt				1,736,358	1,973,704
Less: Current maturities and short-term borrowing				(815,863)	(1,053,655)
Long-term debt				$920,495	$920,049
____________________________________________
(1) Net of unamortized discounts and issuance costs.

SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the “Credit Agreement”) with a total availability of $1 billion and a maturity date of November 19, 2027. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month SOFR plus a specified margin). As of June 30, 2023, the variable rate equaled SOFR and a Credit Spread Adjustment of 0.10 percent plus 1.0 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility ranging from 0.07 percent to 0.15 percent. The recorded amount of borrowings outstanding, if any, approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
The Credit Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including a maximum leverage ratio of 3.75 to 1.00. The Credit Agreement also contains customary events of default.
364-DAY UNSECURED REVOLVING CREDIT FACILITY
On May 6, 2022, we entered into an unsecured revolving credit facility (the “364-day Credit Agreement”) with a total availability of $500 million and a maturity date of May 5, 2023. The interest rate on borrowings under the 364-day Credit Agreement was based an alternate base rate plus a margin or a term SOFR-based rate plus a margin. There was also a commitment fee on the aggregate unused commitments under the facility. The facility expired on May 5, 2023, and it was not renewed.
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes Series A, Senior Notes Series B, and Senior Notes Series C (collectively, the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $472.4 million on June 30, 2023. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering our own risk. If the Notes were recorded at fair value, they would be classified as Level 2. Series A matures in August 2023 and is classified as current portion of debt in our Condensed Consolidated Balance Sheets as of June 30, 2023.
The Note Purchase Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including a maximum leverage ratio of 3.50 to 1.00, a minimum interest coverage ratio of 2.00 to 1.00, and a maximum consolidated priority debt to consolidated total asset ratio of 10 percent.

The Note Purchase Agreement provides for customary events of default. The occurrence of an event of default would permit certain Purchasers to declare certain Notes then outstanding to be immediately due and payable. Under the terms of the Note Purchase Agreement, the Notes are redeemable, in whole or in part, at 100 percent of the principal amount being redeemed together with a “make-whole amount” (as defined in the Note Purchase Agreement), and accrued and unpaid interest with respect to each Note. The obligations of the company under the Note Purchase Agreement and the Notes are guaranteed by C.H. Robinson Company, a Delaware corporation and a wholly-owned subsidiary of the company, and by C.H. Robinson Company, Inc., a Minnesota corporation and an indirect wholly-owned subsidiary of the company. On November 21, 2022, we executed a third amendment to the Note Purchase Agreement to, among other things, facilitate the terms of the Credit Agreement.
U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On November 19, 2021, we entered into a receivables purchase agreement and related transaction documents with Bank of America, N.A. and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of our U.S. trade accounts receivable with a total availability of $500 million as of June 30, 2023. The interest rate on borrowings under the Receivables Securitization Facility is based on Bloomberg Short Term Bank Yield Index (“BSBY”) plus a margin. There is also a commitment fee we are required to pay on any unused portion of the facility. The Receivables Securitization Facility expires on November 17, 2023, unless extended by the parties. The recorded amount of borrowings outstanding on the Receivables Securitization Facility approximates fair value because it can be redeemed on short notice and the interest rate floats. We consider these borrowings to be a Level 2 financial liability. Borrowings on the Receivables Securitization Facility are included within proceeds on current borrowings on the consolidated statement of cash flows.
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
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes (“Senior Notes”) through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $575.9 million as of June 30, 2023, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $595.5 million as of June 30, 2023.
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
In addition to the above financing agreements, we have a $15 million discretionary line of credit with U.S. Bank of which $9.9 million is currently utilized for standby letters of credit related to insurance collateral as of June 30, 2023. These standby letters of credit are renewed annually and were undrawn as of June 30, 2023.

NOTE 5. INCOME TAXES
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.4	2.0	2.3	1.7
Share based payment awards	(0.9)	(0.6)	(3.1)	(0.9)
Foreign tax credits	(6.2)	(1.4)	(3.3)	(1.1)
Other U.S. tax credits and incentives	(3.9)	(0.3)	(3.9)	(1.0)
Foreign	0.6	(0.5)	(0.3)	(0.5)
Other	1.9	1.1	1.4	0.8
Effective income tax rate	14.9%	21.3%	14.1%	20.0%
During the first quarter of 2023, management made the determination that the company is no longer indefinitely reinvested with regard to the unremitted earnings of any foreign subsidiaries although it remains indefinitely reinvested related to other taxable differences that may exist with regard to these subsidiaries. The change resulted in a one-time increase to tax expense of approximately $2.0 million in the six months ended June 30, 2023.
As of June 30, 2023, we have $43.3 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations, new information, or settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.3 million in the next 12 months due to the lapsing of statutes of limitations. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2015. We are currently under a limited Internal Revenue Service audit for the 2015 to 2017 tax years, while the 2018 U.S. Federal statute of limitations is closed.
NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$2,242	$3,263	$4,460	$6,482
Stock awards	2,980	23,887	14,992	43,950
Company expense on ESPP discount	813	779	2,190	2,103
Total stock-based compensation expense	$6,035	$27,929	$21,642	$52,535
On May 5, 2022, our shareholders approved a 2022 Equity Incentive Plan (the “Plan”) and authorized an initial 4,261,884 shares for issuance of awards thereunder. The Plan allows us to grant certain stock awards, including stock options at fair market value, performance-based restricted stock units and shares, and time-based restricted stock units, to our key employees and non-employee directors. Shares subject to awards under the Plan or certain of our prior plans that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the Plan. There were 3,283,750 shares available for stock awards under the Plan as of June 30, 2023.
Stock Options - We have awarded stock options to certain key employees that vest primarily based on their continued employment. The fair value of these options was established based on the market price on the date of grant calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates were the primary reasons for changes in the fair value. These grants are being expensed based on the terms of the awards. As of June 30, 2023, unrecognized compensation expense related to stock options was $8.9 million.

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
As of June 30, 2023, there was unrecognized compensation expense of $242.7 million related to previously granted stock awards assuming maximum achievement is obtained on our PSUs. The amount of future expense to be recognized will be based on the passage of time, and contingent upon obtaining certain targets mentioned above over their respective performance period.
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

Three Months Ended June 30, 2023
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
57,425	$4,605	$813

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

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended June 30, 2023
Total revenues	$3,079,268	$779,867	$562,721	$4,421,856
Income (loss) from operations	117,859	29,647	(14,883)	132,623
Depreciation and amortization	5,856	5,484	14,635	25,975
Total assets(1)	3,106,092	1,149,091	1,150,078	5,405,261
Average employee headcount	6,497	5,225	4,363	16,085

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended June 30, 2022
Total revenues	$4,147,046	$2,093,190	$558,239	$6,798,475
Income from operations	276,499	167,557	25,609	469,665
Depreciation and amortization	6,123	5,471	11,668	23,262
Total assets(1)	3,688,215	2,851,114	918,110	7,457,439
Average employee headcount	7,552	5,759	4,582	17,893

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Six Months Ended June 30, 2023
Total revenues	$6,383,455	$1,569,845	$1,080,226	$9,033,526
Income (loss) from operations	251,881	59,763	(17,988)	293,656
Depreciation and amortization	11,507	10,964	27,884	50,355
Total assets(1)	3,106,092	1,149,091	1,150,078	5,405,261
Average employee headcount	6,713	5,356	4,454	16,523

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Six Months Ended June 30, 2022
Total revenues	$8,261,935	$4,287,587	$1,064,906	$13,614,428
Income from operations	458,853	335,195	21,091	815,139
Depreciation and amortization	12,362	11,026	22,360	45,748
Total assets(1)	3,688,215	2,851,114	918,110	7,457,439
Average employee headcount	7,442	5,690	4,422	17,554
_________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.

NOTE 9. REVENUE FROM CONTRACTS WITH CUSTOMERS
A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments (in thousands):

	Three Months Ended June 30, 2023
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$3,079,268	$779,867	$225,692	$4,084,827
Sourcing(2)	—	—	337,029	337,029
Total	$3,079,268	$779,867	$562,721	$4,421,856

	Three Months Ended June 30, 2022
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$4,147,046	$2,093,190	$225,406	$6,465,642
Sourcing(2)	—	—	332,833	332,833
Total	$4,147,046	$2,093,190	$558,239	$6,798,475

	Six Months Ended June 30, 2023
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$6,383,455	$1,569,845	$459,492	$8,412,792
Sourcing(2)	—	—	620,734	620,734
Total	$6,383,455	$1,569,845	$1,080,226	$9,033,526

	Six Months Ended June 30, 2022
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$8,261,935	$4,287,587	$444,471	$12,993,993
Sourcing(2)	—	—	620,435	620,435
Total	$8,261,935	$4,287,587	$1,064,906	$13,614,428
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration and amounts are not due from our customers prior to the completion of our performance obligation and as such contract liabilities, as of June 30, 2023, and revenue recognized in the three and six months ended June 30, 2023 and 2022 resulting from contract liabilities, were not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon changes in transportation pricing and costs and shipments in-transit at period end and the timing of customer invoicing.
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
We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of June 30, 2023.
Information regarding lease expense, remaining lease term, discount rate, and other select lease information are presented below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs	2023	2022	2023	2022
Operating lease expense	$24,773	$23,082	$49,426	$44,727
Short-term lease expense	1,486	1,137	2,900	3,597
Total lease expense	$26,259	$24,219	$52,326	$48,324

	Six Months Ended June 30,
Other Lease Information	2023	2022
Operating cash flows from operating leases	$47,360	$43,937
Right-of-use lease assets obtained in exchange for new lease liabilities	14,204	87,554

Lease Term and Discount Rate	As of June 30, 2023	As of December 31, 2022
Weighted average remaining lease term (in years)	6.2	6.4
Weighted average discount rate	3.6%	3.5%

The maturities of lease liabilities as of June 30, 2023, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2023	$39,817
2024	82,873
2025	67,812
2026	55,842
2027	44,317
Thereafter	116,071
Total lease payments	406,732
Less: Interest	(45,549)
Present value of lease liabilities	$361,183

NOTE 11. ALLOWANCE FOR CREDIT LOSSES
Our allowance for credit losses is computed using a number of factors including our past credit loss experience and our customers' credit ratings, in addition to other customer-specific factors. We have also considered recent trends and developments related to the current macroeconomic environment in determining our ending allowance for credit losses for both accounts receivable and contract assets. The allowance for credit losses on contract assets was not significant as of June 30, 2023.
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below (in thousands):

Balance, December 31, 2022	$28,749
Provision	(8,124)
Write-offs	(6,164)
Balance, June 30, 2023	$14,461
Recoveries of amounts previously written off were not significant for the three and six months ended June 30, 2023.
NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' Investment on our condensed consolidated balance sheets. The recorded balance on June 30, 2023 and December 31, 2022, was $92.9 million and $88.9 million, respectively. The recorded balance on June 30, 2023 and December 31, 2022, is comprised solely of foreign currency adjustments, including foreign currency translation.
Other comprehensive loss was $6.5 million for the three months ended June 30, 2023, primarily driven by fluctuations in the Yuan and Singapore Dollar. Other comprehensive loss was $33.6 million for the three months ended June 30, 2022, primarily driven by fluctuations in the Singapore Dollar, Australian Dollar and the Yuan.
Other comprehensive loss was $4.1 million for the six months ended June 30, 2023, primarily driven by fluctuations in the Singapore Dollar, Yuan, and Australian Dollar partially offset by the Euro. Other comprehensive loss was $26.7 million for the six months ended June 30, 2022, primarily driven by fluctuations in the Singapore Dollar, Yuan, and Australian Dollar.
NOTE 13: RESTRUCTURING
In 2022, we announced organizational changes to support our enterprise strategy of accelerating our digital transformation and productivity initiatives. We continued to execute upon these digital transformation and productivity initiatives in 2023, which resulted in further restructuring charges to better align our workforce as a result of these initiatives and in consideration of the changing freight transportation market. We recognized additional restructuring charges of $14.1 million in the second quarter of 2023 primarily related to workforce reductions. We expect to complete our restructuring actions by the end of 2023.
For severance and other operating expenses related to restructuring activities, we paid $12.0 million in cash in the second quarter of 2023 with the majority of the remaining $8.7 million accrued as of June 30, 2023 expected to be paid by the end of 2023.
A summary of the restructuring charges recognized is presented below (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Severance(1)	$11,681	$14,819
Other personnel expenses(1)	1,446	1,906
Other selling, general, and administrative expenses(2)	1,005	1,129
Total	$14,132	$17,854
________________________________
(1) Amounts are included within personnel expenses in our condensed consolidated statements of operations and comprehensive income.
(2) Amounts are included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.

The following table summarizes restructuring charges by reportable segment (dollars in thousands):

	Three Months Ended June 30, 2023
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$327	$691	$12,109	$13,127
Other selling, general, and administrative expenses	4	39	962	1,005

	Six Months Ended June 30, 2023
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$1,156	$2,229	$13,340	$16,725
Other selling, general, and administrative expenses	4	163	962	1,129
The following table summarizes activity related to our restructuring initiatives and reserves included in our consolidated balance sheets as of December 31, 2022 and June 30, 2023:

	Accrued Severance and Other Personnel Expenses	Accrued Other Selling, General, and Administrative Expenses	Total
Balance, December 31, 2022	$18,976	$—	$18,976
Restructuring charges	16,725	1,129	17,854
Cash payments	(26,906)	(310)	(27,216)
Settled non-cash	—	(819)	(819)
Accrual adjustments(1)	(122)	—	(122)
Balance, June 30, 2023	$8,673	$—	$8,673
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
FORWARD-LOOKING INFORMATION
Our Quarterly Report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions or dispositions, the expected impact of recently issued accounting pronouncements, and the outcome or effects of litigation. Risks that could cause actual results to differ materially from our current expectations include, but are not limited to, changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; fuel price increases or decreases, or fuel shortages; competition and growth rates within the global logistics industry; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; risks associated with significant disruptions in the transportation industry; changes in relationships with existing contracted truck, rail, ocean, and air carriers; changes in our customer base due to possible consolidation among our customers; risks with reliance on technology to operate our business; cyber-security related risks; risks associated with operations outside of the United States; our ability to identify or complete suitable acquisitions; our ability to successfully integrate the operations of acquired companies with our historic operations; climate change related risks; risks associated with our indebtedness; interest rate related risks; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with the potential impact of changes in government regulations; risks associated with the changes to income tax regulations; risks associated with the produce industry, including food safety and contamination issues; the impact of war on the economy; changes to our capital structure; changes due to catastrophic events including pandemics such as COVID-19; risks associated with the use of machine learning and artificial intelligence; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 17, 2023, as well as the updates to these risk factors included in Part II—“Item 1A, Risk Factors,” herein.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Revenues:
Transportation	$4,084,827		$6,465,642		$8,412,792		$12,993,993
Sourcing	337,029		332,833		620,734		620,435
Total revenues	4,421,856		6,798,475		9,033,526		13,614,428
Costs and expenses:
Purchased transportation and related services	3,453,560		5,466,874		7,124,591		11,117,098
Purchased products sourced for resale	302,800		299,988		557,799		559,521
Direct internally developed software amortization	8,749		6,640		16,066		12,374
Total direct costs	3,765,109		5,773,502		7,698,456		11,688,993
Gross profits / Gross profit margin	656,747	14.9%	1,024,973	15.1%	1,335,070	14.8%	1,925,435	14.1%
Plus: Direct internally developed software amortization	8,749		6,640		16,066		12,374
Adjusted gross profits / Adjusted gross profit margin	$665,496	15.1%	$1,031,613	15.2%	$1,351,136	15.0%	$1,937,809	14.2%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Total revenues	$4,421,856	$6,798,475	$9,033,526	$13,614,428
Income from operations	132,623	469,665	293,656	815,139
Operating margin	3.0%	6.9%	3.3%	6.0%

Adjusted gross profits	$665,496	$1,031,613	$1,351,136	$1,937,809
Income from operations	132,623	469,665	293,656	815,139
Adjusted operating margin	19.9%	45.5%	21.7%	42.1%

MARKET TRENDS
Carrier capacity in the North America surface transportation market has remained plentiful relative to demand which has resulted in suppressed transportation rates for much of the second quarter of 2023. As surface transportation spot rates continued to approximate the breakeven cost per mile to operate a truck, it is likely that the market is at, or near, the bottom of the industry cycle which typically results in capacity exiting the market. Conversely, the second quarter of 2022 exhibited elevated transportation rates, moderating consumer demand, and capacity entering the market. Industry freight volumes decreased in the second quarter of 2023 compared to the second quarter of 2022. One of the metrics we use to measure market conditions is the truckload routing guide depth from our Managed Services business. Routing guide depth represents the average number of carriers contacted prior to acceptance when procuring a transportation provider. The average routing guide depth of tender in the second quarter of 2023 declined to 1.1, which is the lowest level we have seen since the pandemic impacted the second quarter of 2020, compared to a 1.4 average routing guide depth in the second quarter of 2022. The average routing guide depth in the second quarter of 2023 represents that on average, the first carrier in a shipper's routing guide is accepting the shipment most of the time.
Ocean vessel and air freight capacity continues to trend higher than demand in the global forwarding market, which has kept ocean and air freight rates low during this period of significant decline that started in the second half of 2022 and into 2023. Several consecutive quarters of weak consumer demand have nearly eliminated the challenges from port congestion and transportation equipment shortages that were impacting the global forwarding market in recent years. Despite the weak demand, new vessel deliveries continue to add capacity to the market, which suggests excess capacity may persist for several periods despite steamship lines continuing to rationalize services by reducing capacity where possible with blank sailings and slow steaming. The air freight market has also seen an increase of capacity resulting from increased commercial flight activity to support elevated consumer travel. Although consumer demand showed a modest sign of improvement sequentially, the low price of ocean freight continues to result in less ocean freight converting to air freight and more than sufficient air freight capacity which has kept air freight rates suppressed.
BUSINESS TRENDS
Our second quarter of 2023 surface transportation results were largely consistent with the trends discussed in the market trends section. The excess carrier capacity in the market led to significant declines in transportation rates versus the elevated levels experienced in the prior year. This resulted in declines in both our total revenues and adjusted gross profits in the second quarter of 2023 compared to the strong results achieved in the second quarter of 2022. The softening market conditions in the second quarter of 2022 resulted in an elevated adjusted gross profit per shipment as the cost of transportation decreased relative to our contractual rates. Conversely, the suppressed transportation rates in the second quarter of 2023 have resulted in a decline in adjusted gross profit per shipment and a higher percentage of contractual shipments as efficient routing guide performance has resulted in fewer loads moving on the transactional market. Industry freight volumes decreased in the second quarter of 2023 compared to the second quarter of 2022. Our combined NAST truckload and less than truckload (“LTL”) volume decreased 2.5 percent during the second quarter of 2023. Our average truckload linehaul cost per mile, excluding fuel surcharges, decreased approximately 19.0 percent during the second quarter of 2023. Our average truckload linehaul rate charged to our customers, excluding fuel surcharges, decreased approximately 23.0 percent during the second quarter of 2023.
Our second quarter of 2023 global forwarding results were largely consistent with the trends discussed in the market trends section. We experienced a significant decline in both total revenues and adjusted gross profits in our ocean and air freight businesses compared to the strong results achieved in the second quarter of 2022. Our ocean volumes decreased 7.0 percent while our air freight tonnage decreased 2.0 percent.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select second quarter 2023 year-over-year operating comparisons to the second quarter 2022:
•Total revenues decreased 35.0 percent to $4.4 billion, driven primarily by lower ocean and truckload pricing.
•Gross profits decreased 35.9 percent to $656.7 million. Adjusted gross profits decreased 35.5 percent to $665.5 million, primarily driven by lower adjusted gross profit per transaction in truckload and ocean.
•Personnel expenses decreased 15.2 percent to $377.3 million, primarily due to cost optimization efforts and lower variable compensation, including lower average employee headcount, which decreased 10.1 percent.
•Other selling, general, and administrative (“SG&A”) expenses increased 32.8 percent to $155.6 million, primarily due to the $23.5 million gain on the sale-leaseback of our Kansas City regional center recorded in the prior year and increased claims and higher warehouse expenses in the current year.

•Income from operations decreased 71.8 percent to $132.6 million, driven by decreased adjusted gross profits, partially offset by the decline in operating expenses.
•Adjusted operating margin of 19.9 percent declined 2,560 basis points.
•Interest and other income/expenses, net totaled $18.3 million, consisting primarily of $23.2 million of interest expense, which increased $6.3 million versus last year due primarily to higher variable interest rates. This was partially offset by a $3.5 million gain of foreign currency revaluation and realized foreign currency gains and losses, compared to a $10.3 million loss last year, both driven by foreign currency impacts on intercompany assets and liabilities.
•The effective tax rate in the quarter was 14.9 percent compared to 21.3 percent in the second quarter last year.
•Net income totaled $97.3 million, down 72.1 percent from a year ago.
•Diluted earnings per share (EPS) decreased 69.7 percent to $0.81.
•Cash flow from operations improved $228.0 million in the six months ended June 30, 2023, driven by changes in net operating working capital, offset in part by a decrease in net income.
CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change
Revenues:
Transportation	$4,084,827	$6,465,642	(36.8)%	$8,412,792	$12,993,993	(35.3)%
Sourcing	337,029	332,833	1.3%	620,734	620,435	—%
Total revenues	4,421,856	6,798,475	(35.0)%	9,033,526	13,614,428	(33.6)%
Costs and expenses:
Purchased transportation and related services	3,453,560	5,466,874	(36.8)%	7,124,591	11,117,098	(35.9)%
Purchased products sourced for resale	302,800	299,988	0.9%	557,799	559,521	(0.3)%
Personnel expenses	377,277	444,764	(15.2)%	760,383	858,125	(11.4)%
Other selling, general, and administrative expenses	155,596	117,184	32.8%	297,097	264,545	12.3%
Total costs and expenses	4,289,233	6,328,810	(32.2)%	8,739,870	12,799,289	(31.7)%
Income from operations	132,623	469,665	(71.8)%	293,656	815,139	(64.0)%
Interest and other income/expense, net	(18,259)	(27,395)	(33.3)%	(46,524)	(41,569)	11.9%
Income before provision for income taxes	114,364	442,270	(74.1)%	247,132	773,570	(68.1)%
Provision for income taxes	17,048	94,085	(81.9)%	34,925	155,037	(77.5)%
Net income	$97,316	$348,185	(72.1)%	$212,207	$618,533	(65.7)%

Diluted net income per share	$0.81	$2.67	(69.7)%	$1.77	$4.71	(62.4)%

Average employee headcount	16,085	17,893	(10.1)%	16,523	17,554	(5.9)%

Adjusted gross profit margin percentage(1)
Transportation	15.5%	15.4%	10 bps	15.3%	14.4%	90 bps
Sourcing	10.2%	9.9%	30 bps	10.1%	9.8%	30 bps
Total adjusted gross profit margin	15.1%	15.2%	(10 bps)	15.0%	14.2%	80 bps
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.

A reconciliation of our reportable segments to our consolidated results can be found in Note 8, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.
Consolidated Results of Operations—Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Total revenues and direct costs. Total transportation revenues and direct costs decreased significantly primarily due to lower pricing and purchased transportation costs in ocean and truckload services, in addition to volume declines in nearly all service lines compared to the strong results in the prior year. The declines in pricing and purchased transportation costs were driven by the excess carrier capacity and continued weak consumer demand discussed in the market trends and business trends sections above. This compared to the elevated pricing and tight carrier capacity caused by driver availability challenges and the supply chain disruptions, including port congestion and equipment shortages, facing the industry in the prior year. Our sourcing total revenue and direct costs increased driven by increased case volume with foodservice customers, partially offset by lower average pricing per case with retail customers.
Gross profits and adjusted gross profits. Our transportation adjusted gross profits decreased driven by lower truckload and ocean adjusted gross profits per transaction in addition to volume declines in nearly all transportation service lines. The lower adjusted gross profit per transaction was driven by the excess capacity and weak demand in the surface transportation and global forwarding markets discussed in the market trends and business trends sections above, which have suppressed freight rates in the second quarter of 2023. The prior year period benefited from softening market conditions as the cost of purchased transportation decreased relative to our contractual rates resulting in elevated adjusted gross profits per transaction in the second quarter of 2022. Sourcing adjusted gross profits increased driven by integrated supply chain solutions for foodservice and wholesale customers.
Operating expenses. Personnel expenses decreased primarily due to lower variable compensation reflecting the decline in results relative to the prior year and lower average employee headcount. Other SG&A expenses increased due to a $23.5 million gain on the sale-leaseback of our Kansas City regional center recorded in the prior year and increased claims, higher warehouse expenses, and higher depreciation and amortization in the current year, which was partially offset by lower contracted services, including temporary labor.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $23.2 million and a $3.5 million favorable impact of foreign currency revaluation and realized foreign currency gains and losses primarily related to foreign currency impacts on intercompany assets and liabilities. Interest expense increased $6.3 million during the second quarter of 2023, driven by higher variable interest rates. The second quarter of 2022 included a $10.3 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses.
Provision for income taxes. Our effective income tax rate was 14.9 percent for the second quarter of 2023 compared to 21.3 percent for the second quarter of 2022. The effective income tax rate for the second quarter of 2023 was lower than the statutory federal income tax rate primarily due to the tax impact of foreign tax credits and U.S. tax credits and incentives, which reduced the effective tax rate by 6.2 percentage points and 3.9 percentage points, respectively. These impacts were partially offset by a higher tax rate on state income taxes, net of federal benefit, which increased the effective income tax rate by 2.4 percentage points during the second quarter of 2023. The effective income tax rate for the second quarter of 2022 was slightly higher than the statutory federal income tax rate primarily due to state income taxes, net of federal benefit, which increased the effective income tax rate by 2.0 percentage points. This impact was partially offset by the tax impact of foreign tax credits, which reduced the effective tax rate by 1.4 percentage points.
Consolidated Results of Operations—Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Total revenues and direct costs. Total transportation revenues and direct costs decreased driven by lower pricing and purchased transportation costs in nearly all of our service lines, most notably in ocean and truckload services. In addition, volumes declined in nearly all transportation services compared to the strong results in the prior year. Our sourcing total revenue and direct costs increased driven by increased case volume with foodservice customers partially offset by lower average pricing per case with retail customers.

Gross profits and adjusted gross profits. Our transportation adjusted gross profits decreased due to lower adjusted gross profit per transaction in truckload and ocean services, and to a lesser extent air and LTL services, in addition to decreased volumes in nearly all service lines. The lower adjusted gross profit per transaction was driven by the excess capacity and weak demand in the surface transportation and global forwarding markets discussed in the market trends and business trends sections above, which have suppressed freight rates in the six months ended June 30, 2023. The prior year period benefited from the softening market conditions as the cost of purchased transportation decreased relative to our contractual rates resulting in elevated adjusted gross profits per transaction in the six months ended June 30, 2022. Sourcing adjusted gross profits increased driven by integrated supply chain solutions for foodservice and wholesale customers.
Operating expenses. Personnel expenses decreased primarily due to cost optimization efforts including lower average employee headcount in addition to lower variable compensation reflecting the decline in results relative to the prior year. Other SG&A expenses increased due to a $23.5 million gain from a sale-leaseback of a facility in Kansas City in the prior year and increased depreciation and amortization, travel and warehouse expenses in the current year, which was partially offset by decreased contracted services, including temporary labor.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $46.8 million and a $6.0 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses in the six months ended June 30, 2023, primarily due to foreign currency impacts on intercompany assets and liabilities. Interest expense increased $15.3 million driven by a higher variable interest rates compared to the prior year. The prior year included an $11.8 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses due to the strengthening of the U.S. Dollar versus the Euro and Yuan.
Provision for income taxes. Our effective income tax rate was 14.1 percent for the six months ended June 30, 2023 and 20.0 percent for the six months ended June 30, 2022. The effective income tax rate for the six months ended June 30, 2023 was lower than the statutory federal income tax rate primarily due to U.S. tax credits and incentives, foreign tax credits, and the tax impact of share-based payment awards, which reduced the effective tax rate by 3.9 percentage points, 3.3 percentage points, and 3.1 percentage points, respectively. These impacts were partially offset by state income tax expense, net of federal benefit, which increased the effective income tax rate by 2.3 percentage points. The effective income tax rate for the six months ended June 30, 2022 was lower than the statutory federal income tax rate primarily due to foreign tax credits, U.S. tax credits and incentives and the tax impact of share-based payment awards, which reduced the effective tax rate by 1.1 percentage points, 1.0 percentage points, and 0.9 percentage points, respectively. These impacts were partially offset by state income tax expense, net of federal benefit, which increased the effective income tax rate by 1.7 percentage points.

NAST Segment Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	% change	2023	2022	% change
Total revenues	$3,079,268	$4,147,046	(25.7)%	$6,383,455	$8,261,935	(22.7)%
Costs and expenses:
Purchased transportation and related services	2,678,736	3,522,495	(24.0)%	5,556,268	7,131,284	(22.1)%
Personnel expenses	163,289	225,210	(27.5)%	339,301	426,012	(20.4)%
Other selling, general, and administrative expenses	119,384	122,842	(2.8)%	236,005	245,786	(4.0)%
Total costs and expenses	2,961,409	3,870,547	(23.5)%	6,131,574	7,803,082	(21.4)%
Income from operations	$117,859	$276,499	(57.4)%	$251,881	$458,853	(45.1)%

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change
Average employee headcount	6,497	7,552	(14.0)%	6,713	7,442	(9.8)%
Service line volume statistics
Truckload			(6.5)%			(5.0)%
LTL			—%			(2.5)%

Adjusted gross profits(1)
Truckload	$236,094	$432,048	(45.4)%	$497,613	$766,958	(35.1)%
LTL	135,427	166,868	(18.8)%	272,505	317,610	(14.2)%
Other	29,011	25,635	13.2%	57,069	46,083	23.8%
Total adjusted gross profits	$400,532	$624,551	(35.9)%	$827,187	$1,130,651	(26.8)%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Total revenues and direct costs. NAST total revenues and direct costs decreased primarily due to significantly lower pricing and purchased transportation costs in truckload services, reflecting the excess carrier capacity and slowing economic growth discussed above in the market trends section. Our combined NAST truckload and LTL volume decreased 2.5 percent. These conditions resulted in significant declines in surface transportation rates versus the historically elevated levels of truckload pricing in the second quarter of 2022. The elevated pricing and purchased transportation cost environment in the prior year was due to the tight carrier capacity caused by driver availability challenges and the supply chain disruptions, including port congestion and equipment shortages, facing the industry in the second quarter of 2022.
Gross profits and adjusted gross profits. NAST adjusted gross profits decreased due to lower pricing in truckload services, resulting in lower adjusted gross profits per shipment most notably on transactional volume, in addition to a decline in truckload volumes. The lower adjusted gross profit per transaction was driven by the excess capacity and weak demand in the surface transportation market discussed in the market and business trends sections above which has suppressed freight rates in the second quarter of 2023. The prior year period benefited from softening market conditions as the cost of purchased transportation decreased relative to our contractual rates resulting in elevated adjusted gross profits per transaction in the second quarter of 2022. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, decreased approximately 23.0 percent in the second quarter of 2023 compared to the second quarter of 2022. Our truckload linehaul cost per mile, excluding fuel surcharges, decreased approximately 19.0 percent. NAST LTL adjusted gross profits decreased due to lower adjusted gross profits per transaction. NAST LTL volumes were flat in the second quarter of 2023 compared to the second quarter of 2022. NAST other adjusted gross profits increased primarily driven by increased warehousing services.

Operating expenses. NAST personnel expenses decreased primarily due to lower variable compensation and lower average employee headcount. NAST other SG&A expenses decreased primarily due to lower allocated corporate expenses, partially offset by higher claims expense. The operating expenses of NAST and all other segments include allocated corporate expenses. Allocated personnel expenses consist primarily of stock-based compensation allocated based upon segment participation levels in our equity plans. Remaining corporate allocations, including corporate functions and technology related expenses, are primarily included within each segment’s other SG&A expenses, and are allocated based upon relevant segment operating metrics.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Total revenues and direct costs. NAST total revenues and direct costs decreased due to lower pricing and purchased transportation costs in truckload and LTL services compared to the prior year. Truckload pricing reached historic levels in the first half of 2022 due to tight carrier capacity caused by driver availability challenges and the supply chain disruptions that were facing the industry. In addition, truckload volume decreased during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.
Gross profits and adjusted gross profits. NAST adjusted gross profits decreased primarily due to lower adjusted gross profit per transaction in both truckload and LTL services in addition to a decrease in volume for both. The lower adjusted gross profit per transaction was driven by the excess capacity and weak demand in the surface transportation market discussed in the market trends and business trends sections above which has suppressed freight rates in the six months ended June 30, 2023. The prior year period benefited from the softening market conditions as the cost of purchased transportation decreased relative to our contractual rates resulting in elevated adjusted gross profits per transaction in the six months ended June 30, 2022. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, decreased approximately 25.5 percent. Our truckload linehaul cost per mile, excluding fuel surcharges, decreased approximately 23.5 percent. NAST other adjusted gross profits increased driven by an increase in warehousing services and an increase in intermodal adjusted gross profits.
Operating expenses. NAST personnel expense decreased primarily due to decreased variable compensation and a decrease in average employee headcount. NAST other SG&A expenses decreased primarily due to lower allocated corporate expenses and a decrease in credit losses and lower contracted services, including temporary labor.

Global Forwarding Segment Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	% change	2023	2022	% change
Total revenues	$779,867	$2,093,190	(62.7)%	$1,569,845	$4,287,587	(63.4)%
Costs and expenses:
Purchased transportation and related services	600,636	1,768,747	(66.0)%	1,212,695	3,641,296	(66.7)%
Personnel expenses	92,937	106,096	(12.4)%	185,200	207,372	(10.7)%
Other selling, general, and administrative expenses	56,647	50,790	11.5%	112,187	103,724	8.2%
Total costs and expenses	750,220	1,925,633	(61.0)%	1,510,082	3,952,392	(61.8)%
Income from operations	$29,647	$167,557	(82.3)%	$59,763	$335,195	(82.2)%

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change
Average employee headcount	5,225	5,759	(9.3)%	5,356	5,690	(5.9)%
Service line volume statistics
Ocean			(7.0)%			(11.0)%
Air			(2.0)%			(10.0)%
Customs			(14.5)%			(14.5)%

Adjusted gross profits(1)
Ocean	$107,423	$228,093	(52.9)%	$217,544	$449,494	(51.6)%
Air	33,479	56,112	(40.3)%	64,381	116,679	(44.8)%
Customs	25,128	27,820	(9.7)%	48,462	55,315	(12.4)%
Other	13,201	12,418	6.3%	26,763	24,803	7.9%
Total adjusted gross profits	$179,231	$324,443	(44.8)%	$357,150	$646,291	(44.7)%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Total revenues and direct costs. Global Forwarding total revenues and direct costs decreased driven by lower pricing and purchased transportation costs in ocean and air freight services, in addition to volume declines in both service lines compared to the strong results in the prior year. The declines in pricing and purchased transportation costs were driven by the excess carrier capacity and continued weak consumer demand discussed in the market trends and business trends sections above. The prior year was impacted by elevated pricing and cost of purchased transportation driven by the supply chain disruptions that impacted the global forwarding market in the second quarter of 2022.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits decreased due to lower ocean and air freight adjusted gross profits per transaction, in addition to volume decline in both service lines compared to the strong results in the prior year. The lower adjusted gross profit per transaction was driven by the excess capacity and weak demand in the global forwarding markets discussed in the market trends and business trends sections above, which have suppressed freight rates in the second quarter of 2023. Customs adjusted gross profits decreased driven by a decrease in transaction volume.
Operating expenses. Personnel expenses decreased primarily due to lower variable compensation and a decrease in average employee headcount. Other SG&A expenses increased driven by higher credit losses.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Total revenues and direct costs. Global Forwarding total revenues and direct costs decreased driven by lower pricing and purchased transportation costs in both ocean and air freight and, to a lesser extent, decreased volumes in both service lines. The cost of purchased transportation and pricing began to moderate within the second quarter of 2022 and continued to decline into 2023 driven by the excess carrier capacity and continued weak demand discussed in the market and business trends sections above. Purchased transportation costs and pricing have remained suppressed in 2023 due to the continued weak demand and excess carrier capacity in the market.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits decreased due to lower adjusted gross profits per transaction, and to a lesser extent, decreased volumes in ocean and air freight compared to the strong results in the prior year. The lower adjusted gross profit per transaction was driven by the excess capacity and weak demand in the global forwarding markets discussed in the market trends and business trends sections above, which have suppressed freight rates in the six months ended June 30, 2023. Customs adjusted gross profits decreased driven by a decrease in transaction volume.
Operating expenses. Personnel expenses decreased primarily due to lower variable compensation and a decrease in average employee headcount. Other SG&A expenses increased due to increased investments in technology and other miscellaneous expenses. These increases were partially offset by a decrease in contracted services, including temporary labor and lower credit losses.
All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	% change	2023	2022	% change
Total revenues	$562,721	$558,239	0.8%	$1,080,226	$1,064,906	1.4%
Income (loss) from operations	(14,883)	25,609	N/M	(17,988)	21,091	N/M

Adjusted gross profits(1)
Robinson Fresh	37,895	34,981	8.3%	69,040	65,486	5.4%
Managed Services	28,953	27,618	4.8%	57,923	55,700	4.0%
Other Surface Transportation	18,885	20,020	(5.7)%	39,836	39,681	0.4%
Total adjusted gross profits	$85,733	$82,619	3.8%	$166,799	$160,867	3.7%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Total revenues and direct costs. Total revenues and direct costs increased driven by increased case volume with foodservice customers, partially offset by lower pricing with retail customers in our Robinson Fresh business.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased driven by an increase in case volume and integrated supply chain solutions for foodservice and wholesale customers. Managed Services adjusted gross profits increased due to growth with existing and new customers. Other Surface Transportation adjusted gross profits decreased driven by lower Europe truckload adjusted gross profits per transaction, partially offset by an increase in volumes.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Total revenues and direct costs. Total revenues and direct costs increased driven by higher European truckload volume in our Other Surface Transportation business.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased driven by integrated supply chain solutions for foodservice and wholesale customers. Managed Services adjusted gross profits increased due to growth with existing and new customers. Other Surface Transportation adjusted gross profits increased due to an increase in European truckload volumes, partially offset by lower adjusted gross profits per transaction.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (in thousands):

Description	Carrying Value as of June 30, 2023	Borrowing Capacity	Maturity
Revolving credit facility	$141,000	$1,000,000	November 2027
Senior Notes, Series A	175,000	175,000	August 2023
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables Securitization Facility (1)	499,863	500,000	November 2023
Senior Notes (1)	595,495	600,000	April 2028
Total debt	$1,736,358	$2,600,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.
We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases.
Cash and cash equivalents totaled $210.2 million as of June 30, 2023 and $217.5 million as of December 31, 2022. Cash and cash equivalents held outside the United States totaled $203.3 million as of June 30, 2023 and $204.7 million as of December 31, 2022.
We prioritize our investments to grow the business, as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	% change
Sources (uses) of cash:
Cash provided by operating activities	$479,376	$251,329	90.7%

Capital expenditures	(51,301)	(69,403)
Sale of property and equipment	—	63,208
Cash used for investing activities	(51,301)	(6,195)	N/M

Repurchase of common stock	(62,754)	(490,699)
Cash dividends	(146,195)	(145,268)
Net (payments) borrowings on debt	(238,000)	349,000
Other financing activities	14,831	29,790
Cash used for financing activities	(432,118)	(257,177)	68.0%
Effect of exchange rates on cash and cash equivalents	(3,284)	(6,445)
Net change in cash and cash equivalents	$(7,327)	$(18,488)
Cash flow from operating activities. Cash provided by operating activities increased in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to a decrease in net operating working capital driven by declining freight rates, most notably in our ocean and truckload services in addition to lower volumes in nearly all service lines as discussed in the market and business trends sections. This impact was partially offset by a decline in net income in the six months ended June 30, 2023. We continue to closely monitor credit and collections activities and the quality of our accounts receivable balance to minimize risk as well as work with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.

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
Cash used for financing activities. Net payments on debt in the six months ended June 30, 2023 were to reduce the current portion of our debt outstanding. Net borrowings in the six months ended June 30, 2022 were primarily to fund share repurchases and working capital needs. The decrease in cash used for share repurchases was primarily due to a decrease in the number of shares repurchased during the six months ended June 30, 2023. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions. Our Senior Notes, Series A and Receivables Securitization Facility have maturity dates remaining in 2023. To the extent we reduce our outstanding debt on these facilities or our other debt facilities, it may reduce the number of shares we repurchase in 2023. Over the long term, we remain committed to our quarterly dividend and share repurchases to enhance shareholder value. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. We may seek to retire or purchase our outstanding Senior Notes through open market cash purchases, privately negotiated transactions or otherwise.
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
As of June 30, 2023, we were in compliance with all of the covenants under our debt agreements.
Recently Issued Accounting Pronouncements
Refer to Note 1, Basis of Presentation, contained in this Quarterly Report and in the company's 2022 Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the company's 2022 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of June 30, 2023, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the company’s 2022 Annual Report on Form 10-K for a discussion on the company’s market risk. As of June 30, 2023, there were no material changes in market risk from those disclosed in the company’s 2022 Annual Report on Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
(b) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, or future results. Except for the updates to this risk factors set forth below, there have not been material changes in our risk factors set forth in the company’s 2022 Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
We concluded our search for a new Chief Executive Officer with the appointment of David Bozeman as our President and Chief Executive Officer and a director, effective June 26, 2023.

We use, and may continue to expand our use of, machine learning and artificial intelligence (AI) technologies to deliver our services and operate our business. If we fail to successfully integrate AI into our platform and business processes, or if we fail to keep pace with rapidly evolving AI technological developments, including attracting and retaining talented AI developers and programmers, we may face a competitive disadvantage. At the same time, the use or offering of AI technologies may result in new or expanded risks and liabilities, including enhanced government or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality, reputational harm and security risks. It is not possible to predict all of the risks related to the use of AI and changes in laws, rules, directives, and regulations governing the use of AI may adversely affect our ability to develop and use AI or subject us to legal liability. The cost of complying with laws and regulations governing AI could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in efforts to further incorporate AI into our processes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about company purchases of common stock during the quarter ended June 30, 2023:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2023 - April 30, 2023	111,642	$96.12	100,000	6,992,701
May 1, 2023 - May 31, 2023	110,469	100.69	107,456	6,885,245
June 1, 2023 - June 30, 2023	125,663	92.92	121,800	6,763,445
Second Quarter 2023	347,774	$96.41	329,256	6,763,445
________________________________
(1) The total number of shares purchased based on trade date includes: (i) 329,256 shares of common stock purchased under the authorization described below; and (ii) 18,518 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(2) In December 2021, the Board of Directors increased the number of shares authorized for repurchase by 20,000,000 shares. As of June 30, 2023, there were 6,763,445 shares remaining for future repurchases. Repurchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this Quarterly Report:

10.1	Employment offer letter agreement with David Bozeman dated June 4, 2023 (incorporated by reference to Exhibit 10.1 to the company’s Form 8-K filed on June 6, 2023)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended June 30, 2023 formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the company for the period ended June 30, 2023 formatted in Inline XBRL (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2023.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ David P. Bozeman
David P. Bozeman
Chief Executive Officer

By:	/s/ Michael P. Zechmeister
Michael P. Zechmeister
Chief Financial Officer