Form 10-Q
period 2023-09-30
C. H. ROBINSON WORLDWIDE, INC.
filed 2023-11-03
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2023, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 116,651,037.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$174,733	$217,482
Receivables, net of allowance for credit loss of $17,312 and $28,749	2,442,297	2,991,753
Contract assets, net of allowance for credit loss	204,737	257,597
Prepaid expenses and other	137,476	122,406
Total current assets	2,959,243	3,589,238
Property and equipment, net of accumulated depreciation and amortization	150,858	159,432
Goodwill	1,465,319	1,470,813
Other intangible assets, net of accumulated amortization	46,579	64,026
Right-of-use lease assets	350,896	372,141
Deferred tax assets	214,528	181,602
Other assets	130,244	117,312
Total assets	$5,317,667	$5,954,564

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,375,529	$1,466,998
Outstanding checks	68,657	103,561
Accrued expenses:
Compensation	134,778	242,605
Transportation expense	156,611	199,092
Income taxes	6,782	15,210
Other accrued liabilities	170,539	168,009
Current lease liabilities	73,681	73,722
Current portion of debt	662,966	1,053,655
Total current liabilities	2,649,543	3,322,852

Long-term debt	920,720	920,049
Noncurrent lease liabilities	294,751	313,742
Noncurrent income taxes payable	29,640	28,317
Deferred tax liabilities	14,656	14,256
Other long-term liabilities	3,773	1,926
Total liabilities	3,913,083	4,601,142
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,204 and 179,204 shares issued, 116,465 and 116,323 outstanding	11,647	11,632
Additional paid-in capital	747,500	743,288
Retained earnings	5,663,714	5,590,440
Accumulated other comprehensive loss	(107,810)	(88,860)
Treasury stock at cost (62,739 and 62,881 shares)	(4,910,467)	(4,903,078)
Total stockholders’ investment	1,404,584	1,353,422
Total liabilities and stockholders’ investment	$5,317,667	$5,954,564
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Transportation	$4,029,407	$5,724,364	$12,442,199	$18,718,357
Sourcing	311,623	291,012	932,357	911,447
Total revenues	4,341,030	6,015,376	13,374,556	19,629,804
Costs and expenses:
Purchased transportation and related services	3,421,960	4,862,541	10,546,551	15,979,639
Purchased products sourced for resale	284,221	265,641	842,020	825,162
Personnel expenses	343,532	437,545	1,103,915	1,295,670
Other selling, general, and administrative expenses	177,795	162,040	474,892	426,585
Total costs and expenses	4,227,508	5,727,767	12,967,378	18,527,056
Income from operations	113,522	287,609	407,178	1,102,748
Interest and other income/expense, net	(20,748)	(15,972)	(67,272)	(57,541)
Income before provision for income taxes	92,774	271,637	339,906	1,045,207
Provision for income taxes	10,825	45,839	45,750	200,876
Net income	81,949	225,798	294,156	844,331
Other comprehensive loss	(14,891)	(49,790)	(18,950)	(76,516)
Comprehensive income	$67,058	$176,008	$275,206	$767,815

Basic net income per share	$0.69	$1.81	$2.48	$6.60
Diluted net income per share	$0.68	$1.78	$2.46	$6.50

Basic weighted average shares outstanding	118,464	124,980	118,532	127,944
Dilutive effect of outstanding stock awards	1,287	2,210	1,230	1,895
Diluted weighted average shares outstanding	119,751	127,190	119,762	129,839
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2022	116,323	$11,632	$743,288	$5,590,440	$(88,860)	$(4,903,078)	$1,353,422
Net income				114,891			114,891
Foreign currency adjustments					2,477		2,477
Dividends declared, $0.61 per share				(73,581)			(73,581)
Stock issued for employee benefit plans	430	44	(28,532)			28,113	(375)
Stock-based compensation expense	—	—	15,607			—	15,607
Repurchase of common stock	(316)	(32)				(31,021)	(31,053)
Balance March 31, 2023	116,437	11,644	730,363	5,631,750	(86,383)	(4,905,986)	1,381,388
Net income				97,316			97,316
Foreign currency adjustments					(6,536)		(6,536)
Dividends declared, $0.61 per share				(73,577)			(73,577)
Stock issued for employee benefit plans	228	22	(2,154)			17,338	15,206
Stock-based compensation expense	—	—	6,035			—	6,035
Repurchase of common stock	(330)	(33)				(31,692)	(31,725)
Balance June 30, 2023	116,335	11,633	734,244	5,655,489	(92,919)	(4,920,340)	1,388,107
Net income				81,949			81,949
Foreign currency adjustments					(14,891)		(14,891)
Dividends declared, $0.61 per share				(73,724)			(73,724)
Stock issued for employee benefit plans	130	14	(2,411)			9,873	7,476
Stock-based compensation expense	—	—	15,667			—	15,667
Balance September 30, 2023	116,465	$11,647	$747,500	$5,663,714	$(107,810)	$(4,910,467)	$1,404,584

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2021	129,186	$12,919	$673,628	$4,936,861	$(61,134)	$(3,540,340)	$2,021,934
Net income				270,348			270,348
Foreign currency adjustments					6,870		6,870
Dividends declared, $0.55 per share				(72,542)			(72,542)
Stock issued for employee benefit plans	418	42	(17,377)			26,239	8,904
Stock-based compensation expense	—	—	24,606			—	24,606
Repurchase of common stock	(1,593)	(160)				(164,458)	(164,618)
Balance March 31, 2022	128,011	12,801	680,857	5,134,667	(54,264)	(3,678,559)	2,095,502
Net income				348,185			348,185
Foreign currency adjustments					(33,596)		(33,596)
Dividends declared, $0.55 per share				(71,506)			(71,506)
Stock issued for employee benefit plans	316	31	377			20,478	20,886
Stock-based compensation expense	—	—	27,929			—	27,929
Repurchase of common stock	(3,211)	(320)				(334,665)	(334,985)
Balance June 30, 2022	125,116	12,512	709,163	5,411,346	(87,860)	(3,992,746)	2,052,415
Net income				225,798			225,798
Foreign currency adjustments					(49,790)		(49,790)
Dividends declared, $0.55 per share				(69,552)			(69,552)
Stock issued for employee benefit plans	555	56	(3,478)			40,450	37,028
Stock-based compensation expense	—	—	25,811			—	25,811
Repurchase of common stock	(5,077)	(509)				(543,640)	(544,149)
Balance September 30, 2022	120,594	$12,059	$731,496	$5,567,592	$(137,650)	$(4,495,936)	$1,677,561
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$294,156	$844,331
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	75,899	68,723
Provision for credit losses	(4,032)	(2,407)
Stock-based compensation	37,309	78,346
Deferred income taxes	(35,269)	(76,362)
Excess tax benefit on stock-based compensation	(9,899)	(12,440)
Loss on disposal group held for sale	21,113	—
Other operating activities	3,740	(24,011)
Changes in operating elements:
Receivables	525,761	66,536
Contract assets	52,810	90,481
Prepaid expenses and other	(7,632)	13,437
Accounts payable and outstanding checks	(122,312)	(109,493)
Accrued compensation	(106,943)	6,701
Accrued transportation expense	(42,481)	(62,278)
Accrued income taxes	3,131	(24,202)
Other accrued liabilities	(2,636)	22,209
Other assets and liabilities	1,900	(2,782)
Net cash provided by operating activities	684,615	876,789

INVESTING ACTIVITIES
Purchases of property and equipment	(25,889)	(50,719)
Purchases and development of software	(42,086)	(49,935)
Proceeds from sale of property and equipment	1,324	63,208
Net cash used for investing activities	(66,651)	(37,446)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	46,061	93,415
Stock tendered for payment of withholding taxes	(23,754)	(26,597)
Repurchase of common stock	(63,884)	(1,023,578)
Cash dividends	(218,942)	(216,258)
Proceeds from long-term borrowings	—	200,000
Proceeds from short-term borrowings	2,778,750	3,674,000
Payments on short-term borrowings	(3,169,750)	(3,595,000)
Net cash used for financing activities	(651,519)	(894,018)
Effect of exchange rates on cash and cash equivalents	(6,708)	(15,206)
Net change in cash and cash equivalents, including cash and cash equivalents classified within assets held for sale	(40,263)	(69,881)
Less: net increase in cash and cash equivalents within assets held for sale	(2,486)	—
Cash and cash equivalents, beginning of period	217,482	257,413
Cash and cash equivalents, end of period	$174,733	$187,532
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
RECENTLY ISSUED ACCOUNTING STANDARDS
For the nine months ended September 30, 2023, there were no recently issued or newly adopted accounting pronouncements that had, or are expected to have, a material impact to our consolidated financial statements.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance, December 31, 2022	$1,188,076	$206,189	$76,548	$1,470,813
Foreign currency translation	(4,416)	(710)	(368)	(5,494)
Balance, September 30, 2023	$1,183,660	$205,479	$76,180	$1,465,319
Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). As part of our Step Zero Analysis, we determined that more likely than not criteria had not been met, and therefore a Step One Analysis was not required as of September 30, 2023.

Identifiable intangible assets consisted of the following (in thousands):

	September 30, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$92,322	$(54,343)	$37,979	$162,358	$(106,932)	$55,426
Indefinite-lived intangibles
Trademarks	8,600	—	8,600	8,600	—	8,600
Total intangibles	$100,922	$(54,343)	$46,579	$170,958	$(106,932)	$64,026
Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization expense	$5,724	$5,782	$17,312	$17,773
Finite-lived intangible assets, by reportable segment, as of September 30, 2023, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Remainder of 2023	$2,021	$1,007	$266	$3,294
2024	8,008	3,478	1,066	12,552
2025	7,857	2,256	1,066	11,179
2026	7,857	367	729	8,953
2027	1,310	—	488	1,798
Thereafter	—	—	203	203
Total				$37,979

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
Assets and Liabilities Held for Sale - As a result of the planned divestiture of our Argentine operations classified as held for sale as of September 30, 2023, the Company measured the disposal group at its fair value less costs to sell and recorded an impairment charge of $21.1 million in the three and nine months ended September 30, 2023. The fair value of these assets and liabilities held for sale is classified as a Level 3 measurement in the fair value hierarchy because it is determined using significant unobservable inputs such as management assumptions about anticipated proceeds from the sale of our Argentine operations to a third-party, which is anticipated to be complete by the end of 2023. Refer to Note 13, Restructuring for additional detail on our restructuring program to divest of our operations in Argentina.
We had no other Level 3 assets or liabilities as of and during the periods ended September 30, 2023 and December 31, 2022. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	September 30, 2023	December 31, 2022	Maturity	September 30, 2023	December 31, 2022
Revolving credit facility	6.42%	—%	November 2027	$163,000	$—
364-day revolving credit facility	N/A	5.12%	May 2023	—	379,000
Senior Notes, Series A	N/A	3.97%	August 2023	—	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables Securitization Facility (1)	6.04%	5.01%	November 2023	499,966	499,655
Senior Notes (1)	4.20%	4.20%	April 2028	595,720	595,049
Total debt				1,583,686	1,973,704
Less: Current maturities and short-term borrowing				(662,966)	(1,053,655)
Long-term debt				$920,720	$920,049
____________________________________________
(1) Net of unamortized discounts and issuance costs.

SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the “Credit Agreement”) with a total availability of $1 billion and a maturity date of November 19, 2027. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month SOFR plus a specified margin). As of September 30, 2023, the variable rate equaled SOFR and a Credit Spread Adjustment of 0.10 percent plus 1.0 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility ranging from 0.07 percent to 0.15 percent. The recorded amount of borrowings outstanding, if any, approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
The Credit Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including a maximum leverage ratio of 3.75 to 1.00. The Credit Agreement also contains customary events of default.
364-DAY UNSECURED REVOLVING CREDIT FACILITY
On May 6, 2022, we entered into an unsecured revolving credit facility (the “364-day Credit Agreement”) with a total availability of $500 million and a maturity date of May 5, 2023. The interest rate on borrowings under the 364-day Credit Agreement was based on an alternate base rate plus a margin or a term SOFR-based rate plus a margin. There was also a commitment fee on the aggregate unused commitments under the facility. The facility expired on May 5, 2023, and it was not renewed.
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes Series A, Senior Notes Series B, and Senior Notes Series C (collectively, the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $294.4 million on September 30, 2023. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering our own risk. If the Notes were recorded at fair value, they would be classified as a Level 2 financial liability. Senior Notes Series A matured in August 2023.
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
U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On November 19, 2021, we entered into a receivables purchase agreement and related transaction documents with Bank of America, N.A. and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of a portion of our U.S. trade accounts receivable with a total availability of $500 million as of September 30, 2023. The interest rate on borrowings under the Receivables Securitization Facility is based on Bloomberg Short Term Bank Yield Index (“BSBY”) plus a margin. There is also a commitment fee we are required to pay on any unused portion of the facility. The Receivables Securitization Facility expires on November 17, 2023, unless extended by the parties. The recorded amount of borrowings outstanding on the Receivables Securitization Facility approximates fair value because it can be redeemed on short notice and the interest rate floats. We consider these borrowings to be a Level 2 financial liability. Borrowings on the Receivables Securitization Facility are included within proceeds on current borrowings on the consolidated statement of cash flows.
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
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes (“Senior Notes”) through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $561.0 million as of September 30, 2023, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $595.7 million as of September 30, 2023.
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
In addition to the above financing agreements, we have a $15 million discretionary line of credit with U.S. Bank of which $9.9 million is currently utilized for standby letters of credit related to insurance collateral as of September 30, 2023. These standby letters of credit are renewed annually and were undrawn as of September 30, 2023.

NOTE 5. INCOME TAXES
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.9	2.4	2.5	1.9
Share based payment awards	(0.7)	(1.6)	(2.5)	(1.1)
Foreign tax credits	(9.0)	0.2	(4.8)	(0.8)
Other U.S. tax credits and incentives	(6.1)	(6.2)	(4.5)	(2.3)
Foreign	8.4	2.8	2.1	0.3
Basis difference - South American restructuring program	(5.9)	—	(1.6)	—
Other	1.1	(1.7)	1.3	0.2
Effective income tax rate	11.7%	16.9%	13.5%	19.2%
During the first quarter of 2023, management made the determination that the company is no longer indefinitely reinvested with regard to the unremitted earnings of any foreign subsidiaries. The change resulted in a one-time increase to tax expense of approximately $2.0 million in the nine months ended September 30, 2023. The company remains indefinitely reinvested related to other taxable differences that may exist with regard to these subsidiaries, with the exception of our Argentina operations held for sale. During the third quarter of 2023, the company recognized a decrease to tax expense of approximately $5.5 million with regard to taxable differences related to our Argentina operations held for sale. Refer to Note 13, Restructuring for additional detail on our restructuring program to divest of our operations in Argentina.
As of September 30, 2023, we have $44.7 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations, new information, or settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.3 million in the next 12 months due to the lapsing of statutes of limitations. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2015. We are currently under a limited Internal Revenue Service audit for the 2014 to 2017 tax years, while the 2018 and 2019 U.S. federal statute of limitations are closed.
NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$2,218	$3,262	$6,678	$9,744
Stock awards	12,836	21,788	27,828	65,738
Company expense on ESPP discount	613	761	2,803	2,864
Total stock-based compensation expense	$15,667	$25,811	$37,309	$78,346
On May 5, 2022, our shareholders approved a 2022 Equity Incentive Plan (the “Plan”) and authorized an initial 4,261,884 shares for issuance of awards thereunder. The Plan allows us to grant certain stock awards, including stock options at fair market value, performance-based restricted stock units and shares, and time-based restricted stock units, to our key employees and non-employee directors. Shares subject to awards under the Plan or certain of our prior plans that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the Plan. There were 3,317,410 shares available for stock awards under the Plan as of September 30, 2023.

Stock Options - We have awarded stock options to certain key employees that vest primarily based on their continued employment. The fair value of these options was established based on the market price on the date of grant calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates were the primary reasons for changes in the fair value. These grants are being expensed based on the terms of the awards. As of September 30, 2023, unrecognized compensation expense related to stock options was $6.6 million.
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
Performance-based Awards
We have awarded performance-based restricted shares through 2020 to certain key employees. These awards vest over a five-year period based on the company’s dilutive earnings per share growth. Beginning in 2021, we have awarded annually PSUs to certain key employees. These PSUs vest over a three-year period based on the achievement of certain dilutive earnings per share, adjusted gross profits, and adjusted operating margin targets. These PSUs contain an upside opportunity of up to 200 percent of target contingent upon obtaining certain targets mentioned above over their respective performance period.
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
As of September 30, 2023, there was unrecognized compensation expense of $227.6 million related to previously granted stock awards assuming maximum achievement is obtained on our PSUs. The amount of future expense to be recognized will be based on the passage of time and contingent upon obtaining certain targets mentioned above over their respective performance period.
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

Three Months Ended September 30, 2023
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
47,446	$3,474	$613

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
•All Other and Corporate—All Other and Corporate includes our Robinson Fresh and Managed Services segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses. Robinson Fresh provides sourcing services including the buying, selling, and marketing of fresh fruits, vegetables, and other perishable items. Managed Services provides Transportation Management Services, or Managed TMS®. Other Surface Transportation revenues are primarily earned by our Europe Surface Transportation segment. Europe Surface Transportation provides transportation and logistics services including truckload and LTL or groupage services across Europe.
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

Reportable segment information is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended September 30, 2023
Total revenues	$3,086,970	$719,045	$535,015	$4,341,030
Income (loss) from operations	112,121	3,491	(2,090)	113,522
Depreciation and amortization	5,882	5,446	14,216	25,544
Total assets(1)	3,162,720	1,081,262	1,073,685	5,317,667
Average employee headcount	6,278	5,082	4,217	15,577

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended September 30, 2022
Total revenues	$4,002,461	$1,511,115	$501,800	$6,015,376
Income (loss) from operations	211,899	85,953	(10,243)	287,609
Depreciation and amortization	5,739	5,368	11,868	22,975
Total assets(1)	3,624,333	2,266,923	904,274	6,795,530
Average employee headcount	7,493	5,861	4,691	18,045

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Nine Months Ended September 30, 2023
Total revenues	$9,470,425	$2,288,890	$1,615,241	$13,374,556
Income (loss) from operations	364,002	63,254	(20,078)	407,178
Depreciation and amortization	17,389	16,410	42,100	75,899
Total assets(1)	3,162,720	1,081,262	1,073,685	5,317,667
Average employee headcount	6,574	5,276	4,390	16,240

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Nine Months Ended September 30, 2022
Total revenues	$12,264,396	$5,798,702	$1,566,706	$19,629,804
Income from operations	670,752	421,148	10,848	1,102,748
Depreciation and amortization	18,101	16,394	34,228	68,723
Total assets(1)	3,624,333	2,266,923	904,274	6,795,530
Average employee headcount	7,420	5,735	4,497	17,652
_________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.

NOTE 9. REVENUE FROM CONTRACTS WITH CUSTOMERS
A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments (in thousands):

	Three Months Ended September 30, 2023
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$3,086,970	$719,045	$223,392	$4,029,407
Sourcing(2)	—	—	311,623	311,623
Total revenues	$3,086,970	$719,045	$535,015	$4,341,030

	Three Months Ended September 30, 2022
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$4,002,461	$1,511,115	$210,788	$5,724,364
Sourcing(2)	—	—	291,012	291,012
Total revenues	$4,002,461	$1,511,115	$501,800	$6,015,376

	Nine Months Ended September 30, 2023
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$9,470,425	$2,288,890	$682,884	$12,442,199
Sourcing(2)	—	—	932,357	932,357
Total revenues	$9,470,425	$2,288,890	$1,615,241	$13,374,556

	Nine Months Ended September 30, 2022
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$12,264,396	$5,798,702	$655,259	$18,718,357
Sourcing(2)	—	—	911,447	911,447
Total revenues	$12,264,396	$5,798,702	$1,566,706	$19,629,804
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration and amounts are not due from our customers prior to the completion of our performance obligation and as such contract liabilities, as of September 30, 2023, and revenue recognized in the three and nine months ended September 30, 2023, and 2022 resulting from contract liabilities, were not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon changes in transportation pricing and costs and shipments in-transit at period end and the timing of customer invoicing.
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
Our lease agreements typically do not contain variable lease payments, residual value guarantees, purchase options, or restrictive covenants. Many of our leases include the option to renew for a period of months to several years. The term of our leases may include the option to renew when it is reasonably certain that we will exercise that option, although these occurrences are seldom. We have lease agreements with lease components (e.g., payments for rent) and non-lease components (e.g., payments for common area maintenance and parking), which are all accounted for as a single lease component.
We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of September 30, 2023.
Information regarding lease expense, remaining lease term, discount rate, and other select lease information are presented below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Costs	2023	2022	2023	2022
Operating lease expense	$25,285	$23,342	$74,711	$68,069
Short-term lease expense	1,346	1,743	4,246	5,340
Total lease expense	$26,631	$25,085	$78,957	$73,409

	Nine Months Ended September 30,
Other Lease Information	2023	2022
Operating cash flows from operating leases	$72,073	$67,939
Right-of-use lease assets obtained in exchange for new lease liabilities	44,184	122,869

Lease Term and Discount Rate	As of September 30, 2023	As of December 31, 2022
Weighted average remaining lease term (in years)	6.0	6.4
Weighted average discount rate	3.8%	3.5%

The maturities of lease liabilities as of September 30, 2023, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2023	$17,004
2024	89,902
2025	75,691
2026	62,601
2027	48,451
Thereafter	121,812
Total lease payments	415,461
Less: Interest	(47,029)
Present value of lease liabilities	$368,432

NOTE 11. ALLOWANCE FOR CREDIT LOSSES
Our allowance for credit losses is computed using a number of factors including our past credit loss experience and our customers' credit ratings, in addition to other customer-specific factors. We have also considered recent trends and developments related to the current macroeconomic environment in determining our ending allowance for credit losses for both accounts receivable and contract assets. The allowance for credit losses on contract assets was not significant as of September 30, 2023.
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below (in thousands):

Balance, December 31, 2022	$28,749
Provision	(4,081)
Write-offs	(7,356)
Balance, September 30, 2023	$17,312
Recoveries of amounts previously written off were not significant for the three and nine months ended September 30, 2023.
NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' Investment on our condensed consolidated balance sheets. The recorded balance on September 30, 2023, and December 31, 2022, was $107.8 million and $88.9 million, respectively. The recorded balance on September 30, 2023, and December 31, 2022, is comprised solely of foreign currency adjustments, including foreign currency translation.
Other comprehensive loss was $14.9 million for the three months ended September 30, 2023, primarily driven by fluctuations in the Euro and Singapore Dollar. Other comprehensive loss was $49.8 million for the three months ended September 30, 2022, primarily driven by fluctuations in the Euro, Singapore Dollar, Yuan, and Australian Dollar.
Other comprehensive loss was $19.0 million for the nine months ended September 30, 2023, primarily driven by fluctuations in the Singapore Dollar, Australian Dollar, Yuan, and Euro. Other comprehensive loss was $76.5 million for the nine months ended September 30, 2022, primarily driven by fluctuations in the Singapore Dollar, Euro, Yuan, and Australian Dollar.
NOTE 13: RESTRUCTURING
2022 Restructuring Program: In 2022, we announced organizational changes to support our enterprise strategy of accelerating our digital transformation and productivity initiatives. We continued to execute upon these digital transformation and productivity initiatives in 2023, which resulted in further restructuring charges to better align our workforce as a result of these initiatives and in consideration of the changing freight transportation market. We recognized additional restructuring charges of $17.7 million in 2023 primarily related to workforce reductions. We expect to complete our 2022 restructuring program by the end of 2023.
For severance and other operating expenses related to the 2022 restructuring program, we paid $2.2 million in cash in the third quarter of 2023 with the majority of the remaining $5.7 million accrued as of September 30, 2023, expected to be paid by the end of 2023.
A summary of the restructuring charges recognized is presented below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Severance(1)	$(265)	$14,554
Other personnel expenses(1)	(67)	1,839
Other selling, general, and administrative expenses(2)	193	1,322
Total	$(139)	$17,715
________________________________
(1) Amounts are included within personnel expenses in our condensed consolidated statements of operations and comprehensive income. Amounts recognized in the three months ended September 30, 2023, primarily relate to accrual adjustments for amounts settling for an amount different than originally estimated.
(2) Amounts are included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.

The following table summarizes restructuring charges by reportable segment (dollars in thousands):

	Three Months Ended September 30, 2023
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$(73)	$(87)	$(172)	$(332)
Other selling, general, and administrative expenses	4	67	122	193

	Nine Months Ended September 30, 2023
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$1,083	$2,142	$13,168	$16,393
Other selling, general, and administrative expenses	8	230	1,084	1,322
The following table summarizes activity related to our 2022 restructuring program and reserves included in our consolidated balance sheets:

	Accrued Severance and Other Personnel Expenses	Accrued Other Selling, General, and Administrative Expenses	Total
Balance, December 31, 2022	$18,976	$—	$18,976
Restructuring charges	16,393	1,322	17,715
Cash payments	(29,010)	(415)	(29,425)
Settled non-cash	—	(907)	(907)
Accrual adjustments(1)	(622)	—	(622)
Balance, September 30, 2023	$5,737	$—	$5,737
________________________________
(1) Accrual adjustments primarily relate to changes in estimates for certain employee termination costs, including those settling for an amount different than originally estimated and foreign currency adjustments.

South American Restructuring Program: In the third quarter of 2023, we announced a restructuring program (“South American restructuring program”) to divest our operations in Argentina to mitigate our exposure to the deteriorating economic conditions and increasing political instability there. The Central Bank of Argentina maintains certain currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. As conditions worsened in the third quarter of 2023, management began the process of divesting and identifying local independent agent relationships to continue serving our customers in the region. As a result of these actions, we recognized restructuring charges related to disposal and exit activities including asset impairments and workforce reductions.
We have determined that this planned divestiture does not represent a strategic shift that will have a major effect on our consolidated results of operations, and therefore the results of operations in Argentina are not reported as discontinued operations. We expect the sale to be completed near the end of 2023 and our restructuring program to be completed by the end of the first quarter of 2024. The assets and liabilities associated with the planned divestiture (the “disposal group”) are presented as held for sale at fair value less any estimated costs to sell as of September 30, 2023. We recognized a $21.1 million loss on the disposal group classified as held for sale in the three and nine months ended September 30, 2023, which is included within other selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income. The assets and liabilities of the disposal group are primarily related to our Global Forwarding segment.

A summary of the restructuring charges recognized related to our South American restructuring program is presented below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Severance and other personnel expenses(1)	$3,350	$3,350
Other selling, general, and administrative expenses(2)	21,252	21,252
Income tax benefits(3)	(5,501)	(5,501)
Total	$19,101	$19,101
________________________________
(1) Amounts are included within personnel expenses in our condensed consolidated statements of operations and comprehensive income.
(2) Amounts are included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.
(3) Amounts are included within provision for income taxes in our condensed consolidated statements of operations and comprehensive income.

The following table summarizes restructuring charges related to our South American restructuring program by reportable segment (dollars in thousands):

	Three Months Ended September 30, 2023
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$—	$2,600	$750	$3,350
Other selling, general, and administrative expenses	—	21,012	240	21,252
Income tax benefits	—	(5,501)	—	(5,501)

	Nine Months Ended September 30, 2023
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$—	$2,600	$750	$3,350
Other selling, general, and administrative expenses	—	21,012	240	21,252
Income tax benefits	—	(5,501)	—	(5,501)
The following table summarizes activity related to our South American restructuring program and reserves included in our consolidated balance sheets:

	Accrued Severance and Other Personnel Expenses	Accrued Other Selling, General, and Administrative Expenses	Total
Balance, December 31, 2022	$—	$—	$—
Restructuring charges	3,350	21,252	24,602
Settled non-cash	—	(21,187)	(21,187)
Balance, September 30, 2023	$3,350	$65	$3,415

We have recorded a deferred tax asset of $5.5 million related to income tax benefits we expect to realize as a result of our South American restructuring activities.
A summary of assets and liabilities associated with the disposal group that are held for sale as of September 30, 2023, is presented below (in thousands):

As of September 30, 2023
Assets held for sale:
Cash and cash equivalents	$2,486
Receivables	23,710
Property and equipment	431
Right-of-use lease assets	128
Other assets	415
Valuation allowance	(21,113)
Total assets held for sale(1)	$6,057
Liabilities held for sale:
Accounts payable	$5,115
Lease liabilities	566
Other liabilities	376
Total liabilities held for sale(2)	$6,057
________________________________
(1) Amounts are included within other assets in our condensed consolidated balance sheet.
(2) Amounts are included within other accrued liabilities in our condensed consolidated balance sheet.

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

Our adjusted gross profits and adjusted gross profit margin are non-GAAP financial measures. Adjusted gross profits are calculated as gross profits excluding amortization of internally developed software utilized to directly serve our customers and contracted carriers. Adjusted gross profit margin is calculated as adjusted gross profits divided by total revenues. We believe adjusted gross profits and adjusted gross profit margin are useful measures of our ability to source, add value, and sell services and products that are provided by third parties, and we consider adjusted gross profits to be a primary performance measurement. Accordingly, the discussion of our results of operations often focuses on the changes in our adjusted gross profits and adjusted gross profit margin. The reconciliation of gross profits to adjusted gross profits and gross profit margin to adjusted gross profit margin is presented below (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Revenues:
Transportation	$4,029,407		$5,724,364		$12,442,199		$18,718,357
Sourcing	311,623		291,012		932,357		911,447
Total revenues	4,341,030		6,015,376		13,374,556		19,629,804
Costs and expenses:
Purchased transportation and related services	3,421,960		4,862,541		10,546,551		15,979,639
Purchased products sourced for resale	284,221		265,641		842,020		825,162
Direct internally developed software amortization	8,233		6,457		24,299		18,831
Total direct costs	3,714,414		5,134,639		11,412,870		16,823,632
Gross profits / Gross profit margin	626,616	14.4%	880,737	14.6%	1,961,686	14.7%	2,806,172	14.3%
Plus: Direct internally developed software amortization	8,233		6,457		24,299		18,831
Adjusted gross profits / Adjusted gross profit margin	$634,849	14.6%	$887,194	14.7%	$1,985,985	14.8%	$2,825,003	14.4%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Total revenues	$4,341,030	$6,015,376	$13,374,556	$19,629,804
Income from operations	113,522	287,609	407,178	1,102,748
Operating margin	2.6%	4.8%	3.0%	5.6%

Adjusted gross profits	$634,849	$887,194	$1,985,985	$2,825,003
Income from operations	113,522	287,609	407,178	1,102,748
Adjusted operating margin	17.9%	32.4%	20.5%	39.0%

MARKET TRENDS
Carrier capacity during the third quarter of 2023 in the North America surface transportation market continued to exceed shipper demand which has resulted in a sustained market of suppressed transportation rates at, or near, the estimated cost to operate a truck. These conditions are typically referred to as a soft market. As recent elevated inventory levels have largely stabilized, many shippers continue to closely monitor consumer spending uncertainty and cautiously manage their inventory restocking activity, which is made easier when excess carrier capacity exists in the market. Market conditions in the third quarter of 2022 had only started to soften as demand began to align with available capacity, which caused industry freight rates to decline. One of the metrics we use to measure market conditions is the truckload routing guide depth from our Managed Services business. Routing guide depth represents the average number of carriers contacted prior to acceptance when procuring a transportation provider. The average routing guide depth of tender in the third quarter of 2023 remained low at 1.2 and was essentially in-line with the average routing guide depth of 1.1 in the second quarter of 2023. This compared to average routing guide depth of 1.3 in the third quarter of 2022. The average routing guide depth in the third quarter of 2023 represents that on average, the first carrier in a shipper's routing guide is accepting the shipment most of the time, resulting in a limited number of shipments reaching the spot market.
Similar to the North America surface transportation market, the global forwarding market continued to soften as ocean vessel capacity continued to expand relative to demand during the third quarter of 2023. New vessel deliveries continue trending higher than vessel capacity leaving the market, which has furthered the recent trend of suppressed ocean freight rates in 2023 as demand has remained weak. These softening market conditions began in the middle of 2022 and also impacted the third quarter of 2022. Steamship lines continue to rationalize services through blank sailings and slow steaming, which will likely impact schedule reliability and transit times in future periods. The low price of ocean freight continues to result in less ocean freight converting to air freight despite increasing transit times and degrading schedule reliability. There continues to be more than sufficient air freight capacity in the market, which has kept air freight rates suppressed although capacity did tighten slightly following the end of the peak summer travel season.
BUSINESS TRENDS
Our third quarter of 2023 surface transportation results were largely consistent with the trends discussed in the market trends section. The weak global freight demand and excess carrier capacity in the market resulted in most shipments moving under committed pricing agreements and suppressed freight rates on the limited number of shipments reaching the spot market. This resulted in declines in both our total revenues and adjusted gross profits in the third quarter of 2023 compared to the third quarter of 2022. The soft market conditions in the third quarter of 2023 resulted in reduced adjusted gross profit per shipment as our pricing strategies continue to reflect the competitive market conditions to ensure we are at, or near, the top of our customer’s routing guides while also aggressively pursuing the limited number of shipments reaching the spot market. Industry freight volumes decreased in the third quarter of 2023 compared to the third quarter of 2022. Our combined North American Surface Transportation (“NAST”) truckload and less than truckload (“LTL”) volume decreased 3.5 percent during the third quarter of 2023. Our average truckload linehaul cost per mile, excluding fuel surcharges, decreased approximately 13.5 percent during the third quarter of 2023. Our average truckload linehaul rate charged to our customers, excluding fuel surcharges, decreased approximately 16.5 percent during the third quarter of 2023.
Our third quarter of 2023 Global Forwarding results were largely consistent with the trends discussed in the market trends section. We experienced a decline in both total revenues and adjusted gross profits in our ocean and air freight businesses compared to the third quarter of 2022. Our ocean volumes decreased 0.5 percent while our air freight tonnage decreased 2.0 percent.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select third quarter 2023 year-over-year operating comparisons to the third quarter 2022:
•Total revenues decreased 27.8 percent to $4.3 billion, driven primarily by lower ocean and truckload pricing.
•Gross profits decreased 28.9 percent to $626.6 million. Adjusted gross profits decreased 28.4 percent to $634.8 million, primarily driven by lower adjusted gross profit per transaction in truckload and ocean.
•Personnel expenses decreased 21.5 percent to $343.5 million, primarily due to cost optimization efforts and lower variable compensation, including lower average employee headcount, which decreased 13.7 percent.
•Other selling, general, and administrative (“SG&A”) expenses increased 9.7 percent to $177.8 million, primarily due to $21.4 million of restructuring expenses, partially offset by decreased purchased and contracted services and decreased legal settlements.

•Income from operations decreased 60.5 percent to $113.5 million, driven by decreased adjusted gross profits, partially offset by the decline in operating expenses.
•Adjusted operating margin of 17.9 percent declined 1,450 basis points.
•Interest and other income/expense, net totaled $20.7 million of expense, consisting primarily of $21.8 million of interest expense, which increased $1.0 million versus last year due primarily to higher variable interest rates. The current year included a net $0.1 million gain from foreign currency revaluation and realized foreign currency gains and losses, compared to a net $5.2 million gain last year.
•The effective tax rate in the quarter was 11.7 percent compared to 16.9 percent in the third quarter last year.
•Net income totaled $81.9 million, down 63.7 percent from a year ago.
•Diluted earnings per share (EPS) decreased 61.8 percent to $0.68.
•Cash flow from operations decreased $192.2 million in the nine months ended September 30, 2023, driven by a decrease in net income, offset in part by changes in net operating working capital.
CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change
Revenues:
Transportation	$4,029,407	$5,724,364	(29.6)%	$12,442,199	$18,718,357	(33.5)%
Sourcing	311,623	291,012	7.1%	932,357	911,447	2.3%
Total revenues	4,341,030	6,015,376	(27.8)%	13,374,556	19,629,804	(31.9)%
Costs and expenses:
Purchased transportation and related services	3,421,960	4,862,541	(29.6)%	10,546,551	15,979,639	(34.0)%
Purchased products sourced for resale	284,221	265,641	7.0%	842,020	825,162	2.0%
Personnel expenses	343,532	437,545	(21.5)%	1,103,915	1,295,670	(14.8)%
Other selling, general, and administrative expenses	177,795	162,040	9.7%	474,892	426,585	11.3%
Total costs and expenses	4,227,508	5,727,767	(26.2)%	12,967,378	18,527,056	(30.0)%
Income from operations	113,522	287,609	(60.5)%	407,178	1,102,748	(63.1)%
Interest and other income/expense, net	(20,748)	(15,972)	29.9%	(67,272)	(57,541)	16.9%
Income before provision for income taxes	92,774	271,637	(65.8)%	339,906	1,045,207	(67.5)%
Provision for income taxes	10,825	45,839	(76.4)%	45,750	200,876	(77.2)%
Net income	$81,949	$225,798	(63.7)%	$294,156	$844,331	(65.2)%

Diluted net income per share	$0.68	$1.78	(61.8)%	$2.46	$6.50	(62.2)%

Average employee headcount	15,577	18,045	(13.7)%	16,240	17,652	(8.0)%

Adjusted gross profit margin percentage(1)
Transportation	15.1%	15.1%	— bps	15.2%	14.6%	60 bps
Sourcing	8.8%	8.7%	10 bps	9.7%	9.5%	20 bps
Total adjusted gross profit margin	14.6%	14.7%	(10 bps)	14.8%	14.4%	40 bps
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.

A reconciliation of our reportable segments to our consolidated results can be found in Note 8, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.
Consolidated Results of Operations—Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022
Total revenues and direct costs. Total transportation revenues and direct costs decreased significantly primarily due to lower pricing and purchased transportation costs in ocean and truckload services, in addition to volume declines in most transportation service lines compared to the prior year. The weak global freight demand and excess capacity in both the surface transportation and global forwarding markets has resulted in a sustained market of suppressed transportation rates. Our sourcing total revenue and direct costs increased driven by increased case volume with foodservice and retail customers.
Gross profits and adjusted gross profits. Our transportation adjusted gross profits decreased driven by lower adjusted gross profits per transaction and volume declines in most transportation service lines, most notably our truckload and ocean service lines. The lower adjusted gross profit per transaction was driven by the weak demand and excess capacity in both the surface transportation and global forwarding markets discussed in the market trends and business trends sections above, which have continued to suppress freight rates in the third quarter of 2023. The prior year period benefited from market conditions beginning to soften as the cost of purchased transportation decreased relative to our contractual rates negotiated in prior quarters, resulting in elevated adjusted gross profits per transaction in the third quarter of 2022. Sourcing adjusted gross profits increased driven by increased case volume with retail customers and an increase in integrated supply chain solutions for foodservice customers.
Operating expenses. Personnel expenses decreased primarily due to cost optimization efforts and lower variable compensation reflecting the decline in results relative to the prior year and lower average employee headcount. Other SG&A expenses increased primarily due to $21.4 million of restructuring expenses, partially offset by decreased purchased and contracted services and decreased legal settlements.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $21.8 million. Interest expense increased $1.0 million during the third quarter of 2023, driven by higher variable interest rates. The net impact of foreign currency revaluation and realized foreign currency gains and losses in the third quarter of 2023 was insignificant as foreign currency losses primarily related to the devaluation of the Argentine Peso were largely offset by gains related to other foreign currencies. The third quarter of 2022 included a net $5.2 million favorable impact from foreign currency revaluation and realized foreign currency gains and losses primarily due to a strengthening of the U.S. Dollar versus the Yuan.
Provision for income taxes. Our effective income tax rate was 11.7 percent for the third quarter of 2023 compared to 16.9 percent for the third quarter of 2022. The effective income tax rate for the third quarter of 2023 was lower than the statutory federal income tax rate primarily due to the tax impact of foreign tax credits, U.S. tax credits and incentives, and a South American restructuring program taxable basis difference, which reduced the effective tax rate by 9.0 percentage points, 6.1 percentage points, and 5.9 percentage points, respectively. These impacts were partially offset by a higher tax rate on foreign earnings, which increased the effective income tax rate by 8.4 percentage points during the third quarter of 2023. The effective income tax rate for the third quarter of 2022 was lower than the statutory federal income tax rate primarily due to U.S. tax credits and incentives, which decreased the effective income tax rate by 6.2 percentage points. This impact was partially offset by a higher tax rate on foreign earnings and state income taxes, net of federal benefit, which increased the effective income tax rate by 2.8 percentage points and 2.4 percentage points, respectively.
Consolidated Results of Operations—Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022
Total revenues and direct costs. Total transportation revenues and direct costs decreased driven by lower pricing and purchased transportation costs in nearly all of our service lines, most notably in ocean and truckload services. In addition, volumes declined in nearly all transportation services compared to the prior year. The decline in pricing and purchased transportation costs has been driven by the soft market conditions in both the surface transportation and global forwarding markets in the nine months ended September 30, 2023. Our sourcing total revenue and direct costs increased driven by increased case volume with foodservice customers.

Gross profits and adjusted gross profits. Our transportation adjusted gross profits decreased due to lower adjusted gross profit per transaction in truckload and ocean services, in addition to decreased volumes in nearly all service lines. The lower adjusted gross profit per transaction was driven by the excess capacity and weak demand in the surface transportation and global forwarding markets discussed in the market trends and business trends sections above, which have suppressed freight rates in the nine months ended September 30, 2023. Our prior year surface transportation adjusted gross profit per transaction benefited from market conditions beginning to soften resulting in the declining cost of purchased transportation relative to our contractual rates negotiated in prior quarters. Sourcing adjusted gross profits increased driven by integrated supply chain solutions for foodservice customers in addition to increased case volume with retail customers.
Operating expenses. Personnel expenses decreased primarily due to cost optimization efforts including lower average employee headcount in addition to lower variable compensation reflecting the decline in results relative to the prior year. Other SG&A expenses increased due to a $23.5 million gain from a sale-leaseback of a facility in Kansas City in the prior year and $22.6 million of restructuring expenses in the current year, partially offset by decreased purchased and contracted services, including temporary labor.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $68.6 million, which increased $16.3 million driven by higher variable interest rates compared to the prior year. The nine months ended September 30, 2023, included a net $5.9 million unfavorable impact from foreign currency revaluation and realized foreign currency gains and losses primarily related to the devaluation of the Argentine Peso, which were partially offset by gains related to other foreign currencies. The prior year included a net $6.6 million unfavorable impact from foreign currency revaluation and realized foreign currency gains and losses primarily due to the impact of the strengthening U.S. Dollar versus the Euro and Australian Dollar, partially offset by a favorable impact from the strengthening U.S. Dollar versus the Yuan.
Provision for income taxes. Our effective income tax rate was 13.5 percent for the nine months ended September 30, 2023, and 19.2 percent for the nine months ended September 30, 2022. The effective income tax rate for the nine months ended September 30, 2023 was lower than the statutory federal income tax rate primarily due to the tax impact of foreign tax credits, U.S. tax credits and incentives, and the tax impact of share-based payment awards, which reduced the effective tax rate by 4.8 percentage points, 4.5 percentage points, and 2.5 percentage points, respectively. These impacts were partially offset by state income tax expense, net of federal benefit, and a lower tax rate on foreign earnings, which increased the effective income tax rate by 2.5 percentage points and 2.1 percentage points, respectively. The effective income tax rate for the nine months ended September 30, 2022 was lower than the statutory federal income tax rate primarily due to U.S. tax credits and incentives, the tax impact of share-based payment awards, and the tax impact of foreign tax credits, which reduced the effective tax rate by 2.3 percentage points, 1.1 percentage points, and 0.8 percentage points, respectively. These impacts were partially offset by state income tax expense, net of federal benefit, which increased the effective income tax rate by 1.9 percentage points.

NAST Segment Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% change	2023	2022	% change
Total revenues	$3,086,970	$4,002,461	(22.9)%	$9,470,425	$12,264,396	(22.8)%
Costs and expenses:
Purchased transportation and related services	2,700,460	3,438,674	(21.5)%	8,256,728	10,569,958	(21.9)%
Personnel expenses	157,409	218,508	(28.0)%	496,710	644,520	(22.9)%
Other selling, general, and administrative expenses	116,980	133,380	(12.3)%	352,985	379,166	(6.9)%
Total costs and expenses	2,974,849	3,790,562	(21.5)%	9,106,423	11,593,644	(21.5)%
Income from operations	$112,121	$211,899	(47.1)%	$364,002	$670,752	(45.7)%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change
Average employee headcount	6,278	7,493	(16.2)%	6,574	7,420	(11.4)%
Service line volume statistics
Truckload			(6.0)%			(5.5)%
LTL			(2.0)%			(2.5)%

Adjusted gross profits(1)
Truckload	$222,991	$374,095	(40.4)%	$720,604	$1,141,053	(36.8)%
LTL	136,358	160,963	(15.3)%	408,863	478,573	(14.6)%
Other	27,161	28,729	(5.5)%	84,230	74,812	12.6%
Total adjusted gross profits	$386,510	$563,787	(31.4)%	$1,213,697	$1,694,438	(28.4)%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022
Total revenues and direct costs. NAST total revenues and direct costs decreased primarily due to significantly lower pricing and purchased transportation costs in truckload services as carrier capacity continues to exceed shipper demand, which has resulted in a sustained market of suppressed transportation rates at, or near, the estimated cost to operate a truck. As shipper demand started to decline in the third quarter of 2022, it began to better align with the carrier capacity available in the market. As the market became more balanced, it resulted in declining pricing and purchased transportation costs in the third quarter of 2022 although still at elevated levels in comparison to the third quarter of 2023. Our combined NAST truckload and LTL volume decreased 3.5 percent driven by the weak global freight demand discussed in the market trends and business trends sections above.
Gross profits and adjusted gross profits. NAST adjusted gross profits decreased due to lower pricing in truckload services, resulting in lower adjusted gross profits per transaction. The lower adjusted gross profit per transaction was driven by the soft market conditions discussed in the market trends and business trends sections above, resulting in lower pricing and limited spot market opportunities at attractive rates in the third quarter of 2023. The prior year period benefited from market conditions starting to soften as the cost of purchased transportation decreased relative to our contractual rates resulting in elevated adjusted gross profits per transaction in the third quarter of 2022. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, decreased approximately 16.5 percent in the third quarter of 2023 compared to the third quarter of 2022. Our truckload linehaul cost per mile, excluding fuel surcharges, decreased approximately 13.5 percent. NAST LTL adjusted gross profits decreased due to lower adjusted gross profits per transaction and lower volumes in the third quarter of 2023 compared to the third quarter of 2022. NAST other adjusted gross profits decreased primarily driven by a decline in intermodal volumes.

Operating expenses. NAST personnel expenses decreased primarily due to cost optimization efforts, including lower average employee headcount, and lower variable compensation. NAST other SG&A expenses decreased primarily due to lower allocated corporate expenses and the impact of elevated legal settlements in the prior year. The operating expenses of NAST and all other segments include allocated corporate expenses. Allocated personnel expenses consist primarily of stock-based compensation allocated based upon segment participation levels in our equity plans. Remaining corporate allocations, including corporate functions and technology related expenses, are primarily included within each segment’s other SG&A expenses, and are allocated based upon relevant segment operating metrics.
Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022
Total revenues and direct costs. NAST total revenues and direct costs decreased due to lower pricing and purchased transportation costs in truckload and LTL services compared to the prior year. Truckload pricing reached historic levels early in 2022 due to tight carrier capacity caused by driver availability challenges and the supply chain disruptions that were facing the industry. Truckload pricing and purchased transportation costs began to decline later in 2022 and into 2023 reaching transportation rates at, or near, the estimated cost to operate a truck during the nine months ended September 30, 2023. Truckload and LTL volumes also decreased during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, driven by the weak global freight demand discussed in the market trends and business trends sections above.
Gross profits and adjusted gross profits. NAST adjusted gross profits decreased primarily due to lower adjusted gross profit per transaction in truckload and LTL services in addition to a decrease in volume for both. The lower adjusted gross profit per transaction was driven by the excess capacity and weak demand in the surface transportation market discussed in the market trends and business trends sections above, which has suppressed freight rates in the nine months ended September 30, 2023. The prior year period benefited from market conditions starting to soften as the cost of purchased transportation decreased relative to our contractual rates negotiated in prior quarters resulting in elevated adjusted gross profits per transaction in the nine months ended September 30, 2022. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, decreased approximately 22.5 percent. Our truckload linehaul cost per mile, excluding fuel surcharges, decreased approximately 20.5 percent. NAST other adjusted gross profits increased driven by an increase in warehousing services.
Operating expenses. NAST personnel expense decreased primarily due to cost optimization efforts, including lower average employee headcount, and decreased variable compensation. NAST other SG&A expenses decreased primarily due to lower allocated corporate expenses, advertising expenses and purchased and contracted services, including temporary labor, and decreased legal settlements.

Global Forwarding Segment Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% change	2023	2022	% change
Total revenues	$719,045	$1,511,115	(52.4)%	$2,288,890	$5,798,702	(60.5)%
Costs and expenses:
Purchased transportation and related services	549,152	1,262,682	(56.5)%	1,761,847	4,903,978	(64.1)%
Personnel expenses	90,957	106,608	(14.7)%	276,157	313,980	(12.0)%
Other selling, general, and administrative expenses	75,445	55,872	35.0%	187,632	159,596	17.6%
Total costs and expenses	715,554	1,425,162	(49.8)%	2,225,636	5,377,554	(58.6)%
Income from operations	$3,491	$85,953	(95.9)%	$63,254	$421,148	(85.0)%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change
Average employee headcount	5,082	5,861	(13.3)%	5,276	5,735	(8.0)%
Service line volume statistics
Ocean			(0.5)%			(7.5)%
Air			(2.0)%			(7.5)%
Customs			(8.0)%			(12.0)%

Adjusted gross profits(1)
Ocean	$103,755	$159,739	(35.0)%	$321,299	$609,233	(47.3)%
Air	29,745	47,058	(36.8)%	94,126	163,737	(42.5)%
Customs	24,905	27,881	(10.7)%	73,367	83,196	(11.8)%
Other	11,488	13,755	(16.5)%	38,251	38,558	(0.8)%
Total adjusted gross profits	$169,893	$248,433	(31.6)%	$527,043	$894,724	(41.1)%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022
Total revenues and direct costs. Global Forwarding total revenues and direct costs decreased driven by lower pricing and purchased transportation costs in ocean and air freight services. As ocean vessel capacity has continued to increase relative to the weak global freight demand, it has continued to suppress ocean freight rates. The air freight market continues to have more than sufficient capacity which has continued to suppress air freight rates as well.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits decreased due to lower ocean and air freight adjusted gross profits per transaction in addition to volume declines in both service lines compared to the prior year. The lower adjusted gross profit per transaction was driven by the excess capacity and weak demand in the global forwarding markets discussed in the market trends and business trends sections above, which have suppressed freight rates in the third quarter of 2023. Customs adjusted gross profits decreased driven by a decrease in transaction volume.
Operating expenses. Personnel expenses decreased primarily due to cost optimization efforts, including lower average employee headcount, and lower variable compensation reflecting the decline in results relative to the prior year. Other SG&A expenses increased driven by $21.0 million of restructuring expenses in the current year related to disposal and exit activities, including asset impairments for the planned divestiture of our operations in Argentina. Refer to Note 13, Restructuring for additional detail on our South American restructuring program.

Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022
Total revenues and direct costs. Global Forwarding total revenues and direct costs decreased driven by lower pricing and purchased transportation costs in both ocean and air freight and, to a lesser extent, volume declines in both service lines. The cost of purchased transportation and pricing remained elevated compared to pre-pandemic levels through the first half of 2022 before falling rapidly in the second half of 2022. The pricing and cost of purchased transportation has remained suppressed during the nine months ended September 30, 2023, driven by the excess carrier capacity and continued weak demand discussed in the market trends and business trends sections above.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits decreased due to lower adjusted gross profits per transaction, and to a lesser extent, volume declines in ocean and air freight compared to the prior year. The lower adjusted gross profit per transaction was driven by the excess capacity and weak demand in the global forwarding markets discussed in the market trends and business trends sections above, which have suppressed freight rates in the nine months ended September 30, 2023. Customs adjusted gross profits decreased driven by a decrease in transaction volume.
Operating expenses. Personnel expenses decreased primarily due to cost optimization efforts, including lower average employee headcount, and lower variable compensation reflecting the decline in results relative to the prior year. Other SG&A expenses increased driven by $21.0 million of restructuring expenses in the current year related to disposal and exit activities, including asset impairments for the planned divestiture of our operations in Argentina. Refer to Note 13, Restructuring for additional detail on our South American restructuring program. This increase was partially offset by lower expenditures for purchased and contracted services, including those for temporary labor.
All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Services segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% change	2023	2022	% change
Total revenues	$535,015	$501,800	6.6%	$1,615,241	$1,566,706	3.1%
Income (loss) from operations	(2,090)	(10,243)	79.6%	(20,078)	10,848	N/M

Adjusted gross profits(1)
Robinson Fresh	31,083	27,677	12.3%	100,123	93,163	7.5%
Managed Services	29,427	29,595	(0.6)%	87,350	85,295	2.4%
Other Surface Transportation	17,936	17,702	1.3%	57,772	57,383	0.7%
Total adjusted gross profits	$78,446	$74,974	4.6%	$245,245	$235,841	4.0%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022
Total revenues and direct costs. Total revenues and direct costs increased driven by increased case volume with foodservice and retail customers in our Robinson Fresh business in addition to higher European truckload volumes in our Other Surface Transportation business.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased driven by increased case volume with retail customers and an increase in integrated supply chain solutions for foodservice customers. Managed Services adjusted gross profits were essentially flat with the prior year. Other Surface Transportation adjusted gross profits increased primarily due to an increase in European LTL adjusted gross profits.
Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022
Total revenues and direct costs. Total revenues and direct costs increased driven by increased case volume with foodservice customers in Robinson Fresh and higher European truckload volume in our Other Surface Transportation business.

Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased driven by integrated supply chain solutions for foodservice customers in addition to increased case volume with retail customers. Managed Services adjusted gross profits increased due to growth with existing and new customers. Other Surface Transportation adjusted gross profits increased primarily due to an increase in European LTL adjusted gross profits.
LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (in thousands):

Description	Carrying Value as of September 30, 2023	Borrowing Capacity	Maturity
Revolving credit facility	$163,000	$1,000,000	November 2027
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables Securitization Facility (1)	499,966	500,000	November 2023
Senior Notes (1)	595,720	600,000	April 2028
Total debt	$1,583,686	$2,425,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.
We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, and share repurchases.
Cash and cash equivalents totaled $174.7 million as of September 30, 2023, and $217.5 million as of December 31, 2022. Cash and cash equivalents held outside the United States totaled $170.0 million as of September 30, 2023, and $204.7 million as of December 31, 2022. We had $2.5 million of cash and cash equivalents classified as held for sale assets included in other assets in our condensed consolidated balance sheet as of September 30, 2023.
We prioritize our investments to grow the business as we require some working capital and a relatively small amount of capital expenditures to grow. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.

The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022	% change
Sources (uses) of cash:
Cash provided by operating activities	$684,615	$876,789	(21.9)%

Capital expenditures	(67,975)	(100,654)
Sale of property and equipment	1,324	63,208
Cash used for investing activities	(66,651)	(37,446)	78.0%

Repurchase of common stock	(63,884)	(1,023,578)
Cash dividends	(218,942)	(216,258)
Net (payments) borrowings on debt	(391,000)	279,000
Other financing activities	22,307	66,818
Cash used for financing activities	(651,519)	(894,018)	(27.1)%
Effect of exchange rates on cash and cash equivalents	(6,708)	(15,206)
Net change in cash and cash equivalents, including cash and cash equivalents classified within assets held for sale	$(40,263)	$(69,881)
Cash flow from operating activities. Cash provided by operating activities decreased in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to a decline in our net income in the nine months ended September 30, 2023. This decline was partially offset by a decrease in net operating working capital driven by declining freight rates, most notably in our ocean and truckload services in addition to volume declines in most of our transportation service lines as discussed in the market trends and business trends sections. We continue to closely monitor credit and collections activities and the quality of our accounts receivable balance to minimize risk as well as work with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.
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
During the nine months ended September 30, 2022, we sold an office building in Kansas City, Missouri, for a sales price of $55 million and recognized a gain of $23.5 million on the sale of the building in the nine months ended September 30, 2022. We simultaneously entered into an agreement to lease the office building for 10 years.
Cash used for financing activities. Net payments on debt in the nine months ended September 30, 2023, were to reduce the current portion of our debt outstanding. Net borrowings in the nine months ended September 30, 2022, were primarily to fund share repurchases and working capital needs. The decrease in cash used for share repurchases was due to a decrease in the number of shares repurchased during the nine months ended September 30, 2023. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions. Our Receivables Securitization Facility has a maturity date remaining in 2023. To the extent we reduce our outstanding debt on this facility or our other debt facilities, it may reduce the number of shares we repurchase in 2023. Over the long term, we remain committed to our quarterly dividend and share repurchases to enhance shareholder value. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. We may seek to retire or purchase our outstanding Senior Notes through open market cash purchases, privately negotiated transactions or otherwise.
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
As of September 30, 2023, we were in compliance with all of the covenants under our debt agreements.

Recently Issued Accounting Pronouncements
Refer to Note 1, Basis of Presentation, contained in this Quarterly Report and in the company's 2022 Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the company's 2022 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of September 30, 2023, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the company’s 2022 Annual Report on Form 10-K for a discussion on the company’s market risk. As of September 30, 2023, there were no material changes in market risk from those disclosed in the company’s 2022 Annual Report on Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
(b) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, or future results. Except for the updates to the risk factors set forth below, there have not been material changes in our risk factors set forth in the company’s 2022 Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about company purchases of common stock during the quarter ended September 30, 2023:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2023 - July 31, 2023	7,981	$95.72	—	6,763,445
August 1, 2023 - August 31, 2023	5,751	96.25	—	6,763,445
September 1, 2023 - September 30, 2023	6,538	89.36	—	6,763,445
Third Quarter 2023	20,270	$93.82	—	6,763,445
________________________________
(1) The total number of shares purchased based on trade date includes: (i) zero shares of common stock purchased under the authorization described below; and (ii) 20,270 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(2) In December 2021, the Board of Directors increased the number of shares authorized for repurchase by 20,000,000 shares. As of September 30, 2023, there were 6,763,445 shares remaining for future repurchases. Repurchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this Quarterly Report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended September 30, 2023 formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the company for the period ended September 30, 2023 formatted in Inline XBRL (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2023.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ David P. Bozeman
David P. Bozeman
Chief Executive Officer

By:	/s/ Michael P. Zechmeister
Michael P. Zechmeister
Chief Financial Officer