Form 10-K
period 2023-12-31
C. H. ROBINSON WORLDWIDE, INC.
filed 2024-02-16
CIK 1043277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2023, was $10,946,231,526 (based upon the closing price of $94.35 per common share on that date as quoted on The Nasdaq Global Select Market).
As of February 14, 2024, the number of shares outstanding of the registrant’s common stock, par value $0.10 per share, was 116,890,760.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its 2024 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III.

C.H. ROBINSON WORLDWIDE, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2023

PART I
ITEM 1. BUSINESS
Overview
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest global logistics companies in the world, with consolidated total revenues of $17.6 billion in 2023. We bring together customers, carriers, and suppliers to connect and grow supply chains. We are grounded in our customer promise to use our technology, which is built by and for supply chain experts and powered by our information advantage, to deliver smarter solutions and help navigate increasingly complex global supply chains. These global solutions, combined with the expertise of our people, deliver value–from improved cost reductions and reliability to sustainability and visibility–that our customers and carriers can rely on.

In 2023, we handled approximately 19 million shipments and worked with more than 90,000 customers. Operating throughout North America, Europe, Asia, Oceania, South America, and the Middle East, we offer a global suite of multi-modal services that brings together the value of our expertise and account management services with custom technology differentiated by our unmatched data and scale. Our EDGE values are the core of our strategy and drive us to Evolve Constantly, Deliver Excellence, Grow Together, and Embrace Integrity.
As one of the world’s largest global logistics platforms, we solve logistics problems for companies across the globe and across industries, from simple to the most complex. We work closely with a wide variety of transportation companies and utilize those relationships to efficiently and cost-effectively arrange the transport of our customers’ freight. In 2023, we processed approximately 19 million shipments and had $22 billion of freight under management.
In 2023, we had more than 450,000 contracted transportation companies around the world on our platform, including contracted motor carriers, railroads (primarily intermodal service providers), and ocean and air carriers. Our employees, technology, and product portfolio enable us to provide a differentiated experience, remain flexible, and provide solutions that optimize service for our customers. As an integral part of our transportation services, we also provide a wide range of value-added logistics services, such as freight consolidation, customs brokerage, supply chain consulting and analysis, emission analytics, optimization, and reporting. With the combination of our multimodal transportation management system and expertise, we use our information advantage to deliver smarter solutions for more than 90,000 customers and the more than 450,000 contract carriers on our platform.
In addition to transportation and logistics services, we also provide sourcing services under the trade name Robinson Fresh® (“Robinson Fresh”). Our sourcing services consist primarily of the buying, selling, and/or marketing of fresh fruits, vegetables, and other value-added perishable items. The foundation for much of our logistics expertise can be traced to this original business, founded in 1905, which gives us significant experience in handling produce and temperature-controlled commodities. We supply fresh produce through a network of independent produce growers and suppliers. Our customers include grocery retailers, restaurants, foodservice distributors, and produce wholesalers. In many cases, we also arrange the logistics and transportation of the products we sell and provide related supply chain services, such as replenishment, category management, and managed procurement services. We have developed proprietary brands of produce and have exclusive licensing agreements to distribute fresh and value-added produce under recognized consumer brand names. The produce for these brands is sourced through a preferred grower network and packed to order through contract packing agreements. We have instituted quality assurance and monitoring procedures with each of these preferred growers.
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
Other Surface Transportation revenues are primarily earned by our Europe Surface Transportation operating segment. Europe Surface Transportation provides transportation and logistics services, including truckload and LTL transportation services, across Europe.
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
We provide the following transportation and logistics services:
•Truckload: Through our contracts with motor carriers, we have access to dry vans, temperature-controlled vans, flatbeds, and bulk capacity. Through the use of Navisphere, we connect our customers with contracted motor carriers that specialize in their transportation lanes and product types, and we help contracted motor carriers optimize the usage of their equipment.
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
Transportation services accounted for approximately 95 percent of adjusted gross profits in 2023 and 97 percent of adjusted gross profits in 2022 and 2021. Adjusted gross profits is a non-GAAP financial measure calculated as total revenues less the total of purchased transportation and related services and the cost of purchased products sourced for resale. For additional information, see Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The table below shows our adjusted gross profits by transportation mode, for the years ended December 31 (in thousands):

	2023	2022	2021	2020	2019
Truckload	$1,039,079	$1,561,310	$1,280,629	$1,071,873	$1,348,878
LTL	550,373	632,116	523,365	457,290	477,348
Ocean	420,883	729,839	711,223	350,094	308,367
Air	123,470	198,166	225,286	151,443	106,777
Customs	97,096	107,691	100,539	87,095	91,828
Other Logistics Services	255,735	251,547	210,958	195,159	149,664
Total	$2,486,636	$3,480,669	$3,052,000	$2,312,954	$2,482,862

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
Our sourcing services include inventory forecasting and replenishment, brand management, and category development services. We have various national and regional branded produce programs, including both proprietary brands and nationally licensed brands. These programs contain a wide variety of high quality, fresh bulk, and value-added fruits and vegetables. These brands have expanded our market presence and relationships with many of our retail customers. We have also instituted quality assurance and monitoring programs as part of our branded and preferred grower programs. Sourcing accounted for approximately five percent of our adjusted gross profits in 2023 and three percent of our adjusted gross profits in 2022 and 2021.
Customer Relationships
We work to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing them with a full range of logistics services and people on whom they can rely. During 2023, we served more than 90,000 customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries. During 2023, our largest customer accounted for approximately two percent of our consolidated total revenues. In recent years, we have grown by adding new customers and by increasing our volumes with, and providing more services to, our existing customers.
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
•Information, products, and technology: The combination of our global suite of services, unparalleled quantity of relationships, and scale provide us with an information advantage. We have one of the largest datasets of shipments, routings, and carriers in the world. We use our data and data analysts to drive smarter solutions and products for our customers. Navisphere, our proprietary technology, provides flexibility, global visibility, customized solutions, easy integration, broad connectivity, and advanced security;
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
Proprietary Information Technology and Intellectual Property
Most of our global network operates on a single global technology platform called Navisphere, which is used to match customer needs with supplier capabilities, to collaborate with other offices, and to utilize centralized support resources to complete all facets of the transaction. Our technology and software platform is essential to serve our customers and contracted carriers and to manage our business. In 2023, we executed approximately 19 million shipments for more than 90,000 customers utilizing the more than 450,000 contract carriers on our platform.
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
We have committed to investing in our technology to bring the value of technology, data, and analytics to our customers, help solve their most complex logistics challenges, and drive the industry forward. With approximately 900 data scientists, engineers, and developers, we are continuing to make smart, talent-focused investments globally in this critical area and building the next generation of tools and processes that will change how supply chains function. For example, some of the industry-first tools we launched include:
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
Our operations primarily use Navisphere, our global, multimodal transportation management system that allows customers to communicate worldwide with parties in their supply chain across languages, currencies, and continents. Navisphere offers sophisticated business analytics, artificial intelligence, and data-driven tools to improve supply chain performance and meet increasing customer demands, including the following:
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
•Navisphere Insight™ takes customers’ raw data about their freight and uses data science to turn the raw data into valuable insights, surfacing trends in transportation performance and spend that can be used for decision-making in real time or over time. Analysis is provided down to the shipment and order level.
•Navisphere Optimizer™ helps customers minimize the travel time, distance, and total miles of their freight, while maximizing their trailer utilization and savings. It is used during the transportation planning process and dynamically selects the right route with the right mode and right carrier on the right day.
Navisphere is also integrated into 33 third-party transportation management systems and/or enterprise resource planning systems, allowing our dynamic pricing engine to directly deliver real-time quotes to customers when they have freight to be picked up or delivered. This eliminates the need for our customers to shop around and provides them an automated solution.
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
In 2023, more than 450,000 transportation providers were on our platform, the vast majority of which are contracted motor carriers. To strengthen and maintain our relationships with contracted motor carriers, our employees regularly communicate with them and try to assist them by increasing their equipment utilization, reducing their empty miles, and repositioning their equipment. To make it easier for contracted motor carriers to work with us, we have a policy of making contracted motor carrier invoice payments upon receipt of proof of delivery in accordance with our standard payment terms. For those contracted motor carriers that would like a faster payment, we also offer expedited payment upon receipt of proof of delivery in exchange for a discount, along with offering in-trip cash advances.
Contracted motor carriers provide access to dry vans, temperature-controlled vans, flatbeds, and bulk capacity. These contracted motor carriers are of all sizes, including owner-operators of a single truck, small and mid-size fleets, private fleets, and the largest national trucking companies. Consequently, we are not dependent on any one contracted motor carrier. In 2023, our largest truck transportation provider was less than one percent of our total cost of transportation, and contracted motor carriers that had fewer than 100 trucks transported approximately 74 percent of our truckload shipments. Every U.S. and Canadian motor carrier we do business with is required to execute a contract that establishes the motor carrier is acting as an independent contractor. At the time the contract is executed, and thereafter, through subscriptions with a third-party service, we confirm that each U.S. contracted motor carrier is properly licensed and insured, has the necessary federally-issued authority to provide transportation services, and can provide the necessary level of service on a dependable basis. Our motor carrier contracts require that the contracted motor carrier issue invoices only to, and accept payment solely from, us for the shipments that they transport under their contract with us and allow us to withhold payment to satisfy previous claims or shortages. Our standard contracts do not include volume commitments, and typically, the initial contract rate is modified each time we confirm an individual shipment with a contracted motor carrier.
In our NVOCC ocean transportation business, we have contracts with most of the major ocean carriers, which support a variety of service and rate needs for our customers. We negotiate annual contracts that establish the predetermined rates we agree to pay the ocean carriers. The rates are negotiated based on expected volumes from our customers in specific trade lanes. These contracts are often amended throughout the year to reflect changes in market conditions.
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
Human Capital

At C.H. Robinson, our employees connect the world and are at the core of our success. They are logistics experts and problem solvers who are driven to win, and they act as an extension of our customers’ teams. In fact, our customers and contract carriers consistently cite our people as one of the top reasons they work with C.H. Robinson. Our talent strategy is built on our EDGE values: Evolve Constantly, Deliver Excellence, Grow Together, and Embrace Integrity. Our EDGE values are brought to life through our Leadership Principles: Adapt and Change, Constantly Innovate and Improve, Deliver Exceptional Results, Compete to Win, Value Differences, Inspire, Coach and Develop our People, and Think Like the Customer. Our Leadership Principles are unique to us and provide a shared understanding of what it means to lead and grow at C.H. Robinson; they reinforce our culture and help drive exceptional results.

We attract, retain, and reward exceptional talent by creating an inclusive, high-performing culture and engaging employees with meaningful work at a place where they feel they belong, can grow, and are proud to work. We leverage the diverse perspectives, skills, and experiences of our global network of supply chain experts to create innovative solutions and better meet the needs of our customers, contract carriers, and growers.
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
Our People
As of December 31, 2023, we had a total of 15,246 employees in 39 countries, 12,954 of whom are network employees, as presented below. Our remaining employees support our network teams in Advanced Analytics and Data Science, Communications, Customer Strategy, Finance, Human Resources, Legal, Marketing, Product, and Technology and Engineering. Among our employees, 99 percent, work full-time hours. The following table illustrates our employee count by global region:

	North America	Europe	Asia and Middle East	Oceania	South America	Total
Network employees	8,902	1,639	1,675	415	323	12,954
Shared services employees	1,546	429	253	26	38	2,292
Total Employees	10,448	2,068	1,928	441	361	15,246
Contingent workers	1,096	14	62	4	40	1,216
Diversity, Equity, and Inclusion (DEI)

Fostering a diverse and inclusive workforce is core to our company values. It is imperative to our business and the right thing to do. The unique experiences and backgrounds of our employees create a stronger, more innovative and successful team. Our commitment to DEI is brought to life by integrating our DEI strategic pillars (workplace diversity, workforce inclusivity, partnerships, and accountability) across our talent strategies and into our business.

We believe the way to make progress on our DEI initiatives is by taking a shared approach to accountability. DEI metrics are tracked and reviewed quarterly with senior leadership. This allows leaders to spot trends and act as needed. Additionally, we have identified aspirational goals to be met by 2025 that focus on hiring, retention, engagement, and leadership representation for women (globally) and people of color (U.S. only). We regularly assess our progress on these goals and will evaluate future goals as we continue to advance and maintain our objectives.

Some of our DEI metrics are summarized below as of December 31, 2023. Additional information can be found in our annual ESG report.

Women in Workforce	48%
Management Positions Held by Women	47%
Leadership Positions Held by Women	31%
U.S. Racial and Ethnic Minorities in Workforce	29%
Management Positions Held by U.S. Racial and Ethnic Minorities	24%
Leadership Positions Held by U.S. Racial and Ethnic Minorities	13%
External Hires - Women	42%
External Hires - U.S. Racial and Ethnic Minorities	50%

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
Talent Acquisition, Engagement, and Retention

C.H. Robinson attracts, engages, and retains exceptional talent that represents the communities we serve. Proven recruitment marketing practices are leveraged to increase talent brand awareness and drive high quality applicant flow. Our Leadership Principles are embedded in the recruitment process to help ensure new hires meet our expectations along with having the skills and abilities to excel in the job.
Our employee turnover ratio, which is calculated as the number of employees who departed in the 12 months ended December 31, 2023, divided by the average number of employees in the 12 months ended December 31, 2023, was 24 percent. In line with easing labor market conditions in 2023, our voluntary turnover rate declined 2 percentage points from 2022 to 13 percent. In addition, we actively drive retention by focusing on the top drivers for our employees, including compensation, flexibility in where employees work, work-life balance, and career growth opportunities.

We regularly survey our employees and engage in focus groups to better understand what our employees value and how we can continuously enhance their experience. Our 2023 engagement survey generated an engagement score of 77 percent, which is a slight decline from past years. Areas of strength across the enterprise continue to be the capabilities of our managers, the strong relationships between our people and their managers and our understanding of our customers’ needs. The survey results indicated that employees feel comfortable discussing their concerns with their managers, and clearly understand performance expectations and the needs of their customers. In addition, collaboration and communication, a key focus area for the enterprise, showed year-over-year improvement. To increase engagement back to historical levels and address areas of opportunity, we have outlined key focus areas for the enterprise including clarifying company direction, enhancing survey credibility and action planning, continuing to increase communication and collaboration, and increasing perceptions of fair pay.
Onboarding and Development

We believe a focus on the development of our leaders and employees results in high performing employees who are empowered to accelerate their careers and deliver exceptional, customer-centric results. Our talent model is to prioritize growing talent and leaders because we believe their experience, knowledge, relationships, and expertise become increasingly valuable with time.

The foundation of our talent strategy starts with building a deep bench of leaders who can execute, inspire and drive our business today and into the future. With an increasingly diverse and dispersed workforce, leaders must consistently demonstrate to our employees what C.H. Robinson stands for in terms of our mission, vision and values. We prioritize our leaders’ capabilities to coach and provide feedback to empower employees to collaborate across the enterprise, drive business results and grow their careers. We provide new leaders with onboarding to ensure incoming and transitioning leaders get up to speed quickly, so they are ready to lead and support their employees. Throughout their careers, leaders are provided development opportunities via our leadership development programs and stretch assignments, which are in place for our high potential employees, our next generation leaders, and high-performing leaders. In addition, we have a sponsorship program to champion the growth of our employees of color and women employees. We also have targeted leadership development programs for women and Black, Asian, and Hispanic/Latinx leaders at various stages of their leadership careers. We evaluate leadership talent across the organization through our talent planning process, which allows us to assess, calibrate and differentiate talent based on performance and potential across the organization. This process drives succession planning for critical leadership roles in the organization.

At C.H. Robinson, we hire highly engaged people who are motivated to outperform and proactively solve problems. As they join, our employees are given a clear understanding of C.H. Robinson’s vision, where they fit within it, and the growth opportunity it offers them. Onboarding emphasizes the skills necessary to become productive employees, including training on our proprietary technology systems, our customer service philosophy and our company culture, values, DEI (which includes unconscious bias training), and Leadership Principles. Onboarding is followed by on-the-job training and regular performance and development conversations between employees and their leaders.

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

We deliver highly competitive and meaningful benefit programs designed to meet the needs of our diverse workforce. Our commitment to our employees embodies benefit plans and programs that support physical, emotional, and financial wellness. Our benefit programs include a broad array of plans, such as healthcare and retirement benefits, and an employee assistance program in Europe, North America, South America, as well as some of our other global locations, which provides additional no-cost access to behavioral health benefits and counseling. Benefits are reviewed on an annual basis to ensure they stay competitive in the marketplace, are clear, and incorporate the voice of our employees to ensure we meet their diverse needs.

The goals of our compensation programs are to align pay for performance; reward profitable long-term growth; support company goals, business transformation, and company culture; pay market competitive compensation that attracts, retains, and motivates top talent and allows for upside opportunity to reward that talent if the company achieves superior performance; and align the interests of management to our owners, the shareholders. Our rewards are constructed to incentivize enterprise performance and commercial growth and to support business strategy and the achievement of business performance goals. We have designed short- and long-term incentives to drive the behaviors necessary to achieve our enterprise strategic priorities. These incentives ensure groups and individuals are rewarded for working together toward our most impactful priorities, products, and services. We are increasing compensation transparency, which helps drive the connection between pay and performance and supports our goal of providing visibility to our employees about career path opportunities in the organization.

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
Community Engagement
Giving back to our communities and supporting non-profit organizations inspires and engages our employees and is core to our culture. We proudly support our industry and our communities around the world by providing philanthropic donations to causes that matter most to our employees. Through our company and the C.H. Robinson Foundation, we contributed $3.6 million to approximately 1,000 charities in 2023.

We provide funding in the following focus areas: strategic industry grants that help the supply chain and logistics industry thrive; diversity, equity and inclusion grants that foster equal opportunities and promote inclusivity; Twin Cities grants that strengthen Minneapolis-Saint Paul; employee-driven philanthropy through Robinson Cares, our signature giving and volunteer program. In addition, the company and the C.H. Robinson Foundation support disaster relief and humanitarian aid, employee relief funds, and scholarship programs for our employees and our contract carriers.

Environmental Sustainability

C.H. Robinson is committed to reducing our environmental footprint, while helping to support sustainability efforts in our industry and for our customers. On a regular basis, we engage with our internal and external stakeholders to identify our priority ESG topics, including environmental sustainability. Our Chief Human Resources and ESG Officer and Vice President of ESG provide annual updates to the Board of Directors and designated committees on our most critical ESG topics. The full results of these engagements and more information is available in our annual ESG report each year, which includes indices for the Sustainability Accounting Standards Board and Task Force on Climate-Related Financial Disclosures.

We focus our sustainability efforts in three areas: working to reduce our own greenhouse gas emissions, helping customers meet their sustainability goals, and contributing to advancements in sustainability within the transportation industry. We are committed to reducing our greenhouse gas emissions, and we measure and report on our Scope 1, 2, and 3 emissions in our annual ESG report. We set a science-aligned below 2°C goal to reduce our Scope 1 and 2 carbon intensity by 40 percent by 2025. In 2023, we announced that we met and exceeded our goal two years early and have reduced our emissions intensity by 47 percent.
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
Information about our Executive Officers
The Board of Directors designates the executive officers annually. Below are the names, ages, and positions of the executive officers as of February 16, 2024:

Name	Age	Position
David P. Bozeman	55	President and Chief Executive Officer
Ben G. Campbell	58	Chief Legal Officer and Secretary
Michael Castagnetto	47	President of NAST
Angela K. Freeman	56	Chief Human Resources and ESG Officer
Arun Rajan	55	Chief Operating Officer
Michael J. Short	53	President of Global Freight Forwarding
Michael P. Zechmeister	57	Chief Financial Officer

David P. Bozeman was named the President and Chief Executive Officer in June 2023. Prior to joining C.H. Robinson, Dave served as Vice President, Ford Customer Service Division, and Vice President, Enthusiast Vehicles, for Ford Blue of Ford Motor Company, an automobile manufacturer, a position he held since August 2022. Prior to joining Ford, Dave was Senior Vice President, Amazon Transportation Services of Amazon.com, Inc., an electronic commerce and cloud computing company, from February 2017 to August 2022. Dave previously held leadership positions of increasing responsibility at Caterpillar Inc. and Harley-Davidson, Inc. Dave holds a Master of Science degree in Engineering Management from the Milwaukee School of Engineering and a Bachelor of Science degree in Manufacturing Design from Bradley University.

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

Michael Castagnetto was named President of NAST in February 2024. Prior executive and management positions with the company include NAST Vice President of Customer Success from January 2023 to January 2024, Robinson Fresh President, from January 2020 to December 2022 and other management roles of increasing responsibility since 2013. Prior to these roles, Michael held various customer facing roles within the company. He began his career with C.H. Robinson through the company’s acquisition of FoodSource, Inc., in 2005. He is a board member of the Pinky Swear Foundation. He holds a Bachelor of Arts from Saint Mary’s College of California.

Angela K. Freeman was named Chief Human Resources Officer in January 2015, and in October 2019, also became ESG Officer. She additionally serves as the Chair of the Board of the C.H. Robinson Foundation. Prior to her current roles, she served as Vice President of Human Resources from August 2012 to December 2014 and Vice President of Investor Relations and Public Affairs from January 2009 to August 2012. Previous positions at C.H. Robinson include Director of Investor Relations and Director of Marketing Communications. In addition to her responsibilities at C.H. Robinson, Angela currently serves on the Board of Directors of The Shyft Group, Inc. and on the Board of the University of North Dakota Alumni Association & Foundation. Prior to joining C.H. Robinson in 1998, Angela was with McDermott/O’Neill & Associates, a Boston-based public affairs firm. Angela holds a Bachelor of Arts degree and a Bachelor of Science degree from the University of North Dakota and a Master of Science degree from the London School of Economics.

Arun Rajan was named Chief Operating Officer in October 2022 and leads the Product, Technology, Data Science, Analytics and Marketing organizations at C.H. Robinson. Arun joined C.H. Robinson as Chief Product Officer in September 2021. Prior to joining C.H. Robinson, Arun was the Chief Technology Officer of Whole Foods Market, part of Amazon, from September 2019 to July 2021. Arun also held leadership positions at Zappos, an online retail company, through its acquisition by Amazon, serving as Chief Operating Officer from April 2015 to August 2019, Acting Chief Operating Officer from September 2014 to March 2015, and Chief Technology Officer from 2009 to 2013. Prior to Zappos, Arun's leadership roles included serving as the Chief Technology Officer of One Kings Lane in San Francisco, Co-founder and Chief Technology Officer of New York City’s Intent Media, Chief Technology Officer of Travelocity Europe and LastMinute.com in London, and Co-Founder and Chief Technology Officer of ITRadar.com in Minneapolis, Minnesota. Arun holds a Bachelor of Science degree in Computer Science from Pittsburgh State University and a Master of Science degree in Information Systems Management from the University of Arizona.

Michael J. Short was named President of Global Freight Forwarding in May 2015. He joined C.H. Robinson through the company’s acquisition of Phoenix International in 2012 and is a 21-year veteran of the global forwarding industry. Prior to being named President of Global Freight Forwarding, Michael served as Vice President, Global Forwarding – North America. Prior to joining C.H. Robinson, he held a number of roles at Phoenix International, including Regional Manager, Sales Manager, and General Manager of the St. Louis office. He holds a Bachelor of Science degree from the University of Missouri.

Michael P. Zechmeister was named Chief Financial Officer in September 2019. He has over three decades of finance experience. Before joining C.H. Robinson in September 2019, he served as Chief Financial Officer of United Natural Foods, Inc. (“UNFI”), a natural and organic food company, where he led organization and capability enhancements across the finance function. Prior to joining UNFI, he spent 25 years at General Mills, where he held a variety of finance leadership roles, including Vice President of Finance for the Pillsbury and Yoplait Divisions, Vice President of Finance for U.S. Retail Sales, and Treasurer. Michael currently serves on the Board of Directors of Hormel Foods Corporation. Michael holds a Bachelor of Science degree from the Carlson School of Management at the University of Minnesota and a Masters of Business Administration from the Kellogg School of Management at Northwestern University. As previously, disclosed, Michael will depart his position as Chief Financial Officer upon the appointment of his successor or no later than May 31, 2024, at which time he plans to retire.
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
Except for the historical information contained in this Form 10-K, the matters set forth in this document may be deemed to be forward-looking statements that represent our expectations, beliefs, intentions, or strategies concerning future events. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience or our present expectations, including, but not limited to, factors such as changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; fuel price increases or decreases, or fuel shortages; competition and growth rates within the global logistics industry that could adversely impact our profitability; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; risks associated with seasonal changes or significant disruptions in the transportation industry; risks associated with identifying and completing suitable acquisitions; our dependence upon and changes in relationships with existing contracted truck, rail, ocean, and air carriers; risks associated with the loss of significant customers; risks associated with reliance on technology to operate our business; cyber-security related risks; our ability to staff and retain employees; risks associated with operations outside of the U.S.; our ability to successfully integrate the operations of acquired companies with our historic operations; climate change related risks; risks associated with our indebtedness; risks associated with interest rates; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with the potential impact of changes in government regulations including environmental-related regulations; risks associated with the changes to income tax regulations; risks associated with the produce industry, including food safety and contamination issues; the impact of changes in political and governmental conditions; changes to our capital structure; changes due to catastrophic events; risks associated with the usage of artificial intelligence technologies; and other risks and uncertainties, including those described in Item 1A, Risk Factors. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update these statements in light of subsequent events or developments.

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
•Decrease in volumes: A reduction in overall freight volumes in the marketplace may reduce our opportunities for growth. A significant portion of our freight is comprised of transactional or spot market opportunities. The market may be impacted by supply chain disruptions or overall economic conditions. In addition, if a downturn in our customers’ business cycles causes a reduction in the volumes of freight shipped by those customers, particularly among certain national retailers or in the food, beverage, retail, manufacturing, housing, paper, ecommerce, or printing industries, our operating results could be adversely affected. During 2022 and 2023, we experienced a decline in volumes as shippers struggled with elevated inventory levels and consumer demand was negatively impacted by inflation and macroeconomic uncertainty. These volume declines have also driven declining freight rates in certain transportation modes and trade lanes.
•Credit risk and working capital: Some of our customers may face economic difficulties and may not be able to pay us, and some may go out of business. In addition, some customers may not pay us as quickly as they have in the past, which may cause our working capital needs to increase.
•Transportation provider failures: A significant number of our contracted transportation providers may go out of business, and we may be unable to secure sufficient equipment or other transportation services to meet our commitments to our customers.
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
Changing fuel costs and interruptions of fuel supplies may have an impact on our adjusted gross profit margin. In our truckload transportation business, fluctuating fuel prices may result in a decreased adjusted gross profit margin. While our different pricing arrangements with customers and contracted motor carriers make it very difficult to measure the precise impact, we believe fuel costs essentially act as a pass-through cost to our truckload business. In times of fluctuating fuel prices, our adjusted gross profit margin may also fluctuate. Adjusted gross profit margin is a non-GAAP financial measure calculated as adjusted gross profits divided by total revenues. For additional information, see Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our dependence on third parties to provide equipment and services may impact the delivery and quality of our transportation and logistics services. We do not employ the people directly involved in delivering our customers’ freight. We depend on independent third parties to provide truck, rail, ocean, and air services and to report certain events to us, including but not limited to, shipment status information and freight claims. These independent third parties may not fulfill their obligations to us, or our relationship with these parties may change, which may prevent us from meeting our commitments to our customers. Our reliance on these third parties also could cause delays in reporting certain events, including recognizing claims. In addition, if we are unable to secure sufficient equipment or other transportation services from third parties to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control, including:
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
Our earnings may be affected by seasonal changes or significant disruptions in the transportation industry. Results of operations for our industry generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. We believe this historical pattern has been the result of, or influenced by, numerous factors, including national holidays, weather patterns, consumer demand, economic conditions, and other similar and subtle forces. Although seasonal changes in the transportation industry have not had a significant impact on our cash flow or results of operations, we expect this trend to continue, and we cannot guarantee it will not adversely impact us in the future. The transportation industry may also be significantly impacted by disruptions such as port congestion and the availability of transportation equipment, as well as factors such as labor shortages, fuel prices, shifts in consumer demand toward more locally sourced products, and regulatory changes. These disruptions may impact the growth rates within the global logistics industry and our ability to provide transportation services for our customers, each of which may adversely impact our results of operations and operating cash flows.
We may be unable to identify or complete suitable acquisitions and investments. We may acquire or make investments in complementary businesses, products, services, or technologies. We cannot guarantee we will be able to identify suitable acquisitions or investment candidates. Even if we identify suitable candidates, we cannot guarantee we will make acquisitions or investments on commercially acceptable terms, if at all. The timing and number of acquisitions we pursue may also cause volatility in our financial results. In addition, we may incur debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of any equity securities could be dilutive to our stockholders.
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
As demonstrated by recent material and high-profile data security breaches, computer malware, viruses, computer hacking, and phishing attacks have become more prevalent, have occurred on our operating systems in the past, and may occur on our operating systems in the future. Previous attacks on our operating systems have not had a material financial impact on our operations, but we cannot guarantee future attacks will have little to no impact on our business. Furthermore, given the interconnected nature of the supply chain and our significant presence in the industry, we believe we may be an attractive target for such attacks. The insurance coverage we currently have in place may not apply to a particular loss or it may not be sufficient to cover all liabilities to which we may be subject. A loss for which we are not adequately insured could materially affect our financial results.
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
Our international operations subject us to operational, financial, and data privacy risks. We provide services within and between foreign countries on an increasing basis. Our business outside of the U.S. is subject to various risks, including:
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
•issues related to non-compliance with laws, rules, and regulations in the countries in which we operate including the U.S. Foreign Corrupt Practices Act and similar regulations. Failure to comply could result in reputational harm, substantial penalties, and operational restrictions; and
•global laws and regulations regarding the collection, use, processing, and transfer of personal information may impact our services by imposing restrictions on processing, increase legal claim liability, and increase regulatory scrutiny and fines. These requirements continue to evolve and vary by region and regime, which increases the risk of noncompliance and impacts operations, including additional expenses and resources necessary to manage compliant operations.
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

Our ability to appropriately staff and retain employees is important to our business model. Our continued success depends upon our ability to attract and retain motivated logistics professionals. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it may be more difficult to match our staffing level to our business needs. We cannot guarantee we will be able to continue to hire and retain a sufficient number of qualified personnel. In addition, macroeconomic factors impacting the labor market may result in higher costs to hire and retain qualified personnel. Because of our comprehensive employee training program, our employees are attractive targets for new and existing competitors. Continued success depends in large part on our ability to develop successful employees into managers.
We use, and may continue to expand our use of, machine learning and artificial intelligence (“AI”) technologies to deliver our services and operate our business. If we fail to successfully integrate AI into our platform and business processes, or if we fail to keep pace with rapidly evolving AI technological developments, including attracting and retaining talented AI developers and programmers and cybersecurity personnel, we may face a competitive disadvantage. At the same time, the use or offering of AI technologies may result in new or expanded risks and liabilities, including enhanced government or regulatory scrutiny, litigation, privacy and compliance issues, ethical concerns, confidentiality, reputational harm, and security risks. It is not possible to predict all of the risks related to the use of AI and changes in laws, rules, directives, and regulations governing the use of AI may adversely affect our ability to develop and use AI or subject us to legal liability. The cost of complying with laws and regulations governing AI could be significant and would increase our operating expenses, which could adversely affect our business, financial condition, and results of operations. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in efforts to further incorporate AI into our processes.
We derive a significant portion of our total revenues and adjusted gross profits from our largest customers. During 2023, our top 100 customers based on total revenue comprised approximately 35 percent of our consolidated total revenues and our top 100 customers based on adjusted gross profits comprised approximately 28 percent of our consolidated adjusted gross profits. Our largest customer comprised approximately two percent of our consolidated total revenues. The sudden loss of major customers could materially and adversely affect our operating results.

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

Such impacts may disrupt our operations by adversely affecting our ability to procure services that meet regulatory or customer requirements and may negatively affect our results of operations, cash flows, and financial condition.
We may have difficulties integrating acquired companies. For acquisitions, success depends upon efficiently integrating the acquired business into our existing operations. If we complete a large acquisition or multiple acquisitions within a short period of time, we may experience heightened difficulties integrating the acquired companies. We are required to integrate these businesses into our internal control environment, which may present challenges that are different than those presented by organic growth and that may be difficult to manage. If we are unable to successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, our business, prospects, results of operations, financial position, and cash flows could be materially and adversely affected.
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
Governmental, regulatory, and legal risk factors
Changes to income tax regulations in the U.S. and other jurisdictions where we operate may increase our tax liability. We are subject to income taxes in the U.S. and other jurisdictions where we operate. Changes to income tax laws and regulations in any of the jurisdictions where we operate could adversely affect our overall tax liability. The Organization for Economic Cooperation and Development (“OECD”) reached agreement among various countries to implement a minimum 15 percent tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could impact our effective tax rate and tax liabilities. Given the numerous proposed tax law changes and the uncertainty regarding such proposed legislative changes, the impact of Pillar Two could adversely impact our effective tax rate, financial position, and results of operations.
We are subject to claims arising from our transportation operations. We use the services of thousands of third-party transportation companies in connection with our transportation operations. From time to time, the drivers employed and engaged by the motor carriers with which we contract are involved in accidents, which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted motor carrier. We contractually require all motor carriers we work with to carry at least $750,000 in automobile liability insurance. We also require all contracted motor carriers to maintain workers compensation and other insurance coverage as required by law. Most contracted motor carriers have insurance exceeding these minimum requirements, as well as cargo insurance in varying policy amounts. Railroads, which are generally self-insured, provide limited common carrier cargo loss or damage liability protection, generally up to $250,000 per shipment. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for the contracted motor carriers, from time to time, claims may be asserted against us for their actions or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage or may not be covered by insurance at all. A material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims, or unfavorable resolutions of claims could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability. Our involvement in the transportation of certain goods, including but not limited to, hazardous materials, could also increase our exposure in the event one of our contracted motor carriers is involved in an accident resulting in injuries or contamination.
In North America, as a property freight broker, we are not legally liable for loss or damage to our customers' cargo. In our customer contracts, we may agree to assume cargo liability up to a stated maximum. We typically do not assume cargo liability to our customers above minimum industry standards in our international freight forwarding, ocean transportation, or air freight businesses on international or domestic air shipments. Although we are not legally liable for loss or damage to our customers' cargo, from time to time, claims may be asserted against us for cargo losses. We maintain a broad cargo liability insurance policy to help protect us against catastrophic losses that may not be recovered from the responsible contracted carrier. We also carry various liability insurance policies, including automobile and general liability, with a $125 million umbrella with up to a $10 million retention, an additional $10 million corridor retention, and a $6.5 million retention in various layers throughout the umbrella.

Buying and reselling fresh produce exposes us to possible product liability. Agricultural chemicals used on fresh produce are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Product recalls in the produce industry have been caused by concern about particular chemicals and alleged contamination, often leading to lawsuits brought by consumers of allegedly affected produce. We may face claims for a variety of damages arising from the sale of produce, which may include potentially uninsured consequential damages. While we are insured for up to $125 million for product liability claims subject to a $500,000 per incident deductible, settlement of class action claims is often costly, and we cannot guarantee our coverage will be adequate or that it will continue to be available. If we have to recall produce, we may be required to bear the cost of repurchasing, transporting, and destroying any allegedly contaminated product, as well as associated consequential damages. We carry product recall and contamination insurance coverage of $30 million. A loss for which we are not adequately insured could materially affect our financial results. The coverage we currently have in place may not apply to a particular loss, or it may not be sufficient to cover all liabilities to which we may be subject. This policy has a retention of $3.5 million per incident. Any recall or allegation of contamination could affect our reputation, particularly of our proprietary and/or licensed branded produce programs, which could materially and adversely affect our operating results. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.
Any material litigation related to the above types of claims or claims arising from our transportation operations may require significant time from management and could cause us to incur substantial legal and related costs, which may include damages that could have a material adverse impact on our financial results.
Our business depends upon compliance with numerous government regulations. Our operations may be regulated and licensed by various federal, state, and local transportation agencies in the U.S. and similar governmental agencies in foreign countries in which we operate.
We are subject to licensing and regulation as a property freight broker and are licensed by the DOT to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. For purposes of our Global Forwarding services, we are also subject to regulation by the FMC as an ocean freight forwarder and NVOCC, and we maintain separate bonds and licenses for each. We operate as a Department of Homeland Security certified IAC, providing air freight services, subject to commercial standards set forth by the IATA and federal regulations issued by the TSA. We provide customs brokerage services as a customs broker under a license issued by U.S. Customs and Border Protection (“CBP”), and we maintain Customs Trade Partnership Against Terrorism certification with CBP. Some customs entries fall within the jurisdiction of other authoritative governmental agencies (e.g., Food and Drug Administration, Fish and Wildlife Service, etc.). We also have and maintain other licenses as required by law.
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

Our contracted transportation providers are subject to increasingly stringent laws protecting the environment, including transitional risks relating to climate change, which could directly or indirectly have a material adverse effect on our business. Future and existing environmental regulatory requirements, including evolving transportation technology, in the U.S. and abroad could adversely affect operations and increase operating expenses, which in turn could increase our purchased transportation costs. We may also incur expenses as a result of regulators requiring additional climate-related disclosures regarding our contracted transportation providers that may be labor-intensive to report on. Until the timing, scope, and extent of such possible regulation becomes known, we cannot predict its effect on our company, but if we are unable to pass such costs along to our customers, our business could be materially and adversely affected. Even without any new legislation or regulation, increased public concern regarding greenhouse gas emissions by transportation carriers could harm the reputations of companies operating in the transportation and logistics industries and shift consumer demand toward more locally sourced products and away from our services.
General risk factors
We may be subject to negative impacts of changes in political and governmental conditions. Our operations may be subject to the influences of significant political, governmental, and similar changes and our ability to respond to them, including:
•changes in political conditions and in governmental policies;
•changes in and compliance with international and domestic laws and regulations; and
•wars, civil unrest, acts of terrorism, and other conflicts such as the current conflict in the Red Sea, which is impacting the global freight market.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
Our global reach and the ever-evolving threat landscape makes data security and privacy a critical priority for us. Our Director of Cybersecurity and Technology Risk Management and their global cybersecurity team reports to our Chief Technology Officer and together, they are responsible for our network security, cybersecurity risk management processes, and business continuity. This team partners with leaders from all of our global regions to align our cybersecurity risk management processes and strategic goals with our business priorities and to ultimately mitigate cybersecurity risk at C.H. Robinson.
Our global cybersecurity team has experience and expertise supporting mitigation of the potential cybersecurity threats facing our organization and vulnerabilities facing our technology infrastructure and potential cybersecurity threats. Our Director of Cybersecurity and Technology Risk Management has over a decade of experience leading cyber security oversight, and others on our global cybersecurity team have cybersecurity experience or certifications, such as the Certified Information Systems Security Professional, CompTIA, Offensive Security Certified Professional, Certificate of Cloud Security Knowledge, Global Information Assurance Certification (“GIAC”), Certified Incident Handler certifications. We view cybersecurity as a shared responsibility, and we periodically perform simulations and tabletop exercises at a management level and incorporate external resources and advisors as needed. All employees are required to complete cybersecurity trainings at least once a year and have access to more frequent cybersecurity trainings. We also require employees in certain roles to complete additional role-based, specialized cybersecurity trainings. Program performance is reported to and monitored by senior leadership and the Audit Committee on a quarterly basis.
The Company maintains an Enterprise Risk Management (“ERM”) program, which includes processes for key risk identification, mitigation efforts, and day-to-day management of risks, including cybersecurity risks. The ERM program is administered by our Internal Audit department and involves our global cybersecurity team, which possesses significant knowledge and expertise in the area of cybersecurity risks.

Our global cybersecurity team ensures the cybersecurity risks identified from the ERM program are incorporated into our overall cybersecurity program. Programs to address key cybersecurity risks have been put into place including layered coverage with focus areas and practices designed to address network and endpoint security, application security, and security operations. We also employ automated detection and event correlation techniques and alerting as well as integrate cyber threat intelligence into our processes. Our security operations center serves as the front line of these alerts and investigates and remediates threats as necessary. Although it is difficult to determine the potential impacts from a cybersecurity incident, we may experience negative impacts such as reputational harm, inability to retain existing customers or attract new customers, exposure to legal claims and government action, among others. Previous attacks on our operating systems have not had a material financial impact on our operations, but we cannot guarantee future attacks will have little to no impact on our business. Furthermore, given the interconnected nature of the supply chain and our significant presence in the industry, we believe we may be an attractive target for such attacks. The impact of a cybersecurity incident may have a material adverse impact on our financial condition, results of operations, availability of our systems, and growth prospects, which makes cybersecurity risk management of critical importance to our organization.
Although we have internally developed the majority of our line of business applications, we also rely on technology provided by third parties. We have processes in place to oversee and identify risks from cybersecurity threats associated with the use of third-party technology including third-party risk management, process and partner intake risk assessments, and dedicated procurement functions. These processes help mitigate the risks associated with utilizing external technology platforms and help prevent disruptions to our business operations.
We also involve external cybersecurity experts to assess our cybersecurity program, risk management, and relevant internal controls. In addition to our cybersecurity programs and policies, the Company also purchases a cybersecurity risk insurance policy to limit its exposure to cybersecurity incidents.
We have processes and programs in place to meet our global compliance obligations and work with our employees and teams across the globe to ensure security and data protection principles are integrated into the way we do business every day. We utilize a set of controls that integrate guidance from the EU’s General Data Protection Regulations and align with the U.S. National Institute of Standards and Technology’s (“NIST”) framework. We undergo a regular independent assessment of our operational and strategic maturity across NIST controls and summary performance is shared with senior leadership including our board of directors. In addition, we submit to independent assessments by external parties, including System and Organizational Controls (“SOC”) 2 Type 2 audits, covering customer-facing and line-of-business applications to ensure all safeguards function as they should. These functions are also supported by internal compliance teams who perform additional layers of testing prior to SOC 2 Type 2 procedures.
Our Technology Continuity program follows industry standards for disaster recovery practices, including close alignment with ISO 27031:2011 and the Disaster Recovery Institute International’s Professional Practices. Our program includes multiple components that act as an additional line of defense—among them are regular functional recovery and tabletop exercises; cybersecurity exercises; protected backups for critical data; recovery time objectives; and recovery point objectives including achievability metrics, application criticality tiering, program audit and maintenance, awareness and training, business impact analysis, and risk evaluation and controls.
Cybersecurity Governance
The Board of Directors is tasked with oversight of the Company’s cybersecurity, information governance, and privacy programs. The Audit Committee oversees our ERM program and receives semi-annual ERM updates, which include cyber-related risk items. In addition, our Audit Committee receives quarterly reports on cybersecurity from our Chief Technology Officer and our Director of Cybersecurity and Technology Risk Management. Our Director of Cybersecurity and Technology Risk Management and their global cybersecurity team has experience and expertise supporting mitigation of the potential cybersecurity threats facing our organization and vulnerabilities facing our technology infrastructure and potential cybersecurity threats.
We have also established a cross-functional project team of subject matter experts from across the organization to quickly analyze, mitigate, and remediate potential cybersecurity incidents or vulnerabilities and comply with cybersecurity related reporting requirements. The details of any such cybersecurity incidents or threats are included in the quarterly reports to the Audit Committee.

ITEM 2. PROPERTIES
Our corporate headquarters is in Eden Prairie, Minnesota. The total square footage of our four buildings, three of which we own, in Eden Prairie is 377,000. This total includes a data center of approximately 18,000 square feet.
We lease approximately 250 office locations in 37 countries across North America, Europe, Asia, South America, Oceania, and the Middle East. We lease a 201,000 square foot facility in Kansas City, Missouri with an expiration date of April 2032, and a 207,000 square foot facility in Chicago, Illinois, with an expiration date of August 2033. In addition, we lease warehouse space totaling approximately 4.4 million square feet in 23 locations primarily within the U.S. and a data center in Oronoco, Minnesota, of approximately 32,000 square feet.
Most of our offices and warehouses are leased from third parties under leases with initial terms ranging from one to 15 years. Our office locations range in space from 1,000 to 207,000 square feet. Because we are a global enterprise characterized by substantial intersegment cooperation, properties are often used by multiple business segments.
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
On February 14, 2024, the closing sales price per share of our common stock as quoted on the Nasdaq Global Select Market was $73.84 per share. On February 15, 2024, there were 128 holders of record. On February 12, 2024, there were 139,704 beneficial owners of our common stock.
Our declaration of dividends is subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon our results of operations, capital requirements, financial condition, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance the Board of Directors will declare or continue to pay dividends on the shares of common stock in the future.
The following table provides information about company purchases of common stock during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 2023	4,431	$85.53	—	6,763,445
November 2023	10,723	82.07	—	6,763,445
December 2023	3,256	86.02	—	6,763,445
Fourth quarter 2023	18,410	$83.60	—	6,763,445
________________________________
(1)The total number of shares purchased includes: (i) no shares of common stock were purchased under the authorization described below; and (ii) 18,410 shares of common stock surrendered to satisfy statutory tax withholding obligations under our stock incentive plans.
(2)On December 9, 2021, the Board of Directors increased the company’s share repurchase authorization by an additional 20,000,000 shares of common stock. As of December 31, 2023, there were 6,763,445 shares remaining for future repurchases. Repurchases may be made from time to time at prevailing prices in the open market or in privately negotiated transactions, subject to market conditions and other factors including Rule 10b5-1 plans and accelerated repurchase programs.

The graph below compares the cumulative 5-year total return of holders of C.H. Robinson Worldwide, Inc.’s common stock with the cumulative total returns of the S&P 500 index and the Nasdaq Transportation index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2018 to December 31, 2023.

	December 31,
	2018	2019	2020	2021	2022	2023
C.H. Robinson Worldwide, Inc.	$100.00	$95.29	$117.22	$137.35	$119.37	$115.66
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
Nasdaq Transportation	100.00	123.21	130.96	148.36	120.19	161.24
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest global logistics companies in the world, with consolidated total revenues of $17.6 billion in 2023. We bring together customers, carriers, and suppliers to connect and grow supply chains. We are grounded in our customer promise to use our technology, which is built by and for supply chain experts and powered by our information advantage, to deliver smarter solutions. These global solutions, combined with the expertise of our people, deliver value–from improved cost reductions and reliability to sustainability and visibility–that our customers and carriers can rely on.
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

	Twelve Months Ended December 31,
	2023		2022		2021
Revenues:
Transportation	$16,372,660		$23,516,384		$22,046,574
Sourcing	1,223,783		1,180,241		1,055,564
Total revenues	17,596,443		24,696,625		23,102,138
Costs and expenses:
Purchased transportation and related services	13,886,024		20,035,715		18,994,574
Purchased products sourced for resale	1,105,811		1,067,733		955,475
Direct internally developed software amortization	33,620		25,487		20,208
Total direct costs	15,025,455		21,128,935		19,970,257
Gross profits / Gross profit margin	2,570,988	14.6%	3,567,690	14.4%	3,131,881	13.6%
Plus: Direct internally developed software amortization	33,620		25,487		20,208
Adjusted gross profits / Adjusted gross profit margin	$2,604,608	14.8%	$3,593,177	14.5%	$3,152,089	13.6%

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

	Twelve Months Ended December 31,
	2023	2022	2021

Total revenues	$17,596,443	$24,696,625	$23,102,138
Operating income	514,607	1,266,782	1,082,108
Operating margin	2.9%	5.1%	4.7%

Adjusted gross profit	$2,604,608	$3,593,177	$3,152,089
Operating income	514,607	1,266,782	1,082,108
Adjusted operating margin	19.8%	35.3%	34.3%

MARKET TRENDS
The North America surface transportation market continues to experience weak freight demand combined with excess carrier capacity, which is resulting in an oversupplied and very competitive market. These conditions are typically referred to as a soft market and have existed throughout most of 2023 with transportation rates at, or near, the estimated cost to operate a truck. This compared to historically elevated transportation rates in the first half of 2022 before global demand began to slow and market conditions began to soften in the middle of 2022. One of the metrics we use to measure market conditions is the truckload routing guide depth from our Managed Services business. Routing guide depth represents the average number of carriers contacted prior to acceptance when procuring a transportation provider. Average routing guide depth has remained low throughout 2023 and finished the year at 1.2, representing that on average, the first carrier in a shipper's routing guide was executing the shipment in most cases. Average routing guide depth started at 1.7 in 2022 before the softening market conditions resulted in a decline to 1.2 at the end of 2022 and holding at those levels throughout 2023.
Similar to the North America surface transportation market, the global forwarding market was soft throughout 2023 as ocean vessel capacity has continued to expand relative to demand. These softening market conditions began in the middle of 2022 and continued throughout 2023. New vessel deliveries are expected to continue in the near term and further increase capacity in the industry and put downward pressure on ocean freight rates into the coming year. Partially offsetting these factors are global disruptions, which are impacting the capacity market and resulting in transit interruptions and vessel reroutings. These are expected to strain capacity in the coming year and result in elevated pricing, although the timeline to resolve these disruptions remains unclear. There continues to be more than sufficient air freight capacity in the market, which has kept air freight rates suppressed throughout 2023.
BUSINESS TRENDS
Our 2023 surface transportation results were largely consistent with the trends discussed in the market trends section. The weak freight demand and excess carrier capacity in the market has resulted in most shipments moving under committed pricing agreements and suppressed freight rates on the limited number of shipments reaching the spot market. This resulted in declines in both our total revenues and adjusted gross profits in 2023. This compared to the prior year where surface transportation rates were declining from historically elevated levels, which benefited our results in 2022 as periods where the cost of transportation declines often results in improved adjusted gross profits per shipment in our portfolio. Our average truckload linehaul cost per mile, excluding fuel surcharges, decreased approximately 18.5 percent during 2023. Our average truckload linehaul rate charged to our customers, excluding fuel surcharges, decreased approximately 21.0 percent during 2023.
Our 2023 Global Forwarding results were largely consistent with the trends discussed above in the market trends section. We experienced a decline in both total revenues and adjusted gross profits in our ocean and air freight businesses in 2023 compared to the prior year. These declines were largely driven by the weak global demand and the excess ocean vessel capacity in the market during 2023. The prior year benefited from elevated demand and higher transportation rates in the first half of 2022 before they began to rapidly decline in the second half of 2022 and into 2023. Our total ocean freight volumes decreased 5.0 percent while our air freight tonnage decreased 6.5 percent in 2023.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select 2023 year-over-year operating comparisons to 2022:
•Total revenues decreased 28.7 percent to $17.6 billion, primarily driven by lower pricing in our ocean and truckload services.
•Gross profits decreased 27.9 percent to $2.6 billion. Adjusted gross profits decreased 27.5 percent to $2.6 billion, primarily driven by lower adjusted gross profits per transaction in truckload and ocean services.
•Personnel expenses decreased 14.9 percent to $1.5 billion, primarily due to cost optimization efforts and lower variable compensation. Average employee headcount decreased 8.9 percent.
•Other selling, general, and administrative (“SG&A”) expenses increased 3.5 percent to $624.3 million, primarily due to a $25.3 million gain on the sale-leaseback of our Kansas City regional center recorded in the prior year, partially offset by decreased purchased and contracted services in the current year.
•Income from operations totaled $514.6 million, down 59.4 percent from last year, due to a decline in adjusted gross profits, partially offset by the decline in operating expenses. Adjusted operating margin of 19.8 percent decreased 1,550 basis points.
•Interest and other expenses, net totaled $105.4 million, which primarily consisted of $90.2 million of interest expense, which increased $13.1 million versus last year due to higher average variable interest rates. The current year results also included a $24.4 million net loss from foreign currency revaluation and realized foreign currency gains and losses.
•The effective tax rate for 2023 was 20.5 percent compared to 19.4 percent in 2022. The higher rate in 2023 was due primarily due to the higher tax rate on foreign earnings and the impact of the Section 199 domestic production activities settlement, partially offset by the tax impact of foreign tax credits.
•Net income totaled $325.1 million, down 65.4 percent from a year ago. Diluted earnings per share decreased 63.2 percent to $2.72.

CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Twelve Months Ended December 31,
	2023	2022	% change	2021	% change
Revenues:
Transportation	$16,372,660	$23,516,384	(30.4)%	$22,046,574	6.7%
Sourcing	1,223,783	1,180,241	3.7%	1,055,564	11.8%
Total revenues	17,596,443	24,696,625	(28.7)%	23,102,138	6.9%
Costs and expenses:
Purchased transportation and related services	$13,886,024	$20,035,715	(30.7)%	$18,994,574	5.5%
Purchased products sourced for resale	1,105,811	1,067,733	3.6%	955,475	11.7%
Personnel expenses	1,465,735	1,722,980	(14.9)%	1,543,610	11.6%
Other selling, general, and administrative expenses	624,266	603,415	3.5%	526,371	14.6%
Total costs and expenses	17,081,836	23,429,843	(27.1)%	22,020,030	6.4%
Income from operations	514,607	1,266,782	(59.4)%	1,082,108	17.1%
Interest and other expense	(105,421)	(100,017)	5.4%	(59,817)	67.2%
Income before provision for income taxes	409,186	1,166,765	(64.9)%	1,022,291	14.1%
Provision for income taxes	84,057	226,241	(62.8)%	178,046	27.1%
Net income	$325,129	$940,524	(65.4)%	$844,245	11.4%

Diluted net income per share	$2.72	$7.40	(63.2)%	$6.31	17.3%

Average employee headcount	16,041	17,601	(8.9)%	15,761	11.7%

Adjusted gross profit margin percentage(1)
Transportation	15.2%	14.8%	40 bps	13.8%	100 bps
Sourcing	9.6%	9.5%	10 bps	9.5%	- bps
Total adjusted gross profit margin	14.8%	14.5%	30 bps	13.6%	90 bps
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of the twelve months ended December 31, 2023, to the twelve months ended December 31, 2022. A similar discussion and analysis that compares the twelve months ended December 31, 2022, to the twelve months ended December 31, 2021, can be found in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our 2022 Annual Report on Form 10-K filed with the SEC on February 17, 2023.
A reconciliation of our reportable segments to our consolidated results can be found in Note 9, Segment Reporting, in Part II, Financial Information of this Annual Report on Form 10-K.
Consolidated Results of Operations—Twelve Months Ended December 31, 2023 Compared to Twelve Months Ended December 31, 2022
Total revenues and direct costs. Total transportation revenues and direct costs decreased driven by lower pricing and freight costs in nearly all service lines, most notably ocean and truckload services. In addition, volume declined in nearly all transportation services compared to the prior year. Transportation rates have declined from the prior year driven by the weak freight demand combined with excess carrier capacity experienced throughout most of 2023 in both the surface transportation and global forwarding markets. Transportation rates remained historically elevated for the first half of 2022 before global demand began to slow and market conditions began to soften in the middle of 2022 and continued throughout 2023. Our sourcing total revenue and direct costs increased, driven by an increase in case volume with foodservice and retail customers.

Gross profits and adjusted gross profits. Our transportation adjusted gross profits decreased due to lower adjusted gross profits per transaction in truckload and ocean services, in addition to decreased volumes in nearly all service lines. The lower adjusted gross profits per transaction was driven by the weak freight demand and excess capacity in the surface transportation and global forwarding markets discussed in the market trends and business trends sections above, which have suppressed freight rates in the twelve months ended December 31, 2023. Our prior year surface transportation adjusted gross profits per transaction benefited from market conditions beginning to soften, resulting in the declining cost of purchased transportation relative to our contractual rates negotiated in prior quarters. Similarly, freight demand and transportation rates remained historically elevated in the first half of 2022 in the global forwarding market until they began to rapidly decline in the second half of 2022 and into 2023. Sourcing adjusted gross profits increased, driven by integrated supply chain solutions for foodservice and wholesale customers as well as increased pricing and volume in the retail industry.
Operating expenses. Personnel expenses decreased primarily due to cost optimization efforts including lower average employee headcount in addition to lower variable compensation decreased reflecting the decline in results relative to the prior year. Other SG&A expenses increased primarily due to a $23.5 million gain on the sale-leaseback of a facility in Kansas City in the prior year. This increase was partially offset by decreased purchased and contracted services, including temporary labor in 2023.
Operating expenses in 2023 also included $18.4 million of severance and related expenses primarily related to our 2022 Restructuring Program and $19.6 million of other SG&A expenses related to exit and disposal costs including asset impairments from our South American Restructuring Program. Operating expenses in 2022 included $21.5 million of severance and related expenses and $15.2 million of other SG&A expenses, primarily due to the impairment of certain capitalized internally developed software from our 2022 Restructuring Program. Refer to Note 15, Restructuring, in this report for further discussion related to our 2022 Restructuring and South American Restructuring Programs.
Interest and other income/expense, net. Interest and other expense of $105.4 million, primarily consisted of $90.2 million of interest expense, which increased $13.1 million compared to the prior year due to a higher average variable interest rates compared to the prior year. The current year also included a $24.4 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses driven by a $16.4 million foreign currency loss related to the devaluation of the Argentine Peso. The prior year included a $23.5 million unfavorable impact of foreign currency revaluation and realized foreign currency gains and losses driven primarily by balances denominated in U.S. Dollars, including intercompany balances, in regions where the U.S. Dollar is not the functional currency and a $9.3 million foreign currency loss related to the devaluation of the Argentine Peso.
Provision for income taxes. Our effective income tax rate was 20.5 percent in 2023 and 19.4 percent in 2022. The effective income tax rate for the twelve months ended December 31, 2023 was lower than the statutory federal income tax rate primarily due to the tax impact of foreign tax credits, U.S. tax credits and incentives, and the tax impact of share-based payment awards, which reduced the effective tax rate by 9.5 percentage points, 3.4 percentage points, and 2.2 percentage points, respectively. These impacts were partially offset by a higher tax rate on foreign earnings and the impact of the Section 199 domestic production activities settlement, which increased the effective tax rate by 6.7 percentage points and 4.7 percentage points, respectively. The effective income tax rate for the twelve months ended December 31, 2022, was lower than the statutory federal income tax rate primarily due to the tax benefit from U.S. tax credits and incentives, foreign tax credits, and the tax impact of share-based payment awards, which reduced the effective tax rate by 2.0 percentage points, 1.2 percentage points, and 1.1 percentage points, respectively. These impacts were partially offset by state income taxes, net of federal benefits, which increased the effective tax rate by 2.1 percentage points.

NAST Segment Results of Operations

	Twelve Months Ended December 31,
(dollars in thousands)	2023	2022	% change	2021	% change
Total revenues	$12,471,075	$15,827,467	(21.2)%	$14,507,917	9.1%
Costs and expenses:
Purchased transportation and related services	10,877,221	13,630,763	(20.2)%	12,714,964	7.2%
Personnel expenses	662,037	844,472	(21.6)%	779,435	8.3%
Other selling, general, and administrative expenses	471,857	518,930	(9.1)%	428,167	21.2%
Total costs and expenses	12,011,115	14,994,165	(19.9)%	13,922,566	7.7%
Income from operations	$459,960	$833,302	(44.8)%	$585,351	42.4%

	Twelve Months Ended December 31,
	2023	2022	% change	2021	% change
Average employee headcount	6,469	7,365	(12.2)%	6,764	8.9%
Service line volume statistics
Truckload			(4.5)%		0.5%
LTL			(2.0)%		(2.0)%

Adjusted gross profits(1)
Truckload	$943,674	$1,463,363	(35.5)%	$1,192,644	22.7%
LTL	543,657	626,744	(13.3)%	517,500	21.1%
Other	106,523	106,597	(0.1)%	82,809	28.7%
Total adjusted gross profits	$1,593,854	$2,196,704	(27.4)%	$1,792,953	22.5%
________________________________
(1) Adjusted gross profits is a non-GAAP financial measure explained above.
Twelve Months Ended December 31, 2023 Compared to Twelve Months Ended December 31, 2022
Total revenues and direct costs. NAST total revenues and direct costs decreased driven by lower pricing and freight costs in truckload and LTL services compared to the prior year in addition to volume declines in both services. Transportation rates have declined from the prior year driven by weak freight demand resulting in declining volume combined with the excess carrier capacity experienced throughout most of 2023 in the surface transportation market. Transportation rates remained historically elevated for the first half of 2022 before global demand began to slow and market conditions began to soften in the middle of 2022, which continued throughout 2023.
Gross profits and adjusted gross profits. NAST adjusted gross profits decreased due to lower adjusted gross profits per transaction in truckload services and, to a lesser extent, LTL services. Volumes also declined in both services. The lower adjusted gross profits per transaction was driven by the weak freight demand and excess capacity in the surface transportation markets discussed in the market trends and business trends sections above, which have suppressed freight rates in the twelve months ended December 31, 2023. NAST adjusted gross profits per transaction in the twelve months ended December 31, 2022, benefited from market conditions beginning to soften, resulting in the declining cost of purchased transportation relative to our previously negotiated contractual rates. Our average truckload linehaul rate per mile charged to our customers decreased approximately 21.0 percent. Our truckload transportation costs, excluding fuel surcharges, decreased approximately 18.5 percent.
Operating expenses. NAST personnel expenses decreased primarily due to cost optimization efforts, including lower average employee headcount, in addition to decreased variable compensation, reflecting the decline in results relative to the prior year. NAST SG&A expenses decreased primarily due to lower allocated corporate expenses and the impact of elevated legal settlements included in the prior year.
NAST operating expenses also included $1.1 million and $6.3 million of severance and related expenses from our 2022 Restructuring Program in the twelve months ended December 31, 2023 and 2022, respectively. The twelve months ended December 31, 2022, also included $3.2 million of other SG&A expenses, primarily due to the impairment of certain capitalized internal developed software from our 2022 Restructuring Program. Refer to Note 15, Restructuring, for further discussion related to our 2022 Restructuring Program.
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
Global Forwarding Segment Results of Operations

	Twelve Months Ended December 31,
(dollars in thousands)	2023	2022	% change	2021	% change
Total revenues	$2,997,704	$6,812,008	(56.0)%	$6,729,790	1.2%
Costs and expenses:
Purchased transportation and related services	2,308,339	5,728,535	(59.7)%	5,656,249	1.3%
Personnel expenses	366,464	414,690	(11.6)%	368,563	12.5%
Other selling, general, and administrative expenses	237,071	219,419	8.0%	194,222	13.0%
Total costs and expenses	2,911,874	6,362,644	(54.2)%	6,219,034	2.3%
Income from operations	$85,830	$449,364	(80.9)%	$510,756	(12.0)%

	Twelve Months Ended December 31,
	2023	2022	% change	2021	% change
Average employee headcount	5,222	5,712	(8.6)%	5,071	12.6%
Service line volume statistics
Ocean			(5.0)%		(0.5)%
Air			(6.5)%		(9.0)%
Customs			(8.5)%		3.5%

Adjusted gross profits(1)
Ocean	$420,826	$729,453	(42.3)%	$710,845	2.6%
Air	121,978	195,191	(37.5)%	221,906	(12.0)%
Customs	97,095	107,691	(9.8)%	100,540	7.1%
Other	49,466	51,138	(3.3)%	40,250	27.1%
Total adjusted gross profits	$689,365	$1,083,473	(36.4)%	$1,073,541	0.9%
________________________________
(1)Adjusted gross profits is a non-GAAP financial measure explained above.
Twelve Months Ended December 31, 2023 Compared to Twelve Months Ended December 31, 2022
Total revenues and direct costs. Global Forwarding total revenues and direct costs decreased driven by lower pricing and purchased transportation costs in both ocean and air freight and, to a lesser extent, volume declines in both service lines. Transportation rates have declined from the prior year driven by the weak freight demand resulting in declining volume combined with excess carrier capacity experienced throughout most of 2023. In the prior year, freight demand and transportation rates in the global forwarding market remained historically elevated in the first half of 2022 until they began to rapidly decline in the second half of 2022 and into 2023.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits decreased due to lower adjusted gross profits per transaction in ocean and air freight services in addition to volume declines in both services. The lower adjusted gross profits per transaction was driven by the weak freight demand and excess carrier capacity in the global forwarding market discussed in the market trends and business trends sections above, which have suppressed freight rates in the twelve months ended December 31, 2023. In the prior year, freight demand and transportation rates remained historically elevated in the first half of 2022, resulting in elevated adjusted gross profits per transaction before they began to decline in the second half of 2022 to the levels experienced for most of the twelve months ended December 31, 2023. Customs adjusted gross profits decreased driven by a decline in transaction volumes.

Operating expenses. Personnel expenses decreased primarily due to cost optimization efforts, including lower average employee headcount and lower variable compensation, reflecting the decline in results relative to the prior year. Other SG&A expenses increased driven by an increase in restructuring expenses in the current year discussed below, partially offset by lower expenditures for purchased and contracted services, including those for temporary labor.
Global Forwarding personnel expenses in the twelve months ended December 31, 2023, also included $3.8 million of severance and related expenses from our 2022 Restructuring and South American Restructuring Programs. The twelve months ended December 31, 2023, included $18.2 million of other SG&A expenses primarily related to losses on disposal and exit activities, including asset impairments from our South American Restructuring Program. The twelve months ended December 31, 2022, included $3.8 million of severance and related expenses and $3.2 million of other SG&A expenses, primarily due to the impairment of certain capitalized internally developed software projects related to our 2022 Restructuring Program. Refer to Note 15, Restructuring, for further discussion related to our 2022 Restructuring and our South American Restructuring Programs.
All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Services segment, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Twelve Months Ended December 31,
(dollars in thousands)	2023	2022	% change	2021	% change
Total revenues	$2,127,664	$2,057,150	3.4%	$1,864,431	10.3%
Loss from operations	(31,183)	(15,884)	N/M	(13,999)	N/M

Adjusted gross profits(1)
Robinson Fresh	131,216	121,639	7.9%	107,543	13.1%
Managed Services	116,196	115,094	1.0%	105,064	9.5%
Other Surface Transportation	73,977	76,267	(3.0)%	72,988	4.5%
Total adjusted gross profits	$321,389	$313,000	2.7%	$285,595	9.6%
________________________________
(1) Adjusted gross profits is a non-GAAP financial measure explained above.
Twelve Months Ended December 31, 2023 Compared to Twelve Months Ended December 31, 2022
Total revenues and direct costs. Total revenues and direct costs increased driven by an increase in case volume for foodservice and retail customers in Robinson Fresh. Other Surface Transportation total revenues and direct costs also increased, driven by higher truckload volumes in Europe.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased driven by integrated supply chain solutions for foodservice and wholesale customers as well as increased pricing and volume in the retail industry. Managed Services adjusted gross profits increased due to growth in adjusted gross profits per transaction, partially offset by a reduction in freight under management, driven by the weak industry freight demand experienced in 2023. Other Surface Transportation adjusted gross profits decreased, primarily due to lower European truckload adjusted gross profits per transaction, partially offset by an increase in Europe truckload volumes.
Operating expenses. The operating expenses in the twelve months ended December 31, 2023, for All Other and Corporate included $13.5 million of severance and related expenses from our 2022 Restructuring Program. The twelve months ended December 31, 2023, included $1.5 million of other SG&A expenses primarily from our 2022 Restructuring Program. The twelve months ended December 31, 2022, included $11.4 million of severance and related expenses and $8.8 million of other SG&A expenses, primarily due to the impairment of certain capitalized internally developed software projects related to our 2022 Restructuring Program. Refer to Note 15, Restructuring, for further discussion related to our 2022 Restructuring Program.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (dollars in thousands):

Description	Carrying Value as of December 31, 2023	Borrowing Capacity	Maturity
Revolving Credit Facility	$160,000	$1,000,000	November 2027
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables Securitization Facility(1)	499,542	500,000	November 2025
Senior Notes (1)	595,945	600,000	April 2028
Total debt	$1,580,487	$2,425,000
________________________________
(1) Net of unamortized discounts and issuance costs.
We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, share repurchases, or other investments.
Cash and cash equivalents totaled $145.5 million as of December 31, 2023, and $217.5 million as of December 31, 2022. Cash and cash equivalents held outside the U.S. totaled $142.8 million as of December 31, 2023, and $204.7 million as of December 31, 2022. Working capital increased from $266.4 million at December 31, 2022, to $828.7 million at December 31, 2023.
We prioritize our investments to grow our market share and expand globally in key industries, trade lanes, and geographies, and to digitize our customer, carrier, and internal tools to support our organic growth. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

Twelve months ended December 31,	2023	2022	% change	2021	% change
Sources (uses) of cash:
Cash provided by operating activities	$731,946	$1,650,171	(55.6)%	$94,955	1,637.8%

Capital expenditures	(84,111)	(128,497)		(70,922)
Acquisitions, net of cash acquired	—	—		(14,750)
Sale of property and equipment	1,324	63,579		—
Cash used for investing activities	(82,787)	(64,918)	27.5%	(85,672)	(24.2)%
Repurchase of common stock	(63,884)	(1,459,900)		(581,756)
Cash dividends	(291,569)	(285,317)		(277,321)
Net (repayments) borrowings on debt	(394,000)	54,000		822,701
Other financing activities	31,620	71,671		43,949
Net cash (used for) provided by financing activities	(717,833)	(1,619,546)	(55.7)%	7,573	N/M
Effect of exchange rates on cash and cash equivalents	(3,284)	(5,638)		(3,239)
Net change in cash and cash equivalents	$(71,958)	$(39,931)		$13,617

Cash flow from operating activities. We generated significant cash flow from operating activities in 2022 driven by our strong operating results. Our net income in 2023 was adversely impacted by the weak freight demand and excess carrier capacity discussed in the market trends and business trends sections above. This impact significantly reduced our net income and cash flow from operating activities in 2023. Cash flow from operating activities in both 2023 and 2022 benefited from sequential declines in net operating working capital. The declines in net operating working capital were driven by the declining transportation rates discussed in the market trends and business trends sections above. We continue to closely monitor credit and collections activities and the quality of our accounts receivable balance to minimize risk as well as work with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.
Cash used for investing activities. Our investing activities consist primarily of capital expenditures and cash paid for acquisitions. Capital expenditures consisted primarily of investments in software, which are intended to deliver scalable solutions by transforming our processes, accelerating the pace of development, prioritizing data integrity, improving our customer and carrier experience, and increasing our efficiency to help expand our adjusted operating margins and grow the business.
During 2022, we sold an office building in Kansas City, Missouri, for a sales price of $55.0 million and recognized a gain of $23.5 million on the sale in the twelve months ended December 31, 2022. We simultaneously entered into an agreement to lease the office building for 10 years.
We anticipate capital expenditures in 2024 to be approximately $85 million to $95 million.
Cash used for financing activities. We had net repayments on debt in 2023 and net borrowings on debt in 2022. Net repayments in 2023 were primarily to repay the Senior Notes Series A, which matured in August 2023, and the 364-Day Unsecured Revolving Credit Facility, which matured in May 2023. Net borrowings in 2022 were primarily to fund share repurchases and working capital needs in the first half of 2022.
The decrease in cash used for share repurchases was due to a significant decrease in the number of shares repurchased in 2023 compared to 2022 as minimal shares were repurchased in the second half of 2023.
In December 2022, the Board of Directors increased the number of shares authorized to be repurchased by 20,000,000 shares. As of December 31, 2023, there were 6,763,445 shares remaining for future repurchases. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions. Over the long term, we remain committed to our quarterly dividend and share repurchases to enhance shareholder value. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. We may seek to retire or purchase our outstanding Senior Notes through open market cash purchases, privately negotiated transactions, or otherwise.
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
As of December 31, 2023, we were in compliance with all of the covenants under our debt agreements.
CRITICAL ACCOUNTING ESTIMATES
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
Recognizing revenue for contracts where the transit period is partially complete or completed and not yet invoiced at period end requires management to make judgments that affect the amounts and timing of revenue recognized at period end. As of December 31, 2023, we recorded revenue of $189.9 million for services we have provided while a shipment was still in-transit but for which we had not yet completed our performance obligation or had not yet invoiced our customer compared to $257.6 million at December 31, 2022. The amount of revenue recognized for contracts where the transit period was partially complete declined significantly at December 31, 2023 compared to December 31, 2022, driven by the macroeconomic and industry factors impacting the cost of purchased transportation. See Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information.
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
Goodwill is tested for impairment annually on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Typically, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”).
When we perform a Step One Analysis, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
In the Step One Analysis, the fair value of each reporting unit is determined using either a discounted cash flow analysis, the market approach, or a combination of both. Projecting discounted future cash flows requires the use of significant judgement to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. Actual results may differ from those used in our valuations when a Step One Analysis is performed.
As part of our annual goodwill impairment testing performed in 2023, we elected to bypass the Step Zero Analysis and perform a Step One Analysis on all of our reporting units. There were not factors present for any reporting units, other than Europe Surface Transportation, indicating it was more likely than not that the fair value of our reporting unit was less than its respective carrying value. Consistent with our 2022 annual impairment test, certain qualitative factors were present and the performance of our Europe Surface Transportation unit indicated that the fair value may not exceed its carrying value, requiring a Step One Analysis. The results of our Step One Analysis indicated the fair value of our NAST, Global Forwarding, Robinson Fresh, and Managed Services reporting units significantly exceeded their respective carrying values and the risk of goodwill impairment was remote. The fair value of our Europe Surface Transportation reporting unit also exceeded its carrying value with greater than 30 percent cushion, and as such, the goodwill balance was not impaired. No impairments have been recorded in any period presented in the financial statements.
INCOME TAX RESERVES. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and we may or may not prevail in full or in part. Under U.S. GAAP, if we determine a tax position, more likely than not, will be sustained upon audit based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon resolution. We presume all tax positions will be examined by a taxing authority with full knowledge of all relevant information.
We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when there is (i) a completion of a tax audit, (ii) effective settlement of an issue, (iii) litigation of the issue, including appeals, (iv) a change in applicable tax law including a tax case or legislative guidance, or (v) the expiration of the applicable statute of limitations. Significant judgment is required in accounting for income tax reserves. Although we believe we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate, consolidated earnings, financial position, and/or cash flows. Uncertain income tax positions are included in “Accrued income taxes” or “Noncurrent income taxes payable” in the consolidated balance sheets.
DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL CONTINGENCIES
The following table aggregates all contractual commitments and commercial obligations, due by period, that affect our financial condition and liquidity position as of December 31, 2023 (dollars in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Borrowings under credit agreements	$160,000	$500,000	$—	$—	$—	$—	$660,000
Senior notes(1)	25,200	25,200	25,200	25,200	607,350	—	708,150
Long-term notes payable(1)	14,440	14,440	14,440	14,440	164,440	215,250	437,450
Maturity of lease liabilities(2)	87,554	81,556	67,755	51,612	37,297	94,039	419,813
Purchase obligations(3)	129,634	16,061	4,642	2,092	—	—	152,429
Total	$416,828	$637,257	$112,037	$93,344	$809,087	$309,289	$2,377,842
________________________________
(1)Amounts payable relate to the semi-annual interest due on the senior and long-term notes and the principal amount at maturity.
(2) We maintain operating leases for office space, warehouses, office equipment, and trailers. See Note 11, Leases, for further information.
(3) Purchase obligations include agreements for services that are enforceable and legally binding and that specify all significant terms. As of December 31, 2023, such obligations primarily include ocean and air freight capacity, telecommunications services, third-party software contracts, maintenance contracts, and information technology related capacity. In some instances, our contractual commitments may be usage based or require estimates as to the timing of cash settlement.
We have no financing lease obligations. Long-term liabilities consist primarily of noncurrent taxes payable and long-term notes payable. Due to the uncertainty with respect to the amounts or timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2023, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $20.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 5, Income Taxes, to the consolidated financial statements for a discussion on income taxes. As of December 31, 2023, we do not have significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had $145.5 million of cash and cash equivalents on December 31, 2023. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $1 billion revolving credit facility. Interest accrues on the revolving loan at a variable rate determined by a pricing schedule or the base rate (which is the highest of: (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month SOFR plus a specified margin). There was $160 million outstanding on the revolving credit facility as of December 31, 2023.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $150 million of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (ii) $175 million of the company’s 4.6 percent Senior Notes, Series C, due August 27, 2033. There was $325 million outstanding on the Senior Notes as of December 31, 2023. The fair value of the Senior Notes approximated $315.7 million as of December 31, 2023.
We issued Senior Notes through a public offering on April 9, 2018. The Senior Notes bear an annual interest rate of 4.2 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $581.2 million as of December 31, 2023, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $595.9 million as of December 31, 2023.
We are a party to a Receivables Securitization Facility with various lenders that provides an aggregate funding available of $500 million. Interest accrues on the facility at variable rates based on SOFR plus a margin. There was $499.5 million outstanding, net of unamortized issuance costs, on the Receivables Securitization Facility as of December 31, 2023.
A hypothetical 100-basis-point change in the interest rate would not have a material effect on our earnings. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the fair value of our debt facilities.
Foreign Exchange Risk
We frequently transact using currencies other than the U.S. Dollar, primarily the Chinese Yuan, Euro, Canadian Dollar, Mexican Peso, and Singapore Dollar. We operate through a network of offices in North America, Europe, Asia, Oceania, South America, and the Middle East. Due to the global nature of our business, we use our expertise and global logistics platform to connect shippers with transportation providers that are in different parts of the world to efficiently and cost-effectively move our customers’ freight. This often results in a shipment involving multiple parties, currencies, and participating C.H. Robinson offices. This global cooperation often results in assets and liabilities, including intercompany balances, denominated in a currency other than the functional currency. In these instances, most commonly, we have balances denominated in U.S. Dollars in regions where the U.S. Dollar is not the functional currency, and vice versa. This results in foreign exchange risk.
Foreign exchange risk can be quantified by performing a sensitivity analysis assuming a hypothetical change in the value of the U.S. Dollar compared to other currencies in which we transact. Our primary foreign exchange risks are associated with the U.S. Dollar versus the Euro, Chinese Yuan, and Singapore Dollar. All other things being equal, a hypothetical 10 percent weakening of the U.S. Dollar against these currencies on December 31, 2023, would have decreased our net income by approximately $30.8 million and a hypothetical 10 percent strengthening of the U.S. Dollar against these on December 31, 2023, would have increased our net income by approximately $25.2 million. We are also exposed to foreign exchange risk associated with the U.S. Dollar versus the Hong Kong Dollar, although the Hong Kong Dollar is pegged to the U.S. Dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of C.H. Robinson Worldwide, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders’ investment, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Transportation and logistics revenue is recognized for performance obligations identified in the customer contract as they are satisfied over the contract term, which generally represents the transit period. Recognizing revenue at period end for contracts where the transit period is partially complete at period end or completed and not yet invoiced, requires management to make judgments that affect the amounts and timing of revenue recognized. At December 31, 2023, the Company recorded revenue of $189.9 million for services it provided while a shipment was still in-transit but for which the Company had not yet completed its performance obligation or had not yet invoiced the customer.
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
a.We tested the effectiveness of controls over revenue recognized over time, including management’s controls over the identification of shipments in-transit, the portion of the transit period completed, and the estimate of contracts completed but not yet invoiced.
b.We evaluated management’s ability to identify the shipments in-transit and to estimate the revenue to be recorded for contracts where the transit period is partially complete or completed and not yet invoiced at the reporting date by:
i.Performing a retrospective review of management’s estimate for prior reporting periods.
ii.Testing the accuracy and completeness of the data in the system-generated report utilized in management’s revenue cutoff estimate with the assistance of our information technology specialists.
iii.Assessing the estimate methodology for reasonableness, in light of recent market events or changes within the Company’s operating environment.
iv.Testing the mathematical accuracy of management’s estimate.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 16, 2024

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of C.H. Robinson Worldwide, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 16, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 16, 2024

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$145,524	$217,482
Receivables, net of allowance for credit loss of $14,229 and $28,749	2,381,963	2,991,753
Contract assets, net of allowance for credit loss	189,900	257,597
Prepaid expenses and other	163,307	122,406
Total current assets	2,880,694	3,589,238

Property and equipment	437,458	449,828
Accumulated depreciation and amortization	(292,740)	(290,396)
Net property and equipment	144,718	159,432
Goodwill	1,473,600	1,470,813
Other intangible assets, net of accumulated amortization of $58,437 and $106,932	43,662	64,026
Right-of-use lease assets	353,890	372,141
Deferred tax assets	214,619	181,602
Other assets	114,097	117,312
Total assets	$5,225,280	$5,954,564

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,303,951	$1,466,998
Outstanding checks	66,383	103,561
Accrued expenses:
Compensation	135,104	242,605
Transportation expense	147,921	199,092
Income taxes	4,748	15,210
Other accrued liabilities	159,435	168,009
Current lease liabilities	74,451	73,722
Current portion of debt	160,000	1,053,655
Total current liabilities	2,051,993	3,322,852

Long-term debt	1,420,487	920,049
Noncurrent lease liabilities	297,563	313,742
Noncurrent income taxes payable	21,289	28,317
Deferred tax liabilities	13,177	14,256
Other long-term liabilities	2,074	1,926
Total liabilities	3,806,583	4,601,142

Commitments and contingencies
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,204 and 179,204 shares issued, 116,768 and 116,323 outstanding	11,677	11,632
Additional paid-in capital	754,093	743,288
Retained earnings	5,620,790	5,590,440
Accumulated other comprehensive loss	(80,946)	(88,860)
Treasury stock at cost (62,436 and 62,881 shares)	(4,886,917)	(4,903,078)
Total stockholders’ investment	1,418,697	1,353,422
Total liabilities and stockholders’ investment	$5,225,280	$5,954,564
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (In thousands, except per share data)

	For the years ended December 31,
	2023	2022	2021
Revenues:
Transportation	$16,372,660	$23,516,384	$22,046,574
Sourcing	1,223,783	1,180,241	1,055,564
Total revenues	17,596,443	24,696,625	23,102,138
Costs and expenses:
Purchased transportation and related services	13,886,024	20,035,715	18,994,574
Purchased products sourced for resale	1,105,811	1,067,733	955,475
Personnel expenses	1,465,735	1,722,980	1,543,610
Other selling, general, and administrative expenses	624,266	603,415	526,371
Total costs and expenses	17,081,836	23,429,843	22,020,030
Income from operations	514,607	1,266,782	1,082,108
Interest and other expenses	(105,421)	(100,017)	(59,817)
Income before provision for income taxes	409,186	1,166,765	1,022,291
Provision for income taxes	84,057	226,241	178,046
Net income	325,129	940,524	844,245
Other comprehensive income (loss)	7,914	(27,726)	(15,136)
Comprehensive income	$333,043	$912,798	$829,109

Basic net income per share	$2.74	$7.48	$6.37
Diluted net income per share	$2.72	$7.40	$6.31

Basic weighted average shares outstanding	118,551	125,743	132,482
Dilutive effect of outstanding stock awards	1,126	1,407	1,352
Diluted weighted average shares outstanding	119,677	127,150	133,834
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(In thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2020	134,298	$13,430	$566,022	$4,372,833	$(45,998)	$(3,026,354)	$1,879,933
Net income				844,245			844,245
Foreign currency adjustments					(15,136)		(15,136)
Dividends declared, $2.08 per share				(280,217)			(280,217)
Stock issued for employee benefit plans	1,068	107	(22,374)			66,216	43,949
Issuance of restricted stock	(26)	(3)	3				—
Stock-based compensation expense	—	—	129,977			—	129,977
Repurchase of common stock	(6,154)	(615)				(580,202)	(580,817)
Balance December 31, 2021	129,186	12,919	673,628	4,936,861	(61,134)	(3,540,340)	2,021,934
Net income				940,524			940,524
Foreign currency adjustments					(27,726)		(27,726)
Dividends declared, $2.26 per share				(286,945)			(286,945)
Stock issued for employee benefit plans	1,364	136	(21,017)			92,552	71,671
Stock-based compensation expense	—	—	90,677			—	90,677
Repurchase of common stock	(14,227)	(1,423)				(1,455,290)	(1,456,713)
Balance December 31, 2022	116,323	11,632	743,288	5,590,440	(88,860)	(4,903,078)	1,353,422
Net income				325,129			325,129
Foreign currency adjustments					7,914		7,914
Dividends declared, $2.44 per share				(294,779)			(294,779)
Stock issued for employee benefit plans	1,091	110	(47,364)			78,874	31,620
Stock-based compensation expense	—	—	58,169			—	58,169
Repurchase of common stock	(646)	(65)				(62,713)	(62,778)
Balance, December 31, 2023	116,768	$11,677	$754,093	$5,620,790	$(80,946)	$(4,886,917)	$1,418,697
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2023	2022(1)	2021(1)
OPERATING ACTIVITIES
Net income	$325,129	$940,524	$844,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,985	92,776	91,259
Provision for credit losses	(6,047)	(4,476)	10,649
Stock-based compensation	58,169	90,677	129,977
Deferred income taxes	(37,746)	(58,566)	(110,188)
Excess tax benefit on stock-based compensation	(11,319)	(13,662)	(13,101)
Loss on disposal group held for sale	17,698	—	—
Other operating activities	5,541	(6,627)	1,915
Changes in operating elements, net of effects of acquisitions:
Receivables	607,259	923,524	(1,547,545)
Contract assets	68,041	197,097	(257,728)
Prepaid expenses and other	(39,048)	(28,495)	(43,819)
Right of use asset	19,255	(82,754)	25,498
Accounts payable and outstanding checks	(200,843)	(307,266)	660,028
Accrued compensation	(108,084)	42,266	63,912
Accrued transportation expense	(51,171)	(143,686)	189,204
Accrued income taxes	(2,284)	(69,817)	72,665
Other accrued liabilities	(11,991)	2,371	1,607
Lease liability	(16,500)	83,084	(25,221)
Other assets and liabilities	16,902	(6,799)	1,598
Net cash provided by operating activities	731,946	1,650,171	94,955

INVESTING ACTIVITIES
Purchases of property and equipment	(29,989)	(61,915)	(34,197)
Purchases and development of software	(54,122)	(66,582)	(36,725)
Acquisitions, net of cash acquired	—	—	(14,750)
Proceeds from sale of property and equipment	1,324	63,579	—
Net cash used for investing activities	(82,787)	(64,918)	(85,672)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	56,914	100,059	70,669
Stock tendered for payment of withholding taxes	(25,294)	(28,388)	(26,720)
Repurchase of common stock	(63,884)	(1,459,900)	(581,756)
Cash dividends	(291,569)	(285,317)	(277,321)
Proceeds from long-term borrowings	—	200,000	300,000
Payments on long-term borrowings	—	—	(2,048)
Proceeds from short-term borrowings	3,893,750	4,500,000	3,728,000
Payments on short-term borrowings	(4,287,750)	(4,646,000)	(3,203,251)
Net cash (used for) provided by financing activities	(717,833)	(1,619,546)	7,573
Effect of exchange rates on cash and cash equivalents	(3,284)	(5,638)	(3,239)
Net change in cash and cash equivalents	(71,958)	(39,931)	13,617
Cash and cash equivalents, beginning of year	217,482	257,413	243,796
Cash and cash equivalents, end of year	$145,524	$217,482	$257,413

Supplemental cash flow disclosures
Cash paid for income taxes	$155,936	$429,096	$227,427
Cash paid for interest	92,571	71,563	51,367
Accrued share repurchases held in other accrued liabilities	—	1,106	4,293
(1) The years ended December 31, 2022 and 2021 have been adjusted to conform to current year presentation.
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION. C.H. Robinson Worldwide, Inc., and our subsidiaries (“the company,” “we,” “us,” or “our”) are a global provider of transportation services and logistics solutions through a network of offices operating in North America, Europe, Asia, Oceania, South America, and the Middle East. The consolidated financial statements include the accounts of C.H. Robinson Worldwide, Inc., and our majority owned and controlled subsidiaries. Our minority interests in subsidiaries are not significant. All intercompany transactions and balances have been eliminated in the consolidated financial statements.
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
REVENUE RECOGNITION. At contract inception, we assess the goods and services promised in our contracts with customers and identify our performance obligations to provide distinct goods and services to our customers. We have determined the following distinct goods and services represent our primary performance obligations.
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
Sourcing Services - We contract with grocery retailers, restaurants, foodservice distributors, and produce wholesalers to provide sourcing services under the trade name Robinson Fresh® (“Robinson Fresh”). Our primary service obligation under these contracts is the buying, selling, and/or marketing of produce including fresh fruits, vegetables, and other value-added perishable items. Revenue is recognized when our performance obligations under these contracts are satisfied at a point in time, generally when the produce is received by our customer. Pricing under these contracts is generally a fixed amount and is typically due within 20 to 30 days of completion of our performance obligation, but can vary based on the nature of the service provided and certain other factors.
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
ALLOWANCE FOR CREDIT LOSSES. Accounts receivable and contract assets are reduced by an allowance for expected credit losses. We determine our allowance for expected credit losses based on our past credit loss experience, our customers' credit risk ratings, and other customer specific and macroeconomic factors. We compute an expected loss ratio for each credit rating pool based upon our historical write-off experience and apply it to our accounts receivable (i.e. loss ratio approach). This approach is then supplemented by the professional judgment of management primarily in consideration of recent developments, write-off experience, and risk concentrations, for purposes of determining the expected credit loss allowance.
FOREIGN CURRENCY. Monetary assets and liabilities denominated in foreign currency are remeasured to the functional currency of our foreign subsidiaries, which is generally their local currency, at the current exchange rate as of the end of each period. Foreign exchange gains and losses on these balances are recognized in interest and other income/expense, net in our consolidated statement of operations and comprehensive income. The functional currency accounts of our foreign subsidiaries are translated to our U.S. Dollar reporting currency at the end of each period. Translation adjustments are recorded in other comprehensive income (loss) in our consolidated statement of operations and comprehensive income (loss). Consolidated statement of operations and comprehensive income items are translated at the average exchange rate during the period. In cases where our foreign subsidiaries operate in a highly inflationary economy, their functional currency is considered to be our U.S. Dollar reporting currency.
CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist primarily of bank deposits and highly liquid investments with an original maturity of three months or less from the time of purchase. Cash and cash equivalents held outside the U.S. totaled $142.8 million and $204.7 million as of December 31, 2023 and 2022, respectively. Approximately half of our cash and cash equivalents balance is denominated in U.S. Dollars although these balances are frequently held in locations where the U.S. Dollar is not the functional currency.
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

We recognized the following depreciation expense (in thousands):

2023	$39,569
2022	38,102
2021	39,790
A summary of our property and equipment as of December 31 is as follows (in thousands):

	2023	2022
Furniture, fixtures, and equipment	$251,473	$266,017
Buildings	58,586	60,766
Corporate aircraft	23,760	23,760
Leasehold improvements	91,234	78,347
Land	11,018	11,005
Construction in progress	1,387	9,933
Less: accumulated depreciation and amortization	(292,740)	(290,396)
Net property and equipment	$144,718	$159,432
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
OTHER INTANGIBLE ASSETS. Other intangible assets include definite-lived customer lists, trademarks, non-competition agreements, and indefinite-lived trademarks. The definite-lived intangible assets are being amortized using the straight-line method over their estimated lives. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The indefinite-lived trademarks are not amortized. Indefinite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable, or annually, at a minimum. See Note 2, Goodwill and Other Intangible Assets.
OTHER ASSETS. Other assets consist primarily of purchased and internally developed software. We amortize software when it is put into service using the straight-line method over three years. We recognized the following amortization expense of purchased and internally developed software (in thousands):

2023	$38,803
2022	31,229
2021	25,975
A summary of our purchased and internally developed software as of December 31 is as follows (in thousands):

	2023	2022
Purchased software	$4,639	$8,930
Internally developed software	212,363	164,092
Less accumulated amortization	(114,473)	(84,222)
Net software	$102,529	$88,800

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
The financial statement benefits of an uncertain income tax position are recognized when more likely than not, based on the technical merits, the position will be sustained upon examination. Unrecognized tax benefits are, more likely than not, owed to a taxing authority, and the amount of the contingency that is greater than 50 percent likely to be realized can be reasonably estimated. Uncertain income tax positions are included in “Accrued income taxes” or “Noncurrent income taxes payable” in the consolidated balance sheets.
COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) consists primarily of foreign currency translation adjustments. It is presented on our consolidated statements of operations and comprehensive income.
STOCK-BASED COMPENSATION. We have issued stock awards, including stock options, performance-based restricted stock units and shares, and time-based restricted stock units, to our key employees and non-employee directors. The awards vest over three to five years, either based on the achievement of certain dilutive earnings per share, adjusted gross profits, adjusted operating margin targets, or the passage of time. The related compensation expense for each award is recognized over the appropriate vesting period. The fair value of each share-based payment award is established on the date of grant. For grants of restricted shares and restricted stock units, the fair value is established based on the market price on the date of the grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants with post-vesting holding restrictions vary from 11 percent to 24 percent and are calculated using the Black-Scholes option pricing model-protective put method. Changes in expected volatility and risk-free interest rates are the primary reason for changes in the discount.
For grants of stock options, we use the Black-Scholes option pricing model to estimate the fair value of these share-based payment awards. The determination of the fair value of stock options is affected by our stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate, and dividend yield.
NOTE 2: GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
December 31, 2021 balance	$1,196,333	$210,391	$78,030	$1,484,754
Foreign currency translation	(8,257)	(4,202)	(1,482)	(13,941)
December 31, 2022 balance	1,188,076	206,189	76,548	1,470,813
Foreign currency translation	737	1,410	640	2,787
December 31, 2023 balance	$1,188,813	$207,599	$77,188	$1,473,600
Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”).
As part of our 2023 annual impairment testing performed, we elected to bypass the Step Zero Analysis and perform a Step One Analysis on all of our reporting units. There were not factors present for any reporting units, other than Europe Surface Transportation, indicating it was more likely than not the fair value of our reporting unit was less than its respective carrying value. Consistent with our 2022 annual impairment test, certain qualitative factors were present and the performance of our Europe Surface Transportation unit indicated the fair value may not exceed its carrying value requiring a Step One Analysis. The results of our Step One Analysis indicated the fair value of our NAST, Global Forwarding, Robinson Fresh, and Managed Services reporting units significantly exceeded their respective carrying values and the risk of goodwill impairment was remote. The fair value of our Europe Surface Transportation reporting unit also exceeded its carrying value with greater than 30 percent cushion, and as such, the goodwill balance was not impaired.

No goodwill or intangible asset impairment has been recorded in any previous or current period presented. Identifiable intangible assets consisted of the following as of December 31 (in thousands):

	2023			2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$93,499	$(58,437)	$35,062	$162,358	$(106,932)	$55,426
Indefinite-lived intangibles
Trademarks	8,600	—	8,600	8,600	—	8,600
Total intangibles	$102,099	$(58,437)	$43,662	$170,958	$(106,932)	$64,026
Amortization expense for other intangible assets was (in thousands):

2023	$20,613
2022	23,445
2021	25,494
Finite-lived intangible assets, by reportable segment, as of December 31, 2023, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
2024	$8,008	$3,594	$1,111	$12,713
2025	7,857	2,351	1,111	11,319
2026	7,857	383	760	9,000
2027	1,310	—	509	1,819
2028	—	—	211	211
Total				$35,062
NOTE 3: FAIR VALUE MEASUREMENT
Accounting guidance on fair value measurements for certain financial assets and liabilities requires assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
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
We had no Level 3 assets or liabilities as of and during the periods ended December 31, 2023 or 2022. There were no transfers between levels during the period.

NOTE 4: FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	December 31, 2023	December 31, 2022	Maturity	December 31, 2023	December 31, 2022
Revolving Credit Facility	6.45%	—%	November 2027	$160,000	$—
364-day revolving credit facility	—%	5.12%	May 2023	—	379,000
Senior Notes, Series A	—%	3.97%	August 2023	—	175,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables Securitization Facility (1)	6.25%	5.01%	November 2025	499,542	499,655
Senior Notes(1)	4.20%	4.20%	April 2028	595,945	595,049
Total debt				1,580,487	1,973,704
Less: Current maturities and short-term borrowing				(160,000)	(1,053,655)
Long-term debt				$1,420,487	$920,049
________________________________
(1) Net of unamortized discounts and issuance costs.
SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the “Credit Agreement”) with a total availability of $1 billion and a maturity date of November 19, 2027. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month SOFR plus a specified margin). As of December 31, 2023, the variable rate equaled SOFR and a credit spread adjustment of 0.10 percent plus 1.00 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility ranging from 0.07 percent to 0.15 percent. The recorded amount of borrowings outstanding, if any, approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
The Credit Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including a maximum leverage ratio of 3.75 to 1.00. The Credit Agreement also contains customary events of default.
364-DAY UNSECURED REVOLVING CREDIT FACILITY
On May 6, 2022, we entered into an unsecured revolving credit facility (the “364-day Credit Agreement”) with a total availability of $500 million and a maturity date of May 5, 2023. The interest rate on borrowings under the 364-day Credit Agreement was based on an alternate base rate plus a margin or term SOFR-based rate plus a margin. There was also a commitment fee on the aggregate unused commitments under the facility. The facility expired on May 5, 2023, and it was not renewed.
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes, Series A, Senior Notes Series B, and Senior Notes Series C (collectively, the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $315.7 million as of December 31, 2023. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering our own risk. If the Notes were recorded at fair value, they would be classified as Level 2 financial liability. Senior Notes Series A matured in August 2023.
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
U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On November 19, 2021, we entered into a receivables purchase agreement and related transaction documents with Bank of America, N.A. and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of our U.S. trade accounts receivable with a total availability of $500 million as of December 31, 2023. The interest rate on borrowings under the Receivables Securitization Facility is based on SOFR plus a margin. There is also a commitment fee we are required to pay on any unused portion of the facility. The recorded amount of borrowings outstanding on the Receivables Securitization Facility approximates fair value because it can be redeemed on short notice and the interest rate floats. We consider these borrowings to be a Level 2 financial liability. Borrowings on the Receivables Securitization Facility, if any, are included within proceeds on current borrowings on the consolidated statement of cash flows.
The Receivables Securitization Facility contains various customary affirmative and negative covenants, and it also contains customary default and termination provisions, which provide for acceleration of amounts owed under the Receivables Securitization Facility upon the occurrence of certain specified events.
On February 1, 2022, we amended the Receivables Securitization Facility primarily to increase the total availability from $300 million to $500 million pursuant to the provisions of the existing agreement. On July 7, 2022, we amended the Receivables Securitization Facility to effectively increase the receivables pool available with respect to the Receivables Securitization Facility. On November 7, 2023, we amended the Receivables Securitization Facility to extend the termination date of the facility to November 7, 2025. The total available remains $500 million, and we have the option to utilize an accordion feature, if needed, of an additional $250 million pursuant to the provisions of the Receivables Purchase Agreement, as amended by the Receivables Purchase Agreement Amendment.
As of December 31, 2023, the variable rate equaled SOFR and a Credit Spread Adjustment of 0.10 percent plus 0.80 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility of 0.20 percent.
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes (“Senior Notes”) through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $581.2 million as of December 31, 2023, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $595.9 million as of December 31, 2023. If the Senior Notes were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy.
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
In addition to the above financing agreements, we have a $15 million discretionary line of credit with U.S. Bank of which $9.9 million is currently utilized for standby letters of credit related to insurance collateral as of December 31, 2023. These standby letters of credit are renewed annually and were undrawn as of December 31, 2023.
NOTE 5: INCOME TAXES
C.H. Robinson Worldwide, Inc. and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2019.
In 2023, we came to an agreement with IRS Independent Office of Appeals on a tax position related to Section 199 for the tax years of 2014 through 2017. The Section 199 domestic production activities deduction was eliminated from the tax code as part of the Tax Cuts and Jobs Act in 2017, effective for tax years starting in 2018. Although we maintain our position was appropriate and supportable, we determined it was in our best interest to settle the issue when factoring in litigation costs. Therefore, we have recognized $19.2 million of additional tax expense in 2023, in excess of the existing tax reserve including the impacts of interest, related to the settlement of the matter.
In 2023, management made the determination that the company is no longer indefinitely reinvested with regard to the unremitted earnings of any foreign subsidiaries. The change resulted in a one-time increase to tax expense of approximately $2.0 million in the year ended December 31, 2023. The company remains indefinitely reinvested related to other taxable differences that may exist with regard to these subsidiaries.
In 2021, the Organization for Economic Cooperation and Development (“OECD”) announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15 percent. Subsequently, multiple sets of administrative guidance have been issued. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. We are continuing to evaluate the impact of enacted legislation and pending legislation to enact Pillar Two Model Rules in the tax jurisdictions we operate in.
Income before provision for income taxes consisted of (in thousands):

	2023	2022	2021
Domestic	$287,524	$799,553	$566,847
Foreign	121,662	367,212	455,444
Total	$409,186	$1,166,765	$1,022,291
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2023	2022	2021
Unrecognized tax benefits, beginning of period	$39,056	$37,302	$36,216
Additions based on tax positions related to the current year	2,111	4,064	3,530
Additions for tax positions of prior years	1,268	3,016	1,919
Reductions for tax positions of prior years	(91)	(247)	(2,431)
Lapse in statute of limitations	(2,346)	(5,026)	(1,932)
Settlements	(23,082)	(53)	—
Unrecognized tax benefits, end of the period	$16,916	$39,056	$37,302
Income tax expense considers amounts that may be needed to cover exposures for open tax years. We do not expect any material impact related to open tax years; however, actual settlements may differ from amounts accrued.

As of December 31, 2023, we had $20.1 million of unrecognized tax benefits and related interest and penalties, all of which would affect our effective tax rate if recognized. In the unlikely event these unrecognized tax benefits and related interest and penalties were recognized fully in 2023, the impact to the annual effective tax rate would have been 4.9 percent. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease in the next 12 months. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.2 million in the next 12 months due to lapsing of statutes.
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. During the years ended December 31, 2023, 2022, and 2021, we recognized approximately $0.7 million, $0.6 million, and $0.9 million in interest and penalties, respectively. We had approximately $3.2 million and $3.9 million for the payment of interest and penalties related to uncertain tax positions accrued within noncurrent income taxes payable as of December 31, 2023 and 2022, respectively. These amounts are not included in the reconciliation above.
The components of the provision for income taxes consist of the following for the years ended December 31 (in thousands):

	2023	2022	2021
Tax provision:
Federal	$55,149	$153,349	$165,218
State	4,014	33,309	36,718
Foreign	62,426	97,147	85,654
	121,589	283,805	287,590
Deferred provision (benefit):
Federal	(32,820)	(44,133)	(90,960)
State	6,223	(7,848)	(16,176)
Foreign	(10,935)	(5,583)	(2,408)
	(37,532)	(57,564)	(109,544)
Total provision	$84,057	$226,241	$178,046
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate for the years ended December 31, is as follows:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.1	2.1	1.7
Section 199 deduction	4.7	—	—
Share-based payment awards	(2.2)	(1.1)	(0.6)
Excess foreign tax credits	(9.5)	(1.2)	(0.4)
Other U.S. tax credits and incentives	(3.4)	(2.0)	(3.3)
Foreign	6.7	0.6	(1.2)
Other	1.1	—	0.2
Effective income tax rate	20.5%	19.4%	17.4%

Deferred tax assets (liabilities) are comprised of the following as of December 31 (in thousands):

	2023	2022
Deferred tax assets:
Lease liabilities	$74,495	$79,402
Compensation	64,788	69,305
Accrued expenses	33,720	52,416
Tax credit carryforward	14,485	—
Foreign affiliate prepayment	—	1,901
Foreign net operating loss carryforwards(1)	67,816	64,434
Long-lived assets	104,005	94,268
Other(1)	22,220	16,364
Total deferred tax assets (before valuation allowance)	381,529	378,090
Less: valuation allowance(1)	(62,183)	(56,808)
Total deferred tax assets	319,346	321,282
Deferred tax liabilities:
Right-of-use assets	(68,764)	(74,507)
Intangible assets	(25,773)	(53,580)
Prepaid assets	(4,405)	(6,657)
Foreign withholding tax	(10,313)	(9,709)
Other	(8,649)	(9,483)
Total deferred tax liabilities	(117,904)	(153,936)
Net deferred tax assets	$201,442	$167,346
________________________________
(1) The amounts as of December 31, 2022 have been adjusted to conform to current year presentation.
We had foreign net operating loss carryforwards with a tax effect of $67.8 million as of December 31, 2023, and $64.4 million as of December 31, 2022. The net operating loss carryforwards will expire at various dates from 2024 to 2030, with certain jurisdictions having indefinite carryforward terms. We continually monitor and review the foreign net operating loss carryforwards to determine the ability to realize the deferred tax assets associated with the foreign net operating loss carryforwards. As of December 31, 2023 and 2022, we have recorded a valuation allowance of $62.2 million and $56.8 million, respectively, against the deferred tax asset related to the foreign operating loss carryforwards that are primarily in Luxembourg.
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

STOCK AWARD PLANS. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary expense recognized within personnel expenses in our consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	2023	2022	2021
Stock options	$8,929	$13,025	$16,128
Stock awards	45,878	74,186	110,701
Company expense on ESPP discount	3,362	3,466	3,148
Total stock-based compensation expense	$58,169	$90,677	$129,977
On May 5, 2022, our shareholders approved a 2022 Equity Incentive Plan (the “Plan”) and authorized an initial 4,261,884 shares for issuance of awards thereunder. Upon approval of the Plan, no new awards may be made under our 2013 Equity Incentive Plan. The Plan allows us to grant certain stock awards, including stock options at fair market value, performance-based restricted stock units and shares, and time-based restricted stock units, to our key employees and non-employee directors. Shares subject to awards granted under the plan or our prior equity incentive plans that expire or are canceled without delivery of shares or that are settled in cash, generally become available again for issuance under the Plan. There were 3,598,205 shares were available for stock awards under the Plan as of December 31, 2023.
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
The following schedule summarizes stock option activity in the plans. All outstanding unvested options as of December 31, 2023, relate to time-based grants from 2020.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Average Remaining Life (years)
Outstanding as of December 31, 2022	5,358,796	$77.93	$73,065	5.1
Exercised	(560,433)	70.21
Forfeitures	(7,466)	75.72
Outstanding as of December 31, 2023	4,790,897	$78.83	$39,138	4.3

Vested as of December 31, 2023	4,475,465	$79.26		4.2
Exercisable as of December 31, 2023	4,475,465	$79.26		4.2
As of December 31, 2023, unrecognized compensation expense related to stock options was $4.4 million. The amount of future expense to be recognized will be based on the passage of time and the employees' continued employment.
There were no potentially dilutive stock options for 2023 excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).
Information on the intrinsic value of options exercised is as follows (in thousands):

2023	$14,442
2022	43,353
2021	20,427
The following table summarizes these unvested stock option grants as of December 31, 2023:

First Vesting Date	Last Vesting Date	Options Granted, Net of Forfeitures	Weighted Average Grant Date Fair Value(1)	Unvested Options
December 31, 2020	December 31, 2024	1,626,101	13.87	315,432
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
Expected Term-Expected term represents the period our stock-based awards are expected to be outstanding and was determined based on historical experience and anticipated future exercise patterns, giving consideration to the contractual terms of unexercised stock-based awards.
The grant date fair value per option was estimated using the Black-Scholes option pricing model with the following assumptions:

2020 Grants
Weighted-average risk-free interest rate	1.6%
Expected dividend yield	2.5%
Weighted-average volatility	23%
Expected term (in years)	8.91
Weighted average fair value per option	$13.88
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
On June 26, 2023, we granted 142,584 time-based restricted stock units and 91,016 PSUs at target upon the appointment of our President and Chief Executive Officer. The time-based restricted stock units vest over a three-year period with a weighted average grant date fair value of $92.09. The PSUs vest over a three-year period based on the achievement of certain dilutive earnings per share, adjusted gross profits, and adjusted operating margin targets with a weighted average grant date fair value of $92.09.
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

The following table summarizes activity related to our performance-based restricted shares and PSUs as of December 31, 2023:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	517,808	$76.89
Granted(1)	423,677	92.14
Forfeitures	(369,158)	80.68
Unvested as of December 31, 2023	572,327	$86.69
________________________________
(1) Amount represents PSU grants at target.
The following table summarizes PSUs by vesting period at target:

First Vesting Date	Last Vesting Date	Performance Shares and Stock Units Granted, Net of Forfeitures	Weighted Average Grant Date Fair Value (1)	Unvested Performance Shares and Restricted Stock Units
December 31, 2022	December 31, 2024	279,815	$76.63	220,500
December 31, 2023	December 31, 2025	409,401	92.13	351,827
		689,216	$85.84	572,327
________________________________
(1) Amount shown is the weighted average grant date fair value of PSUs granted, net of forfeitures.

We granted an additional 318,801 PSUs at target in February 2024. These awards have a weighted average grant date fair value of $73.66 and will vest over a three-year period and contain an upside opportunity of up to 200 percent based upon achieving cumulative three-year dilutive earnings per share targets.
Time-Based Awards
We award time-based restricted stock units to certain key employees. Time-based awards granted through 2020 vest over a five-year period. Beginning in 2021, we have granted annually time-based awards that vest over a three-year period. In 2023, we also granted retention awards which vest over a one-year to three-year period. These awards vest primarily based on the passage of time and the employee's continued employment and are being expensed based on the terms of the awards.
The following table summarizes our unvested time-based restricted share and restricted stock unit grants as of December 31, 2023:

	Number of Restricted Shares and Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	889,412	$74.26
Granted	938,690	91.97
Vested	(694,056)	77.61
Forfeitures	(114,770)	82.60
Unvested as of December 31, 2023	1,019,276	$87.36
We granted an additional 604,468 time-based restricted stock units in February 2024. These awards have a weighted average grant date fair value of $73.66 and will vest over a three-year period.
A summary of the fair value of stock awards vested (in thousands):

2023	$53,868
2022	74,186
2021	110,701
As of December 31, 2023, there was unrecognized compensation expense of $164.8 million related to previously granted stock awards assuming maximum achievement is obtained on our PSUs. The amount of future expense to be recognized will be based on the passage of time and contingent upon obtaining certain targets mentioned above over their respective performance period.

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

	Shares Purchased By Employees	Aggregate Cost to Employees	Expense Recognized By the Company
2023	240,418	$19,051	$3,362
2022	229,705	19,643	3,466
2021	220,970	17,838	3,148
SHARE REPURCHASE PROGRAMS. On December 9, 2021, the Board of Directors increased the company’s share repurchase authorization by an additional 20,000,000 shares of common stock. As of December 31, 2023, we had 6,763,445 shares remaining under the share repurchase authorization. The activity under these authorizations is as follows (dollar amounts in thousands):

	Shares Repurchased	Total Value of Shares Repurchased
2023 Repurchases	645,753	$62,778
2022 Repurchases	14,226,190	1,456,713
2021 Repurchases	6,154,364	580,818
NOTE 7: COMMITMENTS AND CONTINGENCIES
EMPLOYEE BENEFIT PLANS. We offer a defined contribution plan, which qualifies under section 401(k) of the Internal Revenue Code and covers all eligible U.S. employees. We can also elect to make matching contributions to the plan. Annual discretionary contributions may also be made to the plan. Defined contribution plan expense, including matching contributions, is as follows (in thousands):

2023	$45,854
2022	59,259
2021	48,714
We contributed a defined contribution match of six percent in 2023, 2022, and 2021.
LEASE COMMITMENTS. We maintain operating leases for office space, warehouses, office equipment, trailers, and a small number of intermodal containers. See Note 11, Leases, for further information.
LITIGATION. We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including certain contingent auto liability cases as of December 31, 2023. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.
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
•Global Forwarding: Global Forwarding provides global logistics services through an international network of offices in North America, Asia, Europe, Oceania, South America, and the Middle East and also contracts with independent agents worldwide. The primary services provided by Global Forwarding include ocean freight services, air freight services, and customs brokerage.
•All Other and Corporate: All Other and Corporate includes our Robinson Fresh and Managed Services segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses. Robinson Fresh provides sourcing services including the buying, selling, and/or marketing of fresh fruits, vegetables, and other value-added perishable items. Managed Services provides Transportation Management Services, or Managed TMS. Other Surface Transportation revenues are primarily earned by our Europe Surface Transportation segment. Europe Surface Transportation provides transportation and logistics services including truckload and LTL transportation services across Europe.
Reportable segment information as of, and for the years ended, December 31, 2023, 2022, and 2021, is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Twelve Months Ended December 31, 2023
Total revenues	$12,471,075	$2,997,704	$2,127,664	$17,596,443
Income (loss) from operations	459,960	85,830	(31,183)	514,607
Depreciation and amortization	23,027	19,325	56,633	98,985
Total assets(1)	3,008,459	1,094,895	1,121,926	5,225,280
Average employee headcount	6,469	5,222	4,350	16,041

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Twelve Months Ended December 31, 2022
Total revenues	$15,827,467	$6,812,008	$2,057,150	$24,696,625
Income (loss) from operations	833,302	449,364	(15,884)	1,266,782
Depreciation and amortization	23,643	21,835	47,298	92,776
Total assets(1)	3,304,480	1,507,913	1,142,171	5,954,564
Average employee headcount	7,365	5,712	4,524	17,601

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Twelve Months Ended December 31, 2021
Total revenues	$14,507,917	$6,729,790	$1,864,431	$23,102,138
Income (loss) from operations	585,351	510,756	(13,999)	1,082,108
Depreciation and amortization	26,243	22,823	42,193	91,259
Total assets(1)	3,349,578	2,843,239	835,295	7,028,112
Average employee headcount	6,764	5,071	3,926	15,761
________________________________
(1) All cash and cash equivalents and certain owned properties are included in All Other and Corporate.
The following table presents our total revenues (based on location of the customer) and long-lived assets (including other intangible assets and other assets) by geographic regions (in thousands):

	For the year ended December 31,
	2023	2022	2021
Total revenues
U.S.	$14,795,659	$20,696,448	$19,494,969
Other locations	2,800,784	4,000,177	3,607,169
Total revenues	$17,596,443	$24,696,625	$23,102,138

	As of December 31,
	2023	2022	2021
Long-lived assets
U.S.	$728,538	$751,984	$587,339
Other locations	142,448	142,529	151,866
Total long-lived assets	$870,986	$894,513	$739,205

NOTE 10: REVENUE FROM CONTRACTS WITH CUSTOMERS
A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the twelve months ended December 31, 2023, 2022, and 2021, as follows (dollars in thousands):

	Twelve Months Ended December 31, 2023
	NAST	Global Forwarding	All Other and Corporate	Total
Major service lines:
Transportation and logistics services(1)	$12,471,075	$2,997,704	$903,881	$16,372,660
Sourcing(2)	—	—	1,223,783	1,223,783
Total	$12,471,075	$2,997,704	$2,127,664	$17,596,443

	Twelve Months Ended December 31, 2022
	NAST	Global Forwarding	All Other and Corporate	Total
Major service lines:
Transportation and logistics services(1)	$15,827,467	$6,812,008	$876,909	$23,516,384
Sourcing(2)	—	—	1,180,241	1,180,241
Total	$15,827,467	$6,812,008	$2,057,150	$24,696,625

	Twelve Months Ended December 31, 2021
	NAST	Global Forwarding	All Other and Corporate	Total
Major service lines:
Transportation and logistics services(1)	$14,507,917	$6,729,790	$808,867	$22,046,574
Sourcing(2)	—	—	1,055,564	1,055,564
Total	$14,507,917	$6,729,790	$1,864,431	$23,102,138
_______________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration and amounts are not due from our customer prior to the completion of our performance obligations and as such contract liabilities as of December 31, 2023 and 2022, and revenue recognized in the twelve months ended December 31, 2023, 2022, and 2021, resulting from contract liabilities were not significant. Contract assets and accrued expenses—transportation expense fluctuate from period to period primarily based upon shipments in-transit at period end.
Approximately 90 percent, 93 percent, and 93 percent of our total revenues for the twelve months ended December 31, 2023, 2022, and 2021, respectively, are attributable to arranging for the transportation of our customers’ freight for which we transfer control and satisfy our performance obligation over the requisite transit period. A days in transit output method is used to measure the progress of our performance as of the reporting date. We determine the transit period based upon the departure date and the delivery date, which may be estimated if delivery has not occurred as of the reporting date. Determining the transit period and how much of it has been completed as of the reporting date may require management to make judgments that affect the timing of revenue recognized. We have determined that revenue recognition over the transit period provides a faithful depiction of the transfer of goods and services to our customer as our obligation is performed over the transit period. The transaction price for our performance obligation under these arrangements is generally fixed and readily determinable upon contract inception and is not contingent upon the occurrence or non-occurrence of another event.
Approximately seven percent, five percent, and five percent of our total revenues for the twelve months ended December 31, 2023, 2022, and 2021, respectively, are attributable to buying, selling, and/or marketing of produce including fresh fruits, vegetables, and other value-added perishable items. Total revenues for these transactions are recognized at a point in time upon completion of our performance obligation, which is generally when the produce is received by our customer. The transaction price for our performance obligation under these arrangements is generally fixed and readily determinable upon contract inception and is not contingent upon the occurrence or non-occurrence of another event.
Approximately three percent, two percent, and two percent of our total revenues for the twelve months ended December 31, 2023, 2022, and 2021, respectively, are attributable to value-added logistics services, such as customs brokerage, fee-based managed services, warehousing services, small parcel, and supply chain consulting and optimization services. Total revenues for these services are recognized over time as we complete our performance obligation. Transaction price is determined and allocated to these performance obligations at their fixed fee or agreed upon rate multiplied by their associated measure of progress, which may be transactional volumes, labor hours, or time elapsed.
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
NOTE 11: LEASES
We determine if our contractual agreements contain a lease at inception. A lease is identified when a contract allows us the right to control an identified asset for a period of time in exchange for consideration. Our lease agreements consist primarily of operating leases for office space, warehouses, office equipment, and trailers. We do not have material financing leases. Frequently, we enter into contractual relationships with a wide variety of transportation companies for freight capacity and utilize those relationships to efficiently and cost-effectively arrange the transport of our customers’ freight. These contracts typically have a term of twelve months or less and do not allow us to direct the use or obtain substantially all of the economic benefits of a specifically identified asset. Accordingly, these agreements are not considered leases.
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
Our lease agreements typically do not contain variable lease payments, residual value guarantees, purchase options, or restrictive covenants. Many of our leases include the option to renew for a period of months to several years. The term of our leases may include the option to renew when it is reasonably certain we will exercise that option although these occurrences are seldom. We have lease agreements with lease components (e.g., payments for rent) and non-lease components (e.g., payments for common area maintenance and parking), which are all accounted for as a single lease component.
We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of December 31, 2023.
Information regarding lease costs, other lease information, remaining lease term, and discount rate are presented below for the twelve months ended December 31, 2023, 2022, and 2021 and as of December 31, 2023 and 2022 (dollars in thousands):

	Twelve Months Ended December 31,
Lease Costs	2023	2022	2021
Operating lease expense	$100,635	$92,032	$85,521
Short-term lease expense	5,377	7,151	8,307
Total lease expense	$106,012	$99,183	$93,828

	Twelve Months Ended December 31,
Other Lease Information	2023	2022	2021
Operating cash outflows from operating leases	$97,880	$91,702	$85,244
Right-of-use lease assets obtained in exchange for new lease liabilities	66,473	161,886	52,931

	As of December 31,
Lease Term and Discount Rate	2023	2022
Weighted average remaining lease term (in years)	5.9	6.4
Weighted average discount rate	3.9%	3.5%
The maturity of lease liabilities as of December 31, 2023, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
2024	$87,554
2025	81,556
2026	67,755
2027	51,612
2028	37,297
Thereafter	94,039
Total lease payments	419,813
Less: Interest	(47,799)
Present value of lease liabilities	$372,014
NOTE 12. ALLOWANCE FOR CREDIT LOSSES
Our allowance for credit losses is computed using a number of factors including our past credit loss experience and our customers’ credit ratings, in addition to other customer-specific factors. We have also considered recent trends and developments related to the current macroeconomic environment in determining our ending allowance for credit losses for both accounts receivable and contract assets. The allowance for credit losses on contract assets was not significant.
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below for the twelve months ended December 31, 2022 and 2023 (in thousands):

Balance, December 31, 2021	$41,542
Provision	(3,442)
Write-offs	(9,351)
Balance, December 31, 2022	28,749
Provision	(5,702)
Write-offs	(8,818)
Balance, December 31, 2023	$14,229
Recoveries of amounts previously written off were not significant for the twelve months ended December 31, 2023.
NOTE 13: CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in the Stockholders’ investment on our consolidated balance sheets. The recorded balance as of December 31, 2023 and 2022, was $80.9 million and $88.9 million, respectively, and is comprised solely of foreign currency adjustments, including foreign currency translation.
Other comprehensive income was $7.9 million for the twelve months ended December 31, 2023, driven primarily by fluctuations in the Euro and Polish Zloty. Other comprehensive loss was $27.7 million for the twelve months ended December 31, 2022, driven primarily by fluctuations in the Yuan, Singapore Dollar, and Australian Dollar.
NOTE 14: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Standards:
For the twelve months ended December 31, 2023, there were no newly adopted accounting standards that had, or are expected to have, a material impact to our consolidated financial statements.

Recently Issued Accounting Standards:
In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses regularly provided to the CODM. The guidance in this ASU is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the effects adoption of this guidance will have on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in this ASU expands the disclosure requirements for income taxes by requiring greater disaggregation of information in the income tax rate reconciliation and disaggregation of income taxes paid by jurisdiction. The guidance in this ASU is effective for all public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the effects adoption of this guidance will have on our consolidated financial statements.
NOTE 15: RESTRUCTURING
2022 Restructuring Program: In 2022, we announced organizational changes to support our enterprise strategy of accelerating our digital transformation and productivity initiatives (the “2022 Restructuring Program”). We continued to execute upon these digital transformation and productivity initiatives in 2023, which resulted in further restructuring charges to better align our workforce as a result of these initiatives and in consideration of the changing freight transportation market. In 2023, we recognized additional restructuring charges of $17.5 million, primarily related to workforce reductions. Our 2022 Restructuring Program was completed in 2023 other than $3.8 million of severance installment payments accrued as of as December 31, 2023, expected to be paid in 2024.
A summary of the restructuring charges recognized related to the 2022 Restructuring Program is presented below (in thousands):

	Twelve Months Ended December 31,
	2023	2022
Severance(1)	$14,358	$18,872
Other personnel expenses(1)	1,814	2,662
Other selling, general, and administrative expenses(2)	1,304	15,150
Total	$17,476	$36,684
________________________________
(1) Amounts are included within personnel expenses in our consolidated statement of operations and comprehensive income.
(2) Amounts include impairment of certain capitalized internally developed software projects and other miscellaneous exit costs, which are included within other selling, general, and administrative expenses in our consolidated statement of operations and comprehensive income.
The following table summarizes restructuring charges by reportable segment related to the 2022 Restructuring Program for the twelve months ended December 31, 2023 and December 31, 2022 (in thousands):

Twelve Months Ended December 31, 2023	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$1,083	$2,176	$12,913	$16,172
Other selling, general, and administrative expenses	8	197	1,099	1,304

Twelve Months Ended December 31, 2022	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$6,323	$3,831	$11,380	$21,534
Other selling, general, and administrative expenses	3,175	3,174	8,801	15,150
The following table summarizes the activity related to our 2022 Restructuring Program and reserves included in our consolidated balance sheets (in thousands):

	Accrued Severance and Other Personnel Expenses	Other Selling, General, and Administrative Expenses	Total
Balance, December 31, 2022	$18,976	$—	$18,976
Restructuring charges	16,172	1,304	17,476
Cash payments	(30,477)	(415)	(30,892)
Settled non-cash	—	(907)	(907)
Accrual adjustments(1)	(888)	18	(870)
Balance, December 31, 2023	$3,783	$—	$3,783
________________________________
(1) Accrual adjustments primarily relate to changes in estimates for certain employee termination costs, including those settling for an amount different than originally estimated and foreign currency adjustments.
South American Restructuring Program: In 2023, we announced a restructuring program (the “South American Restructuring Program”) to divest our operations in Argentina to mitigate our exposure to the deteriorating economic conditions and increasing political instability there. The Central Bank of Argentina maintains certain currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. We have identified a local independent agent to continue serving our customers in the region. As a result of these actions, we recognized restructuring charges primarily related to disposal and exit activities including asset impairments and workforce reductions.
We have determined this divestiture does not represent a strategic shift that will have a major effect on our consolidated results of operations, and therefore the results of operations in Argentina are not reported as discontinued operations. The divestiture was completed near the end of 2023 for nominal consideration and our restructuring program is expected to be completed by the end of the first quarter of 2024. We recognized $21.2 million of net restructuring charges related to our South American Restructuring Program as presented below (in thousands):

Twelve Months Ended December 31,
2023
Severance and other personnel expenses(1)	$2,237
Loss on disposal and exit activities including asset impairments(2)	18,328
Other miscellaneous expenses(3)	1,420
Income tax benefits(4)	(795)
Total	$21,190
________________________________
(1) Amounts are included within personnel expenses in our condensed consolidated statements of operations and comprehensive income.
(2) Amounts are included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.
(3) Amounts are included within interest and other expenses in our condensed consolidated statements of operations and comprehensive income.
(4) Amounts are included within provision for income taxes in our condensed consolidated statements of operations and comprehensive income.

The following table summarizes restructuring charges related to our South American Restructuring Program by reportable segment (in thousands):

	Twelve Months Ended December 31, 2023
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Severance and other personnel expenses(1)	$—	$1,641	$596	$2,237
Loss on disposal and exit activities including asset impairments(2)	—	17,961	367	18,328
Other miscellaneous expenses(3)	—	1,420	—	1,420
Income tax benefits(4)	—	(795)	—	(795)
________________________________
(1) Amounts are included within personnel expenses in our condensed consolidated statements of operations and comprehensive income.
(2) Amounts are included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.
(3) Amounts are included within interest and other expenses in our condensed consolidated statements of operations and comprehensive income.
(4) Amounts are included within provision for income taxes in our condensed consolidated statements of operations and comprehensive income.
The following table summarizes activity related to our South American Restructuring Program and reserves included in our consolidated balance sheets (in thousands):

	Accrued Severance and Other Personnel Expenses	Accrued Other Selling, General, and Administrative Expenses	Total
Balance, December 31, 2022	$—	$—	$—
Restructuring charges	2,237	18,328	20,565
Cash payments	(2,237)	—	(2,237)
Divestiture of Argentine operations		(18,328)	(18,328)
Balance, December 31, 2023	$—	$—	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to provide reasonable assurance information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
The Company’s internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and the COSO criteria, we concluded that, as of December 31, 2023, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s internal control over financial reporting as of December 31, 2023, and has issued a report that is included in Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
ITEM 11. EXECUTIVE COMPENSATION
The information contained under the headings or subheadings “Compensation of Directors” and “Executive Compensation” (excluding the information presented under the subheading “Pay Versus Performance”) in the Proxy Statement is incorporated in this Form 10-K by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Equity Compensation Plans
The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (2)
Equity compensation plans approved by security holders	8,699,390	(1)	$78.83	5,472,776
Equity compensation plans not approved by security holders	233,600	(3)	—	—
Total	8,932,990		$78.83	5,472,776
________________________________
(1) Represents 4,790,897 shares issuable upon exercise of outstanding stock options, 3,252,966 outstanding restricted shares and stock units, and 655,527 performance stock units that will vest if target levels are achieved.
(2)    Includes 1,874,571 shares available for issuance under our Employee Stock Purchase Plan and 3,598,205 shares that may become subject to future awards in the form of stock options, restricted stock units, performance shares and performance-based restricted stock units under our 2022 Equity Incentive Plan.
(3) Upon the appointment of our President and CEO, we issued 142,584 time-based restricted units and 91,016 performance stock units at target.
(b) Security Ownership
The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated in this Form 10-K by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the heading “Related Party Transactions” and “Director Independence” in the Proxy Statement is incorporated in this Form 10-K by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained under the heading “Proposal 3: Ratification of the Selection of Independent Auditors” in the Proxy Statement is incorporated in this Form 10-K by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(1)The Company’s 2023 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.
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

10.4
Credit Agreement Dated as of May 6, 2022 Among C.H. Robinson Worldwide Inc., the Lenders, and U.S. Bank National Association, as Administrative Agent (incorporated by reference to the Company’s Current Form on Form 8-K filed on May 11, 2022)

10.5
Fourth Omnibus Amendment dated November 21, 2022 among C.H. Robinson Worldwide, Inc., the guarantors and lenders party thereto and U.S. Bank National Association, as LC Issuer, Swing Line Lender and Administrative Agent for the lenders, to that certain Credit Agreement, dated as of October 29, 2012, by and among the C.H. Robinson Company Inc., the lenders, and U.S. Bank National Association, as LC Issuer, Swing Line Lender and Administrative Agent for the lenders, as previously amended (incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K filed on November 23, 2022)

10.6
Third Amendment to Note Purchase Agreement dated as of November 21, 2022 by and among C.H. Robinson Worldwide, Inc., the noteholders party thereto and the guarantors party thereto (incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K filed on November 23, 2022)

10.7
Letter Agreement, dated December 29, 2023, by and among C.H. Robinson Worldwide, Inc., Ancora Catalyst Institutional LP and the other entities and natural persons party thereto (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K on December 29, 2023)

10.8	C.H. Robinson Executive Separation and Change in Control Plan (incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 10-Q filed on July 29, 2022)

10.9
Receivables Purchase Agreement, dated November 19, 2021, by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, the various conduit purchasers, committed purchasers and purchaser agents from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 23, 2021)

10.10
Second Amendment to the Receivables Purchase Agreement, dated July 7, 2022 by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, and the various conduit purchasers, committed purchasers and purchaser agents, and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K on July 12, 2022)

10.11
Third Amendment to the Receivables Purchase Agreement, dated November 7, 2023, by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, and the various conduit purchasers, committed purchasers and purchaser agents, and administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 7, 2023)

10.12
Receivables Sale Agreement, dated November 19, 2021, by and among C.H. Robinson, Company Inc., and the other originators from time to time party thereto, C.H. Robinson Receivables, LLC, and C.H. Robinson Worldwide, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K on November 23, 2021)

10.13
First Amendment to the Receivables Sale Agreement, dated July 7, 2022 by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, and the originators party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K on July 12, 2022)

10.14
Performance Guaranty, dated November 19, 2021, made by C.H. Robinson Worldwide, Inc., for the benefit of Bank of America, N.A, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K on November 23, 2021)

†10.15	C.H. Robinson Worldwide, Inc., 2015 Non-Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A, filed on March 27, 2015)

†10.17	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.18	Form of Performance Share Award for U.S. Managerial Employees (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

†10.19	Form of Incentive Stock Option (Time-Based U.S.) Agreement (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

†10.20	Form of Key Employee Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

†10.21	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

†10.22	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

†10.23	Form of Key Employee Agreement (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

†10.24	Form of Restricted Stock Unit Award Agreement – U.S. Senior Leaders (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)

†10.25	Form of Performance Stock Unit Award (EPS) Agreement – U.S. Senior Leaders (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)

†10.26	Form of Performance Stock Unit Award (AGP) Agreement – U.S. Senior Leaders (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)

†10.27	Form of Restricted Stock Unit Award Agreement - U.S. Senior Leaders (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021)

†10.28	Form of Performance Stock Unit Award (EPS) Agreement - U.S. Senior Leaders (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021)

†10.29	Form of Performance Stock Unit Award (AGP) Agreement - U.S. Senior Leaders (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021)

†10.30	Form of 2023 Interim CEO Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K filed on January 3, 2023)

†10.31	Form of 2023 Retention Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K filed on January 3, 2023)

†10.32	Form of 2023 Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

†10.33	Form of 2023 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

†10.34	Form of 2023 Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

†10.35
Employment offer letter agreement with David Bozeman dated June 4, 2023, including forms of equity award agreements (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 6, 2023)

†10.36*	Form of Performance Stock Unit Award Agreement - Senior Leadership Team and Chief Executive Officer

†10.37*	Form of 2024 Restricted Stock Unit Award Agreement - U.S. Senior Leaders

†10.38*	Form of 2024 Non-Employee Director Restricted Stock Unit Award Agreement

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*24	Powers of Attorney

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*97	Compensation Recovery Policy

*101	The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 16, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023, 2022, and 2021, (ii) Consolidated Balance Sheets as of December 31, 2023 and 2022, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021, (iv) Consolidated Statements of Stockholders’ Investment for the years ended 2023, 2022, and 2021, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Current Report on Form 10-K formatted in Inline XBRL

*	Filed herewith
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on February 16, 2024.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Chief Legal Officer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2024.

Signature	Title

/s/ DAVID P. BOZEMAN	Chief Executive Officer (Principal Executive Officer)
David P. Bozeman

/s/ MICHAEL P. ZECHMEISTER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Michael P. Zechmeister

*	Chair of the Board
Jodee A. Kozlak

*	Director
Scott P. Anderson

*	Director
James J. Barber, Jr.

*	Director
Kermit R. Crawford

*	Director
Timothy C. Gokey

*	Director
Mark A. Goodburn

*	Director
Mary J. Steele Guilfoile

*	Director
Henry J. Maier

*	Director
James B. Stake

*	Director
Paula C. Tolliver

*	Director
Henry W. Winship

*By:	/s/ BEN G. CAMPBELL
Ben G. Campbell
Attorney-in-Fact