Form 10-Q
period 2024-03-31
C. H. ROBINSON WORLDWIDE, INC.
filed 2024-05-03
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2024, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 117,094,728.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$121,838	$145,524
Receivables, net of allowance for credit loss of $16,351 and $14,229	2,592,576	2,381,963
Contract assets, net of allowance for credit loss	235,326	189,900
Prepaid expenses and other	174,441	163,307
Total current assets	3,124,181	2,880,694
Property and equipment, net of accumulated depreciation and amortization	143,497	144,718
Goodwill	1,467,018	1,473,600
Other intangible assets, net of accumulated amortization	40,127	43,662
Right-of-use lease assets	366,604	353,890
Deferred tax assets	219,443	214,619
Other assets	111,218	114,097
Total assets	$5,472,088	$5,225,280

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,390,019	$1,303,951
Outstanding checks	63,650	66,383
Accrued expenses:
Compensation	110,899	135,104
Transportation expense	186,027	147,921
Income taxes	6,246	4,748
Other accrued liabilities	162,627	159,435
Current lease liabilities	74,818	74,451
Current portion of debt	280,000	160,000
Total current liabilities	2,274,286	2,051,993

Long-term debt	1,420,776	1,420,487
Noncurrent lease liabilities	310,285	297,563
Noncurrent income taxes payable	21,798	21,289
Deferred tax liabilities	12,090	13,177
Other long-term liabilities	2,859	2,074
Total liabilities	4,042,094	3,806,583
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,199 and 179,204 shares issued, 117,000 and 116,768 outstanding	11,700	11,677
Additional paid-in capital	746,998	754,093
Retained earnings	5,639,629	5,620,790
Accumulated other comprehensive loss	(100,436)	(80,946)
Treasury stock at cost (62,199 and 62,436 shares)	(4,867,897)	(4,886,917)
Total stockholders’ investment	1,429,994	1,418,697
Total liabilities and stockholders’ investment	$5,472,088	$5,225,280
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues:
Transportation	$4,082,588	$4,327,965
Sourcing	329,723	283,705
Total revenues	4,412,311	4,611,670
Costs and expenses:
Purchased transportation and related services	3,454,996	3,671,031
Purchased products sourced for resale	299,586	254,999
Personnel expenses	379,087	383,106
Other selling, general, and administrative expenses	151,509	141,501
Total costs and expenses	4,285,178	4,450,637
Income from operations	127,133	161,033
Interest and other income/expense, net	(16,780)	(28,265)
Income before provision for income taxes	110,353	132,768
Provision for income taxes	17,449	17,877
Net income	92,904	114,891
Other comprehensive (loss) income	(19,490)	2,477
Comprehensive income	$73,414	$117,368

Basic net income per share	$0.78	$0.97
Diluted net income per share	$0.78	$0.96

Basic weighted average shares outstanding	119,344	118,636
Dilutive effect of outstanding stock awards	260	1,273
Diluted weighted average shares outstanding	119,604	119,909
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2023	116,768	$11,677	$754,093	$5,620,790	$(80,946)	$(4,886,917)	$1,418,697
Net income				92,904			92,904
Foreign currency adjustments					(19,490)		(19,490)
Dividends declared, $0.61 per share				(74,065)			(74,065)
Stock issued for employee benefit plans	232	23	(29,768)			19,020	(10,725)
Stock-based compensation expense	—	—	22,673			—	22,673
Balance March 31, 2024	117,000	$11,700	$746,998	$5,639,629	$(100,436)	$(4,867,897)	$1,429,994

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2022	116,323	$11,632	$743,288	$5,590,440	$(88,860)	$(4,903,078)	$1,353,422
Net income				114,891			114,891
Foreign currency adjustments					2,477		2,477
Dividends declared, $0.61 per share				(73,581)			(73,581)
Stock issued for employee benefit plans	430	44	(28,532)			28,113	(375)
Stock-based compensation expense	—	—	15,607			—	15,607
Repurchase of common stock	(316)	(32)				(31,021)	(31,053)
Balance March 31, 2023	116,437	$11,644	$730,363	$5,631,750	$(86,383)	$(4,905,986)	$1,381,388
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023[1]
OPERATING ACTIVITIES
Net income	$92,904	$114,891
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	23,878	24,380
Provision for credit losses	2,813	(6,637)
Stock-based compensation	22,673	15,607
Deferred income taxes	(6,805)	(10,272)
Excess tax benefit on stock-based compensation	(1,570)	(7,011)
Other operating activities	5,596	942
Changes in operating elements:
Receivables	(225,402)	326,244
Contract assets	(45,574)	66,124
Prepaid expenses and other	(11,409)	433
Right of use asset	(13,933)	13,841
Accounts payable and outstanding checks	84,966	(90,724)
Accrued compensation	(23,407)	(134,795)
Accrued transportation expense	38,106	(53,882)
Accrued income taxes	3,619	(40)
Other accrued liabilities	5,446	8,169
Lease liability	14,347	(14,003)
Other assets and liabilities	429	1,277
Net cash (used for) provided by operating activities	(33,323)	254,544

INVESTING ACTIVITIES
Purchases of property and equipment	(8,620)	(11,371)
Purchases and development of software	(13,854)	(15,579)
Net cash used for investing activities	(22,474)	(26,950)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	5,405	19,673
Stock tendered for payment of withholding taxes	(16,130)	(20,048)
Repurchase of common stock	—	(31,182)
Cash dividends	(74,580)	(73,435)
Proceeds from short-term borrowings	912,000	739,000
Payments on short-term borrowings	(792,000)	(840,000)
Net cash provided by (used for) financing activities	34,695	(205,992)
Effect of exchange rates on cash and cash equivalents	(2,584)	76
Net change in cash and cash equivalents	(23,686)	21,678
Cash and cash equivalents, beginning of period	145,524	217,482
Cash and cash equivalents, end of period	$121,838	$239,160

See accompanying notes to the condensed consolidated financial statements.
1 The three months ended March 31, 2023 have been adjusted to conform to current year presentation.

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
Consistent with SEC rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read the condensed consolidated financial statements and related notes in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2023.
RECENTLY ISSUED ACCOUNTING STANDARDS
In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker. The guidance in this ASU is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the effects adoption of this guidance will have on our consolidated financial statements.

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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance, December 31, 2023	$1,188,813	$207,599	$77,188	$1,473,600
Foreign currency translation	(4,261)	(1,681)	(640)	(6,582)
Balance, March 31, 2024	$1,184,552	$205,918	$76,548	$1,467,018
Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). As part of our 2023 annual impairment test, we determined that the fair value of our reporting units exceeded their respective carrying values and our goodwill balance was not impaired. No changes in circumstances or events in the first quarter of 2024 indicated that an interim impairment test was required as of March 31, 2024.
Identifiable intangible assets consisted of the following (in thousands):

	March 31, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$92,663	$(61,136)	$31,527	$93,499	$(58,437)	$35,062
Indefinite-lived intangibles
Trademarks	8,600	—	8,600	8,600	—	8,600
Total intangibles	$101,263	$(61,136)	$40,127	$102,099	$(58,437)	$43,662
Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Amortization expense	$3,313	$5,815
Finite-lived intangible assets, by reportable segment, as of March 31, 2024, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Remainder of 2024	$5,987	$2,498	$814	$9,299
2025	7,857	2,297	1,086	11,240
2026	7,857	374	743	8,974
2027	1,310	—	497	1,807
2028	—	—	207	207
Total				$31,527
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
We had no Level 3 assets or liabilities as of and during the periods ended March 31, 2024, and December 31, 2023. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	March 31, 2024	December 31, 2023	Maturity	March 31, 2024	December 31, 2023
Revolving credit facility	6.43%	6.45%	November 2027	$280,000	$160,000
364-day revolving credit facility	—%	—%	May 2023	—	—
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables Securitization Facility (1)	6.23%	6.25%	November 2025	499,604	499,542
Senior Notes (1)	4.20%	4.20%	April 2028	596,172	595,945
Total debt				1,700,776	1,580,487
Less: Current maturities and short-term borrowing				(280,000)	(160,000)
Long-term debt				$1,420,776	$1,420,487
____________________________________________
(1) Net of unamortized discounts and issuance costs.

SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the “Credit Agreement”) with a total availability of $1 billion, which may be reduced by standby letters of credit. The Credit Agreement has a maturity date of November 19, 2027. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month SOFR plus a specified margin). As of March 31, 2024, the variable rate equaled SOFR and a credit spread adjustment of 0.10 percent plus 1.0 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility ranging from 0.07 percent to 0.15 percent. The recorded amount of borrowings outstanding, if any, approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
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
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes Series A, Senior Notes Series B, and Senior Notes Series C (collectively, the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $300.2 million on March 31, 2024. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering our own risk. If the Notes were recorded at fair value, they would be classified as a Level 2 financial liability. Senior Notes Series A matured in August 2023.
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
U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On November 19, 2021, we entered into a receivables purchase agreement and related transaction documents with Bank of America, N.A. and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of a portion of our U.S. trade accounts receivable with a total availability of $500 million as of March 31, 2024. The interest rate on borrowings under the Receivables Securitization Facility is based on SOFR plus a credit spread adjustment of 0.10 percent plus 0.80 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility of 0.20 percent.
The recorded amount of borrowings outstanding under the Receivables Securitization Facility approximates fair value because it can be redeemed on short notice and the interest rate floats. We consider these borrowings to be a Level 2 financial liability. Borrowings on the Receivables Securitization Facility, if any, are included within proceeds on current borrowings on the consolidated statement of cash flows.
The Receivables Securitization Facility contains various customary affirmative and negative covenants, and it also contains customary default and termination provisions, which provide for acceleration of amounts owed under the Receivables Securitization Facility upon the occurrence of certain specified events.
On February 1, 2022, we amended the Receivables Securitization Facility primarily to increase the total availability from $300 million to $500 million pursuant to the provisions of the existing agreement. On July 7, 2022, we amended the Receivables Securitization Facility to effectively increase the receivables pool available with respect to the Receivables Securitization Facility. On November 7, 2023, we amended the Receivables Securitization Facility to extend the termination date of the facility to November 7, 2025. The total available remains $500 million, and we have the option to utilize an accordion feature, if needed, of an additional $250 million pursuant to the provisions of the Receivables Purchase Agreement, amended by the Receivables Purchase Amendment.
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes (“Senior Notes”) through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $583.2 million as of March 31, 2024, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $596.2 million as of March 31, 2024.
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

In addition to the above financing agreements, we have a $15 million discretionary line of credit with U.S. Bank of which $15.0 million is utilized for standby letters of credit related to insurance collateral as of March 31, 2024. These standby letters of credit are renewed annually and were undrawn as of March 31, 2024.
NOTE 5. INCOME TAXES
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate is as follows below. The three months ended March 31, 2023 have been adjusted to conform to the current year presentation.

	Three Months Ended March 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	2.8	2.3
Share based payment awards	(1.1)	(5.6)
Foreign tax credits	(1.7)	(0.7)
Other U.S. tax credits and incentives	(7.8)	(3.8)
Foreign	0.5	(1.0)
Section 162(m) limitation on compensation	1.2	1.1
Other	0.9	0.2
Effective income tax rate	15.8%	13.5%
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
As of March 31, 2024, we have $20.6 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations, new information, or settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.3 million in the next 12 months due to the lapsing of statutes of limitations. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2019.
NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	$1,082	$2,218
Stock awards	20,519	12,012
Company expense on ESPP discount	1,072	1,377
Total stock-based compensation expense	$22,673	$15,607
On May 5, 2022, our shareholders approved a 2022 Equity Incentive Plan (the “Plan”) and authorized an initial 4,261,884 shares for issuance of awards thereunder. The Plan allows us to grant certain stock awards, including stock options at fair market value, performance-based restricted stock units and shares, and time-based restricted stock units, to our key employees and non-employee directors. Shares subject to awards under the Plan or certain of our prior plans that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the Plan. There were 2,686,067 shares available for stock awards under the Plan as of March 31, 2024.

Stock Options - We have awarded stock options to certain key employees that vest primarily based on their continued employment. The fair value of these options was established based on the market price on the date of grant calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates were the primary reasons for changes in the fair value. These grants are being expensed based on the terms of the awards. As of March 31, 2024, unrecognized compensation expense related to stock options was $3.3 million.
Stock Awards - We have awarded performance-based restricted shares, performance-based restricted stock units (“PSUs”), and time-based restricted stock units. Nearly all of our awards contain restrictions on the awardees’ ability to sell or transfer vested awards for a specified period of time. The fair value of these awards is established based on the market price on the date of grant, discounted for any post-vesting holding restrictions. The discounts on outstanding grants with post-vesting holding restrictions vary from 11 percent to 23 percent and are calculated using the Black-Scholes option pricing model-protective put method. The duration of the restriction period to sell or transfer vested awards, changes in the measured stock price volatility and changes in interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.
Performance-based Awards
Beginning in 2021, we have awarded PSUs on an annual basis to certain key employees. These PSUs vest over a three-year period based on the achievement of certain dilutive earnings per share, adjusted gross profits, and adjusted operating margin targets. These PSUs contain an upside opportunity of up to 200 percent of target contingent upon obtaining certain targets mentioned above over their respective performance period.
Time-based Awards
We award time-based restricted stock units to certain key employees. Time-based awards granted through 2020 vest over a five-year period. Beginning in 2021, we have granted time-based awards on an annual basis which vest over a three-year period. These awards vest primarily based on the passage of time and the employee’s continued employment.
We granted 318,801 PSUs at target and 604,468 time-based restricted stock units in February 2024 that vest over a three-year period. The PSUs will vest upon achieving cumulative three-year dilutive earnings per share targets and contain an upside opportunity of up to 200 percent. The PSUs and time-based restricted stock unit awards had a weighted average grant date fair value of $73.66 and provide for two-years of post-termination vesting upon a qualified retirement.
We have also awarded restricted stock units to certain key employees and non-employee directors which are fully vested upon date of grant. These units contain restrictions on the awardees’ ability to sell or transfer vested units for a specified period of time. The fair value of these units is established using the same method discussed above. These awards have been expensed on the date of grant.
As of March 31, 2024, there was unrecognized compensation expense of $233.8 million related to previously granted stock awards assuming maximum achievement is obtained on our PSUs. The amount of future expense to be recognized will be based on the passage of time and contingent upon obtaining certain targets mentioned above over their respective performance period.
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

Three Months Ended March 31, 2024
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
93,835	$6,072	$1,072

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
•All Other and Corporate—All Other and Corporate includes our Robinson Fresh and Managed Services segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses. Robinson Fresh provides sourcing services including the buying, selling, and marketing of fresh fruits, vegetables, and other perishable items. Managed Services provides Transportation Management Services, or Managed TMS®. Other Surface Transportation revenues are primarily earned by our Europe Surface Transportation segment. Europe Surface Transportation provides transportation and logistics services including truckload and LTL services across Europe.
The internal reporting of segments is defined, based in part, on the reporting and review process used by our chief operating decision maker (“CODM”), our Chief Executive Officer. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies located in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023. We do not report our intersegment revenues by reportable segment to our CODM and do not believe they are a meaningful metric for evaluating the performance of our reportable segments.

Reportable segment information is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended March 31, 2024
Total revenues	$3,000,313	$858,637	$553,361	$4,412,311
Income (loss) from operations	108,895	31,552	(13,314)	127,133
Depreciation and amortization	5,350	2,844	15,684	23,878
Total assets(1)	3,065,996	1,257,675	1,148,417	5,472,088
Average employee headcount	6,004	4,876	4,110	14,990

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended March 31, 2023
Total revenues	$3,304,187	$789,978	$517,505	$4,611,670
Income (loss) from operations	134,022	30,116	(3,105)	161,033
Depreciation and amortization	5,651	5,480	13,249	24,380
Total assets(1)	3,240,898	1,194,575	1,160,111	5,595,584
Average employee headcount	6,870	5,471	4,561	16,902
_________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.
NOTE 9. REVENUE FROM CONTRACTS WITH CUSTOMERS
A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments (in thousands):

	Three Months Ended March 31, 2024
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$3,000,313	$858,637	$223,638	$4,082,588
Sourcing(2)	—	—	329,723	329,723
Total revenues	$3,000,313	$858,637	$553,361	$4,412,311

	Three Months Ended March 31, 2023
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$3,304,187	$789,978	$233,800	$4,327,965
Sourcing(2)	—	—	283,705	283,705
Total revenues	$3,304,187	$789,978	$517,505	$4,611,670
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration and amounts are not due from our customers prior to the completion of our performance obligation and as such contract liabilities, as of March 31, 2024, and revenue recognized in the three months ended March 31, 2024, and 2023 resulting from contract liabilities, were not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon changes in transportation pricing and costs and shipments in-transit at period end.

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
Our operating leases are included on the consolidated balance sheets as right-of-use lease assets and lease liabilities. A right-of-use lease asset represents our right to use an underlying asset over the term of a lease, while a lease liability represents our obligation to make lease payments arising from the lease. Current and noncurrent lease liabilities are recognized on the commencement date at the present value of lease payments, including non-lease components, which consist primarily of common area maintenance and parking charges. Right-of-use lease assets are also recognized on commencement date as the total lease liability plus prepaid rents. As our leases typically do not provide an implicit rate, we use our fully collateralized incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is influenced by market interest rates, our credit rating, and lease term and as such, may differ for individual leases.
Our lease agreements typically do not contain variable lease payments, residual value guarantees, purchase options, or restrictive covenants. Many of our leases include the option to renew for a period of months to several years. The term of our leases may include the option to renew when it is reasonably certain we will exercise that option, although these occurrences are seldom. We have lease agreements with lease components (e.g., payments for rent) and non-lease components (e.g., payments for common area maintenance and parking), which are all accounted for as a single lease component.
We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of March 31, 2024.
Information regarding lease expense, remaining lease term, discount rate, and other select lease information are presented below (dollars in thousands):

	Three Months Ended March 31,
Lease Costs	2024	2023
Operating lease expense	$25,637	$24,653
Short-term lease expense	1,162	1,414
Total lease expense	$26,799	$26,067

	Three Months Ended March 31,
Other Lease Information	2024	2023
Operating cash flows from operating leases	$25,223	$24,815
Right-of-use lease assets obtained in exchange for new lease liabilities	36,810	6,739

Lease Term and Discount Rate	As of March 31, 2024	As of December 31, 2023
Weighted average remaining lease term (in years)	5.8	5.9
Weighted average discount rate	4.0%	3.9%

The maturities of lease liabilities as of March 31, 2024, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2024	$66,869
2025	87,850
2026	74,356
2027	58,237
2028	43,249
Thereafter	102,221
Total lease payments	432,782
Less: Interest	(47,679)
Present value of lease liabilities	$385,103
NOTE 11. ALLOWANCE FOR CREDIT LOSSES
Our allowance for credit losses is computed using a number of factors including our past credit loss experience and our customers' credit ratings, in addition to other customer-specific factors. We have also considered recent trends and developments related to the current macroeconomic environment in determining our ending allowance for credit losses for both accounts receivable and contract assets. The allowance for credit losses on contract assets was not significant as of March 31, 2024.
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below (in thousands):

Balance, December 31, 2023	$14,229
Provision	2,664
Write-offs	(542)
Balance, March 31, 2024	$16,351
Recoveries of amounts previously written off were not significant for the three months ended March 31, 2024.
NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' Investment on our condensed consolidated balance sheets. The recorded balance on March 31, 2024 and December 31, 2023 was $100.4 million and $80.9 million, respectively. The recorded balance on March 31, 2024 and December 31, 2023 is comprised solely of foreign currency adjustments, including foreign currency translation.
Other comprehensive loss was $19.5 million for the three months ended March 31, 2024, primarily driven by fluctuations in the Singapore Dollar, Euro, and Australian Dollar. Other comprehensive income was $2.5 million for the three months ended March 31, 2023, primarily driven by fluctuations in the Euro.
NOTE 13: RESTRUCTURING
2024 Restructuring Program: The Company began a restructuring program (the “2024 Restructuring Program”) during the three months ended March 31, 2024 to drive our enterprise strategy and reduce our cost structure. The 2024 Restructuring Program will be executed in phases, focusing on waste reduction, reprioritizing our product and technology teams on fewer strategic initiatives, driving synergies across our portfolio of services, and unifying the go to market strategy of our divisions.
The major initiatives of the first phase, which commenced in the three months ended March 31, 2024, include: 1) optimizing our management hierarchy, which includes a reduction in workforce; and 2) reprioritizing the efforts of our product and technology teams, resulting in the impairment of certain internally developed software projects. We have realigned our product and technology teams on fewer strategic initiatives to accelerate the capabilities of our platform to deliver market-leading outcomes for our customers, carriers, and employees.
The primary initiatives of the second phase will commence in the second quarter of 2024. These initiatives include the rationalization of our facilities footprint including the consolidation, early termination, or abandonment of office buildings under operating leases. The second phase may also include other initiatives yet to be identified that will drive our enterprise strategy and improve our cost structure. We expect all activities under the 2024 Restructuring program to be completed by the end of 2024.
We recognized restructuring charges of $12.9 million in the first quarter of 2024 primarily related to workforce reductions and the impairment of certain capitalized internally developed software projects. Based upon the initiatives identified to date, we anticipate recognizing a total of approximately $25 million of restructuring charges related to the 2024 Restructuring Program in 2024. The amount of restructuring charges we recognize, and the timing of recognition, will depend upon the nature and scope of initiatives we identify and our ability to enact changes to our real estate footprint under existing operating leases.
A summary of charges related to our 2024 Restructuring Program recognized in the three months ended March 31, 2024 are presented below (in thousands):

Three Months Ended March 31,
2024
Severance(1)	$7,414
Other personnel expenses(1)	528
Other selling, general, and administrative expenses(2)	4,969
Total	$12,911
________________________________
(1) Amounts are included within personnel expenses in our condensed consolidated statements of operations and comprehensive income.
(2) Amounts are included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income. Amounts recognized in the three months ended March 31, 2024 primarily relate to the impairment of certain capitalized internally developed software projects.
The following table summarizes restructuring charges by reportable segment (in thousands):

	Three Months Ended March 31, 2024
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$3,027	$3,191	$1,724	$7,942
Other selling, general, and administrative expenses	1,877	232	2,860	4,969
The following table summarizes activity related to our 2024 restructuring program and reserves included in our consolidated balance sheets (in thousands):

	Accrued Severance and Other Personnel Expenses	Accrued Other Selling, General, and Administrative Expenses	Total
Balance, December 31, 2023	$—	$—	$—
Restructuring charges	7,942	4,969	12,911
Cash payments	(2,446)	(46)	(2,492)
Settled non-cash	—	(4,923)	(4,923)
Balance, March 31, 2024	$5,496	$—	$5,496

2022 Restructuring Program: In 2022, we announced organizational changes to support our enterprise strategy of accelerating our digital transformation and productivity initiatives. The initiatives under our 2022 Restructuring Program were completed in 2023. We had $3.8 million of accrued severance and other personnel expenses remaining as of as December 31, 2023. We paid $2.3 million of cash in the first quarter of 2024. There is no further activity expected related to the 2022 Restructuring Program other than settling the remaining $1.3 million of accrued severance and other personnel expenses as of March 31, 2024.

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
The following table summarizes restructuring charges by reportable segment (in thousands):

	Three Months Ended March 31, 2023
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$829	$1,538	$1,231	$3,598
Other selling, general, and administrative expenses	—	124	—	124
The following table summarizes activity related to our 2022 restructuring program and reserves included in our consolidated balance sheets (in thousands):

Accrued Severance and Other Personnel Expenses
Balance, December 31, 2023	$3,783
Restructuring charges	—
Cash payments	(2,323)
Accrual adjustments(1)	(111)
Balance, March 31, 2024	$1,349
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
FORWARD-LOOKING INFORMATION
Our Quarterly Report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These statements represent our expectations, beliefs, intentions, or strategies concerning future events that, by their nature, involve risks and uncertainties. Forward-looking statements represent our expectations, beliefs, intentions, or strategies concerning future events. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience or our present expectations, including, but not limited to, factors such as changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; fuel price increases or decreases, or fuel shortages; competition and growth rates within the global logistics industry that could adversely impact our profitability; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; risks associated with seasonal changes or significant disruptions in the transportation industry; risks associated with identifying and completing suitable acquisitions; our dependence upon and changes in relationships with existing contracted truck, rail, ocean, and air carriers; risks associated with the loss of significant customers; risks associated with reliance on technology to operate our business; cyber-security related risks; our ability to staff and retain employees; risks associated with operations outside of the U.S.; our ability to successfully integrate the operations of acquired companies with our historic operations; climate change related risks; risks associated with our indebtedness; risks associated with interest rates; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with the potential impact of changes in government regulations including environmental-related regulations; risks associated with the changes to income tax regulations; risks associated with the produce industry, including food safety and contamination issues; the impact of changes in political and governmental conditions; changes to our capital structure; changes due to catastrophic events; risks associated with the usage of artificial intelligence technologies; and other risks and uncertainties detailed in our Annual and Quarterly Reports. Therefore, actual results may differ materially from our expectations based on these and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 16, 2024, as well as the updates to these risk factors included in Part II—“Item 1A, Risk Factors,” herein.
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

The reconciliation of gross profits to adjusted gross profits and gross profit margin to adjusted gross profit margin is presented below (dollars in thousands):

	Three Months Ended March 31,
	2024		2023
Revenues:
Transportation	$4,082,588		$4,327,965
Sourcing	329,723		283,705
Total revenues	4,412,311		4,611,670
Costs and expenses:
Purchased transportation and related services	3,454,996		3,671,031
Purchased products sourced for resale	299,586		254,999
Direct internally developed software amortization	10,222		7,317
Total direct costs	3,764,804		3,933,347
Gross profits / Gross profit margin	647,507	14.7%	678,323	14.7%
Plus: Direct internally developed software amortization	10,222		7,317
Adjusted gross profits / Adjusted gross profit margin	$657,729	14.9%	$685,640	14.9%
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

	Three Months Ended March 31,
	2024	2023

Total revenues	$4,412,311	$4,611,670
Income from operations	127,133	161,033
Operating margin	2.9%	3.5%

Adjusted gross profits	$657,729	$685,640
Income from operations	127,133	161,033
Adjusted operating margin	19.3%	23.5%
MARKET TRENDS
The North America surface transportation market continues to gradually move toward a balance of carrier supply and shipper demand. Despite modest decreases in carrier counts, there remains an excess of carrier capacity, leading to continued soft market conditions. The elevated capacity levels that entered the market in the latter half of 2020 and throughout 2021, driven by historically high demand during the COVID-19 pandemic, have contracted more slowly than typical capacity reductions at this stage of recent market cycles. In the current state of the market, subtle volume increases—whether due to seasonality or improving demand—would likely be absorbed by available capacity, resulting in a continuation of soft market conditions in the near term. One of the metrics we use to measure market conditions is the truckload routing guide depth from our Managed Services business. Routing guide depth represents the average number of carriers contacted prior to acceptance when procuring a transportation provider. The average routing guide depth of tender in the first quarter of 2024 remained low at 1.2, essentially in-line with the average routing guide depth experienced throughout 2023. The average routing guide depth in the first quarter of 2024 represents that on average, the first carrier in a shipper's routing guide is accepting the shipment most of the time, resulting in a limited number of shipments reaching the spot market.

In the first quarter of 2024, the global forwarding market faced significant disruptions limiting the availability of several of the world’s most significant waterways. These disruptions have resulted in increased re-routing and degrading schedule reliability for ocean shipments. Ocean vessel capacity continues to expand although the challenges presented by these global disruptions have mitigated the impact on ocean freight pricing. The ongoing global disruptions, coupled with emerging geopolitical conflicts and potential shifts in consumer demand, will likely continue to impact ocean freight pricing in the near term. The challenges facing the ocean freight market are leading to increased ocean freight conversions, which alongside elevated e-commerce demand out of North Asia, have led to sharp increases in the cost of air freight in certain trade lanes.
BUSINESS TRENDS
Our first quarter of 2024 surface transportation results were significantly impacted by the prevailing soft market conditions discussed in the market trends section. These conditions led to most shipments moving under committed pricing agreements and suppressed freight rates for the limited number of shipments reaching the spot market. Consequentially, our surface transportation total revenues and adjusted gross profits decreased in the first quarter of 2024 compared to the same period in 2023. Industry freight volumes decreased in the first quarter of 2024 compared to the same period of 2023. Despite these challenging market conditions, our combined North American Surface Transportation (“NAST”) truckload and less than truckload (“LTL”) volumes increased by 1.5 percent during the first quarter of 2024 compared to the first quarter of 2023. In addition, our combined NAST truckload and LTL volumes along with our adjusted gross profits per transaction showed sequential improvement each month within the first quarter of 2024, driven by our improved execution and pricing discipline within our portfolio. Our average truckload linehaul cost per mile and linehaul rate charged to our customers, excluding fuel surcharges, both decreased approximately 7.5 percent during the first quarter of 2024.
Our first quarter of 2024 global forwarding results were significantly impacted by the global disruptions discussed in the market trends section. Specifically, we experienced a 23.0 percent increase in air freight tonnage, driven by ocean freight conversions in many trade lanes. These ocean freight conversions were driven by the disruptions affecting the market, which coupled with increased e-commerce demand out of North Asia, held the cost of air freight at elevated levels and led to lower adjusted gross profit per metric ton. Despite the challenges posed by market disruptions, our ocean volumes increased 7.0 percent as the prior year period was significantly impacted by elevated inventory levels and weak consumer demand.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select first quarter 2024 year-over-year operating comparisons to the first quarter 2023:
•Total revenues decreased 4.3 percent to $4.4 billion, primarily driven by lower pricing in our truckload services, partially offset by higher pricing and increased volume in our ocean services.
•Gross profits decreased 4.5 percent to $647.5 million. Adjusted gross profits decreased 4.1 percent to $657.7 million, primarily driven by lower adjusted gross profit per transaction in truckload.
•Personnel expenses decreased 1.0 percent to $379.1 million, primarily due to cost optimization efforts and lower average employee headcount, which decreased 11.3 percent, partially offset by higher restructuring charges related to workforce reductions.
•Other selling, general, and administrative (“SG&A”) expenses increased 7.1 percent to $151.5 million, primarily due to favorable credit losses in the prior year and restructuring charges in the current year related to impairment of internally developed software.
•Income from operations decreased 21.1 percent to $127.1 million, due to decreased adjusted gross profits.
•Adjusted operating margin of 19.3 percent declined 420 basis points.
•Interest and other income/expense, net totaled $16.8 million of expense, consisting primarily of $22.1 million of interest expense, which decreased $1.5 million compared to last year, due to a lower average debt balance, and a $3.9 million net gain from foreign currency revaluation and realized foreign currency gains and losses, compared to a $9.6 million net loss in the prior year.
•The effective tax rate in the quarter was 15.8 percent compared to 13.5 percent in the first quarter last year.
•Net income totaled $92.9 million, a decrease of 19.1 percent from a year ago.
•Diluted earnings per share (EPS) decreased 18.8 percent to $0.78.
•Cash flow from operations decreased $287.9 million in the three months ended March 31, 2024, primarily driven by an increase in net operating working capital.

CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023	% change
Revenues:
Transportation	$4,082,588	$4,327,965	(5.7)%
Sourcing	329,723	283,705	16.2%
Total revenues	4,412,311	4,611,670	(4.3)%
Costs and expenses:
Purchased transportation and related services	3,454,996	3,671,031	(5.9)%
Purchased products sourced for resale	299,586	254,999	17.5%
Personnel expenses	379,087	383,106	(1.0)%
Other selling, general, and administrative expenses	151,509	141,501	7.1%
Total costs and expenses	4,285,178	4,450,637	(3.7)%
Income from operations	127,133	161,033	(21.1)%
Interest and other income/expense, net	(16,780)	(28,265)	(40.6)%
Income before provision for income taxes	110,353	132,768	(16.9)%
Provision for income taxes	17,449	17,877	(2.4)%
Net income	$92,904	$114,891	(19.1)%

Diluted net income per share	$0.78	$0.96	(18.8)%

Average employee headcount	14,990	16,902	(11.3)%

Adjusted gross profit margin percentage(1)
Transportation	15.4%	15.2%	20 bps
Sourcing	9.1%	10.1%	(100 bps)
Total adjusted gross profit margin	14.9%	14.9%	0 bps
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.

A reconciliation of our reportable segments to our consolidated results can be found in Note 8, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.
Consolidated Results of Operations—Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023
Total revenues and direct costs. Total transportation revenues and direct costs decreased primarily due to reduced pricing and lower purchased transportation costs in truckload services. This decline was partially offset by increased volume and higher pricing and purchased transportation costs in ocean services compared to the previous year. The soft market conditions, characterized by weak demand and excess carrier capacity, continue to suppress freight rates in the surface transportation market as discussed in the market and business trends section above. Conversely, the global forwarding market has shown improvement from the weak consumer demand experienced in the prior year, resulting in increased ocean volumes. In addition, the disruptions facing the global forwarding market have led to elevated pricing and purchased transportation costs compared to the prior year. Our sourcing total revenue and direct costs increased, driven by higher average pricing with retail customers and increased case volume with foodservice customers.

Gross profits and adjusted gross profits. Our transportation adjusted gross profits decreased driven by lower adjusted gross profits per transaction and a slight volume decline in truckload services, and to a lesser extent lower adjusted gross profits in other logistic services. The lower adjusted gross profit per transaction in truckload services was driven by the weak demand and excess capacity in the surface transportation market discussed in the market trends and business trends sections above, which have continued to suppress freight rates in the first quarter of 2024. Despite the challenging market conditions, our combined NAST truckload and LTL volumes, along with our adjusted gross profits per transaction, showed sequential improvement each month within the first quarter of 2024, driven by improved execution and pricing discipline within our portfolio. Sourcing adjusted gross profits increased, driven by integrated supply chain solutions for retail customers.
Operating expenses. Personnel expenses decreased primarily driven by cost optimization efforts, including lower average employee headcount. These reductions were partially offset by an increase in stock-based compensation expense as the prior year period included an accrual reversal related to certain performance-based awards. Other SG&A expenses increased primarily due to higher credit losses. This increase was driven by a decrease in the allowance for credit losses in the prior year period.
In addition to the above, our personnel expenses for 2024 included $7.9 million of severance and related personnel expenses. We also incurred a $5.0 million impairment loss in other SG&A expenses primarily related to capitalized internally developed software. These expenses were both associated with our 2024 Restructuring Program. Our personnel expenses for 2023 included $3.6 million of severance and related personnel expenses associated with our 2022 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2024 and 2022 Restructuring Programs.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $22.1 million. Interest expense decreased $1.5 million during the first quarter of 2024, due to a lower average debt balance. The current year included a $3.9 million net gain from foreign currency revaluation and realized foreign currency gains and losses, compared to a $9.6 million net loss in the prior year.
Provision for income taxes. Our effective income tax rate was 15.8 percent for the first quarter of 2024 compared to 13.5 percent for the first quarter of 2023. The effective income tax rate for the first quarter of 2024 was lower than the statutory federal income tax rate primarily due to the tax impact of U.S. tax credits and incentives, which reduced the effective tax rate by 7.8 percentage points. These impacts were partially offset by a higher tax rate on state income taxes, net of federal benefit, which increased the effective income tax rate by 2.8 percentage points during the first quarter of 2024. The effective income tax rate for the first quarter of 2023 was lower than the statutory federal income tax rate primarily due to the tax benefits of share-based payment awards, which reduced the effective tax rate by 5.6 percentage points, and U.S. tax credits and incentives, which decreased the effective income tax rate by 3.8 percentage points. These impacts were partially offset by a higher tax rate on state income taxes, net of federal benefit, which increased the effective income tax rate by 2.3 percentage points during the first quarter of 2023.

NAST Segment Results of Operations

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% change
Total revenues	$3,000,313	$3,304,187	(9.2)%
Costs and expenses:
Purchased transportation and related services	2,603,203	2,877,532	(9.5)%
Personnel expenses	175,625	176,012	(0.2)%
Other selling, general, and administrative expenses	112,590	116,621	(3.5)%
Total costs and expenses	2,891,418	3,170,165	(8.8)%
Income from operations	$108,895	$134,022	(18.7)%

	Three Months Ended March 31,
	2024	2023	% change
Average employee headcount	6,004	6,870	(12.6)%
Service line volume statistics
Truckload			(0.5)%
LTL			3.0%

Adjusted gross profits(1)
Truckload	$235,709	$261,519	(9.9)%
LTL	139,459	137,078	1.7%
Other	21,942	28,058	(21.8)%
Total adjusted gross profits	$397,110	$426,655	(6.9)%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023
Total revenues and direct costs. NAST total revenues and direct costs decreased primarily due to reduced pricing and lower purchased transportation costs in truckload services. The soft market conditions, characterized by weak demand and excess carrier capacity, continue to suppress freight rates in the surface transportation market as discussed in the market and business trends section above. Partially offsetting the decline was an increase of 1.5 percent in combined NAST truckload and LTL volumes.
Gross profits and adjusted gross profits. NAST adjusted gross profits decreased due to lower pricing in truckload services, resulting in lower adjusted gross profits per transaction. The lower adjusted gross profit per transaction was driven by the soft market conditions discussed in the market trends and business trends sections above, resulting in lower pricing and limited spot market opportunities at attractive rates in the first quarter of 2024. Our average truckload per mile linehaul cost and linehaul rate charged to customers, which excludes fuel surcharges, both decreased approximately 7.5 percent in the first quarter of 2024 compared to the first quarter of 2023. Despite the challenging market conditions our combined NAST truckload and LTL volumes, along with our adjusted gross profits per transaction, showed sequential improvement each month within the first quarter of 2024, driven by improved execution and pricing discipline within our portfolio. NAST other adjusted gross profits decreased, primarily driven by a decline in intermodal adjusted gross profits per transaction and decreased intermodal and warehousing adjusted gross profits. These decreases were partially offset by an increase in LTL volumes.
Operating expenses. NAST personnel expenses were essentially flat compared to the prior year. Cost optimization efforts, including lower average headcount in addition to lower commission expenses, were mostly offset by an increase in stock-based compensation expense. The prior year period included an accrual reversal related to certain performance-based awards. NAST other SG&A expenses decreased primarily due to lower allocated corporate expenses, which were partially offset by a benefit in the prior year from lower credit losses.

In addition to the above, NAST personnel expenses for 2024 included $3.0 million of severance and related personnel expenses. We also incurred a $1.9 million impairment loss in other SG&A expenses related to capitalized internally developed software. These expenses were both associated with our 2024 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2024 Restructuring Program.
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
Global Forwarding Segment Results of Operations

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% change
Total revenues	$858,637	$789,978	8.7%
Costs and expenses:
Purchased transportation and related services	678,592	612,059	10.9%
Personnel expenses	96,463	92,263	4.6%
Other selling, general, and administrative expenses	52,030	55,540	(6.3)%
Total costs and expenses	827,085	759,862	8.8%
Income from operations	$31,552	$30,116	4.8%

	Three Months Ended March 31,
	2024	2023	% change
Average employee headcount	4,876	5,471	(10.9)%
Service line volume statistics
Ocean			7.0%
Air			23.0%
Customs			8.5%

Adjusted gross profits(1)
Ocean	$112,850	$110,121	2.5%
Air	30,164	30,902	(2.4)%
Customs	26,097	23,334	11.8%
Other	10,934	13,562	(19.4)%
Total adjusted gross profits	$180,045	$177,919	1.2%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023
Total revenues and direct costs. Global Forwarding total revenues and direct costs increased driven by increased volume and higher pricing and purchased transportation costs in ocean services compared to the previous year. The global forwarding market has shown improvement from the weak consumer demand experienced in the prior year. In addition, the disruptions facing the global forwarding market have resulted in an increase in air freight tonnage, driven by ocean freight conversions in many trade lanes. These ocean freight conversions coupled with increased e-commerce demand out of North Asia have led to sharp increases to the cost of air freight in certain trade lanes compared to the prior year.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits increased driven by increased volume in ocean services, partially offset by lower adjusted gross profits per shipment in ocean services. Air freight adjusted gross profits decreased slightly as a significant increase in metric tons shipped was more than offset by lower adjusted gross profits per metric ton shipped. The lower adjusted gross profit per metric ton shipped was driven by the elevated cost of air freight due to disruptions facing the market as discussed in the market trends and business trends sections above. Customs adjusted gross profits increased driven by an increase in transaction volumes and higher adjusted gross profits per shipment.

Operating expenses. Personnel expenses increased primarily due to increased variable compensation reflecting the improved results relative to the prior year. This increase was partially offset by cost optimization efforts, including lower average employee headcount. Other SG&A expenses decreased driven by the completion of amortization of intangible assets related to a previously completed acquisition and lower allocated corporate expenses.
In addition to the above, Global Forwarding personnel expenses for 2024 included $3.2 million of severance and related personnel expenses associated with our 2024 Restructuring Program. Personnel expenses for 2023 included $1.5 million of severance and related personnel expenses associated with our 2022 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2024 and 2022 Restructuring Programs.
All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Services segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% change
Total revenues	$553,361	$517,505	6.9%
Income (loss) from operations	(13,314)	(3,105)	N/M

Adjusted gross profits(1)
Robinson Fresh	33,736	31,145	8.3%
Managed Services	28,936	28,970	(0.1)%
Other Surface Transportation	17,902	20,951	(14.6)%
Total adjusted gross profits	$80,574	$81,066	(0.6)%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023
Total revenues and direct costs. Total revenues and direct costs increased driven by higher average pricing with retail customers and increased case volume with foodservice customers in our Robinson Fresh business. This increase was partially offset by a modest decline in our European truckload revenues within our Other Surface Transportation business.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased driven by a 1.5% increase in case volume and integrated supply chain solutions for retail customers. Managed Services adjusted gross profits were essentially flat with the prior year. Other Surface Transportation adjusted gross profits decreased primarily due to a decrease in adjusted gross profits per transaction in European truckload, partially offset by an increase in European truckload volumes.
Restructuring expenses. Personnel expenses in 2024 included $1.7 million of severance and related personnel expenses. We also incurred a $2.9 million impairment loss in other SG&A expenses related to capitalized internally developed software. These expenses were both associated with our 2024 Restructuring Program. Personnel expenses in 2023 included $1.2 million of severance and related personnel expenses associated with our 2022 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2024 and 2022 Restructuring Programs.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (in thousands):

Description	Carrying Value as of March 31, 2024	Borrowing Capacity	Maturity
Revolving credit facility	$280,000	$1,000,000	November 2027
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables Securitization Facility (1)	499,604	500,000	November 2025
Senior Notes (1)	596,172	600,000	April 2028
Total debt	$1,700,776	$2,425,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.
We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, share repurchases or other investments.
Cash and cash equivalents totaled $121.8 million as of March 31, 2024, and $145.5 million as of December 31, 2023. Cash and cash equivalents held outside the United States totaled $118.1 million as of March 31, 2024, and $142.8 million as of December 31, 2023.
We prioritize our investments to grow our market share and expand globally in key industries, trade lanes, and geographies, and to digitize our customer, carrier, and internal tools to support our organic growth. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	% change
Sources (uses) of cash:
Cash (used for) provided by operating activities	$(33,323)	$254,544	N/M

Capital expenditures	(22,474)	(26,950)
Cash used for investing activities	(22,474)	(26,950)	(16.6)%

Repurchase of common stock	—	(31,182)
Cash dividends	(74,580)	(73,435)
Net borrowing (payments) on debt	120,000	(101,000)
Other financing activities	(10,725)	(375)
Cash provided by (used for) financing activities	34,695	(205,992)	N/M
Effect of exchange rates on cash and cash equivalents	(2,584)	76
Net change in cash and cash equivalents	$(23,686)	$21,678
Cash flow from operating activities. Our operating cash flows benefited in the prior year from declining freight rates in ocean and truckload services, which resulted in a decrease in net operating working capital and drove strong operating cash flow. In the current year, freight rates in ocean services have increased resulting in an increase in net operating working capital driving a decline in operating cash flows in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. We continue to closely monitor credit and collections activities and the quality of our accounts receivable balance to minimize risk as well as work with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.

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
Cash used for financing activities. Net borrowing on debt in the three months ended March 31, 2024 were to fund our working capital needs. Net repayments on debt in the three months ended March 31, 2023 were primarily to reduce the current portion of our debt outstanding. No shares were repurchased during the first quarter of 2024. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions. Over the long term, we remain committed to our quarterly dividend and share repurchases to enhance shareholder value. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. We may seek to retire or purchase our outstanding Senior Notes through open market cash purchases, privately negotiated transactions or otherwise.
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
As of March 31, 2024, we were in compliance with all of the covenants under our debt agreements.
Recently Issued Accounting Pronouncements
Refer to Note 1, Basis of Presentation, contained in this Quarterly Report and in the company's 2023 Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the company's 2023 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of March 31, 2024, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the company’s 2023 Annual Report on Form 10-K for a discussion on the company’s market risk. As of March 31, 2024, there were no material changes in market risk from those disclosed in the company’s 2023 Annual Report on Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
(b) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition, or future results. There have not been material changes in our risk factors set forth in the company’s 2023 Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about company purchases of common stock during the quarter ended March 31, 2024:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2024 - January 31, 2024	31,352	$86.88	—	6,763,445
February 1, 2024 - February 29, 2024	172,615	73.99	—	6,763,445
March 1, 2024 - March 31, 2024	8,578	73.86	—	6,763,445
First Quarter 2024	212,545	$75.89	—	6,763,445
________________________________
(1) The total number of shares purchased based on trade date includes: (i) no shares of common stock purchased under the authorization described below; and (ii) 212,545 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(2) In December 2021, the Board of Directors increased the number of shares authorized for repurchase by 20,000,000 shares. As of March 31, 2024, there were 6,763,445 shares remaining for future repurchases. Repurchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this Quarterly Report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended March 31, 2024 formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the company for the period ended March 31, 2024 formatted in Inline XBRL (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2024.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ David P. Bozeman
David P. Bozeman
Chief Executive Officer

By:	/s/ Michael P. Zechmeister
Michael P. Zechmeister
Chief Financial Officer