Form 10-Q
period 2024-06-30
C. H. ROBINSON WORLDWIDE, INC.
filed 2024-08-02
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2024, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 117,283,235.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$113,166	$145,524
Receivables, net of allowance for credit loss of $16,845 and $14,229	2,650,800	2,381,963
Contract assets, net of allowance for credit loss	260,401	189,900
Prepaid expenses and other	154,807	163,307
Total current assets	3,179,174	2,880,694
Property and equipment, net of accumulated depreciation and amortization	139,636	144,718
Goodwill	1,468,605	1,473,600
Other intangible assets, net of accumulated amortization	36,763	43,662
Right-of-use lease assets	351,823	353,890
Deferred tax assets	226,396	214,619
Other assets	109,949	114,097
Total assets	$5,512,346	$5,225,280

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,431,662	$1,303,951
Outstanding checks	56,970	66,383
Accrued expenses:
Compensation	120,819	135,104
Transportation expense	211,310	147,921
Income taxes	2,483	4,748
Other accrued liabilities	158,846	159,435
Current lease liabilities	74,123	74,451
Current portion of debt	188,000	160,000
Total current liabilities	2,244,213	2,051,993

Long-term debt	1,421,066	1,420,487
Noncurrent lease liabilities	299,564	297,563
Noncurrent income taxes payable	21,611	21,289
Deferred tax liabilities	11,929	13,177
Other long-term liabilities	3,522	2,074
Total liabilities	4,001,905	3,806,583
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,199 and 179,204 shares issued, 117,262 and 116,768 outstanding	11,726	11,677
Additional paid-in capital	756,135	754,093
Retained earnings	5,691,874	5,620,790
Accumulated other comprehensive loss	(101,749)	(80,946)
Treasury stock at cost (61,937 and 62,436 shares)	(4,847,545)	(4,886,917)
Total stockholders’ investment	1,510,441	1,418,697
Total liabilities and stockholders’ investment	$5,512,346	$5,225,280
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Transportation	$4,121,930	$4,084,827	$8,204,518	$8,412,792
Sourcing	361,418	337,029	691,141	620,734
Total revenues	4,483,348	4,421,856	8,895,659	9,033,526
Costs and expenses:
Purchased transportation and related services	3,470,383	3,453,560	6,925,379	7,124,591
Purchased products sourced for resale	325,556	302,800	625,142	557,799
Personnel expenses	361,222	377,277	740,309	760,383
Other selling, general, and administrative expenses	148,097	155,596	299,606	297,097
Total costs and expenses	4,305,258	4,289,233	8,590,436	8,739,870
Income from operations	178,090	132,623	305,223	293,656
Interest and other income/expense, net	(21,525)	(18,259)	(38,305)	(46,524)
Income before provision for income taxes	156,565	114,364	266,918	247,132
Provision for income taxes	30,314	17,048	47,763	34,925
Net income	126,251	97,316	219,155	212,207
Other comprehensive loss	(1,313)	(6,536)	(20,803)	(4,059)
Comprehensive income	$124,938	$90,780	$198,352	$208,148

Basic net income per share	$1.06	$0.82	$1.84	$1.79
Diluted net income per share	$1.05	$0.81	$1.83	$1.77

Basic weighted average shares outstanding	119,418	118,500	119,381	118,567
Dilutive effect of outstanding stock awards	502	1,307	351	1,253
Diluted weighted average shares outstanding	119,920	119,807	119,732	119,820
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2023	116,768	$11,677	$754,093	$5,620,790	$(80,946)	$(4,886,917)	$1,418,697
Net income				92,904			92,904
Foreign currency adjustments					(19,490)		(19,490)
Dividends declared, $0.61 per share				(74,065)			(74,065)
Stock issued for employee benefit plans	232	23	(29,768)			19,020	(10,725)
Stock-based compensation expense	—	—	22,673			—	22,673
Balance March 31, 2024	117,000	11,700	746,998	5,639,629	(100,436)	(4,867,897)	1,429,994
Net income				126,251			126,251
Foreign currency adjustments					(1,313)		(1,313)
Dividends declared, $0.61 per share				(74,006)			(74,006)
Stock issued for employee benefit plans	262	26	(10,435)			20,352	9,943
Stock-based compensation expense	—	—	19,572			—	19,572
Balance June 30, 2024	117,262	$11,726	$756,135	$5,691,874	$(101,749)	$(4,847,545)	$1,510,441

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2022	116,323	$11,632	$743,288	$5,590,440	$(88,860)	$(4,903,078)	$1,353,422
Net income				114,891			114,891
Foreign currency adjustments					2,477		2,477
Dividends declared, $0.61 per share				(73,581)			(73,581)
Stock issued for employee benefit plans	430	44	(28,532)			28,113	(375)
Stock-based compensation expense	—	—	15,607			—	15,607
Repurchase of common stock	(316)	(32)				(31,021)	(31,053)
Balance March 31, 2023	116,437	11,644	730,363	5,631,750	(86,383)	(4,905,986)	1,381,388
Net income				97,316			97,316
Foreign currency adjustments					(6,536)		(6,536)
Dividends declared, $0.61 per share				(73,577)			(73,577)
Stock issued for employee benefit plans	228	22	(2,154)			17,338	15,206
Stock-based compensation expense	—	—	6,035			—	6,035
Repurchase of common stock	(330)	(33)				(31,692)	(31,725)
Balance June 30, 2023	116,335	$11,633	$734,244	$5,655,489	$(92,919)	$(4,920,340)	$1,388,107
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023(1)
OPERATING ACTIVITIES
Net income	$219,155	$212,207
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	48,932	50,355
Provision for credit losses	4,298	(8,397)
Stock-based compensation	42,245	21,642
Deferred income taxes	(13,392)	(21,825)
Excess tax benefit on stock-based compensation	(2,274)	(8,645)
Other operating activities	10,841	3,080
Changes in operating elements:
Receivables	(290,042)	501,210
Contract assets	(70,514)	69,662
Prepaid expenses and other	8,034	(23,834)
Right of use asset	(3,093)	28,728
Accounts payable and outstanding checks	122,404	(125,090)
Accrued compensation	(13,276)	(130,197)
Accrued transportation expense	63,389	(56,524)
Accrued income taxes	(60)	3,308
Other accrued liabilities	1,108	(9,611)
Lease liability	3,248	(26,663)
Other assets and liabilities	2,096	(30)
Net cash provided by operating activities	133,099	479,376

INVESTING ACTIVITIES
Purchases of property and equipment	(15,238)	(21,679)
Purchases and development of software	(26,573)	(29,622)
Net cash used for investing activities	(41,811)	(51,301)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	19,026	36,684
Stock tendered for payment of withholding taxes	(19,808)	(21,853)
Repurchase of common stock	—	(62,754)
Cash dividends	(147,283)	(146,195)
Proceeds from short-term borrowings	1,653,000	1,861,750
Payments on short-term borrowings	(1,625,000)	(2,099,750)
Net cash used for financing activities	(120,065)	(432,118)
Effect of exchange rates on cash and cash equivalents	(3,581)	(3,284)
Net change in cash and cash equivalents	(32,358)	(7,327)
Cash and cash equivalents, beginning of period	145,524	217,482
Cash and cash equivalents, end of period	$113,166	$210,155
_____________________________________________________
(1) The six months ended June 30, 2023 have been adjusted to conform to current year presentation.
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

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance, December 31, 2023	$1,188,813	$207,599	$77,188	$1,473,600
Foreign currency translation	(2,486)	(1,830)	(679)	(4,995)
Balance, June 30, 2024	$1,186,327	$205,769	$76,509	$1,468,605
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
In the second quarter of 2024, we identified qualitative and quantitative factors indicating that the fair value of our Europe Surface Transportation reporting unit may not exceed its carrying value requiring an interim Step One Analysis. As a result of our interim Step One Analysis, we determined that the fair value of our Europe Surface Transportation reporting unit exceeded its carrying value by less than 5 percent and its $29.2 million goodwill balance was not impaired.
Our interim Step One Analysis was completed using a combination of the market approach and a discounted cash flow analysis. The market approach was completed to determine the fair value of the Europe Surface Transportation business, excluding its proprietary technology platform, and was based upon available third-party offers to acquire the business at the measurement date. As the offers to acquire the business did not include the sale of a technology platform necessary to run the business, a discounted cash flow analysis was completed to determine the fair value of the Europe Surface Transportation proprietary technology platform. The computed fair value of the reporting unit exceeded its carrying value by less than 5 percent and therefore the judgments, key assumptions, and third-party offers to acquire the business are inherently sensitive inputs to our interim Step One Analysis. A negative change to the Europe Surface Transportation market could have negatively impacted the third-party offers to acquire the business used in our interim Step One Analysis although as noted in Note 14, Subsequent Events, the Company has entered into an agreement to sell the business excluding its proprietary technology platform. A change to the timing or cash outflows needed for a market participant to implement a comparable technology platform and changes to our computed discount rate are the primary factors that could reasonably be expected to negatively affect the fair value determined by our discounted cash flow analysis. We will continue to monitor any changes to the assumptions included in our discounted cash flow analysis in future periods as needed.
There were no changes in circumstances or events identified in the second quarter of 2024 indicating that an interim impairment analysis was required for any other reporting units as of June 30, 2024.
Identifiable intangible assets consisted of the following (in thousands):

	June 30, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$92,366	$(64,203)	$28,163	$93,499	$(58,437)	$35,062
Indefinite-lived intangibles
Trademarks	8,600	—	8,600	8,600	—	8,600
Total intangibles	$100,966	$(64,203)	$36,763	$102,099	$(58,437)	$43,662

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense	$3,303	$5,773	$6,616	$11,588
Finite-lived intangible assets, by reportable segment, as of June 30, 2024, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Remainder of 2024	$3,966	$1,473	$538	$5,977
2025	7,857	2,279	1,076	11,212
2026	7,857	372	736	8,965
2027	1,310	—	493	1,803
2028	—	—	206	206
Total				$28,163
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
We had no Level 3 assets or liabilities as of and during the periods ended June 30, 2024, and December 31, 2023. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	June 30, 2024	December 31, 2023	Maturity	June 30, 2024	December 31, 2023
Revolving credit facility	6.57%	6.45%	November 2027	$188,000	$160,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables Securitization Facility (1)	6.24%	6.25%	November 2025	499,667	499,542
Senior Notes (1)	4.20%	4.20%	April 2028	596,399	595,945
Total debt				1,609,066	1,580,487
Less: Current maturities and short-term borrowing				(188,000)	(160,000)
Long-term debt				$1,421,066	$1,420,487
____________________________________________
(1) Net of unamortized discounts and issuance costs.

SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the “Credit Agreement”) with a total availability of $1 billion, which may be reduced by standby letters of credit. The Credit Agreement has a maturity date of November 19, 2027. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month SOFR plus a specified margin). As of June 30, 2024, the variable rate equaled SOFR and a credit spread adjustment of 0.10 percent plus 1.13 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility ranging from 0.07 percent to 0.15 percent. The recorded amount of borrowings outstanding, if any, approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
The Credit Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including a maximum leverage ratio of 3.75 to 1.00. The Credit Agreement also contains customary events of default.
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes Series A, Senior Notes Series B, and Senior Notes Series C (collectively, the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $294.1 million on June 30, 2024. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering our own risk. If the Notes were recorded at fair value, they would be classified as a Level 2 financial liability. Senior Notes Series A matured in August 2023.
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

U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On November 19, 2021, we entered into a receivables purchase agreement and related transaction documents with Bank of America, N.A. and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of a portion of our U.S. trade accounts receivable with a total availability of $500 million as of June 30, 2024. The interest rate on borrowings under the Receivables Securitization Facility is based on SOFR plus a credit spread adjustment of 0.10 percent plus 0.80 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility of 0.20 percent.
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
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes (“Senior Notes”) through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $581.7 million as of June 30, 2024, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $596.4 million as of June 30, 2024.
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
In addition to the above financing agreements, we have a $20 million discretionary line of credit with U.S. Bank of which $16.9 million is utilized for standby letters of credit related to insurance collateral as of June 30, 2024. These standby letters of credit are renewed annually and were undrawn as of June 30, 2024.

NOTE 5. INCOME TAXES
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate is as follows below. The three and six months ended June 30, 2023, have been adjusted to conform to the current year presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.0	2.4	2.3	2.3
Share based payment awards	(0.5)	(1.0)	(0.7)	(3.5)
Foreign tax credits	(1.4)	(6.2)	(1.6)	(3.3)
Other U.S. tax credits and incentives	(5.0)	(3.9)	(6.2)	(3.9)
Foreign tax rate differential	2.7	0.6	1.8	(0.3)
Section 162(m) limitation on compensation	0.8	0.7	1.0	0.9
Other	(0.2)	1.3	0.3	0.9
Effective income tax rate	19.4%	14.9%	17.9%	14.1%
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
As of June 30, 2024, we have $21.6 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations, new information, or settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.3 million in the next 12 months due to the lapsing of statutes of limitations. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2019.
NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$1,082	$2,242	$2,164	$4,460
Stock awards	17,681	2,980	38,200	14,992
Company expense on ESPP discount	809	813	1,881	2,190
Total stock-based compensation expense	$19,572	$6,035	$42,245	$21,642
On May 5, 2022, our shareholders approved a 2022 Equity Incentive Plan (the “Plan”) and authorized an initial 4,261,884 shares for issuance of awards thereunder. The Plan allows us to grant certain stock awards, including stock options at fair market value, performance-based restricted stock units (“PSUs”) and shares, and time-based restricted stock units, to our key employees and non-employee directors. Shares subject to awards under the Plan or certain of our prior plans that expire or are canceled without delivery of shares or that are settled in cash generally become available again for issuance under the Plan. There were 2,734,585 shares available for stock awards under the Plan as of June 30, 2024.
Stock Options - We have awarded stock options to certain key employees that vest primarily based on their continued employment. The fair value of these options was established based on the market price on the date of grant calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates were the primary reasons for changes in the fair value. These grants are being expensed based on the terms of the awards. As of June 30, 2024, unrecognized compensation expense related to stock options was $2.2 million.

Stock Awards - We have awarded performance-based restricted shares, PSUs, and time-based restricted stock units. Nearly all of our awards contain restrictions on the awardees’ ability to sell or transfer vested awards for a specified period of time. The fair value of these awards is established based on the market price on the date of grant, discounted for any post-vesting holding restrictions. The discounts on outstanding grants with post-vesting holding restrictions vary from 11 percent to 23 percent and are calculated using the Black-Scholes option pricing model-protective put method. The duration of the restriction period to sell or transfer vested awards, changes in the measured stock price volatility and changes in interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.
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
As of June 30, 2024, there was unrecognized compensation expense of $211.1 million related to previously granted stock awards assuming maximum achievement is obtained on our PSUs. The amount of future expense to be recognized will be based on the passage of time and contingent upon obtaining certain targets mentioned above over their respective performance period.
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

Three Months Ended June 30, 2024
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
61,224	$4,586	$809

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

Reportable segment information is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended June 30, 2024
Total revenues	$2,989,909	$921,223	$572,216	$4,483,348
Income (loss) from operations	141,102	40,982	(3,994)	178,090
Depreciation and amortization	5,525	2,793	16,736	25,054
Total assets(1)	3,053,769	1,306,075	1,152,502	5,512,346
Average employee headcount	5,868	4,652	3,954	14,474

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended June 30, 2023
Total revenues	$3,079,268	$779,867	$562,721	$4,421,856
Income (loss) from operations	117,859	29,647	(14,883)	132,623
Depreciation and amortization	5,856	5,484	14,635	25,975
Total assets(1)	3,106,092	1,149,091	1,150,078	5,405,261
Average employee headcount	6,497	5,225	4,363	16,085
____________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Six Months Ended June 30, 2024
Total revenues	$5,990,222	$1,779,860	$1,125,577	$8,895,659
Income (loss) from operations	249,997	72,534	(17,308)	305,223
Depreciation and amortization	10,875	5,637	32,420	48,932
Total assets(1)	3,053,769	1,306,075	1,152,502	5,512,346
Average employee headcount	5,929	4,770	4,032	14,731

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Six Months Ended June 30, 2023
Total revenues	$6,383,455	$1,569,845	$1,080,226	$9,033,526
Income (loss) from operations	251,881	59,763	(17,988)	293,656
Depreciation and amortization	11,507	10,964	27,884	50,355
Total assets(1)	3,106,092	1,149,091	1,150,078	5,405,261
Average employee headcount	6,713	5,356	4,454	16,523
_________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.

NOTE 9. REVENUE FROM CONTRACTS WITH CUSTOMERS
A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments (in thousands):

	Three Months Ended June 30, 2024
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$2,989,909	$921,223	$210,798	$4,121,930
Sourcing(2)	—	—	361,418	361,418
Total revenues	$2,989,909	$921,223	$572,216	$4,483,348

	Three Months Ended June 30, 2023
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$3,079,268	$779,867	$225,692	$4,084,827
Sourcing(2)	—	—	337,029	337,029
Total revenues	$3,079,268	$779,867	$562,721	$4,421,856

	Six Months Ended June 30, 2024
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$5,990,222	$1,779,860	$434,436	$8,204,518
Sourcing(2)	—	—	691,141	691,141
Total revenues	$5,990,222	$1,779,860	$1,125,577	$8,895,659

	Six Months Ended June 30, 2023
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$6,383,455	$1,569,845	$459,492	$8,412,792
Sourcing(2)	—	—	620,734	620,734
Total revenues	$6,383,455	$1,569,845	$1,080,226	$9,033,526
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration and amounts are not due from our customers prior to the completion of our performance obligation and as such contract liabilities, as of June 30, 2024, and revenue recognized in the three and six months ended June 30, 2024, and 2023 resulting from contract liabilities, were not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon changes in transportation pricing and costs and shipments in-transit at period end.

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
We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of June 30, 2024.
Information regarding lease expense, remaining lease term, discount rate, and other select lease information are presented below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs	2024	2023	2024	2023
Operating lease expense(1)	$26,793	$24,773	$52,430	$49,426
Short-term lease expense	1,521	1,486	2,683	2,900
Total lease expense	$28,314	$26,259	$55,113	$52,326
___________________________
(1) Operating lease expense for the three and six months ended June 30, 2024, includes $3.9 million of restructuring charges related to rationalization of our facilities footprint including the early termination or abandonment of select office buildings under operating leases. Refer to Note 13, Restructuring, for further discussion related to our 2024 Restructuring Program.

	Six Months Ended June 30,
Other Lease Information	2024	2023
Operating cash flows from operating leases	$48,649	$47,360
Right-of-use lease assets obtained in exchange for new lease liabilities	46,526	14,204

Lease Term and Discount Rate	As of June 30, 2024	As of December 31, 2023
Weighted average remaining lease term (in years)	5.8	5.9
Weighted average discount rate	4.1%	3.9%

The maturities of lease liabilities as of June 30, 2024, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2024	$40,854
2025	90,514
2026	77,195
2027	61,100
2028	45,774
Thereafter	107,249
Total lease payments	422,686
Less: Interest	(48,999)
Present value of lease liabilities	$373,687
NOTE 11. ALLOWANCE FOR CREDIT LOSSES
Our allowance for credit losses is computed using a number of factors including our past credit loss experience and our customers' credit ratings, in addition to other customer-specific factors. We have also considered recent trends and developments related to the current macroeconomic environment in determining our ending allowance for credit losses for both accounts receivable and contract assets. The allowance for credit losses on contract assets was not significant as of June 30, 2024.
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below (in thousands):

Balance, December 31, 2023	$14,229
Provision	4,285
Write-offs	(1,669)
Balance, June 30, 2024	$16,845
Recoveries of amounts previously written off were not significant for the three and six months ended June 30, 2024.
NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' Investment on our condensed consolidated balance sheets. The recorded balance on June 30, 2024, and December 31, 2023, was $101.7 million and $80.9 million, respectively. The recorded balance on June 30, 2024, and December 31, 2023, is comprised solely of foreign currency adjustments, including foreign currency translation.
Other comprehensive loss was $1.3 million for the three months ended June 30, 2024, primarily driven by fluctuations in the Euro, Mexican Peso and Brazilian Real mostly offset by the Australian Dollar and Singapore Dollar. Other comprehensive loss was $6.5 million for the three months ended June 30, 2023, primarily driven by fluctuations in the Yuan and Singapore Dollar.
Other comprehensive loss was $20.8 million for the six months ended June 30, 2024, primarily driven by fluctuations in the Euro, Singapore Dollar, and Australian Dollar. Other comprehensive loss was $4.1 million for the six months ended June 30, 2023, primarily driven by fluctuations in the Singapore Dollar, Yuan, and Australian Dollar partially offset by the Euro.
NOTE 13: RESTRUCTURING
2024 Restructuring Program: In 2024, the Company began a restructuring program (the “2024 Restructuring Program”) to drive our enterprise strategy and reduce our cost structure. The 2024 Restructuring Program will be executed in phases, focusing on waste reduction, reprioritizing our product and technology teams on fewer strategic initiatives, driving synergies across our portfolio of services, and unifying the go to market strategy of our divisions.
The major initiatives of the first phase, which commenced in the first quarter of 2024, include: 1) optimizing our management hierarchy, which includes a reduction in workforce; and 2) reprioritizing the efforts of our product and technology teams, resulting in the impairment of certain internally developed software projects. We have realigned our product and technology teams on fewer strategic initiatives to accelerate the capabilities of our platform to deliver market-leading outcomes for our customers, carriers, and employees.
The primary initiatives of the second phase commenced in the second quarter of 2024. These initiatives include the rationalization of our facilities footprint including the consolidation, early termination, or abandonment of office buildings under operating leases. The 2024 Restructuring Program may also include other initiatives yet to be identified that will drive our enterprise strategy and improve our cost structure. We expect all activities under the 2024 Restructuring program to be completed by the end of 2024.
We recognized restructuring charges of $15.2 million in the second quarter of 2024 primarily related to workforce reductions and charges to reduce our facilities footprint including early termination or abandonment of office buildings under operating leases. Based upon the initiatives identified to date, we anticipate recognizing $30 million to $35 million of restructuring charges related to the 2024 Restructuring Program in 2024. The amount of restructuring charges we recognize, and the timing of recognition, will depend upon the nature and scope of initiatives we identify and our ability to enact changes to our real estate footprint under existing operating leases. We paid $10.7 million of cash related to the 2024 Restructuring Program in the six months ended June 30, 2024.
A summary of charges related to our 2024 Restructuring Program are presented below (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Severance(1)	$8,799	$16,213
Other personnel expenses(1)	670	1,198
Other selling, general, and administrative expenses(2)	5,740	10,709
Total	$15,209	$28,120
________________________________
(1) Amounts are included within personnel expenses in our condensed consolidated statements of operations and comprehensive income.
(2) Amounts are included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income. The charges recognized in the three months ended June 30, 2024, primarily resulted from the second phase of the 2024 Restructuring Program while the charges recognized in the six months ended June 30, 2024, also include initiatives under the first phase of the 2024 Restructuring Program as discussed above.

The following table summarizes restructuring charges by reportable segment (in thousands):

	Three Months Ended June 30, 2024
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$4,758	$2,203	$2,508	$9,469
Other selling, general, and administrative expenses	3,776	1,327	637	5,740

	Six Months Ended June 30, 2024
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$7,784	$5,395	$4,232	$17,411
Other selling, general, and administrative expenses	5,654	1,559	3,496	10,709

The following table summarizes activity related to our 2024 Restructuring Program and reserves included in our consolidated balance sheets (in thousands):

	Accrued Severance and Other Personnel Expenses	Accrued Other Selling, General, and Administrative Expenses	Total
Balance, December 31, 2023	$—	$—	$—
Restructuring charges	17,411	10,709	28,120
Cash payments	(10,300)	(394)	(10,694)
Settled non-cash	—	(10,030)	(10,030)
Accrual adjustments(1)	(449)	—	(449)
Balance, June 30, 2024	$6,662	$285	$6,947
________________________________
(1) Accrual adjustments primarily relate to changes in estimates for certain employee termination costs, including those settling for an amount different than originally estimated and foreign currency adjustments.
2022 Restructuring Program: In 2022, we announced organizational changes to support our enterprise strategy of accelerating our digital transformation and productivity initiatives. The initiatives under our 2022 Restructuring Program were completed in 2023. We paid $3.0 million of cash related to the 2022 Restructuring Program in the six months ended June 30, 2024. There is no further activity expected related to the 2022 Restructuring Program other than settling the remaining $0.7 million of accrued severance and other personnel expenses as of June 30, 2024.
A summary of charges related to our 2022 Restructuring Program are presented below (in thousands):

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
The following table summarizes activity related to our 2022 Restructuring Program and reserves included in our consolidated balance sheets (in thousands):

Accrued Severance and Other Personnel Expenses
Balance, December 31, 2023	$3,783
Restructuring charges	12
Cash payments	(2,970)
Accrual adjustments(1)	(173)
Balance, June 30, 2024	$652
________________________________
(1) Accrual adjustments primarily relate to changes in estimates for certain employee termination costs, including those settling for an amount different than originally estimated and foreign currency adjustments.
NOTE 14: SUBSEQUENT EVENTS
Subsequent to June 30, 2024, we entered into an agreement to sell our Europe Surface Transportation business. The sale is part of our enterprise strategy to drive focus on profitable growth in our four core modes—North American truckload and LTL and global ocean and air—as engines to ignite growth and create the most value for our stakeholders. The sale will include all assets and liabilities of the business other than our proprietary technology platform (the “disposal group”). The sale is expected to close in the fourth quarter of 2024, subject to certain customary conditions and regulatory approvals.
The Europe Surface Transportation disposal group will be presented as held for sale beginning in the third quarter of 2024 and adjusted to fair market value, less costs to sell, which will result in a loss on sale compared to carrying value in the third quarter of 2024. As of June 30, 2024, we had not committed to a plan to sell the business and significant uncertainty remained as to whether a sale would take place. The carrying value of the disposal group was approximately $115 million as of June 30, 2024, consisting primarily of $75 million of net operating working capital and $32 million of goodwill and other intangible assets.

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
OVERVIEW
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the original logistics leaders. Companies around the world look to us to reimagine supply chains, advance freight technology, and solve logistics challenges—from the simple to the most complex. Through our unmatched expertise, unrivaled scale, and tailored solutions, we ensure the seamless delivery of goods across industries and continents via truckload, less-than-truckload, ocean, air, and beyond. As a responsible global citizen, we make supply chains more sustainable and proudly contribute millions to the causes that matter most to our employees.
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

The reconciliation of gross profits to adjusted gross profits and gross profit margin to adjusted gross profit margin is presented below (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Revenues:
Transportation	$4,121,930		$4,084,827		$8,204,518		$8,412,792
Sourcing	361,418		337,029		691,141		620,734
Total revenues	4,483,348		4,421,856		8,895,659		9,033,526
Costs and expenses:
Purchased transportation and related services	3,470,383		3,453,560		6,925,379		7,124,591
Purchased products sourced for resale	325,556		302,800		625,142		557,799
Direct internally developed software amortization	10,883		8,749		21,105		16,066
Total direct costs	3,806,822		3,765,109		7,571,626		7,698,456
Gross profits / Gross profit margin	676,526	15.1%	656,747	14.9%	1,324,033	14.9%	1,335,070	14.8%
Plus: Direct internally developed software amortization	10,883		8,749		21,105		16,066
Adjusted gross profits / Adjusted gross profit margin	$687,409	15.3%	$665,496	15.1%	$1,345,138	15.1%	$1,351,136	15.0%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Total revenues	$4,483,348	$4,421,856	$8,895,659	$9,033,526
Income from operations	178,090	132,623	305,223	293,656
Operating margin	4.0%	3.0%	3.4%	3.3%

Adjusted gross profits	$687,409	$665,496	$1,345,138	$1,351,136
Income from operations	178,090	132,623	305,223	293,656
Adjusted operating margin	25.9%	19.9%	22.7%	21.7%
MARKET TRENDS
The North America surface transportation market remains largely unchanged from the first quarter of 2024. The market remains in a prolonged stage of oversupplied carrier capacity leading to continued soft market conditions. The seasonal impacts from the floral and produce season have created regional demand spikes at higher transportation rates slowing the pace of carriers exiting the market even further in the second quarter of 2024 than would be typical at this stage of the market cycle. Aside from these short-term seasonal impacts, shipper demand remains weak, which continues to suppress surface transportation rates at levels near the break-even cost to operate a truck. One of the metrics we use to measure market conditions is the truckload routing guide depth from our Managed Services business. Routing guide depth represents the average number of carriers contacted prior to acceptance when procuring a transportation provider. The average routing guide depth of tender increased each month within the second quarter of 2024 but remained low at 1.2, consistent with the first quarter of 2024 and in-line with the average routing guide depth experienced throughout 2023. The average routing guide depth in the second quarter of 2024 represents that on average, the first carrier in a shipper's routing guide is accepting the shipment most of the time, resulting in a limited number of shipments reaching the spot market.

The global forwarding market has continued to add carrier capacity in 2023 and into 2024. Despite new capacity entering the market, it hasn’t been sufficient to meet the growing demand due to the necessity of re-routing and longer transit times caused by the Red Sea conflict. In addition to the Red Sea conflict, there are increasing challenges related to container shortages and worsening port congestion impacting the market in certain parts of the world. At the same time, there are indications that shippers may be accelerating the timing of traditional peak season volume in light of these challenges, macroeconomic and geopolitical uncertainty, as well as the potential for labor issues at the U.S. East Coast ports, which are further straining available carrier capacity. Consequently, ocean freight rates have significantly increased in the second quarter of 2024 compared to the prior year. These ongoing global disruptions, coupled with the ongoing macroeconomic and geopolitical uncertainty, will likely continue to impact ocean freight pricing in the near term, although the extent of which remains uncertain. The challenges facing the ocean freight market are leading to increased ocean freight conversions to air freight, which, alongside elevated e-commerce demand out of North Asia, have tightened air freight capacity, and led to sharp increases in the cost of air freight in certain trade lanes.
BUSINESS TRENDS
Our second quarter of 2024 surface transportation results continued to be impacted by the prevailing soft market conditions discussed in the market trends section. These conditions led to most shipments moving under committed pricing agreements and suppressed freight rates for the limited number of shipments reaching the spot market and negatively impacted our surface transportation total revenues. Despite these challenging market conditions, we were able to improve our adjusted gross profits per transaction in the second quarter of 2024 compared to the same period in 2023 as a result of disciplined pricing and capacity procurement efforts leading to better adjusted gross profits per transaction within our transactional portfolio. Industry freight volumes decreased in the second quarter of 2024 compared to the same period of 2023. Despite these challenging market conditions, our combined North American Surface Transportation (“NAST”) truckload and less than truckload (“LTL”) volumes increased by 1.5 percent during the second quarter of 2024 compared to the second quarter of 2023. Our average truckload linehaul cost per mile, excluding fuel surcharges, decreased approximately 3.5 percent during the second quarter of 2024. Our average truckload linehaul rate charged to our customers, excluding fuel surcharges, decreased approximately 2.0 percent during the second quarter of 2024.
Our second quarter of 2024 global forwarding results were significantly impacted by the global disruptions and challenges discussed in the market trends section. We experienced elevated purchased transportation costs for ocean freight in the second quarter of 2024, which resulted in growth in both ocean total revenues and cost of purchased transportation compared to the second quarter of 2023. We experienced a 4.0 percent increase in ocean freight volumes. We also experienced an 11.0 percent increase in air freight tonnage, driven by ocean freight conversions in many trade lanes. These ocean freight conversions were driven by the disruptions affecting the market, which, coupled with increased e-commerce demand out of North Asia, has continued to increase the cost of air freight, and led to lower adjusted gross profit per metric ton.
Subsequent to June 30, 2024, we entered into an agreement to sell our Europe Surface Transportation business. The sale will include all assets and liabilities of the business other than our proprietary technology platform. The assets and liabilities of the Europe Surface Transportation disposal group will be presented as held for sale beginning in the third quarter of 2024 and adjusted to fair market value, less costs to sell, which will result in a loss on sale compared to carrying value in the third quarter of 2024.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select second quarter 2024 year-over-year operating comparisons to the second quarter 2023:
•Total revenues increased 1.4 percent to $4.5 billion, primarily driven by higher pricing in our ocean services, partially offset by lower pricing in our truckload services.
•Gross profits increased 3.0 percent to $676.5 million. Adjusted gross profits increased 3.3 percent to $687.4 million, primarily driven by higher adjusted gross profit per transaction in truckload and LTL services.
•Personnel expenses decreased 4.3 percent to $361.2 million, primarily due to cost optimization efforts and lower average employee headcount, which decreased 10.0 percent.
•Other selling, general, and administrative (“SG&A”) expenses decreased 4.8 percent to $148.1 million with reductions across several expense categories.
•Income from operations increased 34.3 percent to $178.1 million, due to the increase in adjusted gross profits and decrease in operating expenses.
•Adjusted operating margin of 25.9 percent increased 600 basis points.

•Interest and other income/expense, net totaled $21.5 million of expense, consisting primarily of $22.9 million of interest expense, which decreased $0.3 million compared to last year, due to a lower average debt balance, and a $0.5 million net gain from foreign currency revaluation and realized foreign currency gains and losses, compared to a $3.5 million net gain in the prior year.
•The effective tax rate in the quarter was 19.4 percent compared to 14.9 percent in the second quarter last year.
•Net income totaled $126.3 million, an increase of 29.7 percent from a year ago.
•Diluted earnings per share (EPS) increased 29.6 percent to $1.05.
•Cash flow from operations decreased $346.3 million in the six months ended June 30, 2024, primarily driven by an increase in net operating working capital.
CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change
Revenues:
Transportation	$4,121,930	$4,084,827	0.9%	$8,204,518	$8,412,792	(2.5)%
Sourcing	361,418	337,029	7.2%	691,141	620,734	11.3%
Total revenues	4,483,348	4,421,856	1.4%	8,895,659	9,033,526	(1.5)%
Costs and expenses:
Purchased transportation and related services	3,470,383	3,453,560	0.5%	6,925,379	7,124,591	(2.8)%
Purchased products sourced for resale	325,556	302,800	7.5%	625,142	557,799	12.1%
Personnel expenses	361,222	377,277	(4.3)%	740,309	760,383	(2.6)%
Other selling, general, and administrative expenses	148,097	155,596	(4.8)%	299,606	297,097	0.8%
Total costs and expenses	4,305,258	4,289,233	0.4%	8,590,436	8,739,870	(1.7)%
Income from operations	178,090	132,623	34.3%	305,223	293,656	3.9%
Interest and other income/expense, net	(21,525)	(18,259)	17.9%	(38,305)	(46,524)	(17.7)%
Income before provision for income taxes	156,565	114,364	36.9%	266,918	247,132	8.0%
Provision for income taxes	30,314	17,048	77.8%	47,763	34,925	36.8%
Net income	$126,251	$97,316	29.7%	$219,155	$212,207	3.3%

Diluted net income per share	$1.05	$0.81	29.6%	$1.83	$1.77	3.4%

Average employee headcount	14,474	16,085	(10.0)%	14,731	16,523	(10.8)%

Adjusted gross profit margin percentage(1)
Transportation	15.8%	15.5%	30 bps	15.6%	15.3%	30 bps
Sourcing	9.9%	10.2%	(30 bps)	9.5%	10.1%	(60 bps)
Total adjusted gross profit margin	15.3%	15.1%	20 bps	15.1%	15.0%	10 bps
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.

A reconciliation of our reportable segments to our consolidated results can be found in Note 8, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.

Consolidated Results of Operations—Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023
Total revenues and direct costs. Total transportation revenues and direct costs increased primarily due to increased pricing and purchased transportation costs in ocean services. This increase was partially offset by lower pricing and purchased transportation costs in truckload services compared to the prior year. The global forwarding market continued to be impacted by re-routing and longer transit times caused by the Red Sea conflict and experienced increasing challenges in the second quarter of 2024 related to container shortages and worsening port congestion in certain parts of the world. These challenges combined with improving demand have significantly increased ocean freight rates in the second quarter of 2024 compared to the prior year. The lower pricing and purchased transportation costs in truckload services continue to be driven by the ongoing soft market conditions as the market remains in a prolonged stage of oversupplied carrier capacity as discussed in the market and business trends section above. Our sourcing total revenue and direct costs increased, driven by higher average pricing with retail customers and increased case volume with foodservice customers.
Gross profits and adjusted gross profits. Our transportation adjusted gross profits increased driven by higher adjusted gross profits per transaction in truckload and LTL services, and to a lesser extent, higher adjusted gross profit per shipment and increased volume in ocean services. The increased adjusted gross profit per transaction in truckload and LTL services was driven by improved execution and disciplined pricing and capacity procurement efforts within our transactional portfolio during the second quarter of 2024 compared to the prior year. Despite the challenging surface transportation market conditions, our combined NAST truckload and LTL volumes increased by 1.5 percent during the second quarter of 2024 compared to the second quarter of 2023. Sourcing adjusted gross profits increased, driven by integrated supply chain solutions for retail and foodservice customers.
Operating expenses. Personnel expenses decreased primarily driven by cost optimization efforts, including lower average employee headcount. These reductions were partially offset by an increase in variable compensation including stock-based compensation expense as the prior year period included an accrual reversal related to certain performance-based awards. Other SG&A expenses decreased due to reductions in several expense categories.
In addition to the above, our personnel expenses for the second quarter of 2024 included $9.5 million of severance and related personnel expenses. We also incurred $5.7 million of restructuring related other SG&A expenses in the second quarter of 2024. These expenses were both associated with our 2024 Restructuring Program. Our personnel expenses for the second quarter of 2023 included $13.1 million of severance and related personnel expenses. We also incurred $1.0 million of restructuring related other SG&A expenses in the second quarter of 2023. These expenses were both associated with our 2022 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2024 and 2022 Restructuring Programs.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $22.9 million. Interest expense decreased $0.3 million during the second quarter of 2024, due to a lower average debt balance. The current year included a $0.5 million net gain from foreign currency revaluation and realized foreign currency gains and losses, compared to a $3.5 million net gain in the prior year. The second quarter of 2023 also included a $2.1 million foreign currency loss related to our operations in Argentina that were divested in the prior year.
Provision for income taxes. Our effective income tax rate was 19.4 percent for the second quarter of 2024 compared to 14.9 percent for the second quarter of 2023. The effective income tax rate for the second quarter of 2024 was lower than the statutory federal income tax rate primarily due to the tax impact of U.S. tax credits and incentives, which reduced the effective tax rate by 5.0 percentage points. These impacts were partially offset by a higher tax rate on foreign earnings, which increased the effective income tax rate by 2.7 percentage points during the second quarter of 2024. The effective income tax rate for the second quarter of 2023 was lower than the statutory federal income tax rate primarily due to foreign tax credits, which decreased the effective income tax rate by 6.2 percentage points, and U.S. tax credits and incentives, which decreased the effective income tax rate by 3.9 percentage points. These impacts were partially offset by a higher tax rate on state income taxes, net of federal benefit, which increased the effective income tax rate by 2.4 percentage points during the second quarter of 2023.

Consolidated Results of Operations—Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023
Total revenues and direct costs. Total transportation revenues and direct costs decreased driven by lower pricing and purchased transportation costs in truckload services, partially offset by higher pricing and purchased transportation costs in ocean services in addition to volume increases in all of our global forwarding transportation services. The decline in truckload pricing and purchased transportation costs has been driven by the ongoing surface transportation soft market conditions as the market has remained in a prolonged stage of oversupplied carrier capacity during the six months ended June 30, 2024. The higher pricing and purchased transportation costs in ocean services were driven by the ongoing disruptions, including the Red Sea conflict, which have significantly impacted carrier capacity and resulted in increased ocean freight rates in the six months ended June 30, 2024. Our sourcing total revenue and direct costs increased driven by higher average pricing with retail customers and increased case volume with foodservice customers.
Gross profits and adjusted gross profits. Our transportation adjusted gross profits decreased due to lower adjusted gross profit per transaction in truckload and air services. These decreases were partially offset by increased ocean shipments and higher adjusted gross profit per transaction and increased volume in LTL services. The lower adjusted gross profit per transaction in truckload was driven by the continued soft market conditions in the surface transportation market which have suppressed freight rates in the six months ended June 30, 2024. Ocean shipments increased driven by the improving demand for ocean freight compared to the weak demand experienced in the prior year. Sourcing adjusted gross profits increased driven by an increase in integrated supply chain solutions for retail customers and foodservice customers.
Operating expenses. Personnel expenses decreased primarily due to cost optimization efforts including lower average employee headcount, primarily offset by higher variable compensation including stock-based compensation expense as the prior year period included an accrual reversal related to certain performance-based awards. Other SG&A expenses increased primarily due to a higher provision for credit losses as the prior year benefited from a reduction to the allowance for credit losses.
In addition to the above, our personnel expenses for the six months ended June 30, 2024, included $17.4 million of severance and related personnel expenses. We also incurred $10.7 million of restructuring related other SG&A expenses in the six months ended June 30, 2024. These expenses were both associated with our 2024 Restructuring Program. Our personnel expenses for the six months ended June 30, 2023, included $16.7 million of severance and related personnel expenses. We also incurred $1.1 million of restructuring related other SG&A expenses in the six months ended June 30, 2023. These expenses were both associated with our 2022 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2024 and 2022 Restructuring Programs.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $45.0 million, which decreased $1.8 million driven by lower average debt balances compared to the prior year. The six months ended June 30, 2024, included a net $4.4 million favorable impact from foreign currency revaluation and realized foreign currency gains and losses. The prior year included a net $6.0 million unfavorable impact from foreign currency revaluation and realized foreign currency gains and losses primarily due to the impacts on intercompany assets and liabilities. The six months ended June 30, 2023, also included a $3.8 million foreign currency loss related to our operations in Argentina that were divested in the prior year.
Provision for income taxes. Our effective income tax rate was 17.9 percent for the six months ended June 30, 2024, and 14.1 percent for the six months ended June 30, 2023. The effective income tax rate for the six months ended June 30, 2024, was lower than the statutory federal income tax rate primarily due to the tax impact of U.S. tax credits and incentives which reduced the effective tax rate by 6.2 percentage points. These impacts were partially offset by state income tax expense, net of federal benefit, and a higher tax rate on foreign earnings, which increased the effective income tax rate by 2.3 percentage points and 1.8 percentage points, respectively. The effective income tax rate for the six months ended June 30, 2023 was lower than the statutory federal income tax rate primarily due to U.S. tax credits and incentives, the tax impact of share-based payment awards, and the impact of foreign tax credits, which reduced the effective tax rate by 3.9 percentage points, 3.5 percentage points, and 3.3 percentage points, respectively. These impacts were partially offset by state income tax expense, net of federal benefit, which increased the effective income tax rate by 2.3 percentage points.

NAST Segment Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% change	2024	2023	% change
Total revenues	$2,989,909	$3,079,268	(2.9)%	$5,990,222	$6,383,455	(6.2)%
Costs and expenses:
Purchased transportation and related services	2,570,252	2,678,736	(4.0)%	5,173,455	5,556,268	(6.9)%
Personnel expenses	170,363	163,289	4.3%	345,988	339,301	2.0%
Other selling, general, and administrative expenses	108,192	119,384	(9.4)%	220,782	236,005	(6.5)%
Total costs and expenses	2,848,807	2,961,409	(3.8)%	5,740,225	6,131,574	(6.4)%
Income from operations	$141,102	$117,859	19.7%	$249,997	$251,881	(0.7)%

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change
Average employee headcount	5,868	6,497	(9.7)%	5,929	6,713	(11.7)%
Service line volume statistics
Truckload			1.5%			0.5%
LTL			1.5%			2.0%

Adjusted gross profits(1)
Truckload	$254,846	$236,094	7.9%	$490,555	$497,613	(1.4)%
LTL	144,179	135,427	6.5%	283,638	272,505	4.1%
Other	20,632	29,011	(28.9)%	42,574	57,069	(25.4)%
Total adjusted gross profits	$419,657	$400,532	4.8%	$816,767	$827,187	(1.3)%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023
Total revenues and direct costs. NAST total revenues and direct costs decreased primarily due to lower pricing and purchased transportation costs in truckload services. The lower pricing and purchased transportation costs in truckload services continue to be driven by the ongoing soft market conditions as the market remains in a prolonged stage of oversupplied carrier capacity as discussed in the market and business trends section above. Partially offsetting these declines were higher pricing and purchased transportation costs in LTL services and volume increases in both LTL and truckload services.
Gross profits and adjusted gross profits. NAST adjusted gross profits increased due to higher adjusted gross profit per transaction and an increase in volume in truckload and LTL services. The higher adjusted gross profit per transaction was driven by improved execution and disciplined pricing and capacity procurement efforts within our transactional portfolio. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, decreased approximately 2.0 percent in the second quarter of 2024 compared to the second quarter of 2023. Our truckload linehaul cost per mile, excluding fuel surcharges, decreased approximately 3.5 percent in the second quarter of 2024 compared to the second quarter of 2023. NAST other adjusted gross profits decreased, primarily driven by a decline in warehousing and intermodal adjusted gross profits.
Operating expenses. NAST personnel expenses increased driven by an increase in variable compensation, including stock-based compensation expense as the prior year period included an accrual reversal related to certain performance-based awards. This was partially offset by cost optimization efforts, including lower average employee headcount. NAST other SG&A expenses decreased primarily due to lower allocated corporate expenses.

In addition to the above, NAST personnel expenses in the second quarter of 2024 included $4.8 million of severance and related personnel expenses. We also incurred $3.8 million of restructuring related other SG&A expenses in the second quarter of 2024. These expenses were both associated with our 2024 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2024 Restructuring Program.
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
Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023
Total revenues and direct costs. NAST total revenues and direct costs decreased driven by lower pricing and purchased transportation costs in truckload services. The decline in truckload pricing and purchased transportation costs has been driven by the ongoing surface transportation soft market conditions as the market remained in a prolonged stage of oversupplied carrier capacity during the six months ended June 30, 2024. Partially offsetting this decline was an increase in volumes for both truckload and LTL services.
Gross profits and adjusted gross profits. NAST adjusted gross profits decreased primarily due to lower adjusted gross profit per transaction in truckload services. The lower adjusted gross profit per transaction was driven by the continued soft market conditions in the surface transportation market which have suppressed freight rates in the six months ended June 30, 2024. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, decreased approximately 5.0 percent. Our truckload linehaul cost per mile, excluding fuel surcharges, decreased approximately 5.5 percent. The decrease in truckload adjusted gross profits was partially offset by an increase in LTL volumes. NAST other adjusted gross profits decreased, primarily driven by a decline in warehousing and intermodal adjusted gross profits.
Operating expenses. NAST personnel expense increased driven by an increase in variable compensation, including stock-based compensation expense as the prior year period included an accrual reversal related to certain performance-based awards. This was partially offset by cost optimization efforts, including lower average employee headcount. NAST other SG&A expenses decreased primarily due to lower allocated corporate expenses.
In addition to the above, NAST personnel expenses in the six months ended June 30, 2024, included $7.8 million of severance and related personnel expenses. We also incurred $5.7 million of restructuring related other SG&A expenses in the six months ended June 30, 2024. These expenses were both associated with our 2024 Restructuring Program. Personnel expenses for the six months ended June 30, 2023, included $1.2 million of severance and related personnel expenses associated with our 2022 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2024 and 2022 Restructuring Programs.

Global Forwarding Segment Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% change	2024	2023	% change
Total revenues	$921,223	$779,867	18.1%	$1,779,860	$1,569,845	13.4%
Costs and expenses:
Purchased transportation and related services	737,156	600,636	22.7%	1,415,748	1,212,695	16.7%
Personnel expenses	90,195	92,937	(3.0)%	186,658	185,200	0.8%
Other selling, general, and administrative expenses	52,890	56,647	(6.6)%	104,920	112,187	(6.5)%
Total costs and expenses	880,241	750,220	17.3%	1,707,326	1,510,082	13.1%
Income from operations	$40,982	$29,647	38.2%	$72,534	$59,763	21.4%

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change
Average employee headcount	4,652	5,225	(11.0)%	4,770	5,356	(10.9)%
Service line volume statistics
Ocean			4.0%			5.5%
Air			11.0%			16.5%
Customs			6.0%			7.0%

Adjusted gross profits(1)
Ocean	$116,635	$107,423	8.6%	$229,485	$217,544	5.5%
Air	30,483	33,479	(8.9)%	60,647	64,381	(5.8)%
Customs	26,652	25,128	6.1%	52,749	48,462	8.8%
Other	10,297	13,201	(22.0)%	21,231	26,763	(20.7)%
Total adjusted gross profits	$184,067	$179,231	2.7%	$364,112	$357,150	1.9%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023
Total revenues and direct costs. Global Forwarding total revenues and direct costs increased driven by higher pricing and purchased transportation costs and increased volume in ocean services compared to the prior year. The global forwarding market continued to be impacted by re-routing and longer transit times caused by the Red Sea conflict and experienced increasing challenges in the second quarter of 2024 related to container shortages and worsening port congestion in certain parts of the world. These challenges combined with improving demand have significantly increased ocean freight rates in the second quarter of 2024 compared to the prior year. In addition, the disruptions facing the global forwarding market have resulted in an increase in air freight tonnage, driven by ocean freight conversions in many trade lanes. These ocean freight conversions coupled with increased e-commerce demand out of North Asia have led to sharp increases to the price and cost of air freight in certain trade lanes compared to the prior year.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits increased driven by higher adjusted gross profit per shipment and increased volume in ocean services driven by the challenges facing the global forwarding market resulting in higher pricing. Air freight adjusted gross profits decreased due to lower adjusted gross profits per metric ton shipped driven by the sharp increase to the cost of air freight in the second quarter of 2024. This decrease was partially offset by an increase in metric tons shipped. Customs adjusted gross profits increased driven by an increase in transaction volumes.
Operating expenses. Personnel expenses decreased primarily due to cost optimization efforts, including lower average employee headcount. This decrease was partially offset by an increase in variable compensation, including stock-based compensation expense as the prior year period included an accrual reversal related to certain performance-based awards. Global Forwarding other SG&A expenses decreased driven by lower allocated corporate expenses.

In addition to the above, Global Forwarding personnel expenses for the second quarter of 2024 included $2.2 million of severance and related personnel expenses. We also incurred $1.3 million of restructuring related other SG&A expenses in the second quarter of 2024. These expenses were both associated with our 2024 Restructuring Program. Personnel expenses for the second quarter of 2023 included $0.7 million of severance and related personnel expenses associated with our 2022 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2024 and 2022 Restructuring Programs.
Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023
Total revenues and direct costs. Global Forwarding total revenues and direct costs increased driven by higher pricing and purchased transportation costs in ocean services in addition to volume increases in all of our global forwarding transportation services. The higher pricing and purchased transportation costs in ocean services were driven by the ongoing disruptions, including the Red Sea conflict, which have significantly impacted carrier capacity and resulted in increased ocean freight rates in the six months ended June 30, 2024. In addition, the disruptions facing the global forwarding market have resulted in an increase in air freight tonnage, driven by ocean freight conversions in many trade lanes. These ocean freight conversions coupled with increased e-commerce demand out of North Asia have led to sharp increases to the cost of air freight in certain trade lanes compared to the prior year.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits increased driven by increased ocean shipments due to improving demand for ocean freight compared to the weak demand experienced in the prior year. Air freight adjusted gross profits decreased due to lower adjusted gross profits per metric ton shipped, which was partially offset by an increase in metric tons shipped. The lower adjusted gross profit per metric ton shipped was driven by sharp increases to the cost of air freight in certain trade lanes compared to the prior year discussed above. Customs adjusted gross profits increased driven by an increase in transaction volume.
Operating expenses. Personnel expenses increased primarily due to increased variable compensation reflecting the improved results relative to the prior year. This increase was partially offset by cost optimization efforts, including lower average employee headcount. Other SG&A expenses decreased driven by lower allocated corporate expenses and the completion of amortization of intangible assets related to a previously completed acquisition. These decreases were partially offset by a higher provision for credit losses as the prior year benefited from a reduction to the allowance for credit losses.
In addition to the above, Global Forwarding personnel expenses for the six months ended June 30, 2024, included $5.4 million of severance and related personnel expenses. We also incurred $1.6 million of restructuring related other SG&A expenses in 2024. These expenses were both associated with our 2024 Restructuring Program. Personnel expenses for the six months ended June 30, 2023, included $2.2 million of severance and related personnel expenses associated with our 2022 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2024 and 2022 Restructuring Programs.
All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Services segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% change	2024	2023	% change
Total revenues	$572,216	$562,721	1.7%	$1,125,577	$1,080,226	4.2%
Income (loss) from operations	(3,994)	(14,883)	(73.2)%	(17,308)	(17,988)	(3.8)%

Adjusted gross profits(1)
Robinson Fresh	39,883	37,895	5.2%	73,619	69,040	6.6%
Managed Services	28,752	28,953	(0.7)%	57,688	57,923	(0.4)%
Other Surface Transportation	15,050	18,885	(20.3)%	32,952	39,836	(17.3)%
Total adjusted gross profits	$83,685	$85,733	(2.4)%	$164,259	$166,799	(1.5)%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.

Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023
Total revenues and direct costs. Total revenues and direct costs increased driven by higher average pricing with retail customers and increased case volume with foodservice customers in our Robinson Fresh business. This increase was partially offset by a decline in our European truckload total revenues within our Other Surface Transportation business.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased due to an increase in integrated supply chain solutions for retail and foodservice customers. Managed Services adjusted gross profits were essentially flat with the prior year. Other Surface Transportation adjusted gross profits decreased due to a decrease in adjusted gross profits per transaction in European truckload and a decrease in European truckload volumes.
Restructuring expenses. Personnel expenses in the second quarter of 2024 included $2.5 million of severance and related personnel expenses. We also incurred $0.6 million of restructuring related other SG&A expenses in the second quarter of 2024. These expenses were both associated with our 2024 Restructuring Program. Personnel expenses in the second quarter of 2023 included $12.1 million of severance and related personnel expenses. We also incurred $1.0 million of restructuring related other SG&A expenses in the second quarter of 2023. These expenses were both associated with our 2022 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2024 and 2022 Restructuring Programs.
Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023
Total revenues and direct costs. Total revenues and direct costs increased driven by higher average pricing with retail customers and increased case volume with foodservice customers in our Robinson Fresh business. This increase was partially offset by a decline in our European truckload total revenues within our Other Surface Transportation business.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased due to an increase in integrated supply chain solutions for retail and foodservice customers. Managed Services adjusted gross profits were essentially flat with the prior year. Other Surface Transportation adjusted gross profits decreased primarily due to a decrease in adjusted gross profits per transaction in European truckload.
Restructuring expenses. Personnel expenses in the six months ended June 30, 2024 included $4.2 million of severance and related personnel expenses. We also incurred $3.5 million of restructuring related other SG&A expenses in the six months ended June 30, 2024. These expenses were both associated with our 2024 Restructuring Program. Personnel expenses in the six months ended June 30, 2023 included $13.3 million of severance and related personnel expenses. We also incurred $1.0 million of restructuring related other SG&A expenses in the six months ended June 30, 2023. These expenses were both associated with our 2022 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2024 and 2022 Restructuring Programs.
LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (in thousands):

Description	Carrying Value as of June 30, 2024	Borrowing Capacity	Maturity
Revolving credit facility	$188,000	$1,000,000	November 2027
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables Securitization Facility (1)	499,667	500,000	November 2025
Senior Notes (1)	596,399	600,000	April 2028
Total debt	$1,609,066	$2,425,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.
We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, share repurchases or other investments.
Cash and cash equivalents totaled $113.2 million as of June 30, 2024, and $145.5 million as of December 31, 2023. Cash and cash equivalents held outside the United States totaled $108.2 million as of June 30, 2024, and $142.8 million as of December 31, 2023.

We prioritize our investments to grow our market share and expand globally in key industries, trade lanes, and geographies, and to digitize our customer, carrier, and internal tools to support our organic growth. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Six Months Ended June 30,
	2024	2023	% change
Sources (uses) of cash:
Cash provided by operating activities	$133,099	$479,376	(72.2)%

Capital expenditures	(41,811)	(51,301)
Cash used for investing activities	(41,811)	(51,301)	(18.5)%

Repurchase of common stock	—	(62,754)
Cash dividends	(147,283)	(146,195)
Net borrowing (payments) on debt	28,000	(238,000)
Other financing activities	(782)	14,831
Cash used for financing activities	(120,065)	(432,118)	(72.2)%
Effect of exchange rates on cash and cash equivalents	(3,581)	(3,284)
Net change in cash and cash equivalents	$(32,358)	$(7,327)
Cash flow from operating activities. Our operating cash flows benefited in the prior year from declining freight rates in ocean and truckload services, which resulted in a decrease in net operating working capital and drove strong operating cash flow. In the current year, freight rates in ocean services have increased resulting in an increase in net operating working capital driving a decline in operating cash flows in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. We continue to closely monitor credit and collections activities and the quality of our accounts receivable balance to minimize risk as well as work with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.
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
Cash used for financing activities. Net borrowing on debt in the six months ended June 30, 2024, were to fund our working capital needs. Net repayments on debt in the six months ended June 30, 2023, were primarily to reduce the current portion of our debt outstanding. No shares were repurchased in the six months ended June 30, 2024. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions. Over the long term, we remain committed to our quarterly dividend and share repurchases to enhance shareholder value. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. We may seek to retire or purchase our outstanding Senior Notes through open market cash purchases, privately negotiated transactions or otherwise.
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
As of June 30, 2024, we were in compliance with all of the covenants under our debt agreements.
Recently Issued Accounting Pronouncements
Refer to Note 1, Basis of Presentation, contained in this Quarterly Report and in the company's 2023 Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the company's 2023 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of June 30, 2024, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the company’s 2023 Annual Report on Form 10-K for a discussion on the company’s market risk. As of June 30, 2024, there were no material changes in market risk from those disclosed in the company’s 2023 Annual Report on Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
(b) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about company purchases of common stock during the quarter ended June 30, 2024:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2024 - April 30, 2024	14,664	$73.77	—	6,763,445
May 1, 2024 - May 31, 2024	12,415	80.66	—	6,763,445
June 1, 2024 - June 30, 2024	17,963	88.79	—	6,763,445
Second Quarter 2024	45,042	$81.66	—	6,763,445
________________________________
(1) The total number of shares purchased based on trade date includes: (i) no shares of common stock purchased under the authorization described below; and (ii) 45,042 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(2) In December 2021, the Board of Directors increased the number of shares authorized for repurchase by 20,000,000 shares. As of June 30, 2024, there were 6,763,445 shares remaining for future repurchases. Repurchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this Quarterly Report:

10.1	Form of C.H. Robinson Executive Separation and Change in Control Plan and Summary Plan Description For Eligible U.S. Employees

10.2	Employment offer letter agreement with Damon Lee fully executed on June 4, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 6, 2024).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended June 30, 2024 formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the company for the period ended June 30, 2024 formatted in Inline XBRL (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2024.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ David P. Bozeman
David P. Bozeman
Chief Executive Officer

By:	/s/ Michael P. Zechmeister
Michael P. Zechmeister
Chief Financial Officer