Form 10-Q
period 2024-09-30
C. H. ROBINSON WORLDWIDE, INC.
filed 2024-11-01
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2024, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 118,205,199.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$131,704	$145,524
Receivables, net of allowance for credit loss of $14,973 and $14,229	2,630,350	2,381,963
Contract assets, net of allowance for credit loss	273,251	189,900
Prepaid expenses and other	137,871	163,307
Assets held for sale	165,810	—
Total current assets	3,338,986	2,880,694
Property and equipment, net of accumulated depreciation and amortization	132,632	144,718
Goodwill	1,446,695	1,473,600
Other intangible assets, net of accumulated amortization	30,987	43,662
Right-of-use lease assets	333,936	353,890
Deferred tax assets	220,738	214,619
Other assets	109,381	114,097
Total assets	$5,613,355	$5,225,280

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,325,874	$1,303,951
Outstanding checks	46,933	66,383
Accrued expenses:
Compensation	165,163	135,104
Transportation expense	212,608	147,921
Income taxes	7,178	4,748
Other accrued liabilities	161,870	159,435
Current lease liabilities	74,538	74,451
Current portion of debt	150,000	160,000
Liabilities held for sale	96,673	—
Total current liabilities	2,240,837	2,051,993

Long-term debt	1,411,356	1,420,487
Noncurrent lease liabilities	281,015	297,563
Noncurrent income taxes payable	24,215	21,289
Deferred tax liabilities	11,714	13,177
Other long-term liabilities	4,152	2,074
Total liabilities	3,973,289	3,806,583
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,199 and 179,204 shares issued, 118,083 and 116,768 outstanding	11,808	11,677
Additional paid-in capital	771,485	754,093
Retained earnings	5,713,207	5,620,790
Accumulated other comprehensive loss	(72,255)	(80,946)
Treasury stock at cost (61,116 and 62,436 shares)	(4,784,179)	(4,886,917)
Total stockholders’ investment	1,640,066	1,418,697
Total liabilities and stockholders’ investment	$5,613,355	$5,225,280
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Transportation	$4,278,300	$4,029,407	$12,482,818	$12,442,199
Sourcing	366,341	311,623	1,057,482	932,357
Total revenues	4,644,641	4,341,030	13,540,300	13,374,556
Costs and expenses:
Purchased transportation and related services	3,575,983	3,421,960	10,501,362	10,546,551
Purchased products sourced for resale	333,405	284,221	958,547	842,020
Personnel expenses	361,559	343,532	1,101,868	1,103,915
Other selling, general, and administrative expenses	193,575	177,795	493,181	474,892
Total costs and expenses	4,464,522	4,227,508	13,054,958	12,967,378
Income from operations	180,119	113,522	485,342	407,178
Interest and other income/expense, net	(36,282)	(20,748)	(74,587)	(67,272)
Income before provision for income taxes	143,837	92,774	410,755	339,906
Provision for income taxes	46,608	10,825	94,371	45,750
Net income	97,229	81,949	316,384	294,156
Other comprehensive income (loss)	29,494	(14,891)	8,691	(18,950)
Comprehensive income	$126,723	$67,058	$325,075	$275,206

Basic net income per share	$0.81	$0.69	$2.65	$2.48
Diluted net income per share	$0.80	$0.68	$2.63	$2.46

Basic weighted average shares outstanding	119,860	118,464	119,542	118,532
Dilutive effect of outstanding stock awards	1,319	1,287	613	1,230
Diluted weighted average shares outstanding	121,179	119,751	120,155	119,762
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2023	116,768	$11,677	$754,093	$5,620,790	$(80,946)	$(4,886,917)	$1,418,697
Net income				92,904			92,904
Foreign currency adjustments					(19,490)		(19,490)
Dividends declared, $0.61 per share				(74,065)			(74,065)
Stock issued for employee benefit plans	232	23	(29,768)			19,020	(10,725)
Stock-based compensation expense	—	—	22,673			—	22,673
Balance March 31, 2024	117,000	11,700	746,998	5,639,629	(100,436)	(4,867,897)	1,429,994
Net income				126,251			126,251
Foreign currency adjustments					(1,313)		(1,313)
Dividends declared, $0.61 per share				(74,006)			(74,006)
Stock issued for employee benefit plans	262	26	(10,435)			20,352	9,943
Stock-based compensation expense	—	—	19,572			—	19,572
Balance June 30, 2024	117,262	11,726	756,135	5,691,874	(101,749)	(4,847,545)	1,510,441
Net income				97,229			97,229
Foreign currency adjustments					29,494		29,494
Dividends declared, $0.62 per share				(75,896)			(75,896)
Stock issued for employee benefit plans	821	82	(6,654)			63,366	56,794
Stock-based compensation expense	—	—	22,004			—	22,004
Balance September 30, 2024	118,083	$11,808	$771,485	$5,713,207	$(72,255)	$(4,784,179)	$1,640,066

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment (Continued)
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2022	116,323	$11,632	$743,288	$5,590,440	$(88,860)	$(4,903,078)	$1,353,422
Net income				114,891			114,891
Foreign currency adjustments					2,477		2,477
Dividends declared, $0.61 per share				(73,581)			(73,581)
Stock issued for employee benefit plans	430	44	(28,532)			28,113	(375)
Stock-based compensation expense	—	—	15,607			—	15,607
Repurchase of common stock	(316)	(32)				(31,021)	(31,053)
Balance March 31, 2023	116,437	11,644	730,363	5,631,750	(86,383)	(4,905,986)	1,381,388
Net income				97,316			97,316
Foreign currency adjustments					(6,536)		(6,536)
Dividends declared, $0.61 per share				(73,577)			(73,577)
Stock issued for employee benefit plans	228	22	(2,154)			17,338	15,206
Stock-based compensation expense	—	—	6,035			—	6,035
Repurchase of common stock	(330)	(33)				(31,692)	(31,725)
Balance June 30, 2023	116,335	11,633	734,244	5,655,489	(92,919)	(4,920,340)	1,388,107
Net income				81,949			81,949
Foreign currency adjustments					(14,891)		(14,891)
Dividends declared, $0.61 per share				(73,724)			(73,724)
Stock issued for employee benefit plans	130	14	(2,411)			9,873	7,476
Stock-based compensation expense	—	—	15,667			—	15,667
Balance September 30, 2023	116,465	$11,647	$747,500	$5,663,714	$(107,810)	$(4,910,467)	$1,404,584
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023(1)
OPERATING ACTIVITIES
Net income	$316,384	$294,156
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	72,880	75,899
Provision for credit losses	3,755	(4,032)
Stock-based compensation	64,249	37,309
Deferred income taxes	(7,033)	(35,269)
Excess tax benefit on stock-based compensation	(5,509)	(9,899)
Loss on disposal group held for sale	48,232	21,113
Other operating activities	11,845	3,740
Changes in operating elements:
Receivables	(398,059)	525,761
Contract assets	(88,171)	52,810
Prepaid expenses and other	24,588	(7,632)
Right of use asset	5,884	20,374
Accounts payable and outstanding checks	77,397	(122,312)
Accrued compensation	33,921	(106,943)
Accrued transportation expense	68,588	(42,481)
Accrued income taxes	10,634	3,131
Other accrued liabilities	4,809	(2,636)
Lease liability	(5,917)	(17,737)
Other assets and liabilities	2,677	(737)
Net cash provided by operating activities	241,154	684,615

INVESTING ACTIVITIES
Purchases of property and equipment	(19,977)	(25,889)
Purchases and development of software	(39,122)	(42,086)
Proceeds from sale of property and equipment	—	1,324
Net cash used for investing activities	(59,099)	(66,651)

FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	79,914	46,061
Stock tendered for payment of withholding taxes	(23,902)	(23,754)
Repurchase of common stock	—	(63,884)
Cash dividends	(220,256)	(218,942)
Payments on long-term borrowings	(10,000)	—
Proceeds from short-term borrowings	2,461,500	2,778,750
Payments on short-term borrowings	(2,471,500)	(3,169,750)
Net cash used for financing activities	(184,244)	(651,519)
Effect of exchange rates on cash and cash equivalents	(653)	(6,708)
Net change in cash and cash equivalents, including cash and cash equivalents classified within assets held for sale	(2,842)	(40,263)
Less: net increase in cash and cash equivalents within assets held for sale	(10,978)	(2,486)
Cash and cash equivalents, beginning of period	145,524	217,482
Cash and cash equivalents, end of period	$131,704	$174,733
_____________________________________________________
(1) The nine months ended September 30, 2023, have been adjusted to conform to current year presentation.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker. The guidance in this ASU is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the new disclosure requirements in this ASU and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements or disclosures.

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

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance, December 31, 2023	$1,188,813	$207,599	$77,188	$1,473,600
Foreign currency translation	2,320	403	378	3,101
Balance, September 30, 2024 (1)	$1,191,133	$208,002	$77,566	$1,476,701
_________________________________________
(1) Includes $30.0 million of goodwill for the Europe Surface Transportation disposal group, which is presented within assets held for sale on the condensed consolidated balance sheets. Refer to Note 14, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
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
On July 27, 2024, we entered into an agreement to sell our Europe Surface Transportation business. The sale will include all assets and liabilities of the Europe Surface Transportation business other than its proprietary technology platform (the “disposal group”). As a result of the planned divestiture, the Europe Surface Transportation disposal group is classified as held for sale as of September 30, 2024. We have tested the goodwill of the Europe Surface Transportation reporting unit as of September 30, 2024, by performing an interim Step One Analysis, before measuring the fair value of the disposal group to be presented as held for sale. We determined that the $30.0 million goodwill balance was not impaired.
Our interim Step One Analysis was completed using a combination of the market approach and a discounted cash flow analysis. The market approach was completed to determine the fair value of the Europe Surface Transportation business, excluding its proprietary technology platform, and was equal to the agreed-upon sale price of the business. As the sale does not include a technology platform necessary to run the business, a discounted cash flow analysis was completed to determine the fair value of the Europe Surface Transportation proprietary technology platform. The computed fair value of the reporting unit exceeded its carrying value. We will continue to monitor any changes to the assumptions included in our discounted cash flow analysis in future periods as needed although as noted in Note 14, Divestitures, the sale of the Europe Surface Transportation disposal group is expected to be completed near the end of 2024.
There were no changes in circumstances or events identified in the third quarter of 2024 indicating that an interim impairment analysis was required for any other reporting units as of September 30, 2024.

Identifiable intangible assets consisted of the following (in thousands):

	September 30, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships(1)	$80,631	$(55,333)	$25,298	$93,499	$(58,437)	$35,062
Indefinite-lived intangibles
Trademarks	8,600	—	8,600	8,600	—	8,600
Total intangibles(1)	$89,231	$(55,333)	$33,898	$102,099	$(58,437)	$43,662
_________________________________________
(1) Amounts as of September 30, 2024, include $2.9 million of net intangible assets for the Europe Surface Transportation disposal group, which is presented within assets held for sale on the condensed consolidated balance sheets. Refer to Note 14, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense	$2,979	$5,724	$9,596	$17,312
Finite-lived intangible assets, by reportable segment, as of September 30, 2024, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	Total
Remainder of 2024	$1,964	$628	$2,592
2025	7,857	2,384	10,241
2026	7,857	388	8,245
2027	1,309	—	1,309
2028	—	—	—
Total			$22,387
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
Assets and liabilities held for sale - On July 27, 2024, we entered into an agreement to sell our Europe Surface Transportation business. The sale will include all assets and liabilities of the business other than our proprietary technology platform. As a result of the planned divestiture the Europe Surface Transportation disposal group is classified as held for sale as of September 30, 2024. The Company measured the disposal group at its fair value less costs incurred to sell and recorded a $57.0 million loss on the disposal group in the three and nine months ended September 30, 2024. The fair value of the assets and liabilities held for sale are classified as Level 2 in the fair value hierarchy based on the negotiated sale price which is an observable market-based input. The sale is anticipated to close near the end of 2024. Refer to Note 14, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
We had no other Level 2 or Level 3 assets or liabilities as of September 30, 2024, and December 31, 2023. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	September 30, 2024	December 31, 2023	Maturity	September 30, 2024	December 31, 2023
Revolving credit facility	6.08%	6.45%	November 2027	$150,000	$160,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables Securitization Facility (1)	5.75%	6.25%	November 2025	489,729	499,542
Senior Notes (1)	4.20%	4.20%	April 2028	596,627	595,945
Total debt				1,561,356	1,580,487
Less: Current maturities and short-term borrowing				(150,000)	(160,000)
Long-term debt				$1,411,356	$1,420,487
____________________________________________
(1) Net of unamortized discounts and issuance costs.
SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the “Credit Agreement”) with a total availability of $1 billion, which may be reduced by standby letters of credit. The Credit Agreement has a maturity date of November 19, 2027. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month SOFR plus a specified margin). As of September 30, 2024, the variable rate equaled SOFR and a credit spread adjustment of 0.10 percent plus 1.13 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility ranging from 0.07 percent to 0.15 percent. The recorded amount of borrowings outstanding, if any, approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
The Credit Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including a maximum leverage ratio of 3.75 to 1.00. The Credit Agreement also contains customary events of default.
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes Series A, Senior Notes Series B, and Senior Notes Series C (collectively, the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $295.9 million on September 30, 2024. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering our own risk. If the Notes were recorded at fair value, they would be classified as a Level 2 financial liability. Senior Notes Series A matured in August 2023.
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

U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On November 19, 2021, we entered into a receivables purchase agreement and related transaction documents with Bank of America, N.A. and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of a portion of our U.S. trade accounts receivable with a total availability of $500 million as of September 30, 2024. The interest rate on borrowings under the Receivables Securitization Facility is based on SOFR plus a credit spread adjustment of 0.10 percent plus 0.80 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility of 0.20 percent.
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
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes (“Senior Notes”) through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $594.2 million as of September 30, 2024, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $596.6 million as of September 30, 2024.
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
In addition to the above financing agreements, we have a $20 million discretionary line of credit with U.S. Bank of which $16.9 million is utilized for standby letters of credit related to insurance collateral as of September 30, 2024. These standby letters of credit are renewed annually and were undrawn as of September 30, 2024.

NOTE 5. INCOME TAXES
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate is as follows below. The three and nine months ended September 30, 2023, have been adjusted to conform to the current year presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.2	2.8	2.7	2.4
Share based payment awards	(2.7)	(1.5)	(1.4)	(2.9)
Foreign tax credits	13.7	(9.0)	3.8	(4.8)
Other U.S. tax credits and incentives	(5.1)	(6.1)	(5.8)	(4.5)
Foreign tax rate differential	(4.5)	8.4	(0.4)	2.1
Business divestitures (1)	7.9	(5.9)	2.8	(1.6)
Section 162(m) limitation on compensation	1.1	1.5	1.0	1.1
Other	(2.2)	0.5	(0.7)	0.7
Effective income tax rate	32.4%	11.7%	23.0%	13.5%
____________________________________________
(1) Amounts in the three and nine months ended September 30, 2024, relate to the divestiture of our Europe Surface Transportation business. Amounts in the three and nine months ended September 30, 2023, relate to the divestiture of our Argentina operations. Refer to Note 14, Divestitures, for further discussion related to these divestitures.
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
During the third quarter of 2024, we recognized an increase to tax expense of approximately $11.5 million for non-deductible expenses related to the planned divestiture of our Europe Surface Transportation business. Refer to Note 14, Divestitures for additional detail related to the divestiture of our Europe Surface Transportation business.
As of September 30, 2024, we have $24.2 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute of limitations, new information, or settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.3 million in the next 12 months due to the lapsing of statutes of limitations. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2019.
NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$1,094	$2,218	$3,258	$6,678
Stock awards	20,330	12,836	58,530	27,828
Company expense on ESPP discount	580	613	2,461	2,803
Total stock-based compensation expense	$22,004	$15,667	$64,249	$37,309
On May 5, 2022, our shareholders approved a 2022 Equity Incentive Plan (the “Plan”) and authorized an initial 4,261,884 shares for issuance of awards thereunder. The Plan allows us to grant certain stock awards, including stock options at fair market value, performance-based restricted stock units (“PSUs”) and shares, and time-based restricted stock units, to our key employees and non-employee directors. Shares subject to awards under the Plan or certain of our prior plans that expire or are canceled without delivery of shares or that are settled in cash generally may become available again for issuance under the Plan. There were 1,679,519 shares available for stock awards under the Plan as of September 30, 2024.
Stock Options – We have awarded stock options to certain key employees that vest primarily based on their continued employment. The fair value of these options was established based on the market price on the date of grant calculated using the Black-Scholes option pricing model. Changes in measured stock price volatility and interest rates were the primary reasons for changes in the fair value. These grants are being expensed based on the terms of the awards. As of September 30, 2024, unrecognized compensation expense related to stock options was $1.1 million.
Stock Awards – We have awarded performance-based restricted shares, PSUs, and time-based restricted stock units. Many of our awards contain restrictions on the awardees’ ability to sell or transfer vested awards for a specified period of time. The fair value of these awards is established based on the market price on the date of grant, discounted for any post-vesting holding restrictions. The discounts on outstanding grants with post-vesting holding restrictions vary from 11 percent to 23 percent and are calculated using the Black-Scholes option pricing model-protective put method. The duration of the restriction period to sell or transfer vested awards, changes in the measured stock price volatility and changes in interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.
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
As of September 30, 2024, there was unrecognized compensation expense of $194.5 million related to previously granted stock awards assuming maximum achievement is obtained on our PSUs. The amount of future expense to be recognized will be based on the passage of time and contingent upon obtaining certain targets mentioned above over their respective performance period.
Employee Stock Purchase Plan – Our 1997 Employee Stock Purchase Plan (“ESPP”) allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. The purchase price is determined using the closing price on the last day of each quarter discounted by 15 percent. Shares vest immediately. The following is a summary of the employee stock purchase plan activity (dollars in thousands):

Three Months Ended September 30, 2024
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
35,074	$3,290	$580

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

Reportable segment information is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended September 30, 2024
Total revenues	$2,934,617	$1,141,190	$568,834	$4,644,641
Income (loss) from operations(1)	148,767	88,115	(56,763)	180,119
Depreciation and amortization	4,904	2,608	16,436	23,948
Total assets(2)	3,026,031	1,566,427	1,020,897	5,613,355
Average employee headcount	5,595	4,552	3,938	14,085

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended September 30, 2023
Total revenues	$3,086,970	$719,045	$535,015	$4,341,030
Income (loss) from operations(1)	112,121	3,491	(2,090)	113,522
Depreciation and amortization	5,882	5,446	14,216	25,544
Total assets(2)	3,162,720	1,081,262	1,073,685	5,317,667
Average employee headcount	6,278	5,082	4,217	15,577

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Nine Months Ended September 30, 2024
Total revenues	$8,924,839	$2,921,050	$1,694,411	$13,540,300
Income (loss) from operations(1)	398,764	160,649	(74,071)	485,342
Depreciation and amortization	15,779	8,245	48,856	72,880
Total assets(2)	3,026,031	1,566,427	1,020,897	5,613,355
Average employee headcount	5,800	4,714	4,023	14,537

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Nine Months Ended September 30, 2023
Total revenues	$9,470,425	$2,288,890	$1,615,241	$13,374,556
Income (loss) from operations(1)	364,002	63,254	(20,078)	407,178
Depreciation and amortization	17,389	16,410	42,100	75,899
Total assets(2)	3,162,720	1,081,262	1,073,685	5,317,667
Average employee headcount	6,574	5,276	4,390	16,240
_________________________________________
(1) For three and nine months ended September 30, 2024, All Other and Corporate income (loss) from operations includes a $57.0 million loss on the planned divestiture of our Europe Surface Transportation business. For three and nine months ended September 30, 2023, Global Forwarding income (loss) from operations includes a $23.6 million loss on the divestiture of our Argentina operations. Refer to Note 14, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business and Argentina operations.
(2) All cash and cash equivalents are included in All Other and Corporate.

NOTE 9. REVENUE FROM CONTRACTS WITH CUSTOMERS
A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments (in thousands):

	Three Months Ended September 30, 2024
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$2,934,617	$1,141,190	$202,493	$4,278,300
Sourcing(2)	—	—	366,341	366,341
Total revenues	$2,934,617	$1,141,190	$568,834	$4,644,641

	Three Months Ended September 30, 2023
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$3,086,970	$719,045	$223,392	$4,029,407
Sourcing(2)	—	—	311,623	311,623
Total revenues	$3,086,970	$719,045	$535,015	$4,341,030

	Nine Months Ended September 30, 2024
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$8,924,839	$2,921,050	$636,929	$12,482,818
Sourcing(2)	—	—	1,057,482	1,057,482
Total revenues	$8,924,839	$2,921,050	$1,694,411	$13,540,300

	Nine Months Ended September 30, 2023
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$9,470,425	$2,288,890	$682,884	$12,442,199
Sourcing(2)	—	—	932,357	932,357
Total revenues	$9,470,425	$2,288,890	$1,615,241	$13,374,556
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration and amounts are not due from our customers prior to the completion of our performance obligation and as such contract liabilities, as of September 30, 2024, and revenue recognized in the three and nine months ended September 30, 2024, and 2023 resulting from contract liabilities, were not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon changes in transportation pricing and costs and shipments in-transit at period end.

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
We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of September 30, 2024.
Information regarding lease expense, remaining lease term, discount rate, and other select lease information are presented below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Costs	2024	2023	2024	2023
Operating lease expense(1)	$24,615	$25,285	$77,045	$74,711
Short-term lease expense	513	1,346	3,196	4,246
Total lease expense	$25,128	$26,631	$80,241	$78,957
___________________________
(1) Operating lease expense for the three and nine months ended September 30, 2024, includes $0.6 million and $4.8 million respectively, of restructuring charges related to rationalization of our facilities footprint including the early termination or abandonment of select office buildings under operating leases. Refer to Note 13, Restructuring, for further discussion related to our 2024 Restructuring Program.

	Nine Months Ended September 30,
Other Lease Information	2024	2023
Operating cash flows from operating leases	$72,916	$72,073
Right-of-use lease assets obtained in exchange for new lease liabilities	57,854	44,184

Lease Term and Discount Rate	As of September 30, 2024	As of December 31, 2023
Weighted average remaining lease term (in years)	5.6	5.9
Weighted average discount rate	4.2%	3.9%

The maturities of lease liabilities as of September 30, 2024, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases(1)
Remaining 2024	$17,514
2025	95,429
2026	81,013
2027	63,626
2028	47,339
Thereafter	109,177
Total lease payments	414,098
Less: Interest	(46,420)
Present value of lease liabilities	$367,678
_________________________________________
(1) Includes $12.1 million of operating lease liabilities for the Europe Surface Transportation disposal group, which is presented within liabilities held-for-sale on the condensed consolidated balance sheets. Refer to Note 14, Divestitures, for further discussion related to the planned sale of our Europe Surface Transportation business.
NOTE 11. ALLOWANCE FOR CREDIT LOSSES
Our allowance for credit losses is computed using a number of factors including our past credit loss experience and our customers' credit ratings, in addition to other customer-specific factors. We have also considered recent trends and developments related to the current macroeconomic environment in determining our ending allowance for credit losses for both accounts receivable and contract assets. The allowance for credit losses on contract assets was not significant as of September 30, 2024.
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below (in thousands):

Balance, December 31, 2023	$14,229
Provision	3,379
Write-offs	(2,211)
Balance, September 30, 2024 (1)	$15,397
_________________________________________
(1) Includes an immaterial allowance for credit losses for the Europe Surface Transportation disposal group, which is presented within assets held for sale on the condensed consolidated balance sheets. Refer to Note 14, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
Recoveries of amounts previously written off were not significant for the three and nine months ended September 30, 2024.
NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' Investment on our condensed consolidated balance sheets. The recorded balance on September 30, 2024, and December 31, 2023, was $72.3 million and $80.9 million, respectively. The recorded balance on September 30, 2024, and December 31, 2023, is comprised solely of foreign currency adjustments, including foreign currency translation. Accumulated other comprehensive loss includes $2.2 million of cumulative translation loss of foreign entities to be sold with the Europe Surface Transportation disposal group which is presented as held for sale. Refer to Note 14, Divestitures, for further discussion related to the planned sale of our Europe Surface Transportation business.
Other comprehensive income was $29.5 million for the three months ended September 30, 2024, primarily driven by fluctuations in the Euro, Singapore Dollar, and Australian Dollar. Other comprehensive loss was $14.9 million for the three months ended September 30, 2023, primarily driven by fluctuations in the Euro and Singapore Dollar.
Other comprehensive income was $8.7 million for the nine months ended September 30, 2024, primarily driven by fluctuations in the Singapore Dollar and Australian Dollar. Other comprehensive loss was $19.0 million for the nine months ended September 30, 2023, primarily driven by fluctuations in the Singapore Dollar, Australian Dollar, Yuan, and Euro.

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
We recognized restructuring charges of $4.4 million in the third quarter of 2024 primarily related to workforce reductions. We anticipate recognizing an additional $10 million to $15 million of restructuring charges primarily related to the rationalization of our facilities footprint in the fourth quarter of 2024 to complete the 2024 Restructuring Program. The amount of restructuring charges we recognize will depend upon the nature and scope of initiatives we identify and our ability to enact changes to our real estate footprint under existing operating leases. We paid $17.8 million of cash related to the 2024 Restructuring Program in the nine months ended September 30, 2024.
A summary of charges related to our 2024 Restructuring Program are presented below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Severance(1)	$2,377	$18,590
Other personnel expenses(1)	420	1,618
Other selling, general, and administrative expenses(2)	1,632	12,341
Total	$4,429	$32,549
________________________________
(1) Amounts are included within personnel expenses in our condensed consolidated statements of operations and comprehensive income.
(2) Amounts are included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income. The charges recognized in the three months ended September 30, 2024, primarily resulted from the second phase of the 2024 Restructuring Program while the charges recognized in the nine months ended September 30, 2024, also include initiatives under the first phase of the 2024 Restructuring Program as discussed above.

The following table summarizes restructuring charges related to our 2024 Restructuring Program by reportable segment (in thousands):

	Three Months Ended September 30, 2024
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$1,238	$461	$1,098	$2,797
Other selling, general, and administrative expenses	560	855	217	1,632

	Nine Months Ended September 30, 2024
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$9,022	$5,855	$5,331	$20,208
Other selling, general, and administrative expenses	6,214	2,413	3,714	12,341

The following table summarizes activity related to our 2024 Restructuring Program and reserves included in our consolidated balance sheets (in thousands):

	Accrued Severance and Other Personnel Expenses	Accrued Other Selling, General, and Administrative Expenses	Total
Balance, December 31, 2023	$—	$—	$—
Restructuring charges	20,208	12,341	32,549
Cash payments	(16,046)	(1,727)	(17,773)
Settled non-cash	—	(10,599)	(10,599)
Accrual adjustments(1)	(705)	(15)	(720)
Balance, September 30, 2024	$3,457	$—	$3,457
________________________________
(1) Accrual adjustments primarily relate to changes in estimates for certain employee termination costs, including those settling for an amount different than originally estimated and foreign currency adjustments.
2022 Restructuring Program: In 2022, we announced organizational changes to support our enterprise strategy of accelerating our digital transformation and productivity initiatives. The initiatives under our 2022 Restructuring Program were completed in 2023. We paid $3.3 million of cash related to the 2022 Restructuring Program in the nine months ended September 30, 2024. There is no further activity expected related to the 2022 Restructuring Program other than settling the remaining $0.3 million of accrued severance and other personnel expenses as of September 30, 2024.
A summary of charges related to our 2022 Restructuring Program are presented below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Severance(1)	$(265)	$14,554
Other personnel expenses(1)	(67)	1,839
Other selling, general, and administrative expenses(2)	193	1,322
Total	$(139)	$17,715
________________________________
(1) Amounts are included within personnel expenses in our condensed consolidated statements of operations and comprehensive income. Amounts recognized in the three months ended September 30, 3023, primarily relate to accrual adjustments for amounts settling for an amount different than originally estimated.
(2) Amounts are included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.

The following table summarizes restructuring charges related to our 2022 Restructuring Program by reportable segment (in thousands):

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
The following table summarizes activity related to our 2022 Restructuring Program and reserves included in our consolidated balance sheets (in thousands):

Accrued Severance and Other Personnel Expenses
Balance, December 31, 2023	$3,783
Restructuring charges	12
Cash payments	(3,286)
Accrual adjustments(1)	(190)
Balance, September 30, 2024	$319
________________________________
(1) Accrual adjustments primarily relate to changes in estimates for certain employee termination costs, including those settling for an amount different than originally estimated and foreign currency adjustments.
NOTE 14: DIVESTITURES
Europe Surface Transportation Divestiture: In the third quarter of 2024, we entered into an agreement to sell our Europe Surface Transportation business, which is included in our All Other and Corporate segment. The divestiture is part of our enterprise strategy to drive focus on profitable growth in our four core modes—North American truckload and LTL and global ocean and air—as engines to ignite growth and create the most value for our stakeholders. We have determined this divestiture does not represent a strategic shift that will have a major effect on our consolidated results of operations, and therefore the results of our Europe Surface Transportation business are not reported as discontinued operations. The sale will include all assets and liabilities of the business other than our proprietary technology platform. The sale is expected to close near the end of 2024, subject to certain customary conditions and regulatory approvals.
As of September 30, 2024, the assets and liabilities of the Europe Surface Transportation disposal group are presented as held for sale at fair value less any direct costs incurred to sell as of September 30, 2024. We recognized a $48.2 million loss on the disposal group classified as held for sale in the three and nine months ended September 30, 2024. Including the direct costs incurred to sell the business and the loss on the disposal group, the total loss recognized was $57.0 million. These amounts are included in our All Other and Corporate segment and within other selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

A summary of exit and disposal costs related to our Europe Surface Transportation divestiture is presented below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Other selling, general, and administrative expenses(1)	$57,036	$57,036
Income tax benefits(2)	(2,113)	(2,113)
Total	$54,923	$54,923
________________________________
(1) Amounts are included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income and consist primarily of a $48.2 million loss on the disposal group and direct costs to sell.
(2) Amounts are included within provision for income taxes in our condensed consolidated statements of operations and comprehensive income.
A summary of assets and liabilities associated with the Europe Surface Transportation disposal group that are held for sale as of September 30, 2024, is presented below (in thousands):

As of September 30, 2024
Assets held for sale:
Cash and cash equivalents	$10,978
Receivables	149,259
Contract assets	4,445
Prepaid expenses, and other	664
Property and equipment	3,836
Goodwill and other intangible assets	32,915
Right-of-use lease assets	11,945
Valuation allowance	(48,232)
Total assets held for sale(1)	$165,810

Liabilities held for sale:
Accounts payable	$71,991
Accrued transportation expense	3,901
Accrued compensation	3,861
Other accrued liabilities	4,795
Lease liabilities	12,125
Total liabilities held for sale(1)	$96,673

Cumulative translation loss of foreign entities to be sold(2)	$2,220
________________________________
(1) Assets and liabilities held for sale are separately presented on the condensed consolidated balance sheets.
(2) Cumulative translation loss of foreign entities to be sold is included within accumulated other comprehensive losses on the condensed consolidated balance sheets.
South American Divestiture: In the third quarter of 2023, we announced a plan to divest our operations in Argentina to mitigate our exposure to the deteriorating economic conditions and increasing political instability there. We identified a local independent agent to continue serving our customers in the region. As a result of these actions, we recognized a loss primarily related to disposal and exit activities including asset impairments and workforce reductions.
The divestiture was completed near the end of 2023 for nominal consideration. We recognized a $21.1 million loss on the assets and liabilities classified as held for sale in the three and nine months ended September 30, 2023, in addition to other miscellaneous costs to sell the business summarized below.

A summary of exit and disposal costs related to our South American divestiture is presented below (in thousands):

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
(2) Amounts are included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income and consist primarily of a $21.1 million loss on the disposal group.
(3) Amounts are included within provision for income taxes in our condensed consolidated statements of operations and comprehensive income.

The following table summarizes exit and disposal costs related to our South American divestiture by reportable segment (dollars in thousands):

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

The reconciliation of gross profits to adjusted gross profits and gross profit margin to adjusted gross profit margin is presented below (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Revenues:
Transportation	$4,278,300		$4,029,407		$12,482,818		$12,442,199
Sourcing	366,341		311,623		1,057,482		932,357
Total revenues	4,644,641		4,341,030		13,540,300		13,374,556
Costs and expenses:
Purchased transportation and related services	3,575,983		3,421,960		10,501,362		10,546,551
Purchased products sourced for resale	333,405		284,221		958,547		842,020
Direct internally developed software amortization	11,441		8,233		32,546		24,299
Total direct costs	3,920,829		3,714,414		11,492,455		11,412,870
Gross profits / Gross profit margin	723,812	15.6%	626,616	14.4%	2,047,845	15.1%	1,961,686	14.7%
Plus: Direct internally developed software amortization	11,441		8,233		32,546		24,299
Adjusted gross profits / Adjusted gross profit margin	$735,253	15.8%	$634,849	14.6%	$2,080,391	15.4%	$1,985,985	14.8%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Total revenues	$4,644,641	$4,341,030	$13,540,300	$13,374,556
Income from operations	180,119	113,522	485,342	407,178
Operating margin	3.9%	2.6%	3.6%	3.0%

Adjusted gross profits	$735,253	$634,849	$2,080,391	$1,985,985
Income from operations	180,119	113,522	485,342	407,178
Adjusted operating margin	24.5%	17.9%	23.3%	20.5%
MARKET TRENDS
Carrier capacity in the North America surface transportation market continues to exceed shipper demand, resulting in suppressed transportation rates near the estimated cost to operate a truck. These conditions, which have prevailed for over a year, are commonly referred to as a soft market. One of the key metrics we use to measure market conditions is the truckload routing guide depth from our Managed Services business. This metric measures the average number of carriers contacted before securing a transportation provider. In the recent soft market, routing guides have operated efficiently, as carriers are less likely to reject freight tenders. Due to the soft market conditions, the average routing guide depth has remained consistently low at 1.2 throughout 2023 and 2024. This indicates that the first carrier in a shipper’s routing guide typically accepts the shipment, thereby limiting the number of shipments reaching the spot market. Despite potential impacts from seasonality, severe weather events, or port labor issues creating short-term regional pressure on available carrier capacity, these soft market conditions are expected to persist until carrier capacity better aligns with shipper demand.

The global forwarding market remains volatile, impacted by re-routing and extended transit times. Most carriers continue to avoid the Suez Canal due to the Red Sea conflict, which has increased transit times and is straining global carrier capacity. Despite being brief, recent port worker strikes on the U.S. East Coast compounded the challenges, causing re-routings, equipment shortages, and worsening port congestion. These conditions, combined with the traditional peak season volumes and severe weather events, are more than offsetting the impact of new capacity which continues to enter the market. Consequently, ocean freight rates have remained elevated compared to the prior year. These ongoing global disruptions, coupled with macroeconomic and geopolitical uncertainty, are likely to continue affecting ocean freight pricing in the near term, although the extent remains uncertain. Despite the challenges facing the ocean freight market, the global air freight market has largely stabilized, although air freight costs remain elevated compared to the prior year. The elevated e-commerce export demand from Asia continues to result in the repositioning of air freight capacity to that trade lane, causing freighter capacity shortages in other trade lanes.
BUSINESS TRENDS
Our third quarter of 2024 surface transportation results continued to be impacted by the prevailing soft market conditions discussed in the market trends section. These conditions led to most shipments moving under committed pricing agreements and suppressed freight rates for the limited number of shipments reaching the spot market and negatively impacted our surface transportation total revenues. Despite these challenging market conditions, we were able to improve our adjusted gross profits per transaction in the third quarter of 2024 compared to the same period in 2023 as a result of disciplined pricing and capacity procurement efforts leading to better adjusted gross profits per transaction within our transactional portfolio. Industry freight volumes, as measured by the Cass Freight Index, decreased in the third quarter of 2024 compared to the same period of 2023. Despite these challenging market conditions, our combined North American Surface Transportation (“NAST”) truckload and less than truckload (“LTL”) volumes increased modestly during the third quarter of 2024 compared to the third quarter of 2023. Our average truckload linehaul cost per mile, excluding fuel surcharges, decreased approximately 0.5 percent during the third quarter of 2024 compared to the third quarter of 2023. Our average truckload linehaul rate charged to our customers, excluding fuel surcharges, increased approximately 2.5 percent during the third quarter of 2024.
Our third quarter of 2024 global forwarding results continue to be impacted by the volatile market conditions discussed in the market trends section. We experienced significantly elevated purchased transportation costs for ocean freight in the third quarter of 2024, which resulted in significant increases to both ocean total revenues and the cost of purchased transportation compared to the third quarter of 2023. The global forwarding market in the third quarter of 2023 was experiencing weak demand and elevated levels of capacity which has added to the significant year over year change when compared to the more volatile market conditions for much of 2024. Our ocean freight volumes increased 7.0 percent while our air freight tonnage increased 20.0 percent compared to the third quarter of 2023 driven by the strong execution of our global forwarding team and the improved freight demand relative to the prior year.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select third quarter 2024 year-over-year operating comparisons to the third quarter 2023:
•Total revenues increased 7.0 percent to $4.6 billion, primarily driven by higher pricing and volume in our ocean services, partially offset by lower pricing and volume in our truckload services.
•Gross profits increased 15.5 percent to $723.8 million. Adjusted gross profits increased 15.8 percent to $735.3 million, primarily driven by higher adjusted gross profit per transaction in our ocean and truckload services.
•Personnel expenses increased 5.2 percent to $361.6 million, primarily due to higher variable compensation, partially offset by cost optimization efforts and lower average employee headcount, which decreased 9.6 percent.
•Other selling, general, and administrative (“SG&A”) expenses increased 8.9 percent to $193.6 million primarily due to the $57.0 million loss on the planned divestiture of our Europe Surface Transportation business that was partially offset by cost reductions across several expense categories. The prior year also included $21.4 million of expenses primarily related to the divestiture of our Argentina operations.
•Income from operations increased 58.7 percent to $180.1 million, due to the increase in adjusted gross profit, partially offset by the increase in operating expenses.
•Adjusted operating margin of 24.5 percent increased 660 basis points.
•Interest and other income/expense, net totaled $36.3 million of expense, consisting primarily of $22.1 million of interest expense, which increased $0.2 million compared to last year, and a $15.1 million net loss from foreign currency revaluation and realized foreign currency gains and losses.
•The effective tax rate in the quarter was 32.4 percent compared to 11.7 percent in the third quarter last year.

•Net income totaled $97.2 million, an increase of 18.6 percent from a year ago.
•Diluted earnings per share (EPS) increased 17.6 percent to $0.80.
•Cash flow from operations decreased $443.5 million in the nine months ended September 30, 2024, primarily driven by an increase in net operating working capital.
CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change
Revenues:
Transportation	$4,278,300	$4,029,407	6.2%	$12,482,818	$12,442,199	0.3%
Sourcing	366,341	311,623	17.6%	1,057,482	932,357	13.4%
Total revenues	4,644,641	4,341,030	7.0%	13,540,300	13,374,556	1.2%
Costs and expenses:
Purchased transportation and related services	3,575,983	3,421,960	4.5%	10,501,362	10,546,551	(0.4)%
Purchased products sourced for resale	333,405	284,221	17.3%	958,547	842,020	13.8%
Personnel expenses	361,559	343,532	5.2%	1,101,868	1,103,915	(0.2)%
Other selling, general, and administrative expenses	193,575	177,795	8.9%	493,181	474,892	3.9%
Total costs and expenses	4,464,522	4,227,508	5.6%	13,054,958	12,967,378	0.7%
Income from operations	180,119	113,522	58.7%	485,342	407,178	19.2%
Interest and other income/expense, net	(36,282)	(20,748)	74.9%	(74,587)	(67,272)	10.9%
Income before provision for income taxes	143,837	92,774	55.0%	410,755	339,906	20.8%
Provision for income taxes	46,608	10,825	330.6%	94,371	45,750	106.3%
Net income	$97,229	$81,949	18.6%	$316,384	$294,156	7.6%

Diluted net income per share	$0.80	$0.68	17.6%	$2.63	$2.46	6.9%

Average employee headcount	14,085	15,577	(9.6)%	14,537	16,240	(10.5)%

Adjusted gross profit margin percentage(1)
Transportation	16.4%	15.1%	130 bps	15.9%	15.2%	70 bps
Sourcing	9.0%	8.8%	20 bps	9.4%	9.7%	(30 bps)
Total adjusted gross profit margin	15.8%	14.6%	120 bps	15.4%	14.8%	60 bps
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
A reconciliation of our reportable segments to our consolidated results can be found in Note 8, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.
Consolidated Results of Operations—Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023
Total revenues and direct costs. Total transportation revenues and direct costs increased primarily due to increased pricing and purchased transportation costs in ocean services. This increase was partially offset by lower pricing and purchased transportation costs in truckload services compared to the prior year. The global forwarding market continued to face disruptions from re-routing and longer transit times caused by the Red Sea conflict, along with increasing challenges in the third quarter of 2024, including port worker uncertainty on the U.S. East Coast, equipment shortages and worsening port congestion in certain regions. These challenges, coupled with rising demand compared to the weak global demand of the prior year, have driven up ocean freight rates in the third quarter of 2024. Conversely, the lower pricing and purchased transportation costs in truckload services are attributed to the ongoing soft market conditions, characterized by an oversupply of carrier capacity as discussed in the market and business trends section above. Our sourcing total revenue and direct costs increased, driven by higher average pricing with retail customers and increased case volume with foodservice customers.
Gross profits and adjusted gross profits. Our transportation adjusted gross profits increased, driven by higher adjusted gross profits per transaction in ocean and truckload services, as well as an increase in ocean freight volumes. The higher adjusted gross profits per transaction in ocean services were driven by the challenges facing the global forwarding market, which resulted in elevated pricing. In truckload services, the increase was driven by the improved execution and disciplined pricing and capacity procurement efforts from our team within our transactional portfolio during the third quarter of 2024 compared to the prior year. Sourcing adjusted gross profits increased, driven by an increase in integrated supply chain solutions for retail and foodservice customers.
Operating expenses. Personnel expenses increased primarily due to variable compensation reflecting the improved results compared to the prior year. This increase was partially offset by cost optimization efforts, including lower average employee headcount. Other SG&A expenses increased due to the planned divestiture of our Europe Surface Transportation business and was partially offset by the impact of the divestiture of our Argentina operations in the prior year discussed below.
In addition to the above, our personnel expenses for the third quarter of 2024 included $2.8 million of severance and related personnel expenses. We also incurred $1.6 million of restructuring related other SG&A expenses in the third quarter of 2024. These expenses were both associated with our 2024 Restructuring Program. Our other SG&A expenses in the third quarter of 2024 included a $57.0 million loss related to the planned divestiture of our Europe Surface Transportation business.
Our personnel expenses for the third quarter of 2023 included $3.0 million of severance and related personnel expenses associated with our 2022 Restructuring Program and the divestiture of our Argentina operations. Other SG&A expenses in the third quarter of 2023 included $21.4 million related to disposal and exit activities, including asset impairments. These expenses were associated with the divestiture of our Argentina operations and our 2022 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2024 and 2022 Restructuring Programs. Refer to Note 14, Divestitures, for further discussion related to the divestiture of our Europe Surface Transportation business and Argentina operations.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $22.1 million. Interest expense increased $0.2 million during the third quarter of 2024, due to higher interest rates. The current year included a $15.1 million net loss from foreign currency revaluation and realized foreign currency gains and losses, compared to a $0.1 million net gain in the prior year. The $0.1 million net gain in the prior year was the result of a $5.1 million loss related to the devaluation of the Argentine Peso that was more than offset by gains related to other foreign currencies.
Provision for income taxes. Our effective income tax rate was 32.4 percent for the third quarter of 2024 compared to 11.7 percent for the third quarter of 2023. The effective income tax rate for the third quarter of 2024 was higher than the statutory federal income tax rate primarily due to the tax impact of foreign tax credits and business divestitures, which increased the effective tax rate by 13.7 percentage points and 7.9 percentage points, respectively. These impacts were partially offset by U.S. tax credits and incentives and a lower tax rate on foreign earnings which decreased the effective income tax rate by 5.1 percentage points and 4.5 percentage points, respectively, during the third quarter of 2024. The effective income tax rate for the third quarter of 2023 was lower than the statutory federal income tax rate primarily due to the tax impact of foreign tax credits, U.S. tax credits and incentives, and business divestitures, which reduced the effective tax rate by 9.0 percentage points, 6.1 percentage points, and 5.9 percentage points, respectively. These impacts were partially offset by a higher tax rate on foreign earnings, which increased the effective income tax rate by 8.4 percentage points during the third quarter of 2023.
Consolidated Results of Operations—Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023
Total revenues and direct costs. Total revenues and direct costs were essentially flat with the prior year with significant offsetting impacts from ocean and truckload services. Ocean transportation revenues and direct costs increased driven by the ongoing volatile market conditions, as discussed in the market trends section above, which significantly impacted carrier capacity and led to increased ocean freight rates in the nine months ended September 30, 2024. Conversely, truckload transportation revenues and direct costs decreased compared to the prior year. This decline in truckload pricing and purchased transportation costs was driven by the ongoing soft market conditions in surface transportation, characterized by an oversupply of carrier capacity during the nine months ended September 30, 2024. Our sourcing total revenue and direct costs increased driven by higher average pricing with retail customers and increased case volume with foodservice customers.

Gross profits and adjusted gross profits. Our transportation adjusted gross profits increased, driven by higher adjusted gross profits per transaction in our ocean and truckload services, as well as an increase in ocean freight volumes. The higher adjusted gross profits per transaction in ocean services were driven by the challenges facing the global forwarding market, which resulted in elevated pricing. In truckload services, the increase was driven by the improved execution and disciplined pricing and capacity procurement efforts from our team within our transactional portfolio during the nine months ended September 30, 2024. Sourcing adjusted gross profits increased due to an increase in integrated supply chain solutions for retail and foodservice customers.
Operating expenses. Personnel expenses decreased primarily due to cost optimization efforts including lower average employee headcount, partially offset by higher variable compensation reflecting the improved results compared to the prior year. Other SG&A expenses increased primarily due to the planned divestiture of our Europe Surface Transportation business and was partially offset by the impact of the divestiture of our Argentina operations in the prior year discussed below and cost reductions across several expense categories in the current year.
In addition to the above, our personnel expenses for the nine months ended September 30, 2024, included $20.2 million of severance and related personnel expenses. We also incurred $69.4 million of other SG&A expenses in the nine months ended September 30, 2024. These expenses were associated with our 2024 Restructuring Program and a $57.0 million loss on the planned divestiture of our Europe Surface Transportation business.
Our personnel expenses for the nine months ended September 30, 2023, included $19.7 million of severance and related personnel expenses. Other SG&A expenses in the nine months ended September 30, 2023, were $22.6 million related to disposal and exit activities, including asset impairments. These expenses were associated with our 2022 Restructuring Program and a $21.3 million loss on the divestiture of our Argentina operations. Refer to Note 13, Restructuring, for further discussion related to our 2024 and 2022 Restructuring Programs. Refer to Note 14, Divestitures, for further discussion related to the divestiture of our Europe Surface Transportation business and Argentina operations.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $67.1 million, which decreased $1.5 million driven by lower average debt balances compared to the prior year. The nine months ended September 30, 2024, included a net $10.7 million unfavorable impact from foreign currency revaluation and realized foreign currency gains and losses. The prior year included a net $5.9 million unfavorable impact from foreign currency revaluation and realized foreign currency gains and losses primarily driven by an $8.9 million foreign currency loss related to our operations in Argentina that were divested in the prior year.
Provision for income taxes. Our effective income tax rate was 23.0 percent for the nine months ended September 30, 2024, and 13.5 percent for the nine months ended September 30, 2023. The effective income tax rate for the nine months ended September 30, 2024, was higher than the statutory federal income tax rate primarily due to the tax impact of foreign tax credits, the tax impact of business divestitures, and state income tax expense, net of federal benefit, which increased the effective tax rate by 3.8 percentage points, 2.8 percentage points, and 2.7 percentage points, respectively. These impacts were partially offset by the tax impact of U.S. tax credits and incentives, which decreased the effective income tax rate by 5.8 percentage points. The effective income tax rate for the nine months ended September 30, 2023 was lower than the statutory federal income tax rate due to the tax impact of foreign tax credits, U.S. tax credits and incentives, and the tax impact of share-based payment awards, which reduced the effective tax rate by 4.8 percentage points, 4.5 percentage points, and 2.9 percentage points, respectively. These impacts were partially offset by state income tax expense, net of federal benefit, and a lower tax rate on foreign earnings, which increased the effective income tax rate by 2.4 percentage points and 2.1 percentage points, respectively.

NAST Segment Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% change	2024	2023	% change
Total revenues	$2,934,617	$3,086,970	(4.9)%	$8,924,839	$9,470,425	(5.8)%
Costs and expenses:
Purchased transportation and related services	2,513,953	2,700,460	(6.9)%	7,687,408	8,256,728	(6.9)%
Personnel expenses	164,122	157,409	4.3%	510,110	496,710	2.7%
Other selling, general, and administrative expenses	107,775	116,980	(7.9)%	328,557	352,985	(6.9)%
Total costs and expenses	2,785,850	2,974,849	(6.4)%	8,526,075	9,106,423	(6.4)%
Income from operations	$148,767	$112,121	32.7%	$398,764	$364,002	9.5%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change
Average employee headcount	5,595	6,278	(10.9)%	5,800	6,574	(11.8)%
Service line volume statistics
Truckload			(3.5)%			(1.0)%
LTL			2.5%			2.5%

Adjusted gross profits(1)
Truckload	$259,961	$222,991	16.6%	$750,516	$720,604	4.2%
LTL	141,412	136,358	3.7%	425,050	408,863	4.0%
Other	19,291	27,161	(29.0)%	61,865	84,230	(26.6)%
Total adjusted gross profits	$420,664	$386,510	8.8%	$1,237,431	$1,213,697	2.0%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023
Total revenues and direct costs. NAST total revenues and direct costs decreased primarily due to lower pricing and purchased transportation costs and a decline in volume in truckload services. The lower pricing and purchased transportation costs in truckload services continue to be driven by the ongoing soft market conditions as the market remains in a prolonged stage of oversupplied carrier capacity as discussed in the market and business trends section above. Partially offsetting these declines were increased volumes and higher pricing and purchased transportation costs in LTL services.
Gross profits and adjusted gross profits. NAST adjusted gross profits increased due to higher adjusted gross profits per transaction in truckload services and an increase in volume in LTL services. The improvement in truckload services was driven by improved execution and disciplined pricing and capacity procurement within our transactional portfolio. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, increased approximately 2.5 percent in the third quarter of 2024 compared to the third quarter of 2023. Our truckload linehaul cost per mile, excluding fuel surcharges, decreased approximately 0.5 percent in the third quarter of 2024 compared to the third quarter of 2023. NAST other adjusted gross profits decreased, primarily due to a decline in warehousing and intermodal adjusted gross profits.
Operating expenses. NAST personnel expenses increased driven by an increase in variable compensation reflecting the improved results compared to the prior year. This increase was partially offset by cost optimization efforts, including lower average employee headcount. NAST other SG&A expenses decreased across several categories driven by cost optimization efforts in addition to lower credit losses.
In addition to the above, NAST personnel expenses in the third quarter of 2024 included $1.2 million of severance and related personnel expenses. We also incurred $0.6 million of restructuring related other SG&A expenses in the third quarter of 2024. These expenses were both associated with our 2024 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2024 Restructuring Program.

The operating expenses of NAST and all other segments include allocated corporate expenses. Allocated personnel expenses consist primarily of stock-based compensation allocated based upon segment participation levels in our equity plans. Remaining corporate allocations, including corporate functions and technology related expenses, are included within each segment’s other SG&A expenses, and are allocated based upon relevant segment operating metrics.
Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023
Total revenues and direct costs. NAST total revenues and direct costs decreased driven by lower pricing and purchased transportation costs and a decline in volume in truckload services. The lower pricing and purchased transportation costs in truckload services continue to be driven by the ongoing soft market conditions as the market remains in a prolonged stage of oversupplied carrier capacity during the nine months ended September 30, 2024. Partially offsetting these declines were increased volumes and higher pricing and purchased transportation costs in LTL services.
Gross profits and adjusted gross profits. NAST adjusted gross profits increased driven by truckload services due to higher adjusted gross profits per transaction despite a decline in truckload service volumes. This improvement was driven by improved execution and disciplined pricing and capacity procurement within our transactional portfolio in the nine months ended September 30, 2024. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, decreased approximately 2.5 percent. Our truckload linehaul cost per mile, excluding fuel surcharges, decreased approximately 4.0 percent. Additionally, adjusted gross profits per transaction and volumes also increased in LTL services. NAST other adjusted gross profits decreased, primarily due to a decline in warehousing and intermodal adjusted gross profits.
Operating expenses. NAST personnel expense increased driven by an increase in variable compensation reflecting the improved results compared to the prior year. This increase was partially offset by cost optimization efforts, including lower average employee headcount. NAST other SG&A expenses decreased primarily due to cost optimization efforts resulting in lower allocated corporate expenses.
In addition to the above, NAST personnel expenses in the nine months ended September 30, 2024, included $9.0 million of severance and related personnel expenses. We also incurred $6.2 million of restructuring related other SG&A expenses in the nine months ended September 30, 2024. These expenses were both associated with our 2024 Restructuring Program. Personnel expenses for the nine months ended September 30, 2023, included $1.1 million of severance and related personnel expenses associated with our 2022 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2024 and 2022 Restructuring Programs.

Global Forwarding Segment Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% change	2024	2023	% change
Total revenues	$1,141,190	$719,045	58.7%	$2,921,050	$2,288,890	27.6%
Costs and expenses:
Purchased transportation and related services	906,554	549,152	65.1%	2,322,302	1,761,847	31.8%
Personnel expenses	92,419	90,957	1.6%	279,077	276,157	1.1%
Other selling, general, and administrative expenses	54,102	75,445	(28.3)%	159,022	187,632	(15.2)%
Total costs and expenses	1,053,075	715,554	47.2%	2,760,401	2,225,636	24.0%
Income from operations	$88,115	$3,491	N/M	$160,649	$63,254	154.0%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change
Average employee headcount	4,552	5,082	(10.4)%	4,714	5,276	(10.7)%
Service line volume statistics
Ocean			7.0%			6.0%
Air			20.0%			17.5%
Customs			6.5%			7.0%

Adjusted gross profits(1)
Ocean	$163,272	$103,755	57.4%	$392,757	$321,299	22.2%
Air	33,143	29,745	11.4%	93,790	94,126	(0.4)%
Customs	28,266	24,905	13.5%	81,015	73,367	10.4%
Other	9,955	11,488	(13.3)%	31,186	38,251	(18.5)%
Total adjusted gross profits	$234,636	$169,893	38.1%	$598,748	$527,043	13.6%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023
Total revenues and direct costs. Global Forwarding total revenues and direct costs increased driven by higher pricing and purchased transportation costs and increased volume in ocean services, and to a lesser extent in air freight, compared to the prior year. In the third quarter of 2023, the global forwarding market faced weak demand and elevated capacity levels. However, market conditions have become more volatile in the third quarter of 2024. This volatility has been driven by re-routing and extended transit times caused by the Red Sea conflict, along with increasing challenges related to port worker strikes, equipment shortages, and worsening port congestion. These issues, combined with traditional peak season volumes and severe weather events, have significantly elevated ocean and air freight rates and purchased transportation costs in the third quarter of 2024 compared to the suppressed levels of the prior year.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits increased driven by higher adjusted gross profits per shipment in ocean services, and to a lesser extent in air freight, driven by the challenges facing the global forwarding market resulting in elevated pricing. Our ocean and air freight volumes also increased compared to the weak freight demand levels experienced in the prior year. Customs adjusted gross profits increased driven by both an increase in adjusted gross profits per transaction and an increase in transaction volumes.
Operating expenses. Personnel expenses increased primarily due to an increase in variable compensation reflecting the improved results relative to the prior year. This increase was partially offset by cost optimization efforts, including lower average employee headcount. Global Forwarding other SG&A expenses decreased, as the prior year included a $21.0 million loss related to the divestiture of our Argentina operations. Additionally, other SG&A expenses declined in the current year across several categories, including lower amortization expenses following the completion of amortization of intangible assets from a previous acquisition.

In addition to the above, Global Forwarding personnel expenses for the third quarter of 2024 included $0.5 million of severance and related personnel expenses. We also incurred $0.9 million of restructuring related other SG&A expenses in the third quarter of 2024. These expenses were both associated with our 2024 Restructuring Program. Personnel expenses for the third quarter of 2023 included $2.5 million of severance and related personnel expenses. Other SG&A expenses in the third quarter of 2023 included $21.1 million related to disposal and exit activities, including asset impairments. These expenses were associated with our 2022 Restructuring Program and the divestiture of our Argentina operations. Refer to Note 13, Restructuring, for further discussion related to our 2024 and 2022 Restructuring Programs. Refer to Note 14, Divestitures, for further discussion related to the divestiture of our Argentina operations.
Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023
Total revenues and direct costs. Global Forwarding total revenues and direct costs increased, driven by higher pricing and purchased transportation costs in ocean services in addition to volume increases across all global forwarding transportation services. The higher pricing and purchased transportation costs in ocean services were driven by the ongoing volatile market conditions discussed in the market trends section above, which significantly impacted carrier capacity and led to increased ocean freight rates in the nine months ended September 30, 2024. Additionally, disruptions in the ocean freight market have resulted in an increase in air freight tonnage, driven by ocean freight conversions in many trade lanes. These ocean freight conversions, coupled with heightened e-commerce demand out of North Asia and stronger peak season volumes compared to the prior year, have elevated air freight costs in certain trade lanes. The volatile market conditions in the nine months ended September 30, 2024, contrast with the weak demand, elevated capacity, and suppressed freight rates experienced in the same period in 2023.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits increased, driven by higher adjusted gross profits per shipment driven by the challenges facing the global forwarding market, which resulted in elevated pricing and volume increases compared to the weak demand experienced in the prior year. Air freight adjusted gross profits were essentially flat, as lower adjusted gross profits per metric ton shipped were mostly offset by an increase in metric tons shipped. The decrease in adjusted gross profits per metric ton shipped was driven by sharp increases to the cost of air freight in certain trade lanes compared to the prior year. Customs adjusted gross profits increased, driven by higher transaction volumes and an increase in adjusted gross profits per transaction.
Operating expenses. Personnel expenses increased primarily due to increased variable compensation reflecting the improved results relative to the prior year. This increase was partially offset by cost optimization efforts, including lower average employee headcount. Other SG&A expenses decreased, as the prior year included a $21.0 million loss related to the divestiture of our Argentina operations. Additionally, other SG&A expenses declined in the current year related to lower allocated corporate expenses and lower amortization expenses following the completion of amortization of intangible assets from a prior acquisition. These decreases were partially offset by a higher provision for credit losses as the prior year benefited from a reduction to the allowance for credit losses.
In addition to the above, Global Forwarding personnel expenses for the nine months ended September 30, 2024, included $5.9 million of severance and related personnel expenses. We also incurred $2.4 million of restructuring related other SG&A expenses in 2024. These expenses were both associated with our 2024 Restructuring Program. Personnel expenses for the nine months ended September 30, 2023, included $4.7 million of severance and related personnel expenses. Other SG&A expenses in the nine months ended September 30, 2023, included $21.2 million related to disposal and exit activities, including asset impairments. These expenses were associated with our 2022 Restructuring Program and the divestiture of our Argentina operations. Refer to Note 13, Restructuring, for further discussion related to our 2024 and 2022 Restructuring Programs. Refer to Note 14, Divestitures, for further discussion related to the divestiture of our Argentina operations.

All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Services segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% change	2024	2023	% change
Total revenues	$568,834	$535,015	6.3%	$1,694,411	$1,615,241	4.9%
Income (loss) from operations	(56,763)	(2,090)	N/M	(74,071)	(20,078)	N/M

Adjusted gross profits(1)
Robinson Fresh	36,708	31,083	18.1%	110,327	100,123	10.2%
Managed Services	27,949	29,427	(5.0)%	85,637	87,350	(2.0)%
Other Surface Transportation	15,296	17,936	(14.7)%	48,248	57,772	(16.5)%
Total adjusted gross profits	$79,953	$78,446	1.9%	$244,212	$245,245	(0.4)%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023
Total revenues and direct costs. Total revenues and direct costs increased driven by higher average pricing with retail customers and increased case volume with foodservice customers in our Robinson Fresh business. This increase was partially offset by a decline in European truckload volume in our Other Surface Transportation business resulting in a decline in total revenues and direct costs.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased due to an increase in integrated supply chain solutions for retail and foodservice customers. Managed Services adjusted gross profits decreased due to lower transaction volume. Other Surface Transportation adjusted gross profits decreased due to a decrease in adjusted gross profits per transaction in European truckload and a decrease in European truckload volumes.
Restructuring and divestiture expenses. Personnel expenses in the third quarter of 2024 included $1.2 million of severance and related personnel expenses primarily associated with our 2024 Restructuring Program. We also incurred $57.1 million of other SG&A expenses in the third quarter of 2024 that included a $57.0 million loss related to the planned divestiture of our Europe Surface Transportation business. Personnel expenses in the third quarter of 2023 included $0.6 million of severance and related personnel expenses. We also incurred $0.4 million of other SG&A expenses in the third quarter of 2023. These expenses were associated with our 2022 Restructuring Program and the divestiture of our Argentina operations. Refer to Note 13, Restructuring, for further discussion related to our 2024 and 2022 Restructuring Programs. Refer to Note 14, Divestitures, for further discussion related to the divestiture of our Europe Surface Transportation business and Argentina operations.
Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023
Total revenues and direct costs. Total revenues and direct costs increased driven by higher average pricing with retail customers and increased case volume with foodservice customers in our Robinson Fresh business. This increase was partially offset by a decline in European truckload pricing and volume in our Other Surface Transportation business resulting in a decline in total revenues and direct costs.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased due to an increase in integrated supply chain solutions for retail and foodservice customers. Managed Services adjusted gross profits decreased due to lower transaction volume. Other Surface Transportation adjusted gross profits decreased primarily due to a decrease in adjusted gross profits per transaction in European truckload and a decrease in European truckload volumes.

Restructuring and divestiture expenses. Personnel expenses in the nine months ended September 30, 2024, included $5.4 million of severance and related personnel expenses primarily associated with our 2024 Restructuring Program. We also incurred $60.6 million of other SG&A expenses in the nine months ended September 30, 2024, that included a $57.0 million loss related to the planned divestiture of our Europe Surface Transportation business. Personnel expenses in the nine months ended September 30, 2023, included $13.9 million of severance and related personnel expenses. We also incurred $1.3 million of other SG&A expenses in the nine months ended September 30, 2023. These expenses were associated with our 2022 Restructuring Program and the divestiture of our Argentina operations. Refer to Note 13, Restructuring, for further discussion related to our 2024 and 2022 Restructuring Programs. Refer to Note 14, Divestitures, for further discussion related to the divestiture of our Europe Surface Transportation business and Argentina operations.
LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (in thousands):

Description	Carrying Value as of September 30, 2024	Borrowing Capacity	Maturity
Revolving credit facility	$150,000	$1,000,000	November 2027
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables Securitization Facility (1)	489,729	500,000	November 2025
Senior Notes (1)	596,627	600,000	April 2028
Total debt	$1,561,356	$2,425,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.
We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, share repurchases or other investments.
Cash and cash equivalents totaled $142.7 million, including $11.0 million of cash and cash equivalents presented as assets held for sale related to the divestiture of our Europe Surface Transportation business as of September 30, 2024, and $145.5 million as of December 31, 2023. Cash and cash equivalents held outside the United States totaled $136.2 million as of September 30, 2024, and $142.8 million as of December 31, 2023.
We prioritize our investments to grow our market share and expand globally in key industries, trade lanes, and geographies, and to digitize our customer, carrier, and internal tools to support our organic growth. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.

The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023	% change
Sources (uses) of cash:
Cash provided by operating activities	$241,154	$684,615	(64.8)%

Capital expenditures	(59,099)	(67,975)
Sale of property and equipment	—	1,324
Cash used for investing activities	(59,099)	(66,651)	(11.3)%

Repurchase of common stock	—	(63,884)
Cash dividends	(220,256)	(218,942)
Net payments on debt	(20,000)	(391,000)
Other financing activities	56,012	22,307
Cash used for financing activities	(184,244)	(651,519)	(71.7)%
Effect of exchange rates on cash and cash equivalents	(653)	(6,708)
Net change in cash and cash equivalents, including cash and cash equivalents classified within assets held for sale	$(2,842)	$(40,263)
Cash flow from operating activities. Our operating cash flows benefited in the prior year from declining freight rates in ocean and truckload services, which resulted in a decrease in net operating working capital and drove strong operating cash flow. In the current year, freight rates in ocean services have increased resulting in an increase in net operating working capital driving a decline in operating cash flows in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. We continue to closely monitor credit and collections activities and the quality of our accounts receivable balance to minimize risk as well as work with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.
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
Cash used for financing activities. Net repayments on debt in the nine months ended September 30, 2024, and the nine months ended September 30, 2023, were primarily to reduce the outstanding balance on the Receivables Securitization Facility and our revolving credit facility. No shares were repurchased in the nine months ended September 30, 2024. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions. Over the long term, we remain committed to our quarterly dividend and share repurchases to enhance shareholder value. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. We may seek to retire or purchase our outstanding Senior Notes through open market cash purchases, privately negotiated transactions or otherwise.
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
As of September 30, 2024, we were in compliance with all of the covenants under our debt agreements.
Recently Issued Accounting Pronouncements
Refer to Note 1, Basis of Presentation, contained in this Quarterly Report and in the company's 2023 Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the company's 2023 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of September 30, 2024, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the company’s 2023 Annual Report on Form 10-K for a discussion on the company’s market risk. As of September 30, 2024, there were no material changes in market risk from those disclosed in the company’s 2023 Annual Report on Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
(b) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about company purchases of common stock during the quarter ended September 30, 2024:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2024 - July 31, 2024	20,330	$88.13	—	6,763,445
August 1, 2024 - August 31, 2024	18,504	98.80	—	6,763,445
September 1, 2024 - September 30, 2024	4,475	105.85	—	6,763,445
Third Quarter 2024	43,309	$94.52	—	6,763,445
________________________________
(1) The total number of shares purchased based on trade date includes: (i) no shares of common stock purchased under the authorization described below; and (ii) 43,309 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(2) In December 2021, the Board of Directors increased the number of shares authorized for repurchase by 20,000,000 shares. As of September 30, 2024, there were 6,763,445 shares remaining for future repurchases. Repurchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:
On August 9, 2024, Michael Castagnetto, the Company’s President of North America Surface Transportation, adopted a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Castagnetto Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s common stock. The Castagnetto Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Castagnetto Rule 10b5-1 Plan provides for the potential sale of up to 55,495 shares of the Company’s common stock, including upon the exercise of vested stock options for shares of the Company’s common stock, so long as the market price of the Company’s common stock is higher than the certain minimum threshold prices specified in the Castagnetto Rule 10b5-1 Plan, between November 11, 2024 and March 31, 2025.
On August 29, 2024, Ben Campbell, the Company’s Chief Legal Officer and Secretary, adopted a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Campbell Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s common stock. The Campbell Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Campbell Rule 10b5-1 Plan provides for the potential sale of up to 25,976 shares of the Company’s common stock, including upon the exercise of vested stock options for shares of the Company’s common stock, so long as the market price of the Company’s common stock is higher than the certain minimum threshold prices specified in the Campbell Rule 10b5-1 Plan, between November 27, 2024 and January 31, 2025.
ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this Quarterly Report:

4.1
Fourth Amendment to the Receivables Purchase Agreement, dated October 14, 2024, by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, and the various conduit purchasers, committed purchasers and purchaser agents, and administrative agents

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended September 30, 2024, formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the company for the period ended September 30, 2024, formatted in Inline XBRL (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 1, 2024.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ David P. Bozeman
David P. Bozeman
Chief Executive Officer

By:	/s/ Damon J. Lee
Damon J. Lee
Chief Financial Officer