Form 10-K
period 2024-12-31
C. H. ROBINSON WORLDWIDE, INC.
filed 2025-02-14
CIK 1043277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2024, was $10,299,490,294 (based upon the closing price of $88.12 per common share on that date as quoted on The Nasdaq Global Select Market).
As of February 12, 2025, the number of shares outstanding of the registrant’s common stock, par value $0.10 per share, was 118,705,622.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its 2025 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III.

C.H. ROBINSON WORLDWIDE, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2024

PART I
ITEM 1. BUSINESS
Overview
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest global logistics providers in the world, with consolidated total revenues of $17.7 billion in 2024. We deliver logistics like no one else. Companies around the world look to us to reimagine supply chains, advance freight technology and solve logistics challenges—from the simple to the complex. We are grounded in our promise to deliver exceptional customer success, using our expertise, scale and tailored solutions to help customers navigate increasingly complex global supply chains.
Operating throughout North America, Europe, Asia, Oceania, South America, and the Middle East, we help ensure the seamless delivery of goods across industries and continents. Our global suite of multimodal logistics services brings together the expertise of our people with custom technology differentiated by one of the largest datasets on shipments, routings, and carriers in the world. The Robinson Operating Model is the foundation of our strategy, execution, and accountability throughout the organization. Rooted in Lean principles, it has elevated our team and leaders to focus on accelerated opportunity identification and operational effectiveness in delivering value to our customers. Leveraging our rich datasets supported by the framework of the Robinson Operating Model, our culture has embraced a disciplined approach to continuous improvement and speed of decision making.
As one of the world’s largest logistics platforms, our proprietary technology connects 83,000 customers and 450,000 carriers. We work closely with a global network of transportation companies, including contracted motor carriers, railroads, and ocean and air carriers. We utilize those relationships to efficiently and cost-effectively arrange the transport of our customers’ freight. In 2024, our customers trusted us to manage approximately 37 million shipments and $23 billion in freight. As an integral part of our transportation services, we also provide a wide range of value-added logistics services, such as freight consolidation, drop trailer, cross-border logistics, customs brokerage and trade compliance, supply chain consulting and design, and fully managed third-party logistics (“3PL”) and fourth-party logistics (“4PL”) solutions.
Our global team of supply chain experts, differentiated technology, and integrated product portfolio across ocean, air, rail, and truck shipping bring unique value to the marketplace. Our global perspective across all links in the supply chain are critical in supporting shippers through market volatility and global supply chain disruptions. We are also a key driver of digital transformation in our industry. Our innovations with artificial intelligence (“AI”), machine learning, and data science benefit our customers and help power our growth strategy. We are expanding the use of generative AI in our industry, creating proprietary technology to perform work that defied automation for decades. Our customers get better service, faster speed-to-market and more cost savings, while our people are freed from repetitive, mundane tasks so they can focus on more strategic work. Our enhancements to our dynamic costing and pricing models are key contributors to expanding our operating margins and growing volume and market share.
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
Segment information. We have two reportable segments, North American Surface Transportation (“NAST”) and Global Forwarding, with our remaining operating segments reported as All Other and Corporate. The All Other and Corporate segment includes Robinson Fresh, Managed Solutions, Other Surface Transportation outside of North America, and other miscellaneous revenues and unallocated corporate expenses. See additional disclosure in Note 8, Segment Reporting, to our consolidated financial statements.
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
In November 2024, we launched C.H. Robinson Managed Solutions™ to address a growing gap in the marketplace for shippers wanting seamless access to 4PL services, 3PL, managed transportation and Transportation Management Services (“TMS”) technology from one provider. Consulting services, logistics optimization, and day-to-day logistics management services formerly offered through our TMC division are now offered through Managed Solutions.
Other Surface Transportation revenues are primarily earned by our Europe Surface Transportation operating segment. Europe Surface Transportation provides transportation and logistics services, including truckload and LTL transportation services, across Europe. The sale of our Europe Surface Transportation business was announced in July 2024 and closed in February 2025.
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
We provide the following transportation and logistics services:
•Truckload: Through our contracts with motor carriers, we have access to dry vans, temperature controlled vans, flatbeds, and bulk capacity. Through the use of our proprietary Navisphere platform®, we connect our customers with contracted motor carriers that specialize in their transportation lanes and product types, and we help contracted motor carriers optimize the usage of their equipment.
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
•Other Logistics Services: We provide intermodal transportation service, which is the shipment of freight in containers or trailers by a combination of truck and rail. In addition, we provide fee-based Managed Solutions, warehousing services, and other services.
Customers communicate their freight needs, typically on an order-by-order basis, to the C.H. Robinson team responsible for their account, either directly or through highly automated connections established between Navisphere and the customers’ transportation management system. The C.H. Robinson team then ensures all necessary information regarding each shipment is available in Navisphere. We utilize the information from Navisphere and other available sources to select the best contracted carrier based on factors such as their service score, equipment availability, freight rates, and other relevant factors.

Once the contracted carrier is selected, we receive the contracted carrier’s commitment to provide the transportation. During the time when a shipment is executed, we connect frequently, either electronically or manually, with the contracted carrier to track the status of the shipment to meet the unique needs of our customers.
For most of our transportation and logistics services, we are a service provider. By accepting the customer’s order, we accept certain responsibilities for transportation of the shipment from origin to destination. The carrier’s contract is with us, not the customer, and we are responsible for prompt payment of freight charges. In cases where we have agreed to pay for claims for damage to freight while in transit, we pursue reimbursement from the contracted carrier for the claims. In our Managed Solutions business, we are often acting as the shipper’s agent. In those cases, the carrier’s contract is typically with the customer, and we collect a fee for our services.
As a result of our logistics capabilities, our technology, our global suite of services, and integrated modes of transportation, some of our customers have us handle all, or a substantial portion, of their freight transportation needs. Our employees price our services to provide a profit to us for the totality of services performed for the customer. Our services to the customer may be priced on a spot market, or transactional basis, or prearranged contractual rates. Most of our contractual rate commitments are for one year or less and allow for renegotiation. As is typical in the transportation industry, most of these contracts do not include specific volume commitments. When we enter into prearranged rate agreements for truckload services with our customers, we usually have fuel surcharge agreements that allow for fuel to primarily act as a pass-through cost, in addition to the underlying linehaul portion of the rate.
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
While providing day-to-day transportation services, our employees often identify opportunities for additional logistics services as they become more familiar with our customers’ daily operations and the nuances of our customers’ supply chains. We offer a wide range of logistics services on a global basis that reduce or eliminate supply chain inefficiencies. We analyze customers’ transportation rate structures, modes of shipping, and carrier selection. We identify opportunities to consolidate shipments for cost savings. We suggest ways to improve operating and shipping procedures and manage claims. We help customers minimize storage through transloading, crossdocking, drop trailer and other flow-through operations. Many of these services are provided in connection with providing the freight transportation, based on the nature of the customer relationship. Our breadth of value-added services also includes supply chain consulting and design, emissions analytics, customs brokerage and compliance, project logistics, warehousing, and cargo insurance—for which we are usually paid separately.
We have broadened our relationship with many of our customers by emphasizing integrated logistics solutions, resulting in our management of a greater portion of their supply chains. We often serve our customers through specially created teams and through multiple locations. Our transportation and logistics services are provided to numerous international customers through our worldwide network.
Transportation services accounted for approximately 95 percent of adjusted gross profits in 2024 and 2023 and 97 percent of adjusted gross profits in 2022. Adjusted gross profits is a non-GAAP financial measure calculated as total revenues less the total of purchased transportation and related services and the cost of purchased products sourced for resale. For additional information, see Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The table below shows our adjusted gross profits by transportation mode, for the years ended December 31 (in thousands):

	2024	2023	2022	2021	2020
Truckload	$1,072,691	$1,039,079	$1,561,310	$1,280,629	$1,071,873
LTL	572,169	550,373	632,116	523,365	457,290
Ocean	519,970	420,883	729,839	711,223	350,094
Air	135,901	123,470	198,166	225,286	151,443
Customs	107,480	97,096	107,691	100,539	87,095
Other Logistics Services	225,599	255,735	251,547	210,958	195,159
Total	$2,633,810	$2,486,636	$3,480,669	$3,052,000	$2,312,954

Sourcing
Since we were founded in 1905, we have been in the business of sourcing fresh produce. Much of our logistics expertise can be traced to our significant experience in handling produce and other perishable commodities. Because of its perishable nature, produce must be rapidly packaged, carefully transported within tight timetables, usually in temperature controlled equipment, and quickly distributed to replenish high-turnover inventories maintained by our customers. In many instances, we consolidate an individual customer’s produce orders into truckload quantities at the point of origin and arrange for transportation of the truckloads, often to multiple destinations. Our sourcing customer base includes grocery retailers, restaurants, foodservice distributors, and produce wholesalers.
Our sourcing services include inventory forecasting and replenishment, brand management, and category development services. We have various national and regional branded produce programs, including both proprietary brands and nationally licensed brands. These programs contain a wide variety of high quality, fresh bulk, and value-added fruits and vegetables. These brands have expanded our market presence and relationships with many of our retail customers. We have also instituted quality assurance and monitoring programs as part of our branded and preferred grower programs. Sourcing accounted for approximately five percent of our adjusted gross profits in 2024 and 2023 and three percent of our adjusted gross profits in 2022.
Customer Relationships
We work to establish long-term relationships with our customers and to increase the amount of business done with each customer by providing them with a full range of logistics services and people on whom they can rely. During 2024, we served 83,000 customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries. During 2024, our largest customer accounted for approximately two percent of our consolidated total revenues.
We seek additional business from existing customers and pursue new customers based on our knowledge of the marketplace, our unique information advantage, and the range of logistics services we can provide. We believe our account management disciplines, expertise, tailored solutions, and technology enable our employees to better serve our customers by combining a broad knowledge of logistics and market conditions with a deep, data-driven, understanding of the specific supply chain issues facing individual customers and specific industries.
Markets and Resources
Competition
The transportation services industry is highly competitive and fragmented. We compete against traditional and non-traditional logistics companies, including transportation providers that own equipment, third-party freight brokers, technology matching services, internet freight brokers, carriers offering logistics services, on-demand transportation service providers, NVOCCs, IACs, and freight forwarders. We also buy from and sell transportation services to companies that compete with us.
In our sourcing business, we compete with produce brokers, produce growers, produce marketing companies, produce wholesalers, and foodservice buying groups. We also buy from and sell produce to companies that compete with us.

We often compete with respect to price, scope of services, or a combination thereof, but believe that our most significant competitive advantages are:
•People and relationships: Our knowledgeable, dedicated, and empowered people act as an extension of our customers’ teams to innovate and execute their supply chain strategies. Our large number of unique, strong relationships provide global connections and valuable market knowledge;
•Global suite of services: A wide and integrated selection of services and products provide our customers with consistent capacity and service levels;
•Scale: Our customers leverage our significant capacity, broad procurement options, global data insights, and substantial shipment volumes for better efficiency, service, and marketplace advantages;
•Data, products, and technology: The combination of our expertise, scale and tailored solutions gives our technology an edge. We have one of the largest datasets of shipments, routings, and carriers in the world. Generative AI is especially powerful in our hands, helping us unlock the value in our vast amount of unstructured data and create new proprietary technology that leads the industry forward. We use our data and data analysts to drive smarter solutions and products for our customers. Our proprietary Navisphere platform provides agility, flexibility, global visibility, easy integration, broad connectivity, and advanced security;
•Network: Our combination of global capability, regional and local expertise, and scale gives our customers a strategic advantage in supply chain execution;
•Process: Proven processes and tailored solutions combine strategy with practical experience for customized action plans that succeed in the real world; and
•Stability: Our customers and our contract carriers rely on us to support critical elements of their business. Our financial strength, discipline, and consistent track record of success are a key foundation of our ability to sustainably meet their needs.
Proprietary Information Technology and Intellectual Property
Our technology brings the value of artificial intelligence, machine learning, data science, and analytics to our customers in order to help solve their most complex logistics challenges and drive the industry forward. With approximately 900 data scientists, engineers, and developers, we continue to make smart, talent-focused investments globally in this critical area and continue to build the next generation of tools and processes that change how supply chains function.
Our operations primarily use Navisphere, our global, multimodal transportation management system. It is essential for serving our customers and contract carriers and for managing our business. Most of our global network operates on Navisphere, using it to match customer needs with supplier capabilities, to collaborate, and to access centralized support resources to complete all facets of a transaction. In 2024, we managed approximately 37 million shipments for 83,000 customers utilizing the more than 450,000 contract carriers on our platform.
Navisphere and our other technology help our employees service customer orders, select the optimal mode of transportation, build and consolidate shipments, identify appropriate carriers, and manage exceptions, all based on customer-specific service parameters. Our data estate and scale provide our organization with the business intelligence to support decision-making in all areas of our business.
Navisphere gives customers one place to purchase, manage, and track their freight transportation around the world. It allows them to communicate worldwide with parties in their supply chain across languages, currencies, and continents. Navisphere also offers sophisticated business analytics, artificial intelligence, and data-driven tools to improve supply chain performance and meet increasing customer demands, including the following:
•Our advanced visibility tools allow our customers to see their freight across all modes and services globally in a single view. Details of shipment contents, shipment status, disruptions to shipments, and resulting adjustments to estimated time of arrival using artificial intelligence are provided for the customer to manage their supply chain exceptions. Collaboration, intelligent notifications, and performance scorecards allow customers to manage their supply chain and identify inefficiencies.
•Navisphere Insight™ uses data science to turn customers’ raw freight data into valuable insights, surfacing trends in transportation performance and spend that can be used for decision-making in real time or over time. Analysis is provided down to the shipment and order level.

•Navisphere Optimizer™ helps customers minimize the travel time, distance, and total miles of their freight, while maximizing their trailer utilization and savings. It is used during the transportation planning process and dynamically selects the right route with the right mode and right carrier on the right day.
Navisphere is also integrated into 38 third-party transportation management systems and/or enterprise resource planning systems, allowing our dynamic pricing engine to directly deliver real-time quotes to customers when they have freight to be picked up or delivered. This eliminates the need for our customers to shop around and provides them an automated solution.
Enhancements to our dynamic costing and pricing models allow us to react to market signals more quickly and accurately. Through a combination of more inputs, an upgraded algorithm, and greater configurability, these proprietary data science models serve to optimize our purchasing of shipping capacity and the price we offer our customers.
We continue to drive digital transformation in our industry. Using generative AI and large language models, we have created proprietary technology that automates steps across the lifecycle of a shipment: from giving customers a price quote, to accepting a load, to setting appointments for pickup and delivery, to checking on the load in transit. Transactions are performed in seconds, giving customers greater efficiency, speed-to-market, and cost savings while improving employee productivity, as measured by shipments per person per day.
Some of the other industry-first tools we’ve launched include:
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
Navisphere Carrier™ (“Navisphere Carrier”) provides contracted motor carriers access to the functionality necessary to efficiently manage their relationships with C.H. Robinson. Contracted motor carriers can search and book available freight, provide online status updates, keep track of receivables, and upload scanned documentation. Many of our contracted motor carriers’ favorite features of Navisphere Carrier are also available through our Navisphere Carrier mobile application for Android® and iOS® mobile operating systems.
Freightquote® by C.H. Robinson (“Freightquote”) is a web-based, mobile-responsive offering designed to streamline the shipping process for small business customers, allowing the booking of freight without any shipping knowledge or expertise. Freightquote’s small business customers can go online with their smart phone, tablet, or computer to book their LTL or truckload freight, track shipments, get proactive notifications, and pay for transportation services with a credit card.
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
In 2024, more than 450,000 transportation providers were on our platform, the vast majority of which are contracted motor carriers. To strengthen and maintain our relationships with contracted motor carriers, our employees regularly communicate with them and try to assist them by increasing their equipment utilization, reducing their empty miles, and repositioning their equipment. To make it easier for contracted motor carriers to work with us, we have a policy of making contracted motor carrier invoice payments upon receipt of proof of delivery in accordance with our standard payment terms. For those contracted motor carriers that would like a faster payment, we also offer expedited payment upon receipt of proof of delivery in exchange for a discount, along with offering in-trip cash advances.

Contracted motor carriers provide access to dry vans, temperature controlled vans, flatbeds, and bulk capacity. These contracted motor carriers are of all sizes, including owner-operators of a single truck, small and mid-size fleets, private fleets, and the largest national trucking companies. Consequently, we are not dependent on any one contracted motor carrier. In 2024, our largest truck transportation provider was less than one percent of our total cost of transportation, and contracted motor carriers that had fewer than 100 trucks transported approximately 73 percent of our truckload shipments. Every U.S. and Canadian motor carrier we do business with is required to execute a contract that establishes the motor carrier is acting as an independent contractor. At the time the contract is executed, and thereafter, through subscriptions with a third-party service, we confirm that each U.S. contracted motor carrier is properly licensed and insured, has the necessary federally issued authority to provide transportation services, and can provide the necessary level of service on a dependable basis. Our motor carrier contracts require the contracted motor carrier issue invoices only to, and accept payment solely from, us for the shipments they transport under their contract with us and allow us to withhold payment to satisfy previous claims or shortages. Our standard contracts do not include volume commitments, and typically, the initial contract rate is modified each time we confirm an individual shipment with a contracted motor carrier.
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
We are subject to licensing and regulation as a property freight broker and are licensed by the U.S. Department of Transportation (“DOT”) to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. C.H. Robinson is also licensed under, and subject to regulation by, the Federal Maritime Commission (“FMC”) as an ocean transportation intermediary in the capacity as both a freight forwarder and NVOCC; we maintain separate bonds and licenses for each. We operate as a U.S. Department of Homeland Security certified IAC, providing air freight services, subject to commercial standards set forth by the International Air Transport Association (“IATA”) and federal regulations issued by the Transportation Security Administration (“TSA”). C.H. Robinson performs customs brokerage services pursuant to its customs brokerage license issued by U.S. Customs and Border Protection (“CBP”). As a licensed customs broker, C.H. Robinson has experience working with other government agencies that maintain jurisdiction over certain customs entries. We also hold customs trade partnership against terrorism (“CTPAT”) certification with CBP as both a customs broker and NVOCC.
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
As a publicly traded company and issuer of stock, we are subject to and maintain compliance with various anti-corruption and anti-bribery statutes such as the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010, and certain other foreign countries’ equivalent statutes or programs in the countries in which we operate.
We are subject to laws and regulations in the United States and other countries concerning the handling of personal information, including laws that require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information. These laws and regulations include, for example, the European General Data Protection Regulation and the California Consumer Privacy Act. Regulatory actions or litigation seeking to impose significant penalties could be brought against us in the event of a data breach or alleged non-compliance with such laws and regulations.
Human Capital
At C.H. Robinson, our employees connect the world and are the foundation of our success, creating value for our customers and contract carriers. They are supply chain experts and problem solvers who are committed to winning, and act as an extension of our customers’ teams. Our customers and contract carriers consistently cite our people as the number one reason for choosing C.H. Robinson.
Our employees bring our enterprise strategy and the Robinson Operating Model to life through The Robinson Way, a comprehensive culture framework encompassing our company purpose, customer promise, and behavioral advantages (Authentic, Persistent, Accountable, Curious, United). This framework emphasizes delivering exceptional service and high value through our expertise, scale and tailored solutions. We believe The Robinson Way offers a clear understanding for employees on how their roles contribute to the company’s success and provides a sense of purpose and direction. It emphasizes forging lasting relationships with integrity, honesty, and respect; committing to getting the job done right; owning successes and failures and learning from both; challenging the status quo; and working together to raise the bar. This framework not only aligns employees with the company’s strategic goals but also creates a high-performance culture of engagement, recognition, and continuous improvement, ultimately enhancing career growth and job satisfaction.
We attract, retain, and reward exceptional talent through our performance culture, which is grounded in our purpose, and a commitment to their career development and growth. As a service company, we know that to succeed and win in the market we need to provide a workplace environment where our people believe they are empowered to succeed, can grow and learn, and are proud to work.

We are a global company with a large and varied customer and contract carrier base. We work with 83,000 customers across a wide variety of industries, with 450,000 contract carriers on our platform. As of December 31, 2024, we had a total of 13,781 employees in 38 countries. Our employees speak 70 languages and encompass four generations in the workplace. An important part of our commercial success is that our workforce reflects the communities where we live, work, and draw top talent from, as well as our customers and contract carriers. We leverage the unique perspectives, skills, and experiences of our global network of supply chain experts to create a stronger, more innovative and successful team. This leads to better solutions for our customers, contract carriers, and growers; drives our competitive advantage in recruiting and retaining top talent; and enhances our high-performance culture.
Oversight and Governance

Our Board of Directors and Talent and Compensation Committee oversee our human capital management efforts. They receive regular updates from our Chief Human Resources and Environmental, Social, and Governance (“ESG”) Officer on key strategic initiatives, success measurements, and other relevant matters including hiring, retention, culture, employee engagement, succession planning, leadership, compensation, and benefits.
Our People
We lead the industry with a strong performance-driven team. We have 11,565 network employees, as presented below. The remaining employees support our network teams in Advanced Analytics and Data Science, Communications and Marketing, Finance, Human Resources, Legal, Product, and Technology and Engineering. Among our employees, 98 percent work full-time hours.

The following table illustrates our employee count by global region:

	North America	Europe	Asia and the Middle East	Oceania	South America	Total
Network employees	7,982	1,517	1,481	367	218	11,565
Shared services employees	1,541	416	208	24	27	2,216
Total Employees	9,523	1,933	1,689	391	245	13,781
Contingent workers	796	12	64	5	22	899
Talent Acquisition, Engagement, and Retention
C.H. Robinson attracts, engages, and retains top talent through our reputation for supply chain expertise, advanced technology, career opportunities, and our winning culture. We leverage proven recruitment marketing practices to increase talent brand awareness and drive high-quality applicant flow. We seek individuals who embody our behavioral advantages, are committed and driven, adaptable, team-oriented, and innovative problem solvers.
Generative AI has become a talent differentiator, starting with the hiring process. Candidates leveraging generative AI during interviews helps us identify continuous learners and innovators. Generative AI is rapidly enhancing our work, enabling our employees to create robust, meaningful, and actionable solutions.
Our employee turnover ratio in 2024, which is calculated as the number of employees who departed in the 12 months ended December 31, 2024, divided by the average number of employees in the 12 months ended December 31, 2024, was 23 percent. We actively drive retention by focusing on top drivers for our employees, including compensation, work-life balance, and career growth opportunities. This has enabled us to maintain a voluntary turnover rate of 13 percent, lower than companies of similar size and industry.
We regularly survey our employees and engage in focus groups to better understand what they value and how we can continuously enhance their experience. Our 2024 engagement survey generated a 70 percent engagement score. Strengths include manager capabilities, strong relationships, and understanding customer needs.
Onboarding and Development
We grow and develop our leaders and employees by offering opportunities for early-career individuals and seasoned experts to work on complex strategic projects for some of the world’s largest companies. Our talent model prioritizes growing talent and leaders, as their experience, knowledge, relationships, and expertise become increasingly valuable over time.
We have a strategic approach to developing great leaders, leveraging our scale, global footprint, and relationships. At C.H. Robinson, 78 percent of our people leaders have been with us for more than five years, and over half for more than 10 years. We identify strong talent early and have a defined success profile illustrating what excellence looks like at C.H. Robinson. We use data to measure leadership effectiveness and support our people with strong, knowledgeable leaders, optimized through our operating model, technology tools, and culture.
Our onboarding process provides employees with a clear understanding of our culture, strategic goals, and growth opportunities. It includes training on proprietary technology systems, customer service philosophy, company culture, and differentiating behaviors. Onboarding is followed by on-the-job training and regular performance and development conversations.
Throughout their careers, employees have access to a digital learning platform supporting ongoing development through a variety of in-person and virtual leadership development and skill building programs. They can explore potential roles and career paths through an online resource center, that houses resources about performance, development and support, and rewards for their work.
Wellness, Benefits, and Compensation
At C.H. Robinson, we take a comprehensive view of supporting our employees’ health and wellbeing. Our total rewards strategies support employees’ health, wealth, and self, incorporating market-competitive pay and comprehensive benefit programs for all global employees.
We deliver highly competitive and meaningful benefit programs designed to meet the needs of our global workforce. Our benefit programs include healthcare, retirement benefits, and an employee assistance program in various global locations, providing additional no-cost access to behavioral health benefits and counseling. Benefits are reviewed annually to ensure competitiveness and clarity, incorporating employee feedback to meet a variety of needs.
Our incentives line up with our company goals and are performance-based. Our incentives reinforce an ownership mentality and reward employees for providing excellent service to customers, growing market share, and expanding operating margins. Top leaders across the organization are on the same compensation plan to drive and reward enterprise performance. It is heavily weighted to rewarding outcomes. Currently, 54 percent of total compensation is variable and performance based, and one-third of total compensation is in equity to align with our shareholders. For employees at the desk who work with customers and carriers, and their leaders, incentives are balanced between volume and margin. Our compensation plans are designed to act as a catalyst for sustainable, profitable growth. We are increasing compensation transparency, which helps drive the connection between pay and performance and supports our goal of providing visibility to our employees about career path opportunities in the organization.
Our equity compensation program is an important part of how we stay competitive from a total compensation perspective, as it incentivizes and rewards leadership for sustained enterprise performance. We heavily promote an ownership mentality as it’s important our people feel deeply invested in the company’s success. In our equity program, we grant equity to about 10 percent of our employees. Additionally, 32 percent of eligible employees participate in our employee stock purchase plan. Both aspects contribute to our internal ownership being broad and deep. Refer to Note 6, Capital Stock and Stock Award Plans, to our consolidated financial statements for further discussion related to our equity award plan design.
Community Engagement
C.H. Robinson and the C.H. Robinson Foundation invest in organizations that support our people, strengthen our industry, and make a positive impact on communities around the globe. Through our company and the C.H. Robinson Foundation, we contributed more than $4 million to approximately 1,125 charities in 2024. Our community engagement work is also a key part of our culture, and our employees are proud to give back and make a difference through giving and volunteerism. In 2024, employees donated $1 million, including matching gifts through our Employee Match Program, and volunteered more than 10,000 hours to the organizations and causes they care about most.
We provide funding through multiple programs including strategic industry grants that help the supply chain and logistics industry thrive; Twin Cities grants that strengthen our headquarters community of Minneapolis-Saint Paul; and employee-driven philanthropy through Robinson Cares, our signature giving and volunteer program. Additionally, the company and the C.H. Robinson Foundation support disaster relief and humanitarian aid, an employee relief fund, and scholarship programs for our employees and our contract carriers.
Environmental Sustainability
We prioritize work that drives long-term growth for the business by aligning with our enterprise strategy and stakeholder needs. We focus our sustainability efforts in three areas: helping customers meet their sustainability goals, working to reduce our own greenhouse gas emissions, and contributing to advancements in sustainability within the transportation industry.
The C.H. Robinson business model is based on finding efficiencies and reducing waste across supply chains. Our scope and scale, combined with our supply chain experts and advanced technology, position us to help our customers report and reduce emissions to meet sustainability-related goals and comply with associated regulations. Additionally, Robinson Fresh focuses on reducing waste through innovative technologies and sustainable packaging options across our product portfolio.
We measure and report on our Scope 1, 2, and 3 emissions in our annual sustainability report. We set a science-aligned below 2°C goal to reduce our Scope 1 and 2 carbon intensity by 40 percent by 2025. In 2023, we announced that we met and exceeded our goal two years early.
As a leader in our industry, we collaborate with non-profit and academic institutions on supply chain sustainability topics, including sponsorship of research and participation in working groups focused on innovation within the transportation industry.
Additional information about our human capital management and environmental sustainability initiatives, goals, and achievements are available in the sustainability report available on our website; however, the sustainability report is not incorporated by reference in, and is not a part of, this Annual Report on Form 10-K.

Information about our Executive Officers
The Board of Directors designates the executive officers annually. Below are the names, ages, and positions of the executive officers as of February 14, 2025:

Name	Age	Position
David P. Bozeman	56	President and Chief Executive Officer
Michael Castagnetto	48	President of NAST
Angela K. Freeman	57	Chief Human Resources and ESG Officer
Damon Lee	47	Chief Financial Officer
Arun Rajan	56	Chief Strategy and Innovation Officer
Michael J. Short	54	President of Global Freight Forwarding
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
Michael Castagnetto became President of NAST in February 2024. Prior executive and management positions with the company include NAST Vice President of Customer Success from January 2023 to January 2024, Robinson Fresh President, from January 2020 to December 2022 and other management roles of increasing responsibility since 2013. Prior to these roles, Michael held various customer-facing roles within the company. He began his career with C.H. Robinson through the company’s acquisition of FoodSource, Inc., in 2005. He is a board member of the Angel Foundation. He holds a Bachelor of Arts from Saint Mary’s College of California.
Angela K. Freeman was named Chief Human Resources Officer in January 2015, and in October 2019, also became ESG Officer. She additionally serves as the Chair of the Board of the C.H. Robinson Foundation. Prior to her current roles, she served as Vice President of Human Resources from August 2012 to December 2014 and Vice President of Investor Relations and Public Affairs from January 2009 to August 2012. Previous positions at C.H. Robinson include Director of Investor Relations and Director of Marketing Communications. In addition to her responsibilities at C.H. Robinson, Angela currently serves on the Board of Directors of The Shyft Group, Inc., and on the Board of the University of North Dakota Alumni Association & Foundation. Prior to joining C.H. Robinson in 1998, Angela was with McDermott/O’Neill & Associates, a Boston-based public affairs firm. Angela holds a Bachelor of Arts degree and a Bachelor of Science degree from the University of North Dakota and a Master of Science degree from the London School of Economics.
Damon Lee was named Chief Financial Officer in June 2024. Previously, he served as Vice President and Chief Financial Officer of GE Commercial Engines and Services, the largest division of GE Aerospace, from August 2022 to May 2024, and as Vice President and Chief Financial Officer, Commercial Services of GE Aerospace from May 2021 to August 2022. Prior to joining GE Aerospace, Damon served as Vice President of Finance (CFO), Electrical Distribution Systems at Aptiv Corporation PLC from July 2018 to June 2021. He previously held positions of increasing responsibility at Precision Castparts Corp., Eaton Corporation plc, Newell-Rubbermaid (now Newell Brands Inc.), Ingersoll Rand Inc., and Mattel, Inc. Damon holds a Bachelor of Science degree and Master of Business Administration degree, both from Murray State University.
Arun Rajan was named Chief Strategy and Innovation Officer in June 2024. He previously served as the Company’s Chief Operating Officer from October 2022 to June 2024, leading the Product, Technology, Data Science, Analytics, and Marketing organizations at C.H. Robinson. Arun joined C.H. Robinson as Chief Product Officer in September 2021. Prior to joining C.H. Robinson, Arun was the Chief Technology Officer of Whole Foods Market, part of Amazon, from September 2019 to July 2021. Arun also held leadership positions at Zappos, an online retail company, through its acquisition by Amazon, serving as Chief Operating Officer from April 2015 to August 2019, Acting Chief Operating Officer from September 2014 to March 2015, and Chief Technology Officer from 2009 to 2013. Prior to Zappos, Arun’s leadership roles included serving as the Chief Technology Officer of One Kings Lane in San Francisco, Co-founder and Chief Technology Officer of New York City’s Intent Media, Chief Technology Officer of Travelocity Europe and LastMinute.com in London, and Co-Founder and Chief Technology Officer of ITRadar.com in Minneapolis, Minnesota. Arun holds a Bachelor of Science degree in Computer Science from Pittsburgh State University and a Master of Science degree in Information Systems Management from the University of Arizona.

Michael J. Short was named President of Global Freight Forwarding in May 2015. He joined C.H. Robinson through the company’s acquisition of Phoenix International in 2012 and is a veteran of the global forwarding industry. Prior to being named President of Global Freight Forwarding, Michael served as Vice President, Global Forwarding – North America. Prior to joining C.H. Robinson, he held a number of roles at Phoenix International, including Regional Manager, Sales Manager, and General Manager of the St. Louis office. He holds a Bachelor of Science degree from the University of Missouri.
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
Except for the historical information contained in this Form 10-K, the matters set forth in this document may be deemed to be forward-looking statements that represent our expectations, beliefs, intentions, or strategies concerning future events. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience or our present expectations, including, but not limited to, factors such as changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; fuel price increases or decreases, or fuel shortages; competition and growth rates within the global logistics industry that could adversely impact our profitability and ability to achieve our long-term growth targets; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; risks associated with seasonal changes or significant disruptions in the transportation industry; risks associated with identifying and completing suitable acquisitions; our dependence upon and changes in relationships with existing contracted truck, rail, ocean, and air carriers; risks associated with the loss of significant customers; risks associated with reliance on technology to operate our business; cybersecurity related risks; our ability to staff and retain employees; risks associated with operations outside of the United States; our ability to successfully integrate the operations of acquired companies with our historic operations or efficiently manage divestitures; climate change related risks; risks associated with our indebtedness; risks associated with interest rates; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with the potential impact of changes in government regulations including environmental-related regulations; risks associated with the changes to income tax regulations; risks associated with the produce industry, including food safety and contamination issues; the impact of changes in political and governmental conditions; changes to our capital structure; changes due to catastrophic events; risks associated with the usage of artificial intelligence technologies; risks associated with cybersecurity events; and other risks and uncertainties, including those described in Item 1A, Risk Factors. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update these statements in light of subsequent events or developments.

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
•Decrease in volumes: A reduction in overall freight volumes in the marketplace may reduce our opportunities for growth. A significant portion of our freight is comprised of transactional or spot market opportunities. The market may be impacted by supply chain disruptions or overall economic conditions. In addition, if a downturn in our customers’ business cycles causes a reduction in the volumes of freight shipped by those customers, particularly in the retail, food, beverage, automotive, industrial, manufacturing, housing, chemicals, or technology industries, our operating results could be adversely affected.
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
•geopolitical factors that may limit the availability of certain carriers;
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

Company risk factors
We rely on technology to operate our business, with the majority of our operating systems developed internally and supplemented by third-party technology, which may subject us to cybersecurity events and disruptions. Our continued success depends on the effective operation and adaptation of these systems to meet the evolving needs of our customers and users. The automation of existing processes and the use of third-party technology and cloud network capacity may increase our exposure to cybersecurity risks and system availability reliance. We depend on our technology staff and third-party vendors to implement changes and maintain our systems efficiently. Failure to maintain, protect, and enhance our operating systems could result in a competitive disadvantage and loss of customers.
We process and maintain confidential, proprietary, personal, and sensitive information, including financial and business data. Our information technology systems, devices, storage, and applications, as well as those maintained by third-party providers, are vulnerable to damage, disruptions, and shutdowns due to cyberattacks, ransomware, malware, phishing, denial of service attacks, and other unauthorized access attempts. These incidents have occurred in the past and may happen again, potentially causing material service outages, inappropriate access, or other significant business interruptions. The frequency and sophistication of cyberattacks have increased globally, making it challenging to anticipate and prevent such events or mitigate their effects. Additionally, we may not immediately detect these incidents.
Given the interconnected nature of the supply chain and our significant industry presence, we may be an attractive target for cyberattacks. Many aspects of our operations depend on third-party networks and systems, which are also susceptible to cyber risks. While we have dedicated resources for security, privacy, and incident response, our processes may not be adequate to prevent or limit harm or to remediate incidents promptly.
A failure to prevent a cyberattack that impacts the performance, reliability, security, and availability of our systems could result in service interruptions, operational difficulties, inability to retain or attract customers, loss of revenues or market share, expose us to legal claims and government actions, liability to customers, reputational damage, and increased service and maintenance costs. Addressing these issues could be costly, and our insurance coverage may not be sufficient to cover all liabilities. These impacts could adversely affect our financial condition, results of operations, and growth prospects.
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
•different liability standards;
•intellectual property laws of countries that do not protect our rights in our intellectual property, including but not limited to, our proprietary information systems, to the same extent as the laws of the United States;
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
We derive a significant portion of our total revenues and adjusted gross profits from our largest customers. During 2024, our top 100 customers based on total revenue comprised approximately 34 percent of our consolidated total revenues and our top 100 customers based on adjusted gross profits comprised approximately 27 percent of our consolidated adjusted gross profits. Our largest customer comprised approximately two percent of our consolidated total revenues. The sudden loss of major customers could materially and adversely affect our operating results.
We may be subject to the negative impacts of climate change, which could adversely impact our business and financial results. The potential impacts of climate change may subject us to various risks, including:
•physical risks such as extreme weather conditions or other types of weather events, which could disrupt our operations;
•compliance costs and transition risks such as increased regulation on us and on our contracted transportation providers; and
•reputational and strategic risks due to shifts in customer demands such as customers requiring more fuel-efficient transportation, autonomous transportation modes, or increased transparency to carbon emissions in their supply chains.
Such impacts may disrupt our operations by adversely affecting our ability to procure services that meet regulatory or customer requirements and may negatively affect our results of operations, cash flows, and financial condition.
We may have difficulties integrating acquired companies or efficiently managing divestitures. For acquisitions, success depends upon efficiently integrating the acquired business into our existing operations. If we complete a large acquisition or multiple acquisitions within a short period of time, we may experience heightened difficulties integrating the acquired companies. We are required to integrate these businesses into our internal control environment, which may present challenges that are different than those presented by organic growth and that may be difficult to manage. If we are unable to successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, our business, prospects, results of operations, financial position, and cash flows could be materially and adversely affected.

Divestiture activity poses risks, and success depends upon efficiently managing the transition process. Failure to do so includes potential risks including disruption to our core operations, failure to deliver the anticipated value for shareholders, diverting management’s attention from other strategic initiatives, negative impacts on our customer and carrier relationships, and the loss of key employees. The inability to successfully manage these risks may result in higher operating expenses, lost revenues, or other negative effects on earnings and our financial results.
Our growth and profitability may not continue, or we may not achieve our long-term growth targets, which may result in a decrease in our stock price. There can be no assurance that our long-term growth targets will be achieved or that we will be able to effectively adapt our management, administrative, and operational systems to respond to any future growth. Future changes in and expansion of our business, or changes in economic or political conditions, could adversely affect our operating margins. Slower or less profitable growth or losses could adversely affect our stock price.
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
Governmental, regulatory, and legal risk factors
Changes to income tax regulations in the United States and other jurisdictions where we operate may increase our tax liability. We are subject to income taxes in the United States and other jurisdictions where we operate. Changes to income tax laws and regulations in any of the jurisdictions where we operate could adversely affect our overall tax liability. The Organization for Economic Cooperation and Development (“OECD”) reached agreement among various countries to implement a minimum 15 percent tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Subsequently, multiple sets of administrative guidance have been issued. Many non-U.S. tax jurisdictions have either enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024, including the European Union Member States, with the adoption of additional components in later years, or announced their plans to enact legislation in future years. We are subject to these rules in certain jurisdictions in which we operate, and any expected tax impacts have been included in our results. As rules for more jurisdictions will become effective in 2025, we are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could impact our effective tax rate and tax liabilities. Given the numerous proposed tax law changes and the uncertainty regarding such proposed legislative changes, the impact of Pillar Two could adversely impact our effective tax rate, financial position, and results of operations.
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

In North America, as a property freight broker, we are not legally liable for loss or damage to our customers’ cargo. In our customer contracts, we may agree to assume cargo liability up to a stated maximum. We typically do not assume cargo liability to our customers above minimum industry standards in our international freight forwarding, ocean transportation, or air freight businesses on international or domestic air shipments. Although we are not legally liable for loss or damage to our customers’ cargo, from time to time, claims may be asserted against us for cargo losses. We maintain a broad cargo liability insurance policy to help protect us against catastrophic losses that may not be recovered from the responsible contracted carrier. We also carry various liability insurance policies, including automobile and general liability, with a $125 million umbrella with up to a $10 million retention, an additional $10 million corridor retention, and a $6.5 million retention in various layers throughout the umbrella.
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
We are subject to licensing and regulation as a property freight broker and are licensed by the DOT to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. For purposes of our Global Forwarding services, we are also subject to regulation by the FMC as an ocean freight forwarder and NVOCC, and we maintain separate bonds and licenses for each. We operate as a U.S. Department of Homeland Security certified IAC, providing air freight services, subject to commercial standards set forth by the IATA and federal regulations issued by the TSA. We provide customs brokerage services as a customs broker under a license issued by CBP, and we maintain CTPAT certification with CBP. Some customs entries fall within the jurisdiction of other authoritative governmental agencies (e.g., Food and Drug Administration, Fish and Wildlife Service, etc.). We also have and maintain other licenses as required by law.
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
United States Department of Homeland Security regulations applicable to our customers that import goods into the United States and our contracted ocean carriers can impact our ability to provide and/or receive services with and from these parties.

Enforcement measures related to violations of these regulations can slow and/or prevent the delivery of shipments, which may negatively impact our operations.
We cannot predict the impact future regulations may have on our business. Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating permits and licenses.
Our contracted transportation providers are subject to increasingly stringent laws protecting the environment, including transitional risks relating to climate change, which could directly or indirectly have a material adverse effect on our business. Future and existing environmental regulatory requirements, including evolving transportation technology, in the United States and abroad could adversely affect operations and increase operating expenses, which in turn could increase our purchased transportation costs. We may also incur expenses as a result of regulators requiring additional climate-related disclosures regarding our contracted transportation providers that may be labor-intensive to report on. Until the timing, scope, and extent of such possible regulation becomes finalized, we cannot predict its effect on our company, but if we are unable to pass such costs along to our customers, our business could be materially and adversely affected. Even without any new legislation or regulation, increased public concern regarding greenhouse gas emissions by transportation carriers could harm the reputations of companies operating in the transportation and logistics industries and shift consumer demand toward more locally-sourced products and away from our services.
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
We may be subject to negative impacts of catastrophic events. A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber attack, heightened security measures, actual or threatened terrorist attack, strike, civil unrest, pandemic, or other catastrophic event could cause delays in providing services or performing other critical functions. We are particularly vulnerable to these risks given the broad and global scope of our operations. A catastrophic event that results in the destruction or disruption of any of our critical business or information systems could harm our ability to conduct normal business operations and adversely impact our operating results.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
Our global reach and the ever-evolving threat landscape makes data security and privacy a critical priority for us. Our Chief Information Security Officer and their global cybersecurity team reports to our Chief Technology Officer and together, they are responsible for our network security, cybersecurity risk management processes, and business continuity. This team partners with leaders from all our global regions to align our cybersecurity risk management processes and strategic goals with our business priorities and ultimately mitigate cybersecurity risk at C.H. Robinson.
Our global cybersecurity team has experience and expertise with potential cybersecurity threats and supporting mitigation of the potential cybersecurity threats facing our organization and vulnerabilities facing our technology infrastructure. Our Director of Cybersecurity and Technology Risk Management has over a decade of experience leading cyber security oversight, and others on our global cybersecurity team have cybersecurity experience or certifications, such as the Certified Information Systems Security Professional, CompTIA, Offensive Security Certified Professional, Certificate of Cloud Security Knowledge, Global Information Assurance Certification, Certified Incident Handler certifications. We view cybersecurity as a shared responsibility, and we periodically perform simulations and tabletop exercises at a management level and incorporate external resources and advisors as needed. All employees are required to complete cybersecurity trainings at least once a year and have access to more frequent cybersecurity trainings. We also require employees in certain roles to complete additional role-based, specialized cybersecurity trainings. Program performance is reported to and monitored by senior leadership and the Audit Committee on a quarterly basis.
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
Our global cybersecurity team helps ensure the cybersecurity risks identified from the ERM program are incorporated into our overall cybersecurity program. Programs to address key cybersecurity risks have been put into place including layered coverage with focus areas and practices designed to address network and endpoint security, application security, and security operations. We also employ automated detection and event correlation techniques and alerting as well as integrate cyber threat intelligence into our processes. Our security operations center serves as the front line of these alerts and investigates and remediates threats as necessary. We also perform regular vulnerability assessments and penetration tests. Although it is difficult to determine the potential impacts from a cybersecurity incident, we may experience negative impacts such as reputational harm, inability to retain existing customers or attract new customers, exposure to legal claims and government action, among others. Previous attacks on our operating systems have not had a material financial impact on our operations, but we cannot guarantee future attacks will have little to no impact on our business. Furthermore, given the interconnected nature of the supply chain and our significant presence in the industry, we believe we may be an attractive target for such attacks. The impact of a cybersecurity incident may have a material adverse impact on our financial condition, results of operations, availability of our systems, and growth prospects, which makes cybersecurity risk management of critical importance to our organization.
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
We have processes and programs in place to meet our global compliance obligations and work with our employees and teams across the globe to ensure security and data protection principles are integrated into the way we do business every day. We utilize a set of controls that integrate guidance from the EU’s General Data Protection Regulations and align with the U.S. National Institute of Standards and Technology’s (“NIST”) framework. We undergo a regular independent assessment of our operational and strategic maturity across NIST controls and summary performance is shared with senior leadership including our board of directors. In addition, we submit to independent assessments by external parties, including System and Organizational Controls (“SOC”) 2 Type 2 audits, covering customer-facing and line-of-business applications to ensure all safeguards function as they should. These functions are also supported by internal compliance teams that perform additional layers of testing prior to SOC 2 Type 2 procedures.
Our Technology Continuity program follows industry standards for disaster recovery practices, including close alignment with ISO 27031:2011 and the Disaster Recovery Institute International’s Professional Practices. Our program includes multiple components that act as an additional line of defense—among them are regular functional recovery and tabletop exercises; cybersecurity exercises; protected backups for critical data; recovery time objectives; and recovery point objectives, including achievability metrics, application criticality tiering, program audit and maintenance, awareness and training, business impact analysis, and risk evaluation and controls.
Cybersecurity Governance
The Board of Directors is tasked with oversight of the Company’s cybersecurity, information governance, and privacy programs. The Audit Committee oversees our ERM program and receives semi-annual ERM updates, which include cyber-related risk items. In addition, our Audit Committee receives quarterly reports on cybersecurity from our Chief Technology Officer and our Director of Cybersecurity and Technology Risk Management. Our Director of Cybersecurity and Technology Risk Management and their global cybersecurity team has experience and expertise with potential cybersecurity threats and supporting mitigation of the potential cybersecurity threats facing our organization and vulnerabilities facing our technology infrastructure.
We have also established a cross-functional project team of subject matter experts from across the organization to quickly analyze, mitigate, and remediate potential cybersecurity incidents or vulnerabilities and comply with cybersecurity related reporting requirements. The details of any such cybersecurity incidents or threats are included in the quarterly reports to the Audit Committee.
ITEM 2. PROPERTIES
Our corporate headquarters are in Eden Prairie, Minnesota. The total square footage of our three buildings, all of which we own, in Eden Prairie is 224,000. This total includes a data center of approximately 18,000 square feet.
We lease approximately 210 office locations in 36 countries across North America, Europe, Asia, South America, Oceania, and the Middle East. We lease a 201,000 square foot facility in Kansas City, Missouri, with an expiration date of April 2032, and a 207,000 square foot facility in Chicago, Illinois, with an expiration date of August 2033. In addition, we lease warehouse space totaling approximately 4.3 million square feet in 26 locations primarily within the United States and a data center in Oronoco, Minnesota, of approximately 32,000 square feet.
Most of our offices and warehouses are leased from third parties under leases with initial terms ranging from one to 15 years. Our office locations range in space from 1,000 to 207,000 square feet. Because we are a global enterprise characterized by substantial intersegment cooperation, properties are often used by multiple business segments.
We continue to optimize our real estate footprint across the network in consideration of expected staffing levels and flexible work arrangements. In 2024, we had a restructuring initiative related to the rationalization of our facilities footprint including the consolidation, early termination, or abandonment of office buildings under operating leases. Refer to Note 14, Restructuring, for further detail on our 2024 Restructuring Program. We will continue to assess our facilities footprint in the future to ensure we have the appropriate real estate footprint based on our current level of operations. We have not had difficulty in obtaining sufficient office space and believe we can renew existing leases or relocate to new offices as leases expire, if deemed necessary.
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
On February 12, 2025, the closing sales price per share of our common stock as quoted on the Nasdaq Global Select Market was $97.55 per share. On February 10, 2025, there were 125 holders of record. On February 10, 2025, there were 289,082 beneficial owners of our common stock.
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

The following table provides information about company purchases of common stock during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 2024	2,182	$109.27	—	6,763,445
November 2024	10,184	106.69	—	6,763,445
December 2024	67,479	103.58	—	6,763,445
Fourth quarter 2024	79,845	$104.13	—	6,763,445
________________________________
(1)The total number of shares purchased includes: (i) no shares of common stock were purchased under the authorization described below; and (ii) 79,845 shares of common stock surrendered to satisfy statutory tax withholding obligations under our stock incentive plans.
(2)On December 9, 2021, the Board of Directors increased the company’s share repurchase authorization by an additional 20,000,000 shares of common stock. As of December 31, 2024, there were 6,763,445 shares remaining for future repurchases. Repurchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.

The graph below compares the cumulative 5-year total return of holders of C.H. Robinson Worldwide, Inc.’s common stock with the cumulative total returns of the S&P 500 index and the Nasdaq Transportation index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2019 to December 31, 2024.

	December 31,
	2019	2020	2021	2022	2023	2024
C.H. Robinson Worldwide, Inc.	$100.00	$123.02	$144.14	$125.27	$121.38	$149.17
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
Nasdaq Transportation	100.00	106.29	120.41	97.55	130.87	133.76
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest global logistics providers in the world, with consolidated total revenues of $17.7 billion in 2024. We deliver logistics like no one else. Companies around the world look to us to reimagine supply chains, advance freight technology, and solve logistics challenges—from the simple to the complex. We are grounded in our promise to deliver exceptional customer success, using our expertise, scale, and tailored solutions to help customers navigate increasingly complex global supply chains.
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

	Twelve Months Ended December 31,
	2024		2023		2022
Revenues:
Transportation	$16,353,745		$16,372,660		$23,516,384
Sourcing	1,371,211		1,223,783		1,180,241
Total revenues	17,724,956		17,596,443		24,696,625
Costs and expenses:
Purchased transportation and related services	13,719,935		13,886,024		20,035,715
Purchased products sourced for resale	1,240,007		1,105,811		1,067,733
Direct internally developed software amortization	44,308		33,620		25,487
Total direct costs	15,004,250		15,025,455		21,128,935
Gross profits/Gross profit margin	2,720,706	15.3%	2,570,988	14.6%	3,567,690	14.4%
Plus: Direct internally developed software amortization	44,308		33,620		25,487
Adjusted gross profits/Adjusted gross profit margin	$2,765,014	15.6%	$2,604,608	14.8%	$3,593,177	14.5%
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

	Twelve Months Ended December 31,
	2024	2023	2022

Total revenues	$17,724,956	$17,596,443	$24,696,625
Operating income	669,141	514,607	1,266,782
Operating margin	3.8%	2.9%	5.1%

Adjusted gross profit	$2,765,014	$2,604,608	$3,593,177
Operating income	669,141	514,607	1,266,782
Adjusted operating margin	24.2%	19.8%	35.3%

MARKET TRENDS
The North America surface transportation market continued to experience excess carrier capacity relative to shipper demand throughout 2024, which resulted in an oversupplied and very competitive market. These conditions are typically referred to as a soft market and resulted in transportation rates at, or near, the estimated cost to operate a truck for much of 2024. Although carrier capacity has begun exiting the market, it has been at rates much slower than is typically seen at this stage of the market cycle. One of the key metrics we use to measure market conditions is the truckload routing guide depth from our Managed Solutions business. Routing guide depth represents the average number of carriers contacted prior to acceptance when procuring a transportation provider. Average routing guide depth has remained low throughout 2024 and finished the year at 1.3, representing that on average, the first carrier in a shipper’s routing guide was executing the shipment in most cases. Average routing guide depth at the end of 2023 was 1.2 and held at that level before increasing slightly at the end of 2024.
The global forwarding market experienced significant volatility in 2024, impacted by re-routing, extended transit times, and improving demand. Most carriers avoided the Suez Canal for the majority of 2024 due to the Red Sea conflict, which increased transit times, straining global carrier capacity. Consequently, ocean freight rates have remained elevated compared to the prior year. Uncertainty remains on how the Red Sea conflict, along with geopolitical factors and new capacity entering the market, will impact the global forwarding market in 2025. The global air freight market has largely stabilized, although air freight costs remain elevated compared to the prior year. The elevated ecommerce export demand from Asia during much of 2024 resulted in the repositioning of air freight capacity to that trade lane, causing freighter capacity shortages in other trade lanes and driving up pricing in the market in certain trade lanes.
BUSINESS TRENDS
Our 2024 surface transportation results were largely consistent with the trends discussed in the market trends section and similar to trends experienced in the prior year. The weak freight demand and excess carrier capacity in the market resulted in most shipments moving under committed pricing agreements and suppressed freight rates on the limited number of shipments reaching the spot market for most of 2024. Despite these challenging market conditions, we were able to improve our adjusted gross profit per transaction in 2024 compared to 2023 as a result of disciplined pricing and capacity procurement efforts leading to better adjusted gross profits per transaction within our transactional portfolio. Our average truckload linehaul cost per mile, excluding fuel surcharges, decreased approximately 5.5 percent during 2024. Our average truckload linehaul rate charged to our customers, excluding fuel surcharges, decreased approximately 5.0 percent during 2024.
Our 2024 Global Forwarding results were largely consistent with the trends discussed above in the market trends section. We experienced elevated purchased transportation costs in 2024 compared to the prior year, resulting in increased total revenues and cost of purchased transportation in ocean services. In 2024, the global forwarding market faced disruptions that led to a significant rise in freight rates. This contrasts with 2023, which saw weak demand and elevated levels of capacity. These market dynamics resulted in a notable increase in both total revenues and cost of purchased transportation compared to the previous year. Our total ocean freight volumes increased 5.5 percent while our air freight tonnage increased 17.0 percent in 2024 compared to the prior year.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select 2024 year-over-year operating comparisons to 2023:
•Total revenues increased 0.7 percent to $17.7 billion, primarily driven by higher pricing and volume in our ocean services, partially offset by lower pricing and volume in our truckload services.
•Gross profits increased 5.8 percent to $2.7 billion. Adjusted gross profits increased 6.2 percent to $2.8 billion, primarily driven by higher adjusted gross profit per transaction in our truckload and ocean services.
•Personnel expenses decreased 0.6 percent to $1.5 billion, primarily due to cost optimization efforts and productivity improvements, partially offset by higher variable compensation and higher restructuring charges related to workforce reductions. Average employee headcount decreased 10.3 percent.
•Other selling, general, and administrative (“SG&A”) expenses increased 2.5 percent to $639.6 million, primarily due to a $44.5 million loss on the divestiture of our Europe Surface Transportation business. The prior year included

$19.6 million of charges, primarily related to the divestiture of our operations in Argentina. In addition, other SG&A expenses decreased across several expense categories in the current year.
•Income from operations totaled $669.1 million, up 30.0 percent from last year, due to an increase in adjusted gross profits, partially offset by the increase in operating expenses. Adjusted operating margin of 24.2 percent increased 440 basis points.
•Interest and other income/expenses, net totaled $89.9 million, which primarily consisted of $85.9 million of interest expense, which decreased $4.3 million versus last year due to a lower average debt balance. The current year results also included a $7.4 million net loss from foreign currency revaluation and realized foreign currency gains and losses.
•The effective tax rate for 2024 was 19.6 percent compared to 20.5 percent in 2023. The lower rate in the current year was driven by the impact of non-recurring discrete items and higher U.S. tax credits, partially offset by higher pre-tax income and lower foreign tax credits.
•Net income totaled $465.7 million, up 43.2 percent from a year ago. Diluted earnings per share increased 41.9 percent to $3.86.
CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Twelve Months Ended December 31,
	2024	2023	% change	2022	% change
Revenues:
Transportation	$16,353,745	$16,372,660	(0.1)%	$23,516,384	(30.4)%
Sourcing	1,371,211	1,223,783	12.0%	1,180,241	3.7%
Total revenues	17,724,956	17,596,443	0.7%	24,696,625	(28.7)%
Costs and expenses:
Purchased transportation and related services	$13,719,935	$13,886,024	(1.2)%	$20,035,715	(30.7)%
Purchased products sourced for resale	1,240,007	1,105,811	12.1%	1,067,733	3.6%
Personnel expenses	1,456,249	1,465,735	(0.6)%	1,722,980	(14.9)%
Other selling, general, and administrative expenses	639,624	624,266	2.5%	603,415	3.5%
Total costs and expenses	17,055,815	17,081,836	(0.2)%	23,429,843	(27.1)%
Income from operations	669,141	514,607	30.0%	1,266,782	(59.4)%
Interest and other expense	(89,937)	(105,421)	(14.7)%	(100,017)	5.4%
Income before provision for income taxes	579,204	409,186	41.6%	1,166,765	(64.9)%
Provision for income taxes	113,514	84,057	35.0%	226,241	(62.8)%
Net income	$465,690	$325,129	43.2%	$940,524	(65.4)%

Diluted net income per share	$3.86	$2.72	41.9%	$7.40	(63.2)%

Average employee headcount	14,386	16,041	(10.3)%	17,601	(8.9)%

Adjusted gross profit margin percentage(1)
Transportation	16.1%	15.2%	90 bps	14.8%	40 bps
Sourcing	9.6%	9.6%	— bps	9.5%	10 bps
Total adjusted gross profit margin	15.6%	14.8%	80 bps	14.5%	30 bps
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of the twelve months ended December 31, 2024, to the twelve months ended December 31, 2023. A similar discussion and analysis that compares the twelve months ended December 31, 2023, to the twelve months ended December 31, 2022, can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2023 Annual Report on Form 10-K filed with the SEC on February 16, 2024.
A reconciliation of our reportable segments to our consolidated results can be found in Note 8, Segment Reporting, in Part II, Financial Information of this Annual Report on Form 10-K.
Consolidated Results of Operations—Twelve Months Ended December 31, 2024 Compared to Twelve Months Ended December 31, 2023
Total revenues and direct costs. Total revenues and direct costs were essentially flat with the prior year with significant offsetting impacts from ocean and truckload services. Ocean transportation revenues and direct costs increased, driven by the volatile market conditions experienced in 2024, as discussed in the market trends section above, which significantly impacted carrier capacity and led to increased ocean freight rates. Conversely, truckload transportation revenues and direct costs decreased compared to the prior year. This decline in truckload pricing and purchased transportation costs was driven by the soft market conditions in surface transportation, characterized by an oversupply of carrier capacity throughout most of 2024. Our sourcing total revenue and direct costs increased, driven by higher average pricing with retail customers and increased case volume with foodservice customers.
Gross profits and adjusted gross profits. Our transportation adjusted gross profits increased due to higher adjusted gross profits per transaction in ocean and truckload services, in addition to increased volumes in our ocean service line. The higher adjusted gross profits per transaction in ocean services were driven by the challenges facing the global forwarding market, which resulted in elevated pricing. In truckload services, the increase was driven by the improved execution and disciplined pricing and capacity procurement efforts from our team within our transactional portfolio during 2024. Sourcing adjusted gross profits increased, driven by an increase in integrated supply chain solutions for retail and foodservice customers.
Operating expenses. Personnel expenses decreased, primarily due to cost optimization efforts including lower average employee headcount partially offset by higher variable compensation reflecting the improved results compared to the prior year. Other SG&A expenses increased primarily due to the divestiture of our Europe Surface Transportation business, which was partially offset by the impact of the divestiture of our Argentina operations in 2023 discussed below.
In addition to the above, our personnel expenses for 2024 included $24.1 million of severance and related personnel expenses related to our 2024 Restructuring Program. We also incurred $66.2 million in other SG&A expenses in 2024. These expenses were primarily due to a $44.5 million loss related to the divestiture of our Europe Surface Transportation business and $21.9 million related to our 2024 Restructuring Program.
Our personnel expenses for 2023 included $18.4 million of severance and related expenses related to our 2022 Restructuring Program. We also incurred $19.6 million of other SG&A expenses primarily related to the divestiture of our Argentina operations. Refer to Note 14, Restructuring, for further discussion related to our 2024 and 2022 Restructuring Programs. Refer to Note 15, Divestitures, for further discussion related to the divestiture of our Europe Surface Transportation business and Argentina operations.
Interest and other income/expense, net. Interest and other income/expense, net was $89.9 million, primarily consisted of $85.9 million of interest expense, which decreased $4.3 million compared to the prior year due to a lower average debt balance. The current year also included a $7.4 million unfavorable impact from foreign currency revaluation and realized foreign currency gains and losses. The prior year included a $24.4 million unfavorable impact from foreign currency revaluation and realized foreign currency gains and losses driven by a $16.4 million foreign currency loss related to the devaluation of the Argentine Peso.
Provision for income taxes. Our effective income tax rate was 19.6 percent in 2024 and 20.5 percent in 2023. The effective income tax rate for the twelve months ended December 31, 2024, was lower than the statutory federal income tax rate primarily due to the tax impact of U.S. tax credits and incentives and share-based payment awards, which reduced the effective tax rate by 5.3 percentage points and 1.8 percentage points, respectively. These impacts were partially offset by foreign tax credits and state income taxes, net of federal benefit, which increased the effective tax rate by 2.5 percentage points and 1.9 percentage points, respectively. The effective income tax rate for the twelve months ended December 31, 2023, was lower than the statutory federal income tax rate primarily due to the tax impact of foreign tax credits, U.S. tax credits and incentives, and the tax impact of share-based payment awards, which reduced the effective tax rate by 9.5 percentage points, 3.4 percentage points, and 2.7 percentage points, respectively. These impacts were partially offset by a higher tax rate on foreign earnings and the impact of a Section 199 domestic production activities settlement, which increased the effective tax rate by 5.8 percentage points and 4.7 percentage points, respectively.

NAST Segment Results of Operations

	Twelve Months Ended December 31,
(dollars in thousands)	2024	2023	% change	2022	% change
Total revenues	$11,727,539	$12,471,075	(6.0)%	$15,827,467	(21.2)%
Costs and expenses:
Purchased transportation and related services	10,086,344	10,877,221	(7.3)%	13,630,763	(20.2)%
Personnel expenses	669,611	662,037	1.1%	844,472	(21.6)%
Other selling, general, and administrative expenses	440,292	471,857	(6.7)%	518,930	(9.1)%
Total costs and expenses	11,196,247	12,011,115	(6.8)%	14,994,165	(19.9)%
Income from operations	$531,292	$459,960	15.5%	$833,302	(44.8)%

	Twelve Months Ended December 31,
	2024	2023	% change	2022	% change
Average employee headcount	5,696	6,469	(11.9)%	7,365	(12.2)%
Service line volume statistics
Truckload			(2.5)%		(4.5)%
LTL			2.5%		(2.0)%

Adjusted gross profits(1)
Truckload	$994,722	$943,674	5.4%	$1,463,363	(35.5)%
LTL	565,892	543,657	4.1%	626,744	(13.3)%
Other	80,581	106,523	(24.4)%	106,597	(0.1)%
Total adjusted gross profits	$1,641,195	$1,593,854	3.0%	$2,196,704	(27.4)%
________________________________
(1) Adjusted gross profits is a non-GAAP financial measure explained above.
Twelve Months Ended December 31, 2024 Compared to Twelve Months Ended December 31, 2023
Total revenues and direct costs. NAST total revenues and direct costs decreased, driven by lower pricing and purchased transportation costs and a decline in volume in truckload services. The lower pricing and purchased transportation costs in truckload services were driven by the soft market conditions experienced throughout 2024 as the market remained in a prolonged stage of oversupplied carrier capacity. These declines were partially offset by increased revenues and direct costs in LTL services driven by increased volumes.
Gross profits and adjusted gross profits. NAST adjusted gross profits increased, driven by truckload services due to higher adjusted gross profits per transaction partially offset by a decline in truckload service volumes. This improvement was driven by improved execution and disciplined pricing and capacity procurement within our transactional portfolio in 2024. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, decreased approximately 5.0 percent. Our truckload linehaul cost per mile, excluding fuel surcharges, decreased approximately 5.5 percent. Additionally, LTL services adjusted gross profits per transaction increased, driven by the improved execution and disciplined pricing efforts across our portfolio, in addition to an increase in volumes. NAST other adjusted gross profits decreased, primarily due to a decline in warehousing and intermodal adjusted gross profits.
Operating expenses. NAST personnel expenses increased, driven by an increase in variable compensation reflecting the improved results compared to the prior year. This increase was partially offset by cost optimization efforts, including lower average employee headcount in addition to lower allocated corporate expenses.
In addition to the above, NAST personnel expenses for 2024 included $10.2 million of severance and related personnel expenses. We also incurred $6.9 million in other SG&A expenses in 2024. These expenses were both associated with our 2024 Restructuring Program. Personnel expenses for 2023 included $1.1 million of severance and related personnel expenses associated with our 2022 Restructuring Program. Refer to Note 14, Restructuring, for further discussion related to our 2024 and 2022 Restructuring Programs.

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
Global Forwarding Segment Results of Operations

	Twelve Months Ended December 31,
(dollars in thousands)	2024	2023	% change	2022	% change
Total revenues	$3,805,018	$2,997,704	26.9%	$6,812,008	(56.0)%
Costs and expenses:
Purchased transportation and related services	3,002,469	2,308,339	30.1%	5,728,535	(59.7)%
Personnel expenses	371,576	366,464	1.4%	414,690	(11.6)%
Other selling, general, and administrative expenses	218,497	237,071	(7.8)%	219,419	8.0%
Total costs and expenses	3,592,542	2,911,874	23.4%	6,362,644	(54.2)%
Income from operations	$212,476	$85,830	147.6%	$449,364	(80.9)%

	Twelve Months Ended December 31,
	2024	2023	% change	2022	% change
Average employee headcount	4,678	5,222	(10.4)%	5,712	(8.6)%
Service line volume statistics
Ocean			5.5%		(5.0)%
Air			17.0%		(6.5)%
Customs			4.5%		(8.5)%

Adjusted gross profits(1)
Ocean	$519,878	$420,826	23.5%	$729,453	(42.3)%
Air	134,289	121,978	10.1%	195,191	(37.5)%
Customs	107,485	97,095	10.7%	107,691	(9.8)%
Other	40,897	49,466	(17.3)%	51,138	(3.3)%
Total adjusted gross profits	$802,549	$689,365	16.4%	$1,083,473	(36.4)%
________________________________
(1)Adjusted gross profits is a non-GAAP financial measure explained above.
Twelve Months Ended December 31, 2024 Compared to Twelve Months Ended December 31, 2023
Total revenues and direct costs. Global Forwarding total revenues and direct costs increased, driven by higher pricing and purchased transportation costs in ocean services in addition to volume increases across all global forwarding transportation services. The higher pricing and purchased transportation costs in ocean services were driven by the volatile market conditions in 2024 discussed in the market trends section above, which significantly impacted carrier capacity and led to increased ocean freight rates in 2024. Additionally, disruptions in the ocean freight market resulted in increased air freight tonnage in 2024, driven by ocean freight conversions in many trade lanes. These ocean freight conversions, coupled with heightened ecommerce demand out of North Asia and stronger peak season volumes compared to 2023, elevated air freight costs in certain trade lanes in 2024. The volatile market conditions in 2024 contrasted with the weak demand, elevated capacity, and suppressed freight rates experienced in 2023.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits increased, driven by higher adjusted gross profits per shipment and an increase in volumes in ocean services driven by the challenges facing the global forwarding market, which resulted in elevated pricing. This compared to a market characterized by weak freight demand and excess carrier capacity in 2023. Air freight adjusted gross profits increased due an increase in metric tons shipped which was partially offset by lower adjusted gross profits per metric ton shipped. The decrease in adjusted gross profits per metric ton shipped, was driven by sharp increases to the cost of air freight in certain trade lanes during 2024 compared to 2023. Customs adjusted gross profits increased, driven by higher transaction volumes and an increase in adjusted gross profits per transaction.

Operating expenses. Personnel expenses increased primarily due to increased variable compensation reflecting the improved results relative to the prior year. This increase was partially offset by cost optimization efforts, including lower average employee headcount. Other SG&A expenses decreased, as the prior year included an $18.0 million loss related to the divestiture of our Argentina operations. Additionally, other SG&A expenses declined in the current year related to lower allocated corporate expenses and lower amortization expenses following the completion of amortization of intangible assets from a prior acquisition. These decreases were partially offset by a higher provision for credit losses as the prior year benefited from a reduction to the allowance for credit losses.
In addition to the above, personnel expenses for 2024 included $6.9 million of severance and related personnel expenses. We also incurred $4.7 million in other SG&A expenses in 2024. These expenses were both associated with our 2024 Restructuring Program. Personnel expenses for 2023 included $3.8 million of severance and related personnel expenses. Other SG&A in 2023 included $18.2 million primarily related to disposal and exit activities, including asset impairments. These expenses were associated with our 2022 Restructuring Program and the divestiture of our Argentina operations. Refer to Note 14, Restructuring, for further discussion related to our 2024 and 2022 Restructuring Programs. Refer to Note 15, Divestitures, for further discussion related to the divestiture of our Argentina operations.
All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Twelve Months Ended December 31,
(dollars in thousands)	2024	2023	% change	2022	% change
Total revenues	$2,192,399	$2,127,664	3.0%	$2,057,150	3.4%
Loss from operations	(74,627)	(31,183)	N/M	(15,884)	N/M

Adjusted gross profits(1)
Robinson Fresh	146,310	131,216	11.5%	121,639	7.9%
Managed Solutions	113,770	116,196	(2.1)%	115,094	1.0%
Other Surface Transportation	61,190	73,977	(17.3)%	76,267	(3.0)%
Total adjusted gross profits	$321,270	$321,389	—%	$313,000	2.7%
________________________________
(1) Adjusted gross profits is a non-GAAP financial measure explained above.
Twelve Months Ended December 31, 2024 Compared to Twelve Months Ended December 31, 2023
Total revenues and direct costs. Total revenues and direct costs increased, driven by higher average pricing with retail customers and increased case volume with foodservice customers in our Robinson Fresh business. This increase was partially offset by a decline in European truckload pricing and volume in our Other Surface Transportation business resulting in a decline in total revenues and direct costs.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased due to an increase in integrated supply chain solutions for retail and foodservice customers. Managed Solutions adjusted gross profits decreased due to lower transaction volume. Other Surface Transportation adjusted gross profits decreased primarily due to a decrease in adjusted gross profits per transaction in European truckload and a decrease in European truckload volumes.
Operating expenses. Personnel expenses in 2024, for All Other and Corporate included $7.0 million of severance and related personnel expenses primarily associated with our 2024 Restructuring Program. We also incurred $54.5 million of other SG&A expenses in 2024, that included a $44.5 million loss related to the divestiture of our Europe Surface Transportation business. Personnel expenses in 2023, included $13.5 million of severance and related personnel expenses. We also incurred $1.5 million of other SG&A expenses in 2023. These expenses were associated with our 2022 Restructuring Program and the divestiture of our Argentina operations. Refer to Note 14, Restructuring, for further discussion related to our 2024 and 2022 Restructuring Programs. Refer to Note 15, Divestitures, for further discussion related to the divestitures of our Europe Surface Transportation business and Argentina operations.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (dollars in thousands):

Description	Carrying Value as of December 31, 2024	Borrowing Capacity	Maturity
Revolving Credit Facility	$9,000	$1,000,000	November 2027
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables Securitization Facility(1)	446,792	500,000	November 2025
Senior Notes (1)	596,857	600,000	April 2028
Total debt	$1,377,649	$2,425,000
________________________________
(1) Net of unamortized discounts and issuance costs.
We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, share repurchases, or other investments.
Cash and cash equivalents totaled $145.8 million as of December 31, 2024, and $145.5 million as of December 31, 2023. Cash and cash equivalents held outside the United States totaled $134.0 million as of December 31, 2024, and $142.8 million as of December 31, 2023. Working capital decreased from $828.7 million at December 31, 2023, to $644.7 million at December 31, 2024.
We prioritize our investments to grow our market share and expand globally in key industries, trade lanes, and geographies, and to digitize our customer, carrier, and internal tools to support our organic growth. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

Twelve months ended December 31,	2024	2023	% change	2022	% change
Sources (uses) of cash:
Cash provided by operating activities	$509,084	$731,946	(30.4)%	$1,650,171	(55.6)%

Capital expenditures	(74,288)	(84,111)		(128,497)
Sale of property and equipment	—	1,324		63,579
Cash used for investing activities	(74,288)	(82,787)	(10.3)%	(64,918)	27.5%
Repurchase of common stock	—	(63,884)		(1,459,900)
Cash dividends	(294,772)	(291,569)		(285,317)
Net (repayments) borrowings on debt	(204,000)	(394,000)		54,000
Other financing activities	82,673	31,620		71,671
Net cash used for financing activities	(416,099)	(717,833)	(42.0)%	(1,619,546)	(55.7)%
Effect of exchange rates on cash and cash equivalents	(8,152)	(3,284)		(5,638)
Net change in cash and cash equivalents, including cash and cash equivalents classified within assets held for sale	$10,545	$(71,958)		$(39,931)

Cash flow from operating activities. We generated significant cash flow from operating activities in 2024, driven by our strong operating results and increased net income. The increase to net income was offset by elevated freight rates in ocean services, driven by the factors discussed in the market trends and business trends sections above, which resulted in an increase in net operating working capital and negatively impacted our cash flow from operations. In 2023, our results were adversely impacted by weak freight demand and excess carrier capacity, which significantly decreased our net operating working capital and benefited our cash flow from operations. We continue to closely monitor credit and collections activities and the quality of our accounts receivable balance to minimize risk as well as work with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.
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
During 2022, we sold an office building in Kansas City, Missouri, for a sales price of $55.0 million and recognized a gain of $23.5 million on the sale. We simultaneously entered into an agreement to lease the office building for 10 years.
We anticipate capital expenditures in 2025 to be approximately $75 million to $85 million.
Cash used for financing activities. We had net repayments on debt in 2024 and 2023 and net borrowings on debt in 2022. Net repayments in 2024 were primarily to decrease the outstanding balance on the Revolving Credit Facility and the Receivables Securitization Facility. Net repayments in 2023 were primarily to repay the Senior Notes Series A, which matured in August 2023, and the 364-Day Unsecured Revolving Credit Facility, which matured in May 2023. Net borrowings in 2022 were primarily to fund share repurchases and working capital needs in the first half of 2022.
The decrease in cash used for share repurchases was due to a significant decrease in the number of shares repurchased in 2023 compared to 2022 as minimal shares were repurchased in the second half of 2023. No shares were repurchased in 2024.
In December 2022, the Board of Directors increased the number of shares authorized to be repurchased by 20,000,000 shares. As of December 31, 2024, there were 6,763,445 shares remaining for future repurchases. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions. Over the long term, we remain committed to our quarterly dividend and share repurchases to enhance shareholder value. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. We may seek to retire or purchase our outstanding Senior Notes through open market cash purchases, privately negotiated transactions, or otherwise.
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
As of December 31, 2024, we were in compliance with all of the covenants under our debt agreements.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
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

Transportation and Logistics Services. As a global logistics provider, our primary performance obligation under our customer contracts is to utilize our relationships with a wide variety of transportation companies to efficiently and cost-effectively transport our customers’ freight. Revenue is recognized for these performance obligations as they are satisfied over the contract term, which generally represents the transit period. The transit period can vary based upon the method of transport; generally, a number of days for over the road, rail, and air transportation, or several weeks in the case of an ocean shipment.
Recognizing revenue for contracts where the transit period is partially complete or completed and not yet invoiced at period end requires management to make judgments that affect the amounts and timing of revenue recognized at period end. As of December 31, 2024, we recorded revenue of $200.3 million for services we have provided while a shipment was still in-transit, but for which we had not yet completed our performance obligation or had not yet invoiced our customer compared to $189.9 million at December 31, 2023. The amount of revenue recognized for contracts where the transit period was partially complete increased as of December 31, 2024, compared to December 31, 2023, driven by the macroeconomic and industry factors impacting the cost of purchased transportation in ocean services. See Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information.
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
Customs brokerage, managed solutions, freight forwarding, and sourcing managed procurement transactions are recorded at the net amount we charge our customers for the service we provide because many of the factors stated above are not present. See also Note 1, Summary of Significant Accounting Policies, for further information regarding our revenue recognition policies.
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
On July 27, 2024, we entered into an agreement to sell our Europe Surface Transportation business. The sale included the assets and liabilities of the Europe Surface Transportation business other than its proprietary technology platform (the “disposal group”). As a result of the divestiture, the Europe Surface Transportation disposal group was classified as held for sale as of December 31, 2024. We have tested the goodwill of the Europe Surface Transportation reporting unit as of December 31, 2024, by performing Step One Analysis, before measuring the fair value of the disposal group to be presented as held for sale. We determined that the $28.6 million goodwill balance was not impaired.

Our Europe Surface Transportation Step One Analysis was completed using a combination of the market approach and a discounted cash flow analysis. The market approach was completed to determine the fair value of the Europe Surface Transportation business, excluding its proprietary technology platform, and was equal to the agreed-upon sale price of the business. As the sale does not include a technology platform necessary to run the business, a discounted cash flow analysis was completed to determine the fair value of the Europe Surface Transportation proprietary technology platform. The computed fair value of the reporting unit exceeded its carrying value. As noted in Note 15, Divestitures, the sale of the Europe Surface Transportation disposal group was completed in February 2025.
As part of our annual Step Zero Analysis performed in 2024 for all other reporting units, there were no factors identified suggesting that it was more likely than not that the fair value was less than their respective carrying value. As such, a Step One Analysis was not completed for any other reporting units and no impairments have been recorded in any period presented in the financial statements.
INCOME TAX RESERVES. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged, and we may or may not prevail in full or in part. Under U.S. GAAP, if we determine a tax position, more likely than not, will be sustained upon audit based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon resolution. We presume all tax positions will be examined by a taxing authority with full knowledge of all relevant information.
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
DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL CONTINGENCIES
The following table aggregates all contractual commitments and commercial obligations, due by period, which affect our financial condition and liquidity position as of December 31, 2024 (dollars in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Borrowings under credit agreements	$456,000	$—	$—	$—	$—	$—	$456,000
Senior notes(1)	25,200	25,200	25,200	607,350	—	—	682,950
Long-term notes payable(1)	14,440	14,440	14,440	164,440	8,050	207,200	423,010
Maturity of lease liabilities(2)	89,523	88,899	71,829	54,842	42,035	73,985	421,113
Purchase obligations(3)	76,604	36,751	21,319	19,727	21,538	—	175,939
Total	$661,767	$165,290	$132,788	$846,359	$71,623	$281,185	$2,159,012
________________________________
(1)Amounts payable relate to the semi-annual interest due on the senior and long-term notes and the principal amount at maturity.
(2) We maintain operating leases for office space, warehouses, office equipment, and trailers. See Note 10, Leases, for further information.
(3) Purchase obligations include agreements for services that are enforceable and legally binding and that specify all significant terms. As of December 31, 2024, such obligations primarily include ocean and air freight capacity, telecommunications services, third-party software contracts, maintenance contracts, and information technology related capacity. In some instances, our contractual commitments may be usage based or require estimates as to the timing of cash settlement.
We have no financing lease obligations. Long-term liabilities consist primarily of noncurrent taxes payable and long-term notes payable. Due to the uncertainty with respect to the amounts or timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2024, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $23.5 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 5, Income Taxes, to the consolidated financial statements for a discussion on income taxes. As of December 31, 2024, we do not have significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had $145.8 million of cash and cash equivalents on December 31, 2024. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $1 billion revolving credit facility. Interest accrues on the revolving loan at a variable rate determined by a pricing schedule or the base rate (which is the highest of: (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month SOFR plus a specified margin). There was $9 million outstanding on the revolving credit facility as of December 31, 2024.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $150 million of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (ii) $175 million of the company’s 4.6 percent Senior Notes, Series C, due August 27, 2033. There was $325 million outstanding on the Senior Notes as of December 31, 2024. The fair value of the Senior Notes approximated $293.1 million as of December 31, 2024.
We issued Senior Notes through a public offering on April 9, 2018. The Senior Notes bear an annual interest rate of 4.2 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $583.3 million as of December 31, 2024, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $596.9 million as of December 31, 2024.
We are a party to a Receivables Securitization Facility with various lenders, which provides an aggregate funding available of $500 million. Interest accrues on the facility at variable rates based on SOFR plus a margin. There was $446.8 million outstanding, net of unamortized issuance costs, on the Receivables Securitization Facility as of December 31, 2024.
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
The Company may seek to manage its exposure to the risk of fluctuations in foreign currency exchange rates through the use of foreign currency forward contracts although the impact of foreign currency forward contracts were not material as of and for the twelve months ended December 31, 2024.
Foreign exchange risk can be quantified by performing a sensitivity analysis assuming a hypothetical change in the value of the U.S. Dollar compared to other currencies in which we transact. Our primary foreign exchange risks are associated with the U.S. Dollar versus the Euro, Chinese Yuan, Singapore Dollar, and Mexican Peso. All other things being equal, a hypothetical 10 percent weakening of the U.S. Dollar against these currencies on December 31, 2024, would have decreased our net income by approximately $7.5 million and a hypothetical 10 percent strengthening of the U.S. Dollar against these on December 31, 2024, would have increased our net income by approximately $6.2 million. We are also exposed to foreign exchange risk associated with the U.S. Dollar versus the Hong Kong Dollar, although the Hong Kong Dollar is pegged to the U.S. Dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of C.H. Robinson Worldwide, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders’ investment, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Revenue Recognition — Refer to Notes 1 and 9 to the financial statements
Critical Audit Matter Description
Transportation and logistics revenue is recognized for performance obligations identified in the customer contract as they are satisfied over the contract term, which generally represents the transit period. Recognizing revenue at period end for contracts where the transit period is partially complete at period end or completed and not yet invoiced, requires management to make judgments that affect the amounts and timing of revenue recognized. At December 31, 2024, the Company recorded revenue of $200.3 million for services it provided while a shipment was still in-transit but for which the Company had not yet completed its performance obligation or had not yet invoiced the customer.
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
▪Testing the accuracy and completeness of the data in the system-generated report utilized in management’s revenue cutoff estimate with the assistance of our information technology specialists.
▪Assessing the estimate methodology for reasonableness, in light of recent market events or changes within the Company’s operating environment.
•Testing the mathematical accuracy of management’s estimate.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 14, 2025

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of C.H. Robinson Worldwide, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 14, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 14, 2025

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$145,762	$145,524
Receivables, net of allowance for credit loss of $13,285 and $14,229	2,383,709	2,381,963
Contract assets, net of allowance for credit loss	200,332	189,900
Prepaid expenses and other	102,166	163,307
Assets held for sale	137,634	—
Total current assets	2,969,603	2,880,694
Property and equipment	404,065	437,458
Accumulated depreciation and amortization	(276,876)	(292,740)
Net property and equipment	127,189	144,718
Goodwill	1,428,965	1,473,600
Other intangible assets, net of accumulated amortization of $51,375 and $58,437	28,193	43,662
Right-of-use lease assets	334,738	353,890
Deferred tax assets	300,909	214,619
Other assets	108,329	114,097
Total assets	$5,297,926	$5,225,280

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,178,335	$1,303,951
Outstanding checks	33,797	66,383
Accrued expenses:
Compensation	180,801	135,104
Transportation expense	153,274	147,921
Income taxes	9,326	4,748
Other accrued liabilities	173,318	159,435
Current lease liabilities	72,842	74,451
Current portion of debt	455,792	160,000
Liabilities held for sale	67,413	—
Total current liabilities	2,324,898	2,051,993
Long-term debt	921,857	1,420,487
Noncurrent lease liabilities	290,641	297,563
Noncurrent income taxes payable	23,472	21,289
Deferred tax liabilities	12,565	13,177
Other long-term liabilities	2,442	2,074
Total liabilities	3,575,875	3,806,583
Commitments and contingencies
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,199 and 179,204 shares issued, 118,664 and 116,768 outstanding	11,866	11,677
Additional paid-in capital	775,054	754,093
Retained earnings	5,786,337	5,620,790
Accumulated other comprehensive loss	(110,402)	(80,946)
Treasury stock at cost (60,535 and 62,436 shares)	(4,740,804)	(4,886,917)
Total stockholders’ investment	1,722,051	1,418,697
Total liabilities and stockholders’ investment	$5,297,926	$5,225,280
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (In thousands, except per share data)

	For the years ended December 31,
	2024	2023	2022
Revenues:
Transportation	$16,353,745	$16,372,660	$23,516,384
Sourcing	1,371,211	1,223,783	1,180,241
Total revenues	17,724,956	17,596,443	24,696,625
Costs and expenses:
Purchased transportation and related services	13,719,935	13,886,024	20,035,715
Purchased products sourced for resale	1,240,007	1,105,811	1,067,733
Personnel expenses	1,456,249	1,465,735	1,722,980
Other selling, general, and administrative expenses	639,624	624,266	603,415
Total costs and expenses	17,055,815	17,081,836	23,429,843
Income from operations	669,141	514,607	1,266,782
Interest and other income/expenses, net	(89,937)	(105,421)	(100,017)
Income before provision for income taxes	579,204	409,186	1,166,765
Provision for income taxes	113,514	84,057	226,241
Net income	465,690	325,129	940,524
Other comprehensive (loss) income	(29,456)	7,914	(27,726)
Comprehensive income	$436,234	$333,043	$912,798

Basic net income per share	$3.89	$2.74	$7.48
Diluted net income per share	$3.86	$2.72	$7.40

Basic weighted average shares outstanding	119,805	118,551	125,743
Dilutive effect of outstanding stock awards	874	1,126	1,407
Diluted weighted average shares outstanding	120,679	119,677	127,150
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(In thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2021	129,186	$12,919	$673,628	$4,936,861	$(61,134)	$(3,540,340)	$2,021,934
Net income				940,524			940,524
Foreign currency adjustments					(27,726)		(27,726)
Dividends declared, $2.26 per share				(286,945)			(286,945)
Stock issued for employee benefit plans	1,364	136	(21,017)			92,552	71,671
Stock-based compensation expense	—	—	90,677			—	90,677
Repurchase of common stock	(14,227)	(1,423)				(1,455,290)	(1,456,713)
Balance December 31, 2022	116,323	11,632	743,288	5,590,440	(88,860)	(4,903,078)	1,353,422
Net income				325,129			325,129
Foreign currency adjustments					7,914		7,914
Dividends declared, $2.44 per share				(294,779)			(294,779)
Stock issued for employee benefit plans	1,091	110	(47,364)			78,874	31,620
Stock-based compensation expense	—	—	58,169			—	58,169
Repurchase of common stock	(646)	(65)				(62,713)	(62,778)
Balance December 31, 2023	116,768	11,677	754,093	5,620,790	(80,946)	(4,886,917)	1,418,697
Net income				465,690			465,690
Foreign currency adjustments					(29,456)		(29,456)
Dividends declared, $2.46 per share				(300,143)			(300,143)
Stock issued for employee benefit plans	1,896	189	(63,629)			146,113	82,673
Stock-based compensation expense	—	—	84,590			—	84,590
Balance, December 31, 2024	118,664	$11,866	$775,054	$5,786,337	$(110,402)	$(4,740,804)	$1,722,051
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$465,690	$325,129	$940,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,160	98,985	92,776
Provision for credit losses	6,688	(6,047)	(4,476)
Stock-based compensation	84,590	58,169	90,677
Deferred income taxes	(80,067)	(37,746)	(58,566)
Excess tax benefit on stock-based compensation	(9,411)	(11,319)	(13,662)
Loss on disposal groups held for sale	32,794	17,698	—
Other operating activities	20,682	5,541	(6,627)
Changes in operating elements:
Receivables	(164,255)	607,259	923,524
Contract assets	(11,969)	68,041	197,097
Prepaid expenses and other	60,740	(39,048)	(28,495)
Right of use asset	(5,937)	19,255	(82,754)
Accounts payable and outstanding checks	(79,943)	(200,843)	(307,266)
Accrued compensation	49,681	(108,084)	42,266
Accrued transportation expense	6,756	(51,171)	(143,686)
Accrued income taxes	15,545	(2,284)	(69,817)
Other accrued liabilities	12,791	(11,991)	2,371
Lease liability	5,076	(16,500)	83,084
Other assets and liabilities	2,473	16,902	(6,799)
Net cash provided by operating activities	509,084	731,946	1,650,171
INVESTING ACTIVITIES
Purchases of property and equipment	(22,653)	(29,989)	(61,915)
Purchases and development of software	(51,635)	(54,122)	(66,582)
Proceeds from sale of property and equipment	—	1,324	63,579
Net cash used for investing activities	(74,288)	(82,787)	(64,918)
FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	114,890	56,914	100,059
Stock tendered for payment of withholding taxes	(32,217)	(25,294)	(28,388)
Repurchase of common stock	—	(63,884)	(1,459,900)
Cash dividends	(294,772)	(291,569)	(285,317)
Proceeds from long-term borrowings	10,000	—	200,000
Payments on long-term borrowings	(10,000)	—	—
Proceeds from short-term borrowings	3,192,500	3,893,750	4,500,000
Payments on short-term borrowings	(3,396,500)	(4,287,750)	(4,646,000)
Net cash used for financing activities	(416,099)	(717,833)	(1,619,546)
Effect of exchange rates on cash and cash equivalents	(8,152)	(3,284)	(5,638)
Net change in cash and cash equivalents, including cash and cash equivalents classified within assets held for sale	10,545	(71,958)	(39,931)
Less: net increase in cash and cash equivalents within assets held for sale	(10,307)	—	—
Cash and cash equivalents, beginning of year	145,524	217,482	257,413
Cash and cash equivalents, end of year	$145,762	$145,524	$217,482

Supplemental cash flow disclosures
Cash paid for income taxes	$131,827	$155,936	$429,096
Cash paid for interest	86,124	92,571	71,563
Accrued share repurchases held in other accrued liabilities	—	—	1,106
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
Transportation and Logistics Services. As a global logistics provider, our primary performance obligation under our customer contracts is to utilize our relationships with a wide variety of transportation companies to efficiently and cost-effectively transport our customers’ freight. Revenue is recognized for these performance obligations as they are satisfied over the contract term, which generally represents the transit period. The transit period can vary based upon the method of transport, generally a number of days for over the road, rail, and air transportation, or several weeks in the case of an ocean shipment. Determining the transit period and how much of it has been completed as of the reporting date may require management to make judgments that affect the timing of revenue recognized. When the customer’s freight reaches its intended destination our performance obligation is complete. Pricing for our services is generally a fixed amount and is typically due within 30 days upon completion of our performance obligation, but can vary based on the nature of the service provided and certain other factors.
We also provide certain value-added logistics services, such as customs brokerage, fee-based managed solutions, warehousing services, and supply chain consulting and optimization services. These services may include one or more performance obligations, which are generally satisfied over the service period as we perform our obligations. The service period may be a very short duration, in the case of customs brokerage, or it may be longer in the case of warehousing, managed solutions, and supply chain consulting and optimization services. Pricing for our services is established in the customer contract and is dependent upon the specific needs of the customer but may be agreed upon at a fixed fee per transaction, labor hour, or service period. Payment is typically due within 30 days upon completion of our performance obligation, but can vary based on the nature of the service provided and certain other factors.
Sourcing Services. We contract with grocery retailers, restaurants, foodservice distributors, and produce wholesalers to provide sourcing services under the trade name Robinson Fresh® (“Robinson Fresh”). Our primary service obligation under these contracts is the buying, selling, and/or marketing of produce including fresh fruits, vegetables, and other value-added perishable items. Revenue is recognized when our performance obligations under these contracts are satisfied at a point in time, generally when the produce is received by our customer. Pricing under these contracts is generally a fixed amount and is typically due within 20 to 30 days of completion of our performance obligation, but can vary based on the nature of the service provided and certain other factors.
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
Total revenues represent the total dollar value of revenue recognized from contracts with customers for the goods and services we provide. Substantially all our revenues are attributable to contracts with our customers. Our adjusted gross profits are our total revenues less purchased transportation and related services, including contracted motor carrier, rail, ocean, air, and other costs, and the purchase price and services related to the products we source. Most transactions in our transportation and sourcing businesses are recorded at the gross amount we charge our customers for the services we provide and goods we sell. In these transactions, we are primarily responsible for fulfilling the promise to provide the specified good or service to our customers and we have discretion in establishing the price for the specified good or service. Additionally, in our sourcing business, in some cases, we take inventory risk before the specified good has been transferred to our customer. Customs brokerage, managed solutions, freight forwarding, and sourcing managed procurement transactions are recorded at the net amount we charge our customers for the services we provide because many of the factors stated above are not present.
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
ALLOWANCE FOR CREDIT LOSSES. Accounts receivable and contract assets are reduced by an allowance for expected credit losses. We determine our allowance for expected credit losses based on our past credit loss experience, our customers’ credit risk ratings, and other customer specific and macroeconomic factors. We compute an expected loss ratio for each credit rating pool based upon our historical write-off experience and apply it to our accounts receivable (i.e., loss ratio approach). This approach is then supplemented by the professional judgment of management, primarily in consideration of recent developments, write-off experience, and risk concentrations, for purposes of determining the expected credit loss allowance.
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
CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist primarily of bank deposits and highly liquid investments with an original maturity of three months or less from the time of purchase. Cash and cash equivalents held outside the United States totaled $134.0 million and $142.8 million as of December 31, 2024 and 2023, respectively. Approximately half of our cash and cash equivalents balance is denominated in U.S. Dollars although these balances are frequently held in locations where the U.S. Dollar is not the functional currency.
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

We recognized the following depreciation expense (in thousands):

2024	$35,967
2023	39,569
2022	38,102
A summary of our property and equipment as of December 31 is as follows (in thousands):

	2024	2023
Furniture, fixtures, and equipment	$227,501	$251,473
Buildings	61,286	58,586
Corporate aircraft	23,760	23,760
Leasehold improvements	89,213	91,234
Land	11,013	11,018
Construction in progress	617	1,387
Less: accumulated depreciation and amortization	(282,483)	(292,740)
Net property and equipment (1)	$130,907	$144,718
_________________________________________
(1) Includes $3.7 million of net property and equipment for the Europe Surface Transportation disposal group, which is presented within assets held for sale on the condensed consolidated balance sheets as of December 31, 2024. Refer to Note 15, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
GOODWILL. Goodwill represents the excess of the cost of acquired businesses over the net fair value of identifiable tangible assets and identifiable intangible assets purchased and liabilities assumed. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (November 30 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. See Note 2, Goodwill and Other Intangible Assets.
OTHER INTANGIBLE ASSETS. Other intangible assets include definite-lived customer lists and indefinite-lived trademarks. The definite-lived intangible assets are being amortized using the straight-line method over their estimated lives. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The indefinite-lived trademarks are not amortized. Indefinite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable, or annually, at a minimum. See Note 2, Goodwill and Other Intangible Assets.
OTHER ASSETS. Other assets consist primarily of purchased and internally developed software. We amortize software when it is put into service using the straight-line method over three years. We recognized the following amortization expense of purchased and internally developed software (in thousands):

2024	$49,032
2023	38,803
2022	31,229
A summary of our purchased and internally developed software as of December 31 is as follows (in thousands):

	2024	2023
Purchased software	$3,074	$4,639
Internally developed software	188,950	212,363
Less accumulated amortization	(92,621)	(114,473)
Net software	$99,403	$102,529

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
NOTE 2: GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
December 31, 2022 balance	$1,188,076	$206,189	$76,548	$1,470,813
Foreign currency translation	737	1,410	640	2,787
December 31, 2023 balance	1,188,813	207,599	77,188	1,473,600
Foreign currency translation	(9,369)	(5,101)	(1,571)	(16,041)
December 31, 2024 balance(1)	$1,179,444	$202,498	$75,617	$1,457,559
_________________________________________
(1) Includes $28.6 million of goodwill for the Europe Surface Transportation disposal group, which is presented within assets held for sale on the condensed consolidated balance sheets. Refer to Note 15, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
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

On July 27, 2024, we entered into an agreement to sell our Europe Surface Transportation business. The sale included all assets and liabilities of the Europe Surface Transportation business other than its proprietary technology platform (the “disposal group”). As a result of the divestiture, the Europe Surface Transportation disposal group was classified as held for sale as of December 31, 2024. We have tested the goodwill of the Europe Surface Transportation reporting unit as of December 31, 2024, by performing a Step One Analysis, before measuring the fair value of the disposal group to be presented as held for sale and determined that the $28.6 million goodwill balance was not impaired.
Our Europe Surface Transportation Step One Analysis was completed using a combination of the market approach and a discounted cash flow analysis. The market approach was completed to determine the fair value of the Europe Surface Transportation business, excluding its proprietary technology platform, and was equal to the agreed-upon sale price of the business. As the sale does not include a technology platform necessary to run the business, a discounted cash flow analysis was completed to determine the fair value of the Europe Surface Transportation proprietary technology platform. The computed fair value of the reporting unit exceeded its carrying value. As noted in Note 15, Divestitures, the sale of the Europe Surface Transportation disposal group was completed with an effective date of February 1, 2025.
As part of our annual Step Zero Analysis performed in 2024 for all other reporting units, there were no factors identified suggesting that it was more likely than not that the fair value was less than their respective carrying value. As such, a Step One Analysis was not completed for any other reporting units and no goodwill or intangible asset impairment has been recorded in any previous or current period presented.
Identifiable intangible assets consisted of the following as of December 31 (in thousands):

	2024			2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships(1)	$78,280	$(55,984)	$22,296	$93,499	$(58,437)	$35,062
Indefinite-lived intangibles
Trademarks	8,600	—	8,600	8,600	—	8,600
Total intangibles(1)	$86,880	$(55,984)	$30,896	$102,099	$(58,437)	$43,662
_________________________________________
(1) Amounts as of December 31, 2024, include $2.7 million of net intangible assets for the Europe Surface Transportation disposal group, which is presented within assets held for sale on the condensed consolidated balance sheets. Refer to Note 15, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
Amortization expense for other intangible assets was (in thousands):

2024	$12,161
2023	20,613
2022	23,445
Finite-lived intangible assets, by reportable segment, as of December 31, 2024, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	Total
2025	$7,857	$2,210	$10,067
2026	7,857	360	8,217
2027	1,310	—	1,310
Total			$19,594

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
Assets and liabilities held for sale. On July 27, 2024, we entered into an agreement to sell our Europe Surface Transportation business. The sale included all assets and liabilities of the business other than our proprietary technology platform. As a result of the divestiture the Europe Surface Transportation disposal group was classified as held for sale as of December 31, 2024. We measured the disposal group at its fair value less costs incurred to sell and recorded a $44.5 million pre-tax loss on the disposal group in twelve months ended December 31, 2024. The fair value of the assets and liabilities held for sale are classified as Level 2 in the fair value hierarchy based on the negotiated sale price, which is an observable market-based input. The sale closed with an effective date of February 1, 2025. Refer to Note 15, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
The Company may seek to manage its exposure to the risk of fluctuations in foreign currency exchange rates through the use of foreign currency forward contracts. Foreign currency forward contracts are accounted for at fair value with the recognition of all derivative instruments as either assets or liabilities on the balance sheet, and changes in fair value recognized in interest and other income/expenses, net in the consolidated statements of operations and comprehensive income. These contracts are accounted for as non-designated hedges pursuant to ASC Topic 815, “Derivatives and Hedging.” Foreign currency forward contracts are classified under Level 2 of the fair value hierarchy and are measured using market-based rates. The impact of foreign currency forward contracts were not material as of and for the twelve months ended December 31, 2024.
We had no other Level 2 or Level 3 assets or liabilities as of and during the periods ended December 31, 2024 or 2023. There were no transfers between levels during the period.

NOTE 4: FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	December 31, 2024	December 31, 2023	Maturity	December 31, 2024	December 31, 2023
Revolving Credit Facility	5.58%	6.45%	November 2027	$9,000	$160,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables Securitization Facility (1)	5.23%	6.25%	November 2025	446,792	499,542
Senior Notes(1)	4.20%	4.20%	April 2028	596,857	595,945
Total debt				1,377,649	1,580,487
Less: Current maturities and short-term borrowing				(455,792)	(160,000)
Long-term debt				$921,857	$1,420,487
________________________________
(1) Net of unamortized discounts and issuance costs.

SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the “Credit Agreement”) with a total availability of $1 billion, which may be reduced by standby letters of credit. The Credit Agreement has a maturity date of November 19, 2027. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month SOFR plus a specified margin). As of December 31, 2024, the variable rate equaled SOFR and a credit spread adjustment of 0.10 percent plus 1.13 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility ranging from 0.07 percent to 0.15 percent. The recorded amount of borrowings outstanding, if any, approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
The Credit Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including a maximum leverage ratio of 3.75 to 1.00. The Credit Agreement also contains customary events of default.
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes, Series A, Senior Notes Series B, and Senior Notes Series C (collectively, the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $293.1 million as of December 31, 2024. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering our own risk. If the Notes were recorded at fair value, they would be classified as Level 2 financial liability. Senior Notes Series A matured in August 2023.
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

U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On November 19, 2021, we entered into a receivables purchase agreement and related transaction documents with Bank of America, N.A. and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of a portion of our U.S. trade accounts receivable with a total availability of $500 million as of December 31, 2024. The interest rate on borrowings under the Receivables Securitization Facility is based on SOFR plus a credit spread adjustment of 0.10 percent plus 0.80 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility of 0.20 percent.
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
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes (“Senior Notes”) through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $583.3 million as of December 31, 2024, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $596.9 million as of December 31, 2024.
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
In addition to the above financing agreements, we have a $20 million discretionary line of credit with U.S. Bank of which $16.9 million is currently utilized for standby letters of credit related to insurance collateral as of December 31, 2024. These standby letters of credit are renewed annually and were undrawn as of December 31, 2024.
NOTE 5: INCOME TAXES
C.H. Robinson Worldwide, Inc., and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2020.
The company is no longer indefinitely reinvested with regard to the unremitted earnings of any foreign subsidiaries. The company remains indefinitely reinvested related to other taxable differences that may exist with regard to these subsidiaries.

In 2021, the Organization for Economic Cooperation and Development (“OECD”) announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15 percent. Subsequently, multiple sets of administrative guidance have been issued. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. We are subject to these rules in certain jurisdictions in which we operate, and any expected tax impacts have been included in our results. As rules for more jurisdictions will become effective in 2025, we will continue to evaluate the impact of enacted and pending legislation to Pillar Two Model Rules in the tax jurisdictions we operate in.
Income before provision for income taxes consisted of (in thousands):

	Twelve Months Ended December 31,
	2024	2023	2022
Domestic	$336,328	$287,524	$799,553
Foreign	242,876	121,662	367,212
Total	$579,204	$409,186	$1,166,765
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	As of December 31,
	2024	2023	2022
Unrecognized tax benefits, beginning of period	$16,916	$39,056	$37,302
Additions based on tax positions related to the current year	2,747	2,111	4,064
Additions for tax positions of prior years	2,168	1,268	3,016
Reductions for tax positions of prior years	(582)	(91)	(247)
Lapse in statute of limitations	(1,182)	(2,346)	(5,026)
Settlements	(317)	(23,082)	(53)
Unrecognized tax benefits, end of the period	$19,750	$16,916	$39,056
Income tax expense considers amounts that may be needed to cover exposures for open tax years. We do not expect any material impact related to open tax years; however, actual settlements may differ from amounts accrued.
As of December 31, 2024, we had $23.5 million of unrecognized tax benefits and related interest and penalties, all of which would affect our effective tax rate if recognized. In the unlikely event these unrecognized tax benefits and related interest and penalties were recognized fully in 2024, the impact to the annual effective tax rate would have been 4.1 percent. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease in the next 12 months. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.1 million in the next 12 months due to lapsing of statutes.
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. During the years ended December 31, 2024, 2023, and 2022, we recognized approximately $0.7 million, $0.7 million, and $0.6 million in interest and penalties, respectively. We had approximately $3.7 million and $3.2 million for the payment of interest and penalties related to uncertain tax positions accrued within noncurrent income taxes payable as of December 31, 2024 and 2023, respectively. These amounts are not included in the reconciliation above.

The components of the provision for income taxes consist of the following (in thousands):

	Twelve Months Ended December 31,
	2024	2023	2022
Tax provision:
Federal	$135,807	$55,149	$153,349
State	23,081	4,014	33,309
Foreign	32,885	62,426	97,147
	191,773	121,589	283,805
Deferred provision (benefit):
Federal	(83,702)	(32,820)	(44,133)
State	(10,379)	6,223	(7,848)
Foreign	15,822	(10,935)	(5,583)
	(78,259)	(37,532)	(57,564)
Total provision	$113,514	$84,057	$226,241
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate is as follows:

	Twelve Months Ended December 31,
	2024	2023(1)	2022(1)
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.9	2.1	2.1
Section 199 deduction	—	4.7	—
Share-based payment awards	(1.8)	(2.7)	(1.2)
Foreign tax credits	2.5	(9.5)	(1.2)
Other U.S. tax credits and incentives	(5.3)	(3.4)	(2.0)
Foreign tax rate differential	(0.4)	5.8	0.6
Remeasurement of deferred tax balances	(1.1)	—	—
Business divestitures(2)	1.3	0.9	—
Section 162(m) limitations on compensation	1.3	1.2	0.6
Other	0.2	0.4	(0.5)
Effective income tax rate	19.6%	20.5%	19.4%
________________________________
(1) The amounts as of December 31, 2023 and 2022 have been adjusted to conform to current year presentation.
(2) Amounts in 2024 relate to the divestiture of our Europe Surface Transportation business. Amounts in 2023 relate to the divestiture of our Argentina operations. Refer to Note 15, Divestitures, for further discussion related to these divestitures.

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Lease liabilities	$72,532	$74,495
Compensation	64,202	64,788
Accrued expenses	42,718	33,720
Tax credit carryforward	—	14,485
Foreign affiliate prepayment	49,409	—
Foreign net operating loss carryforwards	69,555	67,816
Long-lived assets	109,308	104,005
Other	32,855	22,220
Total deferred tax assets (before valuation allowance)	440,579	381,529
Less: valuation allowance	(64,198)	(62,183)
Total deferred tax assets	376,381	319,346
Deferred tax liabilities:
Right-of-use assets	(64,686)	(68,764)
Intangible assets	(868)	(25,773)
Prepaid assets	(4,928)	(4,405)
Foreign withholding tax	(10,645)	(10,313)
Other	(6,910)	(8,649)
Total deferred tax liabilities	(88,037)	(117,904)
Net deferred tax assets	$288,344	$201,442
We had foreign net operating loss carryforwards with a tax effect of $69.6 million as of December 31, 2024, and $67.8 million as of December 31, 2023. The net operating loss carryforwards will expire at various dates from 2025 to 2030, with certain jurisdictions having indefinite carryforward terms. We continually monitor and review the foreign net operating loss carryforwards to determine the ability to realize the deferred tax assets associated with the foreign net operating loss carryforwards. As of December 31, 2024 and 2023, we have recorded a valuation allowance of $64.2 million and $62.2 million, respectively, against the deferred tax asset related to the foreign operating loss carryforwards that are primarily in Luxembourg.
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

STOCK AWARD PLANS. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary expense recognized within personnel expenses in our consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	2024	2023	2022
Stock options	$4,352	$8,929	$13,025
Stock awards	77,243	45,878	74,186
Company expense on ESPP discount	2,995	3,362	3,466
Total stock-based compensation expense	$84,590	$58,169	$90,677
On May 5, 2022, our shareholders approved a 2022 Equity Incentive Plan (the “Plan”) and authorized an initial 4,261,884 shares for issuance of awards thereunder. Upon approval of the Plan, no new awards may be made under our 2013 Equity Incentive Plan. The Plan allows us to grant certain stock awards, including stock options at fair market value, performance-based restricted stock units and shares, and time-based restricted stock units, to our key employees and non-employee directors. Shares subject to awards granted under the plan or our prior equity incentive plans that expire or are canceled without delivery of shares or that are settled in cash, generally become available again for issuance under the Plan. There were 1,678,776 shares available for stock awards under the Plan as of December 31, 2024.
STOCK OPTIONS. We have awarded stock options to certain key employees that vested primarily based on their continued employment. These awards were fully vested in 2024 and there is no remaining unrecognized compensation expense related to stock options as of December 31, 2024. The outstanding options have expiration dates between 2025 and 2030. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options) on the grants.
The following schedule summarizes stock option activity in the plans.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Average Remaining Life (years)
Outstanding as of December 31, 2023	4,790,897	$78.83	$39,138	4.3
Exercised	(1,290,683)	76.13
Forfeitures	(8,216)	79.10
Outstanding as of December 31, 2024	3,491,998	$79.83	$82,024	3.6

Vested as of December 31, 2024	3,491,998	$79.83		3.6
Exercisable as of December 31, 2024	3,491,998	$79.83		3.6
There were 162,347 potentially dilutive stock options for 2024 excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).
Information on the intrinsic value of options exercised is as follows (in thousands):

2024	$34,519
2023	14,442
2022	43,353
STOCK AWARDS. We have awarded performance-based restricted shares, performance-based restricted stock units (“PSUs”), and time-based restricted stock units. Most of our awards granted prior to 2024 contain restrictions on the awardees’ ability to sell or transfer vested awards for a specified period of time. The fair value of these awards is established based on the market price on the date of grant, discounted for post-vesting holding restrictions. The discounts on outstanding grants with post-vesting holding restrictions vary from 11 percent to 23 percent and are calculated using the Black-Scholes option pricing model-protective put method. The duration of the restriction period to sell or transfer vested awards, changes in the measured stock price volatility, and changes in interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.
We have awarded PSUs to certain key employees. These PSUs vest over a three-year period based on the achievement of certain dilutive earnings per share, adjusted gross profits, and adjusted operating margin targets. These PSUs contain an upside opportunity of up to 200 percent of target contingent upon obtaining certain targets mentioned above over their respective performance period.

The following table summarizes activity related to our PSUs as of December 31, 2024:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	572,327	$86.69
Granted(1)	364,794	73.43
Performance-based grant adjustment(2)	4,626	65.96
Vested	(56,685)	76.57
Forfeitures(3)	(242,805)	77.86
Unvested as of December 31, 2024	642,257	$83.25
________________________________
(1)Amount represents PSU grants at target.
(2)Amount represents incremental shares issuable for achievement of performance metrics above target.
(3)Includes awards forfeited for not achieving performance targets.
The following table summarizes unvested PSUs by vesting period at target:

First Vesting Date	Last Vesting Date	Performance Shares and Stock Units Granted, Net of Forfeitures	Weighted Average Grant Date Fair Value (1)	Unvested Performance Shares and Restricted Stock Units
December 31, 2023	December 31, 2025	348,266	$92.13	325,119
December 31, 2024	December 31, 2026	346,050	73.45	317,138
		694,316	$82.82	642,257
________________________________
(1)Amount shown is the weighted average grant date fair value of PSUs granted, net of forfeitures.

We granted an additional 300,366 PSUs at target in February 2025. These awards have a weighted average grant date fair value of $96.75 and will vest over a three-year period and contain an upside opportunity of up to 200 percent based upon achieving cumulative three-year dilutive earnings per share targets.
Time-Based Awards
We have awarded time-based restricted stock unit awards to certain key employees. These time-based awards vest over a three-year period. In 2023, we also granted retention awards, which vest over a one-year to three-year period. These awards vest primarily based on the passage of time and the employee’s continued employment and are being expensed based on the terms of the awards.
The following table summarizes activity related to our time-based restricted stock unit grants as of December 31, 2024:

	Number of Restricted Shares and Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	1,019,276	$87.36
Granted	653,221	74.90
Vested	(826,671)	81.34
Forfeitures	(122,871)	85.87
Unvested as of December 31, 2024	722,955	$83.22
We granted an additional 477,962 time-based restricted stock units in February 2025. These awards have a weighted average grant date fair value of $96.75 and will vest over a three-year period.

A summary of the fair value of stock awards vested (in thousands):

2024	$71,587
2023	53,868
2022	74,186
As of December 31, 2024, there was unrecognized compensation expense of $142.0 million related to previously granted stock awards assuming maximum achievement is obtained on our PSUs. The amount of future expense to be recognized will be based on the passage of time and contingent upon obtaining certain targets mentioned above over their respective performance period.
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

	Shares Purchased By Employees	Aggregate Cost to Employees	Expense Recognized By the Company
2024	224,578	$16,973	$2,995
2023	240,418	19,051	3,362
2022	229,705	19,643	3,466
SHARE REPURCHASE PROGRAMS. On December 9, 2021, the Board of Directors increased the company’s share repurchase authorization by an additional 20,000,000 shares of common stock. As of December 31, 2024, we had 6,763,445 shares remaining under the share repurchase authorization. The activity under these authorizations is as follows (dollar amounts in thousands):

	Shares Repurchased	Total Value of Shares Repurchased
2024 Repurchases	—	$—
2023 Repurchases	645,753	62,778
2022 Repurchases	14,226,190	1,456,713
NOTE 7: COMMITMENTS AND CONTINGENCIES
EMPLOYEE BENEFIT PLANS. We offer a defined contribution plan, which qualifies under section 401(k) of the Internal Revenue Code and covers all eligible U.S. employees. We can also elect to make matching contributions to the plan. Annual discretionary contributions may also be made to the plan. Defined contribution plan expense, including matching contributions, is as follows (in thousands):

2024	$47,017
2023	45,854
2022	59,259
We contributed a defined contribution match of six percent in 2024, 2023, and 2022.
LEASE COMMITMENTS. We maintain operating leases for office space, warehouses, office equipment, trailers, and a small number of intermodal containers. See Note 10, Leases, for further information.
LITIGATION. We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including certain contingent auto liability cases as of December 31, 2024. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.
NOTE 8: SEGMENT REPORTING

Our segments are based on our method of internal reporting, which generally segregates the segments by service line and the primary services they provide to our customers. The internal reporting of segments is aligned with the reporting and review process used by our chief operating decision maker (“CODM”), our Chief Executive Officer. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies. We do not report our intersegment revenues by segment to our CODM and do not believe they are a meaningful metric for evaluating the performance of our reportable segments.
Our CODM utilizes segment operating income as the primary measure to evaluate the performance of our reportable segments. Operating income is an important measure of our ability to optimize our cost structure through innovation of our proprietary operating systems and accelerating the capabilities of our workforce. It also guides the allocation of resources, including employees, technology investments, and capital resource investments to each segment. Additionally, operating income is also an important measure of our ability to maintain pricing discipline and driving profitable growth while effectively serving our customers and contract carriers. We consider operating income to be our primary performance metric. The review of segment performance and the allocation of resources occurs primarily in the annual budgeting process and through a regular cadence of operating reviews to monitor the progress of strategic initiatives included in our enterprise balanced scorecard.
We identify two reportable segments with all other segments included in “All Other and Corporate” as follows:
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
•All Other and Corporate: All Other and Corporate includes our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses. Robinson Fresh provides sourcing services including the buying, selling, and/or marketing of fresh fruits, vegetables, and other value-added perishable items. Managed Solutions provides Transportation Management Services, or Managed TMS. Other Surface Transportation revenues are primarily earned by our Europe Surface Transportation segment. Europe Surface Transportation provides transportation and logistics services including truckload and LTL transportation services across Europe.
Reportable segment information as of, and for the years ended, December 31, 2024, 2023, and 2022, is as follows (dollars in thousands):

	Twelve Months Ended December 31, 2024
	NAST	Global Forwarding	Total
Revenues from external customers	$11,727,539	$3,805,018	$15,532,557
Other revenues(1)			2,192,399
Total consolidated revenues			17,724,956
Less significant segment expenses:
Purchased transportation and related services (2)	10,086,344	3,002,469
Personnel expenses (2)	669,611	371,576
Other selling, general, and administrative expenses (2)	440,292	218,497
Segment operating income	531,292	212,476	743,768
Other operating income (loss)(1)			(74,627)
Total consolidated operating income			669,141
Interest and other income/expenses, net			(89,937)
Income before provision for income taxes			$579,204

	Twelve Months Ended December 31, 2023
	NAST	Global Forwarding	Total
Revenues from external customers	$12,471,075	$2,997,704	$15,468,779
Other revenues(1)			2,127,664
Total consolidated revenues			17,596,443
Less significant segment expenses:
Purchased transportation and related services (2)	10,877,221	2,308,339
Personnel expenses (2)	662,037	366,464
Other selling, general, and administrative expenses (2)	471,857	237,071
Segment operating income	459,960	85,830	545,790
Other operating income (loss)(1)			(31,183)
Total consolidated operating income			514,607
Interest and other income/expenses, net			(105,421)
Income before provision for income taxes			$409,186

	Twelve Months Ended December 31, 2022
	NAST	Global Forwarding	Total
Revenues from external customers	$15,827,467	$6,812,008	$22,639,475
Other revenues(1)			2,057,150
Total consolidated revenues			24,696,625
Less significant segment expenses:
Purchased transportation and related services (2)	13,630,763	5,728,535
Personnel expenses (2)	844,472	414,690
Other selling, general, and administrative expenses (2)	518,930	219,419
Segment operating income	833,302	449,364	1,282,666
Other operating income (loss)(1)			(15,884)
Total consolidated operating income			1,266,782
Interest and other income/expenses, net			(100,017)
Income before provision for income taxes			$1,166,765
________________________________
(1) Other revenues and operating income (loss) are attributable to our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

Additional segment disclosures as of, and for the years ended, December 31, 2024, 2023, and 2022, is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
December 31, 2024
Depreciation and amortization	$20,670	$10,602	$65,888	$97,160
Total assets(1)	2,874,701	1,335,178	1,088,047	5,297,926
Average employee headcount	5,696	4,678	4,012	14,386
December 31, 2023
Depreciation and amortization	$23,027	$19,325	$56,633	$98,985
Total assets(1)	3,008,459	1,094,895	1,121,926	5,225,280
Average employee headcount	6,469	5,222	4,350	16,041
December 31, 2022
Depreciation and amortization	$23,643	$21,835	$47,298	$92,776
Total assets(1)	3,304,480	1,507,913	1,142,171	5,954,564
Average employee headcount	7,365	5,712	4,524	17,601
________________________________
(1) All cash and cash equivalents and certain owned properties are included in All Other and Corporate.
The following table presents our total revenues (based on location of the customer) and long-lived assets (including other intangible assets and other assets) by geographic regions (in thousands):

	For the year ended December 31,
	2024	2023	2022
Total revenues
U.S.	$14,872,311	$14,795,659	$20,696,448
Other locations	2,852,645	2,800,784	4,000,177
Total revenues	$17,724,956	$17,596,443	$24,696,625

	As of December 31,
	2024	2023	2022
Long-lived assets
U.S.	$678,900	$728,538	$751,984
Other locations	220,458	142,448	142,529
Total long-lived assets	$899,358	$870,986	$894,513

NOTE 9: REVENUE FROM CONTRACTS WITH CUSTOMERS
A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the twelve months ended December 31, 2024, 2023, and 2022, as follows (dollars in thousands):

	Twelve Months Ended December 31, 2024
	NAST	Global Forwarding	All Other and Corporate	Total
Major service lines:
Transportation and logistics services(1)	$11,727,539	$3,805,018	$821,188	$16,353,745
Sourcing(2)	—	—	1,371,211	1,371,211
Total	$11,727,539	$3,805,018	$2,192,399	$17,724,956

	Twelve Months Ended December 31, 2023
	NAST	Global Forwarding	All Other and Corporate	Total
Major service lines:
Transportation and logistics services(1)	$12,471,075	$2,997,704	$903,881	$16,372,660
Sourcing(2)	—	—	1,223,783	1,223,783
Total	$12,471,075	$2,997,704	$2,127,664	$17,596,443

	Twelve Months Ended December 31, 2022
	NAST	Global Forwarding	All Other and Corporate	Total
Major service lines:
Transportation and logistics services(1)	$15,827,467	$6,812,008	$876,909	$23,516,384
Sourcing(2)	—	—	1,180,241	1,180,241
Total	$15,827,467	$6,812,008	$2,057,150	$24,696,625
_______________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration and amounts are not due from our customer prior to the completion of our performance obligations and as such contract liabilities as of December 31, 2024 and 2023, and revenue recognized in the twelve months ended December 31, 2024, 2023, and 2022, resulting from contract liabilities were not significant. Contract assets and accrued expenses—transportation expenses fluctuate from period to period primarily based upon changes in transportation pricing and costs and shipments in-transit at period end.
Approximately 89 percent, 90 percent, and 93 percent of our total revenues for the twelve months ended December 31, 2024, 2023, and 2022, respectively, are attributable to arranging for the transportation of our customers’ freight for which we transfer control and satisfy our performance obligation over the requisite transit period. A days-in-transit output method is used to measure the progress of our performance as of the reporting date. We determine the transit period based upon the departure date and the delivery date, which may be estimated if delivery has not occurred as of the reporting date. Determining the transit period and how much of it has been completed as of the reporting date may require management to make judgments that affect the timing of revenue recognized. We have determined that revenue recognition over the transit period provides a faithful depiction of the transfer of goods and services to our customer as our obligation is performed over the transit period. The transaction price for our performance obligation under these arrangements is generally fixed and readily determinable upon contract inception and is not contingent upon the occurrence or non-occurrence of another event.
Approximately eight percent, seven percent, and five percent of our total revenues for the twelve months ended December 31, 2024, 2023, and 2022, respectively, are attributable to buying, selling, and/or marketing of produce including fresh fruits, vegetables, and other value-added perishable items. Total revenues for these transactions are recognized at a point in time upon completion of our performance obligation, which is generally when the produce is received by our customer. The transaction price for our performance obligation under these arrangements is generally fixed and readily determinable upon contract inception and is not contingent upon the occurrence or non-occurrence of another event.

Approximately three percent, three percent, and two percent of our total revenues for the twelve months ended December 31, 2024, 2023, and 2022, respectively, are attributable to value-added logistics services, such as customs brokerage, fee-based managed solutions, warehousing services, and supply chain consulting and optimization services. Total revenues for these services are recognized over time as we complete our performance obligation. Transaction price is determined and allocated to these performance obligations at their fixed fee or agreed upon rate multiplied by their associated measure of progress, which may be transactional volumes, labor hours, or time elapsed.
We expense incremental costs of obtaining customer contracts (i.e., sales commissions) due to the short duration of our arrangements as the amortization period of such amounts is expected to be less than one year. These amounts are included within personnel expenses in our consolidated statements of operations and comprehensive income. In addition, we do not disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied as of the end of the period, as our contracts have an expected length of one year or less. Finally, for certain of our performance obligations, such as fee-based managed solutions, supply chain consulting and optimization services, and warehousing services, we have recognized revenue in the amount for which we have the right to invoice our customer as we have determined this amount corresponds directly with the value provided to the customer for our performance completed to date.
NOTE 10: LEASES
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
We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of December 31, 2024.
Information regarding lease costs, other lease information, remaining lease term, and discount rate are presented below (dollars in thousands):

	Twelve Months Ended December 31,
Lease Costs	2024	2023	2022
Operating lease expense(1)	$108,834	$100,635	$92,032
Short-term lease expense	4,109	5,377	7,151
Total lease expense	$112,943	$106,012	$99,183
_______________________________
(1) Operating lease expense for the twelve months ended December 31, 2024, includes $13.0 million of restructuring charges related to rationalization of our facilities footprint including the early termination or abandonment of select office buildings under operating leases. Refer to Note 14, Restructuring, for further discussion related to our 2024 Restructuring Program.

	Twelve Months Ended December 31,
Other Lease Information	2024	2023	2022
Operating cash outflows from operating leases	$97,743	$97,880	$91,702
Right-of-use lease assets obtained in exchange for new lease liabilities	85,233	66,473	161,886

	As of December 31,
Lease Term and Discount Rate	2024	2023
Weighted average remaining lease term (in years)	5.5	5.9
Weighted average discount rate	4.3%	3.9%
The maturity of lease liabilities as of December 31, 2024, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases(1)
2025	$89,523
2026	88,899
2027	71,829
2028	54,842
2029	42,035
Thereafter	73,985
Total lease payments	421,113
Less: Interest	(47,090)
Present value of lease liabilities	$374,023
_________________________________________
(1) Includes $10.5 million of operating lease liabilities for the Europe Surface Transportation disposal group, which is presented within liabilities held-for-sale on the condensed consolidated balance sheets. Refer to Note 15, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
NOTE 11. ALLOWANCE FOR CREDIT LOSSES
Our allowance for credit losses is computed using a number of factors, including our past credit loss experience and our customers’ credit ratings, in addition to other customer-specific factors. We have also considered recent trends and developments related to the current macroeconomic environment in determining our ending allowance for credit losses for both accounts receivable and contract assets. The allowance for credit losses on contract assets was not significant.
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below for the twelve months ended December 31, 2023, and 2024 (in thousands):

Balance, December 31, 2022	$28,749
Provision	(5,702)
Write-offs	(8,818)
Balance, December 31, 2023	14,229
Provision	6,693
Write-offs	(6,884)
Balance, December 31, 2024 (1)	$14,038
_________________________________________
(1) Includes an immaterial allowance for credit losses for the Europe Surface Transportation disposal group, which is presented within assets held for sale on the condensed consolidated balance sheets. Refer to Note 15, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
Recoveries of amounts previously written off were not significant for the twelve months ended December 31, 2024.

NOTE 12: CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in the Stockholders’ investment on our consolidated balance sheets. The recorded balance as of December 31, 2024 and 2023, was $110.4 million and $80.9 million, respectively, and is comprised solely of foreign currency adjustments, including foreign currency translation.
Other comprehensive loss was $29.5 million for the twelve months ended December 31, 2024, driven primarily by fluctuations in the Singapore Dollar, Australian Dollar, and the Euro. Other comprehensive income was $7.9 million for the twelve months ended December 31, 2023, driven primarily by fluctuations in the Euro and Polish Zloty.
NOTE 13: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Standards:
In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses regularly provided to the CODM. We adopted this standard in the fiscal year ended December 31, 2024, and have retrospectively updated our segment reporting disclosures accordingly in Note 8, Segment Reporting.
Recently Issued Accounting Standards:
In November 2024, the FASB issued Accounting Standard Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements. The guidance in this ASU is effective for all public entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The update may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the effects adoption of this guidance will have on our consolidated financial statements.
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
NOTE 14: RESTRUCTURING
2024 Restructuring Program: In 2024, the Company announced a restructuring program (the “2024 Restructuring Program”) to drive our enterprise strategy and reduce our cost structure. The 2024 Restructuring Program focused on waste reduction, reprioritizing our product and technology teams on fewer strategic initiatives, driving synergies across our portfolio of services, and unifying the go to market strategy of our divisions.
The major initiatives included 1) optimizing our management hierarchy, which includes a reduction in workforce; 2) reprioritizing the efforts of our product and technology teams to focus on fewer strategic initiatives to accelerate the capabilities of our platform to deliver market-leading outcomes for our customers, carriers, and employees; and 3) the rationalization of our facilities footprint including the consolidation, early termination, or abandonment of office buildings under operating leases.
In 2024, we recognized restructuring charges of $45.7 million primarily related to workforce reductions, an impairment of internally developed software, and charges related to reducing our facilities footprint including early termination or abandonment of office buildings under operating leases. We paid $21.6 million of cash related to the 2024 Restructuring Program in the twelve months ended December 31, 2024. The initiatives included in our 2024 Restructuring Program are complete with the remaining $4.0 million of restructuring reserves as of December 31, 2024 expected to be paid in 2025.

A summary of charges related to our 2024 Restructuring Program are presented below (in thousands):

Twelve Months Ended December 31,
2024
Severance(1)	$22,072
Other personnel expenses(1)	1,785
Other selling, general, and administrative expenses(2)	21,876
Total	$45,733
________________________________
(1) Amounts are included within personnel expenses in our consolidated statements of operations and comprehensive income.
(2) Amounts are included within other selling, general, and administrative expenses in our consolidated statements of operations and comprehensive income.
The following table summarizes restructuring charges related to our 2024 Restructuring Program by reportable segment (in thousands):

	Twelve Months Ended December 31, 2024
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$10,176	$6,872	$6,809	$23,857
Other selling, general, and administrative expenses	6,885	4,694	10,297	21,876
The following table summarizes activity related to our 2024 Restructuring Program and reserves included in our consolidated balance sheets (in thousands):

	Accrued Severance and Other Personnel Expenses	Accrued Other Selling, General, and Administrative Expenses	Total
Balance, December 31, 2023	$—	$—	$—
Restructuring charges	23,857	21,876	45,733
Cash payments	(19,213)	(2,416)	(21,629)
Settled non-cash	—	(19,101)	(19,101)
Accrual adjustments(1)	(965)	(15)	(980)
Balance, December 31, 2024	$3,679	$344	$4,023
________________________________
(1) Accrual adjustments primarily relate to changes in estimates for certain employee termination costs, including those settling for an amount different than originally estimated and foreign currency adjustments.
2022 Restructuring Program: In 2022, we announced organizational changes to support our enterprise strategy of accelerating our digital transformation and productivity initiatives. The initiatives under our 2022 Restructuring Program were completed in 2023. We paid $3.6 million of cash related to the 2022 Restructuring Program in the twelve months ended December 31, 2024.
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
The following table summarizes activity related to our 2022 Restructuring Program and reserves included in our consolidated balance sheets (in thousands):

	Accrued Severance and Other Personnel Expenses	Accrued Other Selling, General, and Administrative Expenses	Total
Balance, December 31, 2022	$18,976	$—	$18,976
Restructuring charges	16,172	1,304	17,476
Cash payments	(30,477)	(415)	(30,892)
Settled non-cash	—	(907)	(907)
Accrual adjustments(1)	(888)	18	(870)
Balance, December 31, 2023	3,783	—	3,783
Restructuring charges	12	—	12
Cash payments	(3,605)	—	(3,605)
Accrual adjustments(1)	(190)	—	(190)
Balance, December 31, 2024	$—	$—	$—
________________________________
(1) Accrual adjustments primarily relate to changes in estimates for certain employee termination costs, including those settling for an amount different than originally estimated and foreign currency adjustments.

NOTE 15: DIVESTITURES
Europe Surface Transportation Divestiture: In 2024, we entered into an agreement to sell our Europe Surface Transportation business, which is included in our All Other and Corporate segment. The divestiture is part of our enterprise strategy to drive focus on profitable growth in our four core modes—North American truckload and LTL and global ocean and air—as engines to ignite growth and create the most value for our stakeholders. We have determined this divestiture does not represent a strategic shift that will have a major effect on our consolidated results of operations, and therefore the results of our Europe Surface Transportation business are not reported as discontinued operations. The sale included all assets and liabilities of the business other than our proprietary technology platform. The sale closed effective February 1, 2025.
As of December 31, 2024, the assets and liabilities of the Europe Surface Transportation disposal group are presented as held for sale at fair value less any direct costs incurred to sell as of December 31, 2024. We recognized a $32.8 million pre-tax loss on the disposal group classified as held for sale in 2024. Including the direct costs incurred to sell the business and the loss on the disposal group, the total pre-tax loss recognized was $44.5 million in 2024.

A summary of exit and disposal costs related to our Europe Surface Transportation divestiture included in our All Other and Corporate segment is presented below (in thousands):

Twelve Months Ended December 31,
2024
Other selling, general, and administrative expenses(1)	$44,462
Income tax benefits(2)	(800)
Total	$43,662
________________________________
(1) Amounts are included within other selling, general, and administrative expenses in our consolidated statements of operations and comprehensive income and consist primarily of a $32.8 million pre-tax loss on the disposal group and direct costs to sell.
(2) Amounts are included within provision for income taxes in our consolidated statements of operations and comprehensive income.
A summary of assets and liabilities associated with the Europe Surface Transportation disposal group that are held for sale , is presented below (in thousands):

As of December 31, 2024
Assets held for sale:
Cash and cash equivalents	$10,307
Receivables	114,721
Goodwill and other intangible assets	31,297
Right-of-use lease assets	10,737
Other assets	3,366
Valuation allowance	(32,794)
Total assets held for sale(1)	$137,634

Liabilities held for sale:
Accounts payable	$51,388
Lease liabilities	10,540
Other liabilities	5,485
Total liabilities held for sale(1)	$67,413

Cumulative translation loss of foreign entities to be sold(2)	$2,238
________________________________
(1) Assets and liabilities held for sale are separately presented on the consolidated balance sheets.
(2) Cumulative translation loss of foreign entities to be sold is included within accumulated other comprehensive losses on the consolidated balance sheets.
South American Divestiture: In 2023, we announced a plan to divest our operations in Argentina to mitigate our exposure to the deteriorating economic conditions and increasing political instability there. We identified a local independent agent to continue serving our customers in the region. As a result of these actions, we recognized a $22.0 million pre-tax loss on divestiture in 2023 primarily related to disposal and exit activities including asset impairments and workforce reductions. The divestiture was completed near the end of 2023 for nominal consideration.

A summary of exit and disposal costs related to our South American divestiture is presented below (in thousands):

Twelve Months Ended December 31,
2023
Severance and other personnel expenses(1)	$2,237
Other selling, general, and administrative expenses(2)	18,328
Other miscellaneous expenses(3)	1,420
Income tax benefits(4)	(795)
Total	$21,190
________________________________
(1) Amounts are included within personnel expenses in our consolidated statements of operations and comprehensive income.
(2) Amounts are included within other selling, general, and administrative expenses in our consolidated statements of operations and comprehensive income and consist primarily of a $17.7 million pre-tax loss on the disposal group.
(3) Amounts are included within interest and other income/expense, net in our consolidated statements of operations and comprehensive income.
(4) Amounts are included within provision for income taxes in our consolidated statements of operations and comprehensive income.
The following table summarizes exit and disposal costs related to our South American divestiture by reportable segment (dollars in thousands):

	Twelve Months Ended December 31, 2023
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$—	$1,641	$596	$2,237
Other selling, general, and administrative expenses	—	17,961	367	18,328
Other miscellaneous expenses	—	1,420	—	1,420
Income tax benefits	—	(795)	—	(795)

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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and the COSO criteria, management concluded that, as of December 31, 2024, the Company maintained effective internal control over financial reporting.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s internal control over financial reporting as of December 31, 2024, and has issued a report that is included in Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
The information contained under the heading Insider Trading Policy in the Proxy Statement is incorporated in this Form 10-K by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information contained under the headings or subheadings “Compensation of Directors” and “Compensation Discussion and Analysis” (excluding the information presented under the subheading “Pay Versus Performance”) in the Proxy Statement is incorporated in this Form 10-K by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Equity Compensation Plans
The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2024:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (1)
Equity compensation plans approved by security holders	7,204,664	(2)	$79.83	(3)	3,328,769
Equity compensation plans not approved by security holders	159,912	(4)	—		—
Total	7,364,576		$79.83		3,328,769
________________________________
(1) Includes 1,649,993 shares available for issuance under our Employee Stock Purchase Plan and 1,678,776 shares that may become subject to future awards in the form of stock options, restricted stock units, performance shares and performance-based restricted stock units under the Plan.
(2)Represents 3,491,998 shares issuable upon exercise of outstanding stock options, 2,322,611 vested and 654,059 unvested restricted stock units, and 161,608 vested and 574,388 unvested performance stock units that will vest if target levels are achieved.
(3)Represents weighted average exercise price of outstanding stock options.
(4)Upon the appointment of our President and CEO, we issued 142,584 time-based restricted units and 91,016 performance stock units at target. As of December 31, 2024, 68,896 restricted stock units remained unvested and outstanding, and 23,147 vested and 67,869 unvested performance stock units that will vest if target levels are achieved.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(1)The Company’s 2024 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.
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

10.4
Credit Agreement Dated as of May 6, 2022 Among C.H. Robinson Worldwide Inc., the Lenders, and U.S. Bank National Association, as Administrative Agent (incorporated by reference to the Company’s Current Form on Form 8-K filed on May 11, 2022)

10.5
Fourth Omnibus Amendment dated November 21, 2022 among C.H. Robinson Worldwide, Inc., the guarantors and lenders party thereto and U.S. Bank National Association, as LC Issuer, Swing Line Lender and Administrative Agent for the lenders, to that certain Credit Agreement, dated as of October 29, 2012, by and among the C.H. Robinson Company Inc., the lenders, and U.S. Bank National Association, as LC Issuer, Swing Line Lender and Administrative Agent for the lenders, as previously amended (incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K filed on November 23, 2022)

10.6
Third Amendment to Note Purchase Agreement dated as of November 21, 2022 by and among C.H. Robinson Worldwide, Inc., the noteholders party thereto and the guarantors party thereto (incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K filed on November 23, 2022)

10.7
Form of C.H. Robinson Executive Separation and Change in Control Plan and Summary Plan Description For Eligible U.S. Employees (incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 10-Q filed on August 2, 2024)

10.8
Receivables Purchase Agreement, dated November 19, 2021, by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, the various conduit purchasers, committed purchasers and purchaser agents from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 23, 2021)

10.9
Second Amendment to the Receivables Purchase Agreement, dated July 7, 2022 by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, and the various conduit purchasers, committed purchasers and purchaser agents, and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K on July 12, 2022)

10.10
Third Amendment to the Receivables Purchase Agreement, dated November 7, 2023, by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, and the various conduit purchasers, committed purchasers and purchaser agents, and administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 7, 2023)

10.11
Receivables Sale Agreement, dated November 19, 2021, by and among C.H. Robinson, Company Inc., and the other originators from time to time party thereto, C.H. Robinson Receivables, LLC, and C.H. Robinson Worldwide, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K on November 23, 2021)

10.12
First Amendment to the Receivables Sale Agreement, dated July 7, 2022 by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, and the originators party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K on July 12, 2022)

10.13
Performance Guaranty, dated November 19, 2021, made by C.H. Robinson Worldwide, Inc., for the benefit of Bank of America, N.A, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K on November 23, 2021)

10.14
Fourth Amendment to the Receivables Purchase Agreement, dated October 14, 2024, by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, and the various conduit purchasers, committed purchasers and purchaser agents, and administrative agents (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report filed on November 1, 2024)

†10.15	C.H. Robinson Worldwide, Inc., 2015 Non-Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A, filed on March 27, 2015)

†10.16	Form of Incentive Stock Option (Time-Based U.S.) Agreement (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

†10.17	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

†10.18	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

†10.19	Form of Key Employee Agreement (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

†10.20	Form of Restricted Stock Unit Award Agreement – U.S. Senior Leaders (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)

†10.21	Form of Performance Stock Unit Award (EPS) Agreement – U.S. Senior Leaders (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)

†10.22	Form of Performance Stock Unit Award (AGP) Agreement – U.S. Senior Leaders (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)

†10.23	Form of Restricted Stock Unit Award Agreement - U.S. Senior Leaders (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021)

†10.24	Form of Performance Stock Unit Award (EPS) Agreement - U.S. Senior Leaders (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021)

†10.25	Form of Performance Stock Unit Award (AGP) Agreement - U.S. Senior Leaders (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021)

†10.26	Form of 2023 Retention Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K filed on January 3, 2023)

†10.27	Form of 2023 Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

†10.28	Form of 2023 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

†10.29	Form of 2023 Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

†10.30
Employment offer letter agreement with David Bozeman dated June 4, 2023, including forms of equity award agreements (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 6, 2023)

†10.31
Form of Performance Stock Unit Award Agreement - Senior Leadership Team and Chief Executive Officer (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on 10-K filed on February 16, 2024)

†10.32	Form of 2024 Restricted Stock Unit Award Agreement - U.S. Senior Leaders (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on 10-K filed on February 16, 2024)

†10.33	Form of 2024 Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on 10-K for the year ended December 31, 2023)

†10.34	Employment offer letter agreement with Damon Lee fully executed June 4, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 6, 2024)

*19.1	Insider Trading Policy

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*24	Powers of Attorney

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Compensation Recovery Policy (incorporated by reference to Exhibit 97 in the Company's Annual Report on Form 10-K for the year ended December 31, 2023)

*101	The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 14, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023, and 2022, (ii) Consolidated Balance Sheets as of December 31, 2024 and 2023, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022, (iv) Consolidated Statements of Stockholders’ Investment for the years ended 2024, 2023, and 2022, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Current Report on Form 10-K formatted in Inline XBRL

*	Filed herewith
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on February 14, 2025.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Damon J. Lee
Damon J. Lee
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2025.

Signature	Title

/s/ David P. Bozeman	Chief Executive Officer (Principal Executive Officer)
David P. Bozeman

/s/ Damon J. Lee	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Damon J. Lee

*	Chair of the Board
Jodee A. Kozlak

*	Director
James J. Barber, Jr.

*	Director
Kermit R. Crawford

*	Director
Timothy C. Gokey

*	Director
Mark A. Goodburn

*	Director
Mary J. Steele Guilfoile

*	Director
Henry J. Maier

*	Director
Michael H. McGarry

*	Director
Paige K. Robbins

*	Director
Paula C. Tolliver

*	Director
Henry W. Winship

*By:	/s/ Nicole H. Strydom
Nicole H. Strydom
Attorney-in-Fact