Form 10-Q
period 2025-03-31
C. H. ROBINSON WORLDWIDE, INC.
filed 2025-05-02
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2025, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 118,730,622.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$129,942	$145,762
Receivables, net of allowance for credit loss of $12,666 and $13,285	2,482,842	2,383,709
Contract assets, net of allowance for credit loss	197,488	200,332
Prepaid expenses and other	113,453	102,166
Assets held for sale	—	137,634
Total current assets	2,923,725	2,969,603
Property and equipment, net of accumulated depreciation and amortization	123,041	127,189
Goodwill	1,432,136	1,428,965
Other intangible assets, net of accumulated amortization	25,735	28,193
Right-of-use lease assets	311,035	334,738
Deferred tax assets	283,260	300,909
Other assets	127,182	108,329
Total assets	$5,226,114	$5,297,926

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,253,079	$1,178,335
Outstanding checks	21,494	33,797
Accrued expenses:
Compensation	109,646	180,801
Transportation expense	151,203	153,274
Income taxes	21,479	9,326
Other accrued liabilities	168,675	173,318
Current lease liabilities	69,935	72,842
Current portion of debt	467,854	455,792
Liabilities held for sale	—	67,413
Total current liabilities	2,263,365	2,324,898

Long-term debt	922,087	921,857
Noncurrent lease liabilities	268,914	290,641
Noncurrent income taxes payable	23,941	23,472
Deferred tax liabilities	10,392	12,565
Other long-term liabilities	2,690	2,442
Total liabilities	3,491,389	3,575,875
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,199 and 179,199 shares issued, 118,958 and 118,664 outstanding	11,896	11,866
Additional paid-in capital	715,021	775,054
Retained earnings	5,847,221	5,786,337
Accumulated other comprehensive loss	(99,967)	(110,402)
Treasury stock at cost (60,241 and 60,535 shares)	(4,739,446)	(4,740,804)
Total stockholders’ investment	1,734,725	1,722,051
Total liabilities and stockholders’ investment	$5,226,114	$5,297,926
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Transportation	$3,721,915	$4,082,588
Sourcing	324,825	329,723
Total revenues	4,046,740	4,412,311
Costs and expenses:
Purchased transportation and related services	3,081,370	3,454,996
Purchased products sourced for resale	292,282	299,586
Personnel expenses	348,553	379,087
Other selling, general, and administrative expenses	147,682	151,509
Total costs and expenses	3,869,887	4,285,178
Income from operations	176,853	127,133
Interest and other income/expense, net	(20,051)	(16,780)
Income before provision for income taxes	156,802	110,353
Provision for income taxes	21,500	17,449
Net income	135,302	92,904
Other comprehensive income (loss)	10,435	(19,490)
Comprehensive income	$145,737	$73,414

Basic net income per share	$1.12	$0.78
Diluted net income per share	$1.11	$0.78

Basic weighted average shares outstanding	120,969	119,344
Dilutive effect of outstanding stock awards	963	260
Diluted weighted average shares outstanding	121,932	119,604
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2024	118,664	$11,866	$775,054	$5,786,337	$(110,402)	$(4,740,804)	$1,722,051
Net income				135,302			135,302
Foreign currency adjustments					10,435		10,435
Dividends declared, $0.62 per share				(74,418)			(74,418)
Stock issued for employee benefit plans	779	78	(83,179)			50,080	(33,021)
Stock-based compensation expense	—	—	23,146			—	23,146
Repurchase of common stock	(485)	(48)				(48,722)	(48,770)
Balance March 31, 2025	118,958	$11,896	$715,021	$5,847,221	$(99,967)	$(4,739,446)	$1,734,725

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2023	116,768	$11,677	$754,093	$5,620,790	$(80,946)	$(4,886,917)	$1,418,697
Net income				92,904			92,904
Foreign currency adjustments					(19,490)		(19,490)
Dividends declared, $0.61 per share				(74,065)			(74,065)
Stock issued for employee benefit plans	232	23	(29,768)			19,020	(10,725)
Stock-based compensation expense	—	—	22,673			—	22,673
Balance March 31, 2024	117,000	$11,700	$746,998	$5,639,629	$(100,436)	$(4,867,897)	$1,429,994
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$135,302	$92,904
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	25,642	23,878
Provision for credit losses	1,315	2,813
Stock-based compensation	23,146	22,673
Deferred income taxes	15,675	(6,805)
Excess tax benefit on stock-based compensation	(7,032)	(1,570)
Change in loss on disposal group	(569)	—
Other operating activities	6,665	5,596
Changes in operating elements:
Receivables	(70,602)	(225,402)
Contract assets	2,898	(45,574)
Prepaid expenses and other	(10,994)	(11,409)
Right of use asset	19,315	(13,933)
Accounts payable and outstanding checks	58,699	84,966
Accrued compensation	(71,579)	(23,407)
Accrued transportation expense	(2,071)	38,106
Accrued income taxes	19,445	3,619
Other accrued liabilities	(12,535)	5,446
Lease liability	(26,615)	14,347
Other assets and liabilities	426	429
Net cash provided by (used for) operating activities	106,531	(33,323)
INVESTING ACTIVITIES
Purchases of property and equipment	(3,348)	(8,620)
Purchases and development of software	(12,734)	(13,854)
Proceeds from divestiture	27,737	—
Net cash provided by (used for) investing activities	11,655	(22,474)
FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	16,808	5,405
Stock tendered for payment of withholding taxes	(49,829)	(16,130)
Repurchase of common stock	(47,700)	—
Cash dividends	(77,490)	(74,580)
Proceeds from short-term borrowings	682,000	912,000
Payments on short-term borrowings	(670,000)	(792,000)
Net cash (used for) provided by financing activities	(146,211)	34,695
Effect of exchange rates on cash and cash equivalents	1,429	(2,584)
Net change in cash and cash equivalents, including cash and cash equivalents classified within assets held for sale	(26,596)	(23,686)
Plus: net decrease in cash and cash equivalents within assets held for sale	10,776	—
Cash and cash equivalents, beginning of period	145,762	145,524
Cash and cash equivalents, end of period	$129,942	$121,838

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
Our reportable segments are North American Surface Transportation (“NAST”) and Global Forwarding, with all other segments included in All Other and Corporate. The All Other and Corporate reportable segment includes Robinson Fresh, Managed Solutions, Other Surface Transportation outside of North America, and other miscellaneous revenues and unallocated corporate expenses. For financial information concerning our reportable segments, refer to Note 8, Segment Reporting.
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
Consistent with SEC rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read the condensed consolidated financial statements and related notes in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2024.
RECENTLY ISSUED ACCOUNTING STANDARDS
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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance, December 31, 2024(1)	$1,179,444	$202,498	$75,617	$1,457,559
Foreign currency translation	1,350	1,759	165	3,274
Divestitures(2)	—	—	(28,697)	(28,697)
Balance, March 31, 2025	$1,180,794	$204,257	$47,085	$1,432,136
_________________________________________
(1) Includes $28.6 million of goodwill for the Europe Surface Transportation disposal group, which is presented within assets held for sale on the condensed consolidated balance sheets as of December 31, 2024. Refer to Note 14, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
(2) On February 1, 2025, the Company completed the sale of our Europe Surface Transportation business. In connection with the sale, we disposed of goodwill included in the Europe Surface Transportation disposal group. Refer to Note 14, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
Goodwill is tested at least annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). As part of our 2024 annual impairment test, we determined that the fair value of our reporting units exceeded their respective carrying values and our goodwill balance was not impaired.
Excluding the sale of our Europe Surface Transportation business on February 1, 2025 and the corresponding goodwill disposal, no changes in circumstances or events were identified in the first quarter of 2025 that would indicate an interim impairment analysis was required for any of our remaining reporting units as of March 31, 2025.
Identifiable intangible assets consisted of the following (in thousands):

	March 31, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships(1)	$78,896	$(59,054)	$19,842	$78,280	$(55,984)	$22,296
Divestitures(2)	(7,336)	4,629	(2,707)	—	—	—
Total finite-lived intangibles	71,560	(54,425)	17,135	78,280	(55,984)	22,296
Indefinite-lived intangibles
Trademarks	8,600	—	8,600	8,600	—	8,600
Total intangibles	$80,160	$(54,425)	$25,735	$86,880	$(55,984)	$30,896
_________________________________________
(1) Includes $2.7 million of net intangible assets for the Europe Surface Transportation disposal group, which is presented within assets held for sale on the condensed consolidated balance sheets as of December 31, 2024. Refer to Note 14, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
(2) On February 1, 2025, the Company completed the sale of our Europe Surface Transportation business. In connection with the sale, we disposed of customer relationship intangible assets included in the Europe Surface Transportation disposal group. Refer to Note 14, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Amortization expense	$2,537	$3,313
Finite-lived intangible assets, by reportable segment, as of March 31, 2025, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	Total
Remainder of 2025	$5,893	$1,702	$7,595
2026	7,857	373	8,230
2027	1,310	—	1,310
Total			$17,135
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
Assets and liabilities held for sale — In 2024, we entered into an agreement to sell our Europe Surface Transportation business. The sale closed with an effective date of February 1, 2025. The sale included all of the assets and liabilities of the business other than our proprietary technology platform (the “Europe Surface Transportation disposal group”). The Europe Surface Transportation disposal group was classified as held for sale as of December 31, 2024. We measured the Europe Surface Transportation disposal group at its fair value less costs incurred to sell and recorded a $44.5 million loss in the twelve months ended December 31, 2024. The fair value of the assets and liabilities held for sale were classified as Level 2 in the fair value hierarchy based on the negotiated sale price, which is an observable market-based input. There are no remaining assets and liabilities held for sale as of March 31, 2025. Refer to Note 14, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
Foreign Currency Derivatives — We may seek to manage our exposure to the risk of fluctuations in foreign currency exchange rates through the use of foreign currency forward contracts. Foreign currency forward contracts are accounted for at fair value with the recognition of all derivative instruments as either assets or liabilities on the balance sheet, and changes in fair value recognized in interest and other income/expenses, net in the consolidated statements of operations and comprehensive income. These contracts are accounted for as non-designated hedges pursuant to ASC Topic 815, “Derivatives and Hedging.” Foreign currency forward contracts are classified under Level 2 of the fair value hierarchy and are measured using market-based rates. The impact of foreign currency forward contracts was not material as of and for the three months ended March 31, 2025.
We had no other Level 2 or Level 3 assets or liabilities as of March 31, 2025, and December 31, 2024. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	March 31, 2025	December 31, 2024	Maturity	March 31, 2025	December 31, 2024
Revolving credit facility	5.55%	5.58%	November 2027	$—	$9,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables Securitization Facility(1)	5.22%	5.23%	November 2025	467,854	446,792
Senior Notes(1)	4.20%	4.20%	April 2028	597,087	596,857
Total debt				1,389,941	1,377,649
Less: Current maturities and short-term borrowing				(467,854)	(455,792)
Long-term debt				$922,087	$921,857
____________________________________________
(1) Net of unamortized discounts and issuance costs.
SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the “Credit Agreement”) with a total availability of $1 billion, which may be reduced by standby letters of credit. The Credit Agreement has a maturity date of November 19, 2027. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month SOFR plus a specified margin). As of March 31, 2025, the variable rate equaled SOFR and a credit spread adjustment of 0.10 percent plus 1.13 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility ranging from 0.07 percent to 0.15 percent. The recorded amount of borrowings outstanding, if any, approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
The Credit Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including a maximum leverage ratio of 3.75 to 1.00. The Credit Agreement also contains customary events of default.
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes Series A, Senior Notes Series B, and Senior Notes Series C (collectively, the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $299.9 million on March 31, 2025. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering our own risk. If the Notes were recorded at fair value, they would be classified as a Level 2 financial liability. Senior Notes Series A matured in August 2023.
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

U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On November 19, 2021, we entered into a receivables purchase agreement and related transaction documents with Bank of America, N.A. and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of a portion of our U.S. trade accounts receivable with a total availability of $500 million as of March 31, 2025. The interest rate on borrowings under the Receivables Securitization Facility is based on SOFR plus a credit spread adjustment of 0.10 percent plus 0.80 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility of 0.20 percent.
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
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes (“Senior Notes”) through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $590.8 million as of March 31, 2025, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $597.1 million as of March 31, 2025.
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
In addition to the above financing agreements, we have a $20 million discretionary line of credit with U.S. Bank of which $18.9 million is utilized for standby letters of credit related to insurance collateral as of March 31, 2025. These standby letters of credit are renewed annually and were undrawn as of March 31, 2025.

NOTE 5. INCOME TAXES
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate is as follows below.

	Three Months Ended March 31,
	2025	2024
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	2.0	2.8
Share based payment awards	(6.1)	(1.1)
Foreign tax credits	(1.9)	(1.7)
Other U.S. tax credits and incentives	(1.6)	(7.8)
Foreign tax rate differential	(2.7)	0.5
Section 162(m) limitation on compensation	1.7	1.2
Other	1.3	0.9
Effective income tax rate	13.7%	15.8%
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
As of March 31, 2025, we have $23.9 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefits could change in the next 12 months as a result of a lapse of the statute of limitations, new information, or settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.1 million in the next 12 months due to the lapsing of statutes of limitations. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2020.
NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	$—	$1,082
Stock awards	21,984	20,519
Company expense on ESPP discount	1,162	1,072
Total stock-based compensation expense	$23,146	$22,673
On May 5, 2022, our shareholders approved a 2022 Equity Incentive Plan (the “Plan”) and authorized an initial 4,261,884 shares for issuance of awards thereunder. The Plan allows us to grant certain stock awards, including stock options at fair market value, performance-based restricted stock units (“PSUs”) and shares, and time-based restricted stock units, to our key employees and non-employee directors. Shares subject to awards under the Plan or certain of our prior plans that expire or are canceled without delivery of shares or that are settled in cash generally may become available again for issuance under the Plan. There were 652,818 shares available for stock awards under the Plan as of March 31, 2025.
Stock Options – We have awarded stock options to certain key employees that vest primarily based on their continued employment. These awards are fully vested and there is no remaining unrecognized compensation expense related to stock options as of March 31, 2025. The outstanding options have expiration dates between 2025 and 2030. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options) on the grants.

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
Time-based Awards
We award time-based restricted stock units to certain key employees. These time-based awards are granted on an annual basis and vest over a three-year period. In 2023, we also granted retention awards, which vest over a one-year to three-year period. These awards vest primarily based on the passage of time and the employee’s continued employment.
We granted 300,366 PSUs at target and 477,962 time-based restricted stock units in February 2025 that vest over a three-year period. The PSUs will vest upon achieving cumulative three-year dilutive earnings per share targets and contain an upside opportunity of up to 200 percent. The PSUs and time-based restricted stock unit awards had a weighted average grant date fair value of $96.75 and provide for two-years of post-termination vesting upon a qualified retirement.
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
As of March 31, 2025, there was unrecognized compensation expense of $220.3 million related to previously granted stock awards assuming maximum achievement is obtained on our PSUs. The amount of future expense to be recognized will be based on the passage of time and contingent upon obtaining certain targets mentioned above over their respective performance period.
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

Three Months Ended March 31, 2025
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
75,677	$6,587	$1,162
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
•All Other and Corporate—All Other and Corporate includes our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses. Robinson Fresh provides sourcing services including the buying, selling, and/or marketing of fresh fruits, vegetables, and other value-added perishable items. Managed Solutions provides Transportation Management Services, or Managed TMS. Other Surface Transportation revenues were primarily earned by our Europe Surface Transportation segment which was sold effective February 1, 2025. Europe Surface Transportation provided transportation and logistics services including truckload and LTL transportation services across Europe. Refer to Note 14, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies located in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

Reportable segment information is as follows (dollars in thousands):

	Three Months Ended March 31, 2025
	NAST	Global Forwarding	Total
Revenues from external customers	$2,868,420	$774,888	$3,643,308
Other revenues(1)			403,432
Total consolidated revenues			4,046,740
Less significant segment expenses:
Purchased transportation and related services(2)	2,450,096	590,260
Personnel expenses(2)	162,810	87,729
Other selling, general, and administrative expenses(2)	111,843	53,956
Segment operating income	143,671	42,943	186,614
Other operating income (loss)(1)			(9,761)
Total consolidated operating income			176,853
Interest and other income/expenses, net			(20,051)
Income before provision for income taxes			$156,802

	Three Months Ended March 31, 2024
	NAST	Global Forwarding	Total
Revenues from external customers	$3,000,313	$858,637	$3,858,950
Other revenues(1)			553,361
Total consolidated revenues			4,412,311
Less significant segment expenses:
Purchased transportation and related services(2)	2,603,203	678,592
Personnel expenses(2)	175,625	96,463
Other selling, general, and administrative expenses(2)	112,590	52,030
Segment operating income	108,895	31,552	140,447
Other operating income (loss)(1)			(13,314)
Total consolidated operating income			127,133
Interest and other income/expenses, net			(16,780)
Income before provision for income taxes			$110,353
_______________________________________
(1) Other revenues and other operating income (loss) are attributable to our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended March 31, 2025
Depreciation and amortization	4,809	2,139	18,694	25,642
Total assets(1)	2,989,401	1,292,915	943,798	5,226,114
Average employee headcount	5,280	4,514	3,553	13,347

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended March 31, 2024
Depreciation and amortization	5,350	2,844	15,684	23,878
Total assets(1)	3,065,996	1,257,675	1,148,417	5,472,088
Average employee headcount	6,004	4,876	4,110	14,990
_________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.

NOTE 9. REVENUE FROM CONTRACTS WITH CUSTOMERS
A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments (in thousands):

	Three Months Ended March 31, 2025
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$2,868,420	$774,888	$78,607	$3,721,915
Sourcing(2)	—	—	324,825	324,825
Total revenues	$2,868,420	$774,888	$403,432	$4,046,740

	Three Months Ended March 31, 2024
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$3,000,313	$858,637	$223,638	$4,082,588
Sourcing(2)	—	—	329,723	329,723
Total revenues	$3,000,313	$858,637	$553,361	$4,412,311
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration and amounts are not due from our customers prior to the completion of our performance obligation and as such contract liabilities, as of March 31, 2025, and revenue recognized in the three months ended March 31, 2025, and 2024 resulting from contract liabilities, were not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon changes in transportation pricing and costs and shipments in-transit at period end.
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
We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of March 31, 2025.

Information regarding lease expense, remaining lease term, discount rate, and other select lease information are presented below (dollars in thousands):

	Three Months Ended March 31,
Lease Costs	2025	2024
Operating lease expense(1)	$27,885	$25,637
Short-term lease expense	1,527	1,162
Total lease expense	$29,412	$26,799
___________________________
(1) Operating lease expense for the three months ended March 31, 2025, includes a $6.3 million impairment charge on our Kansas City regional center lease resulting from the execution of a sublease agreement on a portion of the building. The impairment charge was determined by comparing the discounted cash flows of the head lease and sublease rental payments. The impairment charge is included in All Other and Corporate and within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.

	Three Months Ended March 31,
Other Lease Information	2025	2024
Operating cash flows from operating leases	$28,948	$25,223
Right-of-use lease assets obtained in exchange for new lease liabilities	6,497	36,810

Lease Term and Discount Rate	As of March 31, 2025	As of December 31, 2024
Weighted average remaining lease term (in years)	5.4	5.5
Weighted average discount rate	4.4%	4.3%

The maturities of lease liabilities as of March 31, 2025, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2025	$60,958
2026	84,647
2027	67,892
2028	53,805
2029	41,314
Thereafter	72,961
Total lease payments	381,577
Less: Interest	(42,728)
Present value of lease liabilities	$338,849

NOTE 11. ALLOWANCE FOR CREDIT LOSSES
Our allowance for credit losses is computed using a number of factors including our past credit loss experience and our customers' credit ratings, in addition to other customer-specific factors. We have also considered recent trends and developments related to the current macroeconomic environment in determining our ending allowance for credit losses for both accounts receivable and contract assets. The allowance for credit losses on contract assets was not significant as of March 31, 2025.
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below (in thousands):

Balance, December 31, 2024(1)	$14,038
Provision	1,370
Write-offs	(2,742)
Balance, March 31, 2025	$12,666
_________________________________________
(1) Includes an immaterial allowance for credit losses for the Europe Surface Transportation disposal group, which is presented within assets held for sale on the condensed consolidated balance sheets as of December 31, 2024. Refer to Note 14, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
Recoveries of amounts previously written off were not significant for the three months ended March 31, 2025.
NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' Investment on our condensed consolidated balance sheets. The recorded balance on March 31, 2025, and December 31, 2024, was $100.0 million and $110.4 million, respectively. The recorded balance on March 31, 2025, and December 31, 2024, is comprised solely of foreign currency adjustments, including foreign currency translation.
Other comprehensive income was $10.4 million for the three months ended March 31, 2025, primarily driven by fluctuations in the Euro and Singapore Dollar. Other comprehensive loss was $19.5 million for the three months ended March 31, 2024, primarily driven by fluctuations in the Singapore Dollar, Euro, and Australian Dollar.

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
The major initiatives included 1) optimizing our management hierarchy, which included a reduction in workforce; 2) reprioritizing the efforts of our product and technology teams to focus on fewer strategic initiatives to accelerate the capabilities of our platform to deliver market-leading outcomes for our customers, carriers, and employees; and 3) the rationalization of our facilities footprint including the consolidation, early termination, or abandonment of office buildings under operating leases.
Accrued restructuring reserves were $1.5 million and $4.0 million as of March 31, 2025 and December 31, 2024, respectively. We paid $2.5 million of cash in the first quarter of 2025 related to the 2024 Restructuring Program. There is no further activity expected related to the 2024 Restructuring Program other than settling the $1.5 million of restructuring reserve remaining as of March 31, 2025.
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
The following table summarizes activity related to our 2024 Restructuring Program and reserves included in our consolidated balance sheets (in thousands):

	Accrued Severance and Other Personnel Expenses	Accrued Other Selling, General, and Administrative Expenses	Total
Balance, December 31, 2024	$3,679	$344	$4,023
Cash payments	(2,439)	(28)	(2,467)
Accrual adjustments(1)	(18)	—	(18)
Balance, March 31, 2025	$1,222	$316	$1,538
________________________________
(1) Accrual adjustments primarily relate to changes in estimates for certain employee termination costs, including those settling for an amount different than originally estimated and foreign currency adjustments.
NOTE 14: DIVESTITURES
Europe Surface Transportation Divestiture: In 2024, we entered into an agreement with sennder Technologies GmbH to sell our Europe Surface Transportation business, which is included in our All Other and Corporate segment. The divestiture is part of our enterprise strategy to drive focus on profitable growth in our four core modes—North American truckload and LTL and global ocean and air—as engines to ignite growth and create the most value for our stakeholders. We have determined this divestiture does not represent a strategic shift that will have a major effect on our consolidated results of operations, and therefore the results of our Europe Surface Transportation business are not reported as discontinued operations. The sale included all of the assets and liabilities of the business other than our proprietary technology platform.
Upon entering into the agreement to sell the business in 2024, the assets and liabilities of our Europe Surface Transportation disposal group were classified as held for sale resulting in a $32.8 million pre-tax loss on the disposal group classified as held for sale in 2024. Including the direct costs incurred to sell the business and the loss on the disposal group, the total pre-tax loss recognized was $44.5 million in 2024.
The sale closed effective February 1, 2025 with $27.7 million of consideration received at closing with additional consideration due in fixed equal installments on the 12-month and 18-month anniversary of the closing date subject to post closing working capital adjustments. The remaining consideration due is collateralized by all current and future accounts receivable of the Europe Surface Transportation business. Including the direct costs incurred to sell the business, an additional pre-tax loss of $2.4 million was recognized in the first quarter of 2025. There are no remaining assets and liabilities held for sale as of March 31, 2025.
A summary of exit and disposal costs related to our Europe Surface Transportation divestiture included in our All Other and Corporate segment is presented below (in thousands):

Three Months Ended March 31,
2025
Personnel expenses(1)	$1,187
Other selling, general, and administrative expenses(2)	1,167
Income tax benefits(3)	(1,026)
Total	$1,328
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
A summary of assets and liabilities associated with the Europe Surface Transportation disposal group that are held for sale is presented below (in thousands):

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
FORWARD-LOOKING INFORMATION
Our Quarterly Report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience or our present expectations, including, but not limited to, factors such as changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; fuel price increases or decreases, or fuel shortages; competition and growth rates within the global logistics industry that could adversely impact our profitability and ability to achieve our long-term growth targets; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; risks associated with seasonal changes or significant disruptions in the transportation industry; risks associated with identifying and completing suitable acquisitions; our dependence upon and changes in relationships with existing contracted truck, rail, ocean, and air carriers; risks associated with the loss of significant customers; risks associated with reliance on technology to operate our business; cybersecurity related risks; our ability to staff and retain employees; risks associated with operations outside of the United States; our ability to successfully integrate the operations of acquired companies with our historic operations or efficiently manage divestitures; climate change related risks; risks associated with our indebtedness; risks associated with interest rates; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with the potential impact of changes in government regulations including environmental-related regulations; risks associated with the changes to income tax regulations; risks associated with the produce industry, including food safety and contamination issues; the impact of changes in political and governmental conditions; changes to our capital structure; changes due to catastrophic events; risks associated with the usage of artificial intelligence technologies; risks associated with cybersecurity events; and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 14, 2025, as well as the updates to these risk factors included in Part II—“Item 1A, Risk Factors,” herein.
Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update such statement to reflect events or circumstances arising after such date.
OVERVIEW
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest global logistics providers in the world. We deliver logistics like no one else. Companies around the world look to us to reimagine supply chains, advance freight technology, and solve logistics challenges—from the simple to the most complex. We are grounded in our promise to deliver exceptional customer success, using our expertise, scale, and tailored solutions to help customers navigate increasingly complex global supply chains.
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

The reconciliation of gross profits to adjusted gross profits and gross profit margin to adjusted gross profit margin is presented below (dollars in thousands):

	Three Months Ended March 31,
	2025		2024
Revenues:
Transportation	$3,721,915		$4,082,588
Sourcing	324,825		329,723
Total revenues	4,046,740		4,412,311
Costs and expenses:
Purchased transportation and related services	3,081,370		3,454,996
Purchased products sourced for resale	292,282		299,586
Direct internally developed software amortization	15,666		10,222
Total direct costs	3,389,318		3,764,804
Gross profits / Gross profit margin	657,422	16.2%	647,507	14.7%
Plus: Direct internally developed software amortization	15,666		10,222
Adjusted gross profits / Adjusted gross profit margin	$673,088	16.6%	$657,729	14.9%
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

	Three Months Ended March 31,
	2025	2024

Total revenues	$4,046,740	$4,412,311
Income from operations	176,853	127,133
Operating margin	4.4%	2.9%

Adjusted gross profits	$673,088	$657,729
Income from operations	176,853	127,133
Adjusted operating margin	26.3%	19.3%
MARKET TRENDS
The North America surface transportation market continued to experience an imbalance of excess carrier capacity and industry freight volumes in the first quarter of 2025. These conditions are typically referred to as a soft market. While capacity has continued to exit the market it has been largely offset by declining industry freight volumes, as measured by the Cass Freight Index, which decreased in the first quarter of 2025 compared to both the prior quarter and the first quarter of 2024. Despite these soft market conditions, freight costs per mile temporarily increased in January due to severe weather impacts before declining back to the suppressed levels experienced in recent quarters for the remainder of the first quarter of 2025. One of the key metrics we use to measure market conditions is the truckload routing guide depth from our Managed Solutions business. This metric measures the average number of carriers contacted before securing a transportation provider. Routing guide depth of 1 would be perfect performance and 2 would be extremely poor. The average routing guide depth in the first quarter of 2025 remained consistent with the end of 2024 at 1.3. Seasonal factors, along with macroeconomic and geopolitical uncertainty, may impact future periods. However, we expect that the current soft market conditions will persist until carrier capacity better aligns with shipper demand.

The global forwarding market remains volatile, driven by tariff and macroeconomic uncertainty. Additionally, ongoing diversions from the Suez Canal continue to result in long transit times straining available capacity. Ocean freight volumes in the first quarter of 2025 benefited from increased shipping activity ahead of tariff implementations. However, industry volumes will likely face significant challenges in the second quarter of 2025 as shippers navigate the complexities of the evolving tariff and geopolitical landscape. Ocean freight rates declined in the first quarter of 2025 compared to the prior year and declined each month within the first quarter of 2025. The combination of tariff and geopolitical uncertainty, capacity continuing to enter the market, and the impact of disruptions including the Red Sea conflict will likely continue to affect ocean freight pricing in the near term, although the duration and extent remain uncertain. The air freight market faces many of the same uncertainties but operated in a more balanced fashion than the ocean market in the first quarter of 2025 as capacity and demand have largely stabilized.
BUSINESS TRENDS
Our first quarter of 2025 surface transportation results continued to be impacted by the prevailing soft market conditions discussed in the market trends section. These conditions led to most shipments moving under committed pricing agreements and suppressed freight rates for the limited number of shipments reaching the competitive spot market. Despite these challenging market conditions, we were able to improve our adjusted gross profits per transaction in the first quarter of 2025 compared to the same period in 2024 as a result of disciplined pricing and capacity procurement efforts leading to better adjusted gross profits per transaction within our transactional portfolio. Industry freight volumes, as measured by the Cass Freight Index, decreased approximately six percent in the first quarter of 2025 compared to the same period of 2024. Despite these challenging market conditions, our combined North American Surface Transportation (“NAST”) truckload and less than truckload (“LTL”) volume outperformed the market, decreasing only one percent in the first quarter of 2025 compared to the first quarter of 2024. Our average truckload linehaul cost per mile, excluding fuel surcharges, increased approximately 3.0 percent during the first quarter of 2025 compared to the first quarter of 2024, largely driven by the impacts of severe weather in January. Our average truckload linehaul rate charged to our customers, excluding fuel surcharges, increased approximately 4.0 percent during the first quarter of 2025.
Our first quarter of 2025 global forwarding results continue to be impacted by the volatile market conditions discussed in the market trends section. Assuming no significant changes to the current tariff and geopolitical landscape, our ocean freight volumes may be adversely impacted in the near term although the duration and extent remain uncertain. Our ocean total revenues declined in the first quarter of 2025 driven by declining market rates compared to the first quarter of 2024. Our ocean freight volumes increased 1.5 percent in the first quarter of 2025, driven by the strong execution of our global forwarding team and the impact of increased shipping activity ahead of tariff implementations discussed above. Our air freight tonnage decreased 3.0 percent compared to the first quarter of 2024.
As part of our enterprise strategy to drive focus on profitable growth in our four core modes—North American truckload and LTL and global ocean and air—as engines to ignite growth and create the most value for our stakeholders we divested our Europe Surface Transportation business. The sale closed effective February 1, 2025. Europe Surface Transportation provided transportation and logistics services, including truckload and LTL transportation services across Europe and represented the majority of our Other Surface Transportation operations included in All Other and Corporate.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select first quarter 2025 year-over-year operating comparisons to the first quarter 2024:
•Total revenues decreased 8.3 percent to $4.0 billion, primarily driven by the divestiture of our Europe Surface Transportation business, lower volume in our truckload services and lower pricing in our ocean services.
•Gross profits increased 1.5 percent to $657.4 million. Adjusted gross profits increased 2.3 percent to $673.1 million, primarily driven by higher adjusted gross profit per transaction in our truckload and LTL services.
•Personnel expenses decreased 8.1 percent to $348.6 million, primarily due to cost optimization efforts and productivity improvements and prior year restructuring charges related to workforce reductions. Average employee headcount decreased 11.0 percent.
•Other selling, general, and administrative (“SG&A”) expenses decreased 2.5 percent to $147.7 million primarily due to restructuring charges in the prior year related to the impairment of internally developed software.
•Income from operations increased 39.1 percent to $176.9 million, due to the increase in adjusted gross profit and decreased operating expenses.
•Adjusted operating margin of 26.3 percent increased 700 basis points.

•Interest and other income/expense, net totaled $20.1 million of expense, consisting primarily of $16.8 million of interest expense, which decreased $5.3 million compared to last year, and a $3.4 million net loss from foreign currency revaluation and realized foreign currency gains and losses.
•The effective tax rate in the quarter was 13.7 percent compared to 15.8 percent in the first quarter last year.
•Net income totaled $135.3 million, an increase of 45.6 percent from a year ago.
•Diluted earnings per share increased 42.3 percent to $1.11.
•Cash flow from operations increased $139.9 million in the three months ended March 31, 2025, primarily driven by a favorable change in net operating working capital used for operations and the increase in net income.
CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024	% change
Revenues:
Transportation	$3,721,915	$4,082,588	(8.8)%
Sourcing	324,825	329,723	(1.5)%
Total revenues	4,046,740	4,412,311	(8.3)%
Costs and expenses:
Purchased transportation and related services	3,081,370	3,454,996	(10.8)%
Purchased products sourced for resale	292,282	299,586	(2.4)%
Personnel expenses	348,553	379,087	(8.1)%
Other selling, general, and administrative expenses	147,682	151,509	(2.5)%
Total costs and expenses	3,869,887	4,285,178	(9.7)%
Income from operations	176,853	127,133	39.1%
Interest and other income/expense, net	(20,051)	(16,780)	(19.5)%
Income before provision for income taxes	156,802	110,353	42.1%
Provision for income taxes	21,500	17,449	23.2%
Net income	$135,302	$92,904	45.6%

Diluted net income per share	$1.11	$0.78	42.3%

Average employee headcount	13,347	14,990	(11.0)%

Adjusted gross profit margin percentage(1)
Transportation	17.2%	15.4%	180 bps
Sourcing	10.0%	9.1%	90 bps
Total adjusted gross profit margin	16.6%	14.9%	170 bps
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
A reconciliation of our reportable segments to our consolidated results can be found in Note 8, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.
Consolidated Results of Operations—Three Months Ended March 31, 2025, Compared to the Three Months Ended March 31, 2024
Total revenues and direct costs. Total transportation revenues and direct costs decreased primarily due to the divestiture of our Europe Surface Transportation business, along with lower North America truckload volume, and lower pricing in ocean services. Carrier capacity has continued to exit the North America truckload market although it has been largely offset by declining industry freight volumes, as measured by the Cass Freight Index, which decreased in the first quarter of 2025. As a result of the continued soft market conditions, most shipments continued to move under committed pricing agreements, limiting the number of shipments reaching the competitive spot market. Ocean freight rates in the first quarter of 2025 declined despite the continued market volatility discussed in the market trends section above. Our sourcing total revenue and direct costs decreased, driven by lower average pricing with foodservice customers.
Gross profits and adjusted gross profits. Our transportation adjusted gross profits increased, driven by higher adjusted gross profits per transaction in truckload and to a lesser extent in LTL services. The improvement in truckload services was driven by improved execution and disciplined pricing and capacity procurement within our transactional portfolio. Sourcing adjusted gross profits increased, driven by an increase in integrated supply chain solutions for retail and foodservice customers.
Operating expenses. Personnel expenses decreased primarily due to cost optimization efforts and productivity improvements, the divestiture of our Europe Surface Transportation business, and prior year restructuring charges related to workforce reductions discussed below. Other SG&A expenses decreased primarily due to restructuring charges in the prior year related to the impairment of internally developed software discussed below.
In addition to the above, our personnel expenses in the first quarter of 2025 included $1.2 million of severance and related personnel expenses, and $1.2 million of other SG&A expenses resulting from the divestiture of our Europe Surface Transportation business. Refer to Note 14, Divestitures, for further discussion related to the divestiture of our Europe Surface Transportation business. We also incurred $6.3 million of other SG&A expenses in the first quarter of 2025 resulting from an impairment charge on our Kansas City regional center lease resulting from the execution of a sublease agreement on a portion of the building.
Our personnel expenses for the first quarter of 2024 included $7.9 million of severance and related personnel expenses. We also incurred a $5.0 million impairment in other SG&A expenses primarily related to capitalized internally developed software. These expenses were both associated with our 2024 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2024 Restructuring Program.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $16.8 million. Interest expense decreased $5.3 million during the first quarter of 2025, due to a lower average debt balance and lower variable interest rates. The current year included a $3.4 million net loss from foreign currency revaluation and realized foreign currency gains and losses, compared to a $3.9 million net gain in the prior year.
Provision for income taxes. Our effective income tax rate was 13.7 percent for the first quarter of 2025 compared to 15.8 percent for the first quarter of 2024. The effective income tax rate for the first quarter of 2025 was lower than the statutory federal income tax rate primarily due to the tax benefit of share-based payment awards, which reduced the effective tax rate by 6.1 percentage points. Additionally, a lower tax rate on foreign earnings and U.S. tax credits and incentives decreased the effective income tax rate by 2.7 percentage points and 1.6 percentage points, respectively, during the first quarter of 2025. The effective income tax rate for the first quarter of 2024 was lower than the statutory federal income tax rate primarily due to the tax impact of U.S. tax credits and incentives, which reduced the effective tax rate by 7.8 percentage points. These impacts were partially offset by a higher tax rate on state income taxes, net of federal benefit, which increased the effective income tax rate by 2.8 percentage points during the first quarter of 2024.

NAST Segment Results of Operations

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	% change
Total revenues	$2,868,420	$3,000,313	(4.4)%
Costs and expenses:
Purchased transportation and related services	2,450,096	2,603,203	(5.9)%
Personnel expenses	162,810	175,625	(7.3)%
Other selling, general, and administrative expenses	111,843	112,590	(0.7)%
Total costs and expenses	2,724,749	2,891,418	(5.8)%
Income from operations	$143,671	$108,895	31.9%

	Three Months Ended March 31,
	2025	2024	% change
Average employee headcount	5,280	6,004	(12.1)%
Service line volume statistics
Truckload			(4.5)%
LTL			1.0%

Adjusted gross profits(1)
Truckload	$252,006	$235,709	6.9%
LTL	146,354	139,459	4.9%
Other	19,964	21,942	(9.0)%
Total adjusted gross profits	$418,324	$397,110	5.3%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended March 31, 2025, Compared to the Three Months Ended March 31, 2024
Total revenues and direct costs. NAST total revenues and direct costs decreased primarily due to a volume decline and lower pricing and purchased transportation costs in truckload services. The lower pricing and purchased transportation costs in truckload services continue to be driven by the ongoing soft market conditions as the market remains in a prolonged stage of oversupplied carrier capacity with decreased industry freight volumes as discussed in the market and business trends section above.
Gross profits and adjusted gross profits. NAST adjusted gross profits increased due to higher adjusted gross profits per transaction in truckload and to a lesser extent in LTL services. The improvement in truckload services was driven by improved execution and disciplined pricing and capacity procurement within our transactional portfolio. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, increased approximately 4.0 percent in the first quarter of 2025 compared to the first quarter of 2024. Our truckload linehaul cost per mile, excluding fuel surcharges, increased approximately 3.0 percent in the first quarter of 2025 compared to the first quarter of 2024.
Operating expenses. NAST personnel expenses decreased driven by cost optimization efforts and productivity improvements, including lower average employee headcount. NAST other SG&A expenses decreased slightly as declines across several categories were mostly offset by higher claims and higher allocated corporate expenses.
In addition to the above, NAST personnel expenses in the first quarter of 2024 included $3.0 million of severance and related personnel expenses. We also incurred $1.9 million of impairment losses in the first quarter of 2024 included in other SG&A expenses related to capitalized internally developed software. These expenses were both associated with our 2024 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2024 Restructuring Program.
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

Global Forwarding Segment Results of Operations

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	% change
Total revenues	$774,888	$858,637	(9.8)%
Costs and expenses:
Purchased transportation and related services	590,260	678,592	(13.0)%
Personnel expenses	87,729	96,463	(9.1)%
Other selling, general, and administrative expenses	53,956	52,030	3.7%
Total costs and expenses	731,945	827,085	(11.5)%
Income from operations	$42,943	$31,552	36.1%

	Three Months Ended March 31,
	2025	2024	% change
Average employee headcount	4,514	4,876	(7.4)%
Service line volume statistics
Ocean			1.5%
Air			(3.0)%
Customs			1.5%

Adjusted gross profits(1)
Ocean	$115,283	$112,850	2.2%
Air	32,297	30,164	7.1%
Customs	26,935	26,097	3.2%
Other	10,113	10,934	(7.5)%
Total adjusted gross profits	$184,628	$180,045	2.5%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended March 31, 2025, Compared to the Three Months Ended March 31, 2024
Total revenues and direct costs. Global Forwarding total revenues and direct costs decreased driven by lower pricing and purchased transportation costs in ocean services partially offset by an increase in ocean services volume, compared to the first quarter of 2024. Ocean pricing and purchased transportation declined throughout the first quarter of 2025. Assuming no significant changes to the current tariff and geopolitical landscape, our ocean freight volumes may be adversely impacted in the near term although the extent and duration remain uncertain.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits increased driven by higher adjusted gross profits per ton in air freight and an increase in ocean volumes. The increase in ocean volume was driven by increased activity by shippers discussed in the market trends section above. Customs adjusted gross profits increased driven by both an increase in adjusted gross profits per transaction and an increase in transaction volumes.
Operating expenses. Personnel expenses decreased driven by cost optimization efforts and productivity improvements, including lower average employee headcount. Global Forwarding other SG&A expenses increased primarily related to higher allocated corporate expenses.
In addition to the above, Global Forwarding personnel expenses for the first quarter of 2024 included $3.2 million of severance and related personnel expenses. We also incurred $0.2 million in other SG&A expenses in the first quarter of 2024. These expenses were both associated with our 2024 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2024 Restructuring Program.

All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	% change
Total revenues	$403,432	$553,361	(27.1)%
Income (loss) from operations	(9,761)	(13,314)	(26.7)%

Adjusted gross profits(1)
Robinson Fresh	37,653	33,736	11.6%
Managed Solutions	27,846	28,936	(3.8)%
Other Surface Transportation	4,637	17,902	(74.1)%
Total adjusted gross profits	$70,136	$80,574	(13.0)%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended March 31, 2025, Compared to the Three Months Ended March 31, 2024
Total revenues and direct costs. Total revenues and direct costs decreased driven by a decline in Europe truckload services in Other Surface Transportation resulting from the divestiture of our Europe Surface Transportation business on February 1, 2025. Refer to Note 14, Divestitures, for further discussion related to the divestiture of our Europe Surface Transportation business.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased due to an increase in integrated supply chain solutions for retail and foodservice customers. Managed Solutions adjusted gross profits decreased driven by lower transaction volume. Other Surface Transportation adjusted gross profits decreased driven by a decline in Europe truckload services in Other Surface Transportation resulting from the divestiture of our Europe Surface Transportation business on February 1, 2025. Refer to Note 14, Divestitures, for further discussion related to the divestiture of our Europe Surface Transportation business.
Restructuring, lease impairment charge, and divestiture expenses. All Other and Corporate personnel expenses in the first quarter of 2025 included $1.2 million of severance and related personnel expenses and $1.2 million of other SG&A expenses resulting from the divestiture of our Europe Surface Transportation business. Refer to Note 14, Divestitures, for further discussion related to the divestiture of our Europe Surface Transportation business. We also incurred $6.3 million of other SG&A expenses in the first quarter of 2025 from an impairment charge on our Kansas City regional center lease resulting from the execution of a sublease agreement on a portion of the building.
Personnel expenses in the first quarter of 2024 included $1.7 million of severance and related personnel expenses. We also incurred a $2.9 million impairment loss in the first quarter of 2024 included in other SG&A expenses related to capitalized internally developed software. These expenses were both associated with our 2024 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2024 Restructuring Program.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (in thousands):

Description	Carrying Value as of March 31, 2025	Borrowing Capacity	Maturity
Revolving credit facility	$—	$1,000,000	November 2027
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables Securitization Facility(1)	467,854	500,000	November 2025
Senior Notes(1)	597,087	600,000	April 2028
Total debt	$1,389,941	$2,425,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.
We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, share repurchases or other investments.
Cash and cash equivalents totaled $129.9 million as of March 31, 2025, and $145.8 million as of December 31, 2024. Cash and cash equivalents held outside the United States totaled $121.3 million as of March 31, 2025, and $134.0 million as of December 31, 2024.
We prioritize our investments to grow our market share and expand globally in key industries, trade lanes, and geographies, and to digitize our customer, carrier, and internal tools to support our organic growth. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Sources (uses) of cash:
Cash provided by (used for) operating activities	$106,531	$(33,323)

Capital expenditures	(16,082)	(22,474)
Proceeds from divestiture	27,737	—
Cash provided by (used for) investing activities	11,655	(22,474)

Repurchase of common stock	(47,700)	—
Cash dividends	(77,490)	(74,580)
Net borrowings on debt	12,000	120,000
Other financing activities	(33,021)	(10,725)
Cash (used for) provided by financing activities	(146,211)	34,695
Effect of exchange rates on cash and cash equivalents	1,429	(2,584)
Net change in cash and cash equivalents, including cash and cash equivalents classified within assets held for sale	$(26,596)	$(23,686)
Cash flows from operating activities. In the prior year, cash flows from operating activities were negatively impacted by increasing ocean freight rates resulting in an increase in net operating working capital and a use of cash for operations. In the current year, our improved net income and a lesser increase in net operating working capital drove a significant improvement in cash flows from operating activities in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. We continue to closely monitor credit and collections activities and the quality of our accounts receivable balance to minimize risk as well as work with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.

Cash flows from investing activities. Capital expenditures consisted primarily of investments in software, which are intended to develop and deliver scalable solutions by transforming our processes, accelerate the pace of development and prioritizing data integrity, improve our customer and carrier experience, and increase efficiency to help expand our adjusted operating margins and grow the business.
The sale of our Europe Surface Transportation business closed during the three months ended March 31, 2025. We received $27.7 million of consideration at closing with the remaining consideration due in fixed equal installments on the 12-month and 18-month anniversary of the closing date subject to post-closing working capital adjustments. The remaining consideration due is collateralized by all current and future accounts receivable of the Europe Surface Transportation business.
Cash flows from financing activities. Net borrowing on debt in the three months ended March 31, 2024, were primarily to fund operations. Cash used for financing activities in the three months ended March 31, 2025 increased as we resumed share repurchases under our board authorization in addition to an increase of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans compared to the prior year. The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions. Over the long term, we remain committed to our quarterly dividend and share repurchases to enhance shareholder value. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. We may seek to retire or purchase our outstanding Senior Notes through open market cash purchases, privately negotiated transactions or otherwise.
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
As of March 31, 2025, we were in compliance with all of the covenants under our debt agreements.
Recently Issued Accounting Pronouncements
Refer to Note 1, Basis of Presentation, contained in this Quarterly Report and in the company's 2024 Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the company's 2024 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of March 31, 2025, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the company’s 2024 Annual Report on Form 10-K for a discussion on the company’s market risk. As of March 31, 2025, there were no material changes in market risk from those disclosed in the company’s 2024 Annual Report on Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
(b) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, or future results. There have not been material changes in our risk factors set forth in the company’s 2024 Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about company purchases of common stock during the quarter ended March 31, 2025:

	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2025 - January 31, 2025	234,595	$103.91	107,500	6,655,945
February 1, 2025 - February 28, 2025	460,236	99.38	121,815	6,534,130
March 1, 2025 - March 31, 2025	271,588	99.69	255,500	6,278,630
First Quarter 2025	966,419	$100.56	484,815	6,278,630
________________________________
(1) The total number of shares purchased based on trade date includes: (i) 484,815 shares of common stock purchased under the authorization described below; and (ii) 481,604 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(2) In December 2021, the Board of Directors increased the number of shares authorized for repurchase by 20,000,000 shares. As of March 31, 2025, there were 6,278,630 shares remaining for future repurchases. Repurchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this Quarterly Report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended March 31, 2025, formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the company for the period ended March 31, 2025, formatted in Inline XBRL (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2025.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ David P. Bozeman
David P. Bozeman
Chief Executive Officer

By:	/s/ Damon J. Lee
Damon J. Lee
Chief Financial Officer