Form 10-Q
period 2025-06-30
C. H. ROBINSON WORLDWIDE, INC.
filed 2025-08-01
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2025, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 118,091,162.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$155,993	$145,762
Receivables, net of allowance for credit loss of $16,477 and $13,285	2,538,082	2,383,709
Contract assets, net of allowance for credit loss	188,897	200,332
Prepaid expenses and other	130,742	102,166
Assets held for sale	—	137,634
Total current assets	3,013,714	2,969,603
Property and equipment, net of accumulated depreciation and amortization	122,954	127,189
Goodwill	1,441,198	1,428,965
Other intangible assets, net of accumulated amortization	23,322	28,193
Right-of-use lease assets	309,299	334,738
Deferred tax assets	283,846	300,909
Other assets	127,578	108,329
Total assets	$5,321,911	$5,297,926

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,325,208	$1,178,335
Outstanding checks	22,948	33,797
Accrued expenses:
Compensation	117,603	180,801
Transportation expense	148,218	153,274
Income taxes	14,519	9,326
Other accrued liabilities	162,733	173,318
Current lease liabilities	72,693	72,842
Current portion of debt	431,917	455,792
Liabilities held for sale	—	67,413
Total current liabilities	2,295,839	2,324,898

Long-term debt	922,318	921,857
Noncurrent lease liabilities	264,797	290,641
Noncurrent income taxes payable	41,326	23,472
Deferred tax liabilities	9,939	12,565
Other long-term liabilities	3,305	2,442
Total liabilities	3,537,524	3,575,875
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,199 and 179,199 shares issued, 118,317 and 118,664 outstanding	11,832	11,866
Additional paid-in capital	724,076	775,054
Retained earnings	5,923,990	5,786,337
Accumulated other comprehensive loss	(71,882)	(110,402)
Treasury stock at cost (60,882 and 60,535 shares)	(4,803,629)	(4,740,804)
Total stockholders’ investment	1,784,387	1,722,051
Total liabilities and stockholders’ investment	$5,321,911	$5,297,926
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Transportation	$3,746,660	$4,121,930	$7,468,575	$8,204,518
Sourcing	389,883	361,418	714,708	691,141
Total revenues	4,136,543	4,483,348	8,183,283	8,895,659
Costs and expenses:
Purchased transportation and related services	3,092,641	3,470,383	6,174,011	6,925,379
Purchased products sourced for resale	350,671	325,556	642,953	625,142
Personnel expenses	335,322	361,222	683,875	740,309
Other selling, general, and administrative expenses	141,990	148,097	289,672	299,606
Total costs and expenses	3,920,624	4,305,258	7,790,511	8,590,436
Income from operations	215,919	178,090	392,772	305,223
Interest and other income/expense, net	(22,026)	(21,525)	(42,077)	(38,305)
Income before provision for income taxes	193,893	156,565	350,695	266,918
Provision for income taxes	41,422	30,314	62,922	47,763
Net income	152,471	126,251	287,773	219,155
Other comprehensive income (loss)	28,085	(1,313)	38,520	(20,803)
Comprehensive income	$180,556	$124,938	$326,293	$198,352

Basic net income per share	$1.27	$1.06	$2.39	$1.84
Diluted net income per share	$1.26	$1.05	$2.37	$1.83

Basic weighted average shares outstanding	120,244	119,418	120,605	119,381
Dilutive effect of outstanding stock awards	781	502	837	351
Diluted weighted average shares outstanding	121,025	119,920	121,442	119,732
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2024	118,664	$11,866	$775,054	$5,786,337	$(110,402)	$(4,740,804)	$1,722,051
Net income				135,302			135,302
Foreign currency adjustments					10,435		10,435
Dividends declared, $0.62 per share				(74,418)			(74,418)
Stock issued for employee benefit plans	779	78	(83,179)			50,080	(33,021)
Stock-based compensation expense	—	—	23,146			—	23,146
Repurchase of common stock	(485)	(48)				(48,722)	(48,770)
Balance March 31, 2025	118,958	11,896	715,021	5,847,221	(99,967)	(4,739,446)	1,734,725
Net income				152,471			152,471
Foreign currency adjustments					28,085		28,085
Dividends declared, $0.62 per share				(75,702)			(75,702)
Stock issued for employee benefit plans	229	23	(11,827)			17,262	5,458
Stock-based compensation expense	—	—	20,882			—	20,882
Repurchase of common stock	(870)	(87)				(81,445)	(81,532)
Balance June 30, 2025	118,317	$11,832	$724,076	$5,923,990	$(71,882)	$(4,803,629)	$1,784,387

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2023	116,768	$11,677	$754,093	$5,620,790	$(80,946)	$(4,886,917)	$1,418,697
Net income				92,904			92,904
Foreign currency adjustments					(19,490)		(19,490)
Dividends declared, $0.61 per share				(74,065)			(74,065)
Stock issued for employee benefit plans	232	23	(29,768)			19,020	(10,725)
Stock-based compensation expense	—	—	22,673			—	22,673
Balance March 31, 2024	117,000	11,700	746,998	5,639,629	(100,436)	(4,867,897)	1,429,994
Net income				126,251			126,251
Foreign currency adjustments					(1,313)		(1,313)
Dividends declared, $0.61 per share				(74,006)			(74,006)
Stock issued for employee benefit plans	262	26	(10,435)			20,352	9,943
Stock-based compensation expense	—	—	19,572			—	19,572
Balance June 30, 2024	$117,262	$11,726	$756,135	$5,691,874	$(101,749)	$(4,847,545)	$1,510,441
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$287,773	$219,155
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	50,508	48,932
Provision for credit losses	6,605	4,298
Stock-based compensation	44,028	42,245
Deferred income taxes	15,419	(13,392)
Excess tax benefit on stock-based compensation	(8,155)	(2,274)
Change in loss on disposal group	(569)	—
Other operating activities	7,254	10,841
Changes in operating elements:
Receivables	(108,002)	(290,042)
Contract assets	11,595	(70,514)
Prepaid expenses and other	(27,934)	8,034
Right of use asset	24,704	(3,093)
Accounts payable and outstanding checks	121,249	122,404
Accrued compensation	(64,607)	(13,276)
Accrued transportation expense	(5,056)	63,389
Accrued income taxes	30,866	(60)
Other accrued liabilities	(20,779)	1,108
Lease liability	(31,844)	3,248
Other assets and liabilities	604	2,096
Net cash provided by operating activities	333,659	133,099
INVESTING ACTIVITIES
Purchases of property and equipment	(10,640)	(15,238)
Purchases and development of software	(25,601)	(26,573)
Proceeds from divestiture	27,737	—
Net cash used for investing activities	(8,504)	(41,811)
FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	27,026	19,026
Stock tendered for payment of withholding taxes	(54,589)	(19,808)
Repurchase of common stock	(128,767)	—
Cash dividends	(152,355)	(147,283)
Proceeds from short-term borrowings	1,240,800	1,653,000
Payments on short-term borrowings	(1,264,800)	(1,625,000)
Net cash used for financing activities	(332,685)	(120,065)
Effect of exchange rates on cash and cash equivalents	6,985	(3,581)
Net change in cash and cash equivalents, including cash and cash equivalents classified within assets held for sale	(545)	(32,358)
Plus: net decrease in cash and cash equivalents within assets held for sale	10,776	—
Cash and cash equivalents, beginning of period	145,762	145,524
Cash and cash equivalents, end of period	$155,993	$113,166

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

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance, December 31, 2024(1)	$1,179,444	$202,498	$75,617	$1,457,559
Foreign currency translation	6,263	5,683	390	12,336
Divestitures(2)	—	—	(28,697)	(28,697)
Balance, June 30, 2025	$1,185,707	$208,181	$47,310	$1,441,198
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
There were no changes in circumstances or events identified in the second quarter of 2025 that would indicate an interim impairment analysis was required for any of our remaining reporting units as of June 30, 2025.
Identifiable intangible assets consisted of the following (in thousands):

	June 30, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships(1)	$72,085	$(57,363)	$14,722	$78,280	$(55,984)	$22,296
Indefinite-lived intangibles
Trademarks	8,600	—	8,600	8,600	—	8,600
Total intangibles	$80,685	$(57,363)	$23,322	$86,880	$(55,984)	$30,896
_________________________________________
(1) Includes $2.7 million of net intangible assets for the Europe Surface Transportation disposal group, which is presented within assets held for sale on the condensed consolidated balance sheets as of December 31, 2024. Refer to Note 14, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense	$2,574	$3,303	$5,111	$6,616
Finite-lived intangible assets, by reportable segment, as of June 30, 2025, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	Total
Remainder of 2025	$3,928	$1,220	$5,148
2026	7,857	407	8,264
2027	1,310	—	1,310
Total			$14,722

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
Assets and liabilities held for sale — In 2024, we entered into an agreement to sell our Europe Surface Transportation business. The sale closed with an effective date of February 1, 2025. The sale included all of the assets and liabilities of the business other than our proprietary technology platform (the “Europe Surface Transportation disposal group”). The Europe Surface Transportation disposal group was classified as held for sale as of December 31, 2024. We measured the Europe Surface Transportation disposal group at its fair value less costs incurred to sell and recorded a $44.5 million loss in the twelve months ended December 31, 2024. The fair value of the assets and liabilities held for sale were classified as Level 2 in the fair value hierarchy based on the negotiated sale price, which is an observable market-based input. There are no remaining assets and liabilities held for sale as of June 30, 2025. Refer to Note 14, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
Foreign Currency Derivatives — We may seek to manage our exposure to the risk of fluctuations in foreign currency exchange rates through the use of foreign currency forward contracts. Foreign currency forward contracts are accounted for at fair value with the recognition of all derivative instruments as either assets or liabilities on the balance sheet, and changes in fair value recognized in interest and other income/expenses, net in the consolidated statements of operations and comprehensive income. These contracts are accounted for as non-designated hedges pursuant to ASC Topic 815, “Derivatives and Hedging.” Foreign currency forward contracts are classified under Level 2 of the fair value hierarchy and are measured using market-based rates. The impact of foreign currency forward contracts was not material as of and for the three and six months ended June 30, 2025.
We had no other Level 2 or Level 3 assets or liabilities as of June 30, 2025, and December 31, 2024. There were no transfers between levels during the period.
NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	June 30, 2025	December 31, 2024	Maturity	June 30, 2025	December 31, 2024
Revolving credit facility	5.55%	5.58%	November 2027	$—	$9,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables Securitization Facility(1)	5.22%	5.23%	November 2025	431,917	446,792
Senior Notes(1)	4.20%	4.20%	April 2028	597,318	596,857
Total debt				1,354,235	1,377,649
Less: Current maturities and short-term borrowing				(431,917)	(455,792)
Long-term debt				$922,318	$921,857
____________________________________________
(1) Net of unamortized discounts and issuance costs.

SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the “Credit Agreement”) with a total availability of $1 billion, which may be reduced by standby letters of credit. The Credit Agreement has a maturity date of November 19, 2027. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month SOFR plus a specified margin). As of June 30, 2025, the variable rate equaled SOFR and a credit spread adjustment of 0.10 percent plus 1.13 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility ranging from 0.07 percent to 0.15 percent. The recorded amount of borrowings outstanding, if any, approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
The Credit Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including a maximum leverage ratio of 3.75 to 1.00. The Credit Agreement also contains customary events of default.
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes Series A, Senior Notes Series B, and Senior Notes Series C (collectively, the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $307.2 million on June 30, 2025. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering our own risk. If the Notes were recorded at fair value, they would be classified as a Level 2 financial liability. Senior Notes Series A matured in August 2023.
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

U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On November 19, 2021, we entered into a receivables purchase agreement and related transaction documents with Bank of America, N.A. and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of a portion of our U.S. trade accounts receivable with a total availability of $500 million as of June 30, 2025. The interest rate on borrowings under the Receivables Securitization Facility is based on SOFR plus a credit spread adjustment of 0.10 percent plus 0.80 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility of 0.20 percent.
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
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes (“Senior Notes”) through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $597.1 million as of June 30, 2025, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $597.3 million as of June 30, 2025.
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
In addition to the above financing agreements, we have a $20 million discretionary line of credit with U.S. Bank of which $18.9 million is utilized for standby letters of credit related to insurance collateral as of June 30, 2025. These standby letters of credit are renewed annually and were undrawn as of June 30, 2025.

NOTE 5. INCOME TAXES
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate is as follows below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.3	2.0	2.2	2.3
Share based payment awards	(0.4)	(0.5)	(2.9)	(0.7)
Foreign tax credits	(1.9)	(1.4)	(1.9)	(1.6)
Other U.S. tax credits and incentives	(1.6)	(5.0)	(1.6)	(6.2)
Foreign tax rate differential	0.6	2.7	(0.9)	1.8
Section 162(m) limitation on compensation	1.2	0.8	1.4	1.0
Other	0.2	(0.2)	0.6	0.3
Effective income tax rate	21.4%	19.4%	17.9%	17.9%
In 2021, the Organization for Economic Cooperation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15 percent. Subsequently, multiple sets of administrative guidance have been issued. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. We are continuing to evaluate the impact of enacted legislation and pending legislation to enact Pillar Two Model Rules in the tax jurisdictions we operate in.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA” or the “Act”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100 percent bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Act also included modifications to the international tax framework. ASC 740, “Income Taxes,” requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. We will evaluate all deferred tax balances under the newly enacted tax law and identify any changes required to our financial statements as a result of the OBBBA. The legislation has multiple effective dates, with certain provisions effective in 2025 and others effective through 2027. We are still evaluating the impact of the OBBBA on our consolidated financial statements.
As of June 30, 2025, we have $41.4 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefits could change in the next 12 months as a result of a lapse of the statute of limitations, new information, or settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.2 million in the next 12 months due to the lapsing of statutes of limitations. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2020.
NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$—	$1,082	$—	$2,164
Stock awards	20,113	17,681	42,097	38,200
Company expense on ESPP discount	769	809	1,931	1,881
Total stock-based compensation expense	$20,882	$19,572	$44,028	$42,245
On May 5, 2022, our shareholders approved a 2022 Equity Incentive Plan (the “Plan”), authorizing the issuance of up to 4,261,884 shares pursuant to awards granted under the Plan. On May 8, 2025, the Plan was amended and restated, and our shareholders approved an increase in the number of shares authorized for issuance by 4,000,000. The Plan allows us to grant certain stock awards, including stock options at fair market value, performance-based restricted stock units (“PSUs”) and shares, and time-based restricted stock units, to our key employees and non-employee directors. Shares subject to awards under the Plan or certain of our prior plans that expire or are canceled without delivery of shares or that are settled in cash generally may become available again for issuance under the Plan. There were 4,616,654 shares available for stock awards under the Plan as of June 30, 2025.
Stock Options – We have awarded stock options to certain key employees that vest primarily based on their continued employment. These awards are fully vested and there is no remaining unrecognized compensation expense related to stock options as of June 30, 2025. The outstanding options have expiration dates between 2025 and 2030. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options) on the grants.
Stock Awards – We have awarded performance-based restricted shares, PSUs, and time-based restricted stock units. Most of our awards granted prior to 2024 contain restrictions on the awardees’ ability to sell or transfer vested awards for a specified period of time. The fair value of these awards is established based on the market price on the date of grant, discounted for any post-vesting holding restrictions. The discounts on outstanding grants with post-vesting holding restrictions vary from 11 percent to 20 percent and are calculated using the Black-Scholes option pricing model-protective put method. The duration of the restriction period to sell or transfer vested awards, changes in the measured stock price volatility and changes in interest rates are the primary reasons for changes in the discount. These grants are being expensed based on the terms of the awards.
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
As of June 30, 2025, there was unrecognized compensation expense of $202.3 million related to previously granted stock awards assuming maximum achievement is obtained on our PSUs. The amount of future expense to be recognized will be based on the passage of time and contingent upon obtaining certain targets mentioned above over their respective performance period.
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

Three Months Ended June 30, 2025
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
53,466	$4,360	$769

NOTE 7. LITIGATION
We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including certain contingent auto liability cases. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our condensed consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are often unable to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our condensed consolidated financial position, results of operations, or cash flows.
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

Reportable segment information is as follows for the three months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30, 2025
	NAST	Global Forwarding	Total
Revenues from external customers	$2,918,227	$797,800	$3,716,027
Other revenues(1)			420,516
Total consolidated revenues			4,136,543
Less significant segment expenses:
Purchased transportation and related services (2)	2,485,979	610,219
Personnel expenses (2)	158,174	88,059
Other selling, general, and administrative expenses (2)	110,083	48,192
Segment operating income	163,991	51,330	215,321
Other operating income (loss)(1)			598
Total consolidated operating income			215,919
Interest and other income/expenses, net			(22,026)
Income before provision for income taxes			$193,893

	Three Months Ended June 30, 2024
	NAST	Global Forwarding	Total
Revenues from external customers	$2,989,909	$921,223	$3,911,132
Other revenues(1)			572,216
Total consolidated revenues			4,483,348
Less significant segment expenses:
Purchased transportation and related services (2)	2,570,252	737,156
Personnel expenses (2)	170,363	90,195
Other selling, general, and administrative expenses (2)	108,192	52,890
Segment operating income	141,102	40,982	182,084
Other operating income (loss)(1)			(3,994)
Total consolidated operating income			178,090
Interest and other income/expenses, net			(21,525)
Income before provision for income taxes			$156,565
_______________________________________
(1) Other revenues and other operating income (loss) are attributable to our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

Reportable segment information is as follows for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Six Months Ended June 30, 2025
	NAST	Global Forwarding	Total
Revenues from external customers	$5,786,647	$1,572,688	$7,359,335
Other revenues(1)			823,948
Total consolidated revenues			8,183,283
Less significant segment expenses:
Purchased transportation and related services(2)	4,936,075	1,200,479
Personnel expenses(2)	320,984	175,788
Other selling, general, and administrative expenses(2)	221,926	102,148
Segment operating income	307,662	94,273	401,935
Other operating income (loss)(1)			(9,163)
Total consolidated operating income			392,772
Interest and other income/expenses, net			(42,077)
Income before provision for income taxes			$350,695

	Six Months Ended June 30, 2024
	NAST	Global Forwarding	Total
Revenues from external customers	$5,990,222	$1,779,860	$7,770,082
Other revenues(1)			1,125,577
Total consolidated revenues			8,895,659
Less significant segment expenses:
Purchased transportation and related services(2)	5,173,455	1,415,748
Personnel expenses(2)	345,988	186,658
Other selling, general, and administrative expenses(2)	220,782	104,920
Segment operating income	249,997	72,534	322,531
Other operating income (loss)(1)			(17,308)
Total consolidated operating income			305,223
Interest and other income/expenses, net			(38,305)
Income before provision for income taxes			$266,918
_______________________________________
(1) Other revenues and other operating income (loss) are attributable to our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

Reportable segment information is as follows for the three and six months ended 2025 and 2024 (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended June 30, 2025
Depreciation and amortization	$4,815	$2,188	$17,863	$24,866
Total assets(1)	2,971,926	1,332,889	1,017,096	5,321,911
Average employee headcount	5,283	4,436	3,139	12,858

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended June 30, 2024
Depreciation and amortization	$5,525	$2,793	$16,736	$25,054
Total assets(1)	3,053,769	1,306,075	1,152,502	5,512,346
Average employee headcount	5,868	4,652	3,954	14,474

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Six Months Ended June 30, 2025
Depreciation and amortization	$9,624	$4,327	$36,557	$50,508
Total assets(1)	2,971,926	1,332,889	1,017,096	5,321,911
Average employee headcount	5,283	4,469	3,414	13,166

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Six Months Ended June 30, 2024
Depreciation and amortization	$10,875	$5,637	$32,420	$48,932
Total assets(1)	3,053,769	1,306,075	1,152,502	5,512,346
Average employee headcount	5,929	4,770	4,032	14,731
_________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.

NOTE 9. REVENUE FROM CONTRACTS WITH CUSTOMERS
A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments (in thousands):

	Three Months Ended June 30, 2025
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$2,918,227	$797,800	$30,633	$3,746,660
Sourcing(2)	—	—	389,883	389,883
Total revenues	$2,918,227	$797,800	$420,516	$4,136,543

	Three Months Ended June 30, 2024
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$2,989,909	$921,223	$210,798	$4,121,930
Sourcing(2)	—	—	361,418	361,418
Total revenues	$2,989,909	$921,223	$572,216	$4,483,348

	Six Months Ended June 30, 2025
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$5,786,647	$1,572,688	$109,240	$7,468,575
Sourcing(2)	—	—	714,708	714,708
Total revenues	$5,786,647	$1,572,688	$823,948	$8,183,283

	Six Months Ended June 30, 2024
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$5,990,222	$1,779,860	$434,436	$8,204,518
Sourcing(2)	—	—	691,141	691,141
Total revenues	$5,990,222	$1,779,860	$1,125,577	$8,895,659
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration and amounts are not due from our customers prior to the completion of our performance obligation and as such contract liabilities, as of June 30, 2025, and revenue recognized in the three and six months ended June 30, 2025, and 2024 resulting from contract liabilities, were not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon changes in transportation pricing and costs and shipments in-transit at period end.

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
We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of June 30, 2025.
Information regarding lease expense, remaining lease term, discount rate, and other select lease information are presented below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs	2025	2024(1)	2025	2024(1)
Operating lease expense	$23,487	$23,167	$45,113	$48,804
Short-term lease expense	672	1,521	2,199	2,683
Right-of-use asset impairments(2)	—	3,626	6,259	3,626
Total lease expense(3)	$24,159	$28,314	$53,571	$55,113
___________________________
(1) The three and six months ended June 30, 2024 have been adjusted to conform to current year presentation.
(2) During the six months ended June 30, 2025, we recognized a $6.3 million impairment charge related to our Kansas City regional center lease which is included in All Other and Corporate. The impairment resulted from the execution of a sublease agreement on a portion of the facility. The impairment was determined by comparing the discounted cash flows of the head lease and sublease rental payments. All other impairment charges were associated with restructuring initiatives. Refer to Note 13, Restructuring, for further discussion related to our restructuring programs.
(3) Total lease expense is included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.

	Six Months Ended June 30,
Other Lease Information	2025	2024
Operating cash flows from operating leases	$52,251	$48,649
Right-of-use lease assets obtained in exchange for new lease liabilities	19,975	46,526

Lease Term and Discount Rate	As of June 30, 2025	As of December 31, 2024
Weighted average remaining lease term (in years)	5.2	5.5
Weighted average discount rate	4.5%	4.3%

The maturities of lease liabilities as of June 30, 2025, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2025	$39,710
2026	89,478
2027	72,529
2028	57,032
2029	43,581
Thereafter	76,792
Total lease payments	379,122
Less: Interest	(41,632)
Present value of lease liabilities	$337,490
NOTE 11. ALLOWANCE FOR CREDIT LOSSES
Our allowance for credit losses is computed using a number of factors including our past credit loss experience and our customers' credit ratings, in addition to other customer-specific factors. We have also considered recent trends and developments related to the current macroeconomic environment in determining our ending allowance for credit losses for both accounts receivable and contract assets. The allowance for credit losses on contract assets was not significant as of June 30, 2025.
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below (in thousands):

Balance, December 31, 2024(1)	$14,038
Provision	6,765
Write-offs	(4,326)
Balance, June 30, 2025	$16,477
_________________________________________
(1) Includes an immaterial allowance for credit losses for the Europe Surface Transportation disposal group, which was presented within assets held for sale on the condensed consolidated balance sheets as of December 31, 2024. Refer to Note 14, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
Recoveries of amounts previously written off were not significant for the three and six months ended June 30, 2025.
NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' Investment on our condensed consolidated balance sheets. The recorded balance on June 30, 2025, and December 31, 2024, was $71.9 million and $110.4 million, respectively. The recorded balance on June 30, 2025, and December 31, 2024, is comprised solely of foreign currency adjustments, including foreign currency translation.
Other comprehensive income was $28.1 million for the three months ended June 30, 2025, primarily driven by fluctuations in the Singapore Dollar, Euro, and Australian Dollar. Other comprehensive loss was $1.3 million for the three months ended June 30, 2024, primarily driven by fluctuations in the Euro, Mexican Peso, and Brazilian Real mostly offset by the Australian Dollar and Singapore Dollar.
Other comprehensive income was $38.5 million for the six months ended June 30, 2025, primarily driven by fluctuations in the Singapore Dollar, Euro, and Australian Dollar. Other comprehensive loss was $20.8 million for the six months ended June 30, 2024, primarily driven by fluctuations in the Euro, Singapore Dollar, and Australian Dollar.

NOTE 13: RESTRUCTURING
2025 Restructuring Program: In the second quarter of 2025, we initiated a new restructuring program (the “2025 Restructuring Program”) aimed at enhancing operational efficiency and achieving cost savings through the adoption of advanced technologies, including artificial intelligence. The program is centered around two key initiatives:
Process Optimization and Workforce Productivity - The first initiative focuses on streamlining operations by leveraging cutting-edge technological innovations to significantly enhance workforce productivity. This includes the integration of automation and AI-driven solutions to reduce manual processes and improve overall efficiency. As a result of this initiative, we anticipate incurring severance and related personnel costs associated with workforce reductions.
Facilities Consolidation and Footprint Optimization - The second initiative involves the consolidation and centralization of our facilities to align with the reduced workforce resulting from the first initiative. This effort is designed to optimize our physical footprint and support a more agile and cost-effective operating model. As a result of this initiative, the Company anticipates recognizing asset impairments related to the early termination or abandonment of certain facilities under operating leases.
These initiatives are expected to materially reduce our cost structure and better position the Company for sustainable, long-term growth in an increasingly technology-driven marketplace. The 2025 Restructuring Program is expected to span the next three years, during which we will continue to implement advanced technologies across the enterprise and review opportunities to consolidate our global facilities.
We recognized restructuring charges of $3.9 million in the three and six months ended June 30, 2025 primarily related to workforce reductions and related personnel expenses. We expect to incur restructuring charges of $50 million to $75 million over the next three years primarily related to severance and other personnel related costs and impairments related to the early termination or abandonment of facilities under operating leases for the 2025 Restructuring Program. The amount and timing of the restructuring charges we will recognize depend upon multiple factors, such as the implementation and integration of automation and AI-driven solutions across targeted areas of the enterprise, natural employee turnover, and our ability to consolidate our global facilities. We paid $1.0 million of cash related to the 2025 Restructuring Program in the three and six months ended June 30, 2025.
A summary of charges related to our 2025 Restructuring Program are presented below (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30
	2025	2025
Severance(1)	$3,664	$3,664
Other personnel expenses(1)	217	217
Total	$3,881	$3,881
________________________________
(1) Amounts are included within personnel expenses in our condensed consolidated statements of operations and comprehensive income.

The following tables summarizes restructuring charges related to our 2025 Restructuring Program by reportable segment (in thousands):

	Three Months Ended June 30, 2025
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$677	$2,576	$628	$3,881
	Six Months Ended June 30, 2025
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	677	2,576	628	3,881
The following table summarizes activity related to our 2025 Restructuring Program and liabilities included in our consolidated balance sheets (in thousands):

Accrued Severance and Other Personnel Expenses(1)
Balance, December 31, 2024	$—
Restructuring charges	3,881
Cash payments	(959)
Accrual adjustments(2)	15
Balance, June 30, 2025	$2,937
________________________________
(1) Amounts are included within accrued expenses - compensation on the condensed consolidated balance sheets as of June 30, 2025.
(2) Accrual adjustments primarily relate to foreign currency adjustments.
2024 Restructuring Program: In 2024, the Company began a restructuring program (the “2024 Restructuring Program”) to drive our enterprise strategy and reduce our cost structure. The 2024 Restructuring Program was executed in phases, focused on waste reduction, reprioritizing our product and technology teams on fewer strategic initiatives, driving synergies across our portfolio of services, and unifying the go to market strategy of our divisions.
The major initiatives of the first phase, which commenced in the first quarter of 2024, included 1) optimizing our management hierarchy, which included a reduction in workforce; 2) reprioritizing the efforts of our product and technology teams, resulting in the impairment of certain internally developed software projects. We have realigned our product and technology teams to focus on fewer strategic initiatives to accelerate the capabilities of our platform to deliver market-leading outcomes for our customers, carriers, and employees.
The primary initiatives of the second phase commenced in the second quarter of 2024. These initiatives included the rationalization of our facilities footprint including the consolidation, early termination, or abandonment of office buildings under operating leases.
Accrued restructuring reserves were $0.5 million and $4.0 million as of June 30, 2025 and December 31, 2024, respectively. We paid $3.4 million of cash in the six months ended June 30, 2025 related to the 2024 Restructuring Program. There is no further activity expected related to the 2024 Restructuring Program other than settling the $0.5 million of restructuring reserve remaining as of June 30, 2025.
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
(2) Amounts are included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income. The charges recognized in the three months ended June 30, 2024 primarily resulted from the second phase of the 2024 Restructuring Program, while the charges recognized in the six months ended June 30, 2024, also include initiatives under the first phase of the 2024 Restructuring Program as discussed above.

The following tables summarizes restructuring charges related to our 2024 Restructuring Program by reportable segment (in thousands):

	Three Months Ended June 30, 2024
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$4,758	$2,203	$2,508	$9,469
Other selling, general, and administrative expenses	3,776	1,327	637	5,740

	Six Months Ended June 30, 2024
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	7,784	5,395	4,232	17,411
Other selling, general, and administrative expenses	5,654	1,559	3,496	10,709
The following table summarizes activity related to our 2024 Restructuring Program and reserves included in our consolidated balance sheets (in thousands):

	Accrued Severance and Other Personnel Expenses	Accrued Other Selling, General, and Administrative Expenses	Total(1)
Balance, December 31, 2024	$3,679	$344	$4,023
Cash payments	(3,215)	(202)	(3,417)
Accrual adjustments(2)	(145)	4	(141)
Balance, June 30, 2025	$319	$146	$465
________________________________
(1) Amounts are included within accrued expenses - compensation on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.
(2) Accrual adjustments primarily relate to changes in estimates for certain employee termination costs, including those settling for an amount different than originally estimated and foreign currency adjustments.
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
The sale closed effective February 1, 2025 with $27.7 million of consideration received at closing with additional consideration due in fixed equal installments on the 12-month and 18-month anniversary of the closing date subject to post closing working capital adjustments. The remaining consideration due is collateralized by all current and future accounts receivable of the Europe Surface Transportation business. We recognized transaction related expenses of $0.4 million and $2.8 million in the three and six months ended June 30, 2025, respectively. There are no remaining assets and liabilities held for sale as of June 30, 2025.

A summary of exit and disposal costs related to our Europe Surface Transportation divestiture included in our All Other and Corporate segment is presented below (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Personnel expenses(1)	$7	$1,194
Other selling, general, and administrative expenses(2)	422	1,589
Income tax benefits(3)	(74)	(1,100)
Total	$355	$1,683
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
________________________________
(1) Assets and liabilities held for sale are separately presented on the condensed consolidated balance sheet.
(2) Cumulative translation loss of foreign entities to be sold is included within accumulated other comprehensive losses on the condensed consolidated balance sheet.

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

The reconciliation of gross profits to adjusted gross profits and gross profit margin to adjusted gross profit margin is presented below (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Revenues:
Transportation	$3,746,660		$4,121,930		$7,468,575		$8,204,518
Sourcing	389,883		361,418		714,708		691,141
Total revenues	4,136,543		4,483,348		8,183,283		8,895,659
Costs and expenses:
Purchased transportation and related services	3,092,641		3,470,383		6,174,011		6,925,379
Purchased products sourced for resale	350,671		325,556		642,953		625,142
Direct internally developed software amortization	13,681		10,883		29,347		21,105
Total direct costs	3,456,993		3,806,822		6,846,311		7,571,626
Gross profits / Gross profit margin	679,550	16.4%	676,526	15.1%	1,336,972	16.3%	1,324,033	14.9%
Plus: Direct internally developed software amortization	13,681		10,883		29,347		21,105
Adjusted gross profits / Adjusted gross profit margin	$693,231	16.8%	$687,409	15.3%	$1,366,319	16.7%	$1,345,138	15.1%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Total revenues	$4,136,543	$4,483,348	$8,183,283	$8,895,659
Income from operations	215,919	178,090	392,772	305,223
Operating margin	5.2%	4.0%	4.8%	3.4%

Adjusted gross profits	$693,231	$687,409	$1,366,319	$1,345,138
Income from operations	215,919	178,090	392,772	305,223
Adjusted operating margin	31.1%	25.9%	28.7%	22.7%
MARKET TRENDS
The North American surface transportation market demonstrated signs of improved balance in the second quarter of 2025 compared to the same period in 2024, primarily driven by the recent trend of carriers exiting the market. This shift contributed to a modest year-over-year increase in transportation rates. Additionally, seasonal demand associated with the produce and beverage shipping season led to regional rate spikes temporarily slowing the pace of carrier attrition. Despite these developments, the market remains characterized by an overall imbalance, with excess carrier capacity relative to industry freight volumes. This condition is commonly referred to as a soft market. Industry freight volumes, as measured by the Cass Freight Index, declined in the second quarter of 2025 compared to the second quarter of 2024, reflecting continued softness in underlying demand. One of the key metrics we use to measure market conditions is the truckload routing guide depth from our Managed Solutions business. This metric measures the average number of carriers contacted before securing a transportation provider. Routing guide depth of 1 would be perfect performance and 2 would be extremely poor. The average routing guide depth in the second quarter of 2025 was 1.3 compared to 1.2 in the second quarter of 2024 reflecting a modest tightening of the market compared to the prior year.

The global forwarding market in the second quarter of 2025 experienced significant policy shifts, volatile demand, and increasing capacity challenges. In April, the U.S. announced a 10 percent minimum tariff on all imported goods along with higher reciprocal tariffs on goods from certain countries. This move prompted several nations to impose their own retaliatory tariffs on U.S. imports. Shortly after their announcement, a 90-day tariff pause was implemented for most countries other than China. In May, the U.S. and China reached a separate agreement to temporarily reduce their reciprocal tariffs and pause other trade barriers for 90-days. This wave of uncertainty resulted in a sharp decline in global freight volumes early in the second quarter of 2025, with an increase in blank sailings as carriers reallocated or temporarily removed capacity from the market. Following the temporary tariff pause, the market experienced a short-lived rebound as shippers accelerated shipments ahead of the 90-day pause expiration. This surge of activity led to a short-term spike in global freight rates towards the end of the second quarter of 2025 before rapidly falling as capacity began to outpace demand and shippers adopted a cautious approach given the market uncertainty. The combination of tariff and geopolitical uncertainty, capacity continuing to enter the market, and the impact of disruptions, including the Red Sea conflict, may continue to affect ocean and air freight pricing in the near term, although the duration and extent remain uncertain.
BUSINESS TRENDS
Our surface transportation business effectively navigated the evolving market dynamics and seasonal trends, as discussed in the market trends section. During the second quarter of 2025, continued contraction in carrier capacity and seasonal demand spikes contributed to an increase in our truckload transportation costs. Our average truckload linehaul cost per mile, excluding fuel surcharges, increased approximately 3.5 percent during the second quarter of 2025 compared to the second quarter of 2024, reflecting upward pressure from market rates. Our average truckload linehaul rate charged to our customers, excluding fuel surcharges, also increased approximately 3.5 percent during the second quarter of 2025. Despite this rising cost environment, we were able to improve our adjusted gross profits per transaction in the second quarter of 2025 compared to the same period in 2024 driven by the continued advancement of our dynamic pricing and costing capabilities. These advancements have allowed us to respond more rapidly to market fluctuations through more frequent and precise pricing discovery. Industry freight volumes, as measured by the Cass Freight Index, decreased approximately 3.5 percent in the second quarter of 2025 compared to the same period of 2024. Despite these challenging market conditions, our combined North American Surface Transportation (“NAST”) truckload and less than truckload (“LTL”) volume outperformed the market, increasing 1.0 percent in the second quarter of 2025 compared to the second quarter of 2024.
Our global forwarding results in the second quarter of 2025 reflected the continued impact of the volatile market conditions and shifting trade policies outlined in the market trends section above. Our ocean freight shipments decreased 4.0 percent compared to the second quarter of 2024, primarily driven by reduced demand early in the second quarter of 2025 following the announcement of new tariffs by the U.S. This was partially offset by a rebound in June, as shippers accelerated activity ahead of the expiration of the 90-day tariff pause. Adjusted gross profit per ocean shipment significantly improved in June due to this surge in activity; however, adjusted gross profit per shipment declined 3.5 percent in total compared to the second quarter of 2024. Air freight volumes were similarly affected by the intra-quarter tariff volatility, with overall air freight tonnage decreasing 12.5 percent compared to the second quarter of 2024.
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
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select second quarter 2025 year-over-year operating comparisons to the second quarter 2024:
•Total revenues decreased 7.7 percent to $4.1 billion, primarily driven by the divestiture of our Europe Surface Transportation business, in addition to lower pricing in our ocean services and lower fuel surcharges in our truckload services.
•Gross profits increased 0.4 percent to $679.6 million. Adjusted gross profits increased 0.8 percent to $693.2 million, primarily driven by higher adjusted gross profit per transaction in our customs, truckload, and LTL services. This was partially offset by the divestiture of our Europe Surface Transportation business and lower volume in ocean services.
•Personnel expenses decreased 7.2 percent to $335.3 million, primarily due to cost optimization efforts and productivity improvements, the divestiture of our Europe Surface Transportation business, a non-recurring benefit from certain actions taken within the current quarter, and lower restructuring charges related to workforce reductions. Average employee headcount decreased 11.2 percent.

•Other selling, general, and administrative (“SG&A”) expenses decreased 4.1 percent to $142.0 million primarily due to restructuring charges in the prior year related to reducing our facilities footprint, including early termination or abandonment of office buildings under operating leases.
•Income from operations increased 21.2 percent to $215.9 million, due to the increase in adjusted gross profit and decreased operating expenses.
•Adjusted operating margin of 31.1 percent increased 520 basis points.
•Interest and other income/expense, net totaled $22.0 million of expense, consisting primarily of $16.8 million of interest expense, which decreased $6.1 million compared to last year, and a $4.9 million net loss from foreign currency revaluation and realized foreign currency gains and losses.
•The effective tax rate in the quarter was 21.4 percent compared to 19.4 percent in the second quarter last year.
•Net income totaled $152.5 million, an increase of 20.8 percent from a year ago.
•Diluted earnings per share increased 20.0 percent to $1.26.
•Cash flow from operations increased $200.6 million in the six months ended June 30, 2025, primarily driven by a favorable change in net operating working capital and the increase in net income.
CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change
Revenues:
Transportation	$3,746,660	$4,121,930	(9.1)%	$7,468,575	$8,204,518	(9.0)%
Sourcing	389,883	361,418	7.9%	714,708	691,141	3.4%
Total revenues	4,136,543	4,483,348	(7.7)%	8,183,283	8,895,659	(8.0)%
Costs and expenses:
Purchased transportation and related services	3,092,641	3,470,383	(10.9)%	6,174,011	6,925,379	(10.8)%
Purchased products sourced for resale	350,671	325,556	7.7%	642,953	625,142	2.8%
Personnel expenses	335,322	361,222	(7.2)%	683,875	740,309	(7.6)%
Other selling, general, and administrative expenses	141,990	148,097	(4.1)%	289,672	299,606	(3.3)%
Total costs and expenses	3,920,624	4,305,258	(8.9)%	7,790,511	8,590,436	(9.3)%
Income from operations	215,919	178,090	21.2%	392,772	305,223	28.7%
Interest and other income/expense, net	(22,026)	(21,525)	2.3%	(42,077)	(38,305)	9.8%
Income before provision for income taxes	193,893	156,565	23.8%	350,695	266,918	31.4%
Provision for income taxes	41,422	30,314	36.6%	62,922	47,763	31.7%
Net income	$152,471	$126,251	20.8%	$287,773	$219,155	31.3%

Diluted net income per share	$1.26	$1.05	20.0%	$2.37	$1.83	29.5%

Average employee headcount	12,858	14,474	(11.2)%	13,166	14,731	(10.6)%

Adjusted gross profit margin percentage(1)
Transportation	17.5%	15.8%	170 bps	17.3%	15.6%	170 bps
Sourcing	10.1%	9.9%	20 bps	10.0%	9.5%	50 bps
Total adjusted gross profit margin	16.8%	15.3%	150 bps	16.7%	15.1%	160 bps
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.

A reconciliation of our reportable segments to our consolidated results can be found in Note 8, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.
Consolidated Results of Operations—Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024
Total revenues and direct costs. Total transportation revenues and direct costs decreased primarily due to the divestiture of our Europe Surface Transportation business, along with lower pricing in ocean services, and lower fuel surcharges in our truckload services. In the second quarter of 2024, ocean freight rates were elevated due to market disruptions that strained capacity, including re-routing and extended transit times, resulting from the Red Sea conflict, container shortages, and worsening port congestion in certain regions of the world. While similar capacity constraints persisted in the second quarter of 2025, the period also experienced notable shifts in demand as discussed in the market and business trends sections, leading to lower pricing compared to the prior year. The decrease in fuel surcharges within our truckload services was driven by a year-over-year decline in diesel fuel prices. Our sourcing total revenue and direct costs increased, driven by higher average pricing with retail customers.
Gross profits and adjusted gross profits. Our transportation adjusted gross profits increased, driven primarily by higher adjusted gross profits per transaction in our customs, truckload, and LTL services. In our customs services, the improvement was largely attributable to increased duty advance fees, reflecting elevated global tariff rates. The improvement in truckload services was driven by the continued advancement of our dynamic pricing and costing capabilities. These advancements have allowed us to respond more rapidly to market fluctuations through more frequent and precise pricing discovery. These increases were partially offset by the divestiture of our Europe Surface Transportation business, as well as lower volume and adjusted gross profits per transaction in our ocean services, which were impacted by the volatile market conditions and shifting trade policies discussed in the market and business trends sections. Sourcing adjusted gross profits increased, driven by an increase in integrated supply chain solutions for retail and foodservice customers.
Operating expenses. Personnel expenses decreased primarily due to cost optimization efforts and productivity improvements, the divestiture of our Europe Surface Transportation business, a non-recurring benefit from certain actions taken within the current quarter, and the impact of higher restructuring charges related to workforce reductions in the prior year discussed below. Other SG&A expenses decreased primarily due to restructuring charges in the prior year related to reducing our facilities footprint, including early termination or abandonment of office buildings under operating leases.
In addition to the above, our personnel expenses in the second quarter of 2025 included $3.9 million of severance and related personnel expenses from our 2025 Restructuring Program, and $0.4 million of other SG&A expenses resulting from the divestiture of our Europe Surface Transportation business. Our personnel expenses for the second quarter of 2024 included $9.5 million of severance and related personnel expenses. We also incurred $5.7 million of restructuring related other SG&A expenses in the second quarter of 2024. These expenses were both associated with our 2024 Restructuring Program. Refer to Note 13, Restructuring, and Note 14, Divestitures, for further discussion related to our restructuring programs and the divestiture of our Europe Surface Transportation business.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $16.8 million. Interest expense decreased $6.1 million during the second quarter of 2025, due to a lower average debt balance and lower variable interest rates. The current period included a $4.9 million net loss from foreign currency revaluation and realized foreign currency gains and losses, compared to a $0.5 million net gain in the prior year period.
Provision for income taxes. Our effective income tax rate was 21.4 percent for the second quarter of 2025 compared to 19.4 percent for the second quarter of 2024. The effective income tax rate for the second quarter of 2025 was higher than the statutory federal income tax rate primarily due to state income tax expense, net of federal benefit, which increased the effective tax rate by 2.3 percentage points. This impact was partially offset by foreign tax credits with decreased the effective income tax rate by 1.9 percentage points during the second quarter of 2025. The effective income tax rate for the second quarter of 2024 was lower than the statutory federal income tax rate primarily due to the tax impact of U.S. tax credits and incentives, which reduced the effective tax rate by 5.0 percentage points. These impacts were partially offset by a higher tax rate on foreign earnings, which increased the effective income tax rate by 2.7 percentage points during the second quarter of 2024.

Consolidated Results of Operations—Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024
Total revenues and direct costs. Total revenues and direct costs decreased primarily due to the divestiture of our Europe Surface Transportation business, along with lower pricing and purchased transportation costs in ocean services, and lower fuel surcharges in our truckload services. In the six months ended June 30, 2024, ocean freight rates were elevated as a result of ongoing disruptions, including the Red Sea conflict, which strained capacity and increased ocean freight rates. While similar capacity constraints persisted during the six months ended June 30, 2025, the period also experienced significant shifts in demand influenced by tariff and macroeconomic uncertainty resulting in lower pricing and purchased transportation costs compared to the prior year. The decline in fuel surcharges within truckload services was driven by a year-over-year decrease in diesel fuel prices. Our sourcing total revenue and direct costs increased driven by higher average pricing with retail customers.
Gross profits and adjusted gross profits. Our transportation adjusted gross profits increased, driven by higher adjusted gross profits per transaction in our truckload, LTL, and customs services. The higher adjusted gross profits per transaction in truckload services during the six months ended June 30, 2025 was driven by the continued advancement of our dynamic pricing and costing capabilities. These advancements have allowed us to respond more rapidly to market fluctuations through more frequent and precise pricing discovery. In our customs services, the improvement was largely attributable to increased duty advance fees, reflecting elevated global tariff rates. Sourcing adjusted gross profits increased due to an increase in integrated supply chain solutions for retail and foodservice customers.
Operating expenses. Personnel expenses decreased primarily due to cost optimization efforts including lower average employee headcount, the divestiture of our Europe Surface Transportation business, and the impact of higher restructuring charges related to workforce reductions in the prior year discussed below. These decreases were partially offset by higher variable compensation reflecting the improved results compared to the prior year. Other SG&A expenses decreased primarily due to the divestiture of our Europe Surface Transportation business and were partially offset by the impact of the restructuring charges in the prior year discussed below.
In addition to the above, our personnel expenses for the six months ended June 30, 2025 included $5.1 million of severance and related personnel expenses. We also incurred $1.6 million in other SG&A expenses in the six months ended June 30, 2025. These expenses were associated with our 2025 Restructuring Program and the divestiture of our Europe Surface Transportation business. We also incurred $6.3 million of other SG&A expenses in the six months ended June 30, 2025 resulting from an impairment charge on our Kansas City regional center lease resulting from the execution of a sublease agreement on a portion of the building.
Our personnel expenses for the six months ended June 30, 2024 included $17.4 million of severance and related personnel expenses. We also incurred $10.7 million of other SG&A expenses in the six months ended June 30, 2024. Both expenses were associated with our 2024 Restructuring Program.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $33.6 million, which decreased $11.4 million driven by a lower average debt balance and variable interest rates compared to the prior year. The six months ended June 30, 2025 included an $8.3 million net loss from foreign currency revaluation and realized foreign currency gains and losses, compared to a $4.4 million net gain in the prior year.
Provision for income taxes. Our effective income tax rate was 17.9 percent for both the six months ended June 30, 2025 and 2024. The effective income tax rate for the six months ended June 30, 2025 was lower than the statutory federal income tax rate primarily due to the tax benefit of share-based payment awards, foreign tax credits, and U.S. tax credits and incentives, which decreased the effective tax rate by 2.9 percentage points, 1.9 percentage points, and 1.6 percentage points, respectively. These impacts were partially offset by state income tax expense, net of federal benefit which increased the effective tax rate by 2.2 percentage points. The effective income tax rate for the six months ended June 30, 2024 was lower than the statutory federal income tax rate primarily due to the tax impact of U.S. tax credits and incentives, which reduced the effective tax rate by 6.2 percentage points. These impacts were partially offset by state income taxes, net of federal benefit, and a higher tax rate on foreign earnings, which increased the effective income tax rate by 2.3 percentage points and 1.8 percentage points, respectively.

NAST Segment Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2025	2024	% change	2025	2024	% change
Total revenues	$2,918,227	$2,989,909	(2.4)%	$5,786,647	$5,990,222	(3.4)%
Costs and expenses:
Purchased transportation and related services	2,485,979	2,570,252	(3.3)%	4,936,075	5,173,455	(4.6)%
Personnel expenses	158,174	170,363	(7.2)%	320,984	345,988	(7.2)%
Other selling, general, and administrative expenses	110,083	108,192	1.7%	221,926	220,782	0.5%
Total costs and expenses	2,754,236	2,848,807	(3.3)%	5,478,985	5,740,225	(4.6)%
Income from operations	$163,991	$141,102	16.2%	$307,662	$249,997	23.1%

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change
Average employee headcount	5,283	5,868	(10.0)%	5,283	5,929	(10.9)%
Service line volume statistics
Truckload			—%			(2.0)%
LTL			1.5%			1.5%

Adjusted gross profits(1)
Truckload	$261,492	$254,846	2.6%	$513,498	$490,555	4.7%
LTL	150,505	144,179	4.4%	296,859	283,638	4.7%
Other	20,251	20,632	(1.8)%	40,215	42,574	(5.5)%
Total adjusted gross profits	$432,248	$419,657	3.0%	$850,572	$816,767	4.1%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024
Total revenues and direct costs. NAST total revenues and direct costs decreased primarily due to lower fuel surcharges in our truckload services driven by a year-over-year decline in diesel fuel prices. This decline was partially offset by an increase in transportation rates and increased LTL volumes. As capacity continues to exit the market, this shift has contributed to a modest year-over-year increase in transportation rates. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, increased approximately 3.5 percent in the second quarter of 2025 compared to the second quarter of 2024. Our truckload linehaul cost per mile, excluding fuel surcharges, also increased approximately 3.5 percent in the second quarter of 2025 compared to the second quarter of 2024.
Gross profits and adjusted gross profits. NAST adjusted gross profits increased due to higher adjusted gross profits per transaction in truckload and LTL services along with increased volume in our LTL services. The improvement in truckload services was driven by the continued advancement of our dynamic pricing and costing capabilities. These advancements have allowed us to respond more rapidly to market fluctuations through more frequent and precise pricing discovery.
Operating expenses. NAST personnel expenses decreased driven by cost optimization efforts and productivity improvements, including lower average employee headcount. NAST other SG&A expenses increased primarily due to higher allocated corporate expenses and higher credit losses. These increases were partially offset by reductions across several expense categories.
In addition to the above, NAST personnel expenses in the second quarter of 2025 included $0.7 million of severance and related personnel expenses related to our 2025 Restructuring Program. The second quarter of 2024 included $4.8 million of severance and related personnel expenses. We also incurred $3.8 million of restructuring related other SG&A expenses in the second quarter of 2024. These expenses were both associated with our 2024 Restructuring Program. Refer to Note 13, Restructuring, and Note 14, Divestitures, for further discussion related to our restructuring programs and the divestiture of our Europe Surface Transportation business.

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
Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024
Total revenues and direct costs. NAST total revenues and direct costs decreased driven primarily due to lower fuel surcharges in our truckload services driven by a year-over-year decline in diesel fuel prices and lower volume in truckload services. These declines were partially offset by higher transportation rates and increased LTL volumes. As capacity continues to exit the market, this shift has contributed to a modest year-over-year increase in transportation rates. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, increased approximately 4.5 percent. Our truckload linehaul cost per mile, excluding fuel surcharges, increased approximately 4.0 percent.
Gross profits and adjusted gross profits. NAST adjusted gross profits increased driven by higher adjusted gross profits per transaction in both truckload and LTL services. The improvement in truckload services was driven by the continued advancement of our dynamic pricing and costing capabilities. These advancements have allowed us to respond more rapidly to market fluctuations through more frequent and precise pricing discovery.
Operating expenses. NAST personnel expense decreased driven by cost optimization efforts and productivity improvements, including lower average employee headcount. NAST other SG&A expenses increased primarily due to higher allocated corporate expenses and higher credit losses. These increases were partially offset by reductions across several expense categories.
In addition to the above, NAST personnel expenses in the six months ended June 30, 2025 included $0.7 million of severance and related personnel expenses related to our 2025 Restructuring Program. We also incurred $7.8 million of severance and related personnel expenses and $5.7 million of restructuring related other SG&A expenses in the six months ended June 30, 2024. These expenses were both associated with our 2024 Restructuring Program.

Global Forwarding Segment Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2025	2024	% change	2025	2024	% change
Total revenues	$797,800	$921,223	(13.4)%	$1,572,688	$1,779,860	(11.6)%
Costs and expenses:
Purchased transportation and related services	610,219	737,156	(17.2)%	1,200,479	1,415,748	(15.2)%
Personnel expenses	88,059	90,195	(2.4)%	175,788	186,658	(5.8)%
Other selling, general, and administrative expenses	48,192	52,890	(8.9)%	102,148	104,920	(2.6)%
Total costs and expenses	746,470	880,241	(15.2)%	1,478,415	1,707,326	(13.4)%
Income from operations	$51,330	$40,982	25.3%	$94,273	$72,534	30.0%

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change
Average employee headcount	4,436	4,652	(4.6)%	4,469	4,770	(6.3)%
Service line volume statistics
Ocean			(4.0)%			(1.5)%
Air			(12.5)%			(8.0)%
Customs			0.5%			1.0%

Adjusted gross profits(1)
Ocean	$107,877	$116,635	(7.5)%	$223,160	$229,485	(2.8)%
Air	33,991	30,483	11.5%	66,288	60,647	9.3%
Customs	35,099	26,652	31.7%	62,034	52,749	17.6%
Other	10,614	10,297	3.1%	20,727	21,231	(2.4)%
Total adjusted gross profits	$187,581	$184,067	1.9%	$372,209	$364,112	2.2%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024
Total revenues and direct costs. Global Forwarding total revenues and direct costs decreased in the second quarter of 2025 compared to the second quarter of 2024. This decrease was primarily attributable to lower pricing and reduced purchased transportation costs in ocean services, as well as volume declines in both ocean and air freight services. In the second quarter of 2024, ocean and air freight rates were elevated due to market disruptions that strained ocean capacity including re-routing and extended transit times resulting from the Red Sea conflict, container shortages, and worsening port congestion in certain regions of the world. These disruptions also led to ocean freight conversions to air freight in the second quarter of 2024. While similar capacity constraints persisted in the second quarter of 2025, the period also experienced notable shifts in demand as discussed in the market and business trends sections, leading to lower pricing and purchased transportation costs and fewer ocean freight to air freight conversions compared to the prior year.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits increased in the second quarter of 2025 driven by higher adjusted gross profits per transaction in customs and air freight services. The improvement in customs was largely attributable to increased duty advance fees, reflecting elevated global tariff rates while the improvement in air freight services was driven by improved pricing discipline. These increases were partially offset by lower volumes and lower adjusted gross profits per transaction in our ocean services, which were impacted by the volatile market conditions and shifting trade policies discussed in the market and business trends sections.
Operating expenses. Personnel expenses decreased driven by cost optimization efforts and productivity improvements, including lower average employee headcount. Global Forwarding other SG&A expenses decreased with reductions across several expense categories.

In addition to the above, Global Forwarding personnel expenses for the second quarter of 2025 included $2.6 million of severance and related personnel expenses. These expenses were associated with our 2025 Restructuring Program. Personnel expenses for the second quarter of 2024 included $2.2 million of severance and related personnel expenses. We also incurred $1.3 million in other SG&A expenses in the second quarter of 2024. These expenses were both associated with our 2024 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our restructuring programs.
Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024
Total revenues and direct costs. Global Forwarding total revenues and direct costs decreased, driven by lower pricing and purchased transportation costs in ocean services, as well as volume declines in air freight services. In the six months ended June 30, 2024, ocean freight rates were elevated as a result of ongoing disruptions, including the Red Sea conflict, which strained capacity and increased ocean freight rates. These disruptions also led to ocean freight conversions to air freight in the six months ended June 30, 2024. While similar capacity constraints persisted during the six months ended June 30, 2025, the period also experienced significant shifts in demand influenced by tariff and macroeconomic uncertainty resulting in lower pricing and purchased transportation costs and fewer ocean freight to air freight conversions compared to the prior year.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits increased driven by higher adjusted gross profits per transaction in customs and air freight services. The improvement in customs was largely attributable to increased duty advance fees, reflecting elevated global tariff rates while the improvement in air freight services was driven by improved pricing discipline. These increases were partially offset by lower volumes in air freight and ocean services driven by the volatile market conditions and shifting trade policies outlined in the market trends section above.
Operating expenses. Personnel expenses decreased driven by cost optimization efforts and productivity improvements, including lower average employee headcount. Other SG&A expenses decreased with reductions across several expense categories, partially offset by higher allocated corporate expenses.
In addition to the above, Global Forwarding personnel expenses for the six months ended June 30, 2025 included $2.6 million of severance and related personnel expenses. These expenses were associated with our 2025 Restructuring Program. Personnel expenses for the six months ended June 30, 2024 included $5.4 million of severance and related personnel expenses. We also incurred $1.6 million of other SG&A expenses in the six months ended June 30, 2024.
All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2025	2024	% change	2025	2024	% change
Total revenues	$420,516	$572,216	(26.5)%	$823,948	$1,125,577	(26.8)%
Income (loss) from operations	598	(3,994)	N/M	(9,163)	(17,308)	(47.1)%

Adjusted gross profits(1)
Robinson Fresh	44,395	39,883	11.3%	82,048	73,619	11.4%
Managed Solutions	29,007	28,752	0.9%	56,853	57,688	(1.4)%
Other Surface Transportation	—	15,050	(100.0)%	4,637	32,952	(85.9)%
Total adjusted gross profits	$73,402	$83,685	(12.3)%	$143,538	$164,259	(12.6)%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024
Total revenues and direct costs. Total revenues and direct costs decreased driven by the divestiture of our Europe Surface Transportation business on February 1, 2025. Refer to Note 14, Divestitures, for further discussion related to the divestiture of our Europe Surface Transportation business. Partially offsetting this decrease was an increase in total revenues and direct costs in our Robinson Fresh business driven by higher average pricing with retail customers.

Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased due to an increase in integrated supply chain solutions for retail and foodservice customers. Managed Solutions adjusted gross profits increased modestly compared to the prior year. Other Surface Transportation adjusted gross profits decreased resulting from the divestiture of our Europe Surface Transportation business.
Restructuring, lease impairment charge, and divestiture expenses. All Other and Corporate personnel expenses in the second quarter of 2025 included $0.6 million of severance and related personnel expenses from our 2025 Restructuring Program and $0.4 million of other SG&A expenses resulting from restructuring and the divestiture of our Europe Surface Transportation business.
Personnel expenses in the second quarter of 2024 included $2.5 million of severance and related personnel expenses from our 2024 Restructuring Program. We also incurred $0.6 million of other SG&A expenses related to the 2024 Restructuring Program in the second quarter of 2024. Refer to Note 13, Restructuring, for further discussion related to our restructuring programs, and Note 14, Divestitures, for further discussion related to the divestiture of our Europe Surface Transportation business.
Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024
Total revenues and direct costs. Total revenues and direct costs decreased driven by the divestiture of our Europe Surface Transportation business on February 1, 2025. Refer to Note 14, Divestitures, for further discussion related to the divestiture of our Europe Surface Transportation business. Partially offsetting this decrease was an increase in total revenues and direct costs in our Robinson Fresh business driven by higher average pricing with retail customers.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased due to an increase in integrated supply chain solutions for retail and foodservice customers. Managed Solutions adjusted gross profits decreased due to lower transaction volume. Other Surface Transportation adjusted gross profits decreased resulting from the divestiture of our Europe Surface Transportation business.
Restructuring, lease impairment charge, and divestiture expenses. Personnel expenses in the six months ended June 30, 2025, included $1.8 million of severance and related personnel expenses associated with the divestiture of our Europe Surface Transportation business and our 2025 Restructuring Programs. We incurred $1.6 million in other SG&A expenses in the six months ended June 30, 2025 related to the divestiture of our Europe Surface Transportation business. We also incurred $6.3 million of other SG&A expenses in the six months ended June 30, 2025 resulting from an impairment charge on our Kansas City regional center lease resulting from the execution of a sublease agreement on a portion of the building.
Personnel expenses in the six months ended June 30, 2024, included $4.2 million of severance and related personnel expenses. We also incurred $3.5 million of other SG&A expenses in the six months ended June 30, 2024. These expenses were associated with our 2024 Restructuring Program.
LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (in thousands):

Description	Carrying Value as of June 30, 2025	Borrowing Capacity	Maturity
Revolving credit facility	$—	$1,000,000	November 2027
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables Securitization Facility(1)	431,917	500,000	November 2025
Senior Notes(1)	597,318	600,000	April 2028
Total debt	$1,354,235	$2,425,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.
We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, share repurchases or other investments.

Cash and cash equivalents totaled $156.0 million as of June 30, 2025, and $145.8 million as of December 31, 2024. Cash and cash equivalents held outside the United States totaled $146.2 million as of June 30, 2025, and $134.0 million as of December 31, 2024.
We prioritize our investments to grow our market share and expand globally in key industries, trade lanes, and geographies, and to digitize our customer, carrier, and internal tools to support our organic growth. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Sources (uses) of cash:
Cash provided by operating activities	$333,659	$133,099

Capital expenditures	(36,241)	(41,811)
Proceeds from divestiture	27,737	—
Cash provided by (used for) investing activities	(8,504)	(41,811)

Repurchase of common stock	(128,767)	—
Cash dividends	(152,355)	(147,283)
Net (payments) borrowings on debt	(24,000)	28,000
Other financing activities	(27,563)	(782)
Cash used for financing activities	(332,685)	(120,065)
Effect of exchange rates on cash and cash equivalents	6,985	(3,581)
Net change in cash and cash equivalents, including cash and cash equivalents classified within assets held for sale	$(545)	$(32,358)
Cash flows from operating activities. In the prior year, cash flows from operating activities were negatively impacted by increasing ocean freight rates resulting in a significant increase in net operating working capital which negatively impacted cash flows from operating activities. In the current year, our improved net income and a decrease in net operating working capital drove a significant improvement in cash flows from operating activities in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. We continue to closely monitor credit and collections activities and the quality of our accounts receivable balance to minimize risk as well as work with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.
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
The sale of our Europe Surface Transportation business closed during the first quarter of 2025. We received $27.7 million of consideration at closing with the remaining consideration due in fixed equal installments on the 12-month and 18-month anniversary of the closing date subject to post-closing working capital adjustments. The remaining consideration due is collateralized by all current and future accounts receivable of the Europe Surface Transportation business.
Cash flows from financing activities. Net cash used for financing activities increased significantly in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, driven by an increase in cash returned to shareholders. In the six months ended June 30, 2025 we resumed share repurchases under our board authorization and increased our annual dividend to shareholders. Common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans also increased compared to the prior year. Despite the increase in cash returned to shareholders, we also reduced our outstanding borrowings on debt.
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
As of June 30, 2025, we were in compliance with all of the covenants under our debt agreements.
Recently Issued Accounting Pronouncements
Refer to Note 1, Basis of Presentation, contained in this Quarterly Report and in the company's 2024 Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the company's 2024 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of June 30, 2025, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the company’s 2024 Annual Report on Form 10-K for a discussion on the company’s market risk. As of June 30, 2025, there were no material changes in market risk from those disclosed in the company’s 2024 Annual Report on Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
(b) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about company purchases of common stock during the quarter ended June 30, 2025:

	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2025 - April 30, 2025	328,174	$91.24	316,500	5,962,130
May 1, 2025 - May 31, 2025	308,828	94.26	294,000	5,668,130
June 1, 2025 - June 30, 2025	284,429	94.74	260,000	5,408,130
Second Quarter 2025	921,431	$93.33	870,500	5,408,130
________________________________
(1) The total number of shares purchased based on trade date includes: (i) 870,500 shares of common stock purchased under the authorization described below; and (ii) 50,931 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(2) In December 2021, the Board of Directors increased the number of shares authorized for repurchase by 20,000,000 shares. As of June 30, 2025, there were 5,408,130 shares remaining for future repurchases. Repurchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:
On May 8, 2025, Arun Rajan, our Chief Strategy and Innovation Officer, adopted a prearranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act, for the sale of shares of our common stock. Mr. Rajan’s Rule 10b5-1 plan was entered into during an open trading window according to the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Rajan’s Rule 10b5-1 plan provides for the potential sale of up to 15,000 shares of our common stock, including upon the exercise of vested stock options for shares of our common stock, so long as the market price of our common stock is higher than the certain minimum threshold prices specified in Mr. Rajan’s Rule 10b5-1 plan, between August 15, 2025 and December 31, 2026.
ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this Quarterly Report:

10.1
C.H. Robinson Worldwide Inc., Amended and Restated 2022 Equity Incentive Plan, effective May 8, 2025 (incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on March 25, 2025)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended June 30, 2025, formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the company for the period ended June 30, 2025, formatted in Inline XBRL (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2025.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ David P. Bozeman
David P. Bozeman
Chief Executive Officer

By:	/s/ Damon J. Lee
Damon J. Lee
Chief Financial Officer