Form 10-Q
period 2025-09-30
C. H. ROBINSON WORLDWIDE, INC.
filed 2025-10-31
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2025, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 118,137,178.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$136,837	$145,762
Receivables, net of allowance for credit loss of $14,322 and $13,285	2,542,704	2,383,709
Contract assets, net of allowance for credit loss	177,623	200,332
Prepaid expenses and other	129,326	102,166
Assets held for sale	—	137,634
Total current assets	2,986,490	2,969,603
Property and equipment, net of accumulated depreciation and amortization	120,733	127,189
Goodwill	1,441,144	1,428,965
Other intangible assets, net of accumulated amortization	20,748	28,193
Right-of-use lease assets	291,051	334,738
Deferred tax assets	268,500	300,909
Other assets	99,188	108,329
Total assets	$5,227,854	$5,297,926

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,279,636	$1,178,335
Outstanding checks	28,130	33,797
Accrued expenses:
Compensation	172,356	180,801
Transportation expense	139,180	153,274
Income taxes	24,108	9,326
Other accrued liabilities	168,458	173,318
Current lease liabilities	72,200	72,842
Current portion of debt	—	455,792
Liabilities held for sale	—	67,413
Total current liabilities	1,884,068	2,324,898

Long-term debt	1,183,150	921,857
Noncurrent lease liabilities	247,068	290,641
Noncurrent income taxes payable	42,776	23,472
Deferred tax liabilities	9,717	12,565
Other long-term liabilities	4,034	2,442
Total liabilities	3,370,813	3,575,875
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,199 and 179,199 shares issued, 118,421 and 118,664 outstanding	11,842	11,866
Additional paid-in capital	742,006	775,054
Retained earnings	6,011,521	5,786,337
Accumulated other comprehensive loss	(74,654)	(110,402)
Treasury stock at cost (60,778 and 60,535 shares)	(4,833,674)	(4,740,804)
Total stockholders’ investment	1,857,041	1,722,051
Total liabilities and stockholders’ investment	$5,227,854	$5,297,926
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Transportation	$3,783,535	$4,278,300	$11,252,110	$12,482,818
Sourcing	353,311	366,341	1,068,019	1,057,482
Total revenues	4,136,846	4,644,641	12,320,129	13,540,300
Costs and expenses:
Purchased transportation and related services	3,112,683	3,575,983	9,286,694	10,501,362
Purchased products sourced for resale	318,086	333,405	961,039	958,547
Personnel expenses	349,302	361,559	1,033,177	1,101,868
Other selling, general, and administrative expenses	135,939	193,575	425,611	493,181
Total costs and expenses	3,916,010	4,464,522	11,706,521	13,054,958
Income from operations	220,836	180,119	613,608	485,342
Interest and other income/expense, net	(15,602)	(36,282)	(57,679)	(74,587)
Income before provision for income taxes	205,234	143,837	555,929	410,755
Provision for income taxes	42,247	46,608	105,169	94,371
Net income	162,987	97,229	450,760	316,384
Other comprehensive (loss) income	(2,772)	29,494	35,748	8,691
Comprehensive income	$160,215	$126,723	$486,508	$325,075

Basic net income per share	$1.36	$0.81	$3.75	$2.65
Diluted net income per share	$1.34	$0.80	$3.71	$2.63

Basic weighted average shares outstanding	119,887	119,860	120,363	119,542
Dilutive effect of outstanding stock awards	1,462	1,319	1,050	613
Diluted weighted average shares outstanding	121,349	121,179	121,413	120,155
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2024	118,664	$11,866	$775,054	$5,786,337	$(110,402)	$(4,740,804)	$1,722,051
Net income				135,302			135,302
Foreign currency adjustments					10,435		10,435
Dividends declared, $0.62 per share				(74,418)			(74,418)
Stock issued for employee benefit plans	779	78	(83,179)			50,080	(33,021)
Stock-based compensation expense	—	—	23,146			—	23,146
Repurchase of common stock	(485)	(48)				(48,722)	(48,770)
Balance March 31, 2025	118,958	11,896	715,021	5,847,221	(99,967)	(4,739,446)	1,734,725
Net income				152,471			152,471
Foreign currency adjustments					28,085		28,085
Dividends declared, $0.62 per share				(75,702)			(75,702)
Stock issued for employee benefit plans	229	23	(11,827)			17,262	5,458
Stock-based compensation expense	—	—	20,882			—	20,882
Repurchase of common stock	(870)	(87)				(81,445)	(81,532)
Balance June 30, 2025	118,317	11,832	724,076	5,923,990	(71,882)	(4,803,629)	1,784,387
Net income				162,987			162,987
Foreign currency adjustments					(2,772)		(2,772)
Dividends declared, $0.62 per share				(75,456)			(75,456)
Stock issued for employee benefit plans	1,062	106	(816)			82,367	81,657
Stock-based compensation expense	—	—	18,746			—	18,746
Repurchase of common stock	(958)	(96)				(112,412)	(112,508)
Balance September 30, 2025	118,421	$11,842	$742,006	$6,011,521	$(74,654)	$(4,833,674)	$1,857,041

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2023	116,768	$11,677	$754,093	$5,620,790	$(80,946)	$(4,886,917)	$1,418,697
Net income				92,904			92,904
Foreign currency adjustments					(19,490)		(19,490)
Dividends declared, $0.61 per share				(74,065)			(74,065)
Stock issued for employee benefit plans	232	23	(29,768)			19,020	(10,725)
Stock-based compensation expense	—	—	22,673			—	22,673
Balance March 31, 2024	117,000	11,700	746,998	5,639,629	(100,436)	(4,867,897)	1,429,994
Net income				126,251			126,251
Foreign currency adjustments					(1,313)		(1,313)
Dividends declared, $0.61 per share				(74,006)			(74,006)
Stock issued for employee benefit plans	262	26	(10,435)			20,352	9,943
Stock-based compensation expense	—	—	19,572			—	19,572
Balance June 30, 2024	117,262	11,726	756,135	5,691,874	(101,749)	(4,847,545)	1,510,441
Net income				97,229			97,229
Foreign currency adjustments					29,494		29,494
Dividends declared, $0.62 per share				(75,896)			(75,896)
Stock issued for employee benefit plans	821	82	(6,654)			63,366	56,794
Stock-based compensation expense	—	—	22,004			—	22,004
Balance September 30, 2024	118,083	$11,808	$771,485	$5,713,207	$(72,255)	$(4,784,179)	$1,640,066
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$450,760	$316,384
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	76,337	72,880
Provision for credit losses	6,571	3,755
Stock-based compensation	62,774	64,249
Deferred income taxes	30,564	(7,033)
Excess tax benefit on stock-based compensation	(15,621)	(5,509)
Change in loss on disposal group	(569)	48,232
Other operating activities	7,172	11,845
Changes in operating elements:
Receivables	(89,325)	(398,059)
Contract assets	23,035	(88,171)
Prepaid expenses and other	(26,521)	24,588
Right of use asset	42,475	5,884
Accounts payable and outstanding checks	79,171	77,397
Accrued compensation	(9,903)	33,921
Accrued transportation expense	(14,094)	68,588
Accrued income taxes	49,418	10,634
Other accrued liabilities	(16,168)	4,809
Lease liability	(49,701)	(5,917)
Other assets and liabilities	2,730	2,677
Net cash provided by operating activities	609,105	241,154
INVESTING ACTIVITIES
Purchases of property and equipment	(16,615)	(19,977)
Purchases and development of software	(38,246)	(39,122)
Proceeds from divestiture	27,737	—
Net cash used for investing activities	(27,124)	(59,099)
FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	112,076	79,914
Stock tendered for payment of withholding taxes	(57,982)	(23,902)
Repurchase of common stock	(240,257)	—
Cash dividends	(227,053)	(220,256)
Proceeds from long-term borrowings	344,000	—
Payments on long-term borrowings	(512,000)	(10,000)
Proceeds from short-term borrowings	1,548,800	2,461,500
Payments on short-term borrowings	(1,575,800)	(2,471,500)
Net cash used for financing activities	(608,216)	(184,244)
Effect of exchange rates on cash and cash equivalents	6,534	(653)
Net change in cash and cash equivalents, including cash and cash equivalents classified within assets held for sale	(19,701)	(2,842)
Plus: net decrease (increase) in cash and cash equivalents within assets held for sale	10,776	(10,978)
Cash and cash equivalents, beginning of period	145,762	145,524
Cash and cash equivalents, end of period	$136,837	$131,704

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
RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2025, the FASB issued Accounting Standard Update (“ASU”) 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance in this ASU modernizes the accounting for internal-use software by replacing the previous software project development stage guidance with a principles-based capitalization threshold, which focuses on management’s commitment to fund the project and the probability of its completion. The guidance in this ASU is effective for all public entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. The update may be adopted using either a prospective, modified prospective, or retrospective approach. Early adoption is permitted. The Company is currently evaluating the effects adoption of this guidance will have on our consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05 that amends ASC 326, Financial Instruments — Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets for Public Business Entities. The guidance provides a practical expedient that allows public entities to estimate expected credit losses on accounts receivable and contract assets by assuming current economic conditions persist for the remaining life of the asset. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt the provisions of ASU 2025-05 on January 1, 2026. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements. The guidance in this ASU is effective for all public entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The update may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the effects adoption of this guidance will have on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in this ASU expands the disclosure requirements for income taxes by requiring greater disaggregation of information in the income tax rate reconciliation and disaggregation of income taxes paid by jurisdiction. The guidance in this ASU is effective for all public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company expects to adopt the provisions of ASU 2023-09 in its Form 10-K for the year ending December 31, 2025. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.
NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance, December 31, 2024(1)	$1,179,444	$202,498	$75,617	$1,457,559
Foreign currency translation	6,539	5,338	405	12,282
Divestitures(2)	—	—	(28,697)	(28,697)
Balance, September 30, 2025	$1,185,983	$207,836	$47,325	$1,441,144
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
There were no changes in circumstances or events identified in the third quarter of 2025 that would indicate an interim impairment analysis was required for any of our remaining reporting units as of September 30, 2025.
Identifiable intangible assets consisted of the following (in thousands):

	September 30, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships(1)	$72,089	$(59,941)	$12,148	$78,280	$(55,984)	$22,296
Indefinite-lived intangibles
Trademarks	8,600	—	8,600	8,600	—	8,600
Total intangibles	$80,689	$(59,941)	$20,748	$86,880	$(55,984)	$30,896
_________________________________________
(1) Includes $2.7 million of net intangible assets for the Europe Surface Transportation disposal group, which is presented within assets held for sale on the condensed consolidated balance sheets as of December 31, 2024. Refer to Note 14, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.

Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense	$2,571	$2,979	$7,682	$9,596
Finite-lived intangible assets, by reportable segment, as of September 30, 2025, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	Total
Remainder of 2025	$1,964	$610	$2,574
2026	7,857	407	8,264
2027	1,310	—	1,310
Total			$12,148
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
Assets and liabilities held for sale — In 2024, we entered into an agreement to sell our Europe Surface Transportation business. The sale closed with an effective date of February 1, 2025. The sale included all of the assets and liabilities of the business other than our proprietary technology platform (the “Europe Surface Transportation disposal group”). The Europe Surface Transportation disposal group was classified as held for sale as of December 31, 2024. We measured the Europe Surface Transportation disposal group at its fair value less costs incurred to sell and recorded a $44.5 million loss in the twelve months ended December 31, 2024. The fair value of the assets and liabilities held for sale were classified as Level 2 in the fair value hierarchy based on the negotiated sale price, which is an observable market-based input. There are no remaining assets and liabilities held for sale as of September 30, 2025. Refer to Note 14, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
Foreign Currency Derivatives — We may seek to manage our exposure to the risk of fluctuations in foreign currency exchange rates through the use of foreign currency forward contracts. Foreign currency forward contracts are accounted for at fair value with the recognition of all derivative instruments as either assets or liabilities on the balance sheet, and changes in fair value recognized in interest and other income/expenses, net in the consolidated statements of operations and comprehensive income. These contracts are accounted for as non-designated hedges pursuant to ASC Topic 815, “Derivatives and Hedging.” Foreign currency forward contracts are classified under Level 2 of the fair value hierarchy and are measured using market-based rates. The impact of foreign currency forward contracts was not material as of and for the three and nine months ended September 30, 2025.
We had no other Level 2 or Level 3 assets or liabilities as of September 30, 2025, and December 31, 2024. There were no transfers between levels during the period.

NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	September 30, 2025	December 31, 2024	Maturity	September 30, 2025	December 31, 2024
Revolving credit facility	5.39%	5.58%	November 2027	$—	$9,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables Securitization Facility(1)	5.03%	5.23%	August 2027	260,599	446,792
Senior Notes(1)	4.20%	4.20%	April 2028	597,551	596,857
Total debt				1,183,150	1,377,649
Less: Current maturities and short-term borrowing				—	(455,792)
Long-term debt				$1,183,150	$921,857
____________________________________________
(1) Net of unamortized discounts and issuance costs.
SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the “Credit Agreement”) with a total availability of $1 billion, which may be reduced by standby letters of credit. The Credit Agreement has a maturity date of November 19, 2027. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month SOFR plus a specified margin). As of September 30, 2025, the variable rate equaled SOFR and a credit spread adjustment of 0.10 percent plus 1.00 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility ranging from 0.07 percent to 0.15 percent. The recorded amount of borrowings outstanding, if any, approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
The Credit Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including a maximum leverage ratio of 3.75 to 1.00. The Credit Agreement also contains customary events of default.
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes Series A, Senior Notes Series B, and Senior Notes Series C (collectively, the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $314.5 million on September 30, 2025. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering our own risk. If the Notes were recorded at fair value, they would be classified as a Level 2 financial liability. Senior Notes Series A matured in August 2023.
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

U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On November 19, 2021, we entered into a receivables purchase agreement and related transaction documents with Bank of America, N.A. and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of a portion of our U.S. trade accounts receivable with a total availability of $500 million as of September 30, 2025. The interest rate on borrowings under the Receivables Securitization Facility is based on SOFR plus a credit spread adjustment of 0.10 percent plus 0.80 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility of 0.20 percent.
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
On August 12, 2025, we amended the Receivables Securitization Facility to extend the termination date of the facility to August 12, 2027. The total available remains $500 million, and we have the option to utilize an accordion feature, if needed, of an additional $250 million pursuant to the provisions of the Receivables Purchase Agreement, amended by the Receivables Purchase Amendment.
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes (“Senior Notes”) through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $601.0 million as of September 30, 2025, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $597.6 million as of September 30, 2025.
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
In addition to the above financing agreements, we have a $20 million discretionary line of credit with U.S. Bank of which $18.9 million is utilized for standby letters of credit related to insurance collateral as of September 30, 2025. These standby letters of credit are renewed annually and were undrawn as of September 30, 2025.

NOTE 5. INCOME TAXES
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate is as follows below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.4	3.2	2.3	2.7
Share based payment awards	(3.8)	(2.7)	(3.3)	(1.4)
Foreign tax credits	(2.0)	13.7	(2.0)	3.8
Other U.S. tax credits and incentives	0.3	(5.1)	(0.9)	(5.8)
Foreign tax rate differential	0.5	(4.5)	(0.4)	(0.4)
Business divestitures(1)	—	7.9	—	2.8
Section 162(m) limitation on compensation	1.6	1.1	1.5	1.0
Other	0.6	(2.2)	0.7	(0.7)
Effective income tax rate	20.6%	32.4%	18.9%	23.0%
____________________________________________
(1) Amounts in the three and nine months ended September 30, 2024 relate to the divestiture of our Europe Surface Transportation business. Refer to Note 14, Divestitures, for further discussion.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA” or the “Act”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100 percent bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Act also included modifications to the international tax framework. ASC 740, “Income Taxes,” requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. We will evaluate all deferred tax balances under the newly enacted tax law and identify any changes required to our financial statements as a result of the OBBBA. The legislation has multiple effective dates, with certain provisions effective in 2025 and others effective through 2027. As of September 30, 2025, we have not recorded any adjustments related to the OBBBA. We are continuing to assess its impact on our consolidated financial statements and will update our disclosures as necessary in future periods.
As of September 30, 2025, we have $42.8 million of unrecognized tax benefits and related interest and penalties. It is possible the amount of unrecognized tax benefits could change in the next 12 months as a result of a lapse of the statute of limitations, new information, or settlements with taxing authorities. The total liability for unrecognized tax benefits is expected to decrease by approximately $1.2 million in the next 12 months due to the lapsing of statutes of limitations. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2020.

NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$—	$1,094	$—	$3,258
Stock awards	18,214	20,330	60,311	58,530
Company expense on ESPP discount	532	580	2,463	2,461
Total stock-based compensation expense	$18,746	$22,004	$62,774	$64,249
On May 5, 2022, our shareholders approved a 2022 Equity Incentive Plan (the “Plan”), authorizing the issuance of up to 4,261,884 shares pursuant to awards granted under the Plan. On May 8, 2025, the Plan was amended and restated, and our shareholders approved an increase in the number of shares authorized for issuance by 4,000,000. The Plan allows us to grant certain stock awards, including stock options at fair market value, performance-based restricted stock units (“PSUs”) and shares, and time-based restricted stock units, to our key employees and non-employee directors. Shares subject to awards under the Plan or certain of our prior plans that expire or are canceled without delivery of shares or that are settled in cash generally may become available again for issuance under the Plan. There were 4,646,611 shares available for stock awards under the Plan as of September 30, 2025.
Stock Options – We have awarded stock options to certain key employees that vest primarily based on their continued employment. These awards are fully vested and there is no remaining unrecognized compensation expense related to stock options as of September 30, 2025. The outstanding options have expiration dates between 2025 and 2030. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options) on the grants.
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
As of September 30, 2025, there was unrecognized compensation expense of $182.0 million related to previously granted stock awards assuming maximum achievement is obtained on our PSUs. The amount of future expense to be recognized will be based on the passage of time and contingent upon obtaining certain targets mentioned above over their respective performance period.

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

Three Months Ended September 30, 2025
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
26,792	$3,015	$532
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
Reportable segment information is as follows for the three months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30, 2025
	NAST	Global Forwarding	Total
Revenues from external customers	$2,965,694	$786,347	$3,752,041
Other revenues from external customers(1)			384,805
Total consolidated revenues			4,136,846
Less significant segment expenses:
Purchased transportation and related services (2)	2,521,555	594,592
Personnel expenses (2)	162,086	92,507
Other selling, general, and administrative expenses (2)	109,175	50,227
Segment operating income	172,878	49,021	221,899
Other operating income (loss)(1)			(1,063)
Total consolidated operating income			220,836
Interest and other income/expenses, net			(15,602)
Income before provision for income taxes			$205,234

	Three Months Ended September 30, 2024
	NAST	Global Forwarding	Total
Revenues from external customers	$2,934,617	$1,141,190	$4,075,807
Other revenues from external customers(1)			568,834
Total consolidated revenues			4,644,641
Less significant segment expenses:
Purchased transportation and related services (2)	2,513,953	906,554
Personnel expenses (2)	164,122	92,419
Other selling, general, and administrative expenses (2)	107,775	54,102
Segment operating income	148,767	88,115	236,882
Other operating income (loss)(1)			(56,763)
Total consolidated operating income			180,119
Interest and other income/expenses, net			(36,282)
Income before provision for income taxes			$143,837
_______________________________________
(1) Other revenues from external customers and other operating income (loss) are attributable to our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

Reportable segment information is as follows for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Nine Months Ended September 30, 2025
	NAST	Global Forwarding	Total
Revenues from external customers	$8,752,341	$2,359,035	$11,111,376
Other revenues from external customers(1)			1,208,753
Total consolidated revenues			12,320,129
Less significant segment expenses:
Purchased transportation and related services(2)	7,457,630	1,795,071
Personnel expenses(2)	483,070	268,295
Other selling, general, and administrative expenses(2)	331,101	152,375
Segment operating income	480,540	143,294	623,834
Other operating income (loss)(1)			(10,226)
Total consolidated operating income			613,608
Interest and other income/expenses, net			(57,679)
Income before provision for income taxes			$555,929

	Nine Months Ended September 30, 2024
	NAST	Global Forwarding	Total
Revenues from external customers	$8,924,839	$2,921,050	$11,845,889
Other revenues from external customers(1)			1,694,411
Total consolidated revenues			13,540,300
Less significant segment expenses:
Purchased transportation and related services(2)	7,687,408	2,322,302
Personnel expenses(2)	510,110	279,077
Other selling, general, and administrative expenses(2)	328,557	159,022
Segment operating income	398,764	160,649	559,413
Other operating income (loss)(1)			(74,071)
Total consolidated operating income			485,342
Interest and other income/expenses, net			(74,587)
Income before provision for income taxes			$410,755
_______________________________________
(1) Other revenues from external customers and other operating income (loss) are attributable to our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

Reportable segment information is as follows for the three and nine months ended 2025 and 2024 (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended September 30, 2025
Depreciation and amortization	$4,874	$2,250	$18,705	$25,829
Total assets(1)	2,978,317	1,233,692	1,015,845	5,227,854
Average employee headcount	5,187	4,245	3,127	12,559

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended September 30, 2024
Depreciation and amortization	$4,904	$2,608	$16,436	$23,948
Total assets(1)	3,026,031	1,566,427	1,020,897	5,613,355
Average employee headcount	5,595	4,552	3,938	14,085

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Nine Months Ended September 30, 2025
Depreciation and amortization	$14,498	$6,577	$55,262	$76,337
Total assets(1)	2,978,317	1,233,692	1,015,845	5,227,854
Average employee headcount	5,234	4,380	3,339	12,953

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Nine Months Ended September 30, 2024
Depreciation and amortization	$15,779	$8,245	$48,856	$72,880
Total assets(1)	3,026,031	1,566,427	1,020,897	5,613,355
Average employee headcount	5,800	4,714	4,023	14,537
_________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.

NOTE 9. REVENUE FROM CONTRACTS WITH CUSTOMERS
A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments (in thousands):

	Three Months Ended September 30, 2025
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$2,965,694	$786,347	$31,494	$3,783,535
Sourcing(2)	—	—	353,311	353,311
Total revenues	$2,965,694	$786,347	$384,805	$4,136,846

	Three Months Ended September 30, 2024
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$2,934,617	$1,141,190	$202,493	$4,278,300
Sourcing(2)	—	—	366,341	366,341
Total revenues	$2,934,617	$1,141,190	$568,834	$4,644,641

	Nine Months Ended September 30, 2025
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$8,752,341	$2,359,035	$140,734	$11,252,110
Sourcing(2)	—	—	1,068,019	1,068,019
Total revenues	$8,752,341	$2,359,035	$1,208,753	$12,320,129

	Nine Months Ended September 30, 2024
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$8,924,839	$2,921,050	$636,929	$12,482,818
Sourcing(2)	—	—	1,057,482	1,057,482
Total revenues	$8,924,839	$2,921,050	$1,694,411	$13,540,300
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration and amounts are not due from our customers prior to the completion of our performance obligation and as such contract liabilities, as of September 30, 2025, and revenue recognized in the three and nine months ended September 30, 2025, and 2024 resulting from contract liabilities, were not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon changes in transportation pricing and costs and shipments in-transit at period end.

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
We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of September 30, 2025.
Information regarding lease expense, remaining lease term, discount rate, and other select lease information are presented below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Costs	2025	2024(1)	2025	2024(1)
Operating lease expense	$23,239	$24,080	$68,352	$72,884
Short-term lease expense	1,413	513	3,612	3,196
Right-of-use asset impairments(2)	138	535	6,397	4,161
Total lease expense(3)	$24,790	$25,128	$78,361	$80,241
___________________________
(1) The three and nine months ended September 30, 2024 have been adjusted to conform to current year presentation.
(2) During the nine months ended September 30, 2025, we recognized a $6.3 million impairment charge related to our Kansas City regional center lease which is included in All Other and Corporate. The impairment resulted from the execution of a sublease agreement on a portion of the facility. The impairment was determined by comparing the discounted cash flows of the head lease and sublease rental payments. All other right-of use asset impairment charges were associated with restructuring initiatives. Refer to Note 13, Restructuring, for further discussion related to our restructuring programs.
(3) Total lease expense is included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.

	Nine Months Ended September 30,
Other Lease Information	2025	2024
Operating cash flows from operating leases	$75,576	$72,916
Right-of-use lease assets obtained in exchange for new lease liabilities	24,632	57,854

Lease Term and Discount Rate	As of September 30, 2025	As of December 31, 2024
Weighted average remaining lease term (in years)	5.1	5.5
Weighted average discount rate	4.5%	4.3%

The maturities of lease liabilities as of September 30, 2025, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2025	$16,354
2026	89,538
2027	73,356
2028	57,914
2029	43,630
Thereafter	76,695
Total lease payments	357,487
Less: Interest	(38,219)
Present value of lease liabilities	$319,268
NOTE 11. ALLOWANCE FOR CREDIT LOSSES
Our allowance for credit losses is computed using a number of factors including our past credit loss experience and our customers' credit ratings, in addition to other customer-specific factors. We have also considered recent trends and developments related to the current macroeconomic environment in determining our ending allowance for credit losses for both accounts receivable and contract assets. The allowance for credit losses on contract assets was not significant as of September 30, 2025.
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below (in thousands):

Balance, December 31, 2024(1)	$14,038
Provision	6,897
Write-offs	(6,613)
Balance, September 30, 2025	$14,322
_________________________________________
(1) Includes an immaterial allowance for credit losses for the Europe Surface Transportation disposal group, which was presented within assets held for sale on the condensed consolidated balance sheets as of December 31, 2024. Refer to Note 14, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
Recoveries of amounts previously written off were not significant for the three and nine months ended September 30, 2025.
NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' Investment on our condensed consolidated balance sheets. The recorded balance on September 30, 2025, and December 31, 2024, was $74.7 million and $110.4 million, respectively. The recorded balance on September 30, 2025, and December 31, 2024, is comprised solely of foreign currency adjustments, including foreign currency translation.
Other comprehensive loss was $2.8 million for the three months ended September 30, 2025, primarily driven by small fluctuations in a number of currencies. Other comprehensive income was $29.5 million for the three months ended September 30, 2024, primarily driven by fluctuations in the Euro, Singapore Dollar, and Australian Dollar.
Other comprehensive income was $35.7 million for the nine months ended September 30, 2025, primarily driven by fluctuations in the Singapore Dollar, Euro, and Australian Dollar. Other comprehensive income was $8.7 million for the nine months ended September 30, 2024, primarily driven by fluctuations in the Singapore Dollar and Australian Dollar.

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
We recognized restructuring charges of $9.9 million and $13.8 million in the three and nine months ended September 30, 2025, respectively, primarily related to workforce reductions and related personnel expenses. We expect to incur restructuring charges of $50 million to $75 million in total over the next three years primarily related to severance and other personnel related costs and impairments related to the early termination or abandonment of facilities under operating leases for the 2025 Restructuring Program. The amount and timing of the restructuring charges we will recognize depend upon multiple factors, such as the implementation and integration of automation and AI-driven solutions across targeted areas of the enterprise, natural employee turnover, and our ability to consolidate our global facilities. We paid $8.6 million of cash in the nine months ended September 30, 2025 related to the 2025 Restructuring Program.
A summary of charges related to our 2025 Restructuring Program are presented below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Severance(1)	$9,304	$12,968
Other personnel expenses(1)	424	641
Other selling, general, and administrative expenses(2)	202	202
Total	$9,930	$13,811
________________________________
(1) Amounts are included within personnel expenses in our condensed consolidated statements of operations and comprehensive income.
(2) Amounts are included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.

The following tables summarizes restructuring charges related to our 2025 Restructuring Program by reportable segment (in thousands):

	Three Months Ended September 30, 2025
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$1,199	$8,403	$126	$9,728
Other selling, general, and administrative expenses	75	127	—	202
	Nine Months Ended September 30, 2025
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$1,876	$10,979	$754	$13,609
Other selling, general, and administrative expenses	75	127	—	202

The following table summarizes activity related to our 2025 Restructuring Program and liabilities included in our consolidated balance sheets (in thousands):

	Accrued Severance and Other Personnel Expenses	Accrued Other Selling, General, and Administrative Expenses	Total(1)
Balance, December 31, 2024	$—	$—	$—
Restructuring charges	13,609	202	13,811
Cash payments	(8,551)	(29)	(8,580)
Settled non-cash	—	(146)	(146)
Accrual adjustments(2)	11	—	11
Balance, September 30, 2025	$5,069	$27	$5,096
________________________________
(1) Amounts are included within accrued expenses - compensation on the condensed consolidated balance sheet as of September 30, 2025.
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

Accrued restructuring reserves were $4.0 million as of December 31, 2024. We paid $3.7 million of cash in the nine months ended September 30, 2025 related to the 2024 Restructuring Program. There are no accrued liabilities or future activity remaining related to the 2024 Restructuring Program.

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
(2) Amounts are included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income. The charges recognized in the three months ended September 30, 2024 primarily resulted from the second phase of the 2024 Restructuring Program, while the charges recognized in the nine months ended September 30, 2024, also include initiatives under the first phase of the 2024 Restructuring Program as discussed above.

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
The following table summarizes activity related to our 2024 Restructuring Program and liabilities included in our consolidated balance sheets (in thousands):

	Accrued Severance and Other Personnel Expenses	Accrued Other Selling, General, and Administrative Expenses	Total(1)
Balance, December 31, 2024	$3,679	$344	$4,023
Cash payments	(3,405)	(342)	(3,747)
Accrual adjustments(2)	(274)	(2)	(276)
Balance, September 30, 2025	$—	$—	$—
________________________________
(1) Amounts are included within accrued expenses - compensation on the condensed consolidated balance sheets as of December 31, 2024.
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
Upon entering into the agreement to sell the business in the third quarter of 2024, the assets and liabilities of our Europe Surface Transportation disposal group were classified as held for sale at fair value less any direct costs incurred to sell. We recognized a $48.2 million loss on the disposal group classified as held for sale in the three and nine months ended September 30, 2024. Including the direct costs incurred to sell the business and the loss on the disposal group, the total loss recognized was $57.0 million. These amounts are included in our All Other and Corporate segment and within our selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
The sale closed effective February 1, 2025 with $27.7 million of consideration received at closing with additional consideration due in fixed equal installments on the 12-month and 18-month anniversary of the closing date subject to post closing working capital adjustments. The remaining consideration due is collateralized by all current and future accounts receivable of the Europe Surface Transportation business. We recognized net favorable post-closing working capital adjustments of $0.2 million in the three months ended September 30, 2025 and transaction related expenses net of post-closing working capital adjustments of $2.6 million in the nine months ended September 30, 2025. There are no remaining assets and liabilities held for sale as of September 30, 2025.
A summary of exit and disposal costs related to our Europe Surface Transportation divestiture included in our All Other and Corporate segment is presented below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Personnel expenses(1)	$—	$1,194
Other selling, general, and administrative expenses(2)	(176)	1,413
Income tax benefits(3)	(69)	(1,169)
Total	$(245)	$1,438

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Other selling, general, and administrative expenses(2)	$57,036	$57,036
Income tax benefits(3)	(2,113)	(2,113)
Total	$54,923	$54,923
________________________________
(1) Amounts are included within personnel expenses in our condensed consolidated statements of operations and comprehensive income.
(2) Amounts are included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2024, the amounts consist primarily of a $48.2 million loss on the disposal group and direct costs to sell.
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
NOTE 15: SUBSEQUENT EVENT
On October 28, 2025, the Board of Directors approved an additional $2.0 billion of authorization under the company’s share repurchase program. The stock repurchase program does not obligate the company to acquire any amount of common stock and shall expire or terminate at the Board's discretion.
As of September 30, 2025, there were 4,450,030 shares remaining for future repurchases on the company’s existing authorization that was increased by 20,000,000 shares in December 2021.

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

The reconciliation of gross profits to adjusted gross profits and gross profit margin to adjusted gross profit margin is presented below (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Revenues:
Transportation	$3,783,535		$4,278,300		$11,252,110		$12,482,818
Sourcing	353,311		366,341		1,068,019		1,057,482
Total revenues	4,136,846		4,644,641		12,320,129		13,540,300
Costs and expenses:
Purchased transportation and related services	3,112,683		3,575,983		9,286,694		10,501,362
Purchased products sourced for resale	318,086		333,405		961,039		958,547
Direct internally developed software amortization	14,420		11,441		43,767		32,546
Total direct costs	3,445,189		3,920,829		10,291,500		11,492,455
Gross profits / Gross profit margin	691,657	16.7%	723,812	15.6%	2,028,629	16.5%	2,047,845	15.1%
Plus: Direct internally developed software amortization	14,420		11,441		43,767		32,546
Adjusted gross profits / Adjusted gross profit margin	$706,077	17.1%	$735,253	15.8%	$2,072,396	16.8%	$2,080,391	15.4%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Total revenues	$4,136,846	$4,644,641	$12,320,129	$13,540,300
Income from operations	220,836	180,119	613,608	485,342
Operating margin	5.3%	3.9%	5.0%	3.6%

Adjusted gross profits	$706,077	$735,253	$2,072,396	$2,080,391
Income from operations	220,836	180,119	613,608	485,342
Adjusted operating margin	31.3%	24.5%	29.6%	23.3%
MARKET TRENDS
The North American surface transportation market continues to exhibit an imbalance with carrier capacity exceeding industry freight volumes. These conditions are commonly referred to as a soft market. Market conditions further softened in the third quarter of 2025, which continued a multi-year trend of declining freight volumes and transportation rates. This followed a brief period of improvement driven by seasonal produce and beverage demand that led to temporary regional rate spikes. Despite carriers continuing to exit the market, the level of attrition has not held pace with the decline in industry freight volumes. Industry volumes, as measured by the Cass Freight Index, declined approximately 7.0 percent in the third quarter of 2025 compared to the third quarter of 2024, adding to the oversupply of capacity and contributing to the sustained downward pressure on transportation rates. One of the key metrics we use to measure market conditions is the truckload routing guide depth from our Managed Solutions business. This metric measures the average number of carriers contacted before securing a transportation provider. Routing guide depth of 1 would be perfect performance and 2 would be extremely poor. In the third quarter of 2025, the average routing guide depth returned to 1.2 which is consistent with levels observed throughout 2023 and 2024 following a temporary increase to 1.3 in the second quarter of 2025.

The global forwarding market remained highly volatile throughout the third quarter of 2025, influenced by shifting tariff policies, softening demand, and carriers' strategic use of blank sailings to stabilize market conditions. Early in the quarter, the market experienced a brief rebound in freight volumes and a temporary surge in pricing, as shippers accelerated activity ahead of the expiration of the U.S. and China 90-day tariff pause. While the tariff landscape continues to evolve, market conditions have largely stabilized although pricing has rapidly declined across many trade lanes, driven by excess capacity and weak consumer sentiment. The air freight market has also stabilized at lower levels of pricing, as the excess capacity resulting from the end of the de minimis threshold has largely been rationalized. Depressed ocean freight rates and weak consumer demand have prompted more shippers to accept longer transit times by opting for the cost-efficiency of ocean freight. While shifting tariff policies, seasonal impacts, and other volatile market conditions can be expected to create ongoing volatility, freight pricing is likely to remain depressed until industry freight volumes show meaningful improvement.
BUSINESS TRENDS
Our surface transportation business continued to navigate the soft market conditions discussed in the market trends section during the third quarter of 2025. Our average truckload linehaul cost per mile, excluding fuel surcharges, decreased approximately 1.5 percent during the third quarter of 2025 compared to the third quarter of 2024, reflecting the downward pressure from market rates. Our average truckload linehaul rate charged to our customers, excluding fuel surcharges, also decreased approximately 1.5 percent during the third quarter of 2025 resulting in our truckload adjusted gross profit per transaction in the third quarter of 2025 holding consistent compared to the same period in 2024. Our less than truckload (“LTL”) adjusted gross profits per transaction showed strong improvement driven by the continued advancement of our dynamic pricing and costing capabilities. Despite the challenging soft market conditions, our combined North American Surface Transportation (“NAST”) truckload and LTL volume significantly outperformed the Cass Freight Index, increasing 3.0 percent in the third quarter of 2025 compared to the third quarter of 2024.
Our global forwarding results in the third quarter of 2025 reflected the continued impact of the volatile market conditions and shifting trade policies outlined in the market trends section above. Our ocean freight shipments decreased 7.0 percent compared to the third quarter of 2024, as elevated inventory levels and weak consumer sentiment contributed to sluggish demand across many trade lanes. While the beginning of the period saw a brief rebound in ocean freight volumes and pricing ahead of the expiration of the U.S. and China 90-day tariff pause it was short-lived, and volume and pricing fell rapidly during the remainder of the third quarter of 2025. Adjusted gross profit per ocean shipment declined 27.5 percent compared to the elevated levels in the third quarter of 2024, driven by excess capacity and depressed pricing across many trade lanes. Our air freight results also reflected these market dynamics as air freight volumes declined, with overall tonnage down 10.0 percent compared to the third quarter of 2024.
As part of our enterprise strategy to drive focus on profitable growth in our four core modes—North American truckload and LTL and global ocean and air—as engines to ignite growth and create the most value for our stakeholders we divested our Europe Surface Transportation business. The sale closed effective February 1, 2025. Europe Surface Transportation provided transportation and logistics services, including truckload and LTL transportation services across Europe, and represented the majority of our Other Surface Transportation operations included in All Other and Corporate.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select third quarter 2025 year-over-year operating comparisons to the third quarter 2024:
•Total revenues decreased 10.9 percent to $4.1 billion, primarily driven by lower pricing and volume in our ocean services, the divestiture of our Europe Surface Transportation business, and lower pricing in our truckload services. This was partially offset by higher volume in our truckload services.
•Gross profits decreased 4.4 percent to $691.7 million. Adjusted gross profits decreased 4.0 percent to $706.1 million, primarily driven by lower adjusted gross profit per transaction and volume in our ocean services and the divestiture of our Europe Surface Transportation business. This was partially offset by higher adjusted gross profit per transaction in our LTL and customs services and higher volume in our truckload services.
•Personnel expenses decreased 3.4 percent to $349.3 million, primarily due to the divestiture of our Europe Surface Transportation business, cost optimization efforts and productivity improvements. This was partially offset by higher restructuring charges related to workforce reductions. Average employee headcount decreased 10.8 percent.
•Other selling, general, and administrative (“SG&A”) expenses decreased 29.8 percent to $135.9 million primarily due to a $57.0 million loss in the prior year related to the divestiture of our Europe Surface Transportation business.
•Income from operations increased 22.6 percent to $220.8 million, due to the decrease in operating expenses, partially offset by the decrease in adjusted gross profit.

•Adjusted operating margin of 31.3 percent increased 680 basis points.
•Interest and other income/expense, net totaled $15.6 million of expense, consisting primarily of $15.8 million of interest expense, which decreased $6.3 million compared to last year due to a lower average debt balance and lower variable interest rates.
•The effective tax rate in the quarter was 20.6 percent compared to 32.4 percent in the third quarter last year.
•Net income totaled $163.0 million, an increase of 67.6 percent from a year ago.
•Diluted earnings per share increased 67.5 percent to $1.34.
•Cash flow from operations increased $368.0 million in the nine months ended September 30, 2025, primarily driven by an increase in net income and rapidly declining ocean freight rates.
CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change
Revenues:
Transportation	$3,783,535	$4,278,300	(11.6)%	$11,252,110	$12,482,818	(9.9)%
Sourcing	353,311	366,341	(3.6)%	1,068,019	1,057,482	1.0%
Total revenues	4,136,846	4,644,641	(10.9)%	12,320,129	13,540,300	(9.0)%
Costs and expenses:
Purchased transportation and related services	3,112,683	3,575,983	(13.0)%	9,286,694	10,501,362	(11.6)%
Purchased products sourced for resale	318,086	333,405	(4.6)%	961,039	958,547	0.3%
Personnel expenses	349,302	361,559	(3.4)%	1,033,177	1,101,868	(6.2)%
Other selling, general, and administrative expenses	135,939	193,575	(29.8)%	425,611	493,181	(13.7)%
Total costs and expenses	3,916,010	4,464,522	(12.3)%	11,706,521	13,054,958	(10.3)%
Income from operations	220,836	180,119	22.6%	613,608	485,342	26.4%
Interest and other income/expense, net	(15,602)	(36,282)	(57.0)%	(57,679)	(74,587)	(22.7)%
Income before provision for income taxes	205,234	143,837	42.7%	555,929	410,755	35.3%
Provision for income taxes	42,247	46,608	(9.4)%	105,169	94,371	11.4%
Net income	$162,987	$97,229	67.6%	$450,760	$316,384	42.5%

Diluted net income per share	$1.34	$0.80	67.5%	$3.71	$2.63	41.1%

Average employee headcount	12,559	14,085	(10.8)%	12,953	14,537	(10.9)%

Adjusted gross profit margin percentage(1)
Transportation	17.7%	16.4%	130 bps	17.5%	15.9%	160 bps
Sourcing	10.0%	9.0%	100 bps	10.0%	9.4%	60 bps
Total adjusted gross profit margin	17.1%	15.8%	130 bps	16.8%	15.4%	140 bps
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
A reconciliation of our reportable segments to our consolidated results can be found in Note 8, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.

Consolidated Results of Operations—Three Months Ended September 30, 2025, Compared to the Three Months Ended September 30, 2024
Total revenues and direct costs. Total transportation revenues and direct costs decreased primarily due to lower pricing and volume in ocean services, the divestiture of our Europe Surface Transportation business, and lower pricing in truckload services driven by the continued soft market conditions. In the third quarter of 2024, ocean freight rates were elevated due to the volatile market conditions driven by re-routing and extended transit times caused by the Red Sea conflict. These disruptions were compounded by port worker strikes, equipment shortages, and worsening port congestion. The combination of these factors, along with traditional peak season volumes and severe weather events, significantly elevated ocean freight rates and purchased transportation costs in the third quarter of 2024. Market conditions in the third quarter of 2025 continued to be volatile driven by the evolving tariff landscape. Despite this volatility, market conditions have largely stabilized driven by excess capacity and weak consumer sentiment contributing to sluggish ocean freight volumes driving ocean freight rates significantly lower in the third quarter of 2025.
Gross profits and adjusted gross profits. Our transportation adjusted gross profits decreased, driven primarily by lower adjusted gross profit per transaction in our ocean services and the divestiture of our Europe Surface Transportation business. The decline in ocean services was driven by the significant reduction in market pricing in the third quarter of 2025 compared to the third quarter of 2024 discussed above. These declines were partially offset by higher adjusted gross profit per transaction in LTL and customs, as well as higher volume in our truckload services. The improvement in LTL was driven by the continued advancement of our dynamic pricing and costing capabilities. In our customs services, higher adjusted gross profits were largely attributable to increased duty advance fees, reflecting elevated global tariff rates. Sourcing adjusted gross profits increased, driven by an increase in integrated supply chain solutions for foodservice customers.
Operating expenses. Personnel expenses decreased primarily due to the divestiture of our Europe Surface Transportation business and cost optimization efforts and productivity improvements, including lower average employee headcount. Other SG&A expenses decreased primarily due to a $57.0 million loss in the prior year related to the divestiture of our Europe Surface Transportation business.
In addition to the above, our personnel expenses in the third quarter of 2025 included $9.7 million of severance and related personnel expenses associated with our 2025 Restructuring Program.
Our personnel expenses for the third quarter of 2024 included $2.9 million of severance and related personnel expenses. We also incurred $1.6 million of restructuring related other SG&A expenses in the third quarter of 2024. These expenses were both primarily associated with our 2024 Restructuring Program. Our other SG&A expenses in the third quarter of 2024 also included a $57.0 million loss related to the divestiture of our Europe Transportation business. Refer to Note 13, Restructuring, and Note 14, Divestitures, for further discussion related to our restructuring programs and the divestiture of our Europe Surface Transportation business.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $15.8 million which decreased $6.3 million during the third quarter of 2025, due to a lower average debt balance and lower variable interest rates. The third quarter of 2024 included a $15.1 million net loss from foreign currency revaluation and realized foreign currency gains and losses.
Provision for income taxes. Our effective income tax rate was 20.6 percent for the third quarter of 2025 compared to 32.4 percent for the third quarter of 2024. The effective income tax rate for the third quarter of 2025 was lower than the statutory federal income tax rate primarily due to the impact of share-based payment awards and foreign tax credits, which decreased the effective income tax rate by 3.8 percentage points and 2.0 percentage points, respectively. These impacts were partially offset by state income tax expense, net of federal benefit, which increased the effective tax rate by 2.4 percentage points during the third quarter of 2025. The effective income tax rate for the third quarter of 2024 was higher than the statutory federal income tax rate primarily due to the tax impact of foreign tax credits and business divestitures, which increased the effective tax rate by 13.7 percentage points and 7.9 percentage points, respectively. These impacts were partially offset by U.S. tax credits and incentives and a lower tax rate on foreign earnings which decreased the effective income tax rate by 5.1 percentage points and 4.5 percentage points, respectively.

Consolidated Results of Operations—Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024
Total revenues and direct costs. Total revenues and direct costs decreased primarily due to the divestiture of our Europe Surface Transportation business, along with lower pricing and purchased transportation costs in addition to lower volume in ocean services, and lower fuel surcharges in our truckload services. During the nine months ended September 30, 2024, ocean freight rates were elevated as a result of ongoing disruptions, including the Red Sea conflict, which strained capacity and increased ocean freight rates. While similar capacity constraints persisted during the nine months ended September 30, 2025, the period also experienced significant shifts in demand driven by tariff and macroeconomic uncertainty. These dynamics resulted in lower pricing and purchased transportation costs compared to the prior year. The decline in truckload fuel surcharges was attributable to a year-over-year reduction in diesel fuel prices. Our sourcing total revenue and direct costs increased driven by higher volumes from retail and foodservice customers.
Gross profits and adjusted gross profits. Our transportation adjusted gross profits decreased, primarily driven by lower adjusted gross profit per transaction in our ocean services and the divestiture of our Europe Surface Transportation business. These impacts were partially offset by increased adjusted gross profit per transaction in our truckload and LTL services. The decline in ocean services was largely attributable to the significant reduction in market pricing during the nine months ended September 30, 2025 compared to the same period in 2024 discussed above. Conversely, the increase in adjusted gross profit per transaction in truckload and LTL services reflects the continued advancement of our dynamic pricing and costing capabilities. These advancements have allowed us to respond more rapidly to market fluctuations through more frequent and precise pricing discovery. Sourcing adjusted gross profits increased due to an increase in integrated supply chain solutions for retail and foodservice customers.
Operating expenses. Personnel expenses decreased primarily due to cost optimization efforts, including lower average employee headcount, and the divestiture of our Europe Surface Transportation business. These decreases were partially offset by higher incentive compensation reflecting our improved results compared to the prior year. Other SG&A expenses decreased primarily due to the divestiture of our Europe Surface Transportation business and declines across several categories.
In addition to the above, our personnel expenses for the nine months ended September 30, 2025 included $14.8 million of severance and related personnel expenses. We also incurred $7.9 million in other SG&A expenses in the nine months ended September 30, 2025 primarily resulting from a $6.3 million impairment charge on our Kansas City regional center lease resulting from the execution of a sublease agreement on a portion of the building. In addition, other SG&A expenses in the nine months ended September 30, 2025 included $1.6 million of expenses associated with our 2025 Restructuring Program and the divestiture of our Europe Surface Transportation business.
Our personnel expenses for the nine months ended September 30, 2024 included $20.2 million of severance and related personnel expenses. We also incurred $69.4 million of other SG&A expenses in the nine months ended September 30, 2024. These expenses were associated with our 2024 Restructuring Program and a $57.0 million loss related to the divestiture of our Europe Surface Transportation business.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $49.4 million, which decreased $17.6 million driven by a lower average debt balance and lower variable interest rates compared to the prior year. The nine months ended September 30, 2025 included an $8.3 million net loss from foreign currency revaluation and realized foreign currency gains and losses, compared to a $10.7 million net loss in the prior year.
Provision for income taxes. Our effective income tax rate was 18.9 percent for the nine months ended September 30, 2025 and 23.0 percent for the nine months ended September 30, 2024. The effective income tax rate for the nine months ended September 30, 2025 was lower than the statutory federal income tax rate primarily due to the tax benefit of share-based payment awards and foreign tax credits, which decreased the effective tax rate by 3.3 percentage points and 2.0 percentage points, respectively. These impacts were partially offset by state income tax expense, net of federal benefit which increased the effective tax rate by 2.3 percentage points. The effective income tax rate for the nine months ended September 30, 2024 was higher than the statutory federal income tax rate primarily due to the tax impact of foreign tax credits, the tax impact of business divestitures, and state income tax expense, net of federal benefit, which increased the effective tax rate by 3.8 percentage points, 2.8 percentage points, and 2.7 percentage points, respectively. These impacts were partially offset by the tax impact of U.S. tax credits and incentives, which decreased the effective income tax rate by 5.8 percentage points.

NAST Segment Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	% change	2025	2024	% change
Total revenues	$2,965,694	$2,934,617	1.1%	$8,752,341	$8,924,839	(1.9)%
Costs and expenses:
Purchased transportation and related services	2,521,555	2,513,953	0.3%	7,457,630	7,687,408	(3.0)%
Personnel expenses	162,086	164,122	(1.2)%	483,070	510,110	(5.3)%
Other selling, general, and administrative expenses	109,175	107,775	1.3%	331,101	328,557	0.8%
Total costs and expenses	2,792,816	2,785,850	0.3%	8,271,801	8,526,075	(3.0)%
Income from operations	$172,878	$148,767	16.2%	$480,540	$398,764	20.5%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change
Average employee headcount	5,187	5,595	(7.3)%	5,234	5,800	(9.8)%
Service line volume statistics
Truckload			3.0%			(0.5)%
LTL			2.5%			2.0%

Adjusted gross profits(1)
Truckload	$267,442	$259,961	2.9%	$780,940	$750,516	4.1%
LTL	156,909	141,412	11.0%	453,768	425,050	6.8%
Other	19,788	19,291	2.6%	60,003	61,865	(3.0)%
Total adjusted gross profits	$444,139	$420,664	5.6%	$1,294,711	$1,237,431	4.6%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended September 30, 2025, Compared to the Three Months Ended September 30, 2024
Total revenues and direct costs. NAST total revenues and direct costs increased primarily due to higher truckload and LTL volumes. This increase was largely offset by a decline in transportation rates and fuel surcharges within our truckload services, driven by the continued soft market conditions and decline in diesel fuel prices in the third quarter of 2025. Our average truckload linehaul rate per mile charged to customers, which excludes fuel surcharges, decreased approximately 1.5 percent in the third quarter of 2025 compared to the third quarter of 2024. Our truckload linehaul cost per mile, excluding fuel surcharges, also decreased approximately 1.5 percent in the third quarter of 2025 compared to the third quarter of 2024.
Gross profits and adjusted gross profits. NAST adjusted gross profits increased driven by higher adjusted gross profit per transaction in LTL services and increased volume in both LTL and truckload services. The improvement in LTL adjusted gross profit per transaction reflects the continued advancement of our dynamic pricing and costing capabilities. We continued to drive volume growth in our portfolio across several key industries including retail, energy, automotive, and healthcare.
Operating expenses. NAST personnel expenses decreased driven by cost optimization efforts and productivity improvements, including lower average employee headcount. NAST other SG&A expenses increased primarily due to higher allocated corporate expenses, partially offset by lower claims expense.
In addition to the above, NAST personnel expenses in the third quarter of 2025 included $1.2 million of severance and related personnel expenses related to our 2025 Restructuring Program. The third quarter of 2024 included $1.2 million of severance and related personnel expenses. We also incurred $0.6 million of restructuring related other SG&A expenses in the third quarter of 2024. These expenses were both associated with our 2024 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our restructuring programs.

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
Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024
Total revenues and direct costs. NAST total revenues and direct costs decreased primarily due to lower fuel surcharges and lower volume in our truckload services. The decrease in fuel surcharges was driven by a year-over-year decrease in diesel fuel prices. These declines were partially offset by increased LTL volumes and a modest increase in transportation rates during the first half of 2025. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, increased approximately 1.0 percent. Our truckload linehaul cost per mile, excluding fuel surcharges, increased approximately 0.5 percent.
Gross profits and adjusted gross profits. NAST adjusted gross profits increased driven by higher adjusted gross profit per transaction in both truckload and LTL services. The improvement was driven by the continued advancement of our dynamic pricing and costing capabilities. These advancements have allowed us to respond more rapidly to market fluctuations through more frequent and precise pricing discovery.
Operating expenses. NAST personnel expense decreased driven by cost optimization efforts and productivity improvements, including lower average employee headcount. NAST other SG&A expenses increased primarily due to higher allocated corporate expenses. These increases were partially offset by lower expenditures on purchased services, including contingent worker expenses, and lower occupancy expense.
In addition to the above, NAST personnel expenses in the nine months ended September 30, 2025 included $1.9 million of severance and related personnel expenses related to our 2025 Restructuring Program. We also incurred $9.0 million of severance and related personnel expenses and $6.2 million of restructuring related other SG&A expenses in the nine months ended September 30, 2024. These expenses were both associated with our 2024 Restructuring Program.

Global Forwarding Segment Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	% change	2025	2024	% change
Total revenues	$786,347	$1,141,190	(31.1)%	$2,359,035	$2,921,050	(19.2)%
Costs and expenses:
Purchased transportation and related services	594,592	906,554	(34.4)%	1,795,071	2,322,302	(22.7)%
Personnel expenses	92,507	92,419	0.1%	268,295	279,077	(3.9)%
Other selling, general, and administrative expenses	50,227	54,102	(7.2)%	152,375	159,022	(4.2)%
Total costs and expenses	737,326	1,053,075	(30.0)%	2,215,741	2,760,401	(19.7)%
Income from operations	$49,021	$88,115	(44.4)%	$143,294	$160,649	(10.8)%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change
Average employee headcount	4,245	4,552	(6.7)%	4,380	4,714	(7.1)%
Service line volume statistics
Ocean			(7.0)%			(3.5)%
Air			(10.0)%			(11.0)%
Customs			(1.5)%			—%

Adjusted gross profits(1)
Ocean	$110,276	$163,272	(32.5)%	$333,436	$392,757	(15.1)%
Air	34,941	33,143	5.4%	101,229	93,790	7.9%
Customs	36,364	28,266	28.6%	98,398	81,015	21.5%
Other	10,174	9,955	2.2%	30,901	31,186	(0.9)%
Total adjusted gross profits	$191,755	$234,636	(18.3)%	$563,964	$598,748	(5.8)%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended September 30, 2025, Compared to the Three Months Ended September 30, 2024
Total revenues and direct costs. Global Forwarding total revenues and direct costs decreased significantly in the third quarter of 2025 compared to the third quarter of 2024. This decrease was primarily attributable to significantly lower pricing and purchased transportation costs in ocean services, along with reduced volumes in all services. In the third quarter of 2024, ocean freight rates were elevated due to the volatile market conditions driven by re-routing and extended transit times caused by the Red Sea conflict, along with increasing challenges related to port worker strikes, equipment shortages, and worsening port congestion. These issues combined with traditional peak season volumes and severe weather events, significantly elevated ocean freight rates and purchased transportation costs in the third quarter of 2024. Market conditions in the third quarter of 2025 continued to be volatile driven by the evolving tariff landscape. Despite this volatility, market conditions have largely stabilized driven by excess capacity and weak consumer sentiment contributing to sluggish ocean freight volumes driving ocean freight rates significantly lower in the third quarter of 2025.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits decreased in the third quarter of 2025 driven by significantly lower adjusted gross profit per shipment in ocean freight services, along with reduced volumes in all services. The decrease in adjusted gross profit per shipment in ocean services was driven by the significant reduction in market pricing in the third quarter of 2025 compared to the third quarter of 2024. This decrease was partially offset by an increase in customs driven by higher duty advance fees, reflecting elevated global tariff rates.
Operating expenses. Personnel expenses increased slightly driven by an increase in severance and related personnel expenses related to our 2025 Restructuring Program which were offset by decreases from cost optimization efforts and productivity improvements, including lower average employee headcount, in addition to lower incentive compensation. Global Forwarding other SG&A expenses decreased driven by lower claims expense.

In addition to the above, Global Forwarding personnel expenses for the third quarter of 2025 included $8.4 million of severance and related personnel expenses. We also incurred $0.1 million in other SG&A expenses the third quarter of 2025. These expenses were both associated with our 2025 Restructuring Program. Personnel expenses for the third quarter of 2024 included $0.5 million of severance and related personnel expenses. We also incurred $0.9 million in other SG&A expenses in the third quarter of 2024. These expenses were both associated with our 2024 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our restructuring programs.
Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024
Total revenues and direct costs. Global Forwarding total revenues and direct costs decreased, driven by significantly lower pricing and purchased transportation costs in ocean services, as well as volume declines in both ocean and air freight services. In the nine months ended September 30, 2024, ocean freight rates were elevated driven by persistent market disruptions, including the Red Sea conflict, which strained capacity and led to re-routing and extended transit times. These conditions along with port worker strikes, equipment shortages, worsening port congestion, and severe weather events all contributed to elevated ocean freight rates in the nine months ended September 30, 2024. While similar capacity constraints persisted during the nine months ended September 30, 2025, the period has also experienced volatility driven by the evolving tariff landscape. This volatility led to short-lived spikes in demand and pricing although elevated capacity levels and weak consumer sentiment have ultimately driven down ocean freight rates and purchased transportation costs in the nine months ended September 30, 2025.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits decreased driven by lower adjusted gross profit per shipment in ocean services and reduced volumes in both ocean and air freight services. The decline in adjusted gross profit per shipment in ocean services was driven by excess capacity and weak consumer sentiment, which contributed to sluggish industry volumes in the nine months ended September 30, 2025. This compared to elevated adjusted gross profit per shipment in the nine months ended September 30, 2024 due to the disruptions facing the global forwarding market in the prior year. Partially offsetting the decline was an increase in customs adjusted gross profits driven by higher duty advance fees reflecting elevated global tariff rates in the nine months ended September 30, 2025.
Operating expenses. Personnel expenses decreased driven by cost optimization efforts and productivity improvements, including lower average employee headcount, in addition to lower incentive compensation. Other SG&A expenses decreased with reductions across several expense categories, most notably lower claims expense.
In addition to the above, Global Forwarding personnel expenses for the nine months ended September 30, 2025 included $11.0 million of severance and related personnel expenses. We also incurred $0.1 million in other SG&A expenses the nine months ended September 30, 2025. These expenses were both associated with our 2025 Restructuring Program. Personnel expenses for the nine months ended September 30, 2024 included $5.9 million of severance and related personnel expenses. We also incurred $2.4 million of other SG&A expenses in the nine months ended September 30, 2024. These expenses were both associated with our 2024 Restructuring Program.
All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	% change	2025	2024	% change
Total revenues	$384,805	$568,834	(32.4)%	$1,208,753	$1,694,411	(28.7)%
Loss from operations	(1,063)	(56,763)	(98.1)%	(10,226)	(74,071)	(86.2)%

Adjusted gross profits(1)
Robinson Fresh	40,195	36,708	9.5%	122,243	110,327	10.8%
Managed Solutions	29,988	27,949	7.3%	86,841	85,637	1.4%
Other Surface Transportation	—	15,296	(100.0)%	4,637	48,248	(90.4)%
Total adjusted gross profits	$70,183	$79,953	(12.2)%	$213,721	$244,212	(12.5)%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.

Three Months Ended September 30, 2025, Compared to the Three Months Ended September 30, 2024
Total revenues and direct costs. Total revenues and direct costs decreased driven by the divestiture of our Europe Surface Transportation business on February 1, 2025. Refer to Note 14, Divestitures, for further discussion related to the divestiture of our Europe Surface Transportation business. Additionally, total revenues and direct costs in our Robinson Fresh business decreased driven by lower average pricing with our retail customers.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased due to an increase in integrated supply chain solutions for foodservice customers. Managed Solutions adjusted gross profits increased due to an increase in freight under management. Other Surface Transportation adjusted gross profits decreased as a result of the divestiture of our Europe Surface Transportation business.
Restructuring, lease impairment charge, and divestiture expenses. All Other and Corporate personnel expenses in the third quarter of 2025 included $0.1 million of severance and related personnel expenses associated with our 2025 Restructuring Program. Other SG&A expenses also included net favorable post-closing working capital adjustments of $0.2 million resulting from the divestiture of our Europe Surface Transportation business.
Personnel expenses in the third quarter of 2024 included $1.2 million of severance and related personnel expenses primarily associated with our 2024 Restructuring Program. We also incurred $57.1 million of other SG&A expenses in the third quarter of 2024 that included a $57.0 million loss related to the divestiture of our Europe Surface Transportation business. Refer to Note 13, Restructuring, for further discussion related to our 2025 and 2024 Restructuring Programs. Refer to Note 14, Divestitures, for further discussion related to the divestiture of our Europe Surface Transportation business.
Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024
Total revenues and direct costs. Total revenues and direct costs decreased driven by the divestiture of our Europe Surface Transportation business on February 1, 2025. Partially offsetting this decrease in total revenues was an increase in total revenues in our Robinson Fresh business driven by higher volumes from retail and foodservice customers.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased due to an increase in integrated supply chain solutions for retail and foodservice customers. Managed Solutions adjusted gross profits increased driven by an increase in freight under management. Other Surface Transportation adjusted gross profits decreased as a result of the divestiture of our Europe Surface Transportation business.
Restructuring, lease impairment charge, and divestiture expenses. Personnel expenses in the nine months ended September 30, 2025, included $1.9 million of severance and related personnel expenses associated with the divestiture of our Europe Surface Transportation business and our 2025 Restructuring Programs. We incurred $1.4 million in other SG&A expenses in the nine months ended September 30, 2025 related to the divestiture of our Europe Surface Transportation business. We also incurred $6.3 million of other SG&A expenses in the nine months ended September 30, 2025 resulting from an impairment charge on our Kansas City regional center lease resulting from the execution of a sublease agreement on a portion of the building.
Personnel expenses in the nine months ended September 30, 2024, included $5.4 million of severance and related personnel expenses associated with our 2024 Restructuring Program. We also incurred $60.6 million of other SG&A expenses in the nine months ended September 30, 2024, that included a $57.0 million loss related to the divestiture of our Europe Surface Transportation business.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (in thousands):

Description	Carrying Value as of September 30, 2025	Borrowing Capacity	Maturity
Revolving credit facility	$—	$1,000,000	November 2027
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables Securitization Facility(1)	260,599	500,000	August 2027
Senior Notes(1)	597,551	600,000	April 2028
Total debt	$1,183,150	$2,425,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.
We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, share repurchases or other investments.
Cash and cash equivalents totaled $136.8 million as of September 30, 2025, and $145.8 million as of December 31, 2024. Cash and cash equivalents held outside the United States totaled $135.3 million as of September 30, 2025, and $134.0 million as of December 31, 2024.
We prioritize our investments to grow our market share and expand globally in key industries, trade lanes, and geographies, and to digitize our customer, carrier, and internal tools to support our organic growth. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Sources (uses) of cash:
Cash provided by operating activities	$609,105	$241,154

Capital expenditures	(54,861)	(59,099)
Proceeds from divestiture	27,737	—
Cash used for investing activities	(27,124)	(59,099)

Repurchase of common stock	(240,257)	—
Cash dividends	(227,053)	(220,256)
Net payments on debt	(195,000)	(20,000)
Other financing activities	54,094	56,012
Cash used for financing activities	(608,216)	(184,244)
Effect of exchange rates on cash and cash equivalents	6,534	(653)
Net change in cash and cash equivalents, including cash and cash equivalents classified within assets held for sale	$(19,701)	$(2,842)
Cash flows from operating activities. In the prior year, cash flows from operating activities were negatively impacted by increasing ocean freight rates resulting in a significant increase in net operating working capital. In the current year, our improved net income and rapidly declining ocean freight rates drove a significant improvement in cash flows provided by operating activities in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. We continue to closely monitor credit and collections activities and the quality of our accounts receivable balance to minimize risk as well as work with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.

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
Cash flows from financing activities. Net cash used for financing activities increased significantly in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, driven by an increase in cash returned to shareholders and payments on outstanding borrowings. In the nine months ended September 30, 2025 we resumed share repurchases under our board authorization and increased our annual dividend to shareholders. Despite the increase in cash returned to shareholders our strong cash flow from operations allowed us to reduce our outstanding borrowings on debt.
The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions. Over the long term, we remain committed to our quarterly dividend and share repurchases to enhance shareholder value. On October 28, 2025, the Board of Directors approved an additional $2.0 billion of authorization under the company’s share repurchase program. The stock repurchase program does not obligate the company to acquire any amount of common stock and shall expire or terminate at the Board's discretion; however, the company currently expects to execute the share repurchase program over a period of approximately three years. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. .
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
As of September 30, 2025, we were in compliance with all of the covenants under our debt agreements.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Refer to Note 1, Basis of Presentation, contained in this Quarterly Report for a discussion of recently issued accounting pronouncements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the company's 2024 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of September 30, 2025, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the company’s 2024 Annual Report on Form 10-K for a discussion on the company’s market risk. As of September 30, 2025, there were no material changes in market risk from those disclosed in the company’s 2024 Annual Report on Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act)

as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
(b) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about company purchases of common stock during the quarter ended September 30, 2025:

	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2025 - July 31, 2025	288,717	$99.16	270,000	5,138,130
August 1, 2025 - August 31, 2025	678,851	123.95	673,100	4,465,030
September 1, 2025 - September 30, 2025	21,591	131.44	15,000	4,450,030
Third Quarter 2025	989,159	$116.88	958,100	4,450,030
________________________________
(1) The total number of shares purchased based on trade date includes: (i) 958,100 shares of common stock purchased under the authorization described below; and (ii) 31,059 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(2) In December 2021, the Board of Directors increased the number of shares authorized for repurchase by 20,000,000 shares. As of September 30, 2025, there were 4,450,030 shares remaining for future repurchases. Repurchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.
On October 28, 2025, the Board of Directors approved an additional $2.0 billion of authorization under the company’s share repurchase program. The stock repurchase program does not obligate the company to acquire any amount of common stock and shall expire or terminate at the Board's discretion.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Except as follows, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K during the three months ended September 30, 2025:
On August 18, 2025, Michael J. Short, our President of Global Freight Forwarding, adopted a prearranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act, for the sale of shares of our common stock. Mr. Short’s Rule 10b5-1 plan was entered into during an open trading window according to the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Short’s Rule 10b5-1 plan provides for the potential sale of up to 34,335 shares of our common stock, so long as the market price of our common stock is higher than the certain minimum threshold prices specified in Mr. Short’s Rule 10b5-1 plan, between December 31, 2025 and April 30, 2026.
ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this Quarterly Report:

10.1
Fifth Amendment to the Receivables Purchase Agreement, dated August 12, 2025 by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, and the various conduit purchasers, committed purchasers and purchaser agents, and administrative agent (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on August 12, 2025).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended September 30, 2025, formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the company for the period ended September 30, 2025, formatted in Inline XBRL (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2025.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ David P. Bozeman
David P. Bozeman
Chief Executive Officer

By:	/s/ Damon J. Lee
Damon J. Lee
Chief Financial Officer