Form 10-K
period 2025-12-31
C. H. ROBINSON WORLDWIDE, INC.
filed 2026-02-13
CIK 1043277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2025, was $11,317,245,827 (based upon the closing price of $95.95 per common share on that date as quoted on The Nasdaq Global Select Market).
As of February 11, 2026, the number of shares outstanding of the registrant’s common stock, par value $0.10 per share, was 118,620,833.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its 2026 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III.

C.H. ROBINSON WORLDWIDE, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2025

PART I
ITEM 1. BUSINESS
Overview
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest global logistics providers in the world, with consolidated total revenues of $16.2 billion in 2025. As a leader in Lean artificial intelligence (“AI”) supply chains, we deliver logistics like no one else. For more than a century, companies everywhere have looked to us to reimagine how goods move. We deliver tailored solutions across the world via truckload, less-than-truckload, ocean, air, and more. With our unique combination of human insight and Lean AI working as one, supply chains move faster, smarter, and more sustainably.
Operating throughout North America, Europe, Asia, Oceania, South America, and the Middle East, we help ensure the seamless delivery of goods across industries and continents. Our global suite of multimodal logistics services brings together the expertise of our people with custom technology differentiated by one of the largest datasets on shipments, routings, and carriers in the world.
The Robinson Operating Model is the foundation of our strategy, execution, and accountability throughout the organization. Rooted in Lean principles, it’s a disciplined approach to continuous improvement, driving operational effectiveness that allows us to deliver greater value to our customers. Accelerated speed in decision-making allows us to more quickly identify and pursue opportunities. Rigorous measurement allows for more strategic problem-solving and course correction.
We apply that same rigor to our innovation. Lean AI is our unique and disciplined method of applying artificial intelligence, at scale, to achieve tangible business results. Our innovations with AI, machine learning, and data science benefit our customers, contract carriers, and employees and help power our growth strategy. We have expanded the use of generative and agentic AI in our industry, creating proprietary technology to perform work that defied automation for decades. Our customers get better service, faster speed-to-market and more cost savings. The contract carriers in our network get hyper-customized load recommendations and optimized appointment times for pickup and delivery, helping them run their businesses more efficiently. AI also frees our people from repetitive, mundane tasks so they can focus on more strategic work. Our enhancements to our dynamic costing and pricing models are key contributors to expanding our operating margins and growing volume and market share.
Our proprietary technology connects 75,000 customers and 450,000 contract carriers. We work closely with a global network of transportation companies, including motor carriers, railroads, and ocean and air carriers. We utilize those relationships to efficiently and cost-effectively arrange the transport of our customers’ freight. In 2025, our customers trusted us to manage approximately 37 million shipments and $23 billion in freight. As an integral part of our transportation services, we also provide a wide range of value-added logistics services, such as freight consolidation, drop trailer, cross-border logistics, customs brokerage and trade compliance, supply chain consulting and design, and fully managed third-party logistics (“3PL”) and fourth-party logistics (“4PL”) solutions.

Our global team of supply chain experts, differentiated technology, and integrated product portfolio across ocean, air, rail, and truck shipping bring unique value to the marketplace. Our global perspective across all links in the supply chain is critical in supporting shippers through market volatility and global supply chain disruptions.
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
In November 2024, we launched C.H. Robinson Managed Solutions™ to address a growing gap in the marketplace for shippers wanting seamless access to 4PL services, 3PL managed transportation, and transportation management system (“TMS”) technology from one provider. Consulting services, logistics optimization, and day-to-day logistics management services formerly offered through our TMC division are now offered through Managed Solutions.
Other Surface Transportation revenues were primarily earned by our Europe Surface Transportation operating segment. Europe Surface Transportation provided transportation and logistics services, including truckload and LTL transportation services, across Europe. The sale of our Europe Surface Transportation business was announced in July 2024 and closed in February 2025.
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
We provide the following transportation and logistics services:
•Truckload: Through our contracts with motor carriers, we have access to dry vans, temperature-controlled vans, flatbeds, and bulk capacity. Through the use of our proprietary Navisphere® platform, we connect our customers with contracted motor carriers that specialize in their transportation lanes and product types, and we help contracted motor carriers optimize the use of their equipment.
•LTL: LTL transportation involves the shipment of single or multiple pallets of freight. We primarily focus on shipments of a single pallet or larger, although we handle any size shipment. Through our contracts with motor carriers and the use of Navisphere, we consolidate freight and freight information to provide our customers with a single source of freight visibility. In many instances, we consolidate partial shipments for several customers into full truckloads.
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
Customers communicate their freight needs, typically on an order-by-order basis, to the C.H. Robinson team responsible for their account, either directly or through highly automated connections established between Navisphere and the customers’ transportation management system. The C.H. Robinson team then ensures all necessary information regarding each shipment is available in Navisphere. We use the information from Navisphere and other available sources to select the best contracted carrier based on factors such as their service score, equipment availability, freight rates, and other relevant factors.
Once the contracted carrier is selected, we receive the contracted carrier’s commitment to provide the transportation. During the time when a shipment is executed, we connect frequently with the contracted carrier to track the status of the shipment to meet the unique needs of our customers.

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
As a result of our logistics expertise, our technology, our global suite of services, and integrated modes of transportation, some of our customers have us handle all, or a substantial portion, of their freight transportation needs. Our dynamic costing and pricing models assist our employees in pricing our services to provide a profit to us for the totality of services performed for the customer. Our services to the customer may be priced on a spot market, or transactional basis, or prearranged contractual rates. Most of our contractual rate commitments are for one year or less and allow for renegotiation. As is typical in the transportation industry, most of these contracts do not include specific volume commitments. When we enter into prearranged rate agreements for truckload services with our customers, the underlying linehaul portion of the rate is usually accompanied by a fuel surcharge agreement that allows for fuel to primarily be a pass-through cost.
We purchase most of our truckload services from our contracted truckload carriers on a spot market, or transactional basis, even when we are working with the customer on a contractual basis. In some cases, we may get advance commitments from one or more contracted motor carriers to transport contracted shipments for the length of our customer contract or to provide transportation services within dense transportation lanes. In those cases where we have prearranged rates with contracted motor carriers, there is typically a calculated fuel surcharge based on a mutually agreed-upon formula.
While providing day-to-day transportation services, our employees often identify opportunities for additional logistics services as they become more familiar with our customers’ daily operations and the nuances of our customers’ supply chains. We offer a wide range of logistics services on a global basis that reduce or eliminate supply chain inefficiencies. We analyze customers’ transportation rate structures, modes of shipping, and carrier selection. We identify opportunities to consolidate shipments and centralize purchase order management for cost savings. We suggest ways to improve operating and shipping procedures and manage claims. We help customers minimize storage through transloading, crossdocking, drop trailer, and other flow-through operations. Many of these services are provided in connection with providing the freight transportation, based on the nature of the customer relationship. Our breadth of value-added services also includes supply chain consulting and design, analytics, customs brokerage and compliance, project logistics, warehousing, and cargo insurance—for which we are usually paid separately.
We have broadened our relationship with many of our customers by emphasizing integrated logistics solutions, resulting in our management of a greater portion of their supply chains. We often serve our customers through specially created teams and through multiple locations. Our transportation and logistics services are provided to numerous international customers through our worldwide network.
Transportation services accounted for approximately 95 percent of adjusted gross profits in 2025, 2024, and 2023. Adjusted gross profits is a non-GAAP financial measure calculated as total revenues less the total of purchased transportation and related services and the cost of purchased products sourced for resale. For additional information, see Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The table below shows our adjusted gross profits by transportation mode, for the years ended December 31 (in thousands):

	2025	2024	2023	2022	2021
Truckload	$1,052,281	$1,072,691	$1,039,079	$1,561,310	$1,280,629
LTL	609,736	572,169	550,373	632,116	523,365
Ocean	432,874	519,970	420,883	729,839	711,223
Air	136,695	135,901	123,470	198,166	225,286
Customs	132,776	107,480	97,096	107,691	100,539
Other Logistics Services	224,279	225,599	255,735	251,547	210,958
Total	$2,588,641	$2,633,810	$2,486,636	$3,480,669	$3,052,000

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
Our sourcing services include inventory forecasting and replenishment, brand management, and category development services. We have various national and regional branded-produce programs, including both proprietary brands and nationally licensed brands. These programs contain a wide variety of high quality, fresh bulk, and value-added fruits and vegetables. These brands have expanded our market presence and relationships with many of our retail customers. We have also instituted quality assurance and monitoring programs as part of our branded and preferred grower programs. Sourcing accounted for approximately five percent of our adjusted gross profits in 2025, 2024, and 2023.
Customer Relationships
We work to establish long-term relationships with our customers and increase the amount of business done with each customer by providing them with a full range of logistics services and people on whom they can rely. During 2025, we served 75,000 customers worldwide, ranging from Fortune 100 companies to small businesses in a wide variety of industries. During 2025, our largest customer accounted for approximately two percent of our consolidated total revenues. The number of customers we served worldwide declined from 83,000 in 2024 driven by the sale of our Europe Surface Transportation business.
We seek additional business from existing customers and pursue new customers based on our knowledge of the marketplace, our unique information advantage, and the range of logistics services we can provide. We believe our account management disciplines, expertise, tailored solutions, and technology enable our employees to better serve our customers by combining a broad knowledge of logistics and market conditions with a deep, data-driven understanding of the specific supply chain issues facing individual customers and specific industries.
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
•Global suite of services: A wide and integrated selection of services and products, supported by regional and local expertise, provide our customers with consistent capacity and service levels;
•Scale: Our customers leverage our significant capacity, broad procurement options, global data insights, and substantial shipment volumes for better efficiency, service, and marketplace advantages;
•Lean AI, data, and technology: The combination of our expertise, scale, and tailored solutions gives our technology an edge. We have one of the largest datasets of shipments, routings, and carriers in the world. Generative AI and agentic AI are especially powerful in our hands, helping us unlock the value in our vast amount of data and create new proprietary technology that leads the industry forward. We use our data, data scientists, and data analysts to drive smarter solutions and products for our customers. Our proprietary Navisphere platform provides agility, flexibility, global visibility, easy integration, broad connectivity, and advanced security;
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
Proprietary Information Technology and Intellectual Property
Our technology is driving digital transformation in our industry and brings the value of Lean AI, machine learning, data science, and analytics to our customers to help solve their most complex logistics challenges. With approximately 800 technologists across product, data, engineering, and AI, we continue to make smart, talent-focused investments globally in this critical area and continue to build the next generation of tools and processes that are creating smarter, faster, better supply chains.
Using large language models, generative AI, and agentic AI, we have created proprietary technology that automates steps across the lifecycle of a shipment: from giving customers a price quote, to processing orders, to setting appointments for pickup and delivery. Transactions are performed in seconds, giving customers greater efficiency, speed-to-market, and cost savings while improving employee productivity, as measured by shipments per person per day.
Our fleet of more than 30 AI agents is integrated with Navisphere, our global, multimodal transportation management system. Navisphere is essential for serving our customers and contract carriers and for managing our business. Most of our global network operates on Navisphere, using it to match customer needs with supplier capabilities, to collaborate, and to access centralized support resources to complete all facets of a transaction. In 2025, we managed approximately 37 million shipments for 75,000 customers utilizing the more than 450,000 contract carriers on our platform.
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
Navisphere gives customers one place to purchase, manage, and track their freight transportation around the world. It allows them to communicate worldwide with parties in their supply chain across languages, currencies, and continents. It also offers sophisticated analytics, visibility, and data-driven tools to improve supply chain performance and meet increasing customer demands, including the following:
•Our advanced analytics tools use data science to turn customers’ raw freight data into valuable insights, surfacing trends in transportation performance and spend that can be used for decision-making in real time or over time. Analysis is provided down to the shipment and order level.
•Our advanced visibility tools allow our customers to see their freight across all modes and services globally in a single view. Details of shipment contents, shipment status, disruptions to shipments, and resulting adjustments to estimated time of arrival using AI are provided for the customer to manage their supply chain exceptions. Collaboration, intelligent notifications, and performance scorecards allow customers to manage their supply chain and identify inefficiencies.
•Navisphere Optimizer™ helps customers minimize the travel time, distance, and total miles of their freight, while maximizing their trailer utilization and savings. It is used during the transportation planning process and dynamically selects the right route with the right mode and right carrier on the right day.
Navisphere is also integrated into 44 third-party transportation management systems and/or enterprise resource planning systems, allowing our Dynamic Pricing Engine to directly deliver real-time quotes to customers when they have freight to be picked up or delivered. This eliminates the need for our customers to shop around and provides them an automated solution.
Enhancements to our dynamic costing and pricing models allow us to react to market signals more quickly and accurately. Through a combination of more inputs, an upgraded algorithm, and greater configurability, these proprietary data science models serve to optimize our purchasing of shipping capacity and the price we offer our customers.
Navisphere Carrier provides contracted motor carriers access to the functionality necessary to efficiently manage their relationships with C.H. Robinson. Contracted motor carriers can search and book available freight, provide online status updates, keep track of receivables, and upload scanned documentation. Many of our contracted motor carriers’ favorite features of Navisphere Carrier are also available through our Navisphere Carrier mobile application for Android® and iOS® mobile operating systems.
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
Relationships with Transportation Providers
We continually work on establishing contractual relationships with qualified transportation providers that meet both our and our customers’ service requirements to provide dependable services, favorable pricing, and available capacity during periods when demand for transportation equipment is greater than the supply. We own very little transportation equipment and do not employ the people directly involved with the delivery of our customers’ freight, so these relationships are critical to our success.

In 2025, more than 450,000 transportation providers were on our platform, the vast majority of which are contracted motor carriers. To strengthen and maintain our relationships with contracted motor carriers, our employees regularly communicate with them and try to assist them by increasing their equipment utilization, reducing their empty miles, and repositioning their equipment. To make it easier for contracted motor carriers to work with us, we send hyper-customized load recommendations to them directly, give them simple tools to make offers and instantly book loads, and provide financial services that make it easier to get paid. For those contracted motor carriers that would like to be paid faster than our standard terms, we offer cash advances of up to 60 percent upon picking up a load and, in exchange for a discount, expedited final payment upon proof of delivery.
Contracted motor carriers provide us access to dry vans, temperature-controlled vans, flatbeds, and bulk capacity. These contracted motor carriers are of all sizes, including owner-operators of a single truck, small and mid-size fleets, private fleets, and the largest national trucking companies. Consequently, we are not dependent on any one contracted motor carrier. In 2025, our largest truck transportation provider was less than one percent of our total cost of transportation, and contracted motor carriers that had fewer than 100 trucks transported approximately 72 percent of our truckload shipments. Every U.S. and Canadian motor carrier we do business with is required to execute a contract that establishes the motor carrier is acting as an independent contractor. At the time the contract is executed, and thereafter, through subscriptions with a third-party service, we confirm that each U.S. contracted motor carrier is properly licensed and insured, has the necessary federally issued authority to provide transportation services, and can provide the necessary level of service on a dependable basis. Our motor carrier contracts require the contracted motor carrier to issue invoices only to, and accept payment solely from, us for the shipments they transport under their contract with us and allow us to withhold payment to satisfy previous claims or shortages. Our standard contracts do not include volume commitments, and typically, the initial contract rate is modified each time we confirm an individual shipment with a contracted motor carrier.
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
Human Capital

At C.H. Robinson, our employees connect the world and power our transformation, creating value for our customers and contract carriers today and anticipating what they will need next. They are supply chain experts and problem solvers who act as strategic partners, leveraging scale, data, and expertise to solve challenges in global supply chains. Customers and carriers consistently identify our people as a key differentiator, citing the expertise that enables us to deliver speed, simplicity, quality, and clarity in every interaction.

Our employees bring our enterprise strategy and the Robinson Operating Model to life through The Robinson Way, a culture framework that aligns our purpose, customer promise, and behavioral advantages (Authentic, Persistent, Accountable, Curious, United). This framework emphasizes delivering exceptional service and high value through our expertise, scale, and tailored solutions while embracing innovation and continuous improvement. The Robinson Way provides clarity on how every role contributes to our success and inspires a sense of purpose and direction in a rapidly evolving supply chain landscape. It reinforces forging lasting relationships with integrity and respect; committing to executional excellence; owning successes and failures; challenging the status quo; and working together to raise the bar through smarter, faster, and simpler ways of working. This framework aligns employees with the company’s strategic goals and creates a high-performance culture of engagement, recognition, and continuous improvement, enhancing career growth and job satisfaction while driving innovation and speed.

We attract, retain, and reward exceptional talent through a performance culture grounded in purpose and a commitment to career development, growth, and innovation. As a service company, success depends on creating an environment where people are empowered to succeed, grow, and innovate.

We are a global company with a large and varied customer and contract carrier base. We work with 75,000 customers across a wide variety of industries, with 450,000 contract carriers on our platform. As of December 31, 2025, we had a total of 11,855 employees in 37 countries. Our employees speak 70 languages and encompass four generations in the workplace. Our success depends on a workforce that reflects the communities where we live and work—and the diversity of our customers and contract carriers. This alignment strengthens relationships and drives meaningful impact across the global supply chain. We harness the unique perspectives, skills, and experiences of our global network of supply chain experts to fuel innovation, strengthen collaboration, and build a team positioned to win in a rapidly changing market. This approach delivers smarter solutions for customers, contract carriers, and growers, creating a competitive edge in attracting and retaining top talent.
Oversight and Governance

Our Board of Directors and Talent and Compensation Committee oversee our human capital management efforts. They receive regular updates from our Chief Human Resources and Environmental, Social, and Governance (“ESG”) Officer on key talent strategy initiatives, success measurements, and other relevant matters including hiring, retention, culture, employee engagement, succession planning, leadership, compensation, and benefits.
Our People

Our global workforce includes 11,855 employees and 761 contingent workers, as presented below. We have 9,899 network employees, while the remaining employees support functions such as Advanced Analytics and Data Science, Communications and Marketing, Finance, Human Resources, Legal, Product, and Technology and Engineering. Among our employees, 99 percent work full-time hours.
The following table illustrates our employee count by global region as of December 31, 2025:

	North America	Europe	Asia and the Middle East	Oceania	South America	Total
Network employees	7,305	812	1,249	313	220	9,899
Shared services employees	1,448	271	193	18	26	1,956
Total Employees	8,753	1,083	1,442	331	246	11,855
Contingent workers	642	5	78	9	27	761

Talent Acquisition, Engagement, and Retention
C.H. Robinson attracts, engages, and retains top talent by combining our reputation for supply chain expertise with advanced technology, meaningful career opportunities, and a high performance culture grounded in innovation, continuous improvement, and inclusion. We use data-driven recruitment strategies and targeted marketing to strengthen our talent brand and drive a high-quality pipeline of candidates aligned with our strategic goals. We seek individuals who embody our behavioral advantages while demonstrating adaptability, collaboration, and a passion for solving complex challenges with speed, simplicity, quality and clarity.
Lean AI and how our people leverage it, is a key part of how we’re building a smarter and faster C.H. Robinson. Lean AI has become a talent differentiator, starting with the hiring process. We explore how candidates leverage AI during interviews to help us identify continuous learners and innovators. We then put Lean AI technology in the hands of our employees and are investing in the development of critical skills to make their work efficient and allow them to deliver more impact. Lean AI is rapidly accelerating how our people solve problems, drive growth, and deliver more value to our customers and carriers. Our strategy and operating model are the engine, and Lean AI is our accelerator. Together, they help us solve problems, drive growth, and deliver more value to our customers and carriers.
Our employee turnover ratio in 2025, which is calculated as the number of employees who departed in the 12 months ended December 31, 2025, divided by the average number of employees in the 12 months ended December 31, 2025, was 19 percent. We actively drive retention by focusing on top drivers for our employees, including compensation, work-life balance, and career growth opportunities. This has enabled us to maintain a voluntary turnover rate of 11 percent, lower than companies of similar size and industry.
We regularly survey our employees and engage in focus groups to better understand what they value and how we can continuously enhance their experience. Our 2025 engagement survey generated a 76 percent engagement score. Survey feedback underscores that our employees are aligned with our strategic direction, committed to continuous improvement, ready to learn and work with AI tools, and trust our leaders to guide them through change.
Onboarding and Development
We grow and develop leaders and employees by offering opportunities for early-career talent and seasoned experts to work on complex, strategic projects that shape global supply chains and deliver value for some of the world’s largest companies. Our talent model prioritizes developing talent and leaders and building expertise, recognizing that experience, knowledge, and relationships compound over time to drive innovation and competitive advantage.
We take a strategic approach to developing great leaders, leveraging our scale, global footprint, and deep relationships to create leaders who can navigate complexity and deliver with speed, simplicity, and clarity. At C.H. Robinson, 79 percent of our people leaders have been with us for more than five years, and over half for more than 10 years, a testament to our commitment to career growth and retention. We identify strong talent early and use a defined success profile to illustrate what excellence looks like at C.H. Robinson. We use data driven insights to measure leadership effectiveness and optimize performance through our operating model, technology tools, and culture, ensuring our employees are supported by strong, knowledgeable leaders.
Our onboarding process provides employees with clarity on our culture, strategy, and growth opportunities. It includes training on our operating model, proprietary technology systems, customer service philosophy, and differentiating behaviors. Onboarding is followed by on-the-job training and ongoing performance and development conversations to reinforce learning and accelerate growth.
Throughout their careers, employees have access to a digital learning platform that supports continuous development through a variety of in-person and virtual leadership development and skill-building programs. Employees can explore career paths through an online resource center that provides resources for performance, development, and recognition, empowering them to own their growth journey.
Wellness, Benefits, and Compensation
At C.H. Robinson, we take a comprehensive view of supporting our employees’ health and wellbeing. Our total rewards strategies support employees’ health, wealth, and self, incorporating market-competitive pay and comprehensive benefit programs for all global employees.
We are committed to creating and maintaining a safe and secure workplace for all employees. Our safety efforts across divisions and regions are united by the warehouse environmental, health, and safety policy, which is publicly available in the company’s global Code of Ethics.

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
Our compensation programs are designed to align with company goals and drive sustainable, profitable growth. Incentives are performance-based and emphasize an ownership mentality, rewarding employees for delivering customer value, growing market share, and expanding margins. Enterprise bonus plans use financial measures tied to strategic priorities, and compensation incorporates individual, team, and enterprise performance for accountability and consistency. For customer-facing roles, incentives balance volume and margin. Increased compensation transparency strengthens the link between pay and performance and provides visibility into career opportunities.
Our equity program is an important part of how we stay competitive from a total compensation perspective, as it incentivizes and rewards leadership for sustained enterprise performance. In our equity program, we grant equity to about 11 percent of our employees. Additionally, 36 percent of eligible employees participate in our employee stock purchase plan. Both aspects contribute to our internal ownership being broad and deep. Refer to Note 6, Capital Stock and Stock Award Plans, to our consolidated financial statements for further discussion related to our equity award plan design.
Community Engagement
C.H. Robinson and the C.H. Robinson Foundation invest in organizations that support our people, strengthen our industry, and make a positive impact on communities around the globe. Our community engagement work is also a key part of our culture and how we engage and develop our people.
We provide support through grantmaking for our industry and communities, scholarship programs, disaster relief and humanitarian aid, and employee-driven philanthropy to support the organizations our people care about most.
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
The C.H. Robinson business model is based on finding efficiencies and reducing waste across supply chains. Our scope and scale, combined with our supply chain experts and advanced technology, position us to help our customers report and reduce emissions to meet sustainability-related goals and comply with associated regulations. We are also proud to have joined multiple industry coalitions that advance the scalability of infrastructure alongside the Smart Freight Centre, our peers, our shippers, and our contract carriers in 2025. The company’s Alternative Fuel Program is now available across all modes, providing shippers with access to alternative fuels or advanced technology around the world. Since the launch of our program, C.H. Robinson has logged more than 3 million miles on alternative fuels and electric vehicles.
Additionally, Robinson Fresh focuses on reducing waste through innovative technologies and sustainable packaging options across our product portfolio. Our proactive management of supply networks enables us to create more sustainable, efficient, and flexible supply chains that support both our customers’ needs and the long-term viability of fresh produce sourcing and the logistics industry.
We measure and report on our Scope 1, 2, and 3 emissions in our annual sustainability report, and disclose the results of climate scenario analysis through the company’s annual climate risk report, updated mid-year. In 2023, we announced the completion of our science-aligned, below 2°C goal to reduce our Scope 1 and 2 carbon intensity by 40 percent by 2025. Not only did we exceed our goal, but we were also proud to accomplish this work two years early. We expect to continuously evolve and improve our greenhouse gas reporting and management.
As a leader in our industry, we collaborate with non-profit and academic institutions on supply chain sustainability topics, including sponsorship of research and participation in working groups focused on innovation within the transportation industry.
Additional information about our human capital management and environmental sustainability initiatives, goals, and achievements are available in the sustainability report or climate risk report available on our website; however, neither the sustainability report nor the climate risk report are incorporated by reference in, and are not a part of, this Annual Report on Form 10-K.

Information about our Executive Officers
The Board of Directors designates the executive officers annually. Below are the names, ages, and positions of the executive officers as of February 13, 2026:

Name	Age	Position
David P. Bozeman	57	President and Chief Executive Officer
Dorothy G. Capers	64	Chief Legal Officer and Corporate Secretary
Michael Castagnetto	49	President of NAST
Angela K. Freeman	58	Chief Human Resources and ESG Officer
Damon Lee	48	Chief Financial Officer
Arun Rajan	57	Chief Strategy and Innovation Officer
Michael J. Short	55	President of Global Freight Forwarding
David P. Bozeman was named the President and Chief Executive Officer in June 2023. Prior to joining C.H. Robinson, Dave served as Vice President, Ford Customer Service Division, and Vice President, Enthusiast Vehicles, for Ford Blue of Ford Motor Company, an automobile manufacturer, a position he held since August 2022. Prior to joining Ford, Dave was Senior Vice President, Amazon Transportation Services of Amazon.com, Inc., an electronic commerce and cloud computing company, from February 2017 to August 2022. Dave previously held leadership positions of increasing responsibility at Caterpillar Inc. and Harley-Davidson, Inc. He currently serves on the board of directors for 3M Company, the Brookings Institution, and the Conservation Fund. Dave holds a Master of Science degree in Engineering Management from the Milwaukee School of Engineering and a Bachelor of Science degree in Manufacturing Design from Bradley University.

Dorothy G. Capers was named Chief Legal Officer and Corporate Secretary in May 2025. Prior to joining C.H. Robinson, Dorothy served as Senior Vice President and General Counsel at Xylem Inc., a global water technology company, from February 2022 to May 2025, and as Executive Vice President and Global General Counsel at National Express Group, a multinational transportation company, from March 2018 to March 2022. Earlier in her career, she held legal leadership roles at US Foods, Inc., and served as Deputy Corporation Counsel for the City of Chicago and as a prosecutor for the Cook County State’s Attorney’s Office. Dorothy currently serves on the Board of the Chicago State University Foundation. She holds a Juris Doctor degree from Howard University School of Law and a Bachelor of Arts degree from the University of Illinois.
Michael Castagnetto was promoted to President of NAST in February 2024. Prior executive and management positions with the company include NAST Vice President of Customer Success from January 2023 to January 2024, Robinson Fresh President, from January 2020 to December 2022 and other management roles of increasing responsibility since 2013. Prior to these roles, Michael held various customer-facing roles within the company. He began his career with C.H. Robinson through the company’s acquisition of FoodSource, Inc., in 2005. He is a board member of the Angel Foundation. He holds a Bachelor of Arts degree from Saint Mary’s College of California.
Angela K. Freeman was named Chief Human Resources Officer in January 2015, and in October 2019, also became ESG Officer. She additionally serves as the Chair of the Board of the C.H. Robinson Foundation. Prior to her current roles, she served as Vice President of Human Resources from August 2012 to December 2014 and Vice President of Investor Relations and Public Affairs from January 2009 to August 2012. Previous positions at C.H. Robinson include Director of Investor Relations and Director of Marketing Communications. In addition to her responsibilities at C.H. Robinson, Angela currently serves on the Board of Directors of the Aebi Schmidt Group, and on the Board of the University of North Dakota Alumni Association & Foundation. Prior to joining C.H. Robinson in 1998, Angela was with McDermott/O’Neill & Associates, a Boston-based public affairs firm. Angela holds a Bachelor of Arts degree and a Bachelor of Science degree from the University of North Dakota and a Master of Science degree from the London School of Economics.
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
Except for the historical information contained in this Form 10-K, the matters set forth in this document may be deemed to be forward-looking statements that represent our expectations, beliefs, intentions, or strategies concerning future events. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience or our present expectations, including, but not limited to, factors such as changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; fuel price increases or decreases, or fuel shortages; competition and growth rates within the global logistics industry that could adversely impact our profitability and ability to achieve our long-term growth targets; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; risks associated with seasonal changes or significant disruptions in the transportation industry; risks associated with identifying and completing suitable acquisitions; our dependence upon and changes in relationships with existing contracted truck, rail, ocean, and air carriers; risks associated with the loss of significant customers; risks associated with reliance on technology to operate our business, including reliance on third-party platforms and cybersecurity related risks; our ability to staff and retain employees; risks associated with operations outside of the United States; our ability to successfully integrate the operations of acquired companies with our historic operations or efficiently manage divestitures; climate change related risks; risks associated with our indebtedness; risks associated with interest rates; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with the potential impact of changes in government regulations, including environmental-related regulations; risks associated with the changes to income tax regulations; risks associated with the produce industry, including food safety and contamination issues; the impact of changes in political and governmental conditions; changes to our capital structure; changes due to catastrophic events; risks associated with the usage of AI technologies; and other risks and uncertainties, including those described in Item 1A, Risk Factors. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update these statements in light of subsequent events or developments.

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
•Decrease in volumes: A reduction in overall freight volumes in the marketplace may reduce our opportunities for growth. A significant portion of our freight is comprised of transactional or spot market opportunities. The market may be impacted by supply chain disruptions, overall economic conditions, or changes in trade policies such as tariffs. In addition, if a downturn in our customers’ business cycles causes a reduction in the volumes of freight shipped by those customers, particularly in the retail, food, beverage, automotive, industrial, manufacturing, housing, chemicals, or technology industries, our operating results could be adversely affected.
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
We face substantial industry competition, including impacts from technological disruption and automation adoption. We operate in an intensely competitive transportation and logistics industry, facing both traditional and non-traditional competitors, including asset-based carriers, third-party freight brokers, technology-driven matching platforms, internet freight brokers, carriers offering logistics services, and on-demand transportation providers. Customers may also choose to bring certain services in-house, and we often buy and sell transportation services from and to many of our competitors. Increased competition could reduce our market opportunities, create downward pressure on freight rates, and adversely affect our adjusted gross profits and income from operations. In some instances where we have entered into contract freight rates with customers, changes in market conditions could require us to provide transportation services at a loss.
The industry is undergoing rapid technological change, including the emergence of disruptive technologies and accelerated adoption of automation and AI. Competitors are leveraging advanced digital platforms, AI-driven freight matching, and automation to improve efficiency and reduce costs. If we fail to maintain the pace, scale, or quality of automation and AI adoption, we may be unable to achieve our strategic goals for operational efficiency and digital transformation. Inability to keep up with these advancements could increase our cost to serve customers, reduce productivity and negatively impact our ability to compete. Delays in implementing new systems or integrating emerging technologies into our workflows may also lead to higher operating expenses and missed opportunities for growth. If we cannot effectively respond to competitive pressures and technological disruption, our business, financial condition, and results of operations could be materially and adversely affected.
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
Our international operations subject us to operational, financial, and data privacy risks. We provide services within and between foreign countries on an increasing basis. Our business outside of the United States is subject to various risks, including:
•changes in tariffs, trade restrictions, trade agreements, and taxations. In 2025, the United States government made significant changes to our national trade policy, including imposing tariffs on certain goods imported into the United States. The tariffs impacted our Global Forwarding business in 2025, most significantly in the second quarter of 2025, with volatile market conditions causing global demand fluctuations and lower volumes. Changes in United States trade policy, including tariffs on certain imported goods, could continue to increase our costs and disrupt global supply chains. These actions, and any retaliatory measures by other countries, may lead to higher transportation costs and reduced demand, resulting in potential loss of freight volume. Additionally, heightened customs requirements could delay shipments and require significant internal resources, increasing operating expenses and negatively impacting our ability to serve customers efficiently. If we cannot mitigate these challenges, our business, financial condition, and results of operations could be materially affected;
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

•issues related to non-compliance with laws, rules, and regulations in the countries in which we operate including, among others, those promulgated by the United States Office of Foreign Assets Control (“OFAC”) related to sanctions and embargoes and the United States Foreign Corrupt Practices Act related to bribery and corruption. Failure to comply could result in reputational harm, substantial penalties, and operational restrictions; and
•global laws and regulations regarding the collection, use, processing, and transfer of personal information may impact our services by imposing restrictions on processing, increasing legal claim liability, and increasing regulatory scrutiny and fines. These requirements continue to evolve and vary by region and regime, which increases the risk of noncompliance and impacts operations, including additional expenses and resources necessary to manage compliant operations.
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
Our ability to appropriately staff and retain employees is important to our business model. Our continued success depends upon our ability to attract and retain motivated logistics professionals. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it may be more difficult to match our staffing level to our business needs. We cannot guarantee we will be able to continue to hire and retain a sufficient number of qualified personnel. In addition, macroeconomic factors impacting the labor market may result in higher costs to hire and retain qualified personnel. Because of our comprehensive employee training program, our employees are attractive targets for new and existing competitors. Our continued success depends significantly on our ability to develop talented employees and prepare them for leadership roles.
We use, and may continue to expand our use of, machine learning and AI technologies to deliver our services and operate our business. We leverage machine learning and AI technologies to enhance operational efficiency, automate processes, and improve the customer experience across our logistics platform. If we fail to successfully integrate AI into our platform and business processes, or if we fail to keep pace with rapidly evolving AI technological developments, including attracting and retaining talented AI developers, programmers, and cybersecurity personnel, we may face a competitive disadvantage. At the same time, the use or offering of AI technologies may result in new or expanded risks and liabilities, including enhanced government or regulatory scrutiny, litigation, privacy and compliance issues, ethical concerns, confidentiality, reputational harm, and security risks. It is not possible to predict all of the risks related to the use of AI, and changes in laws, rules, directives, and regulations governing the use of AI may adversely affect our ability to develop and use AI or subject us to additional legal liability. The cost of complying with laws and regulations governing AI could be significant and would increase our operating expenses, which could adversely affect our business, financial condition, and results of operations. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in efforts to further incorporate AI into our processes.
We derive a significant portion of our total revenues and adjusted gross profits from our largest customers. During 2025, our top 100 customers based on total revenue comprised approximately 40 percent of our consolidated total revenues and our top 100 customers based on adjusted gross profits comprised approximately 28 percent of our consolidated adjusted gross profits. Our largest customer comprised approximately two percent of our consolidated total revenues. The sudden loss of major customers could materially and adversely affect our operating results.
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
Divestiture activity poses risks, and success depends upon efficiently managing the transition process. Failure to do so includes potential risks, including disruption to our core operations, failure to deliver the anticipated value for shareholders, diverting management’s attention from other strategic initiatives, negative impacts on our customer and contract carrier relationships, and the loss of key employees. The inability to successfully manage these risks may result in higher operating expenses, lost revenues, or other negative effects on earnings and our financial results.
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
We are subject to claims arising from our transportation operations. We use the services of thousands of third-party transportation companies in connection with our transportation operations. From time to time, the drivers employed and engaged by the motor carriers with which we contract are involved in accidents, which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted motor carrier. We contractually require all motor carriers we work with to carry at least $750,000 in automobile liability insurance. We also require all contracted motor carriers to maintain workers’ compensation and other insurance coverage as required by law. Most contracted motor carriers have insurance exceeding these minimum requirements, as well as cargo insurance in varying policy amounts. Railroads, which are generally self-insured, provide limited common carrier cargo loss or damage liability protection, which generally ranges from $100,000 to $250,000 per shipment. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for the contracted motor carriers, from time to time, claims may be asserted against us for their actions or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage or may not be covered by insurance at all. A material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims, or unfavorable resolutions of claims could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability. Our involvement in the transportation of certain goods, including but not limited to, hazardous materials, could also increase our exposure in the event one of our contracted motor carriers is involved in an accident resulting in injuries or contamination.
In North America, as a property freight broker, we are not legally liable for loss or damage to our customers’ cargo. In our customer contracts, we may agree to assume cargo liability up to a stated maximum. We typically do not assume cargo liability to our customers above minimum industry standards in our international freight forwarding, ocean transportation, or air freight businesses on international or domestic air shipments. Although we are not legally liable for loss or damage to our customers’ cargo, from time to time, claims may be asserted against us for cargo losses. We maintain a broad cargo liability insurance policy to help protect us against catastrophic losses that may not be recovered from the responsible contracted carrier. We also carry various liability insurance policies, including automobile and general liability, with total automobile limits of $135 million subject to a $10 million per incident deductible, and total general liability limits of $87 million subject to a $500,000 per incident deductible.
Buying and reselling fresh produce exposes us to possible product liability. Agricultural chemicals used on fresh produce are subject to various approvals, and the commodities themselves are subject to regulations on cleanliness and contamination. Product recalls in the produce industry have been caused by concern about particular chemicals and alleged contamination, often leading to lawsuits brought by consumers of allegedly affected produce. We may face claims for a variety of damages arising from the sale of produce, which may include potentially uninsured consequential damages. While we are insured for up to $87 million for product liability claims subject to a $500,000 per incident deductible, settlement of class action claims is often costly, and we cannot guarantee our coverage will be adequate or that it will continue to be available. If we have to recall produce, we may be required to bear the cost of repurchasing, transporting, and destroying any allegedly contaminated product, as well as associated consequential damages. We carry product recall and contamination insurance coverage of $30 million. A loss for which we are not adequately insured could materially affect our financial results. The coverage we currently have in place may not apply to a particular loss, or it may not be sufficient to cover all liabilities to which we may be subject. This policy has a retention of $3.5 million per incident. Any recall or allegation of contamination could affect our reputation, particularly our proprietary and/or licensed branded produce programs, which could materially and adversely affect our operating results. Loss due to spoilage (including the need for disposal) is also a routine part of the sourcing business.
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
We source fresh produce under a license issued by the U.S. Department of Agriculture (“USDA”) as required by Perishable Agricultural Commodities Act (“PACA”). We are also subject to various regulations and requirements promulgated by other international, domestic, state, and local agencies and port authorities. Our failure to comply with the laws and regulations applicable to entities holding these licenses could materially and adversely affect our results of operations or financial condition.

Legislative or regulatory changes can affect the economics of the transportation industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services. As part of our logistics services, we operate owned or leased warehouse facilities. Our operations at these facilities include both warehousing and distribution services, and we are subject to various federal, state, and international environmental; work safety; and hazardous materials regulations. We may experience an increase in operating costs, such as security costs, as a result of governmental regulations that have been or will be adopted in response to terrorist activities and potential terrorist activities. No assurances can be given that we will be able to pass these increased costs on to our customers in the form of rate increases or surcharges, and our operations and profitability may be materially and adversely affected as a result.
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
Our contracted transportation providers are subject to an increasingly complex climate-related regulatory landscape, including transitional risks relating to climate change, which could directly or indirectly have a material adverse effect on our business. Future and existing environmental regulatory requirements in the United States and abroad could adversely affect operations and increase operating expenses, which in turn could increase our purchased transportation costs. We may also incur expenses as a result of regulators requiring additional climate-related disclosures regarding our contracted transportation providers that may be labor-intensive to report on. Given the continuously developing nature of these regulatory frameworks, we cannot predict its effect on our company, but if we are unable to pass such costs along to our customers, our business could be materially and adversely affected. Even without any new legislation or regulation, increased public concern regarding greenhouse gas emissions by transportation carriers could harm the reputations of companies operating in the transportation and logistics industries and shift consumer demand toward more locally-sourced products and away from our services.
General risk factors
We may be subject to negative impacts of changes in political and governmental conditions. Our operations may be impacted by the influences of significant political, governmental, and similar changes and our ability to respond to them, including:
•changes in political conditions and in governmental policies;
•changes in and compliance with international and domestic laws and regulations; and
•wars, civil unrest, acts of terrorism, and other global conflicts, such as the current conflict in the Red Sea, which is impacting the global freight market.
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

Our global cybersecurity team has experience and expertise with potential cybersecurity threats and supporting mitigation of the potential cybersecurity threats facing our organization and vulnerabilities facing our technology infrastructure. Our Chief Information Security Officer has over a decade of experience leading cyber-security oversight, and others on our global cybersecurity team have cybersecurity experience and certifications. We view cybersecurity as a shared responsibility, and we periodically perform simulations and tabletop exercises at a management level and incorporate external resources and advisors as needed. All employees are required to complete cybersecurity trainings at least once a year and have access to more frequent cybersecurity trainings. We also require employees in certain roles to complete additional role-based, specialized cybersecurity trainings. Program performance is reported to and monitored by senior leadership and the Audit Committee on a quarterly basis.
The Company maintains an Enterprise Risk Management (“ERM”) program, which includes processes for key risk identification, mitigation efforts, and day-to-day management of risks, including cybersecurity risks. The ERM program is administered by our Internal Audit department and involves our global cybersecurity team, which possesses knowledge and expertise in the area of cybersecurity risks.
Our global cybersecurity team helps ensure the cybersecurity risks identified from the ERM program are incorporated into our overall cybersecurity program. Programs to address key cybersecurity risks have been put into place including layered coverage with focus areas and practices designed to address network and endpoint security, application security, and security operations. We also employ automated detection and event correlation techniques and alerting as well as integrate cyber threat intelligence into our processes. Our security operations center serves as the front line of these alerts and investigates and remediates threats as necessary. We also perform regular vulnerability assessments and penetration tests. Although it is difficult to determine the potential impacts from a cybersecurity incident, we may experience negative impacts such as reputational harm, inability to retain existing customers or attract new customers, exposure to legal claims and government action, among others. Previous attacks on our operating systems have not had a material financial impact on our operations, but we cannot guarantee future attacks will have little to no impact on our business. Furthermore, given the interconnected nature of the global supply chain and our significant presence in the industry, we believe we may be an attractive target for such attacks. The impact of a cybersecurity incident may have a material adverse impact on our financial condition, results of operations, availability of our systems, and growth prospects, which makes cybersecurity risk management of critical importance to our organization.
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
Our Technology Resilience program is aligned with industry standards for disaster recovery including the Disaster Recovery Institute International’s Professional Practices. The program includes processes such as regular continuity and cybersecurity exercises, protected backups for critical data, defined recovery time and recovery point objectives with supporting achievability metrics, application criticality tiering, ongoing audits and maintenance, awareness and training initiatives, business impact analysis, and risk evaluation and control measures. These measures are intended to mitigate the impact of potential disruptions but cannot eliminate all risks.
Cybersecurity Governance
The Board of Directors is tasked with oversight of the Company’s cybersecurity, information governance, and privacy programs. The Audit Committee oversees our ERM program and receives semi-annual ERM updates, which include cyber-related risk items. In addition, our Audit Committee receives quarterly reports on cybersecurity from our Chief Technology Officer and our Chief Information Security Officer and Technology Risk Management. Our Chief Information Security Officer

and Technology Risk Management and their global cybersecurity team has experience and expertise with potential cybersecurity threats and supporting mitigation of the potential cybersecurity threats facing our organization and vulnerabilities facing our technology infrastructure.
We have also established a cross-functional project team of subject matter experts from across the organization to quickly analyze, mitigate, and remediate potential cybersecurity incidents or vulnerabilities and comply with cybersecurity related reporting requirements. The details of any such cybersecurity incidents or threats are included in the quarterly reports to the Audit Committee.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Eden Prairie, Minnesota. We own three buildings in Eden Prairie totaling 224,000 square feet, which includes a data center of approximately 18,000 square feet. These facilities support employees across our NAST, Global Forwarding, and All Other and Corporate segments. The properties are owned and not subject to mortgages or other material encumbrances.
We lease approximately 180 office locations in 36 countries across North America, Europe, Asia, South America, Oceania, and the Middle East. Significant leased facilities include a 201,000 square foot facility in Kansas City, Missouri, with an expiration date of April 2032. Approximately 100,000 square feet of this facility is subleased to a third-party and the remaining space is used primarily by our NAST segment. We also lease a 207,000 square foot facility in Chicago, Illinois, with an expiration date of August 2033, which is used by our NAST, Global Forwarding, and All Other and Corporate segments. In addition, we lease approximately 4.4 million square feet of warehouse space in 26 locations, primarily within the United States, as well as a 32,000 square foot data center in Oronoco, Minnesota that is used by our All Other and Corporate segment.
Most of our offices and warehouses are leased from third parties under arrangements with initial terms ranging from 1 to 15 years. Our office locations range in space from 1,000 to 207,000 square feet.
We continue to optimize our real estate footprint across the network in consideration of expected staffing levels and flexible work arrangements. In 2025, we had a restructuring initiative related to the consolidation and centralization of our facilities to align with workforce reductions. These actions include downsizing, subleasing, early termination, or abandonment of certain office locations under operating leases. Refer to Note 14, Restructuring, for further detail on our 2025 Restructuring Program. We will continue to assess our facilities footprint in the future to ensure we have the appropriate real estate footprint based on our current level of operations. We have not had difficulty in obtaining sufficient office space and believe we can renew existing leases or relocate to new offices as leases expire, if deemed necessary.
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
On February 11, 2026, the closing sales price per share of our common stock as quoted on the Nasdaq Global Select Market was $196.33 per share. On February 9, 2026, there were 129 holders of record. On February 9, 2026, there were 512,467 beneficial owners of our common stock.
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
The following table provides information about company purchases of common stock during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2025 – October 31, 2025	305,284	$129.38	302,500	4,147,530
November 1, 2025 – November 30, 2025	237,278	153.01	234,000	3,913,530
December 1, 2025 – December 31, 2025	355,565	160.79	244,000	3,669,530
Fourth Quarter 2025	898,127	$148.06	780,500	3,669,530
________________________________
(1)The total number of shares purchased includes: (i) 780,500 shares of common stock were purchased under the authorization described below; and (ii) 117,627 shares of common stock surrendered to satisfy statutory tax withholding obligations under our stock incentive plans.
(2)On December 9, 2021, the Board of Directors increased the company’s share repurchase authorization by an additional 20,000,000 shares of common stock. As of December 31, 2025, there were 3,669,530 shares remaining for future repurchases. Repurchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.
On October 28, 2025, the Board of Directors approved an additional $2.0 billion of authorization under the company’s share repurchase program. The stock repurchase program does not obligate the company to acquire any amount of common stock and shall expire or terminate at the Board's discretion.

The graph below compares the cumulative 5-year total return of holders of C.H. Robinson Worldwide, Inc.’s common stock with the cumulative total returns of the S&P 500 index and the Nasdaq Transportation index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025.

	December 31,
	2020	2021	2022	2023	2024	2025
C.H. Robinson Worldwide, Inc.	$100.00	$117.18	$101.83	$98.67	$121.26	$192.75
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
Nasdaq Transportation	100.00	113.28	91.78	123.12	125.85	138.77
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
C.H. Robinson Worldwide, Inc. (“C.H. Robinson,” “the company,” “we,” “us,” or “our”) is one of the largest global logistics providers in the world, with consolidated total revenues of $16.2 billion in 2025. As a leader in Lean AI supply chains, we deliver logistics like no one else. For more than a century, companies everywhere have looked to us to reimagine how goods move. We deliver tailored solutions across the world via truckload, less-than-truckload, ocean, air, and more. With our unique combination of human insight and Lean AI working as one, supply chains move faster, smarter, and more sustainably.
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

	Twelve Months Ended December 31,
	2025		2024		2023
Revenues:
Transportation	$14,823,804		$16,353,745		$16,372,660
Sourcing	1,408,959		1,371,211		1,223,783
Total revenues	16,232,763		17,724,956		17,596,443
Costs and expenses:
Purchased transportation and related services	12,235,163		13,719,935		13,886,024
Purchased products sourced for resale	1,268,190		1,240,007		1,105,811
Direct internally developed software amortization	58,258		44,308		33,620
Total direct costs	13,561,611		15,004,250		15,025,455
Gross profits/Gross profit margin	2,671,152	16.5%	2,720,706	15.3%	2,570,988	14.6%
Plus: Direct internally developed software amortization	58,258		44,308		33,620
Adjusted gross profits/Adjusted gross profit margin	$2,729,410	16.8%	$2,765,014	15.6%	$2,604,608	14.8%
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

	Twelve Months Ended December 31,
	2025	2024	2023

Total revenues	$16,232,763	$17,724,956	$17,596,443
Operating income	794,961	669,141	514,607
Operating margin	4.9%	3.8%	2.9%

Adjusted gross profit	$2,729,410	$2,765,014	$2,604,608
Operating income	794,961	669,141	514,607
Adjusted operating margin	29.1%	24.2%	19.8%

MARKET TRENDS
Carrier capacity in the North America surface transportation market continued to contract toward the end of 2025 as carriers exited the market. This gradual tightening, coupled with disruptive weather events and incremental pressures from the enforcement of commercial driver regulations, contributed to upward pressure on transportation rates. As a result, the market has become increasingly sensitive, with spot market rates exhibiting sharper than typical reactions to changes in supply and demand conditions. Despite these emerging pressures, the market has not fully transitioned into a sustained upcycle. Key indicators, such as truckload routing guide depth within our Managed Solutions business, have remained at historically low levels for nearly two years. Routing guide depth represents the average number of carriers contacted prior to acceptance when procuring a transportation provider. Average routing guide depth was 1.3 in the fourth quarter of 2025, compared to 1.2 for much of the prior two years. While this increase reflects early signs of a tightening market, soft demand conditions and remaining excess capacity continue to temper the pace of the shift.
The global forwarding market continued to face a persistent imbalance in 2025, marked by excess vessel capacity and weak global demand. Despite carriers’ ongoing avoidance of the Suez Canal, which has resulted in longer transit times and strain on global networks, vessel capacity has remained elevated. While short periods of rate volatility have occurred due to shifting trade and tariff policies, front‑loading, seasonal factors, and carriers’ use of blank sailings, international freight rates have largely remained depressed as weak demand outweighed these pressures. Looking ahead, uncertainty persists due to geopolitical and macroeconomic factors, including evolving trade policies, the Red Sea conflict, and carriers’ ability to effectively manage excess capacity. Despite this uncertainty, we expect ocean pricing to remain under pressure until global freight demand meaningfully improves. Similar dynamics continue to affect the air freight market. Although demand has shown resilience in certain technology‑focused sectors, overall air freight pricing remains sensitive to tariff developments and broader economic conditions, including cost-efficient ocean freight rates.
BUSINESS TRENDS
Our surface transportation results in 2025 reflected the challenging market conditions described above, including the increase in transportation rates as capacity tightened in the market near the end of the year. Throughout the year, we continued to advance our dynamic pricing and costing capabilities, navigating both the prolonged softness in demand and the rising cost environment that emerged toward year‑end. These enhanced capabilities allowed us to better react to changing market conditions and led to an improvement in adjusted gross profit per transaction in 2025 compared to 2024. Our average truckload linehaul rate charged to customers, excluding fuel surcharges, increased approximately 2.5 percent during 2025 reflecting our advanced dynamic pricing. Our average truckload linehaul cost per mile, excluding fuel surcharges, increased approximately 2.0 percent over the same period, reflecting our disciplined costing capabilities. Despite operating in a persistently soft market for much of the year, our combined North American Surface Transportation (“NAST”) truckload and LTL volumes significantly outperformed the Cass Freight Index increasing 1.0 percent compared to 2024.
Our Global Forwarding results in 2025 were largely consistent with the market trends discussed above. Throughout the year, we experienced short-lived periods of pricing and volume volatility largely associated with shifting trade policies. Despite this volatility, overall ocean freight rates and volumes declined from the elevated levels observed in 2024, primarily due to excess vessel capacity and weak global consumer demand. Our total ocean freight volumes decreased 4.5 percent while our air freight tonnage decreased 11.5 percent in 2025 compared to the prior year.

SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select 2025 year-over-year operating comparisons to 2024:
•Total revenues decreased 8.4 percent to $16.2 billion, primarily driven by the divestiture of our Europe Surface Transportation business, in addition to lower pricing and volume in our ocean services and lower fuel surcharges in our truckload services.
•Gross profits decreased 1.8 percent to $2.7 billion. Adjusted gross profits decreased 1.3 percent to $2.7 billion, primarily driven by lower adjusted gross profit per transaction in our ocean services and the divestiture of our Europe Surface Transportation business, which were partially offset by higher adjusted gross profit per transaction in our LTL, truckload, and customs services.
•Personnel expenses decreased 5.9 percent to $1.4 billion, primarily due to cost-optimization efforts and productivity improvements and the divestiture of our Europe Surface Transportation business. Average employee headcount decreased 11.5 percent.
•Other selling, general, and administrative (“SG&A”) expenses decreased 11.8 percent to $564.3 million, primarily due to a $44.5 million loss in the prior year related to the divestiture of our Europe Surface Transportation business and prior year restructuring charges for impairments related to reducing our facilities footprint. In addition, other SG&A expenses declined across several expense categories in 2025 due to cost optimization efforts.
•Income from operations totaled $795.0 million, up 18.8 percent from last year, due to the decrease in operating expenses. Adjusted operating margin of 29.1 percent increased 490 basis points.
•Interest and other income/expenses, net totaled $72.5 million, which primarily consisted of $63.1 million of interest expense, which decreased $22.8 million versus last year due to a lower average debt balance and lower variable interest rates. The current year results also included an $11.2 million net loss from foreign currency revaluation and realized foreign currency gains and losses.
•The effective tax rate for 2025 was 18.7 percent compared to 19.6 percent in 2024. The lower rate was driven by higher foreign tax credits, higher tax benefits from share-based compensation, and the prior year impact of the divestiture of our European Surface Transportation business, partially offset by a reduced benefit from U.S. tax credits in the current year and non-recurring discrete items in the prior year.
•Net income totaled $587.1 million, up 26.1 percent from a year ago. Diluted earnings per share increased 25.1 percent to $4.83.

CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Twelve Months Ended December 31,
	2025	2024	% change	2023	% change
Revenues:
Transportation	$14,823,804	$16,353,745	(9.4)%	$16,372,660	(0.1)%
Sourcing	1,408,959	1,371,211	2.8%	1,223,783	12.0%
Total revenues	16,232,763	17,724,956	(8.4)%	17,596,443	0.7%
Costs and expenses:
Purchased transportation and related services	$12,235,163	$13,719,935	(10.8)%	$13,886,024	(1.2)%
Purchased products sourced for resale	1,268,190	1,240,007	2.3%	1,105,811	12.1%
Personnel expenses	1,370,158	1,456,249	(5.9)%	1,465,735	(0.6)%
Other selling, general, and administrative expenses	564,291	639,624	(11.8)%	624,266	2.5%
Total costs and expenses	15,437,802	17,055,815	(9.5)%	17,081,836	(0.2)%
Income from operations	794,961	669,141	18.8%	514,607	30.0%
Interest and other expense	(72,504)	(89,937)	(19.4)%	(105,421)	(14.7)%
Income before provision for income taxes	722,457	579,204	24.7%	409,186	41.6%
Provision for income taxes	135,376	113,514	19.3%	84,057	35.0%
Net income	$587,081	$465,690	26.1%	$325,129	43.2%

Diluted net income per share	$4.83	$3.86	25.1%	$2.72	41.9%

Average employee headcount	12,733	14,386	(11.5)%	16,041	(10.3)%

Adjusted gross profit margin percentage(1)
Transportation	17.5%	16.1%	140 bps	15.2%	90 bps
Sourcing	10.0%	9.6%	40 bps	9.6%	– bps
Total adjusted gross profit margin	16.8%	15.6%	120 bps	14.8%	80 bps
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of the twelve months ended December 31, 2025, to the twelve months ended December 31, 2024. A similar discussion and analysis that compares the twelve months ended December 31, 2024, to the twelve months ended December 31, 2023, can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2024 Annual Report on Form 10-K filed with the SEC on February 14, 2025.
A reconciliation of our reportable segments to our consolidated results can be found in Note 8, Segment Reporting, in Part II, Financial Information of this Annual Report on Form 10-K.
Consolidated Results of Operations—Twelve Months Ended December 31, 2025 Compared to Twelve Months Ended December 31, 2024
Total revenues and direct costs. Total revenues and direct costs decreased primarily due to the divestiture of our Europe Surface Transportation business, as well as lower pricing and volume in our ocean services and lower fuel surcharges in our truckload services. During 2024, ocean transportation revenues and direct costs were elevated as a result of ongoing disruptions, including the Red Sea conflict, which strained capacity and increased ocean freight rates. While short periods of rate volatility occurred during 2025, driven by shifting trade policies, front-loading, seasonal factors, and carriers’ use of blank sailings, overall ocean freight rates have largely remained depressed as weak demand outweighed these pressures. Our sourcing total revenue and direct costs increased, driven by increased case volume with retail and foodservice customers.

Gross profits and adjusted gross profits. Our transportation adjusted gross profits decreased due to lower adjusted gross profit per transaction in our ocean services and the divestiture of our Europe Surface Transportation business. These impacts were partially offset by increased adjusted gross profit per transaction in our LTL, truckload, and customs services. The decline in ocean services was largely attributable to the significant reduction in market pricing during 2025, compared to the same period in 2024 discussed above. Conversely, the increase in adjusted gross profit per transaction in LTL and truckload services reflects the continued advancement of our dynamic pricing and costing capabilities. These advancements have allowed us to respond more rapidly to market fluctuations through more frequent and precise pricing discovery. Sourcing adjusted gross profits increased, driven by an increase in integrated supply chain solutions for foodservice and retail customers.
Operating expenses. Personnel expenses decreased, primarily due to cost optimization efforts including lower average employee headcount, as well as the impact of the divestiture of our Europe Surface Transportation business. Other SG&A expenses also decreased, driven by the prior year loss recognized on the divestiture of our Europe Surface Transportation business and prior year restructuring charges related to reducing our facilities footprint. In addition, other SG&A expenses decreased across several expense categories in the current year.
In addition to the above, our personnel expenses for 2025 included $30.0 million of severance and related personnel expenses related to our 2025 Restructuring Program. In addition, other SG&A expenses for 2025 included $2.5 million of expenses associated with our 2025 Restructuring Program and the divestiture of our Europe Surface Transportation business. We also incurred $8.8 million in other SG&A expenses in 2025, primarily from a $6.3 million impairment charge on our Kansas City regional center lease resulting from the execution of a sublease agreement on a portion of the building.
Our personnel expenses for 2024 included $24.1 million of severance and related personnel expenses related to our 2024 Restructuring Program. We also incurred $66.2 million in other SG&A expenses in 2024. These expenses were primarily due to a $44.5 million loss related to the divestiture of our Europe Surface Transportation business and $21.9 million related to our 2024 Restructuring Program. Refer to Note 14, Restructuring, for further discussion related to our 2025 and 2024 Restructuring Programs. Refer to Note 15, Divestitures, for further discussion related to the divestiture of our Europe Surface Transportation business.
Interest and other income/expense, net. Interest and other income/expense, net was $72.5 million, primarily consisting of $63.1 million of interest expense, which decreased $22.8 million compared to the prior year due to a lower average debt balance and lower variable interest rates. The current year also included an $11.2 million unfavorable impact from foreign currency revaluation and realized foreign currency gains and losses. The prior year included a $7.4 million unfavorable impact from foreign currency revaluation and realized foreign currency gains and losses.
Provision for income taxes. Our effective income tax rate was 18.7 percent in 2025 and 19.6 percent in 2024. The lower rate was driven by higher foreign tax credits, higher tax benefits from shared-based compensation, and the prior year impact of the divestiture of our European Surface Transportation business, which reduced our effective tax rate compared to the prior year by 4.2 percentage points, 2.6 percentage points, and 1.3 percentage points, respectively. These reductions were partially offset by a lower benefit from U.S. tax credits and non-recurring discrete items in the prior year, which increased our effective tax rate compared to the prior year by 5.4 percentage points and 1.1 percentage points, respectively.

NAST Segment Results of Operations

	Twelve Months Ended December 31,
(dollars in thousands)	2025	2024	% change	2023	% change
Total revenues	$11,562,714	$11,727,539	(1.4)%	$12,471,075	(6.0)%
Costs and expenses:
Purchased transportation and related services	9,856,385	10,086,344	(2.3)%	10,877,221	(7.3)%
Personnel expenses	643,979	669,611	(3.8)%	662,037	1.1%
Other selling, general, and administrative expenses	440,514	440,292	0.1%	471,857	(6.7)%
Total costs and expenses	10,940,878	11,196,247	(2.3)%	12,011,115	(6.8)%
Income from operations	$621,836	$531,292	17.0%	$459,960	15.5%

	Twelve Months Ended December 31,
	2025	2024	% change	2023	% change
Average employee headcount	5,158	5,696	(9.4)%	6,469	(11.9)%
Service line volume statistics
Truckload			0.5%		(2.5)%
LTL			1.5%		2.5%

Adjusted gross profits(1)
Truckload	$1,024,228	$994,722	3.0%	$943,674	5.4%
LTL	603,116	565,892	6.6%	543,657	4.1%
Other	78,985	80,581	(2.0)%	106,523	(24.4)%
Total adjusted gross profits	$1,706,329	$1,641,195	4.0%	$1,593,854	3.0%
________________________________
(1) Adjusted gross profit is a non-GAAP financial measure explained above.
Twelve Months Ended December 31, 2025 Compared to Twelve Months Ended December 31, 2024
Total revenues and direct costs. NAST total revenues and direct costs decreased primarily due to lower fuel surcharges driven by a year-over-year decrease in diesel fuel prices and a shorter average length of haul in truckload services. These declines were partially offset by increased LTL and truckload volumes and an increase in truckload linehaul rates. Our average truckload linehaul rate per mile charged to our customers, which excludes fuel surcharges, increased approximately 2.5 percent. Our truckload linehaul cost per mile, excluding fuel surcharges, increased approximately 2.0 percent.
Gross profits and adjusted gross profits. NAST adjusted gross profits increased driven by higher adjusted gross profits per transaction in both truckload and LTL services. The improvement was driven by the continued advancement of our dynamic pricing and costing capabilities. These advancements have allowed us to respond more rapidly to market fluctuations through more frequent and precise pricing discovery. NAST other adjusted gross profits decreased, primarily due to a decrease in warehousing services.
Operating expenses. NAST personnel expenses decreased driven by cost optimization efforts and productivity improvements, including lower average headcount. NAST other SG&A expenses were flat as higher allocated corporate expenses were offset by lower expenditures on purchased services, including contingent worker expenses, and lower occupancy expense.
In addition to the above, NAST personnel expenses for 2025 included $10.2 million of severance and related personnel expenses. We also incurred $0.4 million in restructuring related other SG&A expenses in 2025. These expenses were both associated with our 2025 Restructuring Program. Personnel expenses for 2024 included $10.2 million of severance and related personnel expenses. We also incurred $6.9 million in restructuring related other SG&A expenses in 2024. These expenses were both associated with our 2024 Restructuring Program. Refer to Note 14, Restructuring, for further discussion related to our 2025 and 2024 Restructuring Programs.
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
Global Forwarding Segment Results of Operations

	Twelve Months Ended December 31,
(dollars in thousands)	2025	2024	% change	2023	% change
Total revenues	$3,090,018	$3,805,018	(18.8)%	$2,997,704	26.9%
Costs and expenses:
Purchased transportation and related services	2,348,097	3,002,469	(21.8)%	2,308,339	30.1%
Personnel expenses	349,955	371,576	(5.8)%	366,464	1.4%
Other selling, general, and administrative expenses	208,183	218,497	(4.7)%	237,071	(7.8)%
Total costs and expenses	2,906,235	3,592,542	(19.1)%	2,911,874	23.4%
Income from operations	$183,783	$212,476	(13.5)%	$85,830	147.6%

	Twelve Months Ended December 31,
	2025	2024	% change	2023	% change
Average employee headcount	4,284	4,678	(8.4)%	5,222	(10.4)%
Service line volume statistics
Ocean			(4.5)%		5.5%
Air			(11.5)%		17.0%
Customs			1.0%		4.5%

Adjusted gross profits(1)
Ocean	$432,531	$519,878	(16.8)%	$420,826	23.5%
Air	134,716	134,289	0.3%	121,978	10.1%
Customs	132,798	107,485	23.6%	97,095	10.7%
Other	41,876	40,897	2.4%	49,466	(17.3)%
Total adjusted gross profits	$741,921	$802,549	(7.6)%	$689,365	16.4%
________________________________
(1)Adjusted gross profit is a non-GAAP financial measure explained above.
Twelve Months Ended December 31, 2025 Compared to Twelve Months Ended December 31, 2024
Total revenues and direct costs. Global Forwarding total revenues and direct costs decreased driven by significantly lower pricing and purchased transportation costs in ocean services, in addition to lower volume in our ocean services. In 2024, ocean transportation revenues and direct costs were elevated due to global supply chain disruptions, including the Red Sea conflict, which strained capacity and elevated ocean freight rates. While short periods of rate volatility occurred during 2025, driven by shifting trade policies, front-loading, seasonal factors, and carriers’ use of blank sailings, overall ocean freight rates have largely remained depressed as weak demand outweighed these pressures. Many of these same market dynamics contributed to declines in total revenues and direct costs within our air freight services. During 2024, disruptions in the ocean freight market and heightened ecommerce demand out of North Asia increased air freight volumes and pricing in certain trade lanes. This contrasted with the comparatively weak consumer demand environment in 2025, which contributed to lower pricing and direct costs and lower volumes in air freight services.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits decreased driven by lower adjusted gross profit per shipment and lower volumes in ocean services. The decline in adjusted gross profit per shipment in ocean services reflected the significant reduction in market pricing during 2025 compared to the same period in 2024, as discussed above. Partially offsetting the decline, customs adjusted gross profits increased, driven by higher duty advance fees reflecting elevated global tariff rates in 2025.
Operating expenses. Personnel expenses decreased primarily due to cost optimization efforts and productivity improvements and lower incentive compensation, partially offset by higher restructuring charges in the current year related to workforce reductions. Other SG&A expenses decreased with reductions across several expense categories; most notably lower claims expense.

In addition to the above, personnel expenses for 2025 included $15.0 million of severance and related personnel expenses. We also incurred $1.2 million in other SG&A expenses in 2025. These expenses were both associated with our 2025 Restructuring Program. Personnel expenses for 2024 included $6.9 million of severance and related personnel expenses. We also incurred $4.7 million in other SG&A expenses in 2024. These expenses were both associated with our 2024 Restructuring Program. Refer to Note 14, Restructuring, for further discussion related to our 2025 and 2024 Restructuring Programs.
All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Twelve Months Ended December 31,
(dollars in thousands)	2025	2024	% change	2023	% change
Total revenues	$1,580,031	$2,192,399	(27.9)%	$2,127,664	3.0%
Purchased transportation and related services and products sourced for resale	1,298,871	1,871,129	(30.6)%	1,806,275	3.6%
Loss from operations	(10,658)	(74,627)	N/M	(31,183)	N/M

Adjusted gross profits(1)
Robinson Fresh	161,094	146,310	10.1%	131,216	11.5%
Managed Solutions	115,429	113,770	1.5%	116,196	(2.1)%
Other Surface Transportation	4,637	61,190	(92.4)%	73,977	(17.3)%
Total adjusted gross profits	$281,160	$321,270	(12.5)%	$321,389	—%
________________________________
(1) Adjusted gross profit is a non-GAAP financial measure explained above.
Twelve Months Ended December 31, 2025 Compared to Twelve Months Ended December 31, 2024
Total revenues and direct costs. Total revenues and direct costs decreased, driven by the divestiture of our Europe Surface Transportation business on February 1, 2025. Partially offsetting this decrease was an increase in total revenues in our Robinson Fresh business driven by increased case volume with retail and foodservice customers.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased driven by an increase in integrated supply chain solutions for retail and foodservice customers. Managed Solutions adjusted gross profits increased due to an increase in freight under management. Other Surface Transportation adjusted gross profits decreased as a result of the divestiture of our Europe Surface Transportation business.
Restructuring, lease impairment charge, and divestiture expenses. Personnel expenses in 2025 included $4.8 million of severance and related personnel expenses associated with our 2025 Restructuring Program and the divestiture of our Europe Surface Transportation business. We also incurred $7.2 million in other SG&A expenses in 2025, primarily from a $6.3 million impairment charge on our Kansas City regional center lease resulting from the execution of a sublease agreement on a portion of the building. In addition, other SG&A expenses for 2025 included $0.9 million loss related to the divestiture of our Europe Surface Transportation business.
Personnel expenses in 2024, included $7.0 million of severance and related personnel expenses, primarily associated with our 2024 Restructuring Program. We also incurred $54.5 million of other SG&A expenses in 2024, that included a $44.5 million loss related to the divestiture of our Europe Surface Transportation business. Refer to Note 14, Restructuring, for further discussion related to our 2025 and 2024 Restructuring Programs. Refer to Note 15, Divestitures, for further discussion related to the divestiture of our Europe Surface Transportation business.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (dollars in thousands):

Description	Carrying Value as of December 31, 2025	Borrowing Capacity	Maturity
Revolving Credit Facility	$—	$1,000,000	November 2027
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables Securitization Facility(1)	166,654	500,000	August 2027
Senior Notes (1)	597,784	600,000	April 2028
Total debt	$1,089,438	$2,425,000
________________________________
(1) Net of unamortized discounts and issuance costs.
We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, share repurchases, or other investments.
Cash and cash equivalents totaled $160.9 million as of December 31, 2025, and $145.8 million as of December 31, 2024. Cash and cash equivalents held outside the United States totaled $144.9 million as of December 31, 2025, and $134.0 million as of December 31, 2024. Working capital increased from $644.7 million at December 31, 2024, to $966.8 million at December 31, 2025.
We prioritize our investments to grow our market share and expand globally in key industries, trade lanes, and geographies, and to digitize our customer, carrier, and internal tools to support our organic growth. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

Twelve months ended December 31,	2025	2024	% change	2023	% change
Sources (uses) of cash:
Cash provided by operating activities	$914,519	$509,084	79.6%	$731,946	(30.4)%

Capital expenditures	(70,543)	(74,288)		(84,111)
Acquisitions, net of cash acquired	(11,864)	—		—
Proceeds from divestiture	27,737	—		—
Other investing	—	—		1,324
Cash used for investing activities	(54,670)	(74,288)	26.4%	(82,787)	(10.3)%

Repurchase of common stock	(354,652)	—		(63,884)
Cash dividends	(301,376)	(294,772)		(291,569)
Net (repayments) borrowings on debt	(289,000)	(204,000)		(394,000)
Other financing activities	82,280	82,673		31,620
Net cash used for financing activities	(862,748)	(416,099)	(107.3)%	(717,833)	(42.0)%
Effect of exchange rates on cash and cash equivalents	7,232	(8,152)		(3,284)
Net change in cash and cash equivalents, including cash and cash equivalents classified within assets held for sale	$4,333	$10,545		$(71,958)

Cash flows from operating activities. Cash flows from operating activities increased significantly in 2025, reflecting our strong operating performance and higher net income versus the prior year. Operating cash flows also benefited from a significant reduction in ocean freight costs compared to the elevated rates experienced in 2024, as further discussed in the market trends and business trends sections above. We continue to closely monitor credit and collections activities and the quality of our accounts receivable balance to minimize risk as well as work with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.
Cash used for investing activities. Our investing activities consist primarily of capital expenditures and cash paid for acquisitions. Capital expenditures consisted primarily of investments in software, which are intended to deliver scalable solutions, including those driven by AI, that transform our processes, improve our customer and contract carrier experience, accelerate the pace of development, and improve our dynamic pricing and costing capabilities.
The sale of our Europe Surface Transportation business closed effective February 1, 2025. We received $27.7 million of consideration at closing with additional fixed installment payments due throughout 2026. The remaining consideration due is collateralized by all current and future accounts receivable of the Europe Surface Transportation business.
We anticipate capital expenditures in 2026 to be approximately $75 million to $85 million.
Cash used for financing activities. Net cash used for financing activities increased significantly in 2025 compared to 2024, driven by an increase in cash returned to shareholders and net payments on outstanding borrowings. In 2025, we resumed share repurchases under our board authorization and increased our annual dividend to shareholders. Despite the increase in cash returned to shareholders our strong cash flow from operations allowed us to reduce our outstanding borrowings on debt. We had net repayments on debt in 2025, 2024, and 2023. Net repayments in 2025 and 2024 were primarily to decrease the outstanding balance on the Receivables Securitization Facility and the Revolving Credit Facility. Net repayments in 2023 were primarily to repay the Senior Notes Series A, which matured in August 2023, and the 364-Day Unsecured Revolving Credit Facility, which matured in May 2023.
In December 2022, the Board of Directors increased the number of shares authorized to be repurchased by 20,000,000 shares. As of December 31, 2025, there were 3,669,530 shares remaining for future repurchases. On October 28, 2025, the Board of Directors approved an additional $2.0 billion of authorization under the company’s share repurchase program. The stock repurchase program does not obligate the company to acquire any amount of common stock and shall expire or terminate at the Board's discretion; however, the company currently expects to execute the share repurchase program over a period of approximately three years. Over the long term, we remain committed to our quarterly dividend and share repurchases to enhance shareholder value. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.
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
As of December 31, 2025, we were in compliance with all of the covenants under our debt agreements.
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
Recognizing revenue for contracts where the transit period is partially complete or completed and not yet invoiced at period end requires management to make judgments that affect the amounts and timing of revenue recognized at period end. As of December 31, 2025, we recorded revenue of $156.4 million for services we have provided while a shipment was still in-transit, but for which we had not yet completed our performance obligation or had not yet invoiced our customer compared to $200.3 million at December 31, 2024. The amount of revenue recognized for contracts where the transit period was partially complete decreased as of December 31, 2025, compared to December 31, 2024, driven by the macroeconomic and industry factors reducing the cost of purchased transportation and sell rates in ocean services. See Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information.
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
In the Step One Analysis, the fair value of each reporting unit is determined using either a discounted cash flow analysis, the market approach, or a combination of both. Projecting discounted future cash flows requires the use of significant judgment to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. Actual results may differ from those used in our valuations when a Step One Analysis is performed.

As part of our annual Step Zero Analysis performed in 2025, there were no factors identified suggesting that it was more likely than not that the fair value was less than their respective carrying value. As such, a Step One Analysis was not completed and no impairments were recorded.
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
DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL CONTINGENCIES
The following table aggregates all contractual commitments and commercial obligations, due by period, which affect our financial condition and liquidity position as of December 31, 2025 (dollars in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Borrowings under credit agreements	$167,000	$—	$—	$—	$—	$—	$167,000
Senior notes(1)	25,200	25,200	607,350	—	—	—	657,750
Long-term notes payable(1)	14,440	14,440	164,440	8,050	8,050	199,150	408,570
Maturity of lease liabilities(2)	84,147	74,844	59,736	44,716	31,663	46,205	341,311
Purchase obligations(3)	79,870	37,232	16,340	12,705	18	—	146,165
Total	$370,657	$151,716	$847,866	$65,471	$39,731	$245,355	$1,720,796
________________________________
(1)Amounts payable relate to the semi-annual interest due on the senior and long-term notes and the principal amount at maturity.
(2) We maintain operating leases for office space, warehouses, office equipment, and trailers. See Note 10, Leases, for further information.
(3) Purchase obligations include agreements for services that are enforceable and legally binding and that specify all significant terms. As of December 31, 2025, such obligations primarily include ocean and air freight capacity, telecommunications services, third-party software contracts, maintenance contracts, and information technology related capacity. In some instances, our contractual commitments may be usage based or require estimates as to the timing of cash settlement.
We have no financing lease obligations. Long-term liabilities consist primarily of noncurrent taxes payable and long-term notes payable. Due to the uncertainty with respect to the amounts or timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2025, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $34.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 5, Income Taxes, to the consolidated financial statements for a discussion on income taxes. As of December 31, 2025, we do not have significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had $160.9 million of cash and cash equivalents on December 31, 2025. Substantially all of the cash equivalents are in demand accounts with financial institutions. The primary market risks associated with these investments are liquidity risks.
We are a party to a credit agreement with various lenders consisting of a $1 billion revolving credit facility. Interest accrues on the revolving loan at a variable rate determined by a pricing schedule or the base rate (which is the highest of: (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month SOFR plus a specified margin). There was nothing outstanding on the revolving credit facility as of December 31, 2025.
We are a party to the Note Purchase Agreement, as amended, with various institutional investors with fixed rates consisting of: (i) $150 million of the company’s 4.26 percent Senior Notes, Series B, due August 27, 2028, and (ii) $175 million of the company’s 4.6 percent Senior Notes, Series C, due August 27, 2033. There was $325 million outstanding on the Senior Notes as of December 31, 2025. The fair value of the Senior Notes approximated $311.8 million as of December 31, 2025.
We issued Senior Notes through a public offering on April 9, 2018. The Senior Notes bear an annual interest rate of 4.2 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $602.8 million as of December 31, 2025, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $597.8 million as of December 31, 2025.
We are a party to a Receivables Securitization Facility with various lenders, which provides an aggregate funding available of $500 million. Interest accrues on the facility at variable rates based on SOFR plus a margin. There was $166.7 million outstanding, net of unamortized issuance costs, on the Receivables Securitization Facility as of December 31, 2025.
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
The Company may seek to manage its exposure to the risk of fluctuations in foreign currency exchange rates through the use of foreign currency forward contracts although the impact of foreign currency forward contracts were not material as of and for the twelve months ended December 31, 2025.
Foreign exchange risk can be quantified by performing a sensitivity analysis assuming a hypothetical change in the value of the U.S. Dollar compared to other currencies in which we transact. Our primary foreign exchange risks are associated with the U.S. Dollar versus the Euro, Chinese Yuan, Singapore Dollar, Canadian Dollar, and Mexican Peso. All other things being equal, a hypothetical 10 percent weakening of the U.S. Dollar against these currencies on December 31, 2025, would have decreased our net income by approximately $14.2 million and a hypothetical 10 percent strengthening of the U.S. Dollar against these on December 31, 2025, would have increased our net income by approximately $11.6 million. We are also exposed to foreign exchange risk associated with the U.S. Dollar versus the Hong Kong Dollar, although the Hong Kong Dollar is pegged to the U.S. Dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of C.H. Robinson Worldwide, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders' investment, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Transportation and logistics revenue is recognized for performance obligations identified in the customer contract as they are satisfied over the contract term, which generally represents the transit period. Recognizing revenue at period end for contracts where the transit period is partially complete at period end or completed and not yet invoiced, requires management to make judgments that affect the amounts and timing of revenue recognized. At December 31, 2025, the Company recorded revenue of $156.4 million for services it provided while a shipment was still in-transit but for which the Company had not yet completed its performance obligation or had not yet invoiced the customer.
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
▪We tested the effectiveness of controls over revenue recognized over time, including management’s controls over the identification of shipments in-transit, the portion of the transit period completed, and the estimate of contracts completed but not yet invoiced.
▪We evaluated management’s ability to identify the shipments in-transit and to estimate the revenue to be recorded for contracts where the transit period is partially complete or completed and not yet invoiced at the reporting date by:
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
February 13, 2026

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of C.H. Robinson Worldwide, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of C.H. Robinson Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 13, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 13, 2026

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$160,871	$145,762
Receivables, net of allowance for credit loss of $14,420 and $13,285	2,360,829	2,383,709
Contract assets, net of allowance for credit loss	156,441	200,332
Prepaid expenses and other	120,402	102,166
Assets held for sale	—	137,634
Total current assets	2,798,543	2,969,603
Property and equipment	353,404	404,065
Accumulated depreciation and amortization	(237,042)	(276,876)
Net property and equipment	116,362	127,189
Goodwill	1,457,976	1,428,965
Other intangible assets, net of accumulated amortization of $62,535 and $51,375	18,174	28,193
Right-of-use lease assets	278,323	334,738
Deferred tax assets	293,455	300,909
Other assets	95,548	108,329
Total assets	$5,058,381	$5,297,926

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,210,295	$1,178,335
Outstanding checks	30,981	33,797
Accrued expenses:
Compensation	188,838	180,801
Transportation expense	120,708	153,274
Income taxes	33,745	9,326
Other accrued liabilities	174,955	173,318
Current lease liabilities	72,180	72,842
Current portion of debt	—	455,792
Liabilities held for sale	—	67,413
Total current liabilities	1,831,702	2,324,898
Long-term debt	1,089,438	921,857
Noncurrent lease liabilities	233,768	290,641
Noncurrent income taxes payable	34,875	23,472
Deferred tax liabilities	21,526	12,565
Other long-term liabilities	1,425	2,442
Total liabilities	3,212,734	3,575,875
Commitments and contingencies
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,199 and 179,199 shares issued, 118,429 and 118,664 outstanding	11,843	11,866
Additional paid-in capital	734,261	775,054
Retained earnings	6,071,118	5,786,337
Accumulated other comprehensive loss	(77,674)	(110,402)
Treasury stock at cost (60,770 and 60,535 shares)	(4,893,901)	(4,740,804)
Total stockholders’ investment	1,845,647	1,722,051
Total liabilities and stockholders’ investment	$5,058,381	$5,297,926
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (In thousands, except per share data)

	For the years ended December 31,
	2025	2024	2023
Revenues:
Transportation	$14,823,804	$16,353,745	$16,372,660
Sourcing	1,408,959	1,371,211	1,223,783
Total revenues	16,232,763	17,724,956	17,596,443
Costs and expenses:
Purchased transportation and related services	12,235,163	13,719,935	13,886,024
Purchased products sourced for resale	1,268,190	1,240,007	1,105,811
Personnel expenses	1,370,158	1,456,249	1,465,735
Other selling, general, and administrative expenses	564,291	639,624	624,266
Total costs and expenses	15,437,802	17,055,815	17,081,836
Income from operations	794,961	669,141	514,607
Interest and other income/expenses, net	(72,504)	(89,937)	(105,421)
Income before provision for income taxes	722,457	579,204	409,186
Provision for income taxes	135,376	113,514	84,057
Net income	587,081	465,690	325,129
Other comprehensive income (loss)	32,728	(29,456)	7,914
Comprehensive income	$619,809	$436,234	$333,043

Basic net income per share	$4.88	$3.89	$2.74
Diluted net income per share	$4.83	$3.86	$2.72

Basic weighted average shares outstanding	120,242	119,805	118,551
Dilutive effect of outstanding stock awards	1,260	874	1,126
Diluted weighted average shares outstanding	121,502	120,679	119,677
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(In thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2022	116,323	$11,632	$743,288	$5,590,440	$(88,860)	$(4,903,078)	$1,353,422
Net income				325,129			325,129
Foreign currency adjustments					7,914		7,914
Dividends declared, $2.44 per share				(294,779)			(294,779)
Stock issued for employee benefit plans	1,091	110	(47,364)			78,874	31,620
Stock-based compensation expense	—	—	58,169			—	58,169
Repurchase of common stock	(646)	(65)				(62,713)	(62,778)
Balance December 31, 2023	116,768	11,677	754,093	5,620,790	(80,946)	(4,886,917)	1,418,697
Net income				465,690			465,690
Foreign currency adjustments					(29,456)		(29,456)
Dividends declared, $2.46 per share				(300,143)			(300,143)
Stock issued for employee benefit plans	1,896	189	(63,629)			146,113	82,673
Stock-based compensation expense	—	—	84,590			—	84,590
Balance December 31, 2024	118,664	11,866	775,054	5,786,337	(110,402)	(4,740,804)	1,722,051
Net income				587,081			587,081
Foreign currency adjustments					32,728		32,728
Dividends declared, $2.49 per share				(302,300)			(302,300)
Stock issued for employee benefit plans	2,859	286	(120,863)			202,857	82,280
Stock-based compensation expense	—	—	80,070			—	80,070
Repurchase of common stock	(3,094)	(309)				(355,954)	(356,263)
Balance, December 31, 2025	118,429	$11,843	$734,261	$6,071,118	$(77,674)	$(4,893,901)	$1,845,647
See accompanying notes to the consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$587,081	$465,690	$325,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,818	97,160	98,985
Provision for credit losses	8,174	6,688	(6,047)
Stock-based compensation	80,070	84,590	58,169
Deferred income taxes	9,462	(80,067)	(37,746)
Excess tax benefit on stock-based compensation	(29,153)	(9,411)	(11,319)
Loss on disposal groups held for sale	(856)	32,794	17,698
Other operating activities	8,178	20,682	5,541
Changes in operating elements:
Receivables	95,359	(164,255)	607,259
Contract assets	44,283	(11,969)	68,041
Prepaid expenses and other	(17,470)	60,740	(39,048)
Right of use asset	55,185	(5,937)	19,255
Accounts payable and outstanding checks	10,783	(79,943)	(200,843)
Accrued compensation	6,264	49,681	(108,084)
Accrued transportation expense	(32,566)	6,756	(51,171)
Accrued income taxes	64,658	15,545	(2,284)
Other accrued liabilities	(17,926)	12,791	(11,991)
Lease liability	(63,482)	5,076	(16,500)
Other assets and liabilities	3,657	2,473	16,902
Net cash provided by operating activities	914,519	509,084	731,946
INVESTING ACTIVITIES
Purchases of property and equipment	(19,628)	(22,653)	(29,989)
Purchases and development of software	(50,915)	(51,635)	(54,122)
Acquisitions, net of cash acquired	(11,864)	—	—
Proceeds from divestiture	27,737	—	—
Proceeds from sale of property and equipment	—	—	1,324
Net cash used for investing activities	(54,670)	(74,288)	(82,787)
FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	159,197	114,890	56,914
Stock tendered for payment of withholding taxes	(76,917)	(32,217)	(25,294)
Repurchase of common stock	(354,652)	—	(63,884)
Cash dividends	(301,376)	(294,772)	(291,569)
Proceeds from long-term borrowings	949,000	10,000	—
Payments on long-term borrowings	(1,211,000)	(10,000)	—
Proceeds from short-term borrowings	1,548,800	3,192,500	3,893,750
Payments on short-term borrowings	(1,575,800)	(3,396,500)	(4,287,750)
Net cash used for financing activities	(862,748)	(416,099)	(717,833)
Effect of exchange rates on cash and cash equivalents	7,232	(8,152)	(3,284)
Net change in cash and cash equivalents, including cash and cash equivalents classified within assets held for sale	4,333	10,545	(71,958)
Plus: net decrease (increase) in cash and cash equivalents within assets held for sale	10,776	(10,307)	—
Cash and cash equivalents, beginning of year	145,762	145,524	217,482
Cash and cash equivalents, end of year	$160,871	$145,762	$145,524

Supplemental cash flow disclosures
Cash paid for interest	63,209	86,124	92,571
Accrued share repurchases held in other accrued liabilities	1,611	—	—
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
CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist primarily of bank deposits and highly liquid investments with an original maturity of three months or less from the time of purchase. Cash and cash equivalents held outside the United States totaled $144.9 million and $134.0 million as of December 31, 2025 and 2024, respectively. Approximately half of our cash and cash equivalents balance is denominated in U.S. Dollars although these balances are frequently held in locations where the U.S. Dollar is not the functional currency.
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

We recognized the following depreciation expense (in thousands):

2025	$32,520
2024	35,967
2023	39,569
A summary of our property and equipment as of December 31 is as follows (in thousands):

	2025	2024
Furniture, fixtures, and equipment	$161,932	$227,501
Buildings	61,668	61,286
Corporate aircraft	23,760	23,760
Leasehold improvements	94,911	89,213
Land	10,891	11,013
Construction in progress	242	617
Less: accumulated depreciation and amortization	(237,042)	(282,483)
Net property and equipment (1)	$116,362	$130,907
_________________________________________
(1) Includes $3.7 million of net property and equipment for the Europe Surface Transportation disposal group, which is presented within assets held for sale on the consolidated balance sheets as of December 31, 2024. Refer to Note 15, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
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
OTHER ASSETS. Other assets consist primarily of purchased and internally developed software. We amortize software when it is put into service using the straight-line method over three years. We recognized the following amortization expense of purchased and internally developed software (in thousands):

2025	$60,047
2024	49,032
2023	38,803
A summary of our purchased and internally developed software as of December 31 is as follows (in thousands):

	2025	2024
Purchased software	$3,243	$3,074
Internally developed software	233,550	188,950
Less accumulated amortization	(146,498)	(92,621)
Net software	$90,295	$99,403

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
NOTE 2: GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
December 31, 2023 balance	$1,188,813	$207,599	$77,188	$1,473,600
Foreign currency translation	(9,369)	(5,101)	(1,571)	(16,041)
December 31, 2024 balance(1)	1,179,444	202,498	75,617	1,457,559
Acquisitions	14,259	—	—	14,259
Divestitures(2)	—	—	(28,697)	(28,697)
Foreign currency translation	8,390	5,974	491	14,855
December 31, 2025 balance	$1,202,093	$208,472	$47,411	$1,457,976
_________________________________________
(1) Includes $28.6 million of goodwill for the Europe Surface Transportation disposal group, which is presented within assets held for sale on the consolidated balance sheets. Refer to Note 15, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
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
As part of our annual Step Zero Analysis performed in 2025, there were no factors identified suggesting that it was more likely than not that the fair value was less than their respective carrying value. As such, a Step One Analysis was not completed and no impairment has been recorded in any previous or current period presented.

Identifiable intangible assets consisted of the following as of December 31 (in thousands):

	2025			2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships(1)	$72,109	$(62,535)	$9,574	$78,280	$(55,984)	$22,296
Indefinite-lived intangibles
Trademarks	8,600	—	8,600	8,600	—	8,600
Total intangibles(1)	$80,709	$(62,535)	$18,174	$86,880	$(55,984)	$30,896
_________________________________________
(1) Amounts as of December 31, 2024, include $2.7 million of net intangible assets for the Europe Surface Transportation disposal group, which is presented within assets held for sale on the consolidated balance sheets. Refer to Note 15, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
Amortization expense for other intangible assets was (in thousands):

2025	$10,251
2024	12,161
2023	20,613
Finite-lived intangible assets, by reportable segment, as of December 31, 2025, will be amortized over their remaining lives as follows (in thousands):

	NAST	Global Forwarding	Total
2026	$7,857	$407	$8,264
2027	1,310	—	1,310
Total			$9,574
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

Assets and liabilities held for sale. On July 27, 2024, we entered into an agreement to sell our Europe Surface Transportation business. The sale included all assets and liabilities of the business other than our proprietary technology platform. As a result of the divestiture the Europe Surface Transportation disposal group was classified as held for sale as of December 31, 2024. We measured the disposal group at its fair value less costs incurred to sell and recorded a $44.5 million pre-tax loss on the disposal group in twelve months ended December 31, 2024. The fair value of the assets and liabilities held for sale were classified as Level 2 in the fair value hierarchy based on the negotiated sale price, which is an observable market-based input. The sale closed with an effective date of February 1, 2025. There are no remaining assets and liabilities held for sale as of December 31, 2025. Refer to Note 15, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
The Company may seek to manage its exposure to the risk of fluctuations in foreign currency exchange rates through the use of foreign currency forward contracts. Foreign currency forward contracts are accounted for at fair value with the recognition of all derivative instruments as either assets or liabilities on the balance sheet, and changes in fair value recognized in interest and other income/expenses, net in the consolidated statements of operations and comprehensive income. These contracts are accounted for as non-designated hedges pursuant to ASC Topic 815, “Derivatives and Hedging.” Foreign currency forward contracts are classified under Level 2 of the fair value hierarchy and are measured using market-based rates. The impact of foreign currency forward contracts were not material as of and for the twelve months ended December 31, 2025 and 2024.
We had no other Level 2 or Level 3 assets or liabilities as of and during the periods ended December 31, 2025 or 2024. There were no transfers between levels during the period.
NOTE 4: FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	December 31, 2025	December 31, 2024	Maturity	December 31, 2025	December 31, 2024
Revolving Credit Facility	4.82%	5.58%	November 2027	$—	$9,000
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables Securitization Facility (1)	4.59%	5.23%	August 2027	166,654	446,792
Senior Notes(1)	4.20%	4.20%	April 2028	597,784	596,857
Total debt				1,089,438	1,377,649
Less: Current maturities and short-term borrowing				—	(455,792)
Long-term debt				$1,089,438	$921,857
________________________________
(1) Net of unamortized discounts and issuance costs.

SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the “Credit Agreement”) with a total availability of $1 billion, which may be reduced by standby letters of credit. The Credit Agreement has a maturity date of November 19, 2027. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month SOFR plus a specified margin). As of December 31, 2025, the variable rate equaled SOFR and a credit spread adjustment of 0.10 percent plus 1.00 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility ranging from 0.07 percent to 0.15 percent. The recorded amount of borrowings outstanding, if any, approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
The Credit Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including a maximum leverage ratio of 3.75 to 1.00. The Credit Agreement also contains customary events of default.
NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes, Series A, Senior Notes Series B, and Senior Notes Series C (collectively, the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $311.8 million as of December 31, 2025. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering our own risk. If the Notes were recorded at fair value, they would be classified as Level 2 financial liability. Senior Notes Series A matured in August 2023.
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

U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On November 19, 2021, we entered into a receivables purchase agreement and related transaction documents with Bank of America, N.A. and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of a portion of our U.S. trade accounts receivable with a total availability of $500 million as of December 31, 2025. The interest rate on borrowings under the Receivables Securitization Facility is based on SOFR plus a credit spread adjustment of 0.10 percent plus 0.80 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility of 0.20 percent.
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
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes (“Senior Notes”) through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $602.8 million as of December 31, 2025, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $597.8 million as of December 31, 2025.
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
In addition to the above financing agreements, we have a $20 million discretionary line of credit with U.S. Bank of which $18.9 million is currently utilized for standby letters of credit related to insurance collateral as of December 31, 2025. These standby letters of credit are renewed annually and were undrawn as of December 31, 2025.

NOTE 5: INCOME TAXES
C.H. Robinson Worldwide, Inc., and its 80 percent (or more) owned U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2021.
The Company is no longer indefinitely reinvested with respect to the unremitted earnings of any foreign subsidiaries. However, the Company continues to assert indefinite reinvestment with respect to certain other outside‑basis temporary differences related to those subsidiaries. It is not practicable for the Company to estimate the amount of unrecognized deferred tax liability associated with other outside-basis temporary differences.
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
Recent OECD administrative guidance introduced a new “Side‑by‑Side” framework under Pillar Two, including a Side‑by‑Side Safe Harbor that can significantly reduce or eliminate top‑up taxes for multinational groups headquartered in eligible jurisdictions. The guidance that was released in early January 2026 adds clarity around the application of the global minimum tax rules, including new safe harbors and simplified compliance measures intended to ease the Pillar Two reporting and calculation burden for affected companies. The Company is currently reviewing this new guidance to evaluate potential implications for our global tax profile, operational structures, and reporting obligations beginning in 2026. The rules implemented for the tax year 2025 did not result in additional tax for the Company.
Income before provision for income taxes consisted of (in thousands):

	Twelve Months Ended December 31,
	2025	2024	2023
Domestic	$525,436	$336,328	$287,524
Foreign	197,021	242,876	121,662
Total	$722,457	$579,204	$409,186
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	As of December 31,
	2025	2024	2023
Unrecognized tax benefits, beginning of period	$19,750	$16,916	$39,056
Additions based on tax positions related to the current year	4,984	2,747	2,111
Additions for tax positions of prior years	19,193	2,168	1,268
Reductions for tax positions of prior years	(315)	(582)	(91)
Lapse in statute of limitations	(1,005)	(1,182)	(2,346)
Settlements	(13,031)	(317)	(23,082)
Unrecognized tax benefits, end of the period	$29,576	$19,750	$16,916
Income tax expense considers amounts that may be needed to cover exposures for open tax years. We do not expect any material impact related to open tax years; however, actual settlements may differ from amounts accrued.
As of December 31, 2025, December 31, 2024, and December 31, 2023, we had unrecognized tax benefits and related interest and penalties of $34.9 million, $23.5 million, and $20.1 million, respectively, all of which would affect our effective tax rate if recognized. In the unlikely event these unrecognized tax benefits and related interest and penalties were recognized fully in 2025, the impact to the annual effective tax rate would have been 4.8 percent.
We recognize interest and penalties related to uncertain tax positions in the provision for income taxes. During the years ended December 31, 2025, 2024, and 2023, we recognized approximately $0.9 million, $0.7 million, and $0.7 million in interest and penalties, respectively. We had approximately $5.3 million and $3.7 million for the payment of interest and penalties related to uncertain tax positions accrued within noncurrent income taxes payable as of December 31, 2025 and 2024, respectively. These amounts are not included in the reconciliation above.
The components of the provision for income taxes consist of the following (in thousands):

	Twelve Months Ended December 31,
	2025	2024	2023
Tax provision:
Federal	$79,297	$135,807	$55,149
State	6,494	23,081	4,014
Foreign	41,588	32,885	62,426
	127,379	191,773	121,589
Deferred provision (benefit):
Federal	7,553	(83,702)	(32,820)
State	4,745	(10,379)	6,223
Foreign	(4,301)	15,822	(10,935)
	7,997	(78,259)	(37,532)
Total provision	$135,376	$113,514	$84,057
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate after the adoption of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure, is as follows (dollars in thousands):

	Year Ended December 31, 2025
	$	%
U.S. federal statutory rate	$151,716	21.0%
State and local income taxes, net of federal income tax effect(1)	4,531	0.6
Foreign tax effects	2,186	0.3
Effect of cross-border tax laws (net of foreign tax credits)
Subpart F income	(12,038)	(1.7)
Global intangible low-taxed income	7,217	1.0
Other	(3,251)	(0.5)
Tax credits	(2,964)	(0.4)
Changes in valuation allowances	(6,274)	(0.9)
Nontaxable or nondeductible items
Share-based payment awards	(31,818)	(4.4)
Section 162(m) limitations on compensation	14,034	1.9
Other	2,576	0.4
Changes in unrecognized tax benefits	7,664	1.1
Other adjustments	1,797	0.3
Effective income tax rate	$135,376	18.7%
________________________________
(1) State taxes in Illinois, New Jersey, and Texas make up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate prior to the adoption of ASU 2023-09 is as follows:

	Twelve Months Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	1.9	2.1
Section 199 deduction	—	4.7
Share-based payment awards	(1.8)	(2.7)
Foreign tax credits	2.5	(9.5)
Other U.S. tax credits and incentives	(5.3)	(3.4)
Foreign tax rate differential	(0.4)	5.8
Remeasurement of deferred tax balances	(1.1)	—
Business divestitures(1)	1.3	0.9
Section 162(m) limitations on compensation	1.3	1.2
Other	0.2	0.4
Effective income tax rate	19.6%	20.5%
________________________________
(1) Amounts in 2024 relate to the divestiture of our Europe Surface Transportation business. Amounts in 2023 relate to the divestiture of our Argentina operations. Refer to Note 15, Divestitures, for further discussion related to these divestitures.
Income taxes paid (net of refunds received) are presented below (in thousands). Jurisdictions where income taxes paid exceeded five percent of total income taxes paid (net of refunds received) are disclosed separately.

Twelve Months Ended December 31, 2025
Federal	$63,714
State and local	13,133
Foreign
China	7,359
Ireland	(7,857)
Other	18,698
Total income taxes paid (net of refunds received)	$95,047
Cash income taxes paid (net of refunds received) were $131.8 million and $155.9 million for the twelve months ended December 31, 2024 and December 31, 2023, respectively.

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Lease liabilities	$57,430	$72,532
Compensation	45,359	64,202
Accrued expenses	36,432	42,718
Foreign affiliate prepayment	57,121	49,409
Foreign net operating loss carryforwards	59,096	69,555
Long-lived assets	117,473	109,308
Other	22,484	32,855
Total deferred tax assets (before valuation allowance)	395,395	440,579
Less: valuation allowance	(48,802)	(64,198)
Total deferred tax assets	346,593	376,381
Deferred tax liabilities:
Right-of-use assets	(50,063)	(64,686)
Prepaid assets	(7,053)	(4,928)
Foreign withholding tax	(8,803)	(10,645)
Other(1)	(8,745)	(7,778)
Total deferred tax liabilities	(74,664)	(88,037)
Net deferred tax assets	$271,929	$288,344
________________________________
(1)The amounts as of December 31, 2024, have been adjusted to conform to current year presentation.
We had foreign net operating loss carryforwards with a tax effect of $59.1 million as of December 31, 2025, and $69.6 million as of December 31, 2024. The net operating loss carryforwards will expire at various dates through 2042, with certain jurisdictions having indefinite carryforward terms. We continually monitor and review the foreign net operating loss carryforwards to determine the ability to realize the deferred tax assets associated with the foreign net operating loss carryforwards. As of December 31, 2025 and December 31, 2024, we have recorded a valuation allowance of $48.8 million and $64.2 million, respectively, against the deferred tax asset related to the foreign operating loss carryforwards that are primarily in Luxembourg.
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

STOCK AWARD PLANS. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary expense recognized within personnel expenses in our consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	2025	2024	2023
Stock options	$—	$4,352	$8,929
Stock awards	77,109	77,243	45,878
Company expense on ESPP discount	2,961	2,995	3,362
Total stock-based compensation expense	$80,070	$84,590	$58,169
On May 5, 2022, our shareholders approved a 2022 Equity Incentive Plan (the “Plan”), authorizing the issuance of up to 4,261,884 shares pursuant to awards granted under the Plan. On May 8, 2025, the Plan was amended and restated, and our shareholders approved an increase in the number of shares authorized for issuance by 4,000,000. The Plan allows us to grant certain stock awards, including stock options at fair market value, performance-based restricted stock units (“PSUs”) and shares, and time-based restricted stock units, to our key employees and non-employee directors. Shares subject to awards under the Plan or certain of our prior equity incentive plans that expire or are canceled without delivery of shares or that are settled in cash generally may become available again for issuance under the Plan. There were 4,976,254 shares available for stock awards under the Plan as of December 31, 2025.
STOCK OPTIONS. We have awarded stock options to certain key employees that vested primarily based on their continued employment. These awards were fully vested in 2024 and there is no remaining unrecognized compensation expense related to stock options as of December 31, 2025. The outstanding options have expiration dates between 2026 and 2030. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options) on the grants.
The following schedule summarizes stock option activity in the plans.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Average Remaining Life (years)
Outstanding as of December 31, 2024	3,491,998	$79.83	$82,024	3.6
Exercised	(1,803,369)	79.83
Forfeitures	(711)	71.93
Outstanding as of December 31, 2025	1,687,918	$79.84	$136,587	3.1

Vested as of December 31, 2025	1,687,918	$79.84		3.1
Exercisable as of December 31, 2025	1,687,918	$79.84		3.1
There were no potentially dilutive stock options for 2025 excluded from our diluted net income per share calculations because these securities’ exercise prices were anti-dilutive (e.g., greater than the average market price of our common stock).
Information on the intrinsic value of options exercised is as follows (in thousands):

2025	$86,930
2024	34,519
2023	14,442
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

The following table summarizes activity related to our PSUs as of December 31, 2025:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	642,257	$83.25
Granted(1)	310,479	96.51
Vested	(125,466)	92.13
Forfeitures(2)	(225,257)	89.90
Unvested as of December 31, 2025	602,013	$85.81
________________________________
(1)Amount represents PSU grants at target.
(2)Includes awards forfeited for not achieving performance targets.
The following table summarizes unvested PSUs by vesting period at target:

First Vesting Date	Last Vesting Date	Performance Shares and Stock Units Granted, Net of Forfeitures	Weighted Average Grant Date Fair Value (1)	Unvested Performance Shares and Restricted Stock Units
December 31, 2023	December 31, 2026	171,761	$92.12	23,148	(2)
December 31, 2024	December 31, 2026	312,820	73.43	283,908
December 31, 2025	December 31, 2027	294,957	96.50	294,957
		779,538	$86.28	602,013
________________________________
(1)Amount shown is the weighted average grant date fair value of PSUs granted, net of forfeitures.
(2)Remaining unvested PSUs were granted on June 26, 2023, upon the appointment of our President and Chief Executive Officer.
We granted an additional 247,793 PSUs at target in February 2026. These awards have a weighted average grant date fair value of $197.73 and will vest over a three-year period and contain an upside opportunity of up to 200 percent based upon achieving cumulative three-year dilutive earnings per share targets.
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
The following table summarizes activity related to our time-based restricted stock unit grants as of December 31, 2025:

	Number of Restricted Shares and Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	722,955	$83.22
Granted	543,096	98.54
Vested	(536,863)	87.82
Forfeitures	(77,905)	85.42
Unvested as of December 31, 2025	651,283	$91.96
We granted an additional 292,406 time-based restricted stock units in February 2026. These awards have a weighted average grant date fair value of $197.73 and will vest over a three-year period.

A summary of the fair value of stock awards vested (in thousands):

2025	$58,666
2024	71,587
2023	53,868
As of December 31, 2025, there was unrecognized compensation expense of $123.9 million related to previously granted stock awards assuming maximum achievement is obtained on our PSUs. The amount of future expense to be recognized will be based on the passage of time and contingent upon achieving cumulative three-year dilutive earnings per share targets over their respective performance period.
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

	Shares Purchased By Employees	Aggregate Cost to Employees	Expense Recognized By the Company
2025	176,568	$16,782	$2,961
2024	224,578	16,973	2,995
2023	240,418	19,051	3,362
SHARE REPURCHASE PROGRAMS. On December 9, 2021, the Board of Directors increased the company’s share repurchase authorization by an additional 20,000,000 shares of common stock. As of December 31, 2025, we had 3,669,530 shares remaining under the share repurchase authorization. The activity under these authorizations is as follows (dollar amounts in thousands):

	Shares Repurchased	Total Value of Shares Repurchased
2025 Repurchases	3,093,915	$356,263
2024 Repurchases	—	—
2023 Repurchases	645,753	62,778
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
NOTE 7: COMMITMENTS AND CONTINGENCIES
EMPLOYEE BENEFIT PLANS. We offer a defined contribution plan, which qualifies under section 401(k) of the Internal Revenue Code and covers all eligible U.S. employees. We can also elect to make matching contributions to the plan. Annual discretionary contributions may also be made to the plan. Defined contribution plan expense, including matching contributions, is as follows (in thousands):

2025	$45,787
2024	47,017
2023	45,854
We contributed a defined contribution match of six percent in 2025, 2024, and 2023.
LEASE COMMITMENTS. We maintain operating leases for office space, warehouses, office equipment, trailers, and a small number of intermodal containers. See Note 10, Leases, for further information.

LITIGATION. We are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including certain contingent auto liability cases as of December 31, 2025. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.
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
•All Other and Corporate: All Other and Corporate includes our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses. Robinson Fresh provides sourcing services including the buying; selling; and/or marketing of fresh fruits, vegetables, and other value-added perishable items. Managed Solutions provides Transportation Management Services, or Managed TMS. Other Surface Transportation revenues were primarily earned by our Europe Surface Transportation segment which was sold effective February 1, 2025. Europe Surface Transportation provided transportation and logistics services including truckload and LTL transportation services across Europe. Refer to Note 15, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.

Reportable segment information is as follows (dollars in thousands):

	Twelve Months Ended December 31, 2025
	NAST	Global Forwarding	Total
Revenues from external customers	$11,562,714	$3,090,018	$14,652,732
Other revenues from external customers (1)			1,580,031
Total consolidated revenues			16,232,763
Less significant segment expenses:
Purchased transportation and related services (2)	9,856,385	2,348,097
Personnel expenses (2)	643,979	349,955
Other selling, general, and administrative expenses (2)	440,514	208,183
Segment operating income	621,836	183,783	805,619
Other operating income (loss)(1)			(10,658)
Total consolidated operating income			794,961
Interest and other income/expenses, net			(72,504)
Income before provision for income taxes			$722,457

	Twelve Months Ended December 31, 2024
	NAST	Global Forwarding	Total
Revenues from external customers	$11,727,539	$3,805,018	$15,532,557
Other revenues from external customers (1)			2,192,399
Total consolidated revenues			17,724,956
Less significant segment expenses:
Purchased transportation and related services (2)	10,086,344	3,002,469
Personnel expenses (2)	669,611	371,576
Other selling, general, and administrative expenses (2)	440,292	218,497
Segment operating income	531,292	212,476	743,768
Other operating income (loss)(1)			(74,627)
Total consolidated operating income			669,141
Interest and other income/expenses, net			(89,937)
Income before provision for income taxes			$579,204

	Twelve Months Ended December 31, 2023
	NAST	Global Forwarding	Total
Revenues from external customers	$12,471,075	$2,997,704	$15,468,779
Other revenues from external customers (1)			2,127,664
Total consolidated revenues			17,596,443
Less significant segment expenses:
Purchased transportation and related services (2)	10,877,221	2,308,339
Personnel expenses (2)	662,037	366,464
Other selling, general, and administrative expenses (2)	471,857	237,071
Segment operating income	459,960	85,830	545,790
Other operating income (loss)(1)			(31,183)
Total consolidated operating income			514,607
Interest and other income/expenses, net			(105,421)
Income before provision for income taxes			$409,186
________________________________
(1) Other revenues from external customers and operating income (loss) are attributable to our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

Additional segment disclosures as of, and for the years ended, December 31, 2025, 2024, and 2023, is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
December 31, 2025
Depreciation and amortization	$19,354	$9,087	$74,377	$102,818
Total assets(1)	2,853,372	1,142,015	1,062,994	5,058,381
Average employee headcount	5,158	4,284	3,291	12,733
December 31, 2024
Depreciation and amortization	$20,670	$10,602	$65,888	$97,160
Total assets(1)	2,874,701	1,335,178	1,088,047	5,297,926
Average employee headcount	5,696	4,678	4,012	14,386
December 31, 2023
Depreciation and amortization	$23,027	$19,325	$56,633	$98,985
Total assets(1)	3,008,459	1,094,895	1,121,926	5,225,280
Average employee headcount	6,469	5,222	4,350	16,041
________________________________
(1) All cash and cash equivalents and certain owned properties are included in All Other and Corporate.
The following table presents our total revenues (based on location of the customer) and long-lived assets (including other intangible assets and other assets) by geographic regions (in thousands):

	For the year ended December 31,
	2025	2024	2023
Total revenues
U.S.	$14,339,494	$14,872,311	$14,795,659
Other locations	1,893,269	2,852,645	2,800,784
Total revenues	$16,232,763	$17,724,956	$17,596,443

	As of December 31,
	2025	2024	2023
Long-lived assets
U.S.	$593,629	$678,900	$728,538
Other locations	208,233	220,458	142,448
Total long-lived assets	$801,862	$899,358	$870,986

NOTE 9: REVENUE FROM CONTRACTS WITH CUSTOMERS
A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments for the twelve months ended December 31, 2025, 2024, and 2023, as follows (dollars in thousands):

	Twelve Months Ended December 31, 2025
	NAST	Global Forwarding	All Other and Corporate	Total
Major service lines:
Transportation and logistics services(1)	$11,562,714	$3,090,018	$171,072	$14,823,804
Sourcing(2)	—	—	1,408,959	1,408,959
Total	$11,562,714	$3,090,018	$1,580,031	$16,232,763

	Twelve Months Ended December 31, 2024
	NAST	Global Forwarding	All Other and Corporate	Total
Major service lines:
Transportation and logistics services(1)	$11,727,539	$3,805,018	$821,188	$16,353,745
Sourcing(2)	—	—	1,371,211	1,371,211
Total	$11,727,539	$3,805,018	$2,192,399	$17,724,956

	Twelve Months Ended December 31, 2023
	NAST	Global Forwarding	All Other and Corporate	Total
Major service lines:
Transportation and logistics services(1)	$12,471,075	$2,997,704	$903,881	$16,372,660
Sourcing(2)	—	—	1,223,783	1,223,783
Total	$12,471,075	$2,997,704	$2,127,664	$17,596,443
_______________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration and amounts are not due from our customer prior to the completion of our performance obligations and as such contract liabilities as of December 31, 2025 and 2024, and revenue recognized in the twelve months ended December 31, 2025, 2024, and 2023, resulting from contract liabilities were not significant. Contract assets and accrued expenses—transportation expenses fluctuate from period to period primarily based upon changes in transportation pricing and costs and shipments in-transit at period end.
Approximately 88 percent, 89 percent, and 90 percent of our total revenues for the twelve months ended December 31, 2025, 2024, and 2023, respectively, are attributable to arranging for the transportation of our customers’ freight for which we transfer control and satisfy our performance obligation over the requisite transit period. A days-in-transit output method is used to measure the progress of our performance as of the reporting date. We determine the transit period based upon the departure date and the delivery date, which may be estimated if delivery has not occurred as of the reporting date. Determining the transit period and how much of it has been completed as of the reporting date may require management to make judgments that affect the timing of revenue recognized. We have determined that revenue recognition over the transit period provides a faithful depiction of the transfer of goods and services to our customer as our obligation is performed over the transit period. The transaction price for our performance obligation under these arrangements is generally fixed and readily determinable upon contract inception and is not contingent upon the occurrence or non-occurrence of another event.
Approximately nine percent, eight percent, and seven percent of our total revenues for the twelve months ended December 31, 2025, 2024, and 2023, respectively, are attributable to buying, selling, and/or marketing of produce including fresh fruits, vegetables, and other value-added perishable items. Total revenues for these transactions are recognized at a point in time upon completion of our performance obligation, which is generally when the produce is received by our customer. The transaction price for our performance obligation under these arrangements is generally fixed and readily determinable upon contract inception and is not contingent upon the occurrence or non-occurrence of another event.

Approximately three percent of our total revenues for the twelve months ended December 31, 2025, 2024, and 2023, respectively, are attributable to value-added logistics services, such as customs brokerage, fee-based managed solutions, warehousing services, and supply chain consulting and optimization services. Total revenues for these services are recognized over time as we complete our performance obligation. Transaction price is determined and allocated to these performance obligations at their fixed fee or agreed upon rate multiplied by their associated measure of progress, which may be transactional volumes, labor hours, or time elapsed.
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
Our operating leases are included on the consolidated balance sheets as right-of-use lease assets and lease liabilities. A right-of-use lease asset represents our right to use an underlying asset over the term of a lease, while a lease liability represents our obligation to make lease payments arising from the lease. Current and noncurrent lease liabilities are recognized on the commencement date at the present value of lease payments, including non-lease components, which consist primarily of common area maintenance and parking charges. Right-of-use lease assets are also recognized on the commencement date as the total lease liability plus prepaid rents. As our leases typically do not provide an implicit rate, we use our fully collateralized incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is influenced by market interest rates, our credit rating, and lease term, and as such, may differ for individual leases.
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
We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of December 31, 2025.

Information regarding lease costs, other lease information, remaining lease term, and discount rate are presented below (dollars in thousands):

	Twelve Months Ended December 31,
Lease Costs	2025	2024(1)	2023(1)
Operating lease expense	$91,228	$96,884	$100,635
Short-term lease expense	4,323	4,109	5,377
Right-of-use asset impairments(2)	6,855	11,950	—
Total lease expense(3)	$102,406	$112,943	$106,012
_______________________________
(1) The twelve months ended December 31, 2024 and December 31, 2023 have been adjusted to conform to current year presentation.
(2) During the twelve months ended December 31, 2025, we recognized a $6.3 million impairment charge included in All Other and Corporate resulting from the execution of a sublease agreement on a portion of our Kansas City Regional Center. The impairment was determined by comparing the discounted cash flows of the head lease and sublease rental payments. All other right-of-use asset impairments were associated with restructuring initiatives. During the twelve months ended December 31, 2024, we recognized $12.0 million of impairments associated with restructuring initiatives. Refer to Note 14, Restructuring, for further discussion related to our restructuring programs.
(3) Total lease expense is included within other selling, general, and administrative expenses in our consolidated statements of operations and comprehensive income.

	Twelve Months Ended December 31,
Other Lease Information	2025	2024	2023
Operating cash outflows from operating leases	$99,523	$97,743	$97,880
Right-of-use lease assets obtained in exchange for new lease liabilities	29,788	85,233	66,473

	As of December 31,
Lease Term and Discount Rate	2025	2024
Weighted average remaining lease term (in years)	4.9	5.5
Weighted average discount rate	4.5%	4.3%
The maturity of lease liabilities as of December 31, 2025, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
2026	$84,147
2027	74,844
2028	59,736
2029	44,716
2030	31,663
Thereafter	46,205
Total lease payments	341,311
Less: Interest	(35,363)
Present value of lease liabilities	$305,948

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

A rollforward of our allowance for credit losses on our accounts receivable balance is presented below for the twelve months ended December 31, 2024 and 2025 (in thousands):

Balance, December 31, 2023	$14,229
Provision	6,693
Write-offs	(6,884)
Balance, December 31, 2024(1)	14,038
Provision	8,566
Write-offs	(8,184)
Balance, December 31, 2025	$14,420
_________________________________________
(1) Includes an immaterial allowance for credit losses for the Europe Surface Transportation disposal group, which is presented within assets held for sale on the consolidated balance sheets. Refer to Note 15, Divestitures, for further discussion related to the sale of our Europe Surface Transportation business.
Recoveries of amounts previously written off were not significant for the twelve months ended December 31, 2025.
NOTE 12: CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in the Stockholders’ investment on our consolidated balance sheets. The recorded balance as of December 31, 2025 and 2024, was $77.7 million and $110.4 million, respectively, and is comprised primarily of foreign currency adjustments, including foreign currency translation.
Other comprehensive income was $32.7 million for the twelve months ended December 31, 2025, driven primarily by fluctuations in the Singapore Dollar, Australian Dollar, and the Euro. Other comprehensive loss was $29.5 million for the twelve months ended December 31, 2024, driven primarily by fluctuations in the Singapore Dollar, Australian Dollar, and the Euro.
NOTE 13: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Standards:
In December 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the required disaggregation within the income tax rate reconciliation and by requiring disaggregation of income taxes paid by jurisdiction. The ASU requires public business entities to provide a more detailed, tabular rate reconciliation using both percentages and amounts, with certain reconciling items disaggregated by nature and/or jurisdiction, and to disclose income taxes paid (net of refunds received) disaggregated between federal, state/local, and foreign jurisdictions. We adopted ASU 2023‑09 for the fiscal year ended December 31, 2025, and have prospectively updated our income tax disclosures in accordance with the new requirements. The adoption primarily impacted the presentation and level of disaggregation within the rate reconciliation and income taxes paid disclosures, as reflected in Note 5, Income Taxes.
Recently Issued Accounting Standards:
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU modernizes the accounting for internal‑use software by eliminating the previous software project stage model and replacing it with a principles‑based capitalization threshold. Under the new guidance, entities begin capitalizing internal‑use software costs when management authorizes and commits to funding the project and it is probable that the project will be completed and the software will perform its intended function. The guidance is effective for all public entities for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Entities may adopt the ASU prospectively, retrospectively, or using a modified retrospective approach, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on our accounting policies, related capitalization practices, disclosures, and consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05 that amends ASC 326, Financial Instruments — Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is intended to reduce the cost and complexity of estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The ASU introduces a practical expedient that allows entities to assume that current economic conditions as of the balance‑sheet date will remain unchanged for the remaining life of these assets when developing reasonable and supportable forecasts. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, and early adoption is permitted. The Company expects to adopt ASU 2025-05 on January 1, 2026. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires entities to disaggregate specified natural expense categories within each relevant expense caption presented on the income statement using a tabular footnote disclosure. The guidance also requires disclosure of qualitative descriptions for any amounts within those captions that are not separately quantified. The guidance in this ASU is effective for all public entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Entities may adopt the standard either prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating the impact of this new guidance on our consolidated financial statements and related disclosures.
NOTE 14: RESTRUCTURING
2025 Restructuring Program: In the second quarter of 2025, we initiated a new restructuring program (the “2025 Restructuring Program”) aimed at enhancing operational efficiency and achieving cost savings through the adoption of advanced technologies, including artificial intelligence (“AI”). The program is centered around two key initiatives:
Process Optimization and Workforce Productivity - The first initiative focuses on streamlining operations by leveraging cutting-edge technological innovations to significantly enhance workforce productivity. This includes the integration of automation and AI-driven solutions to reduce manual processes and improve overall efficiency. As a result of this initiative, we have incurred and expect to continue to incur, severance and related personnel costs associated with workforce reductions.
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
In 2025, we recognized restructuring charges of $30.4 million primarily related to workforce reductions and related personnel expenses. We expect to incur restructuring charges of $50 million to $75 million in total over the duration of the 2025 Restructuring Program primarily related to severance and other personnel related costs and impairments related to the early termination or abandonment of facilities under operating leases. The amount and timing of the restructuring charges we will recognize depend upon multiple factors, such as the implementation and integration of automation and AI-driven solutions across targeted areas of the enterprise, natural employee turnover, and our ability to consolidate our global facilities. Cash payments related to the 2025 Restructuring Program totaled $24.6 million in the twelve months ended December 31, 2025.
A summary of charges related to our 2025 Restructuring Program are presented below (in thousands):

Twelve Months Ended December 31,
2025
Severance(1)	$27,099
Other personnel expenses(1)	1,693
Other selling, general, and administrative expenses(2)	1,613
Total	$30,405
________________________________
(1) Amounts are included within personnel expenses in our consolidated statements of operations and comprehensive income.
(2) Amounts are included within other selling, general, and administrative expenses in our consolidated statements of operations and comprehensive income.

The following table summarizes restructuring charges related to our 2025 Restructuring Program by reportable segment (in thousands):

	Twelve Months Ended December 31, 2025
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$10,185	$14,961	$3,646	$28,792
Other selling, general, and administrative expenses	384	1,167	62	1,613
The following table summarizes activity related to our 2025 Restructuring Program and liabilities included in our consolidated balance sheets (in thousands):

	Accrued Severance and Other Personnel Expenses	Accrued Other Selling, General, and Administrative Expenses	Total(1)
Balance, December 31, 2024	$—	$—	$—
Restructuring charges	28,792	1,613	30,405
Cash payments	(24,135)	(429)	(24,564)
Settled non-cash	—	(893)	(893)
Accrual adjustments(2)	(867)	—	(867)
Balance, December 31, 2025	$3,790	$291	$4,081
________________________________
(1) Amounts are included within accrued expenses - compensation on the consolidated balance sheet as of December 31, 2025.
(2) Accrual adjustments primarily relate to changes in estimates for certain employee termination costs, including those settling for an amount different than originally estimated and foreign currency adjustments.
2024 Restructuring Program: In 2024, the Company announced a restructuring program (the “2024 Restructuring Program”) to drive our enterprise strategy and reduce our cost structure. The 2024 Restructuring Program was executed in phases, focused on waste reduction, reprioritizing our product and technology teams on fewer strategic initiatives, driving synergies across our portfolio of services, and unifying the go-to-market strategy of our divisions.

The major initiatives included 1) optimizing our management hierarchy, which included a reduction in workforce; 2) reprioritizing the efforts of our product and technology teams, resulting in the impairment of certain internally developed software projects. We have realigned our product and technology teams to focus on fewer strategic initiatives to accelerate the capabilities of our platform to deliver market-leading outcomes for our customers, contract carriers, and employees.
In 2024, we recognized restructuring charges of $45.7 million primarily related to workforce reductions, an impairment of internally developed software, and charges related to reducing our facilities footprint including early termination or abandonment of office buildings under operating leases. We paid $3.7 million and $21.6 million in the twelve months ended December 31, 2025 and 2024, respectively, related to the 2024 Restructuring Program. The initiatives under our 2024 Restructuring Program were completed in 2024 and there are no remaining accrued liabilities related to the program.
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

The following table summarizes activity related to our 2024 Restructuring Program and liabilities included in our consolidated balance sheets (in thousands):

	Accrued Severance and Other Personnel Expenses	Accrued Other Selling, General, and Administrative Expenses	Total(1)
Balance, December 31, 2023	$—	$—	$—
Restructuring charges	23,857	21,876	45,733
Cash payments	(19,213)	(2,416)	(21,629)
Settled non-cash	—	(19,101)	(19,101)
Accrual adjustments(2)	(965)	(15)	(980)
Balance, December 31, 2024	3,679	344	4,023
Cash payments	(3,405)	(342)	(3,747)
Accrual adjustments(2)	(274)	(2)	(276)
Balance, December 31, 2025	$—	$—	$—
________________________________
(1) Amounts are included within accrued expenses - compensation on the consolidated balance sheets as of December 31, 2024.
(2) Accrual adjustments primarily relate to changes in estimates for certain employee termination costs, including those settling for an amount different than originally estimated and foreign currency adjustments.
2022 Restructuring Program: In 2022, we announced organizational changes to support our enterprise strategy of accelerating our digital transformation and productivity initiatives. We paid $3.6 million of cash related to the 2022 Restructuring Program in the twelve months ended December 31, 2024. The initiatives under our 2022 Restructuring Program were completed in 2023 and there are no remaining accrued liabilities related to the program.
A summary of charges related to our 2022 Restructuring Program are presented below (in thousands):

Twelve Months Ended December 31,
2023
Severance(1)	$14,358
Other personnel expenses(1)	1,814
Other selling, general, and administrative expenses(2)	1,304
Total	$17,476
________________________________
(1) Amounts are included within personnel expenses in our consolidated statements of operations and comprehensive income.
(2) Amounts are included within other selling, general, and administrative expenses in our consolidated statements of operations and comprehensive income.
The following table summarizes restructuring charges related to our 2022 Restructuring Program by reportable segment for the year ended 2023 (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$1,083	$2,176	$12,913	$16,172
Other selling, general, and administrative expenses	8	197	1,099	1,304

NOTE 15: DIVESTITURES
Europe Surface Transportation Divestiture: In 2024, we entered into an agreement with sennder Technologies GmbH to sell our Europe Surface Transportation business, which was included in our All Other and Corporate segment. The divestiture was part of our enterprise strategy to drive focus on profitable growth in our four core modes—North American truckload and LTL and global ocean and air—as engines to ignite growth and create the most value for our stakeholders. We determined the divestiture did not represent a strategic shift that would have a major effect on our consolidated results of operations, and therefore the results of our Europe Surface Transportation business are not reported as discontinued operations. The sale included all of the assets and liabilities of the business other than our proprietary technology platform.
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
The sale closed effective February 1, 2025. We received $27.7 million of consideration at closing with additional fixed installment payments due throughout 2026. The remaining consideration due is collateralized by all current and future accounts receivable of the Europe Surface Transportation business. We recognized transaction related expenses net of post-closing working capital adjustments of $2.1 million in the twelve months ended December 31, 2025. There are no remaining assets and liabilities held for sale as of December 31, 2025.
A summary of exit and disposal costs related to our Europe Surface Transportation divestiture included in our All Other and Corporate segment is presented below (in thousands):

	Twelve Months Ended December 31,
	2025	2024
Personnel expenses(1)	$1,194	$—
Other selling, general, and administrative expenses(2)	914	44,462
Income tax benefits(3)	(359)	(800)
Total	$1,749	$43,662
________________________________
(1) Amounts are included within personnel expenses in our consolidated statements of operations and comprehensive income.
(2) Amounts are included within other selling, general, and administrative expenses in our consolidated statements of operations and comprehensive income. For the twelve months ended December 31, 2024, the amounts consist primarily of a $44.5 million loss on the disposal group and direct costs to sell.
(3) Amounts are included within provision for income taxes in our consolidated statements of operations and comprehensive income.

A summary of assets and liabilities associated with the Europe Surface Transportation disposal group that were held for sale, is presented below (in thousands):

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
(2) Cumulative translation loss of foreign entities sold was included within accumulated other comprehensive losses on the consolidated balance sheets.
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
(2) Amounts are included within other selling, general, and administrative expenses in our consolidated statements of operations and comprehensive income and consist primarily of a $17.7 million loss on the disposal group.
(3) Amounts are included within interest and other income/expense, net in our consolidated statements of operations and comprehensive income.
(4) Amounts are included within provision for income taxes in our consolidated statements of operations and comprehensive income.

The following table summarizes exit and disposal costs related to our South American divestiture by reportable segment (in thousands):

	Twelve Months Ended December 31, 2023
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$—	$1,641	$596	$2,237
Other selling, general, and administrative expenses	—	17,961	367	18,328
Other miscellaneous expenses	—	1,420	—	1,420
Income tax benefits	—	(795)	—	(795)
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to provide reasonable assurance information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based upon that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and the COSO criteria, management concluded that, as of December 31, 2025, the Company maintained effective internal control over financial reporting.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s internal control over financial reporting as of December 31, 2025, and has issued a report that is included in Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
Except as follows, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K during the three months ended December 31, 2025.
On November 3, 2025, Michael Castagnetto, our President of North American Surface Transportation, adopted a prearranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act, for the sale of shares of our common stock. Mr. Castagnetto’s Rule 10b5-1 plan was entered into during an open trading window according to the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Castagnetto’s Rule 10b5-1 plan provides for the potential sale of up to 13,576 shares of our common stock, so long as the market price of our common stock is higher than the certain minimum threshold prices specified in Mr. Castagnetto’s Rule 10b5-1 plan, between February 2, 2026 and February 17, 2026.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Equity Compensation Plans
The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (1)
Equity compensation plans approved by security holders	4,714,660	(2)	$79.84	(3)	6,449,679
Equity compensation plans not approved by security holders	48,789	(4)	—		—
Total	4,763,449		$79.84		6,449,679
________________________________
(1)    Includes 1,473,425 shares available for issuance under our Employee Stock Purchase Plan and 4,976,254 shares that may become subject to future awards in the form of stock options, restricted stock units, performance shares, and performance-based restricted stock units under the Plan.
(2)    Represents 1,687,918 shares issuable upon exercise of outstanding stock options, 1,600,399 vested and 625,642 unvested restricted stock units, and 221,836 vested and 578,865 unvested performance stock units that will vest if target levels are achieved.
(3)    Represents weighted average exercise price of outstanding stock options.
(4)    Upon the appointment of our President and CEO, we granted 142,584 time-based restricted units and 91,016 performance stock units at target. As of December 31, 2025, 25,641 restricted stock units remained unvested and outstanding, and 54,348 vested and 23,148 unvested performance stock units that will vest if target levels are achieved.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(1)The Company’s 2025 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.
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

†10.3
C.H. Robinson Worldwide Inc., Amended and Restated 2022 Equity Incentive Plan, effective May 8, 2025 (incorporated by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on March 25, 2025)

10.4
Credit Agreement dated as of May 6, 2022 Among C.H. Robinson Worldwide Inc., the Lenders, and U.S. Bank National Association, as Administrative Agent (incorporated by reference to the Company’s Current Form on Form 8-K filed on May 11, 2022)

10.5
Fourth Omnibus Amendment dated November 21, 2022 among C.H. Robinson Worldwide, Inc., the guarantors and lenders party thereto and U.S. Bank National Association, as LC Issuer, Swing Line Lender and Administrative Agent for the lenders, to that certain Credit Agreement, dated as of October 29, 2012, by and among the C.H. Robinson Company Inc., the lenders, and U.S. Bank National Association, as LC Issuer, Swing Line Lender and Administrative Agent for the lenders, as previously amended (incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K filed on November 23, 2022)

10.6
Third Amendment to Note Purchase Agreement dated as of November 21, 2022 by and among C.H. Robinson Worldwide, Inc., the noteholders party thereto and the guarantors party thereto (incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K filed on November 23, 2022)

10.7
Receivables Purchase Agreement, dated November 19, 2021, by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, the various conduit purchasers, committed purchasers and purchaser agents from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 23, 2021)

10.8
Second Amendment to the Receivables Purchase Agreement, dated July 7, 2022 by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, and the various conduit purchasers, committed purchasers and purchaser agents, and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K on July 12, 2022)

10.9
Third Amendment to the Receivables Purchase Agreement, dated November 7, 2023, by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, and the various conduit purchasers, committed purchasers and purchaser agents, and administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 7, 2023)

10.10
Receivables Sale Agreement, dated November 19, 2021, by and among C.H. Robinson, Company Inc., and the other originators from time to time party thereto, C.H. Robinson Receivables, LLC, and C.H. Robinson Worldwide, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K on November 23, 2021)

10.11
First Amendment to the Receivables Sale Agreement, dated July 7, 2022 by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, and the originators party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K on July 12, 2022)

10.12
Performance Guaranty, dated November 19, 2021, made by C.H. Robinson Worldwide, Inc., for the benefit of Bank of America, N.A, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K on November 23, 2021)

10.13
Fourth Amendment to the Receivables Purchase Agreement, dated October 14, 2024, by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, and the various conduit purchasers, committed purchasers and purchaser agents, and administrative agents (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report filed on November 1, 2024)

10.14
Fifth Amendment to the Receivables Purchase Agreement, dated August 12, 2025 by and among C.H. Robinson Worldwide, Inc., C.H. Robinson Receivables, LLC, and the various conduit purchasers, committed purchasers and purchaser agents, and administrative agent (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on August 12, 2025)

†10.15
Form of C.H. Robinson Executive Separation and Change in Control Plan and Summary Plan Description For Eligible U.S. Employees (incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 10-Q filed on August 2, 2024)

†10.16*	C.H. Robinson Worldwide, Inc., Amended 2015 Non-Equity Incentive Plan

†10.17	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

†10.18*	Form of Key Employee Agreement

†10.19	Form of Restricted Stock Unit Award Agreement – U.S. Senior Leaders (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)

†10.20	Form of Performance Stock Unit Award (EPS) Agreement – U.S. Senior Leaders (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)

†10.21	Form of Performance Stock Unit Award (AGP) Agreement – U.S. Senior Leaders (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)

†10.22	Form of Restricted Stock Unit Award Agreement - U.S. Senior Leaders (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021)

†10.23	Form of Performance Stock Unit Award (EPS) Agreement - U.S. Senior Leaders (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021)

†10.24	Form of Performance Stock Unit Award (AGP) Agreement - U.S. Senior Leaders (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021)

†10.25	Form of 2023 Retention Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K filed on January 3, 2023)

†10.26	Form of 2023 Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

†10.27	Form of 2023 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

†10.28	Form of 2023 Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

†10.29
Employment offer letter agreement with David Bozeman dated June 4, 2023, including forms of equity award agreements (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 6, 2023)

†10.30
Form of Performance Stock Unit Award Agreement - Senior Leadership Team and Chief Executive Officer (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on 10-K filed on February 16, 2024)

†10.31	Form of 2024 Restricted Stock Unit Award Agreement - U.S. Senior Leaders (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on 10-K filed on February 16, 2024)

†10.32	Form of 2024 Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on 10-K for the year ended December 31, 2023)

†10.33	Employment offer letter agreement with Damon Lee fully executed June 4, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 6, 2024)

†10.34*	Employment offer letter agreement with Dorothy Capers fully executed on March 26, 2025

*19.1	Insider Trading Policy

*21	Subsidiaries of the Company

*23.1	Consent of Deloitte & Touche LLP

*24	Powers of Attorney

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Compensation Recovery Policy (incorporated by reference to Exhibit 97 in the Company's Annual Report on Form 10-K for the year ended December 31, 2023)

*101	The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 13, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024, and 2023, (ii) Consolidated Balance Sheets as of December 31, 2025 and 2024, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023, (iv) Consolidated Statements of Stockholders’ Investment for the years ended 2025, 2024, and 2023, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Current Report on Form 10-K formatted in Inline XBRL

*	Filed herewith
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of the Form 10-K Report

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on February 13, 2026.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ Damon J. Lee
Damon J. Lee
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2026.

Signature	Title

/s/ David P. Bozeman	Chief Executive Officer (Principal Executive Officer)
David P. Bozeman

/s/ Damon J. Lee	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Damon J. Lee

*	Chair of the Board
Jodee A. Kozlak

*	Director
Kermit R. Crawford

*	Director
Edward G. Feitzinger

*	Director
Timothy C. Gokey

*	Director
Mark A. Goodburn

*	Director
Mary J. Steele Guilfoile

*	Director
Michael H. McGarry

*	Director
Paige K. Robbins

*	Director
Paula C. Tolliver

*By:	/s/ Dorothy G. Capers
Dorothy G. Capers
Chief Legal Officer and Secretary