Form 10-Q
period 2026-03-31
C. H. ROBINSON WORLDWIDE, INC.
filed 2026-05-01
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2026, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 117,873,042.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$159,665	$160,871
Receivables, net of allowance for credit loss of $14,763 and $14,420	2,542,172	2,360,829
Contract assets, net of allowance for credit loss	181,862	156,441
Prepaid expenses and other	123,718	120,402
Total current assets	3,007,417	2,798,543
Property and equipment, net of accumulated depreciation and amortization	111,105	116,362
Goodwill	1,459,459	1,457,976
Other intangible assets, net of accumulated amortization	15,802	18,174
Right-of-use lease assets	274,782	278,323
Deferred tax assets	272,259	293,455
Other assets	94,595	95,548
Total assets	$5,235,419	$5,058,381

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,336,384	$1,210,295
Outstanding checks	29,921	30,981
Accrued expenses:
Compensation	110,970	188,838
Transportation expense	144,976	120,708
Income taxes	26,917	33,745
Other accrued liabilities	175,658	174,955
Current lease liabilities	71,662	72,180
Total current liabilities	1,896,488	1,831,702

Long-term debt	1,342,727	1,089,438
Noncurrent lease liabilities	230,097	233,768
Noncurrent income taxes payable	38,048	34,875
Deferred tax liabilities	22,018	21,526
Other long-term liabilities	1,920	1,425
Total liabilities	3,531,298	3,212,734
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,199 and 179,199 shares issued, 118,157 and 118,429 outstanding	11,816	11,843
Additional paid-in capital	692,567	734,261
Retained earnings	6,143,464	6,071,118
Accumulated other comprehensive loss	(78,105)	(77,674)
Treasury stock at cost (61,042 and 60,770 shares)	(5,065,621)	(4,893,901)
Total stockholders’ investment	1,704,121	1,845,647
Total liabilities and stockholders’ investment	$5,235,419	$5,058,381
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Transportation	$3,643,711	$3,721,915
Sourcing	369,223	324,825
Total revenues	4,012,934	4,046,740
Costs and expenses:
Purchased transportation and related services	3,015,310	3,081,370
Purchased products sourced for resale	337,131	292,282
Personnel expenses	352,723	348,553
Other selling, general, and administrative expenses	132,084	147,682
Total costs and expenses	3,837,248	3,869,887
Income from operations	175,686	176,853
Interest and other income/expense, net	(9,013)	(20,051)
Income before provision for income taxes	166,673	156,802
Provision for income taxes	19,440	21,500
Net income	147,233	135,302
Other comprehensive (loss) income	(431)	10,435
Comprehensive income	$146,802	$145,737

Basic net income per share	$1.23	$1.12
Diluted net income per share	$1.22	$1.11

Basic weighted average shares outstanding	119,803	120,969
Dilutive effect of outstanding stock awards	1,207	963
Diluted weighted average shares outstanding	121,010	121,932
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2025	118,429	$11,843	$734,261	$6,071,118	$(77,674)	$(4,893,901)	$1,845,647
Net income				147,233			147,233
Foreign currency adjustments					(431)		(431)
Dividends declared, $0.63 per share				(74,887)			(74,887)
Stock issued for employee benefit plans	959	96	(69,989)			42,175	(27,718)
Stock-based compensation expense	—	—	28,295			—	28,295
Repurchase of common stock	(1,231)	(123)				(213,895)	(214,018)
Balance March 31, 2026	118,157	$11,816	$692,567	$6,143,464	$(78,105)	$(5,065,621)	$1,704,121

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2024	118,664	$11,866	$775,054	$5,786,337	$(110,402)	$(4,740,804)	$1,722,051
Net income				135,302			135,302
Foreign currency adjustments					10,435		10,435
Dividends declared, $0.62 per share				(74,418)			(74,418)
Stock issued for employee benefit plans	779	78	(83,179)			50,080	(33,021)
Stock-based compensation expense	—	—	23,146			—	23,146
Repurchase of common stock	(485)	(48)				(48,722)	(48,770)
Balance March 31, 2025	118,958	$11,896	$715,021	$5,847,221	$(99,967)	$(4,739,446)	$1,734,725
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$147,233	$135,302
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	24,852	25,642
Provision for credit losses	1,725	1,315
Stock-based compensation	28,295	23,146
Deferred income taxes	22,236	15,675
Excess tax benefit on stock-based compensation	(23,895)	(7,032)
Change in loss on disposal group	—	(569)
Other operating activities	1,332	6,665
Changes in operating elements:
Receivables	(197,522)	(70,602)
Contract assets	(25,628)	2,898
Prepaid expenses and other	(3,363)	(10,994)
Right of use asset	1,696	19,315
Accounts payable and outstanding checks	125,397	58,699
Accrued compensation	(77,992)	(71,579)
Accrued transportation expense	24,268	(2,071)
Accrued income taxes	20,057	19,445
Other accrued liabilities	4,567	(12,535)
Lease liability	(3,228)	(26,615)
Other assets and liabilities	(1,431)	426
Net cash provided by operating activities	68,599	106,531
INVESTING ACTIVITIES
Purchases of property and equipment	(2,635)	(3,348)
Purchases and development of software	(12,381)	(12,734)
Cash used for acquisitions	(150)	—
Proceeds from divestiture	11,828	27,737
Net cash (used for) provided by investing activities	(3,338)	11,655
FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	40,362	16,808
Stock tendered for payment of withholding taxes	(68,080)	(49,829)
Repurchase of common stock	(212,659)	(47,700)
Cash dividends	(79,030)	(77,490)
Proceeds from long-term borrowings	678,000	—
Payments on long-term borrowings	(425,000)	—
Proceeds from short-term borrowings	—	682,000
Payments on short-term borrowings	—	(670,000)
Net cash used for financing activities	(66,407)	(146,211)
Effect of exchange rates on cash and cash equivalents	(60)	1,429
Net change in cash and cash equivalents, including cash and cash equivalents classified within assets held for sale	(1,206)	(26,596)
Plus: net decrease in cash and cash equivalents within assets held for sale	—	10,776
Cash and cash equivalents, beginning of period	160,871	145,762
Cash and cash equivalents, end of period	$159,665	$129,942
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
Consistent with SEC rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States. You should read the condensed consolidated financial statements and related notes in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2025.
RECENTLY ADOPTED ACCOUNTING STANDARDS
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05 that amends ASC 326, Financial Instruments — Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides a practical expedient that permits an entity to estimate expected credit losses on current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606 by assuming current economic conditions as of the balance sheet date do not change over the remaining life of the asset. We elected the practical expedient in ASU 2025-05 effective January 1, 2026 and applied the guidance prospectively. The adoption did not have a material impact on the Company’s consolidated financial statements.
RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU modernizes the accounting for internal‑use software by eliminating the previous software project stage model and replacing it with a principles‑based capitalization threshold. Under the new guidance, entities begin capitalizing internal‑use software costs when management authorizes and commits to funding the project and it is probable that the project will be completed and the software will perform its intended function. The guidance is effective for all public entities for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Entities may adopt the ASU prospectively, retrospectively, or using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on our accounting policies, related capitalization practices, disclosures, and consolidated financial statements.
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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance, December 31, 2025	$1,202,093	$208,472	$47,411	$1,457,976
Foreign currency translation	2,025	(639)	97	1,483
Balance, March 31, 2026	$1,204,118	$207,833	$47,508	$1,459,459
Goodwill is tested annually for impairment on November 30, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying value (“Step Zero Analysis”). If the Step Zero Analysis indicates it is more likely than not that the fair value of our reporting units is less than their respective carrying value, an additional impairment assessment is performed (“Step One Analysis”). As part of our 2025 annual impairment test, we determined that the fair value of our reporting units exceeded their respective carrying values and our goodwill balance was not impaired.
There were no changes in circumstances or events identified in the first quarter of 2026 that would indicate an interim impairment analysis was required for any of our remaining reporting units as of March 31, 2026.
Identifiable intangible assets consisted of the following (in thousands):

	March 31, 2026			December 31, 2025
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$55,000	$(47,798)	$7,202	$72,109	$(62,535)	$9,574
Indefinite-lived intangibles
Trademarks	8,600	—	8,600	8,600	—	8,600
Total intangibles	$63,600	$(47,798)	$15,802	$80,709	$(62,535)	$18,174
Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Amortization expense	$2,372	$2,537
Finite-lived intangible assets as of March 31, 2026 will be amortized over their remaining lives as follows (in thousands):

Remainder of 2026	$5,892
2027	1,310
Total(1)	$7,202
______________________________
(1) All remaining amortization expense for finite-lived intangible assets relates to our NAST reportable segment.

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
We may seek to manage our exposure to the risk of fluctuations in foreign currency exchange rates through the use of foreign currency forward contracts. Foreign currency forward contracts are accounted for at fair value with the recognition of all derivative instruments as either assets or liabilities on the balance sheet, and changes in fair value recognized in interest and other income/expenses, net in the consolidated statements of operations and comprehensive income. These contracts are accounted for as non-designated hedges pursuant to ASC Topic 815, “Derivatives and Hedging.” Foreign currency forward contracts are classified under Level 2 of the fair value hierarchy and are measured using market-based rates. The impact of foreign currency forward contracts was not material as of and for the three months ended March 31, 2026.
We had no other assets or liabilities measured at fair value on a recurring basis that were classified as Level 2 or Level 3 as of and during the periods ended March 31, 2026, and December 31, 2025. There were no transfers between levels during the period.
NOTE 4. FINANCING ARRANGEMENTS
The components of our short-term and long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	March 31, 2026	December 31, 2025	Maturity	March 31, 2026	December 31, 2025
Revolving credit facility	4.67%	4.82%	November 2027	$—	$—
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables Securitization Facility(1)	4.57%	4.59%	August 2027	419,708	166,654
Senior Notes(1)	4.20%	4.20%	April 2028	598,019	597,784
Total debt				1,342,727	1,089,438
Less: Current maturities and short-term borrowing				—	—
Long-term debt				$1,342,727	$1,089,438
____________________________________________
(1) Net of unamortized discounts and issuance costs.
SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the “Credit Agreement”) with a total availability of $1 billion, which may be reduced by standby letters of credit. The Credit Agreement has a maturity date of November 19, 2027. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month SOFR plus a specified margin). As of March 31, 2026, the variable rate equaled SOFR plus 1.00 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility ranging from 0.07 percent to 0.15 percent. The recorded amount of borrowings outstanding, if any, approximates fair value because of the short maturity period of the debt; therefore, we consider these borrowings to be a Level 2 financial liability.
The Credit Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including a maximum leverage ratio of 3.75 to 1.00. The Credit Agreement also contains customary events of default.

NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes Series A, Senior Notes Series B, and Senior Notes Series C (collectively, the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $310.1 million on March 31, 2026. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering our own risk. If the Notes were recorded at fair value, they would be classified as a Level 2 financial liability. Senior Notes Series A matured in August 2023.
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
U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On November 19, 2021, we entered into a receivables purchase agreement and related transaction documents with Bank of America, N.A. and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of a portion of our U.S. trade accounts receivable with a total availability of $500 million as of March 31, 2026. The interest rate on borrowings under the Receivables Securitization Facility is based on SOFR plus a credit spread adjustment of 0.10 percent plus 0.80 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility of 0.20 percent.
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
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes (“Senior Notes”) through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $595.8 million as of March 31, 2026, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $598.0 million as of March 31, 2026.
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
In addition to the above financing agreements, we have a $35 million discretionary line of credit with U.S. Bank of which $26.7 million is utilized for standby letters of credit related to insurance collateral as of March 31, 2026. These standby letters of credit are renewed annually and were undrawn as of March 31, 2026.
NOTE 5. INCOME TAXES
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate is as follows below.

	Three Months Ended March 31,
	2026	2025
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	2.6	2.0
Share-based payment awards	(21.9)	(6.1)
Foreign tax credits	(1.0)	(1.9)
Other U.S. tax credits and incentives	(0.7)	(1.6)
Foreign tax rate differential	2.7	(2.7)
Section 162(m) limitations on compensation	8.8	1.7
Other	0.2	1.3
Effective income tax rate	11.7%	13.7%
Certain foreign jurisdictions in which we operate have enacted legislation implementing elements of the Organization for Economic Cooperation and Development’s Pillar Two global minimum tax framework, which generally provides for a minimum tax rate of 15 percent on large multinational enterprises. We are subject to these rules in certain jurisdictions, and any resulting tax impacts have been reflected in the income tax provision for the periods presented.
As of March 31, 2026, we have $38.0 million of unrecognized tax benefits and related interest and penalties. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2022.
NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock awards	27,079	21,984
Company expense on ESPP discount	1,216	1,162
Total stock-based compensation expense	$28,295	$23,146
On May 5, 2022, our shareholders approved a 2022 Equity Incentive Plan (the “Plan”), authorizing the issuance of up to 4,261,884 shares pursuant to awards granted under the Plan. On May 8, 2025, the Plan was amended and restated, and our shareholders approved an increase in the number of shares authorized for issuance by 4,000,000. The Plan allows us to grant certain stock awards, including stock options at fair market value, performance-based restricted stock units (“PSUs”) and shares, and time-based restricted stock units, to our key employees and non-employee directors. Shares subject to awards under the Plan or certain of our prior plans that expire or are canceled without delivery of shares or that are settled in cash generally may become available again for issuance under the Plan. There were 4,322,410 shares available for stock awards under the Plan as of March 31, 2026.

Stock Options – We have awarded stock options to certain key employees that vest primarily based on their continued employment. These awards are fully vested and there is no remaining unrecognized compensation expense related to stock options as of March 31, 2026. The outstanding options have expiration dates between 2026 and 2030. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options) on the grants.
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
Performance-based Awards
We have awarded PSUs on an annual basis to certain key employees. These PSUs vest over a three-year period based on the achievement of certain cumulative dilutive earnings per share targets. These PSUs contain an upside opportunity of up to 200 percent of target contingent upon obtaining certain targets mentioned above over their respective performance period.
Time-based Awards
We award time-based restricted stock units to certain key employees. These time-based awards are granted on an annual basis and vest over a three-year period. In 2023, we also granted retention awards, which vest over a one-year to three-year period. These awards vest primarily based on the passage of time and the employee’s continued employment.
We granted 247,793 PSUs at target and 292,406 time-based restricted stock units in February 2026 that vest over a three-year period. The PSUs will vest upon achieving cumulative three-year dilutive earnings per share targets and contain an upside opportunity of up to 200 percent. The PSUs and time-based restricted stock unit awards had a weighted average grant date fair value of $197.73 and provide for two-years of post-termination vesting upon a qualified retirement.
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
As of March 31, 2026, there was unrecognized compensation expense of $241.8 million related to previously granted stock awards assuming maximum achievement is obtained on our PSUs. The amount of future expense to be recognized will be based on the passage of time and contingent upon obtaining certain targets mentioned above over their respective performance period.
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

Three Months Ended March 31, 2026
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
48,819	$6,891	$1,216
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
Our CODM utilizes segment operating income as the primary measure to evaluate the performance of our reportable segments. Operating income is an important measure of our ability to optimize our cost structure through innovation of our proprietary operating systems and accelerating the capabilities of our workforce. It also guides the allocation of resources, including employees, technology investments, and capital resource investments to each segment. Additionally, operating income is also an important measure of our ability to maintain pricing discipline and drive profitable growth while effectively serving our customers and contract carriers. We consider operating income to be our primary performance metric. The review of segment performance and the allocation of resources occurs primarily in the annual budgeting process and through a regular cadence of operating reviews to monitor the progress of strategic initiatives included in our enterprise balanced scorecard. We identify two reportable segments with all other segments included in “All Other and Corporate” as follows:
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
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies located in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

Reportable segment information is as follows (dollars in thousands):

	Three Months Ended March 31, 2026
	NAST	Global Forwarding	Total
Revenues from external customers	$2,947,323	$664,730	$3,612,053
Other revenues from external customers(1)			400,881
Total consolidated revenues			4,012,934
Less significant segment expenses:
Purchased transportation and related services(2)	2,516,246	502,439
Personnel expenses(2)	176,096	78,897
Other selling, general, and administrative expenses(2)	109,851	51,710
Segment operating income	145,130	31,684	176,814
Other operating income (loss)(1)			(1,128)
Total consolidated operating income			175,686
Interest and other income/expenses, net			(9,013)
Income before provision for income taxes			$166,673

	Three Months Ended March 31, 2025
	NAST	Global Forwarding	Total
Revenues from external customers	$2,868,420	$774,888	$3,643,308
Other revenues from external customers(1)			403,432
Total consolidated revenues			4,046,740
Less significant segment expenses:
Purchased transportation and related services(2)	2,450,096	590,260
Personnel expenses(2)	162,810	87,729
Other selling, general, and administrative expenses(2)	111,843	53,956
Segment operating income	143,671	42,943	186,614
Other operating income (loss)(1)			(9,761)
Total consolidated operating income			176,853
Interest and other income/expenses, net			(20,051)
Income before provision for income taxes			$156,802
_______________________________________
(1) Other revenues from external customers and other operating income (loss) are attributable to our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

Reportable segment information is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended March 31, 2026
Depreciation and amortization	$4,763	$1,935	$18,154	$24,852
Total assets(1)	3,095,674	1,098,418	1,041,327	5,235,419
Average employee headcount	4,752	3,848	3,105	11,705

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended March 31, 2025
Depreciation and amortization	$4,809	$2,139	$18,694	$25,642
Total assets(1)	2,989,401	1,292,915	943,798	5,226,114
Average employee headcount	5,280	4,514	3,553	13,347
_________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.

NOTE 9. REVENUE FROM CONTRACTS WITH CUSTOMERS
A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments (in thousands):

	Three Months Ended March 31, 2026
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$2,947,323	$664,730	$31,658	$3,643,711
Sourcing(2)	—	—	369,223	369,223
Total revenues	$2,947,323	$664,730	$400,881	$4,012,934

	Three Months Ended March 31, 2025
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$2,868,420	$774,888	$78,607	$3,721,915
Sourcing(2)	—	—	324,825	324,825
Total revenues	$2,868,420	$774,888	$403,432	$4,046,740
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration, and amounts are not due from our customers, prior to the completion of our performance obligation. As such, contract liabilities were not significant as of March 31, 2026, and revenue recognized from contract liabilities for the three months ended March 31, 2026 and 2025 was not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon changes in transportation pricing and costs and shipments in-transit at period end.
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
We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of March 31, 2026.

Information regarding lease expense, remaining lease term, discount rate, and other select lease information are presented below (dollars in thousands):

	Three Months Ended March 31,
Lease Costs	2026	2025(1)
Operating lease expense	$21,876	$21,626
Short-term lease expense	639	1,527
Right-of-use asset impairments(2)	991	6,259
Total lease expense(3)	$23,506	$29,412
___________________________
(1) The three months ended March 31, 2025 have been adjusted to conform to current year presentation.
(2) During the three months ended March 31, 2025, we recognized a $6.3 million impairment charge related to our Kansas City regional center lease which is included in All Other and Corporate. The impairment resulted from the execution of a sublease agreement on a portion of the facility. The impairment was determined by comparing the discounted cash flows of the head lease and sublease rental payments. All other right-of use asset impairment charges were associated with restructuring initiatives. Refer to Note 13, Restructuring, for further discussion related to our restructuring programs.
(3) Total lease expense is included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.

	Three Months Ended March 31,
Other Lease Information	2026	2025
Operating cash flows from operating leases	$23,409	$28,948
Right-of-use lease assets obtained in exchange for new lease liabilities	19,125	6,497

Lease Term and Discount Rate	As of March 31, 2026	As of December 31, 2025
Weighted average remaining lease term (in years)	4.8	4.9
Weighted average discount rate	4.5%	4.5%
The maturities of lease liabilities as of March 31, 2026, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2026	$61,626
2027	78,971
2028	63,016
2029	47,903
2030	35,169
Thereafter	49,914
Total lease payments	336,599
Less: Interest	(34,840)
Present value of lease liabilities	$301,759
NOTE 11. ALLOWANCE FOR CREDIT LOSSES
Our allowance for credit losses is computed using a number of factors, including our past credit loss experience and our customers' credit ratings, in addition to other customer-specific factors. We have also considered recent trends and developments related to the current macroeconomic environment in determining our ending allowance for credit losses for both accounts receivable and contract assets. The allowance for credit losses on contract assets was not significant as of March 31, 2026.
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below (in thousands):

Balance, December 31, 2025	$14,420
Provision	1,519
Write-offs	(1,176)
Balance, March 31, 2026	$14,763

Recoveries of amounts previously written off were not significant for the three months ended March 31, 2026.

NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' Investment on our condensed consolidated balance sheets. The recorded balance on March 31, 2026, and December 31, 2025, was $78.1 million and $77.7 million, respectively. The recorded balance on March 31, 2026, and December 31, 2025, is comprised solely of foreign currency adjustments, including foreign currency translation.
Other comprehensive loss was $0.4 million for the three months ended March 31, 2026, primarily driven by losses in the Euro, Indonesian rupiah, and Polish zloty, partially offset by gains in the Australian dollar and Singapore dollar. Other comprehensive income was $10.4 million for the three months ended March 31, 2025, primarily driven by fluctuations in the Euro and Singapore Dollar.
NOTE 13: RESTRUCTURING
2025 Restructuring Program: In the second quarter of 2025, we initiated a restructuring program (the “2025 Restructuring Program”) aimed at enhancing operational efficiency and achieving cost savings through the adoption of advanced technologies, including artificial intelligence (“AI”). The program is centered around two key initiatives:
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
Facilities Consolidation and Footprint Optimization - The second initiative involves the consolidation and centralization of our facilities to align with the reduced workforce resulting from the first initiative. This effort is designed to optimize our physical footprint and support a more agile and cost-effective operating model. As a result of this initiative, we have recognized asset impairments related to the early termination or abandonment of certain facilities under operating leases.
These initiatives are expected to materially reduce our cost structure and better position the Company for sustainable, long-term growth in an increasingly technology-driven marketplace. The 2025 Restructuring Program is expected to span the next two years, during which we will continue to implement advanced technologies across the enterprise and review opportunities to consolidate our global facilities.
We recognized restructuring charges of $20.2 million in the three months ended March 31, 2026, primarily related to workforce reductions and related personnel expenses. We expect to incur restructuring charges of $50 million to $75 million in total between 2025 through early 2028 primarily related to severance and other personnel related costs and impairments related to the early termination or abandonment of facilities under operating leases for the 2025 Restructuring Program. The amount and timing of the restructuring charges we will recognize depend upon multiple factors, such as the implementation and integration of automation and AI-driven solutions across targeted areas of the enterprise, natural employee turnover, and our ability to consolidate our global facilities. We paid $6.2 million of cash in the three months ended March 31, 2026 related to the 2025 Restructuring Program.
A summary of charges related to our 2025 Restructuring Program are presented below (in thousands):

Three Months Ended March 31,
2026
Severance(1)	$17,321
Other personnel expenses(1)	1,449
Other selling, general, and administrative expenses(2)	1,444
Total	$20,214
________________________________
(1) Amounts are included within personnel expenses in our condensed consolidated statements of operations and comprehensive income.
(2) Amounts are included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.

The following tables summarizes restructuring charges related to our 2025 Restructuring Program by reportable segment (in thousands):

	Three Months Ended March 31, 2026
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$16,034	$1,083	$1,653	$18,770
Other selling, general, and administrative expenses	42	1,427	(25)	1,444
The following table summarizes activity related to our 2025 Restructuring Program and liabilities included in our consolidated balance sheets (in thousands):

	Accrued Severance and Other Personnel Expenses	Accrued Other Selling, General, and Administrative Expenses	Total(1)
Balance, December 31, 2025	$3,790	$291	$4,081
Restructuring charges	18,770	1,444	20,214
Cash payments	(5,935)	(221)	(6,156)
Settled non-cash	—	(991)	(991)
Accrual adjustments(2)	(49)	(17)	(66)
Balance, March 31, 2026	$16,576	$506	$17,082
________________________________
(1) Amounts are included within accrued expenses - compensation on the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025.
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
The sale closed effective February 1, 2025. We received $27.7 million of consideration at closing and $11.8 million in the first quarter of 2026 with additional fixed installment payments due in 2026. The remaining consideration due is collateralized by current and future accounts receivable of the Europe Surface Transportation business. There are no remaining assets and liabilities held for sale as of March 31, 2026.

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
FORWARD-LOOKING INFORMATION
Our Quarterly Report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience or our present expectations, including, but not limited to, factors such as changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; fuel price increases or decreases, or fuel shortages; competition and growth rates within the global logistics industry that could adversely impact our profitability and ability to achieve our long-term growth targets; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; risks associated with seasonal changes or significant disruptions in the transportation industry; risks associated with identifying and completing suitable acquisitions; our dependence upon and changes in relationships with existing contracted truck, rail, ocean, and air carriers; risks associated with the loss of significant customers; risks associated with reliance on technology to operate our business; cybersecurity related risks; our ability to staff and retain employees; risks associated with operations outside of the United States; our ability to successfully integrate the operations of acquired companies with our historic operations or efficiently manage divestitures; climate change related risks; risks associated with our indebtedness; risks associated with interest rates; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with the potential impact of changes in government regulations including environmental-related regulations; risks associated with the changes to income tax regulations; risks associated with the produce industry, including food safety and contamination issues; the impact of changes in political and governmental conditions; changes to our capital structure; changes due to catastrophic events; risks associated with the usage of artificial intelligence technologies; risks associated with cybersecurity events; and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 13, 2026, as well as the updates to these risk factors included in Part II—“Item 1A, Risk Factors,” herein.
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

The reconciliation of gross profits to adjusted gross profits and gross profit margin to adjusted gross profit margin is presented below (dollars in thousands):

	Three Months Ended March 31,
	2026		2025
Revenues:
Transportation	$3,643,711		$3,721,915
Sourcing	369,223		324,825
Total revenues	4,012,934		4,046,740
Costs and expenses:
Purchased transportation and related services	3,015,310		3,081,370
Purchased products sourced for resale	337,131		292,282
Direct internally developed software amortization	13,862		15,666
Total direct costs	3,366,303		3,389,318
Gross profits / Gross profit margin	646,631	16.1%	657,422	16.2%
Plus: Direct internally developed software amortization	13,862		15,666
Adjusted gross profits / Adjusted gross profit margin	$660,493	16.5%	$673,088	16.6%
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

	Three Months Ended March 31,
	2026	2025

Total revenues	$4,012,934	$4,046,740
Income from operations	175,686	176,853
Operating margin	4.4%	4.4%

Adjusted gross profits	$660,493	$673,088
Income from operations	175,686	176,853
Adjusted operating margin	26.6%	26.3%

MARKET TRENDS
During the first quarter of 2026, the North American surface transportation market experienced heightened volatility, driven primarily by tightening carrier capacity and rising operating costs, while freight demand showed only limited signs of recovery. Capacity pressures increased as regulatory enforcement activity and higher operating costs accelerated carrier attrition, contributing to higher market pricing. These conditions were exacerbated by winter weather, which created regional capacity constraints. In addition, escalating geopolitical uncertainty contributed to higher diesel fuel prices, further increasing all-in transportation rates and adding near-term cost pressure and operational complexity for both carriers and shippers.
One of the key metrics we use to measure market conditions is the truckload routing guide depth from our Managed Solutions business. This metric measures the average number of carriers contacted before securing a transportation provider. Routing guide depth of 1 would be perfect performance and 2 would be extremely poor. As carrier capacity tightened during the quarter, routing guide performance deteriorated, with average routing guide depth increasing to 1.5 in the first quarter of 2026, compared to 1.3 in both the fourth quarter of 2025 and the first quarter of 2025.
Looking ahead, continued uncertainty related to fuel prices, regulatory enforcement impacting driver availability, and geopolitical disruptions may continue to drive volatility and exert upward pressure on transportation rates as the industry enters the seasonally stronger spring and summer months.
During the first quarter of 2026, the global forwarding market was influenced primarily by supply-side dynamics rather than underlying demand conditions. Market conditions reflected the impact of conflict-related rerouting, elevated fuel costs, and carriers’ strategic capacity management actions, including blank sailings. This compared to the first quarter of 2025, where ocean freight volumes accelerated ahead of anticipated tariff implementations. Ocean freight rates declined substantially during the first quarter of 2026 driven by excess vessel capacity but were increasingly influenced by fuel-related surcharges. The airfreight market remained balanced, mirroring the first quarter of 2025 although pricing was similarly affected by elevated fuel costs. Airspace restrictions related to the conflict in the Middle East resulted in longer flight times, contributing to increased fuel consumption and higher operating costs near the end of the first quarter of 2026.
BUSINESS TRENDS
Our surface transportation business operated in a rising cost environment during the first quarter of 2026, as discussed in the Market Trends section. As a result of these challenging market conditions, our average truckload linehaul cost per mile, excluding fuel surcharges, increased approximately 13.0 percent during the first quarter of 2026 compared to the first quarter of 2025. Our average truckload linehaul rate charged to our customers, excluding fuel surcharges, increased approximately 11.0 percent during the first quarter of 2026. Despite the rapidly increasing cost environment, we improved our adjusted gross profit per transaction in both truckload and less than truckload (“LTL”) services, driven by the continued advancement of our dynamic pricing and costing capabilities. These capabilities enabled us to respond faster and more surgically to meet our contractual commitments and adapt quickly to the changing spot market. Our combined North American Surface Transportation (“NAST”) truckload and LTL volume held flat year-over-year in the first quarter of 2026, significantly outperforming the Cass Freight Index, which declined 6.2 percent compared to the first quarter of 2025.
Our global forwarding results in the first quarter of 2026 were largely in-line with the market trends discussed above. Our year-over-year ocean freight shipments decreased 10.5 percent and our airfreight tonnage decreased 15.0 percent, driven by the accelerated shipping activity ahead of anticipated tariff implementations in the first quarter of 2025.
On February 1, 2025, we divested our Europe Surface Transportation business, which provided transportation and logistics services, including truckload and LTL transportation services across Europe. This business represented the majority of our Other Surface Transportation operations included in All Other and Corporate.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select first quarter 2026 year-over-year operating comparisons to the first quarter 2025:
•Total revenues decreased 0.8 percent to $4.0 billion, primarily driven by lower volume in our ocean and truckload services and lower pricing in our ocean services. This was partially offset by higher pricing in our truckload and LTL services.
•Gross profits decreased 1.6 percent to $646.6 million. Adjusted gross profits decreased 1.9 percent to $660.5 million, primarily driven by lower adjusted gross profit per transaction and lower volume in our ocean services. This was partially offset by higher adjusted gross profit per transaction in our LTL services.

•Personnel expenses increased 1.2 percent to $352.7 million, primarily due to higher restructuring charges related to workforce reductions. This was partially offset by cost optimization efforts and productivity improvements. Average employee headcount decreased 12.3 percent.
•Other selling, general, and administrative (“SG&A”) expenses decreased 10.6 percent to $132.1 million primarily due to a prior year impairment charge on our Kansas City regional center lease resulting from the execution of a sublease agreement on a portion of the building. In addition, other SG&A expenses declined across several expense categories in 2026 due to cost optimization efforts.
•Income from operations decreased 0.7 percent to $175.7 million, due to the decrease in adjusted gross profit and higher restructuring charges, partially offset by the decrease in operating expenses.
•Adjusted operating margin of 26.6 percent increased 30 basis points.
•Interest and other income/expense, net totaled $9.0 million of expense, consisting primarily of $14.0 million of interest expense, which decreased $2.8 million versus last year due to a lower average debt balance and lower variable interest rates. The first quarter of 2026 results also include a $1.7 million net gain from foreign currency revaluation and realized foreign currency gains and losses.
•The effective tax rate in the quarter was 11.7 percent compared to 13.7 percent in the first quarter last year. The lower rate in the first quarter of 2026 was driven by higher tax benefits related to stock-compensation deliveries, partially offset by non-recurring discrete items and lower U.S. and foreign tax credits and incentives.
•Net income totaled $147.2 million, an increase of 8.8 percent from a year ago.
•Diluted earnings per share increased 9.9 percent to $1.22.
•Cash flow from operations decreased $37.9 million, primarily driven by a sequential increase in net operating working capital.

CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025	% change
Revenues:
Transportation	$3,643,711	$3,721,915	(2.1)%
Sourcing	369,223	324,825	13.7%
Total revenues	4,012,934	4,046,740	(0.8)%
Costs and expenses:
Purchased transportation and related services	3,015,310	3,081,370	(2.1)%
Purchased products sourced for resale	337,131	292,282	15.3%
Personnel expenses	352,723	348,553	1.2%
Other selling, general, and administrative expenses	132,084	147,682	(10.6)%
Total costs and expenses	3,837,248	3,869,887	(0.8)%
Income from operations	175,686	176,853	(0.7)%
Interest and other income/expense, net	(9,013)	(20,051)	(55.0)%
Income before provision for income taxes	166,673	156,802	6.3%
Provision for income taxes	19,440	21,500	(9.6)%
Net income	$147,233	$135,302	8.8%

Diluted net income per share	$1.22	$1.11	9.9%

Average employee headcount	11,705	13,347	(12.3)%

Adjusted gross profit margin percentage(1)
Transportation	17.2%	17.2%	— bps
Sourcing	8.7%	10.0%	(130 bps)
Total adjusted gross profit margin	16.5%	16.6%	(10 bps)
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
A reconciliation of our reportable segments to our consolidated results can be found in Note 8, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.
Consolidated Results of Operations—Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025
Total revenues and direct costs. Total transportation revenues and direct costs decreased primarily due to lower volume in ocean and truckload services and lower pricing in ocean services, partially offset by higher pricing in truckload and LTL services. Our ocean volumes and pricing declined compared to the elevated levels experienced in the first quarter of 2025, which benefited from accelerated shipping activity ahead of anticipated tariff implementations. Pricing has also declined substantially due to excess vessel capacity in the market. In our NAST business, industry volumes continued to decline, while capacity pressures increased as regulatory enforcement activity and higher operating costs accelerated carrier attrition, contributing to higher market pricing. These conditions were exacerbated by winter weather, which created regional capacity constraints. Our sourcing total revenue and direct costs increased, driven by increased volume in foodservice and retail customers.

Gross profits and adjusted gross profits. Our transportation adjusted gross profits decreased, driven primarily by lower adjusted gross profit per transaction in ocean services and lower volume in ocean and truckload services, as discussed above. These declines were partially offset by higher adjusted gross profit per transaction in our LTL and truckload services. The decrease in ocean adjusted gross profit per transaction was primarily attributable to excess vessel capacity, which significantly reduced pricing across the market. The higher adjusted gross profit per transaction in our LTL and truckload services was driven by the continued advancement of our dynamic pricing and costing capabilities. These capabilities enabled us to respond faster and more surgically to meet our contractual commitments and adapt to rising spot market costs during the first quarter of 2026. Sourcing adjusted gross profits decreased slightly driven by margin compression primarily with retail customers.
Operating expenses. Personnel expenses increased primarily due to higher restructuring charges related to workforce reductions offset in part by cost optimization efforts and productivity improvements, including lower average employee headcount. Other SG&A expenses decreased primarily due to a prior year impairment charge discussed below. In addition, other SG&A expenses declined across several expense categories in the first quarter of 2026 due to cost optimization efforts.
Our personnel expenses in the first quarter of 2026 included $18.8 million of severance and related personnel expenses. We also incurred $1.4 million of restructuring related other SG&A expenses in the first quarter of 2026. These expenses were both associated with our 2025 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2025 Restructuring Program.
Our personnel expenses for the first quarter of 2025 included $1.2 million of severance and related personnel expenses and $1.2 million of other SG&A expenses resulting from the divestiture of our Europe Surface Transportation business. Refer to Note 14, Divestitures, for further discussion related to the divestiture of our Europe Surface Transportation business. We also incurred $6.3 million of other SG&A expenses in the first quarter of 2025 resulting from an impairment charge on our Kansas City regional center lease resulting from the execution of a sublease agreement on a portion of the building.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $14.0 million which decreased $2.8 million during the first quarter of 2026, due to a lower average debt balance and lower variable interest rates. The current period included a $1.7 million net gain from foreign currency revaluation and realized foreign currency gains and losses. The first quarter of 2025 included a $3.4 million net loss from foreign currency revaluation and realized foreign currency gains and losses.
Provision for income taxes. Our effective income tax rate was 11.7 percent for the first quarter of 2026 compared to 13.7 percent for the first quarter of 2025. The effective income tax rate for the first quarter of 2026 was lower than the statutory federal income tax rate primarily due to the impact of share-based payment awards which decreased the effective income tax rate by 21.9 percentage points, partially offset by non-deductible executive compensation expenses which increased the effective tax rate by 8.8 percentage points. The effective income tax rate for the first quarter of 2025 was lower than the statutory federal income tax rate primarily due to the tax benefit of share-based payment awards, a lower tax rate on foreign earnings and U.S. tax credits and incentives which decreased the effective income tax rate by 6.1 percentage points, 2.7 percentage points, and 1.6 percentage points, respectively.

NAST Segment Results of Operations

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	% change
Total revenues	$2,947,323	$2,868,420	2.8%
Costs and expenses:
Purchased transportation and related services	2,516,246	2,450,096	2.7%
Personnel expenses	176,096	162,810	8.2%
Other selling, general, and administrative expenses	109,851	111,843	(1.8)%
Total costs and expenses	2,802,193	2,724,749	2.8%
Income from operations	$145,130	$143,671	1.0%

	Three Months Ended March 31,
	2026	2025	% change
Average employee headcount	4,752	5,280	(10.0)%
Service line volume statistics
Truckload			(3.5)%
LTL			2.0%

Adjusted gross profits(1)
Truckload	$247,307	$252,006	(1.9)%
LTL	161,676	146,354	10.5%
Other	22,094	19,964	10.7%
Total adjusted gross profits	$431,077	$418,324	3.0%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025
Total revenues and direct costs. NAST total revenues and direct costs increased primarily due to higher market pricing in truckload and LTL services, higher fuel surcharges, and increased LTL volumes. These increases were partially offset by lower truckload volumes. Elevated market pricing was driven by supply‑side pressures, including increased regulatory enforcement activity and increasing carrier operating costs, which accelerated carrier attrition and resulted in higher transportation rates. Our average truckload linehaul rate per mile charged to customers, which excludes fuel surcharges, increased approximately 11.0 percent in the first quarter of 2026 compared to the first quarter of 2025. Our truckload linehaul cost per mile, excluding fuel surcharges, increased approximately 13.0 percent in the first quarter of 2026 compared to the first quarter of 2025.
Gross profits and adjusted gross profits. NAST adjusted gross profits increased primarily due to higher adjusted gross profit per transaction in truckload and LTL services and increased LTL volumes. These increases were partially offset by lower truckload volumes. The increase in adjusted gross profit per transaction in truckload and LTL services reflects the continued advancement of our dynamic pricing and costing capabilities. These capabilities enabled us to respond faster and more surgically to meet our contractual commitments and adapt to rising spot market costs during the first quarter of 2026.
Operating expenses. NAST personnel expenses increased primarily due to higher restructuring charges related to workforce reductions offset in part by cost optimization efforts and productivity improvements, including lower average employee headcount. NAST other SG&A expenses decreased primarily due to lower claims expense and declines across several expense categories.
NAST personnel expenses in the first quarter of 2026 included $16.0 million of severance and related personnel expenses related to our 2025 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2025 Restructuring Program.
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

Global Forwarding Segment Results of Operations

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	% change
Total revenues	$664,730	$774,888	(14.2)%
Costs and expenses:
Purchased transportation and related services	502,439	590,260	(14.9)%
Personnel expenses	78,897	87,729	(10.1)%
Other selling, general, and administrative expenses	51,710	53,956	(4.2)%
Total costs and expenses	633,046	731,945	(13.5)%
Income from operations	$31,684	$42,943	(26.2)%

	Three Months Ended March 31,
	2026	2025	% change
Average employee headcount	3,848	4,514	(14.8)%
Service line volume statistics
Ocean			(10.5)%
Air			(15.0)%
Customs			(2.0)%

Adjusted gross profits(1)
Ocean	$89,829	$115,283	(22.1)%
Air	32,135	32,297	(0.5)%
Customs	32,320	26,935	20.0%
Other	8,007	10,113	(20.8)%
Total adjusted gross profits	$162,291	$184,628	(12.1)%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025
Total revenues and direct costs. Global Forwarding total revenues and direct costs decreased significantly in the first quarter of 2026, primarily driven by lower volumes across all services and significantly lower pricing and purchased transportation costs in ocean services. Ocean volumes and pricing declined from the elevated levels experienced in the first quarter of 2025, which benefited from accelerated shipping activity ahead of anticipated tariff implementations. Pricing also declined substantially due to excess vessel capacity in the market, despite conflict-related rerouting, elevated fuel costs, and carriers’ strategic capacity management actions, including blank sailings.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits decreased in the first quarter of 2026 primarily driven by significantly lower adjusted gross profit per shipment in ocean services and reduced volumes across all services, as discussed above. These declines were partially offset by an increase in customs adjusted gross profit per transaction. The decrease in adjusted gross profit per shipment in ocean services was primarily attributable to excess vessel capacity, which significantly reduced pricing across the market.
Operating expenses. Personnel expenses decreased driven by cost optimization efforts and productivity improvements including lower average employee headcount and lower incentive compensation expense. Global Forwarding other SG&A expenses decreased primarily due to declines across several expense categories.
In addition to the above, Global Forwarding personnel expenses for the first quarter of 2026 included $1.1 million of severance and related personnel expenses. We also incurred $1.4 million in other SG&A expenses the first quarter of 2026. These expenses were both associated with our 2025 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2025 Restructuring Program.

All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	% change
Total revenues	$400,881	$403,432	(0.6)%
Loss from operations	(1,128)	(9,761)	(88.4)%

Adjusted gross profits(1)
Robinson Fresh	37,517	37,653	(0.4)%
Managed Solutions	29,608	27,846	6.3%
Other Surface Transportation	—	4,637	(100.0)%
Total adjusted gross profits	$67,125	$70,136	(4.3)%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025
Total revenues and direct costs. Total revenues decreased and direct costs were essentially flat. Total revenues and direct costs decreased due to the divestiture of our Europe Surface Transportation business on February 1, 2025. Additionally, total revenues and direct costs in our Robinson Fresh business increased driven by increased volume in foodservice and retail customers.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits decreased slightly driven by margin compression primarily with retail customers. Managed Solutions adjusted gross profits increased due to an increase in freight under management.
Restructuring, lease impairment charge, and divestiture expenses. All Other and Corporate personnel expenses in the first quarter of 2026 included $1.7 million of severance and related personnel expenses associated with our 2025 Restructuring Program.
Our personnel expenses for the first quarter of 2025 included $1.2 million of severance and related personnel expenses and $1.2 million of other SG&A expenses resulting from the divestiture of our Europe Surface Transportation business. Refer to Note 14, Divestitures, for further discussion related to the divestiture of our Europe Surface Transportation business. We also incurred $6.3 million of other SG&A expenses in the first quarter of 2025 resulting from an impairment charge on our Kansas City regional center lease resulting from the execution of a sublease agreement on a portion of the building.
LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (in thousands):

Description	Carrying Value as of March 31, 2026	Borrowing Capacity	Maturity
Revolving credit facility	$—	$1,000,000	November 2027
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables Securitization Facility(1)	419,708	500,000	August 2027
Senior Notes(1)	598,019	600,000	April 2028
Total debt	$1,342,727	$2,425,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.
We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, share repurchases or other investments.

Cash and cash equivalents totaled $159.7 million as of March 31, 2026, and $160.9 million as of December 31, 2025. Cash and cash equivalents held outside the United States totaled $149.5 million as of March 31, 2026, and $144.9 million as of December 31, 2025.
We prioritize our investments to grow our market share and expand globally in key industries, trade lanes, and geographies, and to digitize our customer, carrier, and internal tools to support our organic growth. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Sources (uses) of cash:
Cash provided by operating activities	$68,599	$106,531

Capital expenditures	(15,016)	(16,082)
Cash used for acquisition	(150)	—
Proceeds from divestiture	11,828	27,737
Cash (used for) provided by investing activities	(3,338)	11,655

Repurchase of common stock	(212,659)	(47,700)
Cash dividends	(79,030)	(77,490)
Net borrowings on debt	253,000	12,000
Other financing activities	(27,718)	(33,021)
Cash used for financing activities	(66,407)	(146,211)
Effect of exchange rates on cash and cash equivalents	(60)	1,429
Net change in cash and cash equivalents	$(1,206)	$(26,596)
Cash flows from operating activities. The decrease in cash provided by operating activities was primarily driven by higher pricing in the North American surface transportation market toward the end of the first quarter of 2026. Capacity tightened as increased regulatory enforcement activity and higher carrier operating costs accelerated carrier attrition, negatively impacting routing guide performance and contributing to higher market pricing. These dynamics were further exacerbated by winter weather, which created regional capacity constraints, in addition to higher diesel fuel prices, both of which contributed to increased all-in transportation rates. As a result of these market conditions, net operating working capital increased, adversely impacting cash provided by operating activities during the first quarter of 2026. We continue to closely monitor credit and collections activities and the quality of our accounts receivable balance to minimize risk as well as work with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.
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
The sale of our Europe Surface Transportation business closed during the first quarter of 2025. We received $27.7 million of consideration at closing during the first quarter of 2025 and $11.8 million of consideration in the first quarter of 2026. Additional installment payments are due in 2026. The remaining consideration due is collateralized by current and future accounts receivable of the Europe Surface Transportation business.
Cash flows from financing activities. Net cash used for financing activities decreased significantly in the first quarter of 2026 compared to the first quarter of 2025, driven by an increase in net borrowings on debt partially offset by an increase in cash returned to shareholders. Net borrowings on debt increased driven by a significant increase in share repurchases in the first quarter of 2026 compared to the prior year.

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
As of March 31, 2026, we were in compliance with all of the covenants under our debt agreements.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Refer to Note 1, Basis of Presentation, contained in this Quarterly Report for a discussion of recently issued accounting pronouncements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the company's 2025 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of March 31, 2026, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the company’s 2025 Annual Report on Form 10-K for a discussion on the company’s market risk. As of March 31, 2026, there were no material changes in market risk from those disclosed in the company’s 2025 Annual Report on Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
(b) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, or future results. There have not been material changes in our risk factors set forth in the company’s 2025 Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about company purchases of common stock during the quarter ended March 31, 2026:

	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2026 – January 31, 2026	227,366	$171.04	196,600	3,472,930
February 1, 2026 – February 28, 2026	1,031,121	173.31	684,000	2,788,930
March 1, 2026 – March 31, 2026	370,146	174.29	351,000	2,437,930
First Quarter 2026	1,628,633	$173.21	1,231,600	2,437,930
________________________________
(1) The total number of shares purchased based on trade date includes: (i) 1,231,600 shares of common stock purchased under the authorization described below; and (ii) 397,033 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(2) In December 2021, the Board of Directors increased the number of shares authorized for repurchase by 20,000,000 shares. As of March 31, 2026, there were 2,437,930 shares remaining for future repurchases. Repurchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.
On October 28, 2025, the Board of Directors approved an additional $2.0 billion of authorization under the company’s share repurchase program. The stock repurchase program does not obligate the company to acquire any amount of common stock and shall expire or terminate at the Board's discretion.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Except as follows, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K during the three months ended March 31, 2026.
On February 12, 2026, Michael Castagnetto, our President of North American Surface Transportation, terminated a Rule 10b5-1 trading arrangement he had previously adopted on November 3, 2025, with respect to the sale of up to 13,576 shares of our common stock. As of the date of the termination, Mr. Castagnetto had sold 2,849 shares of common stock under the plan.
On February 13, 2026, Michael J. Short, our President of Global Freight Forwarding, terminated a Rule 10b5-1 trading arrangement he had previously adopted on August 18, 2025, with respect to the sale of up to 34,335 shares of our common stock. As of the date of the termination, Mr. Short had sold 9,988 shares of common stock under the plan.
On February 13, 2026, Arun Rajan, our Chief Strategy and Innovation Officer,terminated a Rule 10b5-1 trading arrangement he had previously adopted on May 8, 2025, with respect to the sale of up to 15,000 shares of our common stock. As of the date of the termination, Mr. Rajan had sold 5,000 shares of common stock under the plan.
ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this Quarterly Report:

10.1	C.H. Robinson Worldwide, Inc., Amended 2015 Non-Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025)

10.2	Form of Key Employee Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended March 31, 2026, formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the company for the period ended March 31, 2026, formatted in Inline XBRL (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2026.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ David P. Bozeman
David P. Bozeman
Chief Executive Officer

By:	/s/ Damon J. Lee
Damon J. Lee
Chief Financial Officer