Form 10-Q
period 2026-06-30
C. H. ROBINSON WORLDWIDE, INC.
filed 2026-07-31
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2026, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 116,851,258.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$154,590	$160,871
Receivables, net of allowance for credit loss of $15,323 and $14,420	3,055,149	2,360,829
Contract assets, net of allowance for credit loss	230,598	156,441
Prepaid expenses and other	120,563	120,402
Total current assets	3,560,900	2,798,543
Property and equipment, net of accumulated depreciation and amortization	108,492	116,362
Goodwill	1,508,335	1,457,976
Other intangible assets, net of accumulated amortization	38,738	18,174
Right-of-use lease assets	261,199	278,323
Deferred tax assets	269,038	293,455
Other assets	96,804	95,548
Total assets	$5,843,506	$5,058,381

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,663,596	$1,210,295
Outstanding checks	23,226	30,981
Accrued expenses:
Compensation	120,754	188,838
Transportation expense	188,259	120,708
Income taxes	6,415	33,745
Other accrued liabilities	178,658	174,955
Current lease liabilities	70,654	72,180
Total current liabilities	2,251,562	1,831,702

Long-term debt	1,685,017	1,089,438
Noncurrent lease liabilities	216,900	233,768
Noncurrent income taxes payable	38,499	34,875
Deferred tax liabilities	21,383	21,526
Other long-term liabilities	2,455	1,425
Total liabilities	4,215,816	3,212,734
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,199 and 179,199 shares issued, 117,113 and 118,429 outstanding	11,711	11,843
Additional paid-in capital	710,902	734,261
Retained earnings	6,254,765	6,071,118
Accumulated other comprehensive loss	(77,706)	(77,674)
Treasury stock at cost (62,086 and 60,770 shares)	(5,271,982)	(4,893,901)
Total stockholders’ investment	1,627,690	1,845,647
Total liabilities and stockholders’ investment	$5,843,506	$5,058,381
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Transportation	$4,524,773	$3,746,660	$8,168,484	$7,468,575
Sourcing	409,325	389,883	778,548	714,708
Total revenues	4,934,098	4,136,543	8,947,032	8,183,283
Costs and expenses:
Purchased transportation and related services	3,828,412	3,092,641	6,843,722	6,174,011
Purchased products sourced for resale	367,720	350,671	704,851	642,953
Personnel expenses	338,472	335,322	691,195	683,875
Other selling, general, and administrative expenses	143,751	141,990	275,835	289,672
Total costs and expenses	4,678,355	3,920,624	8,515,603	7,790,511
Income from operations	255,743	215,919	431,429	392,772
Interest and other income/expense, net	(17,878)	(22,026)	(26,891)	(42,077)
Income before provision for income taxes	237,865	193,893	404,538	350,695
Provision for income taxes	51,079	41,422	70,519	62,922
Net income	186,786	152,471	334,019	287,773
Other comprehensive income (loss)	399	28,085	(32)	38,520
Comprehensive income	$187,185	$180,556	$333,987	$326,293

Basic net income per share	$1.58	$1.27	$2.80	$2.39
Diluted net income per share	$1.56	$1.26	$2.78	$2.37

Basic weighted average shares outstanding	118,565	120,244	119,181	120,605
Dilutive effect of outstanding stock awards	1,186	781	1,169	837
Diluted weighted average shares outstanding	119,751	121,025	120,350	121,442
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2025	118,429	$11,843	$734,261	$6,071,118	$(77,674)	$(4,893,901)	$1,845,647
Net income				147,233			147,233
Foreign currency adjustments					(431)		(431)
Dividends declared, $0.63 per share				(74,887)			(74,887)
Stock issued for employee benefit plans	959	96	(69,989)			42,175	(27,718)
Stock-based compensation expense	—	—	28,295			—	28,295
Repurchase of common stock	(1,231)	(123)				(213,895)	(214,018)
Balance March 31, 2026	118,157	11,816	692,567	6,143,464	(78,105)	(5,065,621)	1,704,121
Net income				186,786			186,786
Foreign currency adjustments					399		399
Dividends declared, $0.63 per share				(75,485)			(75,485)
Stock issued for employee benefit plans	222	22	(6,375)			14,939	8,586
Stock-based compensation expense	—	—	24,710			—	24,710
Repurchase of common stock	(1,266)	(127)				(221,300)	(221,427)
Balance June 30, 2026	117,113	$11,711	$710,902	$6,254,765	$(77,706)	$(5,271,982)	$1,627,690

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2024	118,664	$11,866	$775,054	$5,786,337	$(110,402)	$(4,740,804)	$1,722,051
Net income				135,302			135,302
Foreign currency adjustments					10,435		10,435
Dividends declared, $0.62 per share				(74,418)			(74,418)
Stock issued for employee benefit plans	779	78	(83,179)			50,080	(33,021)
Stock-based compensation expense	—	—	23,146			—	23,146
Repurchase of common stock	(485)	(48)				(48,722)	(48,770)
Balance March 31, 2025	118,958	11,896	715,021	5,847,221	(99,967)	(4,739,446)	1,734,725
Net income				152,471			152,471
Foreign currency adjustments					28,085		28,085
Dividends declared, $0.62 per share				(75,702)			(75,702)
Stock issued for employee benefit plans	229	23	(11,827)			17,262	5,458
Stock-based compensation expense	—	—	20,882			—	20,882
Repurchase of common stock	(870)	(87)				(81,445)	(81,532)
Balance June 30, 2025	118,317	$11,832	$724,076	$5,923,990	$(71,882)	$(4,803,629)	$1,784,387
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$334,019	$287,773
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	47,421	50,508
Provision for credit losses	3,760	6,605
Stock-based compensation	53,005	44,028
Deferred income taxes	24,903	15,419
Excess tax benefit on stock-based compensation	(27,386)	(8,155)
Change in loss on disposal group	—	(569)
Other operating activities	2,176	7,254
Changes in operating elements:
Receivables	(704,333)	(108,002)
Contract assets	(74,457)	11,595
Prepaid expenses and other	144	(27,934)
Right of use asset	15,894	24,704
Accounts payable and outstanding checks	441,310	121,249
Accrued compensation	(68,860)	(64,607)
Accrued transportation expense	67,551	(5,056)
Accrued income taxes	3,400	30,866
Other accrued liabilities	6,414	(20,779)
Lease liability	(18,117)	(31,844)
Other assets and liabilities	(2,347)	604
Net cash provided by operating activities	104,497	333,659
INVESTING ACTIVITIES
Purchases of property and equipment	(7,610)	(10,640)
Purchases and development of software	(25,642)	(25,601)
Cash used for acquisitions, net of cash acquired	(78,948)	—
Proceeds from divestiture	11,828	27,737
Net cash used for investing activities	(100,372)	(8,504)
FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	55,434	27,026
Stock tendered for payment of withholding taxes	(74,566)	(54,589)
Repurchase of common stock	(432,183)	(128,767)
Cash dividends	(154,300)	(152,355)
Proceeds from long-term borrowings	1,952,000	—
Payments on long-term borrowings	(1,357,000)	—
Proceeds from short-term borrowings	—	1,240,800
Payments on short-term borrowings	—	(1,264,800)
Net cash used for financing activities	(10,615)	(332,685)
Effect of exchange rates on cash and cash equivalents	209	6,985
Net change in cash and cash equivalents, including cash and cash equivalents classified within assets held for sale	(6,281)	(545)
Plus: net decrease in cash and cash equivalents within assets held for sale	—	10,776
Cash and cash equivalents, beginning of period	160,871	145,762
Cash and cash equivalents, end of period	$154,590	$155,993
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires entities to disaggregate specified natural expense categories within each relevant expense caption presented on the income statement using a tabular footnote disclosure. The guidance also requires disclosure of qualitative descriptions for any amounts within those captions that are not separately quantified. The guidance in this ASU is effective for all public entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Entities may adopt the standard either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on our consolidated financial statements and related disclosures.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance, December 31, 2025	$1,202,093	$208,472	$47,411	$1,457,976
Foreign currency translation	2,350	(1,149)	116	1,317
Acquisitions(1)	49,042	—	—	49,042
Balance, June 30, 2026	$1,253,485	$207,323	$47,527	$1,508,335
______________________________
(1) On June 22, 2026, we acquired DeSpir Logistics, a specialized provider of secure transportation solutions and cargo escort services for mission-critical, high-value freight across North America. Refer to Note 15, Acquisitions, for further discussion related to the acquisition of DeSpir Logistics.
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
There were no changes in circumstances or events identified in the second quarter of 2026 that would indicate an interim impairment analysis was required for any of our remaining reporting units as of June 30, 2026.
Identifiable intangible assets consisted of the following (in thousands):

	June 30, 2026			December 31, 2025
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$71,600	$(49,762)	$21,838	$72,109	$(62,535)	$9,574
Indefinite-lived intangibles
Trademarks	16,900	—	16,900	8,600	—	8,600
Total intangibles	$88,500	$(49,762)	$38,738	$80,709	$(62,535)	$18,174
Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense	$1,964	$2,574	$4,336	$5,111
Finite-lived intangible assets as of June 30, 2026 will be amortized over their remaining lives as follows (in thousands):

Remainder of 2026	$4,758
2027	2,970
2028	1,660
2029	1,660
2030	1,660
Thereafter	9,130
Total(1)	$21,838
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
We may seek to manage our exposure to the risk of fluctuations in foreign currency exchange rates through the use of foreign currency forward contracts. Foreign currency forward contracts are accounted for at fair value with the recognition of all derivative instruments as either assets or liabilities on the balance sheet, and changes in fair value recognized in interest and other income/expenses, net in the consolidated statements of operations and comprehensive income. These contracts are accounted for as non-designated hedges pursuant to ASC Topic 815, “Derivatives and Hedging.” Foreign currency forward contracts are classified under Level 2 of the fair value hierarchy and are measured using market-based rates. The impact of foreign currency forward contracts was not material as of and for the three and six months ended June 30, 2026.
We had no other assets or liabilities measured at fair value on a recurring basis that were classified as Level 2 or Level 3 as of and during the periods ended June 30, 2026, and December 31, 2025. There were no transfers between levels during the period.
NOTE 4. FINANCING ARRANGEMENTS
The components of our long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	June 30, 2026	December 31, 2025	Maturity	June 30, 2026	December 31, 2025
Revolving credit facility	4.74%	4.82%	November 2027	$325,000	$—
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables Securitization Facility(1)	4.55%	4.59%	August 2027	436,763	166,654
Senior Notes(1)	4.20%	4.20%	April 2028	598,254	597,784
Long-term debt				$1,685,017	$1,089,438
____________________________________________
(1) Net of unamortized discounts and issuance costs.
SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the “Credit Agreement”) with a total availability of $1 billion, which may be reduced by standby letters of credit. The Credit Agreement has a maturity date of November 19, 2027. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month Term SOFR plus a specified margin). As of June 30, 2026, the variable rate equaled Term SOFR plus a credit spread adjustment of 0.10 percent plus 1.00 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility of 0.09 percent. The recorded amount of borrowings outstanding, if any, approximates fair value because they can be redeemed on short notice and the interest rate floats. We consider these borrowings to be a Level 2 financial liability.
The Credit Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including a maximum leverage ratio of 3.75 to 1.00. The Credit Agreement also contains customary events of default.

NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes Series A, Senior Notes Series B, and Senior Notes Series C (collectively, the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $311.0 million on June 30, 2026. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering our own risk. If the Notes were recorded at fair value, they would be classified as a Level 2 financial liability. Senior Notes Series A matured in August 2023.
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
U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On November 19, 2021, we entered into a receivables purchase agreement and related transaction documents with Bank of America, N.A. and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of a portion of our U.S. trade accounts receivable with a total availability of $500 million as of June 30, 2026. The interest rate on borrowings under the Receivables Securitization Facility is based on Term SOFR plus a credit spread adjustment of 0.10 percent plus 0.80 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility of 0.20 percent.
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
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes (“Senior Notes”) through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $594.0 million as of June 30, 2026, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $598.3 million as of June 30, 2026.
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
In addition to the above financing agreements, we have a $35 million discretionary line of credit with U.S. Bank of which $22.8 million is utilized for standby letters of credit related to insurance collateral as of June 30, 2026. These standby letters of credit are renewed annually and were undrawn as of June 30, 2026.
NOTE 5. INCOME TAXES
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate is as follows below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.1	2.3	2.3	2.2
Share-based payment awards	(1.8)	(0.4)	(9.1)	(2.9)
Foreign tax credits	(1.1)	(1.9)	(1.1)	(1.9)
Other U.S. tax credits and incentives	(0.9)	(1.6)	(0.8)	(1.6)
Foreign tax rate differential	0.4	0.6	1.3	(0.9)
Section 162(m) limitations on compensation	1.5	1.2	3.6	1.4
Other	0.3	0.2	0.2	0.6
Effective income tax rate	21.5%	21.4%	17.4%	17.9%
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
As of June 30, 2026, we had $38.5 million of unrecognized tax benefits and related interest and penalties. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2022.
NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock awards	23,973	20,113	51,052	42,097
Company expense on ESPP discount	737	769	1,953	1,931
Total stock-based compensation expense	$24,710	$20,882	$53,005	$44,028
On May 5, 2022, our shareholders approved a 2022 Equity Incentive Plan (the “Plan”), authorizing the issuance of up to 4,261,884 shares pursuant to awards granted under the Plan. On May 8, 2025, the Plan was amended and restated, and our shareholders approved an increase in the number of shares authorized for issuance by 4,000,000. The Plan allows us to grant certain stock awards, including stock options at fair market value, performance-based restricted stock units (“PSUs”) and shares, and time-based restricted stock units, to our key employees and non-employee directors. Shares subject to awards under the Plan or certain of our prior plans that expire or are canceled without delivery of shares or that are settled in cash generally may become available again for issuance under the Plan. There were 4,341,495 shares available for stock awards under the Plan as of June 30, 2026.

Stock Options – We have awarded stock options to certain key employees that vest primarily based on their continued employment. These awards are fully vested and there is no remaining unrecognized compensation expense related to stock options as of June 30, 2026. The outstanding options have expiration dates between 2026 and 2030. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options) on the grants.
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
On May 29, 2026, we granted 8,714 time-based restricted stock units and 34,857 PSUs at target as a special equity award to our Chief Strategy and Innovation Officer. The time-based restricted stock units vest over a five-year period, with 20 percent vesting on each anniversary of the grant date, and have a weighted average grant date fair value of $177.74. The PSUs vest over a five-year performance period (fiscal years 2026 through 2030) based on the achievement of certain strategic growth and talent development milestones, together with an outperformance component tied to adjusted earnings per share targets, and have a weighted average grant date fair value of $177.74.
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
As of June 30, 2026, there was unrecognized compensation expense of $226.3 million related to previously granted stock awards assuming maximum achievement is obtained on our PSUs. The amount of future expense to be recognized will be based on the passage of time and contingent upon obtaining certain targets mentioned above over their respective performance period.
Employee Stock Purchase Plan – Our 1997 Employee Stock Purchase Plan (“ESPP”) allows our employees to contribute up to $10,000 of their annual cash compensation to purchase company stock. On May 7, 2026, our shareholders approved the Amended and Restated 1997 Employee Stock Purchase Plan, which increases the allowed employee contribution to the Internal Revenue Code annual limit of $25,000. The amendments become effective January 1, 2027, and will apply beginning with the first offering period of 2027. The purchase price is determined using the closing price on the last day of each quarter discounted by 15 percent. Shares vest immediately. The following is a summary of the employee stock purchase plan activity (dollars in thousands):

Three Months Ended June 30, 2026
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
26,099	$4,178	$737

NOTE 7. LITIGATION
Except as described below, we are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including certain contingent auto liability cases. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our condensed consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are often unable to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our condensed consolidated financial position, results of operations, or cash flows.
On July 23, 2026, a jury verdict (the “Verdict”) was rendered in Dallas County District Court in Texas, in the matter of Lipe v. Lupus Superior, LLC, et al. (the“Lipe Matter”). The Verdict included a determination by the jury that we negligently hired Lupus Superior, LLC, an independent contractor motor carrier, in connection with the transportation of a shipment of our customer's freight that was involved in a tragic, catastrophic accident in March 2021. The Verdict attributed 23 percent of the total monetary damages of $604 million to us, with the remainder attributed to the third-party contract motor carrier, Lupus Superior, LLC, and the Lupus Superior, LLC truck driver. Notwithstanding this allocation, because the jury found us vicariously liable for the conduct of the motor carrier and its driver, we may be held jointly and severally liable for the entire $604 million of total monetary damages awarded.
Based on knowledge of the facts, available insurance coverage, and the analysis of our internal and external counsel, an immaterial accrual was included in other accrued liabilities in the Company's consolidated balance sheet as of June 30, 2026, with respect to the Lipe Matter. We do not believe it is probable that the full amount of the judgment will be sustained, and given the extreme nature of the Verdict, no reasonable estimate of a reasonably possible loss in excess of the immaterial accrual can be made. For the time period in question, we maintain liability and excess insurance policies with $155 million of coverage per occurrence, subject to a $5 million deductible.
The independent contractor motor carrier worked with many brokers and shippers, and the driver worked for the carrier. He did not communicate with C.H. Robinson, and we did not supervise, direct, or control his actions. C.H. Robinson does not employ or control drivers. We strongly disagree with the Verdict and believe the law and the facts support our position and intend to appeal immediately if it is entered as final. No assurances can be provided as to the probability of success with respect to any post-trial motions or appeals relating to the Verdict, or as to the ultimate outcome of any such motions or appeals. The total cost associated with this matter, which may include interest, bonding-related costs, and legal and other professional fees, will depend on many factors, and the ultimate financial impact, as well as the timing of the ultimate resolution of this matter, are difficult to predict.
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
Reportable segment information is as follows (dollars in thousands):

	Three Months Ended June 30, 2026
	NAST	Global Forwarding	Total
Revenues from external customers	$3,593,269	$896,604	$4,489,873
Other revenues from external customers(1)			444,225
Total consolidated revenues			4,934,098
Less significant segment expenses:
Purchased transportation and related services (2)	3,123,880	707,774
Personnel expenses (2)	158,291	79,068
Other selling, general, and administrative expenses (2)	121,253	48,792
Segment operating income	189,845	60,970	250,815
Other operating income (loss)(1)			4,928
Total consolidated operating income			255,743
Interest and other income/expenses, net			(17,878)
Income before provision for income taxes			$237,865

	Three Months Ended June 30, 2025
	NAST	Global Forwarding	Total
Revenues from external customers	$2,918,227	$797,800	$3,716,027
Other revenues from external customers(1)			420,516
Total consolidated revenues			4,136,543
Less significant segment expenses:
Purchased transportation and related services (2)	2,485,979	610,219
Personnel expenses (2)	158,174	88,059
Other selling, general, and administrative expenses (2)	110,083	48,192
Segment operating income	163,991	51,330	215,321
Other operating income (loss)(1)			598
Total consolidated operating income			215,919
Interest and other income/expenses, net			(22,026)
Income before provision for income taxes			$193,893
_______________________________________
(1) Other revenues from external customers and other operating income (loss) are attributable to our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

	Six Months Ended June 30, 2026
	NAST	Global Forwarding	Total
Revenues from external customers	$6,540,592	$1,561,334	$8,101,926
Other revenues from external customers(1)			845,106
Total consolidated revenues			8,947,032
Less significant segment expenses:
Purchased transportation and related services(2)	5,640,126	1,210,213
Personnel expenses(2)	334,387	157,965
Other selling, general, and administrative expenses(2)	231,104	100,502
Segment operating income	334,975	92,654	427,629
Other operating income (loss)(1)			3,800
Total consolidated operating income			431,429
Interest and other income/expenses, net			(26,891)
Income before provision for income taxes			$404,538

	Six Months Ended June 30, 2025
	NAST	Global Forwarding	Total
Revenues from external customers	$5,786,647	$1,572,688	$7,359,335
Other revenues from external customers(1)			823,948
Total consolidated revenues			8,183,283
Less significant segment expenses:
Purchased transportation and related services(2)	4,936,075	1,200,479
Personnel expenses(2)	320,984	175,788
Other selling, general, and administrative expenses(2)	221,926	102,148
Segment operating income	307,662	94,273	401,935
Other operating income (loss)(1)			(9,163)
Total consolidated operating income			392,772
Interest and other income/expenses, net			(42,077)
Income before provision for income taxes			$350,695
_______________________________________
(1) Other revenues from external customers and other operating income (loss) are attributable to our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

Reportable segment information is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended June 30, 2026
Depreciation and amortization	$4,763	$1,486	$16,320	$22,569
Total assets(1)	3,453,880	1,275,412	1,114,214	5,843,506
Average employee headcount	4,671	3,699	3,101	11,471

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended June 30, 2025
Depreciation and amortization	$4,815	$2,188	$17,863	$24,866
Total assets(1)	2,971,926	1,332,889	1,017,096	5,321,911
Average employee headcount	5,283	4,436	3,139	12,858

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Six Months Ended June 30, 2026
Depreciation and amortization	$9,526	$3,421	$34,474	$47,421
Total assets(1)	3,453,880	1,275,412	1,114,214	5,843,506
Average employee headcount	4,732	3,767	3,100	11,599

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Six Months Ended June 30, 2025
Depreciation and amortization	$9,624	$4,327	$36,557	$50,508
Total assets(1)	2,971,926	1,332,889	1,017,096	5,321,911
Average employee headcount	5,283	4,469	3,414	13,166
_________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.

NOTE 9. REVENUE FROM CONTRACTS WITH CUSTOMERS
A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments (in thousands):

	Three Months Ended June 30, 2026
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$3,593,269	$896,604	$34,900	$4,524,773
Sourcing(2)	—	—	409,325	409,325
Total revenues	$3,593,269	$896,604	$444,225	$4,934,098

	Three Months Ended June 30, 2025
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$2,918,227	$797,800	$30,633	$3,746,660
Sourcing(2)	—	—	389,883	389,883
Total revenues	$2,918,227	$797,800	$420,516	$4,136,543

	Six Months Ended June 30, 2026
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$6,540,592	$1,561,334	$66,558	$8,168,484
Sourcing(2)	—	—	778,548	778,548
Total revenues	$6,540,592	$1,561,334	$845,106	$8,947,032

	Six Months Ended June 30, 2025
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$5,786,647	$1,572,688	$109,240	$7,468,575
Sourcing(2)	—	—	714,708	714,708
Total revenues	$5,786,647	$1,572,688	$823,948	$8,183,283
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration, and amounts are not due from our customers, prior to the completion of our performance obligation. As such, contract liabilities were not significant as of June 30, 2026, and revenue recognized from contract liabilities for the three and six months ended June 30, 2026 and 2025 was not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon changes in transportation pricing and costs and shipments in-transit at period end.

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
We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of June 30, 2026.
Information regarding lease expense, remaining lease term, discount rate, and other select lease information are presented below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs	2026	2025	2026	2025
Operating lease expense	$19,607	$23,487	$41,483	$45,113
Short-term lease expense	469	672	1,108	2,199
Right-of-use asset impairments(1)	77	—	1,068	6,259
Total lease expense(2)	$20,153	$24,159	$43,659	$53,571
___________________________
(1) During the six months ended June 30, 2025, we recognized a $6.3 million impairment charge related to our Kansas City regional center lease which is included in All Other and Corporate. The impairment resulted from the execution of a sublease agreement on a portion of the facility. The impairment was determined by comparing the discounted cash flows of the head lease and sublease rental payments. All other right-of use asset impairment charges were associated with restructuring initiatives. Refer to Note 13, Restructuring, for further discussion related to our restructuring programs.
(2) Total lease expense is included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.

	Six Months Ended June 30,
Other Lease Information	2026	2025
Operating cash flows from operating leases	$43,706	$52,251
Right-of-use lease assets obtained in exchange for new lease liabilities	25,789	19,975

Lease Term and Discount Rate	As of June 30, 2026	As of December 31, 2025
Weighted average remaining lease term (in years)	4.7	4.9
Weighted average discount rate	4.5%	4.5%

The maturities of lease liabilities as of June 30, 2026, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2026	$38,723
2027	80,870
2028	64,819
2029	49,387
2030	35,815
Thereafter	50,019
Total lease payments	319,633
Less: Interest	(32,079)
Present value of lease liabilities	$287,554
NOTE 11. ALLOWANCE FOR CREDIT LOSSES
Our allowance for credit losses is computed using a number of factors, including our past credit loss experience and our customers' credit ratings, in addition to other customer-specific factors. We have also considered recent trends and developments related to the current macroeconomic environment in determining our ending allowance for credit losses for both accounts receivable and contract assets. The allowance for credit losses on contract assets was not significant as of June 30, 2026.
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below (in thousands):

Balance, December 31, 2025	$14,420
Provision	3,471
Write-offs	(2,568)
Balance, June 30, 2026	$15,323

Recoveries of amounts previously written off were not significant for the three and six months ended June 30, 2026.
NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' Investment on our condensed consolidated balance sheets. The recorded balance on both June 30, 2026, and December 31, 2025, was $77.7 million. The recorded balance on June 30, 2026, and December 31, 2025, is comprised solely of foreign currency adjustments, including foreign currency translation.
Other comprehensive income was $0.4 million for the three months ended June 30, 2026, primarily driven by small fluctuations in a number of currencies. Other comprehensive income was $28.1 million for the three months ended June 30, 2025, primarily driven by fluctuations in the Singapore dollar, Euro, and Australian dollar.
Other comprehensive loss was nominal for the six months ended June 30, 2026, as other comprehensive losses in the Euro and Polish zloty were largely offset by other comprehensive income in the Australian dollar and Singapore dollar. Other comprehensive income was $38.5 million for the six months ended June 30, 2025, primarily driven by fluctuations in the Singapore dollar, Euro, and Australian dollar.

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
We recognized restructuring charges of $7.5 million and $27.7 million in the three and six months ended June 30, 2026, respectively, primarily related to workforce reductions and related personnel expenses. We expect to incur restructuring charges of $50 million to $75 million in total between 2025 through early 2028 primarily related to severance and other personnel related costs and impairments related to the early termination or abandonment of facilities under operating leases for the 2025 Restructuring Program. The amount and timing of the restructuring charges we will recognize depend upon multiple factors, such as the implementation and integration of automation and AI-driven solutions across targeted areas of the enterprise, natural employee turnover, and our ability to consolidate our global facilities. We paid $26.5 million of cash in the six months ended June 30, 2026 related to the 2025 Restructuring Program.
A summary of charges related to our 2025 Restructuring Program are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Severance(1)	$7,433	$3,664	$24,754	$3,664
Other personnel expenses(1)	583	217	2,032	217
Other selling, general, and administrative expenses(2)	(526)	—	918	—
Total	$7,490	$3,881	$27,704	$3,881
________________________________
(1) Amounts are included within personnel expenses in our condensed consolidated statements of operations and comprehensive income.
(2) Amounts are included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.

The following tables summarizes restructuring charges related to our 2025 Restructuring Program by reportable segment (in thousands):

	Three Months Ended June 30, 2026
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$2,019	$2,998	$2,999	$8,016
Other selling, general, and administrative expenses	138	(828)	164	(526)
	Three Months Ended June 30, 2025
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$677	$2,576	$628	$3,881

	Six Months Ended June 30, 2026
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$18,053	$4,081	$4,652	$26,786
Other selling, general, and administrative expenses	180	599	139	918
	Six Months Ended June 30, 2025
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$677	$2,576	$628	$3,881
The following table summarizes activity related to our 2025 Restructuring Program and liabilities included in our consolidated balance sheets (in thousands):

	Accrued Severance and Other Personnel Expenses	Accrued Other Selling, General, and Administrative Expenses	Total(1)
Balance, December 31, 2025	$3,790	$291	$4,081
Restructuring charges	26,786	918	27,704
Cash payments	(26,245)	(222)	(26,467)
Settled non-cash	—	(418)	(418)
Accrual adjustments(2)	(98)	16	(82)
Balance, June 30, 2026	$4,233	$585	$4,818
________________________________
(1) Amounts are included within accrued expenses - compensation on the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025.
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
The sale closed effective February 1, 2025. We received $27.7 million of consideration at closing and $11.8 million in the first quarter of 2026 with additional fixed installment payments due in 2026. The remaining consideration due is collateralized by current and future accounts receivable of the Europe Surface Transportation business. There are no remaining assets and liabilities held for sale as of June 30, 2026.

A summary of exit and disposal costs related to our Europe Surface Transportation divestiture included in our All Other and Corporate segment is presented below (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Personnel expenses(1)	$7	$1,194
Other selling, general, and administrative expenses(2)	$422	1,589
Income tax benefits(3)	(74)	(1,100)
Total	$355	$1,683
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
NOTE 15: ACQUISITIONS
On June 22, 2026, we acquired a 100 percent ownership interest in DeSpir Logistics (“DeSpir”) a specialized provider of secure transportation solutions and cargo escort services for mission-critical, high-value freight across North America. Total purchase consideration, net of cash acquired, was approximately $77.8 million, which was paid in cash.
Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

	Estimated Life (years)
Customer relationships	10	$16,600
Trademarks	Indefinite	$8,300

There was $49.0 million of goodwill recorded related to the acquisition of DeSpir. The DeSpir goodwill is a result of acquiring and retaining the DeSpir workforce and expected synergies from integrating its business into ours. Purchase accounting is considered preliminary. The results of operations of DeSpir have been included in our consolidated financial statements beginning on June 22, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes.
FORWARD-LOOKING INFORMATION
Our Quarterly Report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience or our present expectations, including, but not limited to, factors such as changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; fuel price increases or decreases, or fuel shortages; competition and growth rates within the global logistics industry that could adversely impact our profitability and ability to achieve our long-term growth targets; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; risks associated with seasonal changes or significant disruptions in the transportation industry; risks associated with identifying and completing suitable acquisitions; our dependence upon and changes in relationships with existing contracted truck, rail, ocean, and air carriers; risks associated with the loss of significant customers; risks associated with reliance on technology to operate our business, including reliance on third-party platforms; cybersecurity related risks; our ability to staff and retain employees; risks associated with operations outside of the United States; our ability to successfully integrate the operations of acquired companies with our historic operations or efficiently manage divestitures; climate change related risks; risks associated with our indebtedness; risks associated with interest rates; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with the potential impact of changes in government regulations, including environmental-related regulations; risks associated with the changes to income tax regulations; risks associated with the produce industry, including food safety and contamination issues; the impact of changes in political and governmental conditions; changes to our capital structure; changes due to catastrophic events; risks associated with the usage of artificial intelligence technologies; risks associated with cybersecurity events; and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 13, 2026, as well as the updates to these risk factors included in Part II—“Item 1A, Risk Factors,” herein.
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

The reconciliation of gross profits to adjusted gross profits and gross profit margin to adjusted gross profit margin is presented below (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Revenues:
Transportation	$4,524,773		$3,746,660		$8,168,484		$7,468,575
Sourcing	409,325		389,883		778,548		714,708
Total revenues	4,934,098		4,136,543		8,947,032		8,183,283
Costs and expenses:
Purchased transportation and related services	3,828,412		3,092,641		6,843,722		6,174,011
Purchased products sourced for resale	367,720		350,671		704,851		642,953
Direct internally developed software amortization	12,038		13,681		25,900		29,347
Total direct costs	4,208,170		3,456,993		7,574,473		6,846,311
Gross profits / Gross profit margin	725,928	14.7%	679,550	16.4%	1,372,559	15.3%	1,336,972	16.3%
Plus: Direct internally developed software amortization	12,038		13,681		25,900		29,347
Adjusted gross profits / Adjusted gross profit margin	$737,966	15.0%	$693,231	16.8%	$1,398,459	15.6%	$1,366,319	16.7%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Total revenues	$4,934,098	$4,136,543	$8,947,032	$8,183,283
Income from operations	255,743	215,919	431,429	392,772
Operating margin	5.2%	5.2%	4.8%	4.8%

Adjusted gross profits	$737,966	$693,231	$1,398,459	$1,366,319
Income from operations	255,743	215,919	431,429	392,772
Adjusted operating margin	34.7%	31.1%	30.9%	28.7%
MARKET TRENDS
The North American surface transportation market continued to tighten during the second quarter of 2026, extending the trend that emerged in late 2025 and accelerated in early 2026. Carrier capacity contracted further as regulatory enforcement activity impacting driver availability, combined with elevated operating costs, continued to strain capacity. These supply-side dynamics, rather than a meaningful recovery in underlying freight demand, remained the primary driver of higher transportation rates, with truckload spot rates rising sharply on a year-over-year basis. Seasonal produce and beverage demand, along with disruptive events such as the International Roadcheck enforcement period, further tightened regional capacity and contributed to temporary spikes in spot rates. As truckload rates increased, some shippers shifted freight to less-than-truckload solutions to improve transportation efficiency and manage costs, contributing to stronger demand trends in portions of the less than truckload (“LTL”) market. In addition, escalating geopolitical tensions in the Middle East disrupted global oil flows and drove diesel fuel prices to multi-year highs during the quarter before easing later in the period, adding further cost pressure and volatility to all-in transportation rates. Underlying freight demand remained subdued, and industry freight volumes, as measured by the Cass Freight Index, declined 3.3 percent in the second quarter of 2026 compared to the second quarter of 2025.
One of the key metrics we use to measure market conditions is the truckload routing guide depth from our Managed Solutions business. This metric measures the average number of carriers contacted before securing a transportation provider. A routing guide depth of 1 would be perfect performance and 2 would be extremely poor. The average routing guide depth in the second quarter of 2026 was 1.4 compared to 1.3 in the second quarter of 2025, reflecting a further tightening of the market compared to the prior year.
During the second quarter of 2026, the global forwarding market remained driven primarily by supply-side dynamics rather than underlying demand conditions. Market conditions were shaped by intensifying geopolitical disruption, elevated fuel costs, and ocean carriers' continued capacity management actions, including blank sailings. Ongoing conflict in the Middle East severely constrained transits and continued the rerouting of Asia-to-Europe vessels around the Cape of Good Hope, which continues to extend transit times and reduced effective capacity. Ocean freight rates rose sharply during the second quarter of 2026 as these supply-side pressures, combined with the early onset of peak-season demand and customer front-loading of holiday and retail inventory, outpaced available capacity. Rate increases were further amplified by conflict and fuel-related surcharges, rather than by a broad-based recovery in underlying freight demand. The air freight market experienced a similar supply-driven tightening, as airspace restrictions and reduced carrier operations in the Middle East contracted global cargo capacity, lengthened flight routings, and increased operating costs, although capacity began to stabilize late in the quarter. These constraints, together with a sharp increase in jet fuel prices, drove air freight rates meaningfully higher during the quarter.
Looking ahead, conflict-related disruptions, the pace of capacity normalization, and evolving trade and tariff policy are likely to continue to drive volatility in ocean and air freight pricing in the near term, although the ultimate extent and duration remain uncertain.
BUSINESS TRENDS
Our surface transportation business continued to operate in a rising cost environment during the second quarter of 2026, as discussed in the Market Trends section. As a result of these tightening market conditions, our average truckload linehaul cost per mile, excluding fuel surcharges, increased approximately 29.0 percent during the second quarter of 2026 compared to the second quarter of 2025. Our average truckload linehaul rate charged to our customers, excluding fuel surcharges, increased approximately 25.5 percent during the second quarter of 2026 compared to the second quarter of 2025. The sharper acceleration in cost relative to rate reflected the supply-driven tightening described above, as carrier capacity contraction and diesel fuel price volatility drove costs higher faster than contractual rates could reprice. In truckload, our adjusted gross profit per transaction declined modestly, as we worked with our customers to honor our contractual commitments while actively repricing contractual rates to reflect the changing market dynamics and also capture higher-margin opportunities in the spot market. Our combined North American Surface Transportation ("NAST") truckload and LTL volume increased approximately 1.5 percent year-over-year in the second quarter of 2026, outperforming the Cass Freight Index, which declined 3.3 percent compared to the second quarter of 2025.
Our global forwarding results in the second quarter of 2026 were largely in-line with the market trends discussed above. Our ocean freight shipments increased 1.0 percent compared to the second quarter of 2025, as early onset peak-season demand and customer front-loading of holiday and retail inventory supported volumes, even as carrier blank sailings and the continued rerouting of vessels related to Middle East conflicts continued to reduce effective capacity. This modest increase was achieved against a volatile second quarter of 2025 that was heavily impacted by significant policy shifts and changing global tariff rates. Our air freight tonnage decreased 7.5 percent compared to the second quarter of 2025, reflecting a supply-driven contraction in global cargo capacity from Middle East airspace restrictions and reduced carrier operations, which elevated air freight rates and constrained demand during the quarter.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select second quarter 2026 year-over-year operating comparisons to the second quarter 2025:
•Total revenues increased 19.3 percent to $4.9 billion, primarily driven by higher pricing in our truckload, LTL, air, and ocean services.
•Gross profits increased 6.8 percent to $725.9 million. Adjusted gross profits increased 6.5 percent to $738.0 million, primarily driven by higher adjusted gross profit per transaction in our LTL and air services and higher volume in our LTL services.
•Personnel expenses increased 0.9 percent to $338.5 million, primarily due to higher incentive compensation reflecting our strong operating performance. This was partially offset by cost optimization efforts and productivity improvements. Average employee headcount decreased 10.8 percent.
•Other selling, general, and administrative (“SG&A”) expenses increased 1.2 percent to $143.8 million primarily due to increases across several expense categories.

•Income from operations increased 18.4 percent to $255.7 million, due to the increase in adjusted gross profit, partially offset by the increase in operating expenses.
•Adjusted operating margin of 34.7 percent increased 360 basis points.
•Interest and other income/expense, net totaled $17.9 million of expense, consisting primarily of $16.9 million of interest expense, which increased $0.1 million versus last year due to a higher average debt balance, partially offset by lower variable interest rates. The second quarter of 2026 results also include a $1.4 million net loss from foreign currency revaluation and realized foreign currency gains and losses.
•The effective tax rate in the quarter was 21.5 percent compared to 21.4 percent in the second quarter last year.
•Net income totaled $186.8 million, an increase of 22.5 percent from a year ago.
•Diluted earnings per share increased 23.8 percent to $1.56.
•Cash flow from operations decreased $229.2 million, primarily driven by a sequential increase in net operating working capital.
CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change
Revenues:
Transportation	$4,524,773	$3,746,660	20.8%	$8,168,484	$7,468,575	9.4%
Sourcing	409,325	389,883	5.0%	778,548	714,708	8.9%
Total revenues	4,934,098	4,136,543	19.3%	8,947,032	8,183,283	9.3%
Costs and expenses:
Purchased transportation and related services	3,828,412	3,092,641	23.8%	6,843,722	6,174,011	10.8%
Purchased products sourced for resale	367,720	350,671	4.9%	704,851	642,953	9.6%
Personnel expenses	338,472	335,322	0.9%	691,195	683,875	1.1%
Other selling, general, and administrative expenses	143,751	141,990	1.2%	275,835	289,672	(4.8)%
Total costs and expenses	4,678,355	3,920,624	19.3%	8,515,603	7,790,511	9.3%
Income from operations	255,743	215,919	18.4%	431,429	392,772	9.8%
Interest and other income/expense, net	(17,878)	(22,026)	(18.8)%	(26,891)	(42,077)	(36.1)%
Income before provision for income taxes	237,865	193,893	22.7%	404,538	350,695	15.4%
Provision for income taxes	51,079	41,422	23.3%	70,519	62,922	12.1%
Net income	$186,786	$152,471	22.5%	$334,019	$287,773	16.1%

Diluted net income per share	$1.56	$1.26	23.8%	$2.78	$2.37	17.3%

Average employee headcount	11,471	12,858	(10.8)%	11,599	13,166	(11.9)%

Adjusted gross profit margin percentage(1)
Transportation	15.4%	17.5%	(210 bps)	16.2%	17.3%	(110 bps)
Sourcing	10.2%	10.1%	10 bps	9.5%	10.0%	(50 bps)
Total adjusted gross profit margin	15.0%	16.8%	(180 bps)	15.6%	16.7%	(110 bps)
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
A reconciliation of our reportable segments to our consolidated results can be found in Note 8, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.

Consolidated Results of Operations—Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025
Total revenues and direct costs. Total transportation revenues and direct costs increased significantly primarily due to higher pricing and costs in our truckload and LTL services, along with higher pricing and costs in our air and ocean services, partially offset by lower air freight tonnage. In our NAST business, tightening market conditions drove higher market pricing across our truckload and LTL services, which was the largest contributor to the year-over-year increase. As discussed in the Market Trends and Business Trends sections, the supply-driven tightening and elevated diesel fuel prices in the market drove all-in transportation rates higher than the prior year. In our global forwarding business, ocean pricing improved as early onset peak-season demand and customer front-loading of holiday and retail inventory supported volumes and rates, even as carrier blank sailings and the continued rerouting of vessels related to Middle East conflicts reduced effective capacity. Air pricing similarly increased, reflecting a supply-driven contraction in effective global capacity and a sharp increase in jet fuel prices from Middle East airspace restrictions and longer flight times and constrained demand during the quarter. Our sourcing total revenues and direct costs increased, due to higher volumes with foodservice customers.
Gross profits and adjusted gross profits. Our transportation adjusted gross profits increased, driven primarily by higher adjusted gross profit per transaction in our LTL and air freight services, as higher adjusted gross profit per transaction from the transactional market was mostly offset by lower adjusted gross profit per transaction in our contractual portfolio within truckload services. The higher adjusted gross profit per transaction in our LTL services reflected stronger demand and favorable pricing dynamics as some customers shifted freight to LTL solutions in response to rising truckload transportation costs. In our truckload services, higher transactional, or spot, market adjusted gross profit per transaction reflected our ability to capture higher-margin opportunities as spot market costs rose, while lower contractual market adjusted gross profit per transaction reflected the sharper acceleration in carrier costs relative to contractual rates, as we worked with our customers to honor our contractual commitments while actively repricing to reflect the changing market conditions. Sourcing adjusted gross profits increased, due to higher volume with foodservice customers.
Operating expenses. Personnel expenses increased primarily due to higher incentive compensation reflecting our strong operating performance. This impact was partially offset by cost optimization efforts and productivity improvements, including lower average employee headcount. Other SG&A expenses increased primarily due to increases across several expense categories.
Our personnel expenses in the second quarter of 2026 included $8.0 million of severance and related personnel expenses incurred in connection with our 2025 Restructuring Program. In addition, other SG&A expenses included a net $0.5 million gain driven by the favorable termination of an operating lease, also associated with the program. Refer to Note 13, Restructuring, for further discussion related to our 2025 Restructuring Program.
Our personnel expenses for the second quarter of 2025 included $3.9 million of severance and related personnel expenses associated with our 2025 Restructuring Program. In addition, other SG&A expenses included $0.4 million of expenses resulting from the divestiture of our Europe Surface Transportation business. Refer to Note 14, Divestitures, for further discussion related to the divestiture of our Europe Surface Transportation business.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $16.9 million which increased $0.1 million during the second quarter of 2026, due to a higher average debt balance, partially offset by lower variable interest rates. The current period included a $1.4 million net loss from foreign currency revaluation and realized foreign currency gains and losses. The second quarter of 2025 included a $4.9 million net loss from foreign currency revaluation and realized foreign currency gains and losses.
Provision for income taxes. Our effective income tax rate was 21.5 percent for the second quarter of 2026 compared to 21.4 percent for the second quarter of 2025. The effective income tax rate for the second quarter of 2026 was higher than the statutory federal income tax rate primarily due to state income tax expense, net of federal benefit, which increased the effective tax rate by 2.1 percentage points and by non-deductible executive compensation expenses, which increased the effective tax rate by 1.5 percentage points. These impacts were partially offset by the tax benefit of share-based payment awards, and foreign tax credits. The effective income tax rate for the second quarter of 2025 was higher than the statutory federal income tax rate primarily due to state income tax expense, net of federal benefit, which increased the effective tax rate by 2.3 percentage points. This impact was partially offset by foreign tax credits which decreased the effective income tax rate by 1.9 percentage points during the second quarter of 2025.

Consolidated Results of Operations—Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025
Total revenues and direct costs. Total revenues and direct costs increased primarily due to higher pricing and costs in our truckload and LTL services and higher pricing in our air freight services, partially offset by lower volumes in truckload, ocean, and air freight. In our NAST business, tightening market conditions drove higher market pricing and costs across our truckload and LTL services. The supply-side market tightening that emerged in late 2025 and continued into 2026, along with elevated diesel fuel prices, drove all-in transportation rates higher than the prior year. In our global forwarding business, air freight pricing and costs increased, reflecting a contraction in effective global capacity from Middle East conflicts, which drove airspace restrictions and longer flight times along with a sharp increase in jet fuel prices. Ocean pricing and costs increased later in the period as early onset peak-season demand and customer front-loading of holiday and retail inventory supported rates, even as carrier blank sailings and the continued rerouting of vessels related to those same conflicts reduced effective capacity. Our sourcing total revenues and direct costs increased primarily due to higher volumes with retail and foodservice customers.
Gross profits and adjusted gross profits. Our transportation adjusted gross profits increased, driven primarily by higher adjusted gross profit per transaction in our LTL and air services, partially offset by lower volume in our truckload, ocean, and air freight services. The higher adjusted gross profit per transaction in our LTL services was driven primarily by stronger demand and favorable pricing dynamics as some customers shifted freight to LTL solutions in response to rising truckload transportation costs. Our adjusted gross profits in truckload services decreased reflecting a decline in volumes as higher adjusted gross profit per transaction from the transactional market was mostly offset by lower adjusted gross profit per transaction in our contractual portfolio. Sourcing adjusted gross profits increased due to higher volumes with foodservice customers, partially offset by margin compression, primarily with retail customers.
Operating expenses. Personnel expenses increased primarily due to higher restructuring charges related to workforce reductions. These increases were partially offset by cost optimization initiatives and productivity improvements, including a lower average employee headcount. Other SG&A expenses decreased primarily due to lower occupancy costs and reductions across several expense categories. The decline in occupancy costs was driven by a $6.3 million impairment charge related to our Kansas City regional center recorded in the prior-year period, together with ongoing facilities footprint optimization efforts.
Our personnel expenses for the six months ended June 30, 2026 included $26.8 million of severance and related personnel expenses incurred in connection with our 2025 Restructuring Program. In addition, other SG&A included $0.9 million of expense also associated with the program. Refer to Note 13, Restructuring, for further discussion related to our 2025 Restructuring Program.
Our personnel expenses for the six months ended June 30, 2025 included $5.1 million of severance and related personnel expenses incurred in connection with our 2025 Restructuring Program and the divestiture of our Europe Surface Transportation business. In addition, other SG&A included $7.8 million of expense also associated with the divestiture and the Kansas City regional center impairment discussed above.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $30.9 million, which decreased $2.7 million driven by lower variable interest rates and a lower average debt balance compared to the prior year. The six months ended June 30, 2026 included a $0.3 million net gain from foreign currency revaluation and realized foreign currency gains and losses, compared to an $8.3 million net loss in the prior year.
Provision for income taxes. Our effective income tax rate was 17.4 percent for the six months ended June 30, 2026 and 17.9 percent for the six months ended June 30, 2025. The effective income tax rate for the six months ended June 30, 2026 was lower than the statutory federal income tax rate primarily due to the tax benefit of share-based payment awards and foreign tax credits, which decreased the effective tax rate by 9.1 percentage points and 1.1 percentage points, respectively. These impacts were partially offset by non-deductible executive compensation expenses and state income tax expense, net of federal benefit, which increased the effective tax rate by 3.6 percentage points and 2.3 percentage points, respectively. The effective income tax rate for the six months ended June 30, 2025 was lower than the statutory federal income tax rate primarily due to the tax benefit of share-based payment awards, foreign tax credits, and U.S. tax credits and incentives, which decreased the effective tax rate by 2.9 percentage points, 1.9 percentage points, and 1.6 percentage points, respectively. These impacts were partially offset by state income tax expense, net of federal benefit which increased the effective tax rate by 2.2 percentage points.

NAST Segment Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2026	2025	% change	2026	2025	% change
Total revenues	$3,593,269	$2,918,227	23.1%	$6,540,592	$5,786,647	13.0%
Costs and expenses:
Purchased transportation and related services	3,123,880	2,485,979	25.7%	5,640,126	4,936,075	14.3%
Personnel expenses	158,291	158,174	0.1%	334,387	320,984	4.2%
Other selling, general, and administrative expenses	121,253	110,083	10.1%	231,104	221,926	4.1%
Total costs and expenses	3,403,424	2,754,236	23.6%	6,205,617	5,478,985	13.3%
Income from operations	$189,845	$163,991	15.8%	$334,975	$307,662	8.9%

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change
Average employee headcount	4,671	5,283	(11.6)%	4,732	5,283	(10.4)%
Service line volume statistics
Truckload			0.5%			(1.5)%
LTL			2.0%			2.0%

Adjusted gross profits(1)
Truckload	$261,895	$261,492	0.2%	$509,202	$513,498	(0.8)%
LTL	183,157	150,505	21.7%	344,833	296,859	16.2%
Other	24,337	20,251	20.2%	46,431	40,215	15.5%
Total adjusted gross profits	$469,389	$432,248	8.6%	$900,466	$850,572	5.9%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025
Total revenues and direct costs. NAST total revenues and direct costs increased significantly primarily due to higher pricing and costs in our truckload and LTL services, including higher fuel surcharges. Tightening market conditions drove higher market pricing across our truckload and LTL services, which was the largest contributor to the year-over-year increase, with volumes also increasing in both truckload and LTL services. As discussed in the Market Trends and Business Trends sections, the supply-driven tightening and elevated diesel fuel prices in the market drove all-in transportation rates higher than the prior year. Our average truckload linehaul rate per mile charged to customers, which excludes fuel surcharges, increased approximately 25.5 percent in the second quarter of 2026 compared to the second quarter of 2025. Our truckload linehaul cost per mile, excluding fuel surcharges, increased approximately 29.0 percent in the second quarter of 2026 compared to the second quarter of 2025.
Gross profits and adjusted gross profits. NAST adjusted gross profits increased, driven primarily by higher adjusted gross profit per transaction in our LTL services, as higher adjusted gross profit per transaction from the transactional market was mostly offset by lower adjusted gross profit per transaction in our contractual portfolio within truckload services. The higher adjusted gross profit per transaction in our LTL services reflected stronger demand and favorable pricing dynamics as some customers shifted freight to LTL solutions in response to rising truckload transportation costs. In our truckload services, higher transactional, or spot, market adjusted gross profit per transaction reflected our ability to capture higher-margin opportunities as spot market costs rose, while lower contractual market adjusted gross profit per transaction reflected the sharper acceleration in carrier costs relative to our contractual rates, as we worked with our customers to honor our contractual commitments while actively repricing to reflect the changing market conditions.
Operating expenses. NAST personnel expenses increased primarily due to higher incentive compensation reflecting our strong operating performance. This impact was partially offset by cost optimization efforts and productivity improvements, including lower average employee headcount. NAST other SG&A expenses increased primarily due to higher claims expense and higher allocated corporate expenses partially offset by declines across several expense categories.

NAST personnel expenses in the second quarter of 2026 included $2.0 million of severance and related personnel expenses associated with our 2025 Restructuring Program. Other SG&A expenses also included $0.1 million of restructuring costs. NAST personnel expenses in the second quarter of 2025 included $0.7 million of severance and related personnel expenses also associated with the same program. Refer to Note 13, Restructuring, for further discussion related to our 2025 Restructuring Program.
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
Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025
Total revenues and direct costs. NAST total revenues and direct costs increased significantly primarily due to higher market pricing and costs in our truckload and LTL services, including higher fuel surcharges. Tightening market conditions drove higher market pricing across our truckload and LTL services. This supply-driven tightening, which emerged in late 2025 and continued into 2026, together with elevated diesel fuel prices, drove all-in transportation rates higher than the prior year. LTL volumes increased for the year-to-date period, while truckload volumes decreased, reflecting a decline in the first quarter that was only partially offset by modest growth in the second quarter. Our average truckload linehaul rate per mile charged to customers, which excludes fuel surcharges, increased approximately 18.5 percent. Our truckload linehaul cost per mile, excluding fuel surcharges, increased approximately 21.5 percent.
Gross profits and adjusted gross profits. NAST adjusted gross profits increased, driven primarily by higher adjusted gross profit per transaction in our LTL services. The higher adjusted gross profit per transaction in our LTL services reflected stronger demand and favorable pricing dynamics as some customers shifted freight to LTL solutions in response to rising truckload transportation costs, along with increased LTL volumes. Adjusted gross profits in our truckload services decreased, reflecting a decline in volumes, as higher adjusted gross profit per transaction from the transactional, or spot, market was mostly offset by lower adjusted gross profit per transaction in our contractual portfolio. The higher transactional market adjusted gross profit per transaction reflected our ability to capture higher-margin opportunities as spot market costs rose, while the lower contractual market adjusted gross profit per transaction reflected the sharper acceleration in carrier costs relative to our contractual rates, as we worked with our customers to honor our contractual commitments while actively repricing to reflect the changing market conditions.
Operating expenses. NAST personnel expenses increased driven by higher restructuring charges related to workforce reductions and higher incentive compensation reflecting our strong operating performance. These increases were partially offset by cost optimization efforts and productivity improvements, including lower average employee headcount. NAST other SG&A expenses increased primarily due to higher allocated corporate expenses and higher claims expense.
NAST personnel expenses in the six months ended June 30, 2026 included $18.1 million of severance and related personnel expenses associated with our 2025 Restructuring Program. Other SG&A expenses also included $0.2 million of restructuring costs. NAST personnel expenses in the six months ended June 30, 2025 included $0.7 million of severance and related personnel expenses also associated with the same program.

Global Forwarding Segment Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2026	2025	% change	2026	2025	% change
Total revenues	$896,604	$797,800	12.4%	$1,561,334	$1,572,688	(0.7)%
Costs and expenses:
Purchased transportation and related services	707,774	610,219	16.0%	1,210,213	1,200,479	0.8%
Personnel expenses	79,068	88,059	(10.2)%	157,965	175,788	(10.1)%
Other selling, general, and administrative expenses	48,792	48,192	1.2%	100,502	102,148	(1.6)%
Total costs and expenses	835,634	746,470	11.9%	1,468,680	1,478,415	(0.7)%
Income from operations	$60,970	$51,330	18.8%	$92,654	$94,273	(1.7)%

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change
Average employee headcount	3,699	4,436	(16.6)%	3,767	4,469	(15.7)%
Service line volume statistics
Ocean			1.0%			(4.5)%
Air			(7.5)%			(11.0)%
Customs			(2.0)%			(2.0)%

Adjusted gross profits(1)
Ocean	$104,885	$107,877	(2.8)%	$194,714	$223,160	(12.7)%
Air	41,930	33,991	23.4%	74,065	66,288	11.7%
Customs	31,787	35,099	(9.4)%	64,107	62,034	3.3%
Other	10,228	10,614	(3.6)%	18,235	20,727	(12.0)%
Total adjusted gross profits	$188,830	$187,581	0.7%	$351,121	$372,209	(5.7)%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025
Total revenues and direct costs. Global Forwarding total revenues and direct costs increased primarily driven by higher pricing and costs in air services, including the impact of higher fuel surcharges, along with higher pricing and costs in ocean services, and to a lesser extent, an increase in ocean volumes. These increases were partially offset by lower air freight tonnage. Air pricing increased, reflecting a supply-driven contraction in effective global capacity and a sharp increase in jet fuel prices resulting from Middle East airspace restrictions and longer flight routings, along with constrained demand during the quarter. Ocean pricing increased as the early onset of peak-season demand and customer front-loading of holiday and retail inventory supported volumes and rates, even as carrier blank sailings and the continued rerouting of Asia-to-Europe vessels related to Middle East conflicts reduced effective capacity.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits increased, primarily driven by a higher adjusted gross profit per shipment in air services, attributable to the elevated global air freight pricing discussed above. This increase was partially offset by lower adjusted gross profits in ocean and customs services. Ocean adjusted gross profits declined, driven by a lower adjusted gross profit per shipment as purchased transportation costs increased faster than customer pricing, partially offset by higher volumes, as discussed above. Customs adjusted gross profits decreased compared to the elevated levels in the prior year, which benefited from higher duty advance fees reflecting elevated global tariff rates.
Operating expenses. Personnel expenses decreased driven by cost optimization efforts and productivity improvements including lower average employee headcount and lower incentive compensation expense. Global Forwarding other SG&A expenses increased primarily due to higher allocated corporate expenses.
Global Forwarding personnel expenses in the second quarter of 2026 included $3.0 million of severance and related personnel expenses associated with our 2025 Restructuring Program. Other SG&A expenses included a $0.8 million gain resulting from the favorable termination of an operating lease also associated with the program. Global Forwarding personnel expenses for the second quarter of 2025 included $2.6 million of severance and related personnel expenses also associated with the same program. Refer to Note 13, Restructuring, for further discussion related to our 2025 Restructuring Program.
Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025
Total revenues and direct costs. Global Forwarding total revenues decreased, primarily driven by lower volumes in both ocean and air freight services and, to a lesser extent, lower pricing in ocean services. These decreases were mostly offset by higher pricing in air services, including the impact of higher fuel surcharges. The higher pricing in the air freight market also contributed to an increase in purchased transportation costs compared to the prior year. Ocean and air freight volumes declined from the elevated levels experienced in the first half of 2025, which benefited from accelerated shipping activity ahead of anticipated tariff implementations. Ocean pricing was pressured early in the period by excess vessel capacity in the market, before strengthening later in the period as the early onset of peak‑season demand and customer front‑loading of holiday and retail inventory supported volumes and rates, even as carrier blank sailings and the continued rerouting of Asia‑to‑Europe vessels related to Middle East conflicts reduced effective capacity. Air freight pricing increased, reflecting a supply‑driven contraction in effective global capacity and a sharp increase in jet fuel prices resulting from Middle East airspace restrictions and longer flight routings, even as air freight tonnage declined amid constrained demand.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits decreased, primarily driven by a lower adjusted gross profit per shipment in ocean services and lower ocean volumes. The decline in ocean adjusted gross profit per shipment was attributable to excess vessel capacity that significantly reduced pricing earlier in the period, and, later in the period, to purchased transportation costs increasing faster than customer pricing. These declines were partially offset by a higher adjusted gross profit per shipment in air services, attributable to the elevated global air freight pricing discussed above, partially offset by lower air freight volumes.
Operating expenses. Personnel expenses decreased driven by cost optimization efforts and productivity improvements, including lower average employee headcount, in addition to lower incentive compensation. Other SG&A expenses decreased with reductions across several expense categories partially offset by higher allocated corporate expenses.
Global Forwarding personnel expenses for the six months ended June 30, 2026 included $4.1 million of severance and related personnel expenses associated with our 2025 Restructuring Program. Other SG&A expenses also included $0.6 million of restructuring costs. Global Forwarding personnel expenses for the six months ended June 30, 2025 included $2.6 million of severance and related personnel expenses also associated with the same program.
All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2026	2025	% change	2026	2025	% change
Total revenues	$444,225	$420,516	5.6%	$845,106	$823,948	2.6%
Income (loss) from operations	4,928	598	N/M	3,800	(9,163)	N/M

Adjusted gross profits(1)
Robinson Fresh	47,276	44,395	6.5%	84,793	82,048	3.3%
Managed Solutions	32,471	29,007	11.9%	62,079	56,853	9.2%
Other Surface Transportation	—	—	N/M	—	4,637	(100.0)%
Total adjusted gross profits	$79,747	$73,402	8.6%	$146,872	$143,538	2.3%
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025
Total revenues and direct costs. Total revenues and direct costs increased primarily due to higher volumes with foodservice customers in our Robinson Fresh business. Total revenues and direct costs in our Managed Solutions business also increased as a result of higher freight under management.

Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased due to higher volume with foodservice customers. Managed Solutions adjusted gross profits increased as a result of higher freight under management.
Restructuring, lease impairment charge, and divestiture expenses. All Other and Corporate personnel expenses in the second quarter of 2026 included $3.0 million of severance and related personnel expenses associated with our 2025 Restructuring Program. In addition, we incurred $0.2 million of other SG&A expenses during the second quarter of 2026 related to the program.
All Other and Corporate personnel expenses for the second quarter of 2025 included $0.6 million of severance and related personnel expenses associated with our 2025 Restructuring Program. Other SG&A expenses for the second quarter of 2025 included $0.4 million related to restructuring activities and the divestiture of our Europe Surface Transportation business. Refer to Note 14, Divestitures, for further discussion related to the divestiture of our Europe Surface Transportation business and Note 13, Restructuring, for further discussion related to our 2025 Restructuring Program.
Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025
Total revenues and direct costs. Total revenues and direct costs increased primarily due to higher volumes with retail and foodservice customers in our Robinson Fresh business. These increases were partially offset by lower revenues and direct costs resulting from the divestiture of our Europe Surface Transportation business on February 1, 2025. Total revenues and direct costs in our Managed Solutions business also increased as a result of higher freight under management.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased due to higher volumes with foodservice customers, partially offset by margin compression, primarily with retail customers. Managed Solutions adjusted gross profits increased as a result of higher freight under management. Other Surface Transportation adjusted gross profits decreased due to the divestiture of our Europe Surface Transportation business.
Restructuring, lease impairment charge, and divestiture expenses. All Other and Corporate personnel expenses in the six months ended June 30, 2026, included $4.7 million of severance and related personnel expenses associated with our 2025 Restructuring Program. In addition, we incurred $0.1 million of other SG&A expenses during the six months ended June 30, 2026 related to the program.
All Other and Corporate personnel expenses for the six months ended June 30, 2025, included $1.8 million of severance and related personnel expenses associated with the divestiture of our Europe Surface Transportation business and our 2025 Restructuring Program. Other SG&A expenses for the six months ended June 30, 2025, included a $1.6 million loss related to the divestiture of our Europe Surface Transportation business and a $6.3 million lease impairment charge related to our Kansas City regional center resulting from the execution of a sublease agreement on a portion of the facility.
LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (in thousands):

Description	Carrying Value as of June 30, 2026	Borrowing Capacity	Maturity
Revolving credit facility	$325,000	$1,000,000	November 2027
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables Securitization Facility(1)	436,763	500,000	August 2027
Senior Notes(1)	598,254	600,000	April 2028
Total debt	$1,685,017	$2,425,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.
We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, share repurchases or other investments.
Cash and cash equivalents totaled $154.6 million as of June 30, 2026, and $160.9 million as of December 31, 2025. Cash and cash equivalents held outside the United States totaled $134.4 million as of June 30, 2026, and $144.9 million as of December 31, 2025.

We prioritize our investments to grow our market share and expand globally in key industries, trade lanes, and geographies, and to digitize our customer, carrier, and internal tools to support our organic growth. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Sources (uses) of cash:
Cash provided by operating activities	$104,497	$333,659

Capital expenditures	(33,252)	(36,241)
Cash used for acquisition	(78,948)	—
Proceeds from divestiture	11,828	27,737
Cash used for investing activities	(100,372)	(8,504)

Repurchase of common stock	(432,183)	(128,767)
Cash dividends	(154,300)	(152,355)
Net borrowings (payments) on debt	595,000	(24,000)
Other financing activities	(19,132)	(27,563)
Cash used for financing activities	(10,615)	(332,685)
Effect of exchange rates on cash and cash equivalents	209	6,985
Net change in cash and cash equivalents	$(6,281)	$(545)
Cash flows from operating activities. The decrease in cash provided by operating activities was primarily driven by an increase in net operating working capital, reflecting higher pricing and costs across many of our services compared to the prior year. In our NAST business, the supply-side market tightening that emerged in late 2025 and continued into 2026 drove higher market pricing and costs across our truckload and LTL services. These conditions, together with elevated diesel fuel prices, contributed to higher all-in transportation rates. In our global forwarding business, air freight pricing and costs increased, reflecting a contraction in effective global capacity from Middle East conflicts, which drove airspace restrictions, longer flight times, and a sharp increase in jet fuel prices, while ocean pricing and costs increased later in the period as early onset peak-season demand and customer front-loading of holiday and retail inventory supported rates. As a result of these market conditions, net operating working capital increased, adversely impacting cash provided by operating activities during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. We continue to closely monitor credit and collections activities and the quality of our accounts receivable balance to minimize risk as well as work with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.
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
On June 22, 2026, we acquired DeSpir Logistics. Total purchase consideration, net of cash acquired, was approximately $77.8 million, which was paid in cash.
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
Cash flows from financing activities. Net cash used for financing activities decreased significantly in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, driven by an increase in net borrowings on debt, partially offset by an increase in cash returned to shareholders through share repurchases. Net borrowings on debt increased primarily to fund incremental share repurchases and cash paid for an acquisitions in the six months ended June 30, 2026 compared to the prior year.

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
As of June 30, 2026, we were in compliance with all of the covenants under our debt agreements.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Refer to Note 1, Basis of Presentation, contained in this Quarterly Report for a discussion of recently issued accounting pronouncements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the company's 2025 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of June 30, 2026, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the company’s 2025 Annual Report on Form 10-K for a discussion on the company’s market risk. As of June 30, 2026, there were no material changes in market risk from those disclosed in the company’s 2025 Annual Report on Form 10-K.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
(b) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information with respect to legal proceedings is included in Note 7, Litigation, contained in this Quarterly Report and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, or future results. Except for the updates to the risk factor set forth below, there have not been material changes in our risk factors set forth in the company’s 2025 Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
We are subject to claims arising from our transportation operations. We use the services of thousands of third-party transportation companies in connection with our transportation operations. From time to time, the drivers employed and engaged by the motor carriers with which we contract are involved in accidents, which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted motor carrier. Although these drivers are not our employees and are employees, owner-operators, or independent contractors working for the contracted motor carriers, claims may nevertheless be asserted against us for their actions or for our actions in selecting, retaining, or monitoring such carriers.
Recent legal developments, including the United States Supreme Court’s decision in Montgomery v. Caribe Transport II, LLC, have clarified that state-law negligence claims related to the selection of motor carriers by freight brokers are not preempted by federal law in certain circumstances. As a result, plaintiffs have pursued, and may increasingly pursue, allegations that we failed to exercise reasonable care in selecting or retaining third-party motor carriers, and courts may permit such claims to proceed under a range of state law standards that may vary by jurisdiction. Claims against us may exceed the amount of our insurance coverage or may not be covered by insurance at all. As discussed in Note 7, Litigation, we are currently facing a negligent hire claim of this nature related to our selection of an independent motor carrier. Further, this evolving legal landscape may result in increased litigation activity, greater scrutiny of our carrier selection and oversight practices, and higher defense and settlement costs.
A material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims, or unfavorable resolutions of claims could materially and adversely affect our operating results. In addition, actual or perceived increases in our exposure to liability, including those arising from developments such as the Montgomery decision, may result in significant increases in insurance costs, higher deductibles or self-insured retentions, more restrictive coverage terms, or the inability to purchase insurance on commercially reasonable terms. Insurers may also revise underwriting standards applicable to freight brokers, including with respect to carrier vetting, compliance, and documentation practices. Our involvement in the transportation of certain goods, including but not limited to, hazardous materials, could also increase our exposure in the event one of our contracted motor carriers is involved in an accident resulting in injuries or contamination.
In North America, as a property freight broker, we are not legally liable for loss or damage to our customers’ cargo. In our customer contracts, we may agree to assume cargo liability up to a stated maximum. We typically do not assume cargo liability to our customers above minimum industry standards in our international freight forwarding, ocean transportation, or air freight businesses on international or domestic air shipments. Although we are not legally liable for loss or damage to our customers’ cargo, from time to time, claims may be asserted against us for cargo losses. We maintain a broad cargo liability insurance policy to help protect us against catastrophic losses that may not be recovered from the responsible contracted carrier. Currently, we also carry various liability insurance policies, including automobile and general liability, with total automobile limits of $135 million subject to a $10 million per incident deductible, and total general liability limits of $87 million subject to a $500,000 per incident deductible.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about company purchases of common stock during the quarter ended June 30, 2026:

	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2026 – April 30, 2026	345,337	$175.52	341,600	2,096,330
May 1, 2026 – May 31, 2026	637,412	162.92	618,400	1,477,930
June 1, 2026 – June 30, 2026	368,516	166.51	306,000	1,171,930
Second Quarter 2026	1,351,265	$167.12	1,266,000	1,171,930
________________________________
(1) The total number of shares purchased based on trade date includes: (i) 1,266,000 shares of common stock purchased under the authorization described below; and (ii) 85,265 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.
(2) In December 2021, the Board of Directors increased the number of shares authorized for repurchase by 20,000,000 shares. As of June 30, 2026, there were 1,171,930 shares remaining for future repurchases. Repurchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs.
On October 28, 2025, the Board of Directors approved an additional $2.0 billion of authorization under the company’s share repurchase program. The stock repurchase program does not obligate the company to acquire any amount of common stock and shall expire or terminate at the Board's discretion.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K during the three months ended June 30, 2026.
ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this Quarterly Report:

10.1	Performance Stock Unit Award for Arun Rajan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2026)

10.2	Restricted Stock Unit Award for Arun Rajan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2026)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended June 30, 2026, formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the company for the period ended June 30, 2026, formatted in Inline XBRL (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2026.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ David P. Bozeman
David P. Bozeman
Chief Executive Officer

By:	/s/ Damon J. Lee
Damon J. Lee
Chief Financial Officer