Form 10-Q
period 2026-09-30
C. H. ROBINSON WORLDWIDE, INC.
filed 2026-10-30
CIK 1043277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2026, the number of shares outstanding of the registrant’s Common Stock, par value $0.10 per share, was 115,941,629.

C.H. ROBINSON WORLDWIDE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$193,132	$160,871
Receivables, net of allowance for credit loss of $15,530 and $14,420	3,547,181	2,360,829
Contract assets, net of allowance for credit loss	290,924	156,441
Prepaid expenses and other	98,832	120,402
Total current assets	4,130,069	2,798,543
Property and equipment, net of accumulated depreciation and amortization	102,297	116,362
Goodwill	1,509,571	1,457,976
Other intangible assets, net of accumulated amortization	36,359	18,174
Right-of-use lease assets	246,837	278,323
Deferred tax assets	267,541	293,455
Other assets	96,781	95,548
Total assets	$6,389,455	$5,058,381

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$1,938,433	$1,210,295
Outstanding checks	30,979	30,981
Accrued expenses:
Compensation	189,766	188,838
Transportation expense	236,322	120,708
Income taxes	11,780	33,745
Other accrued liabilities	182,394	174,955
Current lease liabilities	69,357	72,180
Current portion of debt	425,818	—
Total current liabilities	3,084,849	1,831,702

Long-term debt	1,443,491	1,089,438
Noncurrent lease liabilities	213,720	233,768
Noncurrent income taxes payable	42,348	34,875
Deferred tax liabilities	22,830	21,526
Other long-term liabilities	2,829	1,425
Total liabilities	4,810,067	3,212,734
Stockholders’ investment:
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 480,000 shares authorized; 179,199 and 179,199 shares issued, 115,937 and 118,429 outstanding	11,594	11,843
Additional paid-in capital	736,146	734,261
Retained earnings	6,378,495	6,071,118
Accumulated other comprehensive loss	(75,378)	(77,674)
Treasury stock at cost (63,262 and 60,770 shares)	(5,471,469)	(4,893,901)
Total stockholders’ investment	1,579,388	1,845,647
Total liabilities and stockholders’ investment	$6,389,455	$5,058,381
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited, in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Transportation	$5,012,177	$3,783,535	$13,180,661	$11,252,110
Sourcing	345,883	353,311	1,124,431	1,068,019
Total revenues	5,358,060	4,136,846	14,305,092	12,320,129
Costs and expenses:
Purchased transportation and related services	4,236,891	3,112,683	11,080,613	9,286,694
Purchased products sourced for resale	312,735	318,086	1,017,586	961,039
Personnel expenses	360,301	349,302	1,051,496	1,033,177
Other selling, general, and administrative expenses	176,326	135,939	452,161	425,611
Total costs and expenses	5,086,253	3,916,010	13,601,856	11,706,521
Income from operations	271,807	220,836	703,236	613,608
Interest and other income/expense, net	(21,719)	(15,602)	(48,610)	(57,679)
Income before provision for income taxes	250,088	205,234	654,626	555,929
Provision for income taxes	51,619	42,247	122,138	105,169
Net income	198,469	162,987	532,488	450,760
Other comprehensive income (loss)	2,328	(2,772)	2,296	35,748
Comprehensive income	$200,797	$160,215	$534,784	$486,508

Basic net income per share	$1.69	$1.36	$4.49	$3.75
Diluted net income per share	$1.67	$1.34	$4.45	$3.71

Basic weighted average shares outstanding	117,499	119,887	118,616	120,363
Dilutive effect of outstanding stock awards	1,233	1,462	1,168	1,050
Diluted weighted average shares outstanding	118,732	121,349	119,784	121,413
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2025	118,429	$11,843	$734,261	$6,071,118	$(77,674)	$(4,893,901)	$1,845,647
Net income				147,233			147,233
Foreign currency adjustments					(431)		(431)
Dividends declared, $0.63 per share				(74,887)			(74,887)
Stock issued for employee benefit plans	959	96	(69,989)			42,175	(27,718)
Stock-based compensation expense	—	—	28,295			—	28,295
Repurchase of common stock	(1,231)	(123)				(213,895)	(214,018)
Balance March 31, 2026	118,157	11,816	692,567	6,143,464	(78,105)	(5,065,621)	1,704,121
Net income				186,786			186,786
Foreign currency adjustments					399		399
Dividends declared, $0.63 per share				(75,485)			(75,485)
Stock issued for employee benefit plans	222	22	(6,375)			14,939	8,586
Stock-based compensation expense	—	—	24,710			—	24,710
Repurchase of common stock	(1,266)	(127)				(221,300)	(221,427)
Balance June 30, 2026	117,113	11,711	710,902	6,254,765	(77,706)	(5,271,982)	1,627,690
Net income				198,469			198,469
Foreign currency adjustments					2,328		2,328
Dividends declared, $0.63 per share				(74,739)			(74,739)
Stock issued for employee benefit plans	104	11	(2,538)			5,342	2,815
Stock-based compensation expense	—	—	27,782			—	27,782
Repurchase of common stock	(1,280)	(128)				(204,829)	(204,957)
Balance September 30, 2026	115,937	$11,594	$736,146	$6,378,495	$(75,378)	$(5,471,469)	$1,579,388

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Stockholders’ Investment
(unaudited, in thousands, except per share data)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Investment
Balance December 31, 2024	118,664	$11,866	$775,054	$5,786,337	$(110,402)	$(4,740,804)	$1,722,051
Net income				135,302			135,302
Foreign currency adjustments					10,435		10,435
Dividends declared, $0.62 per share				(74,418)			(74,418)
Stock issued for employee benefit plans	779	78	(83,179)			50,080	(33,021)
Stock-based compensation expense	—	—	23,146			—	23,146
Repurchase of common stock	(485)	(48)				(48,722)	(48,770)
Balance March 31, 2025	118,958	11,896	715,021	5,847,221	(99,967)	(4,739,446)	1,734,725
Net income				152,471			152,471
Foreign currency adjustments					28,085		28,085
Dividends declared, $0.62 per share				(75,702)			(75,702)
Stock issued for employee benefit plans	229	23	(11,827)			17,262	5,458
Stock-based compensation expense	—	—	20,882			—	20,882
Repurchase of common stock	(870)	(87)				(81,445)	(81,532)
Balance June 30, 2025	118,317	11,832	724,076	5,923,990	(71,882)	(4,803,629)	1,784,387
Net income				162,987			162,987
Foreign currency adjustments					(2,772)		(2,772)
Dividends declared, $0.62 per share				(75,456)			(75,456)
Stock issued for employee benefit plans	1,062	106	(816)			82,367	81,657
Stock-based compensation expense	—	—	18,746			—	18,746
Repurchase of common stock	(958)	(96)				(112,412)	(112,508)
Balance September 30, 2025	118,421	$11,842	$742,006	$6,011,521	$(74,654)	$(4,833,674)	$1,857,041
See accompanying notes to the condensed consolidated financial statements.

C.H. ROBINSON WORLDWIDE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$532,488	$450,760
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	71,194	76,337
Provision for credit losses	5,425	6,571
Stock-based compensation	80,787	62,774
Deferred income taxes	28,196	30,564
Excess tax benefit on stock-based compensation	(31,644)	(15,621)
Change in loss on disposal group	—	(569)
Other operating activities	12,451	7,172
Changes in operating elements:
Receivables	(1,221,470)	(89,325)
Contract assets	(134,894)	23,035
Prepaid expenses and other	21,864	(26,521)
Right-of-use asset	18,659	42,475
Accounts payable and outstanding checks	723,448	79,171
Accrued compensation	180	(9,903)
Accrued transportation expense	115,614	(14,094)
Accrued income taxes	16,758	49,418
Other accrued liabilities	13,450	(16,168)
Lease liability	(22,399)	(49,701)
Other assets and liabilities	(1,513)	2,730
Net cash provided by operating activities	228,594	609,105
INVESTING ACTIVITIES
Purchases of property and equipment	(11,212)	(16,615)
Purchases and development of software	(39,557)	(38,246)
Cash used for acquisitions, net of cash acquired	(78,949)	—
Proceeds from divestiture	35,310	27,737
Other investing activities	3,289	—
Net cash used for investing activities	(91,119)	(27,124)
FINANCING ACTIVITIES
Proceeds from stock issued for employee benefit plans	64,789	112,076
Stock tendered for payment of withholding taxes	(81,106)	(57,982)
Repurchase of common stock	(639,922)	(240,257)
Cash dividends	(229,132)	(227,053)
Proceeds from long-term borrowings	2,957,000	344,000
Payments on long-term borrowings	(2,104,000)	(512,000)
Proceeds from short-term borrowings	318,000	1,548,800
Payments on short-term borrowings	(392,000)	(1,575,800)
Net cash used for financing activities	(106,371)	(608,216)
Effect of exchange rates on cash and cash equivalents	1,157	6,534
Net change in cash and cash equivalents, including cash and cash equivalents classified within assets held for sale	32,261	(19,701)
Plus: net decrease in cash and cash equivalents within assets held for sale	—	10,776
Cash and cash equivalents, beginning of period	160,871	145,762
Cash and cash equivalents, end of period	$193,132	$136,837
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

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS
The change in carrying amount of goodwill is as follows (in thousands):

	NAST	Global Forwarding	All Other and Corporate	Total
Balance, December 31, 2025	$1,202,093	$208,472	$47,411	$1,457,976
Foreign currency translation	3,459	(858)	168	2,769
Acquisitions(1)	48,826	—	—	48,826
Balance, September 30, 2026	$1,254,378	$207,614	$47,579	$1,509,571
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
There were no changes in circumstances or events identified in the third quarter of 2026 that would indicate an interim impairment analysis was required for any of our remaining reporting units as of September 30, 2026.
Identifiable intangible assets consisted of the following (in thousands):

	September 30, 2026			December 31, 2025
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangibles
Customer relationships	$71,600	$(52,141)	$19,459	$72,109	$(62,535)	$9,574
Indefinite-lived intangibles
Trademarks	16,900	—	16,900	8,600	—	8,600
Total intangibles	$88,500	$(52,141)	$36,359	$80,709	$(62,535)	$18,174
Amortization expense for other intangible assets is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense	$2,380	$2,571	$6,716	$7,682
Finite-lived intangible assets as of September 30, 2026 will be amortized over their remaining lives as follows (in thousands):

Remainder of 2026	$2,379
2027	2,970
2028	1,660
2029	1,660
2030	1,660
Thereafter	9,130
Total(1)	$19,459
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
We may seek to manage our exposure to the risk of fluctuations in foreign currency exchange rates through the use of foreign currency forward contracts. Foreign currency forward contracts are accounted for at fair value with the recognition of all derivative instruments as either assets or liabilities on the balance sheet, and changes in fair value recognized in interest and other income/expenses, net in the consolidated statements of operations and comprehensive income. These contracts are accounted for as non-designated hedges pursuant to ASC Topic 815, “Derivatives and Hedging.” Foreign currency forward contracts are classified under Level 2 of the fair value hierarchy and are measured using market-based rates. The impact of foreign currency forward contracts was not material as of and for the three and nine months ended September 30, 2026.
We had no other assets or liabilities measured at fair value on a recurring basis that were classified as Level 2 or Level 3 as of and during the periods ended September 30, 2026, and December 31, 2025. There were no transfers between levels during the period.
NOTE 4. FINANCING ARRANGEMENTS
The components of our long-term debt and the associated interest rates were as follows (dollars in thousands):

	Average interest rate as of			Carrying value as of
	September 30, 2026	December 31, 2025	Maturity	September 30, 2026	December 31, 2025
Revolving credit facility	5.00%	4.82%	November 2027	$520,000	$—
Senior Notes, Series B	4.26%	4.26%	August 2028	150,000	150,000
Senior Notes, Series C	4.60%	4.60%	August 2033	175,000	175,000
Receivables Securitization Facility(1)	4.81%	4.59%	August 2027	425,818	166,654
Senior Notes(1)	4.20%	4.20%	April 2028	598,491	597,784
Total debt				1,869,309	1,089,438
Less: Current maturities and short-term borrowing				(425,818)	—
Long-term debt				$1,443,491	$1,089,438
____________________________________________
(1) Net of unamortized discounts and issuance costs.
SENIOR UNSECURED REVOLVING CREDIT FACILITY
We have a senior unsecured revolving credit facility (the “Credit Agreement”) with a total availability of $1 billion, which may be reduced by standby letters of credit. The Credit Agreement has a maturity date of November 19, 2027. Borrowings under the Credit Agreement generally bear interest at a variable rate determined by a pricing schedule or the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50 percent, or (c) the sum of one-month Term SOFR plus a specified margin). As of September 30, 2026, the variable rate equaled Term SOFR plus a credit spread adjustment of 0.10 percent plus 1.00 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility of 0.09 percent. The recorded amount of borrowings outstanding, if any, approximates fair value because they can be redeemed on short notice and the interest rate floats. We consider these borrowings to be a Level 2 financial liability.
The Credit Agreement contains various restrictions and covenants that require us to maintain certain financial ratios, including a maximum leverage ratio of 3.75 to 1.00. The Credit Agreement also contains customary events of default.

NOTE PURCHASE AGREEMENT
On August 23, 2013, we entered into a Note Purchase Agreement with certain institutional investors (the “Purchasers”). On August 27, 2013, the Purchasers purchased an aggregate principal amount of $500 million of our Senior Notes Series A, Senior Notes Series B, and Senior Notes Series C (collectively, the “Notes”). Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes approximated $301.1 million on September 30, 2026. We estimate the fair value of the Notes primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering our own risk. If the Notes were recorded at fair value, they would be classified as a Level 2 financial liability. Senior Notes Series A matured in August 2023.
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
U.S. TRADE ACCOUNTS RECEIVABLE SECURITIZATION
On November 19, 2021, we entered into a receivables purchase agreement and related transaction documents with Bank of America, N.A. and Wells Fargo Bank, N.A. to provide a receivables securitization facility (the “Receivables Securitization Facility”). The Receivables Securitization Facility is based on the securitization of a portion of our U.S. trade accounts receivable with a total availability of $500 million as of September 30, 2026. The interest rate on borrowings under the Receivables Securitization Facility is based on Term SOFR plus a credit spread adjustment of 0.10 percent plus 0.80 percent. In addition, there is a commitment fee on the average daily undrawn stated amount under the facility of 0.20 percent.
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
On August 12, 2025, we amended the Receivables Securitization Facility to extend the termination date of the facility to August 12, 2027. The total availability remains $500 million, and we have the option to utilize an accordion feature, if needed, of an additional $250 million pursuant to the provisions of the Receivables Purchase Agreement, as amended by the Receivables Purchase Amendment.
SENIOR NOTES
On April 9, 2018, we issued senior unsecured notes (“Senior Notes”) through a public offering. The Senior Notes bear an annual interest rate of 4.20 percent payable semi-annually on April 15 and October 15, until maturity on April 15, 2028. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 4.39 percent per annum. The fair value of the Senior Notes, excluding debt discounts and issuance costs, approximated $589.8 million as of September 30, 2026, based primarily on the market prices quoted from external sources. The carrying value of the Senior Notes was $598.5 million as of September 30, 2026.
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
In addition to the above financing agreements, we have a $35 million discretionary line of credit with U.S. Bank, of which $22.8 million is utilized for standby letters of credit related to insurance collateral as of September 30, 2026. These standby letters of credit are renewed annually and were undrawn as of September 30, 2026.
NOTE 5. INCOME TAXES
A reconciliation of the provision for income taxes using the statutory federal income tax rate to our effective income tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.3	2.4	2.7	2.3
Share-based payment awards	(1.6)	(3.8)	(6.3)	(3.3)
Foreign tax credits	(1.1)	(2.0)	(1.1)	(2.0)
Other U.S. tax credits and incentives	(2.0)	0.3	(1.2)	(0.9)
Foreign tax rate differential	—	0.5	0.8	(0.4)
Section 162(m) limitations on compensation	1.5	1.6	2.8	1.5
Other	(0.5)	0.6	—	0.7
Effective income tax rate	20.6%	20.6%	18.7%	18.9%
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
As of September 30, 2026, we had $42.3 million of unrecognized tax benefits and related interest and penalties. With few exceptions, we are no longer subject to audits of U.S. federal, state and local, or non-U.S. income tax returns before 2022.
NOTE 6. STOCK AWARD PLANS
Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense as it vests. A summary of our total compensation expense recognized in our condensed consolidated statements of operations and comprehensive income for stock-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock awards	$27,239	$18,214	$78,291	$60,311
Company expense on ESPP discount	543	532	2,496	2,463
Total stock-based compensation expense	$27,782	$18,746	$80,787	$62,774
On May 5, 2022, our shareholders approved a 2022 Equity Incentive Plan (the “Plan”), authorizing the issuance of up to 4,261,884 shares pursuant to awards granted under the Plan. On May 8, 2025, the Plan was amended and restated, and our shareholders approved an increase in the number of shares authorized for issuance by 4,000,000. The Plan allows us to grant certain stock awards, including stock options at fair market value, performance-based restricted stock units (“PSUs”) and shares, and time-based restricted stock units, to our key employees and non-employee directors. Shares subject to awards under the Plan or certain of our prior plans that expire or are canceled without delivery of shares or that are settled in cash generally may become available again for issuance under the Plan. There were 4,373,489 shares available for stock awards under the Plan as of September 30, 2026.
Stock Options – We have awarded stock options to certain key employees that vest primarily based on their continued employment. These awards are fully vested and there is no remaining unrecognized compensation expense related to stock options as of September 30, 2026. The outstanding options have expiration dates between 2026 and 2030. Although participants can exercise options via a stock swap exercise, we do not issue reloads (restoration options) on the grants.
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
Performance-based Awards
We have awarded PSUs on an annual basis to certain key employees. These PSUs vest over a three-year period based on the achievement of certain cumulative diluted earnings per share targets. These PSUs contain an upside opportunity of up to 200 percent of target contingent upon obtaining certain targets mentioned above over their respective performance period.
Time-based Awards
We award time-based restricted stock units to certain key employees. These time-based awards are granted on an annual basis and vest over a three-year period.
We granted 247,793 PSUs at target and 292,406 time-based restricted stock units in February 2026 that vest over a three-year period. The PSUs will vest upon achieving cumulative three-year diluted earnings per share targets and contain an upside opportunity of up to 200 percent. The PSUs and time-based restricted stock unit awards had a weighted average grant date fair value of $197.73 and provide for two years of post-termination vesting upon a qualified retirement.
On May 29, 2026, we granted 8,714 time-based restricted stock units and 34,857 PSUs at target as a special equity award to our Chief Strategy and Innovation Officer. The time-based restricted stock units vest over a five-year period, with 20 percent vesting on each anniversary of the grant date and have a weighted average grant date fair value of $177.74. The PSUs vest over a five-year performance period (fiscal years 2026 through 2030) based on the achievement of certain strategic growth and talent development milestones, together with an outperformance component tied to diluted earnings per share targets and have a weighted average grant date fair value of $177.74.
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
As of September 30, 2026, there was unrecognized compensation expense of $197.6 million related to previously granted stock awards assuming maximum achievement is obtained on our PSUs. The amount of future expense to be recognized will be based on the passage of time and contingent upon obtaining certain targets mentioned above over their respective performance period.
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

Three Months Ended September 30, 2026
Shares purchased by employees	Aggregate cost to employees	Expense recognized by the company
24,471	$3,077	$543

NOTE 7. LITIGATION
Except as described below, we are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, including certain contingent auto liability cases. For some legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable and related insurance recoveries, but these amounts are not material to our condensed consolidated financial position, results of operations, or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings, we are often unable to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our condensed consolidated financial position, results of operations, or cash flows.
On July 23, 2026, a jury verdict (the “Verdict”) was rendered in Dallas County District Court in Texas, in the matter of Lipe v. Lupus Superior, LLC, et al. (the “Lipe Matter”). The Verdict included a determination by the jury that we negligently hired Lupus Superior, LLC, an independent contractor motor carrier, in connection with the transportation of a shipment of our customer's freight that was involved in a tragic, catastrophic accident in March 2021. The Verdict attributed 23 percent of the total monetary damages of $604 million to us, with the remainder attributed to the third-party contract motor carrier, Lupus Superior, LLC, and the Lupus Superior, LLC truck driver. Notwithstanding this allocation, because the jury found us vicariously liable for the conduct of the motor carrier and its driver, we may be held jointly and severally liable for the entire $604 million of total monetary damages awarded plus $107 million of pre-judgment interest.
Based on knowledge of the facts, available insurance coverage, and the analysis of our internal and external counsel, an immaterial accrual was included in other accrued liabilities in the Company's consolidated balance sheet as of September 30, 2026, with respect to the Lipe Matter. We do not believe it is probable that the full amount of the judgment will be sustained, and given the extreme nature of the Verdict, no reasonable estimate of a reasonably possible loss in excess of the immaterial accrual can be made. For the time period in question, we maintain liability and excess insurance policies with $155 million of coverage per occurrence, subject to a $5 million deductible.
The independent contractor motor carrier worked with many brokers and shippers, and the driver worked for the carrier. He did not communicate with C.H. Robinson, and we did not supervise, direct, or control his actions. C.H. Robinson does not employ or control drivers. We strongly disagree with the Verdict and believe the law and the facts support our position and intend to appeal immediately. No assurances can be provided as to the probability of success with respect to any post-trial motions or appeals relating to the Verdict, or as to the ultimate outcome of any such motions or appeals. The total cost associated with this matter, which may include interest, bonding-related costs, and legal and other professional fees, will depend on many factors, and the ultimate financial impact, as well as the timing of the ultimate resolution of this matter, is difficult to predict.
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
Reportable segment information is as follows (dollars in thousands):

	Three Months Ended September 30, 2026
	NAST	Global Forwarding	Total
Revenues from external customers	$3,829,223	$1,149,051	$4,978,274
Other revenues from external customers(1)			379,786
Total consolidated revenues			5,358,060
Less significant segment expenses:
Purchased transportation and related services(2)	3,311,368	927,813
Personnel expenses(2)	173,453	85,718
Other selling, general, and administrative expenses(2)	140,499	55,473
Segment operating income	203,903	80,047	283,950
Other operating income (loss)(1)			(12,143)
Total consolidated operating income			271,807
Interest and other income/expense, net			(21,719)
Income before provision for income taxes			$250,088

	Three Months Ended September 30, 2025
	NAST	Global Forwarding	Total
Revenues from external customers	$2,965,694	$786,347	$3,752,041
Other revenues from external customers(1)			384,805
Total consolidated revenues			4,136,846
Less significant segment expenses:
Purchased transportation and related services(2)	2,521,555	594,592
Personnel expenses(2)	162,086	92,507
Other selling, general, and administrative expenses(2)	109,175	50,227
Segment operating income	172,878	49,021	221,899
Other operating income (loss)(1)			(1,063)
Total consolidated operating income			220,836
Interest and other income/expense, net			(15,602)
Income before provision for income taxes			$205,234
_______________________________________
(1) Other revenues from external customers and other operating income (loss) are attributable to our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

	Nine Months Ended September 30, 2026
	NAST	Global Forwarding	Total
Revenues from external customers	$10,369,815	$2,710,385	$13,080,200
Other revenues from external customers(1)			1,224,892
Total consolidated revenues			14,305,092
Less significant segment expenses:
Purchased transportation and related services(2)	8,951,494	2,138,026
Personnel expenses(2)	507,840	243,683
Other selling, general, and administrative expenses(2)	371,603	155,975
Segment operating income	538,878	172,701	711,579
Other operating income (loss)(1)			(8,343)
Total consolidated operating income			703,236
Interest and other income/expense, net			(48,610)
Income before provision for income taxes			$654,626

	Nine Months Ended September 30, 2025
	NAST	Global Forwarding	Total
Revenues from external customers	$8,752,341	$2,359,035	$11,111,376
Other revenues from external customers(1)			1,208,753
Total consolidated revenues			12,320,129
Less significant segment expenses:
Purchased transportation and related services(2)	7,457,630	1,795,071
Personnel expenses(2)	483,070	268,295
Other selling, general, and administrative expenses(2)	331,101	152,375
Segment operating income	480,540	143,294	623,834
Other operating income (loss)(1)			(10,226)
Total consolidated operating income			613,608
Interest and other income/expense, net			(57,679)
Income before provision for income taxes			$555,929
_______________________________________
(1) Other revenues from external customers and other operating income (loss) are attributable to our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

Reportable segment information is as follows (dollars in thousands):

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended September 30, 2026
Depreciation and amortization	$5,263	$1,479	$17,031	$23,773
Total assets(1)	3,775,164	1,556,883	1,057,408	6,389,455
Average employee headcount	4,597	3,573	3,083	11,253

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Three Months Ended September 30, 2025
Depreciation and amortization	$4,874	$2,250	$18,705	$25,829
Total assets(1)	2,978,317	1,233,692	1,015,845	5,227,854
Average employee headcount	5,187	4,245	3,127	12,559

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Nine Months Ended September 30, 2026
Depreciation and amortization	$14,789	$4,900	$51,505	$71,194
Total assets(1)	3,775,164	1,556,883	1,057,408	6,389,455
Average employee headcount	4,674	3,710	3,095	11,479

	NAST	Global Forwarding	All Other and Corporate	Consolidated
Nine Months Ended September 30, 2025
Depreciation and amortization	$14,498	$6,577	$55,262	$76,337
Total assets(1)	2,978,317	1,233,692	1,015,845	5,227,854
Average employee headcount	5,234	4,380	3,339	12,953
_________________________________________
(1) All cash and cash equivalents are included in All Other and Corporate.

NOTE 9. REVENUE FROM CONTRACTS WITH CUSTOMERS
A summary of our total revenues disaggregated by major service line and timing of revenue recognition is presented below for each of our reportable segments (in thousands):

	Three Months Ended September 30, 2026
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$3,829,223	$1,149,051	$33,903	$5,012,177
Sourcing(2)	—	—	345,883	345,883
Total revenues	$3,829,223	$1,149,051	$379,786	$5,358,060

	Three Months Ended September 30, 2025
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$2,965,694	$786,347	$31,494	$3,783,535
Sourcing(2)	—	—	353,311	353,311
Total revenues	$2,965,694	$786,347	$384,805	$4,136,846

	Nine Months Ended September 30, 2026
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$10,369,815	$2,710,385	$100,461	$13,180,661
Sourcing(2)	—	—	1,124,431	1,124,431
Total revenues	$10,369,815	$2,710,385	$1,224,892	$14,305,092

	Nine Months Ended September 30, 2025
	NAST	Global Forwarding	All Other and Corporate	Total
Major Service Lines
Transportation and logistics services(1)	$8,752,341	$2,359,035	$140,734	$11,252,110
Sourcing(2)	—	—	1,068,019	1,068,019
Total revenues	$8,752,341	$2,359,035	$1,208,753	$12,320,129
____________________________________________
(1) Transportation and logistics services performance obligations are completed over time.
(2) Sourcing performance obligations are completed at a point in time.
We typically do not receive consideration, and amounts are not due from our customers, prior to the completion of our performance obligation. As such, contract liabilities were not significant as of September 30, 2026, and revenue recognized from contract liabilities for the three and nine months ended September 30, 2026 and 2025 was not significant. Contract assets and accrued expenses-transportation expense fluctuate from period to period primarily based upon changes in transportation pricing and costs and shipments in-transit at period end.

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
Our lease agreements typically do not contain variable lease payments, residual value guarantees, purchase options, or restrictive covenants. Many of our leases include the option to renew for a period of months to several years. The term of our leases may include the option to renew when it is reasonably certain we will exercise that option, although these occurrences are infrequent. We have lease agreements with lease components (e.g., payments for rent) and non-lease components (e.g., payments for common area maintenance and parking), which are all accounted for as a single lease component.
We do not have material lease agreements that have not yet commenced that are expected to create significant rights or obligations as of September 30, 2026.
Information regarding lease expense, remaining lease term, discount rate, and other select lease information is presented below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Costs	2026	2025	2026	2025
Operating lease expense	$19,712	$23,239	$61,195	$68,352
Short-term lease expense	850	1,413	1,958	3,612
Right-of-use asset impairments(1)(2)	11,475	138	12,543	6,397
Total lease expense(3)	$32,037	$24,790	$75,696	$78,361
___________________________
(1) During the three and nine months ended September 30, 2026, we recognized an additional $11.4 million impairment charge related to our Kansas City regional center lease driven by the execution of a sublease agreement for the remaining portion of the facility. The impairment was determined by comparing the discounted cash flows of the head lease and sublease rental payments and is included in All Other and Corporate. Refer to Note 13, Restructuring, for further discussion related to our restructuring programs.
(2) During the nine months ended September 30, 2025, we recognized a $6.3 million impairment charge related to our Kansas City regional center lease driven by the execution of a sublease agreement on approximately half of the building. The impairment was determined by comparing the discounted cash flows of the head lease and sublease rental payments and is included in All Other and Corporate. Refer to Note 13, Restructuring, for further discussion related to our restructuring programs.
(3) Total lease expense is included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.

	Nine Months Ended September 30,
Other Lease Information	2026	2025
Operating cash flows from operating leases	$64,935	$75,576
Right-of-use lease assets obtained in exchange for new lease liabilities	40,996	24,632

Lease Term and Discount Rate	As of September 30, 2026	As of December 31, 2025
Weighted average remaining lease term (in years)	4.7	4.9
Weighted average discount rate	4.6%	4.5%

The maturities of lease liabilities as of September 30, 2026, were as follows (in thousands):

Maturity of Lease Liabilities	Operating Leases
Remaining 2026	$16,121
2027	83,492
2028	67,712
2029	51,858
2030	37,630
Thereafter	59,015
Total lease payments	315,828
Less: Interest	(32,751)
Present value of lease liabilities	$283,077
NOTE 11. ALLOWANCE FOR CREDIT LOSSES
Our allowance for credit losses is computed using a number of factors, including our past credit loss experience and our customers' credit ratings, in addition to other customer-specific factors. We have also considered recent trends and developments related to the current macroeconomic environment in determining our ending allowance for credit losses for both accounts receivable and contract assets. The allowance for credit losses on contract assets was not significant as of September 30, 2026.
A rollforward of our allowance for credit losses on our accounts receivable balance is presented below (in thousands):

Balance, December 31, 2025	$14,420
Provision	5,015
Write-offs	(3,905)
Balance, September 30, 2026	$15,530

Recoveries of amounts previously written off were not significant for the three and nine months ended September 30, 2026.
NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is included in Stockholders' Investment on our condensed consolidated balance sheets. The recorded balance on September 30, 2026, and December 31, 2025, was $75.4 million and $77.7 million, respectively. The recorded balance on September 30, 2026, and December 31, 2025, is comprised solely of foreign currency adjustments, including foreign currency translation.
Other comprehensive income was $2.3 million for the three months ended September 30, 2026, primarily driven by fluctuations in the Australian dollar and Singapore dollar, partially offset by fluctuations in the Polish zloty and euro. Other comprehensive loss was $2.8 million for the three months ended September 30, 2025, primarily driven by small fluctuations in a number of currencies.
Other comprehensive income was $2.3 million for the nine months ended September 30, 2026, primarily driven by fluctuations in the Australian dollar and Singapore dollar, partially offset by fluctuations in the euro and Polish zloty. Other comprehensive income was $35.7 million for the nine months ended September 30, 2025, primarily driven by fluctuations in the Singapore dollar, euro, and Australian dollar.

NOTE 13. RESTRUCTURING
2025 Restructuring Program: In the second quarter of 2025, we initiated a restructuring program (the “2025 Restructuring Program”) aimed at enhancing operational efficiency and achieving cost savings through the adoption of advanced technologies, including artificial intelligence (“AI”). The program is centered around two key initiatives:
Process Optimization and Workforce Productivity - The first initiative focuses on streamlining operations by leveraging cutting-edge technological innovations to significantly enhance workforce productivity. This includes the integration of automation and AI-driven solutions to reduce manual processes and improve overall efficiency. As a result of this initiative, we have incurred, and expect to continue to incur, severance and related personnel costs associated with workforce reductions.
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
We recognized restructuring charges of $16.1 million and $43.8 million in the three and nine months ended September 30, 2026, respectively, primarily related to workforce reductions and related personnel expenses in addition to asset impairments of facilities under operating leases. We expect to incur restructuring charges of $75 million to $100 million in total from 2025 through early 2028 primarily related to severance and other personnel-related costs and impairments related to the early termination or abandonment of facilities under operating leases for the 2025 Restructuring Program. The amount and timing of the restructuring charges we will recognize depend upon multiple factors, such as the implementation and integration of automation and AI-driven solutions across targeted areas of the enterprise, natural employee turnover, and our ability to consolidate our global facilities. We paid $30.9 million of cash in the nine months ended September 30, 2026 related to the 2025 Restructuring Program.
A summary of charges related to our 2025 Restructuring Program is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Severance(1)	$3,294	$9,304	$28,048	$12,968
Other personnel expenses(1)	289	424	2,321	641
Other selling, general, and administrative expenses(2)	12,509	202	13,427	202
Total	$16,092	$9,930	$43,796	$13,811
________________________________
(1) Amounts are included within personnel expenses in our condensed consolidated statements of operations and comprehensive income.
(2) Amounts are included within other selling, general, and administrative expenses in our condensed consolidated statements of operations and comprehensive income.

The following tables summarize restructuring charges related to our 2025 Restructuring Program by reportable segment (in thousands):

	Three Months Ended September 30, 2026
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$1,762	$884	$937	$3,583
Other selling, general, and administrative expenses	218	33	12,258	12,509
	Three Months Ended September 30, 2025
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$1,199	$8,403	$126	$9,728
Other selling, general, and administrative expenses	75	127	—	202

	Nine Months Ended September 30, 2026
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$19,815	$4,965	$5,589	$30,369
Other selling, general, and administrative expenses	398	632	12,397	13,427
	Nine Months Ended September 30, 2025
	NAST	Global Forwarding	All Other and Corporate	Consolidated
Personnel expenses	$1,876	$10,979	$754	$13,609
Other selling, general, and administrative expenses	75	127	—	202
The following table summarizes activity related to our 2025 Restructuring Program and liabilities included in our consolidated balance sheets (in thousands):

	Accrued Severance and Other Personnel Expenses	Accrued Other Selling, General, and Administrative Expenses	Total(1)
Balance, December 31, 2025	$3,790	$291	$4,081
Restructuring charges	30,369	13,427	43,796
Cash payments	(29,906)	(1,022)	(30,928)
Settled non-cash	—	(12,201)	(12,201)
Accrual adjustments(2)	(105)	19	(86)
Balance, September 30, 2026	$4,148	$514	$4,662
________________________________
(1) Amounts are included within accrued expenses - compensation on the condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025.
(2) Accrual adjustments primarily relate to changes in estimates for certain employee termination costs, including those settling for an amount different than originally estimated and foreign currency adjustments.

NOTE 14. DIVESTITURES
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
The sale closed effective February 1, 2025. We received $27.7 million of consideration at closing, $11.8 million in the first quarter of 2026, and an additional $23.5 million in the third quarter of 2026. There is one remaining fixed installment payment due in the fourth quarter of 2026 which is collateralized by the current and future accounts receivable of the Europe Surface Transportation business. There are no remaining assets and liabilities held for sale as of September 30, 2026.

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
NOTE 15. ACQUISITIONS
DeSpir Logistics (“DeSpir”)
On June 22, 2026, we acquired a 100 percent ownership interest in DeSpir, a specialized provider of secure transportation solutions and cargo escort services for mission-critical, high-value freight across North America. Total purchase consideration, net of cash acquired, was approximately $77.8 million, which was paid in cash.
Identifiable intangible assets and estimated useful lives are as follows (dollars in thousands):

	Estimated Life (years)
Customer relationships	10	$16,600
Trademarks	Indefinite	$8,300

There was $48.8 million of goodwill recorded related to the acquisition of DeSpir. The DeSpir goodwill is a result of acquiring and retaining the DeSpir workforce and expected synergies from integrating its business into ours. Purchase accounting is considered preliminary. The results of operations of DeSpir have been included in our consolidated financial statements beginning on June 22, 2026.
RXO, Inc. (“RXO”)
On October 5, 2026, we announced that we have entered into a definitive agreement (the “Merger Agreement”) under which we have agreed to acquire a 100 percent ownership interest in RXO in a stock-and-cash transaction. Under the terms of the Merger Agreement, RXO stockholders may elect to receive either (i) the standard mixed consideration consisting of $17.25 in cash and 0.0856 shares of C.H. Robinson common stock, (ii) all-cash consideration of $30.25 per share or (iii) all-stock consideration of 0.1992 shares of C.H. Robinson common stock, in each case subject to proration and adjustment procedures designed to ensure that, in aggregate, approximately 57 percent of the merger consideration is paid in cash and 43 percent is paid in shares of C.H. Robinson common stock.
The acquisition of RXO brings together two complementary networks and diversifies and strengthens our multi-modal platform to accelerate growth and increase penetration across all modes and segments. Combining both companies’ robust trucking brokerage and managed transportation businesses, along with our global forwarding and RXO’s strengths in expedited and last mile services, will create a more comprehensive offering for our customers across a larger and denser network. Upon completion of the transaction, we will integrate RXO primarily into our NAST reportable segment.
The merger, which was unanimously approved by the Boards of both companies, is expected to close in the first half of 2027 and is subject to customary closing conditions, including regulatory approval and approval by RXO’s stockholders.
We expect to finance the cash consideration with new debt financing and have entered into a fully underwritten commitment (the “commitment”) for a 364-day senior unsecured bridge term loan facility of up to $4.5 billion arranged by Morgan Stanley Senior Funding, Inc. The commitment is intended to finance a portion of the cash consideration, to refinance RXO’s existing credit facility and to pay related fees and expenses, and to backstop amendments to our existing revolving credit facility and private placement notes. The commitments under the bridge facility are reduced by, among other things, the net proceeds of any notes offering, the commitments under any term loan facility, and the effectiveness of those amendments. Subsequent to the third quarter of 2026, we entered into the Fifth Amendment to our existing $1.0 billion revolving credit facility, which, among other things, permits the RXO acquisition and the related financing transactions and modifies certain financial covenant provisions in anticipation of the increased indebtedness expected to be incurred in connection with the RXO acquisition, including a temporary increase in the maximum permitted net leverage ratio following the closing of the acquisition. Upon the effectiveness of the Fifth Amendment, the portion of the commitment backstopping our revolving credit facility terminated, reducing the commitments under the bridge facility to $3.5 billion. The portion of the commitment backstopping our private placement notes will terminate upon the effectiveness of an amendment to the note purchase agreement governing those notes, which we expect to complete in the fourth quarter of 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes.
FORWARD-LOOKING INFORMATION
Our Quarterly Report on Form 10-Q, including this discussion and analysis of our financial condition and results of operations and our disclosures about market risk, contains certain “forward-looking statements.” Forward-looking statements in this Quarterly Report include, among other things, statements concerning the proposed acquisition of RXO, Inc., including the anticipated timing and completion of the transaction; the receipt of required regulatory approvals and approval of the transaction by RXO’s stockholders; the satisfaction of other closing conditions; our plans to finance the cash consideration; our plans for the post-closing integration of RXO; and the anticipated benefits and other effects of the transaction. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience or our present expectations, including, but not limited to, factors such as changes in economic conditions, including uncertain consumer demand; changes in market demand and pressures on the pricing for our services; fuel price increases or decreases, or fuel shortages; competition and growth rates within the global logistics industry that could adversely impact our profitability and ability to achieve our long-term growth targets; freight levels and increasing costs and availability of truck capacity or alternative means of transporting freight; risks associated with seasonal changes or significant disruptions in the transportation industry; risks relating to the proposed acquisition of RXO, including the possibility that the transaction may not be completed on the anticipated terms or timing, or at all; the failure to obtain required regulatory approvals or approval of the transaction by RXO’s stockholders or to satisfy other closing conditions; risks associated with financing the cash consideration, including our ability to obtain new debt financing within the anticipated timing and on anticipated terms and the potential need to borrow under the committed bridge facility; difficulties, delays, or unanticipated costs in integrating RXO; the possibility that the anticipated benefits of the transaction may not be realized, may be realized later than expected, or may be less than anticipated; our dependence upon and changes in relationships with existing contracted truck, rail, ocean, and air carriers; risks associated with the loss of significant customers; risks associated with reliance on technology to operate our business, including reliance on third-party platforms; cybersecurity related risks; our ability to staff and retain employees; risks associated with operations outside of the United States; our ability to successfully integrate the operations of acquired companies with our historic operations or efficiently manage divestitures; climate change related risks; risks associated with our indebtedness; risks associated with interest rates; risks associated with litigation, including contingent auto liability and insurance coverage; risks associated with the potential impact of changes in government regulations, including environmental-related regulations; risks associated with the changes to income tax regulations; risks associated with the produce industry, including food safety and contamination issues; the impact of changes in political and governmental conditions; changes to our capital structure; changes due to catastrophic events; risks associated with the usage of artificial intelligence technologies; risks associated with cybersecurity events; and other risks and uncertainties, including those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 13, 2026, as well as the updates to these risk factors included in Part II—“Item 1A, Risk Factors,” herein.
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

The reconciliation of gross profits to adjusted gross profits and gross profit margin to adjusted gross profit margin is presented below (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Revenues:
Transportation	$5,012,177		$3,783,535		$13,180,661		$11,252,110
Sourcing	345,883		353,311		1,124,431		1,068,019
Total revenues	5,358,060		4,136,846		14,305,092		12,320,129
Costs and expenses:
Purchased transportation and related services	4,236,891		3,112,683		11,080,613		9,286,694
Purchased products sourced for resale	312,735		318,086		1,017,586		961,039
Direct internally developed software amortization	12,860		14,420		38,760		43,767
Total direct costs	4,562,486		3,445,189		12,136,959		10,291,500
Gross profits / Gross profit margin	795,574	14.8%	691,657	16.7%	2,168,133	15.2%	2,028,629	16.5%
Plus: Direct internally developed software amortization	12,860		14,420		38,760		43,767
Adjusted gross profits / Adjusted gross profit margin	$808,434	15.1%	$706,077	17.1%	$2,206,893	15.4%	$2,072,396	16.8%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Total revenues	$5,358,060	$4,136,846	$14,305,092	$12,320,129
Income from operations	271,807	220,836	703,236	613,608
Operating margin	5.1%	5.3%	4.9%	5.0%

Adjusted gross profits	$808,434	$706,077	$2,206,893	$2,072,396
Income from operations	271,807	220,836	703,236	613,608
Adjusted operating margin	33.6%	31.3%	31.9%	29.6%
MARKET TRENDS
The North American surface transportation market remained tight during the third quarter of 2026. Truckload spot rates eased from peak levels experienced early in the quarter as supply pressures moderated and uneven consumer spending limited demand, resulting in more typical seasonal trends. However, truckload rates remained elevated compared to the third quarter of 2025, and contract rates continued to adjust higher. Elevated insurance costs, stricter driver requirements, federal enforcement actions, and other operating challenges continue to remove carrier capacity from the market. These supply-side dynamics, rather than a meaningful recovery in underlying freight demand, remained the primary driver of elevated transportation rates and left the market more sensitive to disruptions because there is less available capacity to absorb sudden changes in freight demand. In the less than truckload (“LTL”) market, conditions remained stable although the elevated cost of truckload capacity continued to shift freight to LTL. Diesel fuel prices remained elevated, adding further cost pressure to all-in transportation rates. Underlying freight demand remained muted, although volumes showed early signs of stabilization late in the quarter. Industry freight volumes, as measured by the Cass Freight Index, declined 0.3 percent in the third quarter of 2026 compared to the third quarter of 2025.
One of the key metrics we use to measure market conditions is the truckload routing guide depth from our Managed Solutions business. This metric measures the average number of carriers contacted before securing a transportation provider. A routing guide depth of 1 would be perfect performance and 2 would be extremely poor. The average routing guide depth in the third quarter of 2026 was 1.5 compared to 1.2 in the third quarter of 2025, reflecting a further tightening of the market compared to the prior year.
During the third quarter of 2026, the global forwarding market continued to be shaped primarily by supply-side dynamics rather than underlying demand conditions, although trends varied by trade lane. Ocean peak-season demand began earlier than usual, and while global vessel capacity was generally sufficient to meet demand, operational disruptions and ocean carriers’ continued capacity management actions, including blank sailings, constrained effective capacity and disrupted vessel schedules. These conditions pushed Trans-Pacific ocean rates higher in the quarter. On Asia-to-Europe trade lanes, ocean carriers gradually increased transits through the Suez Canal, restoring some effective capacity. Overall, ocean freight rates remained significantly higher than the third quarter of 2025, when excess vessel capacity, softening consumer demand, and shifting tariff policies contributed to substantially lower rates across many trade lanes. The air freight market remained uneven, with capacity available on many lanes, while demand for technology-related cargo, including artificial intelligence infrastructure equipment, tightened capacity on certain trade lanes in the quarter. Continued conflict in the Middle East affected airspace availability and flight routings and contributed to significantly higher jet fuel prices, which kept air freight rates elevated compared to the third quarter of 2025.
Looking ahead, conflict-related disruptions in the Middle East, including the potential for renewed disruption to Red Sea transits, the pace of new capacity entering the market, and evolving trade and tariff policy are likely to continue to drive volatility in ocean and air freight pricing in the near term, although the ultimate extent and duration remain uncertain.
BUSINESS TRENDS
Our surface transportation business continued to operate in a rising cost environment during the third quarter of 2026, as discussed in the market trends section. As a result of these tight market conditions, our average truckload linehaul cost per mile, excluding fuel surcharges, increased approximately 33.5 percent during the third quarter of 2026 compared to the third quarter of 2025. Our average truckload linehaul rate charged to our customers, excluding fuel surcharges, increased approximately 31.5 percent during the third quarter of 2026 compared to the third quarter of 2025. Our truckload adjusted gross profit per transaction increased approximately 17.0 percent, as the continued advancement of our dynamic pricing and costing capabilities allowed us to capitalize on the elevated spot market conditions during the third quarter of 2026, in addition to improvements in our contractual portfolio resulting from our continued repricing efforts to reflect the rising cost environment. Our combined North American Surface Transportation (“NAST”) truckload and LTL volume increased approximately 3.5 percent year-over-year in the third quarter of 2026, outperforming the Cass Freight Index, which declined 0.3 percent compared to the third quarter of 2025.
Our global forwarding results in the third quarter of 2026 were largely in line with the market trends discussed above. Our ocean freight shipments increased 2.0 percent compared to the third quarter of 2025, as earlier-than-usual peak-season demand supported volumes, even as ocean carriers’ continued capacity management actions, including blank sailings, and operational disruptions constrained effective capacity and disrupted vessel schedules. Ocean freight rates were significantly higher than in the third quarter of 2025, when excess vessel capacity, softening consumer demand, and shifting trade policies contributed to substantially lower rates. Our air freight tonnage decreased 4.0 percent compared to the third quarter of 2025, reflecting uneven market conditions and the continued impact of Middle East conflict on airspace availability and flight routings. The higher ocean and air freight rates contributed to a 46.1 percent increase in our global forwarding total revenues and a 56.0 percent increase in our purchased transportation and related services costs compared to the third quarter of 2025.
SELECTED OPERATING PERFORMANCE AND OTHER SIGNIFICANT ITEMS
The following summarizes select third quarter 2026 year-over-year operating comparisons to the third quarter of 2025:
•Total revenues increased 29.5 percent to $5.4 billion, primarily driven by higher pricing in our truckload, ocean, LTL, and air services and higher volume in our truckload services.
•Gross profits increased 15.0 percent to $795.6 million. Adjusted gross profits increased 14.5 percent to $808.4 million, primarily driven by higher adjusted gross profit per transaction in our truckload, ocean, air and LTL services and higher volume in our truckload and LTL services.
•Personnel expenses increased 3.1 percent to $360.3 million, primarily due to higher incentive compensation reflecting our strong operating performance. This was partially offset by cost optimization efforts, productivity improvements, and lower restructuring charges. Average employee headcount decreased 10.4 percent.
•Other selling, general, and administrative (“SG&A”) expenses increased 29.7 percent to $176.3 million primarily due to higher claims expenses and an impairment charge on our Kansas City regional center lease driven by the execution of a sublease agreement for the remaining portion of the facility.

•Income from operations increased 23.1 percent to $271.8 million, due to the increase in adjusted gross profit, partially offset by the increase in operating expenses.
•Adjusted operating margin of 33.6 percent increased 230 basis points.
•Interest and other income/expense, net totaled $21.7 million of expense, consisting primarily of $20.4 million of interest expense, which increased $4.7 million versus last year due to a higher average debt balance, partially offset by lower variable interest rates. The third quarter of 2026 results also include a $2.1 million net loss from foreign currency revaluation and realized foreign currency gains and losses.
•The effective tax rate in the quarter was 20.6 percent, consistent with the third quarter last year.
•Net income totaled $198.5 million, an increase of 21.8 percent from a year ago.
•Diluted earnings per share increased 24.6 percent to $1.67.
•Cash flow from operations decreased $380.5 million, primarily driven by a sequential increase in net operating working capital.
CONSOLIDATED RESULTS OF OPERATIONS
The following table summarizes our results of operations (dollars in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change
Revenues:
Transportation	$5,012,177	$3,783,535	32.5%	$13,180,661	$11,252,110	17.1%
Sourcing	345,883	353,311	(2.1)%	1,124,431	1,068,019	5.3%
Total revenues	5,358,060	4,136,846	29.5%	14,305,092	12,320,129	16.1%
Costs and expenses:
Purchased transportation and related services	4,236,891	3,112,683	36.1%	11,080,613	9,286,694	19.3%
Purchased products sourced for resale	312,735	318,086	(1.7)%	1,017,586	961,039	5.9%
Personnel expenses	360,301	349,302	3.1%	1,051,496	1,033,177	1.8%
Other selling, general, and administrative expenses	176,326	135,939	29.7%	452,161	425,611	6.2%
Total costs and expenses	5,086,253	3,916,010	29.9%	13,601,856	11,706,521	16.2%
Income from operations	271,807	220,836	23.1%	703,236	613,608	14.6%
Interest and other income/expense, net	(21,719)	(15,602)	39.2%	(48,610)	(57,679)	(15.7)%
Income before provision for income taxes	250,088	205,234	21.9%	654,626	555,929	17.8%
Provision for income taxes	51,619	42,247	22.2%	122,138	105,169	16.1%
Net income	$198,469	$162,987	21.8%	$532,488	$450,760	18.1%

Diluted net income per share	$1.67	$1.34	24.6%	$4.45	$3.71	19.9%

Average employee headcount	11,253	12,559	(10.4)%	11,479	12,953	(11.4)%

Adjusted gross profit margin percentage(1)
Transportation	15.5%	17.7%	(220 bps)	15.9%	17.5%	(160 bps)
Sourcing	9.6%	10.0%	(40 bps)	9.5%	10.0%	(50 bps)
Total adjusted gross profit margin	15.1%	17.1%	(200 bps)	15.4%	16.8%	(140 bps)
________________________________
(1) Adjusted gross profit margin is a non-GAAP financial measure explained above.
A reconciliation of our reportable segments to our consolidated results can be found in Note 8, Segment Reporting, in Part I, Financial Information of this Quarterly Report on Form 10-Q.

Consolidated Results of Operations—Three Months Ended September 30, 2026, Compared to the Three Months Ended September 30, 2025
Total revenues and direct costs. Total transportation revenues and direct costs increased significantly, primarily due to higher pricing and costs in our truckload, ocean, LTL, and air freight services, including the impact of elevated fuel prices, and higher truckload volume. In our NAST business, elevated insurance costs, stricter driver requirements, federal enforcement actions, and other operating challenges continued to remove carrier capacity from the market, driving truckload rates higher and resulting in some truckload freight shifting to LTL. In our Global Forwarding business, supply-side dynamics rather than underlying demand conditions drove ocean freight rates significantly higher than the prior year, although trends varied by trade lane. Ocean carriers’ continued capacity management actions, including blank sailings, and operational disruptions constrained effective capacity and disrupted vessel schedules. In the prior year, excess vessel capacity, softening consumer demand, and shifting tariff policies contributed to substantially lower rates across many trade lanes. Continued conflict in the Middle East affected airspace availability and flight routings and contributed to significantly higher jet fuel prices, which kept air freight rates elevated compared to the prior year. Our sourcing total revenues and direct costs decreased due to lower average pricing with retail customers, partially offset by higher volumes with foodservice customers.

Gross profits and adjusted gross profits. Our transportation adjusted gross profits increased, driven primarily by higher adjusted gross profit per transaction in our truckload, ocean, air freight and LTL services and higher volume in our truckload and LTL services. In our truckload services, higher adjusted gross profit per transaction reflected the continued advancement of our dynamic pricing and costing capabilities, which allowed us to capitalize on elevated spot market conditions, along with improvements in our contractual portfolio resulting from continued repricing efforts to reflect the rising cost environment. In our ocean services, higher adjusted gross profit per shipment reflected elevated market pricing as operational disruptions and ocean carriers’ continued capacity management actions, including blank sailings, constrained effective capacity. In our air freight services, higher adjusted gross profit per metric ton reflected elevated market pricing driven by higher jet fuel prices and the continued impact of conflict in the Middle East on airspace availability and flight routings. In our LTL services, higher adjusted gross profit per transaction reflected favorable pricing dynamics as the elevated cost of truckload capacity continued to shift freight to LTL. Our sourcing adjusted gross profits decreased, driven by margin compression caused by higher fuel costs, partially offset by higher volumes with foodservice customers.
Operating expenses. Personnel expenses increased primarily due to higher incentive compensation reflecting our strong operating performance. This impact was partially offset by cost optimization efforts and productivity improvements, including lower average employee headcount and lower restructuring charges. Other SG&A expenses increased primarily due to higher claims expense and an impairment charge on our Kansas City regional center lease, resulting from the execution of a sublease agreement for the remaining portion of the facility.
Our personnel expenses in the third quarter of 2026 included $3.6 million of severance and related personnel expenses incurred in connection with our 2025 Restructuring Program. In addition, other SG&A expenses included $12.5 million of expense driven by the impairment charge on our Kansas City regional center lease that was also associated with the program and $2.9 million of acquisition-related expenses. Refer to Note 13, Restructuring, for further discussion related to our 2025 Restructuring Program.
Our personnel expenses in the third quarter of 2025 included $9.7 million of severance and related personnel expenses incurred in connection with our 2025 Restructuring Program.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $20.4 million, which increased $4.7 million during the third quarter of 2026, due to a higher average debt balance, partially offset by lower variable interest rates. The current period included a $2.1 million net loss from foreign currency revaluation and realized foreign currency gains and losses.
Provision for income taxes. Our effective income tax rate was 20.6 percent for the third quarter of 2026 consistent with the third quarter of 2025. The effective income tax rate for the third quarter of 2026 was lower than the statutory federal income tax rate primarily due to U.S. tax credits and the tax benefit of share-based payment awards, which decreased the effective tax rate by 2.0 percentage points and 1.6 percentage points, respectively. These impacts were partially offset by state income tax expense, net of federal benefit, which increased the effective tax rate by 3.3 percentage points. The effective income tax rate for the third quarter of 2025 was lower than the statutory federal income tax rate primarily due to the impact of share-based payment awards and foreign tax credits, which decreased the effective income tax rate by 3.8 percentage points and 2.0 percentage points, respectively. These impacts were partially offset by state income tax expense, net of federal benefit, which increased the effective tax rate by 2.4 percentage points during the third quarter of 2025.

Consolidated Results of Operations—Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025
Total revenues and direct costs. Total transportation revenues and direct costs increased primarily due to higher pricing and costs in our truckload, ocean, LTL, and air freight services, including the impact of elevated fuel prices, and higher LTL volume. In our NAST business, tightening market conditions drove higher market pricing and costs across our truckload and LTL services. The supply-side market tightening that emerged in late 2025 and continued through 2026, along with elevated fuel prices, drove all-in transportation rates higher than the prior year. Elevated insurance costs, stricter driver requirements, federal enforcement actions, and other operating challenges continued to remove carrier capacity from the market and resulted in some truckload freight shifting to LTL. In our Global Forwarding business, ocean pricing and costs increased as carrier capacity management actions, including blank sailings, operational disruptions, and vessel rerouting constrained effective capacity. Air freight pricing and costs increased as continued conflict in the Middle East affected airspace availability and flight routings and contributed to higher jet fuel prices, keeping air freight rates elevated compared to the prior year. Our sourcing total revenues and direct costs increased primarily due to higher volumes with foodservice customers, partially offset by lower average pricing with retail customers.
Gross profits and adjusted gross profits. Our transportation adjusted gross profits increased, driven primarily by higher adjusted gross profit per transaction in our truckload, LTL and air freight services and higher volume in our LTL services. In our truckload services, higher adjusted gross profit per transaction reflected the continued advancement of our dynamic pricing and costing capabilities, which allowed us to capitalize on elevated spot market conditions, along with improvements in our contractual portfolio in the third quarter resulting from repricing efforts to reflect the rising cost environment. In our LTL services, higher adjusted gross profit per transaction and higher volume reflected stronger demand and favorable pricing dynamics as rising truckload transportation costs shifted freight to LTL solutions. In our air freight services, higher adjusted gross profit per shipment reflected elevated market pricing driven by higher jet fuel prices and the impact of conflict in the Middle East on airspace availability and flight routings. Our sourcing adjusted gross profits increased primarily due to higher volumes with foodservice customers, partially offset by lower adjusted gross profits per transaction with retail customers.
Operating expenses. Personnel expenses increased primarily due to higher incentive compensation reflecting our strong operating performance and higher restructuring charges. These increases were partially offset by cost optimization initiatives and productivity improvements, including lower average employee headcount. Other SG&A expenses increased primarily due to higher claims expense and an impairment charge on our Kansas City regional center lease, resulting from the execution of a sublease agreement for the remaining portion of the facility.
Our personnel expenses for the nine months ended September 30, 2026 included $30.4 million of severance and related personnel expenses incurred in connection with our 2025 Restructuring Program. In addition, other SG&A expenses included $16.3 million of expense driven by the impairment charge on our Kansas City regional center lease which was also associated with the program and acquisition-related expenses.
Our personnel expenses for the nine months ended September 30, 2025 included $14.8 million of severance and related personnel expenses incurred in connection with our 2025 Restructuring Program and the divestiture of our Europe Surface Transportation business. In addition, other SG&A expenses included $7.9 million of expense driven by a $6.3 million impairment charge on our Kansas City regional center lease and expenses related to the divestiture of our Europe Surface Transportation business.
Interest and other income/expense, net. Interest and other income/expense, net primarily consisted of interest expense of $51.3 million, which increased $1.9 million driven by a higher average debt balance, partially offset by lower variable interest rates compared to the prior year. The nine months ended September 30, 2026 included a $1.8 million net loss from foreign currency revaluation and realized foreign currency gains and losses, compared to an $8.3 million net loss in the prior year.
Provision for income taxes. Our effective income tax rate was 18.7 percent for the nine months ended September 30, 2026 and 18.9 percent for the nine months ended September 30, 2025. The effective income tax rate for the nine months ended September 30, 2026 was lower than the statutory federal income tax rate primarily due to the tax benefit of share-based payment awards and U.S. tax credits, which decreased the effective tax rate by 6.3 percentage points and 1.2 percentage points, respectively. These impacts were partially offset by non-deductible executive compensation expenses and state income tax expense, net of federal benefit, which increased the effective tax rate by 2.8 percentage points and 2.7 percentage points, respectively. The effective income tax rate for the nine months ended September 30, 2025 was lower than the statutory federal income tax rate primarily due to the tax benefit of share-based payment awards and foreign tax credits, which decreased the effective tax rate by 3.3 percentage points and 2.0 percentage points, respectively. These impacts were partially offset by state income tax expense, net of federal benefit, which increased the effective tax rate by 2.3 percentage points.

NAST Segment Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	% change	2026	2025	% change
Total revenues	$3,829,223	$2,965,694	29.1%	$10,369,815	$8,752,341	18.5%
Costs and expenses:
Purchased transportation and related services	3,311,368	2,521,555	31.3%	8,951,494	7,457,630	20.0%
Personnel expenses	173,453	162,086	7.0%	507,840	483,070	5.1%
Other selling, general, and administrative expenses	140,499	109,175	28.7%	371,603	331,101	12.2%
Total costs and expenses	3,625,320	2,792,816	29.8%	9,830,937	8,271,801	18.8%
Income from operations	$203,903	$172,878	17.9%	$538,878	$480,540	12.1%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change
Average employee headcount	4,597	5,187	(11.4)%	4,674	5,234	(10.7)%
Service line volume statistics
Truckload			3.5%			—%
LTL			3.5%			2.5%

Adjusted gross profits(1)
Truckload	$322,846	$267,442	20.7%	$832,048	$780,940	6.5%
LTL	169,506	156,909	8.0%	514,339	453,768	13.3%
Other	25,503	19,788	28.9%	71,934	60,003	19.9%
Total adjusted gross profits	$517,855	$444,139	16.6%	$1,418,321	$1,294,711	9.5%
________________________________
(1) Adjusted gross profit is a non-GAAP financial measure explained above.
Three Months Ended September 30, 2026, Compared to the Three Months Ended September 30, 2025
Total revenues and direct costs. NAST total revenues and direct costs increased significantly primarily due to higher pricing and costs in our truckload and LTL services, including the impact of elevated fuel prices, as well as higher truckload and LTL volumes. Elevated insurance costs, stricter driver requirements, federal enforcement actions, and other operating challenges continued to remove carrier capacity from the market, driving truckload rates higher and resulting in some truckload freight shifting to LTL. Our average truckload linehaul rate per mile charged to customers, which excludes fuel surcharges, increased approximately 31.5 percent in the third quarter of 2026 compared to the third quarter of 2025. Our truckload linehaul cost per mile, excluding fuel surcharges, increased approximately 33.5 percent in the third quarter of 2026 compared to the third quarter of 2025.
Gross profits and adjusted gross profits. NAST adjusted gross profits increased, driven by higher adjusted gross profit per transaction in our truckload and LTL services. The higher adjusted gross profit per transaction in our truckload services reflected the continued advancement of our dynamic pricing and costing capabilities, which allowed us to capitalize on elevated spot market conditions, along with improvements in our contractual portfolio resulting from continued repricing efforts to reflect the rising cost environment. The higher adjusted gross profit per transaction in our LTL services reflected favorable pricing dynamics as the elevated cost of truckload capacity continued to shift freight to LTL. Other adjusted gross profits increased driven by incremental warehousing services.
Operating expenses. NAST personnel expenses increased primarily due to higher incentive compensation reflecting our strong operating performance. This impact was partially offset by cost optimization efforts and productivity improvements, including lower average employee headcount. NAST other SG&A expenses increased primarily due to higher claims expenses, higher professional services, and higher allocated corporate expenses.

NAST personnel expenses in the third quarter of 2026 included $1.8 million of severance and related personnel expenses associated with our 2025 Restructuring Program. Other SG&A expenses also included $3.1 million of acquisition and restructuring-related expenses. NAST personnel expenses in the third quarter of 2025 included $1.2 million of severance and related personnel expenses also associated with the 2025 Restructuring Program. Refer to Note 13, Restructuring, for further discussion related to our 2025 Restructuring Program.
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
Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025
Total revenues and direct costs. NAST total revenues and direct costs increased primarily due to higher pricing and costs in our truckload and LTL services, including the impact of elevated fuel prices, and higher LTL volume. Tightening market conditions drove higher market pricing and costs across our truckload and LTL services. The supply-side market tightening that emerged in late 2025 and continued through 2026, along with elevated fuel prices, drove all-in transportation rates higher than the prior year. Elevated insurance costs, stricter driver requirements, federal enforcement actions, and other operating challenges continued to remove carrier capacity from the market and resulted in some truckload freight shifting to LTL. Our average truckload linehaul rate per mile charged to customers, which excludes fuel surcharges, increased approximately 23.0 percent. Our truckload linehaul cost per mile, excluding fuel surcharges, increased approximately 25.5 percent.
Gross profits and adjusted gross profits. NAST adjusted gross profits increased, driven primarily by higher adjusted gross profit per transaction in our truckload and LTL services and higher LTL volume. In our truckload services, higher adjusted gross profit per transaction reflected the continued advancement of our dynamic pricing and costing capabilities, which allowed us to capitalize on elevated spot market conditions, along with improvements in our contractual portfolio in the third quarter resulting from repricing efforts to reflect the rising cost environment. In our LTL services, higher adjusted gross profit per transaction and higher volume reflected stronger demand and favorable pricing dynamics as rising truckload transportation costs shifted freight to LTL solutions. Other adjusted gross profits increased driven by incremental warehousing services.
Operating expenses. NAST personnel expenses increased driven by higher incentive compensation reflecting our strong operating performance and higher restructuring charges related to workforce reductions. These increases were partially offset by cost optimization efforts and productivity improvements, including lower average employee headcount. NAST other SG&A expenses increased primarily due to higher claims expense and higher allocated corporate expenses.
NAST personnel expenses in the nine months ended September 30, 2026 included $19.8 million of severance and related personnel expenses associated with our 2025 Restructuring Program. Other SG&A expenses included $3.3 million of acquisition and restructuring related expenses. NAST personnel expenses in the nine months ended September 30, 2025 included $1.9 million of severance and related personnel expenses also associated with the 2025 Restructuring Program.

Global Forwarding Segment Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	% change	2026	2025	% change
Total revenues	$1,149,051	$786,347	46.1%	$2,710,385	$2,359,035	14.9%
Costs and expenses:
Purchased transportation and related services	927,813	594,592	56.0%	2,138,026	1,795,071	19.1%
Personnel expenses	85,718	92,507	(7.3)%	243,683	268,295	(9.2)%
Other selling, general, and administrative expenses	55,473	50,227	10.4%	155,975	152,375	2.4%
Total costs and expenses	1,069,004	737,326	45.0%	2,537,684	2,215,741	14.5%
Income from operations	$80,047	$49,021	63.3%	$172,701	$143,294	20.5%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change
Average employee headcount	3,573	4,245	(15.8)%	3,710	4,380	(15.3)%
Service line volume statistics
Ocean			2.0%			(2.5)%
Air			(4.0)%			(8.5)%
Customs			—%			(1.5)%

Adjusted gross profits(1)
Ocean	$135,853	$110,276	23.2%	$330,567	$333,436	(0.9)%
Air	43,064	34,941	23.2%	117,129	101,229	15.7%
Customs	31,675	36,364	(12.9)%	95,782	98,398	(2.7)%
Other	10,646	10,174	4.6%	28,881	30,901	(6.5)%
Total adjusted gross profits	$221,238	$191,755	15.4%	$572,359	$563,964	1.5%
________________________________
(1) Adjusted gross profit is a non-GAAP financial measure explained above.
Three Months Ended September 30, 2026, Compared to the Three Months Ended September 30, 2025
Total revenues and direct costs. Global Forwarding total revenues and direct costs increased primarily driven by higher pricing and costs in ocean and air freight services, including the impact of higher fuel prices, along with an increase in ocean volumes. These increases were partially offset by lower air freight tonnage. Supply-side dynamics rather than underlying demand conditions drove ocean freight rates significantly higher than the prior year, although trends varied by trade lane. Ocean carriers’ continued capacity management actions, including blank sailings, and operational disruptions constrained effective capacity and disrupted vessel schedules. In the prior year, excess vessel capacity, softening consumer demand, and shifting tariff policies contributed to substantially lower rates across many trade lanes. Continued conflict in the Middle East affected airspace availability and flight routings and contributed to significantly higher jet fuel prices, which kept air freight rates elevated compared to the prior year.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits increased, primarily driven by a higher adjusted gross profit per shipment in ocean and air services, and an increase in ocean volumes. This increase was partially offset by lower adjusted gross profits in customs services. In our ocean services, higher adjusted gross profit per shipment reflected elevated market pricing as operational disruptions and ocean carriers’ continued capacity management actions, including blank sailings, constrained effective capacity. In our air freight services, higher adjusted gross profit per metric ton reflected elevated market pricing driven by higher jet fuel prices and the continued impact of conflict in the Middle East on airspace availability and flight routings. Customs adjusted gross profits decreased compared to the elevated levels in the prior year, which benefited from higher duty advance fees reflecting elevated global tariff rates.

Operating expenses. Personnel expenses decreased driven by cost optimization efforts and productivity improvements including lower average employee headcount, partially offset by higher incentive compensation expense. Global Forwarding other SG&A expenses increased primarily due to higher allocated corporate expenses.
Global Forwarding personnel expenses in the third quarter of 2026 included $0.9 million of severance and related personnel expenses associated with our 2025 Restructuring Program. Global Forwarding personnel expenses for the third quarter of 2025 included $8.4 million of severance and related personnel expenses also associated with the same program. Refer to Note 13, Restructuring, for further discussion related to our 2025 Restructuring Program.
Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025
Total revenues and direct costs. Global Forwarding total revenues and direct costs increased, primarily driven by higher pricing and costs in ocean and air freight services, including the impact of higher fuel prices, partially offset by lower ocean, air, and customs volumes. Ocean pricing and costs increased as carrier capacity management actions, including blank sailings, along with operational disruptions and vessel rerouting, constrained effective capacity. Air freight pricing and costs increased as the continued conflict in the Middle East affected airspace availability and flight routings and contributed to higher jet fuel prices. In the prior year period, the evolving tariff landscape led to short-lived spikes in demand and pricing; however, elevated capacity levels and weak consumer sentiment ultimately resulted in lower global forwarding rates and purchased transportation costs.
Gross profits and adjusted gross profits. Global Forwarding adjusted gross profits increased, driven by a higher adjusted gross profit per shipment in air freight services. This increase was partially offset by declines in ocean, air and customs volumes. The higher adjusted gross profit per shipment in air freight services reflected elevated market pricing driven by higher jet fuel prices and the impact of conflict in the Middle East on airspace availability and flight routings.
Operating expenses. Personnel expenses decreased driven by cost optimization efforts and productivity improvements, including lower average employee headcount. Other SG&A expenses increased primarily due to higher allocated corporate expenses.
In addition to the above, Global Forwarding personnel expenses in the nine months ended September 30, 2026 included $5.0 million of severance and related personnel expenses. We also incurred $0.6 million of other SG&A expenses in the nine months ended September 30, 2026. These expenses were both associated with our 2025 Restructuring Program. Personnel expenses for the nine months ended September 30, 2025 included $11.0 million of severance and related personnel expenses also associated with the same program.
All Other and Corporate Segment Results of Operations
All Other and Corporate includes our Robinson Fresh and Managed Solutions segments, as well as Other Surface Transportation outside of North America and other miscellaneous revenues and unallocated corporate expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	% change	2026	2025	% change
Total revenues	$379,786	$384,805	(1.3)%	$1,224,892	$1,208,753	1.3%
Income (loss) from operations	(12,143)	(1,063)	N/M	(8,343)	(10,226)	N/M

Adjusted gross profits(1)
Robinson Fresh	38,133	40,195	(5.1)%	122,926	122,243	0.6%
Managed Solutions	31,208	29,988	4.1%	93,287	86,841	7.4%
Other Surface Transportation	—	—	N/M	—	4,637	(100.0)%
Total adjusted gross profits	$69,341	$70,183	(1.2)%	$216,213	$213,721	1.2%
________________________________
(1) Adjusted gross profit is a non-GAAP financial measure explained above.
Three Months Ended September 30, 2026, Compared to the Three Months Ended September 30, 2025
Total revenues and direct costs. Total revenues and direct costs decreased primarily due to lower average pricing with retail customers, partially offset by higher volumes with foodservice customers in our Robinson Fresh business. Total revenues and direct costs in our Managed Solutions business increased as a result of higher freight under management.

Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits decreased, driven by margin compression caused by higher fuel costs, partially offset by higher volumes with foodservice customers. Managed Solutions adjusted gross profits increased as a result of higher freight under management.
Restructuring, lease impairment charge, and divestiture expenses. All Other and Corporate personnel expenses in the third quarter of 2026 included $0.9 million of severance and related personnel expenses associated with our 2025 Restructuring Program. In addition, other SG&A expenses included $12.3 million of expense driven by an impairment charge on our Kansas City regional center lease that was also associated with the program.
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
Nine Months Ended September 30, 2026, Compared to the Nine Months Ended September 30, 2025
Total revenues and direct costs. Total revenues and direct costs increased primarily due to higher volumes with foodservice customers, partially offset by lower average pricing with retail customers in our Robinson Fresh business. Total revenues and direct costs in our Managed Solutions business also increased as a result of higher freight under management. These increases were partially offset by lower revenues and direct costs resulting from the divestiture of our Europe Surface Transportation business on February 1, 2025.
Gross profits and adjusted gross profits. Robinson Fresh adjusted gross profits increased primarily due to higher volumes with foodservice customers, partially offset by lower adjusted gross profit per transaction with retail customers. Managed Solutions adjusted gross profits increased as a result of higher freight under management. Other Surface Transportation adjusted gross profits decreased due to the divestiture of our Europe Surface Transportation business.
Restructuring, lease impairment charge, and divestiture expenses. All Other and Corporate personnel expenses in the nine months ended September 30, 2026 included $5.6 million of severance and related personnel expenses associated with our 2025 Restructuring Program. In addition, other SG&A expenses included $12.4 million of expense driven by the impairment charge on our Kansas City regional center lease that was also associated with the program.
All Other and Corporate personnel expenses in the nine months ended September 30, 2025 included $1.9 million of severance and related personnel expenses associated with the divestiture of our Europe Surface Transportation business and our 2025 Restructuring Program. In addition, other SG&A expenses, included $1.4 million of expense related to the divestiture of our Europe Surface Transportation business and a $6.3 million impairment charge on our Kansas City regional center lease.
LIQUIDITY AND CAPITAL RESOURCES
We have historically generated substantial cash from operations, which has enabled us to fund our organic growth while paying cash dividends and repurchasing stock. In addition, we maintain the following debt facilities as described in Note 4, Financing Arrangements (in thousands):

Description	Carrying Value as of September 30, 2026	Borrowing Capacity	Maturity
Revolving credit facility	$520,000	$1,000,000	November 2027
Senior Notes, Series B	150,000	150,000	August 2028
Senior Notes, Series C	175,000	175,000	August 2033
Receivables Securitization Facility(1)	425,818	500,000	August 2027
Senior Notes(1)	598,491	600,000	April 2028
Total debt	$1,869,309	$2,425,000
______________________________________________
(1) Net of unamortized discounts and issuance costs.
We expect to use our current debt facilities and potentially other indebtedness incurred in the future to assist us in continuing to fund working capital, capital expenditures, possible acquisitions, dividends, share repurchases or other investments.

Cash and cash equivalents totaled $193.1 million as of September 30, 2026, and $160.9 million as of December 31, 2025. Cash and cash equivalents held outside the United States totaled $18.2 million as of September 30, 2026, and $144.9 million as of December 31, 2025.
We prioritize our investments to grow our market share and expand globally in key industries, trade lanes, and geographies, and to digitize our customer, carrier, and internal tools to support our organic growth. We are continually looking for acquisitions, but those acquisitions must fit our culture and enhance our growth opportunities.
The following table summarizes our major sources and uses of cash and cash equivalents (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Sources (uses) of cash:
Cash provided by operating activities	$228,594	$609,105

Capital expenditures	(50,769)	(54,861)
Cash used for acquisition	(78,949)	—
Proceeds from divestiture	35,310	27,737
Other investing activities	3,289	—
Cash used for investing activities	(91,119)	(27,124)

Repurchase of common stock	(639,922)	(240,257)
Cash dividends	(229,132)	(227,053)
Net borrowings (payments) on debt	779,000	(195,000)
Other financing activities	(16,317)	54,094
Cash used for financing activities	(106,371)	(608,216)
Effect of exchange rates on cash and cash equivalents	1,157	6,534
Net change in cash and cash equivalents	$32,261	$(19,701)
Cash flows from operating activities. The decrease in cash provided by operating activities was primarily driven by an increase in net operating working capital, reflecting higher pricing and costs across many of our services compared to the prior year. In our NAST business, the supply-side market tightening that emerged in late 2025 has continued into 2026, as elevated insurance costs, stricter driver requirements, federal enforcement actions, and other operating challenges have removed carrier capacity from the market. These conditions, together with elevated diesel fuel prices, drove higher market pricing and costs across our truckload and LTL services. In our global forwarding business, ocean pricing and costs increased compared to the prior year, as earlier-than-usual peak-season demand and ocean carriers’ capacity management actions, including blank sailings, supported higher rates. In addition, air freight pricing and costs also remained elevated, reflecting the continued impact of Middle East conflicts on airspace availability and flight routings and a significant increase in jet fuel prices. As a result of these market conditions, net operating working capital increased, adversely impacting cash provided by operating activities during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. We continue to closely monitor credit and collections activities and the quality of our accounts receivable balance to minimize risk as well as work with our customers to facilitate the movement of goods across their supply chains while also ensuring timely payment.
Cash flows from investing activities. Capital expenditures consisted primarily of investments in software, which are intended to develop and deliver scalable solutions by transforming our processes, accelerate the pace of development and prioritize data integrity, improve our customer and carrier experience, and increase efficiency to help expand our adjusted operating margins and grow the business.
On June 22, 2026, we acquired DeSpir Logistics. Total purchase consideration, net of cash acquired, was approximately $77.8 million, which was paid in cash.
The sale of our Europe Surface Transportation business closed during the first quarter of 2025. We received $27.7 million of consideration at closing during the first quarter of 2025 and an additional $35.3 million of consideration through the first nine months of 2026. There is one remaining fixed installment payment due in the fourth quarter of 2026 which is collateralized by the current and future accounts receivable of the Europe Surface Transportation business.

Cash flows from financing activities. Net cash used for financing activities decreased significantly in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, driven by an increase in net borrowings on debt, partially offset by an increase in cash returned to shareholders through share repurchases. Net borrowings on debt increased primarily to fund incremental share repurchases, net operating working capital needs and cash paid for acquisitions in the nine months ended September 30, 2026 compared to the prior year.
The number of shares we repurchase, if any, during future periods will vary based on our cash position, other potential uses of our cash, and market conditions. Over the long term, we remain committed to our quarterly dividend and share repurchases to enhance shareholder value, although we have now paused share repurchases to pay down outstanding debt following our agreement to acquire RXO. On October 28, 2025, the Board of Directors approved an additional $2.0 billion of authorization under the company’s share repurchase program. The stock repurchase program does not obligate the company to acquire any amount of common stock and shall expire or terminate at the Board's discretion. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.
We expect to finance the cash consideration with new debt financing and have entered into a fully underwritten commitment (the “commitment”) for a 364-day senior unsecured bridge term loan facility of up to $4.5 billion arranged by Morgan Stanley Senior Funding, Inc. The commitment is intended to finance a portion of the cash consideration, to refinance RXO’s existing credit facility and to pay related fees and expenses, and to backstop amendments to our existing revolving credit facility and private placement notes. The commitments under the bridge facility are reduced by, among other things, the net proceeds of any notes offering, the commitments under any term loan facility, and the effectiveness of those amendments. Subsequent to the third quarter of 2026, we entered into the Fifth Amendment to our existing $1.0 billion revolving credit facility, which, among other things, permits the RXO acquisition and the related financing transactions and modifies certain financial covenant provisions in anticipation of the increased indebtedness expected to be incurred in connection with the RXO acquisition, including a temporary increase in the maximum permitted net leverage ratio following the closing of the acquisition. Upon the effectiveness of the Fifth Amendment, the portion of the commitment backstopping our revolving credit facility terminated, reducing the commitments under the bridge facility to $3.5 billion. The portion of the commitment backstopping our private placement notes will terminate upon the effectiveness of an amendment to the note purchase agreement governing those notes, which we expect to complete in the fourth quarter of 2026.
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
As of September 30, 2026, we were in compliance with all of the covenants under our debt agreements.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Refer to Note 1, Basis of Presentation, contained in this Quarterly Report for a discussion of recently issued accounting pronouncements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to the company's 2025 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of September 30, 2026, there were no material changes to our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the company’s 2025 Annual Report on Form 10-K for a discussion of the company’s market risk. As of September 30, 2026, there were no material changes in market risk from those disclosed in the company’s 2025 Annual Report on Form 10-K.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
(b) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
A material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims, or unfavorable resolutions of claims could materially and adversely affect our operating results. In addition, actual or perceived increases in our exposure to liability, including those arising from developments such as the Montgomery decision, may result in significant increases in insurance costs, higher deductibles or self-insured retentions, more restrictive coverage terms, or the inability to purchase insurance on commercially reasonable terms. Insurers may also revise underwriting standards applicable to freight brokers, including with respect to carrier vetting, compliance, and documentation practices. Our involvement in the transportation of certain goods, including, but not limited to, hazardous materials, could also increase our exposure in the event one of our contracted motor carriers is involved in an accident resulting in injuries or contamination.
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
The proposed acquisition of RXO may not be completed on the anticipated terms or timing, or at all, and the pendency of the transaction could adversely affect our business. On October 4, 2026, we entered into a definitive agreement to acquire RXO, Inc. Completion of the transaction is subject to a number of conditions, including approval by RXO’s stockholders, the receipt of required regulatory approvals and clearances, and the satisfaction or waiver of other customary closing conditions. We cannot provide assurance that these conditions will be satisfied or waived, that required regulatory approvals will be obtained on the anticipated timeline or without the imposition of conditions, limitations or remedies, or that the transaction will be completed on the anticipated terms or timing, or at all.
Governmental authorities may delay or refuse to approve the transaction or may condition approval on actions, restrictions or other terms that could delay completion of the transaction, reduce its anticipated benefits or, in certain circumstances, prevent completion. The transaction may also result in litigation or other regulatory proceedings, which could delay or prevent completion of the transaction or result in additional costs. In addition, events or circumstances may arise that could result in the termination of the merger agreement. If the transaction is delayed or not completed, we may nevertheless incur significant transaction, financing and other costs, and the market price of our common stock could be adversely affected.
The pendency of the transaction may also create uncertainty among customers, carriers, employees and other business partners; impair our ability to attract, retain and motivate key personnel; divert management attention from our ongoing business; and affect our operating results or business relationships. Any of these matters could adversely affect our business, financial condition, results of operations or prospects, whether or not the transaction is completed.
We expect to finance the cash portion of the merger consideration with new debt and have obtained a $4.5 billion bridge facility commitment to support that financing. If permanent financing is not available when anticipated or on anticipated terms, we may be required to draw on the bridge facility, which could further increase our borrowing costs.
If the transaction is completed, we may encounter difficulties or incur costs in integrating RXO’s operations, systems, personnel and business relationships, and the anticipated benefits and synergies of the transaction may not be realized, may be realized later than expected or may be less than anticipated. Any such difficulties could adversely affect our business, financial condition, results of operations or prospects.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about company purchases of common stock during the quarter ended September 30, 2026:

	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(2)	Share Repurchase Authorization Remaining(3)
July 1, 2026 – July 31, 2026	390,474	$187.18	372,629	799,301	$2,000,000,000
August 1, 2026 – August 31, 2026	512,092	147.82	496,273	303,028	2,000,000,000
September 1, 2026 – September 30, 2026	416,300	150.63	411,100	—	1,983,895,506
Third Quarter 2026	1,318,866	$160.36	1,280,002	—	$1,983,895,506
________________________________
(1) The total number of shares purchased based on trade date includes: (i) 1,280,002 shares of common stock purchased under the authorizations described below; and (ii) 38,864 shares of common stock surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2) In December 2021, the Board of Directors increased the number of shares authorized for repurchase by 20,000,000 shares. As of September 30, 2026, there were no shares remaining for future repurchases under this authorization.
(3) On October 28, 2025, the Board of Directors approved a $2.0 billion authorization under the company’s share repurchase program. As of September 30, 2026, $1,983,895,506 remained available for future repurchases. Repurchases can be made in the open market or in privately negotiated transactions, including Rule 10b5-1 plans and accelerated repurchase programs. The stock repurchase program does not obligate the company to acquire any amount of common stock and shall expire or terminate at the Board's discretion.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Except as follows, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K during the three months ended September 30, 2026.
On August 28, 2026, Michael Castagnetto, our President of North American Surface Transportation, adopted a prearranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act, for the sale of shares of our common stock. Mr. Castagnetto’s Rule 10b5-1 plan was entered into during an open trading window according to the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Castagnetto’s Rule 10b5-1 plan provides for the potential sale of up to 2,931 shares of our common stock, so long as the market price of our common stock is higher than certain minimum threshold prices specified in Mr. Castagnetto’s Rule 10b5-1 plan, between December 31, 2026 and January 15, 2027.
ITEM 6. EXHIBITS
Exhibits filed with, or incorporated by reference into, this Quarterly Report:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of the company for the period ended September 30, 2026, formatted in Inline XBRL (embedded within the Inline XBRL document)

104	The cover page from the Quarterly Report on Form 10-Q of the company for the period ended September 30, 2026, formatted in Inline XBRL (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2026.

C.H. ROBINSON WORLDWIDE, INC.

By:	/s/ David P. Bozeman
David P. Bozeman
Chief Executive Officer

By:	/s/ Damon J. Lee
Damon J. Lee
Chief Financial Officer